Form 10-Q
period 2004-06-30
COHEN & STEERS INC
filed 2004-09-21
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1904657 (I.R.S. Employer Identification No.)

757 Third Avenue
New York, NY 10017
(Address of principal executive offices)

(212) 832-3232
(Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☒

      The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of September 20, 2004 was 35,325,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2003 and June 30, 2004
($ in thousands)

	December 31, 2003	June 30, 2004
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,526	$11,824
Accounts receivable:
Company-sponsored mutual funds	5,179	6,838
Other	3,669	3,632
Marketable securities available-for-sale	6,497	7,868
Due from affiliates	282	82
Income tax refunds receivable	441	398
Deferred initial public offering costs	139	3,060
Prepaid expenses and other current assets	864	1,120

Total current assets	24,597	34,822

Property and equipment—net	3,361	2,941
Other assets:
Deferred commissions—net	6,523	6,189
Deposits	42	42

Total other assets	6,565	6,231

Total assets	$34,523	$43,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses and compensation	$6,626	$15,777
Current portion of long-term debt	120	115
Current portion of obligations under capital leases	16	14
Deferred income tax liability	366	248
Other current liabilities	129	27

Total current liabilities	7,257	16,181

Long-term liabilities:
Bank line of credit	4,713	4,302
Long-term debt	1,661	1,605
Obligations under capital leases and other long-term liabilities	118	98

Total long-term liabilities	6,492	6,005

Commitments and contingencies	—	—

Stockholders' equity:
Common stock	267	267
Additional paid-in capital	3,692	3,692
Retained earnings	15,195	16,126
Accumulated other comprehensive income	1,620	1,723

Total stockholders' equity	20,774	21,808

Total liabilities and stockholders' equity	$34,523	$43,994

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2003 and 2004
($ in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2004	2003	2004

Revenue:
Investment advisory and administration fees:
Closed-end mutual funds	$5,818	$20,370	$3,077	$11,569
Open-end mutual funds	10,350	16,056	5,544	7,774
Institutional separate accounts	4,071	5,477	2,098	2,831

Total investment advisory and administration fees	20,239	41,903	10,719	22,174
Distribution and service fee revenue	2,233	4,692	1,259	2,284
Portfolio consulting and other	571	1,624	300	915
Investment banking fees	5,535	4,718	4,557	255

Total revenue	28,578	52,937	16,835	25,628

Expenses:
Employee compensation and benefits	18,372	15,823	10,618	6,843
General and administrative	3,605	6,127	1,886	3,370
Distribution and service fee expenses	3,315	9,130	1,888	4,935
Amortization, deferred commissions	1,446	2,290	636	1,233
Depreciation and amortization	467	565	234	284

Total expenses	27,205	33,935	15,262	16,665

Operating income	1,373	19,002	1,573	8,963

Non-operating income (expense):
Interest and dividend income	199	213	102	112
Interest expense	(75)	(81)	(39)	(39)

Total non-operating income	124	132	63	73

Income before income taxes	1,497	19,134	1,636	9,036
Income tax expense (benefit)	(23)	1,203	1	436

Net income	$1,520	$17,931	$1,635	$8,600

Earnings per share-basic and diluted	$0.06	$0.67	$0.06	$0.32
Weighted average shares outstanding-basic and diluted	26,700,000	26,700,000	26,700,000	26,700,000

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2004
(Amounts in thousands)
(Unaudited)

	Common Stock— Voting		Common Stock— Non-Voting
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	14,568	$146	12,132	$121	$3,692	$15,195	$1,620	$20,774
Net income						17,931		17,931
Other comprehensive income, unrealized gain on securities available-for-sale (net of tax expense of $7)							103	103

Total comprehensive income								18,034
Distributions to stockholders						(17,000)		(17,000)

Balance, June 30, 2004	14,568	$146	12,132	$121	$3,692	$16,126	$1,723	$21,808

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
SIX MONTHS ENDED JUNE 30, 2003 AND 2004
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash Flows from Operating Activities:
Net income	$1,520	$17,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	467	565
Amortization, deferred commissions	1,446	2,291
Deferred rent	63	(15)
Deferred income taxes	(977)	(111)
Changes in operating assets and liabilities:
Accounts receivable, Company-sponsored mutual funds	(531)	(1,659)
Accounts receivable, others	(341)	37
Due from affiliates	(350)	200
Deferred initial public offering costs	—	(2,921)
Income tax refunds receivable	—	43
Prepaid expenses and other current assets	908	138
Deferred commissions	(2,431)	(1,858)
Accrued expenses	13,793	9,248
Income tax payable	—	(589)

Net cash provided by operating activities	13,567	23,300

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(254)	(1,277)
Purchases of property and equipment	(163)	(252)

Net cash used in investing activities	(417)	(1,529)

Cash flows from financing activities:
Distributions to stockholders	(8,247)	(17,000)
Proceeds from bank line of credit	610	—
Principal payments on long-term debt and bank line of credit	(70)	(473)

Net cash used in financing activities	(7,707)	(17,473)

Net increase in Cash and Cash Equivalents	5,443	4,298
Cash and Cash Equivalents—Beginning of period	$6,090	$7,526

Cash and Cash Equivalents—End of period	$11,533	$11,824

Cash paid for interest	$76	$86

Cash paid for taxes, net	$(5)	1,903

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003 AND 2004

1. Basis of Presentation

      Cohen & Steers, Inc. (“CNS”, and together with its subsidiaries, the “Company”) completed an initial public offering of its common stock on August 18, 2004. On August 17, 2004, prior to the completion of the initial public offering and pursuant to a reorganization for the purpose of redomestication and reorganization into a holding company structure, CNS became the parent holding company of Cohen & Steers Capital Management, Inc. (“CSCM”). CNS, together with its direct and indirect subsidiaries, succeeded to the business conducted by CSCM and its subsidiaries. The reorganization is described in greater detail in the Registration Statement on Form S-1 (File No. 333-114027) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the initial public offering. The financial statements covered in this report represent the results of operations and financial condition of CSCM and its subsidiaries prior to the reorganization.

      The unaudited interim consolidated financial statements of CNS and its subsidiaries included herein have been prepared pursuant to the rules and regulations of the SEC regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, as set forth in the Registration Statement.

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments, in the opinion of management, which are of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. In preparing the unaudited interim consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

      The results of operations for the six and three months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. On August 16, 2004, prior to the completion and closing of the initial public offering (See Footnote 8, Subsequent Events), the Company terminated its status as an S corporation and became subject to federal and certain state taxes applicable to C corporations. In addition, the Company's employee compensation and benefits expense as well as other various operating expenses have changed as a result of the Company's public company status.

      All intercompany balances and transactions have been eliminated in consolidation.

2. Bank Line of Credit

      As of June 30, 2004, $4.3 million was outstanding on the line of credit. The line of credit bears interest at the Federal Funds rate (1.25% as of June 30, 2004) plus 1% per annum and requires an annual commitment fee of $12 thousand. The fair value of the line of credit as of June 30,

2004 approximated its carrying value. On August 13, 2004, the borrowings on the line of credit were repaid in full and the line of credit was terminated (See Footnote 8, Subsequent Events).

3. Income Taxes

      The deferred income tax liability as of June 30, 2004 included the following components:

      ($ in thousands)

Cash/accrual differences principally related to receivables and compensation	$129
Unrealized gain on marketable securities	119

$248

      The provision for income taxes for the six and three months ended June 30, 2003 and 2004 consisted of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2004	2003	2004
	($ in thousands)

Current provision-state and local	$953	$1,314	$575	$287
Deferred benefit-state and local	(976)	(111)	(574)	149

Total provision	$(23)	$1,203	$1	$436

4. Related Party Transactions

      The Company is investment advisor to and has administrative agreements with affiliated open-end and closed-end mutual funds of which the stockholders and certain employees are officers and/or directors. For the six months ended June 30, 2003 and 2004, the Company earned advisory fee revenue of $15.8 million and $34.9 million, respectively, and administration fee revenue of $0.4 million and $1.5 million, respectively, from these affiliated funds. For the three months ended June 30, 2003 and 2004, the Company earned advisory fee revenue of $8.4 million and $18.5 million, respectively, and administration fee revenue of $0.2 million and $0.8 million, respectively, from these affiliated funds.

      For the six months ended June 30, 2003 and 2004, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived $3.2 million and $6.0 million, respectively, of advisory fees it was otherwise entitled to receive. For the three months ended June 30, 2003 and 2004, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived $1.7 million and $3.4 million, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees it is otherwise entitled to receive for up to ten years from the respective funds' inception dates. These fee waivers are scheduled to decrease each year for certain funds beginning in 2006.

      For the six months ended June 30, 2003 and 2004, the Company paid on behalf of various closed-end mutual funds organizational costs of $0.3 million and $0.5 million, respectively. For the three months ended June 30, 2003 and 2004, the Company paid on behalf of various closed-end mutual funds organizational costs of $0.3 million and $0.5 million, respectively.

      The Company has an agreement with an affiliated open-end mutual fund, Cohen & Steers Institutional Realty Shares, Inc., which contractually requires the Company to pay expenses of the fund so that its total annual operating expenses do not exceed 0.75% of average daily net assets. This commitment will remain in place for the fund's life. For the six months ended June 30, 2003 and 2004, included in various expense categories are $0.4 million and $0.4 million, respectively, of expenses paid by the Company pursuant to this agreement. For the three months ended June 30, 2003 and 2004, included in various expense categories are $0.2 million and $0.1 million, respectively, of expenses paid by the Company pursuant to this agreement.

      The Company has agreements with two affiliated open-end mutual funds to waive and/or reimburse fund expenses. The agreement with Cohen & Steers Utility Fund, Inc. contractually requires the Company to waive and/or reimburse expenses of the fund so that its total annual operating expenses do not exceed 1.50% of average daily net assets for Class A shares, 2.15% of average daily net assets for Class B and Class C shares, and 1.15% of average daily net assets for Class I shares. The agreement with Cohen & Steers Special Equity Fund, Inc. contractually requires the Company to waive and/or reimburse expenses of the fund so that its total annual operating expenses do not exceed 1.50% of average daily net assets. These commitments will remain in place through December 31, 2004. For the six months ended June 30, 2003 and 2004, included in various expense categories are $54 thousand and $0.1 million, respectively, of expenses paid by the Company pursuant to these agreements. For the three months ended June 30, 2003 and 2004, included in various expense categories are $28 thousand and $0.1 million, respectively, of expenses paid by the Company pursuant to these agreements.

      For the three and six months ended June 30, 2004, the Company paid on behalf of Cohen & Steers Utility Fund Inc. $0.3 million and $0.3 million of organizational costs, respectively. This fund was launched on April 30, 2004.

5. Segment Reporting

      Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes disclosure requirements relating to operating segments in financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company's reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies. The Company's principal business is Asset Management, which includes providing investment advisory services to affiliated investment companies and non-affiliated domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Investment Banking provides financial advisory services to companies in real estate and real estate intensive businesses, such as the health care and hospitality businesses.

      Asset Management incurs certain expenses on behalf of Investment Banking including rent, payroll, office, telephone, professional fees, network and computer and similar types of expenses. Such expenses are allocated to Investment Banking on a pro-rata basis.

Statement of Financial Condition Segment Data
($ in thousands)

	Asset Management	Investment Banking	Consolidated

December 31, 2003
Property and equipment	$3,343	$18	$3,361
Total assets	30,021	4,502	34,523
Current liabilities	6,442	815	7,257
Long-term liabilities	6,492	—	6,492
Total liabilities	12,934	815	13,749
June 30, 2004
Property and equipment	$2,915	$26	$2,941
Total assets	38,239	5,755	43,994
Current liabilities	13,642	2,539	16,181
Long-term liabilities	6,005	—	6,005
Total liabilities	19,647	2,539	22,186

Statement of Income Segment Data
($ in thousands)

	Asset Management	Investment Banking	Consolidated

Six months ended June 30,
2003
Total revenue	$23,043	$5,535	$28,578
Operating income (loss)	(309)	1,682	1,373
Interest expense	75	—	75
Interest and dividend income	183	16	199
Depreciation and amortization	460	7	467
Net income (loss)	(162)	1,682	1,520
2004
Total revenue	$48,219	$4,718	$52,937
Operating income	18,021	981	19,002
Interest expense	81	—	81
Interest and dividend income	198	15	213
Depreciation and amortization	558	7	565
Net income	17,002	929	17,931

	Asset Management	Investment Banking	Consolidated

Three months ended June 30,
2003
Total revenue	$12,278	$4,557	$16,835
Operating income (loss)	(231)	1,804	1,573
Interest expense	39	—	39
Interest and dividend income	94	8	102
Depreciation and amortization	230	4	234
Net income (loss)	(47)	1,682	1,635
2004
Total revenue	$25,373	$255	$25,628
Operating income (loss)	9,453	(490)	8,963
Interest expense	39	—	39
Interest and dividend income	103	9	112
Depreciation and amortization	280	4	284
Net income (loss)	9,047	(447)	8,600

6. Stock Split

      In connection with CNS's initial public offering of its common stock, these financial statements have been retroactively adjusted for a 291.351127-for-one share split, which became effective on June 16, 2004.

7. Letter of Intent

      On June 10, 2004, the Company signed a letter of intent to acquire a 50% equity interest in Houlihan Rovers S.A., a Brussels, Belgium based manager of real estate securities for €2.75 million in cash, which converts to $3.35 million as of September 20, 2004. Houlihan Rovers focuses on European real estate securities investment and as of June 30, 2004 managed €387 million in assets, primarily in separate accounts for institutional investors. In addition, Houlihan Rovers is the advisor to two mutual funds organized in Luxembourg. The Company expects to complete the acquisition prior to year-end 2004.

8. Subsequent Events

Initial Public Offering

      On August 18, 2004, the Company closed its initial public offering of 7.5 million shares of common stock at $13 per share and received proceeds, net of the underwriting discount, of $90.7 million. On August 25, 2004, the Company sold an additional 1.125 million shares of common stock of CNS that represented the exercise of the over allotment option by the underwriters. The Company received proceeds, net of the underwriting discount, of $13.6 million for these additional shares. The common stock of CNS began trading on the New York Stock Exchange on August 13, 2004 under the symbol CNS.

Issuance of Restricted Stock Units and Conversion of Stock Appreciation Rights

      At the time of the initial public offering, the Company granted awards of fully vested restricted stock units with an aggregate value of $63.8 million to certain employees pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan (the “SIP”). Certain of these awards replaced all outstanding Stock Appreciation Rights awards previously made under the Company's Stock Appreciation Rights Plan, which was subsequently terminated. Each restricted stock unit represents an unfunded, unsecured right, which is nontransferable, except in the event of death, of the employee to receive a share of common stock on a date set forth in the employee's award agreement. An employee who receives an award of restricted stock units will not have any rights as a stockholder until the shares of common stock underlying the award are issued. Holders of vested restricted stock units will be provided with dividend equivalent payments in amounts equal to dividends, if any, paid to holders of common stock. Restricted stock unit holders are generally entitled to receive delivery of common stock as follows: 20% on the last business day in January 2006, 40% on the last business day in January 2007, and 40% on the last business day in January 2008.

Non-cash Compensation Expense & Intangible Asset

      In connection with the grant of the fully vested restricted stock units, the Company expects to record a significant non-cash compensation expense of $46.0 million during the third quarter of 2004. The non-cash compensation expense the Company will record will equal the value of the fully vested restricted stock units granted based on the initial public offering price of the underlying common stock ($63.8 million), reduced by a $15.4 million non-competition agreement intangible asset and by approximately $2.4 million of cumulative compensation expense recorded for the Stock Appreciation Rights Plan which was terminated. The $15.4 million intangible asset reflects the independently determined value of the non-competition agreements the Company has received from each of the employees that received restricted stock units, which will be expensed over the life of these agreements.

Restricted Stock Unit Grants to Other Employees

      At the time of its initial public offering, the Company granted awards of unvested restricted stock units with an aggregate value of $8.4 million to thirteen employees pursuant to the SIP. Subject to a participant's continued employment with the Company and compliance with certain restrictive covenants, the restricted stock units will vest, and the shares of common stock underlying the restricted stock units will be delivered, on the last business day in January 2008.

Employment Agreements

      The Company has entered into an employment agreement with Martin Cohen and Robert H. Steers (each, an “Executive”). Each employment agreement provides for the Executive's employment as co-chief executive officer and co-chairman of the board of directors for a term of three years, subject to automatic, additional one-year extensions unless either party gives the other 60 days prior notice that the term will not be extended.

      Each employment agreement provides for an annual base salary of $0.5 million and an annual bonus payment of at least $1.0 million, but no more than $5.0 million, as determined by the Compensation Committee of the Board of Directors, except that the bonus amount for 2004 shall be limited to $1.0 million. During the term, each Executive will be entitled to (1) employee benefits that are no less favorable than those employee benefits provided to him prior to the initial public offering and (2) participate in all of the Company's employee benefit programs on a basis which is no less favorable than is provided to any other executive.

Line of Credit

      On July 21, 2004, in accordance with the terms of the borrowing base agreement with its lender, the Company made principal payments on the line of credit in the amount of $0.3 million. On August 13, 2004, the Company repaid in full the $4.0 million remaining balance, and terminated the line of credit.

Investment Banking Bonus Plan

      CNS has a Bonus Plan (the “Bonus Plan”) in place for its Investment Banking segment. Prior to August 12, 2004, the three senior investment banking professionals of this segment were contractually entitled to receive 50% of the excess, if any, of Investment Bankings' income before compensation payable under the Bonus Plan and income taxes. As of August 12, 2004, the Bonus Plan was amended and the three senior investment banking professionals of this segment are entitled to receive 45% in 2004 and 30% thereafter, of the excess, if any, of Investment Bankings' income before compensation payable under the Bonus Plan and income taxes, and excluding non-cash amortization expense relating to initial awards under the SIP.

Cash Dividend Declared

      On September 15, 2004, the Board of Directors declared a cash dividend of $0.10 per share of CNS common stock, payable October 11, 2004 to stockholders of record at the close of business on September 27, 2004.

Distribution Fee Compensation Agreement Terminations

      On August 31, 2004, the Company paid $1.73 million to terminate certain additional compensation arrangements relating to certain of the Company's closed-end mutual funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We operate in two distinct business segments:

•	Asset Management

•	Investment Banking

      The following table provides a breakdown of our consolidated and segment revenue, operating expenses and net income for the six and three months ended June 30, 2003 and 2004.

Summary Income Statement Data

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2004	2003	2004
	($ in thousands)
Revenue
Asset Management	$23,043	$48,219	$12,278	$25,373
Investment Banking	5,535	4,718	4,557	255

Consolidated Revenue	$28,578	$52,937	$16,835	$25,628

Operating Expenses
Asset Management	$23,352	$30,198	$12,509	$15,920
Investment Banking	3,853	3,737	2,753	745

Consolidated Operating Expenses	$27,205	$33,935	$15,262	$16,665

Net Income (loss)
Asset Management	$(162)	$17,002	$(47)	$9,047
Investment Banking	1,682	929	1,682	(447)

Consolidated Net Income	$1,520	$17,931	$1,635	$8,600

Asset Management

      Asset Management's principal business is the management of portfolios of income oriented, or dividend paying, equity securities. Asset Management provides:

•	investment advisory and administration services to open-end and closed-end mutual funds for which we are the investment advisor and to institutional separate accounts for clients such as pension and endowment funds, as well as sub-advisory services for mutual funds which are sponsored by other financial institutions;

•	portfolio consulting services for non-proprietary registered investment companies; and

•	distribution services for the open-end mutual funds for which we are the investment advisor.

      The following business trends have affected the financial results for Asset Management over the periods presented:

•	increased assets under management due to new closed-end fund offerings, inflows into open-end funds and market appreciation;

•	increased general and administrative expenses due to growth in assets under management and to new fund offerings;

•	increased distribution revenue and expenses due to growth in closed-end and open-end mutual fund assets under management; and

•	increased compensation expenses as a result of increased staffing due to new initiatives, growth in assets under management and increased bonuses due to investment performance and firm profitability. Overall however, due to anticipated reduced bonus payments to our co-chief executive officers, compensation expense decreased for the six months ended June 30, 2004.

      Asset Management derives revenue primarily from investment advisory, administration, distribution and service fees received from mutual funds for which we are the investment advisor, and investment advisory fees received from institutional separate accounts that we manage. The levels of assets under management are, in turn, driven by investment performance, market conditions and the success of our marketing efforts.

      The most significant expenses for Asset Management are employee compensation and benefits. In addition to base salaries, we generally pay our Asset Management employees annual bonuses that depend on, among other things, profitability, employee performance and market conditions. Expenses related to the distribution of mutual funds, including the amortization of deferred sales commissions for open-end load mutual funds, are also significant Asset Management expenses. General and administrative expenses consist primarily of professional fees, travel, marketing and rent expenses.

      We have historically specialized in managing portfolios of real estate securities, and such securities represented 92% of assets under management as of December 31, 2003 and 81% of assets under management as of June 30, 2004. Our investment strategies currently focus on:

•	REIT common and preferred stocks;

•	Utility common and preferred stocks; and

•	Corporate preferred stocks.

Investment Banking

      Investment Banking provides financial advisory services to companies in real estate and real estate intensive businesses, such as the health care and hospitality businesses.

      Revenue is derived primarily from advising our clients on mergers, acquisitions, corporate restructurings, recapitalizations and similar corporate finance transactions, and from assisting our clients in raising capital. We generally earn fees upon the completion of a transaction pursuant to terms of individual agreements.

      The principal component of operating expenses for Investment Banking is employee compensation and benefits, including salaries and bonuses for our senior investment banking professionals. The three senior investment banking professionals of this segment contractually earn an annual bonus based on the income of the business segment.

      Investment Banking operates in a highly competitive environment where there are currently no long term contracted sources of revenue. The overall economic and market conditions in the U.S. economy as well as the financial performance of our clients can significantly affect Investment Banking's financial performance. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any other period and the revenue and profitability of Investment Banking can be volatile.

Assets Under Management

      We manage assets for clients in three types of accounts: closed-end mutual funds, open-end load and no-load mutual funds and institutional separate accounts.

      The following table sets forth the breakdown of the total assets under management by account and security type as of the dates shown.

Assets Under Management (AUM)

	December 31, 2003	% as of December 31, 2003	June 30, 2003	% as of June 30, 2003	June 30, 2004	% as of June 30, 2004
	($ in millions)
Breakdown by Account Type
Closed-end Mutual Funds	$4,790.6	41%	$3,348.7	38%	$7,670.5	51%
Open-end Mutual Funds	3,897.1	33%	2,936.9	34%	4,029.3	27%
Separate Accounts	2,992.4	26%	2,428.7	28%	3,280.2	22%

Total Assets Under Management	$11,680.1	100%	$8,714.3	100%	$14,980.0	100%

Breakdown by Security Type
Real Estate Common Stocks	$9,892.6	85%	$7,013.4	80%	$10,992.7	73%
Utility Common Stocks	—	0%	—	0%	1,616.0	11%
Real Estate Preferred Stocks	836.0	7%	637.2	7%	1,112.3	7%
Corporate Preferred Stocks	683.9	6%	11.5	0%	866.7	6%
Fixed Income (1)	109.1	1%	29.5	1%	137.3	1%
Cash and Short-Term Investments	158.5	1%	1,022.7	12%	255.0	2%

Total Assets Under Management	$11,680.1	100%	$8,714.3	100%	$14,980.0	100%

(1) Includes corporate bonds.

      The following table sets forth information regarding the net flows and appreciation/depreciation of assets under management for the periods presented.

Net Flows and Appreciation (Depreciation) of Assets Under Management (AUM)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2004	2003	2004
	($ in millions)

Total Accounts:
Beginning total assets under management	$6,623.8	$11,680.1	$6,641.1	$15,539.3
Net flows (1)	1,251.7	2,945.7	1,226.9	306.6
Net appreciation/(depreciation) (2)	838.8	354.2	846.3	(865.9)

Ending total assets under management	$8,714.3	$14,980.0	$8,714.3	$14,980.0

Closed-end mutual funds
Beginning closed-end mutual fund assets under management	$2,114.3	$4,790.6	$2,087.4	$7,664.5
Net flows	1,018.5	2,931.5	1,018.5	459.5
Net appreciation/(depreciation)	215.9	(51.6)	242.8	(453.5)

Ending closed-end mutual funds assets under management	3,348.7	7,670.5	3,348.7	7,670.5

Open-end mutual funds
Beginning open-end mutual fund assets under management	2,452.4	3,897.1	2,459.2	4,514.0
Subscriptions (3)	491.4	683.3	334.8	267.2
Redemptions (4)	(331.9)	(748.3)	(183.0)	(499.0)
Net appreciation/(depreciation)	325.0	197.2	325.9	(252.9)

Ending open-end mutual funds assets under management	2,936.9	4,029.3	2,936.9	4,029.3

Institutional separate accounts
Beginning institutional separate account assets under management	2,057.1	2,992.4	2,094.5	3,360.8
Inflows	104.4	284.1	67.3	173.5
Outflows	(30.7)	(204.9)	(10.7)	(94.6)
Net appreciation/(depreciation)	297.9	208.6	277.6	(159.5)

Ending institutional separate account assets under management	2,428.7	3,280.2	2,428.7	3,280.2

Ending total assets under management	$8,714.3	$14,980.0	$8,714.3	$14,980.0

Total net flows/beginning total assets under management (%) (5)	18.9%	25.2%	18.5%	2.0%
Change in total assets under management (%)	31.6%	28.3%	31.2%	-3.6%

(1)	Net flows are the aggregate net flows in the assets under management during a particular time period. They are comprised of (i) net flows into newly offered closed-end mutual funds or new preferred share offerings from leveraged closed-end mutual funds; (ii) total subscriptions minus total redemptions for open-end mutual funds; and (iii) net flows in our institutional separate accounts.
(2)	Net appreciation (depreciation) represents the change in market value of assets under management during a particular time period.
(3)	Subscriptions are purchases of shares of open-end mutual funds during a particular time period.
(4)	Redemptions are sales of shares of open-end mutual funds during a particular time period.
(5)	Net flows as a percentage of beginning assets under management is a measure of how much a change in assets under management for a given time period is driven by investor decisions, versus market appreciation or depreciation.

      We managed $15.0 billion in assets at June 30, 2004, a 72% increase from $8.7 billion at June 30, 2003. We experienced growth in every asset category and every account type during the six months ended June 30, 2004. The greatest contributors to this growth were two new closed-end mutual funds created in the first quarter of 2004, and a strong market for REIT securities. By product type, at June 30, 2004:

•	51% of assets under management were held in closed-end mutual funds compared to 38% at June 30, 2003;

•	27% were held in open-end mutual funds compared to 34% at June 30, 2003; and

•	22% were held in institutional separate accounts compared to 28% at June 30, 2003.

      Real estate common stocks represented 73% of assets under management at June 30, 2004, compared to 80% at June 30, 2003. During the six months ended June 30, 2004, we launched two closed-end mutual funds, which invested in REITs and utility common stocks. As a result, utility common stocks represented 11% of assets under management at June 30, 2004. Real estate preferred and corporate preferred stocks comprised 13% of assets under management at June 30, 2004, compared to 7% at June 30, 2003. The remaining assets were held in fixed income securities and cash and short-term investments.

      In the second quarter of 2004, the stock and bond markets were volatile amid concerns that the Federal Reserve would raise interest rates in response to economic data that indicated strong growth in the U.S. economy. In particular, real estate stock prices declined by approximately 5.8% during the second quarter of 2004, including a decline of 14.6% in April 2004. As a result, assets under management decreased to $15.0 billion as of June 30, 2004 from $15.5 billion as of March 31, 2004.

      Closed-end mutual funds

      Closed-end mutual fund assets under management increased 133% to $7.7 billion at June 30, 2004 from $3.3 billion at June 30, 2003. Closed-end mutual funds net inflows were $2.9 billion for the six months ended June 30, 2004. These assets were raised in offerings of common and preferred stock for two funds that raised $1.7 billion and $1.2 billion, respectively. One closed-end mutual fund was launched in the six months ended June 30, 2003, raising a total of $1.0 billion in common and preferred stock. Market depreciation in closed-end mutual funds was $51.6 million in the six months ended June 30, 2004, compared to market appreciation of $215.9 million in the six months ended June 30, 2003.

      Closed-end mutual funds raised $459.5 million from preferred stock offerings in the three months ended June 30, 2004, compared to $1.0 billion raised from common and preferred stock offerings in the three months ended June 30, 2003. Market depreciation was $453.5 million in the three months ended June 30, 2004, compared to market appreciation of $242.8 million in the three months ended June 30, 2003.

      Open-end mutual funds

      The following table sets forth information regarding the composition of open-end mutual fund assets.

Composition of Open-End Mutual Fund Assets

	December 31, 2003	% as of December 31, 2003	June 30, 2003	% as of June 30, 2003	June 30, 2004	% as of June 30, 2004
	($ in millions)

Load fund—Class A	$397.1	10%	$249.1	8%	$464.1	11%
Load fund—Class B	251.3	6%	185.4	6%	250.3	6%
Load fund—Class C	534.7	14%	339.7	12%	586.7	15%
Load fund—Class I	115.6	3%	62.1	2%	115.2	3%
No load funds	2,598.4	67%	2,100.6	72%	2,613.0	65%

	$3,897.1	100%	$2,936.9	100%	$4,029.3	100%

      Open-end mutual fund assets under management increased 37% to $4.0 billion at June 30, 2004 from $2.9 billion at June 30, 2003. Net redemptions from open-end mutual funds were $65.0 million in the six months ended June 30, 2004, compared to net subscriptions of $160.0 million in the six months ended June 30, 2003. While subscriptions increased 39% for the six months ended June 30, 2004, redemptions increased by a greater amount, 125% for the same period. Market appreciation in open-end mutual funds was $197.2 million in the six months ended June 30, 2004, compared to $325.0 million in the six months ended June 30, 2003.

      Net redemptions from open-end mutual funds were $231.8 million in the three months ended June 30, 2004, compared to net subscriptions of $151.8 million in the three months ended June 30, 2003. Market depreciation was $252.9 million in the three months ended June 30, 2004, compared to market appreciation of $325.9 million for the same period in 2003. We launched a load open-end mutual fund, Cohen & Steers Utility Fund, on April 30, 2004.

      Our load mutual funds are available in Class A, Class B, Class C and Class I shares. While there is no financial impact on us as a distributor of Class I shares, the financial impact on us as a distributor of Class A, Class B and Class C shares is as follows:

Class A shares: Investors in Class A shares pay a sales load at a maximum of 4.5% of the amount invested. We retain a small portion of the initial sales load and remit the remainder to the brokerage firms that sold the shares (“selling firm”). The amount of the sales charge declines as the amount invested increases. There is no sales load on Class A share investments of $1.0 million or more. On investments of $1.0 million or more, we pay the selling firm a 1% commission at the time of investment. For Class A shares, we collect distribution and service fees and remit the majority of these fees to selling firms.

Class B shares: Investors in Class B shares do not pay a sales charge at the time of investment. However, we pay a commission of 4% of the amount invested directly to the selling firm when the investment is made. If the investor sells Class B shares within six years of investment, we receive a deferred sales charge which varies depending on the length of time the shares were held. We receive and retain ongoing distribution fees on Class B shares. We also receive and pay shareholder service fees to selling firms. Class B shares automatically convert to Class A shares in the eighth year after investment.

Class C shares: Investors in Class C shares also do not pay a sales charge at the time of investment. However, we pay a commission of 1% of the amount invested in Class C shares directly to the selling firm when the investment is made. In addition, we collect ongoing distribution and shareholder service fees on Class C shares. These fees are remitted to the selling firm after the first year of investment.

      Load open-end mutual funds represented 35% of total open-end mutual fund assets at June 30, 2004, compared to 28% at June 30, 2003. At June 30, 2004:

•	41% of the load open-end funds' assets were represented by Class C shares compared to 41% at June 30, 2003;

•	33% by Class A shares compared to 30% at June 30, 2003;

•	18% by Class B shares compared to 22% at June 30, 2003; and

•	8% by Class I shares compared to 7% at June 30, 2003.

      Institutional separate accounts

      Institutional separate account assets under management increased 38% to $3.3 billion at June 30, 2004 from $2.4 billion at June 30, 2003. Institutional separate accounts had net inflows of $79.2 million in the six months ended June 30, 2004, compared to net inflows of $73.7 million in the six months ended June 30, 2003. Market appreciation of institutional separate accounts was $208.6 million in the six months ended June 30, 2004, compared to $297.9 million in the six months ended June 30, 2003.

      Institutional separate accounts had net inflows of $78.9 million in the three months ended June 30, 2004, compared to net inflows of $56.6 million in the three months ended June 30, 2003. Market depreciation of institutional separate accounts was $159.5 million in the three months ended June 30, 2004, compared to market appreciation of $277.6 million in the three months ended June 30, 2003.

Results of Operations

      The results and discussion below reflect our operations as an S corporation for the three and six months ended June 30, 2003 and 2004 and are not necessarily indicative of the results that may be expected for future periods. As a result of the termination of our S corporation status and our conversion to a C corporation on August 17, 2004, we expect income taxes to increase based on statutory rates for C corporations. In addition, we expect a decrease in our co-chief executive officers' total compensation in 2004 as compared to 2003, as reflected in their employment agreements with us.

      The table below provides a breakdown of consolidated and segment revenue for the six and three months ended June 30, 2003 and 2004.

      Consolidated and Segment Revenue Data

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2004	2003	2004	Six Months Ended June 30, 2004 vs. June 30, 2003 % change	Three Months Ended June 30, 2004 vs. June 30, 2003 % change
	($ in thousands)

Asset Management:
Investment advisory and administration fees	$20,239	$41,903	$10,719	$22,174	107%	107%
Distribution and service fees	2,233	4,692	1,259	2,284	110%	81%
Portfolio consulting and other	571	1,624	300	915	184%	205%

Asset Management Revenue	23,043	48,219	12,278	25,373	109%	107%
Investment Banking:
Mergers & Acquisitions	$2,477	$305	$1,890	$255	-88%	-87%
Restructurings	608	—	300	—	-100%	-100%
Capital Raising	2,450	4,413	2,367	—	80%	-100%

Investment Banking Revenue	5,535	4,718	4,557	255	-15%	-94%

Total Revenue	$28,578	$52,937	$16,835	$25,628	85%	52%

The table below provides a breakdown of consolidated and segment operating expenses for the six and three months ended June 30, 2003 and 2004.

Consolidated and Segment Operating Expenses Data

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2004	2003	2004	Six Months Ended June 30, 2004 vs. June 30, 2003 % change	Three Months Ended June 30, 2004 vs. June 30, 2003 % change
	($ in thousands)

Consolidated:
Employee compensation and benefits	$18,372	$15,823	$10,618	$6,843	-14%	-36%
General and administrative	3,605	6,127	1,886	3,370	70%	79%
Distribution and service fee expenses	3,315	9,130	1,888	4,935	175%	161%
Amortization, deferred commissions	1,446	2,290	636	1,233	58%	94%
Depreciation and amortization	467	565	234	284	21%	21%

Consolidated Operating Expenses	$27,205	$33,935	$15,262	$16,665	25%	9%

Asset Management:
Employee compensation and benefits	$15,168	$13,244	$8,165	$6,546	-13%	-20%
General and administrative	2,963	4,976	1,590	2,926	68%	84%
Distribution and service fee expenses	3,315	9,130	1,888	4,935	175%	161%
Amortization, deferred commissions	1,446	2,290	636	1,233	58%	94%
Depreciation and amortization	460	558	230	280	21%	22%

Asset Management Operating Expenses	$23,352	$30,198	$12,509	$15,920	29%	27%

Investment Banking:
Employee compensation and benefits	$3,204	$2,579	$2,453	297	-20%	-88%
General and administrative	642	1,151	296	444	79%	50%
Depreciation and amortization	7	7	4	4	0%	0%

Investment Banking Operating Expenses	$3,853	$3,737	$2,753	$745	-3%	-73%

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Consolidated Results

      Total revenue increased 85% to $52.9 million in the six months ended June 30, 2004 from $28.6 million in the six months ended June 30, 2003. This increase was primarily the result of higher assets under management during the more recent period. Asset Management's revenue grew 109% to $48.2 million in the six months ended June 30, 2004 from $23.0 million in the six months ended June 30, 2003. Revenue from Investment Banking decreased 15% to $4.7 million in the six months ended June 30, 2004 from $5.5 million in the six months ended June 30, 2003.

      Operating expenses increased 25% to $33.9 million in the six months ended June 30, 2004 from $27.2 million in the six months ended June 30, 2003. This increase was primarily the result of higher distribution and service fee expenses and general and administrative expenses, which increased 175% and 70%, respectively. Employee compensation and benefits expenses decreased 14% for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Operating income was $19.0 million in the six months ended June 30, 2004, compared to $1.4 million in the six months ended June 30, 2003.

      Historical income tax expense consisted solely of New York state and local income taxes. Income tax expense was $1.2 million in the six months ended June 30, 2004, compared to an income tax benefit of $24 thousand in the six months ended June 30, 2003. Net income increased to $17.9 million in the six months ended June 30, 2004 from $1.5 million in the six months ended June 30, 2003.

Asset Management

      Revenue. Asset Management revenue increased 109% to $48.2 million in the six months ended June 30, 2004 from $23.0 million in the six months ended June 30, 2003. Investment advisory and administration fees increased 107% to $41.9 million in the six months ended June 30, 2004, compared to $20.2 million in the six months ended June 30, 2003.

      In the six months ended June 30, 2004, total revenue from closed-end mutual funds was $20.4 million, compared to $5.8 million in the six months ended June 30, 2003. Two new closed-end mutual funds were offered in the first half of 2004 and generated $6.0 million in revenue. This represented 41% of the $14.6 million increase in closed-end mutual fund revenue for the six months ended June 30, 2004.

      In the six months ended June 30, 2004, total investment advisory and administration fees from open-end mutual funds were $16.1 million, compared to $10.4 million in the six months ended June 30, 2003. Distribution and service fee revenue totaled $4.7 million for the six months ended June 30, 2004, compared to $2.2 million in the six months ended June 30, 2003, the increase due primarily to increased assets in Cohen & Steers Equity Income Fund. Specifically, distribution fee revenue and shareholder service fee revenue was $3.5 million and $1.2 million, respectively, in the six months ended June 30, 2004, compared to $1.6 million and $0.6 million, respectively, in the six months ended June 30, 2003. Cohen & Steers Utility Fund, which began operations on April 30, 2004, did not have a material impact on revenues in the six months ended June 30, 2004.

      Expenses. Asset Management operating expenses increased 29% to $30.2 million in the six months ended June 30, 2004 from $23.4 million in the six months ended June 30, 2003, primarily due to increases in distribution and service fee expenses, amortization of deferred commissions and general and administrative expenses.

      The launch of two new closed-end mutual funds and net inflows into open-end mutual funds were the primary contributors to the increase in distribution and service fee expenses and amortization of deferred commissions in the first half of 2004. Distribution and service fee expenses increased 175% to $9.1 million in the six months ended June 30, 2004 from $3.3 million in the six months ended June 30, 2003. Distribution expenses from closed-end mutual funds contributed most to the increase in distribution and service fee expenses and were $4.2 million in the six months ended June 30, 2004, compared to $0.8 million in the six months ended June 30, 2003. On August 31, 2004, we paid $1.73 million to terminate additional compensation arrangements relating to certain of the Company's closed-end mutual funds. The prepayment was made in consideration of the termination by the Company of certain future distribution expense payments. Distribution fees, shareholder service fees and other distribution expenses for open-end mutual funds were $4.9 million in the six months ended June 30, 2004, compared to $2.5 million in the six months ended June 30, 2003. Amortization of deferred commissions increased 58% to $2.3 million in the six months ended June 30, 2004 from $1.4 million in the six months ended June 30, 2003.

      As a result of growth and business expansion, general and administrative expenses increased 68% to $5.0 million in the six months ended June 30, 2004 from $3.0 million in the six months ended June 30, 2003. Employee compensation and benefits expense decreased 13% to $13.2 million in the six months ended June 30, 2004 from $15.2 million in the six months ended June 30, 2003. We did not accrue any bonus payable to our co-chief executive officers in the six months ended June 30, 2004, compared to a $4.0 million accrual for bonus payable to these officers in the six months ended June 30, 2003. Asset Management compensation for other employees increased $1.1 million in the six months ended June 30, 2004 due to additional hiring.

Investment Banking

      Revenue. Investment Banking revenue decreased 15% to $4.7 million in the six months ended June 30, 2004 from $5.5 million in the six months ended June 30, 2003. Average revenue per revenue generating client decreased 13% to $0.7 million in the six months ended June 30, 2004 from $0.8 million in the six months ended June 30, 2003. Investment Banking generated revenue from seven clients in the six months ended June 30, 2004 and 2003. Of the seven clients in the six months ended June 30, 2004, two were new clients. In the six months ended June 30, 2004, three clients represented 91% of revenue. In the six months ended June 30, 2003, three clients represented 97% of revenue.

      Of the seven clients from which Investment Banking generated revenue in the six months ended June 30, 2004, two are companies in which Asset Management has invested client assets. The direct investment of Asset Management clients' assets accounted for $0.5 million in revenue during this period.

      Expenses. Investment Banking operating expenses decreased 3% to $3.7 million in the six months ended June 30, 2004 from $3.9 million in the six months ended June 30, 2003. The decrease in operating expenses was due to a decrease of $0.6 million in employee compensation and benefits expense. This reflects a decrease in accrued year-end incentive bonuses due to a decrease in profitability of the business segment for the six months ended June 30, 2004. Other operating expenses increased to $1.2 million in the six months ended June 30, 2004 from $0.6 million in the six months ended June 30, 2003. Other operating expenses primarily include overhead such as allocated costs from Asset Management for office space, professional fees, travel and meals, market data, network, and computer and other office expenses.

Three months ended June 30, 2004 compared to Three Months Ended June 30, 2003

Consolidated Results

      Total revenue increased 52% to $25.6 million in the three months ended June 30, 2004 from $16.8 million in the three months ended June 30, 2003. This increase was primarily the result of higher assets under management during the more recent period. Asset Management's revenue grew 107% to $25.4 million in the three months ended June 30, 2004 from $12.3 million in the three months ended June 30, 2003. Revenue from Investment Banking decreased 94% to $0.3 million in the three months ended June 30, 2004 from $4.6 million in the three months ended June 30, 2003.

      Operating expenses increased 9% to $16.7 million in the three months ended June 30, 2004 from $15.3 million in the three months ended June 30, 2003, primarily due to higher distribution and service fee and general and administrative expenses, which increased 161% and 79%, respectively. Employee compensation and benefits expenses decreased 36% in the three months ended June 30, 2004, compared to the same period ended June 30, 2003. Operating income was $9.0 million in the three months ended June 30, 2004 compared to $1.6 million in the three months ended June 30, 2003.

      Income tax expense was $0.4 million in the three months ended June 30, 2004. There was no material income tax expense in the three months ended June 30, 2003. Net income increased 438% to $8.6 million in the three months ended June 30, 2004 from $1.6 million in the three months ended June 30, 2003.

Asset Management

      Revenue. Asset Management revenue increased 107% to $25.4 million in the three months ended June 30, 2004 from $12.3 million in the three months ended June 30, 2003. Investment advisory and administration fees increased 107% to $22.2 million in the three months ended June 30, 2004, compared to $10.7 million in the three months ended June 30, 2003.

      In the three months ended June 30, 2004, revenue from closed-end mutual funds was $11.6 million, compared to $3.1 million in the three months ended June 30, 2003. In the first quarter of

2004, we launched two closed-end mutual funds. These funds' offerings resulted in a revenue increase of $4.5 million in the three months ended June 30, 2004, which represented 53% of the $8.5 million increase in closed-end fund revenue.

      In the three months ended June 30, 2004, total investment advisory and administration fees from open-end mutual funds were $7.8 million, compared to $5.5 million in the three months ended June 30, 2003. Distribution and service fee revenue totaled $2.3 million in the three months ended June 30, 2004, compared to $1.3 million in the three months ended June 30, 2003. This increase in distribution and service fee revenue was due to increased assets in Cohen & Steers Equity Income Fund. Specifically, distribution fee revenue and shareholder service fee revenue was $1.7 million and $0.6 million, respectively, in the three months ended June 30, 2004, compared to $0.9 million and $0.3 million, respectively, in the three months ended June 30, 2003.

      Expenses. Asset Management operating expenses increased 27% to $15.9 million in the three months ended June 30, 2004 from $12.5 million in the three months ended June 30, 2003, primarily due to increases in distribution and service fee expenses, amortization of deferred commissions and general and administrative expenses.

      The launch of two closed-end funds in the first quarter of 2004 and net inflows into open-end mutual funds were the primary contributors to the increases in distribution and service fee expenses and amortization of deferred commissions. Distribution and service fee expenses increased 161% to $4.9 million in the three months ended June 30, 2004 from $1.9 million in the three months ended June 30, 2003. Distribution expenses from closed-end mutual funds were $3.1 million in the three months ended June 30, 2004, compared to $0.4 million in the three months ended June 30, 2003. Distribution and shareholder service fees and other distribution expenses for open-end mutual funds were $1.8 million in the three months ended June 30, 2004, compared to $1.5 million in the three months ended June 30, 2003. Amortization of deferred commissions increased 94% to $1.2 million in the three months ended June 30, 2004 from $0.6 million in three months ended June 30, 2003.

      As a result of growth and business expansion, general and administrative expenses increased 84% to $3.0 million in the three months ended June 30, 2004 from $1.6 million in the three months ended June 30, 2003. Employee compensation and benefits expense decreased 20% to $6.5 million in the three months ended June 30, 2004 from $8.2 million in the three months ended June 30, 2003. We did not accrue any bonus payable to our co-chief executive officers in the three months ended June 30, 2004, compared to a $2.0 million accrual for bonuses payable to these officers in the three months ended June 30, 2003. Asset Management compensation for other employees increased $0.4 million in the three months ended June 30, 2004 due to additional hiring.

Investment Banking

      Revenue. Investment Banking revenue decreased 94% to $0.3 million in the three months ended June 30, 2004 from $4.6 million in the three months ended June 30, 2003. Investment Banking generated revenue from two clients in the three months ended June 30, 2004, compared to five clients in the three months ended June 30, 2003. We had no new clients in the three months ended June 30, 2004. For the three months ended June 30, 2003, two clients represented 93% of revenue.

      Expenses. Investment Banking operating expenses decreased 73% to $0.7 million in the three months ended June 30, 2004 from $2.8 million in the three months ended June 30, 2003. The decrease in operating expenses was the result of a $2.2 million decrease in employee compensation and benefits expense. This reflects a decrease in accrued year-end incentive bonuses due to a decrease in profitability of the business segment in the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Other operating expenses increased to $0.4 million in the three months ended June 30, 2004 from $0.3 million in the three months ended June 30, 2003.

Liquidity and Capital Resources

      Our principal uses of cash have historically been to pay salaries and bonuses to our employees and other operating expenses. We have also made cash distributions to our stockholders as an S corporation. Our cash and liquidity requirements for these and our other uses of cash have primarily been met through cash generated by operations, and we expect that this will continue to be the case as a public company. Cash, cash equivalents and current accounts receivable from mutual funds remained relatively constant at 37% and 42% of total assets as of December 31, 2003 and June 30, 2004, respectively.

      The following table summarizes key statement of financial condition data relating to our liquidity and capital resources as of December 31, 2003 and June 30, 2004, and cash flow data for the six months ended June 30, 2003 and 2004:

Summary Statement of Financial Condition Data

	December 31, 2003	June 30, 2004
	($ in thousands)
Cash and cash equivalents	$7,526	$11,824
Accounts receivable—Company-sponsored mutual funds	5,179	6,838
Deferred commissions, net	6,523	6,189
Current portion of long-term debt	120	115
Current portion of obligations under capital leases	16	14
Bank line of credit	4,713	4,302
Long-term debt	1,661	1,605
Obligations under capital leases	27	20

Summary Cash Flow Data

	Six Months Ended June 30,
	2003	2004
	($ in thousands)

Operating cash flows	$13,567	$23,300
Investing cash flows	(417)	(1,529)
Financing cash flows	(7,707)	(17,473)

Operating Cash Flows

      Net cash provided by operating activities increased 71% to $23.3 million in the six months ended June 30, 2004 from $13.6 million in the six months ended June 30, 2003 as a result of additional Asset Management revenue.

      In relation to our initial public offering, we incurred non-recurring initial public offering costs in the six months ended June 30, 2004 of $2.9 million.

      Deferred sales commissions, which are paid to broker-dealers for the distribution of our load mutual funds' Class B and Class C shares decreased 27% to $1.9 million in the six months ended June 30, 2004 from $2.6 million in the six months ended June 30, 2003. While overall subscriptions increased for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, a greater proportion of the load fund purchases were concentrated in Class C shares relative to Class B shares in the six months ended June 30, 2004.

      As a result of anticipated reductions in bonus payments to our co-chief executive officers, compensation expense for the six months ended June 30, 2004 decreased.

      Employee compensation and benefits, general and administrative expenses and distribution and service fee expenses are significant uses of cash and will increase as we continue to expand our product offerings and assets under management. We expect that as a public company, we will incur additional annual expenses of approximately $3.0 million for, among other things, director and officer insurance, director fees, Securities and Exchange Commission reporting, transfer agent fees, professional fees and similar expenses.

Investing Cash Flows

      Investing activities consist primarily of purchases of property and equipment and purchases of investments in our sponsored mutual funds. Cash used in such investing activities in the six months ended June 30, 2004 was $1.5 million, compared to $0.4 million in the six months ended June 30, 2003.

      Purchases of investments in mutual funds for which we are the investment advisor totaled $1.3 million in the six months ended June 30, 2004, compared to $0.3 million in the six months ended June 30, 2003. In the six months ended June 30, 2004, we provided the initial seed investments for two mutual funds in the total amount of $0.2 million, compared to one seed investment in the amount of $0.1 million in the six months ended June 30, 2003.

Financing Cash Flows

      Net cash used in financing activities increased 127% to $17.5 million in the six months ended June 30, 2004 from $7.7 million in the six months ended June 30, 2003.

      S corporation cash distributions to stockholders were $17.0 million in the six months ended June 30, 2004, compared to $8.2 million in the six months ended June 30, 2003. Financing activities also include borrowing and repayment activity on our line of credit. There was no borrowing activity in the six months ended June 30, 2004, compared to $0.6 million of borrowing activity in the six months ended June 30, 2003.

      At June 30, 2004, $4.3 million was outstanding on the line of credit compared to $4.7 million at December 31, 2003. This line of credit bears interest at the federal funds rate (0.96% and 1.25% at December 31, 2003 and June 30, 2004, respectively) plus 1% per annum and requires the payment of an annual commitment fee of approximately $12,000. On August 13, 2004, we repaid in full the $4.0 million remaining balance and terminated the line of credit.

      In connection with the revocation of our S corporation tax status, we will make an additional cash distribution to the S corporation stockholders based on the undistributed accumulated taxed earnings of the S corporation as of August 16, 2004 the date of revocation of our S corporation tax status. The additional aggregate distribution will be approximately $22.0 million.

      As a public company, we intend to pay quarterly cash dividends to the holders of our common stock. On September 15, 2004, the Board of Directors declared a cash dividend of $0.10 per share of CNS common stock, payable October 11, 2004 to stockholders of record at the close of business on September 27, 2004.

Contractual Obligations

      We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space, long-term debt on aircraft, bank line of credit and capital leases for office equipment. The following summarizes our contractual obligations as of June 30, 2004:

Contractual Obligations
	2004	2005	2006	2007	2008	2009 and after	Total
	($ in thousands)

Operating leases	$536	$1,262	$1,268	$1,268	$—	$—	$4,334
Long-term debt	51	116	1,113	440	—	—	1,720
Bank line of credit (1)	4,302	—	—	—	—	—	4,302
Capital lease obligations, net	6	13	13	1	—	—	33

Total Contractual Obligations	$4,895	$1,391	$2,394	$1,709	$—	$—	$10,389

(1) On August 13, 2004, we repaid in full the $4.0 million remaining balance, and terminated the line of credit.

Off-Balance Sheet Arrangements

      We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Critical Accounting Policies and Estimates

      The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

      A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our consolidated financial statements. For a summary of these and additional accounting policies, see Note 2 of the notes to the annual audited consolidated financial statements.

Amortization, Deferred Commissions

      We capitalize and amortize sales commissions paid to broker-dealers in connection with the sale of Class B and Class C shares of our load open-end mutual funds over the period during which the shareholders of these funds are subject to contingent deferred sales charges, none of which exceeds six years. We record as revenue those distribution plan payments received from these funds. We record additional amortization expense on Class B and Class C shares at a rate commensurate with the redemption rate of these funds for each class.

      If we lose our ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would decline, as would future cash flows. We periodically review the amortization period for deferred sales commission assets and determine whether any adjustments to the useful lives of the assets are required if events or circumstances should cause the carrying amount of the deferred sales commission assets to not be recoverable over their amortization period.

Investment Advisory and Administration Fees

      We earn revenue from asset management services provided to our proprietary open-end and closed-end mutual funds and to institutional separate accounts. This revenue is based on the net assets of each client's portfolio and is earned pursuant to the terms of the underlying contract and is charged in arrears on a monthly or quarterly basis. We also earn revenue from administration fees paid by certain sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. We recognize this revenue at various intervals throughout the year as we earn such fees.

      We invoice our institutional separate accounts based on actual assets under management. Typically, these invoices are not prepared until we reconcile such assets to our internal records. As a public company, we intend to estimate investment advisory fees for our institutional separate accounts prior to this reconciliation process in order to prepare our financial statements more quickly on a timetable appropriate for a public company. We will prepare our estimates based on our internal records. We intend to set up accounts receivable based on these estimates, and reconcile, in a timely manner, when we finalize the institutional separate account assets under management and the associated invoices. There could be a significant adjustment in revenue if our estimates differ materially from actual invoiced amounts.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.

      Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Prospectus, dated August 12, 2004, filed with the SEC pursuant to Rule 424(b) (File No. 333-114027) and accessible on the SEC's Web site at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For a discussion of our market risk as of June 30, 2004, see the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operation—Market Risk” of CNS's registration statement on Form S-1 (333-114027). During the six months ended June 30, 2004, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

      Based on their evaluation as of a date as of the end of the period covered by this Quarterly Report on Form 10-Q, the co-chief executive officers and the chief financial officer of CNS have concluded that CNS's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by CNS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There has been no change in CNS's internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, CNS's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) As part of the reorganization whereby CNS became the parent holding company of CSCM, CNS issued 26,700,000 shares of its common stock, par value $0.01 per share, to the stockholders of CSCM at the time of the merger of CSCM Merger Sub, Inc., formerly a wholly owned subsidiary of CNS, with and into CSCM, which merger was effected on August 17, 2004. The issuance of the shares of common stock to the stockholders of CSCM was not registered under the Securities Act of 1933 because the shares were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

      (b) The effective date of CNS's first registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-114027) relating to CNS's initial public offering of shares of common stock was August 12, 2004. A total of 8,625,000 shares of CNS's shares of common stock were sold. The managing underwriters for the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc.

      The offering commenced on August 12, 2004 and has been completed. The aggregate offering price was $112,125,000. The underwriting discount was $7,848,750, none of which was paid to affiliates of CNS. The Company incurred approximately $5.1 million of other expenses in connection with the offering. The net proceeds to CNS totaled approximately $99.7 million.

      (c) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 7, 2004, the sole stockholder of CNS, by unanimous written consent (1) approved and adopted the Amended and Restated Certificate of Incorporation of CNS; (2) authorized and approved a reorganization whereby CNS would become the parent holding company of CSCM; (3) elected Richard E. Bruce, Richard P. Simon, Peter L. Rhein and Edmond D. Villani as directors of CNS effective upon the submission by CNS of a letter requesting acceleration of its Registration Statement on Form S-1, and re-elected Martin Cohen and Robert H. Steers as directors of CNS; (4) approved and adopted the Cohen & Steers, Inc. 2004 Stock Incentive Plan, the Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan and the Cohen & Steers, Inc. 2004 Annual Incentive Plan; and (5) approved, for the express purpose of exempting such transactions under Rule 16b-3 promulgated under the Exchange Act certain share acquisitions and dispositions pursuant to the aforementioned reorganization.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger among the Registrant, Cohen & Steers Capital Management, Inc. and CSCM Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1/A filed on June 25, 2004).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1/A filed on May 13, 2004).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1/A filed on May 13, 2004).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A filed on June 25, 2004).
4.2	Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A filed on May 13, 2004).
31.1	Certification of the co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 21, 2004	Cohen & Steers, Inc.

/s/ Victor M. Gomez
Name: Victor M. Gomez Title: Chief Financial Officer (Principal Financial and Accounting Officer)