Form 10-Q
period 2004-09-30
COHEN & STEERS INC
filed 2004-11-12
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

757 Third Avenue
New York, NY 10017
(Address of principal executive offices)

(212) 832-3232
(Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

      The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of November 10, 2004 was 35,325,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2004 and December 31, 2003
($ in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$47,350	$7,526
Accounts receivable:
Company-sponsored mutual funds	7,331	5,179
Other	3,500	3,669
Marketable securities available-for-sale	63,848	6,497
Due from affiliates	52	282
Income tax refunds receivable	395	441
Deferred initial public offering costs	—	139
Prepaid expenses and other current assets	2,254	864

Total current assets	124,730	24,597

Property and equipment-net	2,830	3,361
Intangible asset-net	14,815	—

Other assets:
Deferred commissions-net	5,885	6,523
Deferred income tax asset	17,073	—
Deposits	42	42

Total other assets	23,000	6,565

Total assets	$165,375	$34,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses and compensation	$19,021	$6,626
Dividends payable	4,023	—
Current portion of long-term debt	109	120
Current portion of obligations under capital leases	13	16
Deferred income tax liability	876	126
Other current liabilities	178	129

Total current liabilities	24,220	7,017

Long-term liabilities:
Deferred income tax liability	—	240
Bank line of credit	—	4,713
Long-term debt	1,583	1,661
Obligations under capital leases and other long-term liabilities	90	118

Total long-term liabilities	1,673	6,732

Commitments and contingencies	—	—
Stockholders' equity:
Common stock	353	267
Additional paid-in capital	165,248	3,692
Retained earnings (deficit)	(27,530)	15,195
Accumulated other comprehensive income	1,411	1,620

Total stockholders' equity	139,482	20,774

Total liabilities and stockholders' equity	$165,375	$34,523

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2004 and 2003
($ in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Investment advisory and administration fees:
Closed-end mutual funds	$12,584	$5,784	$32,954	$11,602
Open-end mutual funds	8,529	6,473	24,585	16,823
Institutional separate accounts	3,061	2,269	8,538	6,340

Total investment advisory and admininstration fees	24,174	14,526	66,077	34,765
Distribution and service fee revenue	2,554	1,624	7,246	3,857
Portfolio consulting and other	512	591	2,136	1,162
Investment banking fees	1,881	621	6,599	6,156

Total revenue	29,121	17,362	82,058	45,940

Expenses:
Employee compensation and benefits	6,809	7,984	21,933	25,698
Stock based compensation	48,374	328	49,073	986
Distribution and service fee expenses	7,072	2,657	16,202	5,972
General and administrative	2,789	2,191	8,916	5,796
Amortization, deferred commissions	1,005	754	3,295	2,200
Amortization, intangible asset	585	—	585	—
Depreciation and amortization	304	233	869	700

Total expenses	66,938	14,147	100,873	41,352

Operating income (loss)	(37,817)	3,215	(18,815)	4,588

Non-operating income (expense):
Interest and dividend income	302	99	515	298
Interest expense	(30)	(40)	(111)	(115)

Total non-operating income	272	59	404	183

Income (loss) before income taxes	(37,545)	3,274	(18,411)	4,771

Income tax benefit	(16,956)	(6)	(15,753)	(29)

Net income (loss)	$(20,589)	$3,280	$(2,658)	$4,800

Earnings per share-basic and diluted	$(0.60)	$0.12	$(0.09)	$0.18
Weighted average shares outstanding-basic	34,067,882	26,700,000	29,155,961	26,700,000
Weighted average shares outstanding-diluted	34,138,124	26,700,000	29,226,203	26,700,000
Dividends declared per share	$0.10	$—	$0.10	$—

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2004
($ and share amounts in thousands)
(Unaudited)

	Common Stock		Restricted Stock Units A-P-I-C		Common Stock– Voting		Common Stock– Non voting		A-P-I-C	Unearned Compensation– A-P-I-C	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$—	—	$—	14,568	$146	12,132	$121	$3,692	$—	$15,195	$1,620	$20,774

Net loss	—	—	—	—	—	—	—	—	—	—	(2,658)	—	(2,658)

Other comprehensive loss, unrealized gain on securities available-for-sale, net of tax of $750	—	—	—	—	—	—	—	—	—	—	—	(209)	(209)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,867)

Transfer of undistributed retained losses to additional paid-in-capital	—	—	—	—	—	—	—	—	(1,697)	—	1,697	—	—

Distributions to S-corporation shareholders	—	—	—	—	—	—	—	—	—	—	(37,741)	—	(37,741)

Tax impact as a result of conversion from S-corporation to C-corporation.	—	—	—	—	—	—	—	—	215	—	—	—	215

Exchange of outstanding shares for new shares of common stock (1)	26,700	267	—	—	(14,568)	(146)	(12,132)	(121)	—	—	—	—	—

Issuance of common stock—IPO	8,625	86	—	—	—	—	—	—	104,190	—	—	—	104,276

Issuance of restricted stock units—vested and unvested	—	—	5,554	72,202	—	—	—	—	—	(8,081)	—	—	64,121

Dividends declared	—	—	—	—	—	—	—	—	—	—	(4,023)	—	(4,023)

Offering costs	—	—	—	—	—	—	—	—	(5,273)	—	—	—	(5,273)

Balance at September 30, 2004	35,325	$353	5,554	$72,202	—	$—	—	$—	$101,127	$(8,081)	$(27,530)	$1,411	$139,482

Notes:

(1) In connection with the reorganization, each oustanding share of common stock in Cohen & Steers Capital Management, Inc. was converted into the right to receive newly issued shares of common stock from Cohen & Steers, Inc.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,658)	$4,800
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	46,330	—
Stock appreciation right plan expense	869	—
Depreciation and amortization	869	700
Amortization, deferred commissions	3,295	2,200
Amortization, intangible asset	585	—
Deferred rent	(23)	55
Deferred income taxes	(17,103)	(1,276)
Changes in operating assets and liabilities:
Accounts receivable, Company-sponsored mutual funds	(2,152)	(1,752)
Accounts receivable, others	169	(794)
Due from affiliates	230	(343)
Deferred initial public offering costs	139	—
Income tax refunds receivable	46	(217)
Prepaid expenses and other current assets	(1,566)	903
Deferred commissions	(2,524)	(4,016)
Accrued expenses	13,617	19,493
Income tax payable	(99)	—

Net cash provided by operating activities	40,024	19,753

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(56,763)	(336)
Purchases of property and equipment	(333)	(237)

Net cash used in investing activities	(57,096)	(573)

Cash flows from financing activities:
Distributions to S-corporation stockholders	(37,741)	(9,256)
Borrowings on bank line of credit	—	1,171
Repayment of bank line of credit	(4,713)	—
Principal payments on long-term debt	(89)	(105)
Proceeds from issuance of common stock	104,276	—
Initial public offering costs	(4,837)	—

Net cash provided by (used in) financing activities	56,896	(8,190)

Net increase in cash and cash equivalents	39,824	10,990
Cash and cash equivalents, beginning of period	7,526	6,090

Cash and cash equivalents, end of period	$47,350	$17,080

Cash paid for interest	$125	$117

Cash paid for taxes, net	$1,857	$530

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. Basis of Presentation

      Cohen & Steers, Inc. (“CNS”, and together with its subsidiaries, the “Company”) completed an initial public offering (see Note 2) of its common stock on August 18, 2004. On August 17, 2004, prior to the completion of the initial public offering and pursuant to a reorganization into a holding company structure, CNS became the parent holding company of Cohen & Steers Capital Management, Inc. (“CSCM”). CNS, together with its direct and indirect subsidiaries, succeeded to the business conducted by CSCM and its subsidiaries. The reorganization is described in greater detail in the Registration Statement on Form S-1 (File No. 333-114027) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the initial public offering.

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

      All intercompany balances and transactions have been eliminated in consolidation.

      On August 16, 2004, the Company terminated its status as S-corporation status and converted to C-corporation status and on August 18, 2004 the Company completed its initial public offering. The results presented for the three and nine months ended September 30, 2004 include operations as both a private and public company and are not necessarily indicative of the results that may be expected for future periods. The Company's third quarter 2004 results include certain substantial charges coincident with the initial public offering. In addition, the Company expects operating expenses and income taxes to increase as a result of the conversion to C-corporation status and operations as a public company. The Company is not including pro forma results in the presentation of its unaudited interim consolidated financial statements and other supporting schedules included herein.

2. Initial Public Offering

      On August 18, 2004, the Company closed its initial public offering of 7.5 million shares of common stock at $13 per share and received proceeds, net of the underwriting discount, of $90.7 million. On August 25, 2004, the Company sold an additional 1.125 million shares of common stock of CNS that represented the exercise of the over- allotment option by the underwriters. The Company received proceeds, net of the underwriting discount, of $13.6 million for these additional shares. In conjunction with the initial public offering, the Company incurred offering costs of $5.3 million. The common stock of CNS began trading on the New York Stock Exchange on August 13, 2004 under the symbol “CNS.”

3. Income Taxes

      The Company accounts for taxes in accordance with the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes”. In accordance with SFAS No. 109, recognition of tax benefits or expenses is required for temporary differences between the book and tax bases of assets and liabilities.

As a C-corporation, the Company is liable for federal and certain state and local income taxes to which it had not been previously subject. At the time of the conversion, the Company recognized the tax effect of the change in its income tax rates on its deferred tax assets and liabilities.

      The income (loss) before income tax and the related income tax provisions and benefits for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)

Income (loss) before income taxes	$(37,545)	$3,274	$(18,411)	$4,771

Current income taxes:
U.S. federal	$(524)	$—	$(524)	$—
State and local	15	293	1,329	1,247

Total current income tax provision (benefit)	$(509)	$293	$805	$1,247

Deferred taxes:
U.S. federal	$(11,493)	$—	$(11,493)	$—
State and local	(4,954)	(299)	(5,065)	(1,276)

Total deferred income tax provision (benefit)	$(16,447)	$(299)	$(16,558)	$(1,276)

Total income tax provision (benefit)	$(16,956)	$(6)	$(15,753)	$(29)

      Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using the tax rates expected during the periods in which the differences are expected to reverse. In connection with the one-time non-cash compensation charge of $46.0 million during the third quarter of 2004 (see Note 4 for further detail), the Company generated a $19.3 million deferred income tax asset that it will realize in 2006, 2007 and 2008 based on the delivery schedule of the RSUs. Significant components of the Company's deferred income taxes are as follows:

September 30, 2004

Current net deferred income tax assets (liabilities)
Unrealized net gains on investments	$(896)
Unrealized net losses on investments	20

Total current net deferred income tax assets (liabilities)	$(876)

Non-current net deferred income tax assets (liabilities)
Stock based compensation (1)	$19,650
Deferred sales commissions	(2,275)
Differences between book and tax bases of property and equipment	(302)

Total non-current net deferred income tax assets (liabilities)	$17,073

Total net deferred income tax assets	$16,197

Note:

      (1) Deferred tax asset resulting from the grant of 4,907,845 fully vested restricted stock units and the partial vesting of 646,154 additional restricted stock units.

      A reconciliation of the Company's statutory federal income tax rate and the effective tax rate which resulted in the reported income tax benefit (resulting primarily from the one-time non-cash charge related to stock based compensation) reported in the statement of operations for the three and nine months ended September 30, 2004 is as follows:

	Income Tax Benefit
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

U.S. statutory income tax rate	35.0%	35.0%
State and local income tax rates, net of federal income taxes	7.0%	7.0%

Effective income tax rate before reorganization effects	42.0%	42.0%
Revaluation of deferred income tax assets and liabilities upon conversion to C-corporation	0.6%	1.2%
Income tax benefit rate attributable to S- corporation period	2.6%	42.4%

Effective income tax benefit rate	45.2%	85.6%

4. Stock-based compensation

      The Company has elected to account for stock-based compensation in accordance with the guidance set forth in SFAS No. 123, “Accounting and Disclosures of Stock-based compensation.” In accordance with SFAS 123, compensation expense based on the fair value of the grant of fully vested restricted stock units (“RSUs”) is recognized at the date of grant. For fixed awards of restricted stock units subject to vesting provisions, compensation expense based on the fair value is recognized over the vesting period on a straight-line basis.

Restricted Stock Units

      The Company issued RSUs to certain employees and directors in connection with its initial public offering. As of September 30, 2004 there were 4,907,845 fully vested and 646,154 unvested RSUs.

Restricted Stock Unit Grants to Former SAR Holders and Senior Investment Banking Professionals

      At the time of the initial public offering, the Company granted awards of fully vested RSUs with an aggregate fair value of $63.8 million to certain employees pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan (the “SIP”). Certain of these awards replaced all outstanding Stock Appreciation Rights awards previously made under the Company's Stock Appreciation Rights Plan, which was subsequently terminated. RSUs granted to such employees and outstanding as of September 30, 2004 were 4,905,921. Restricted stock unit holders are generally entitled to receive delivery of common stock as follows: 20% on the last business day in January 2006, 40% on the last business day in January 2007, and 40% on the last business day in January 2008. Holders of vested RSUs receive dividend equivalent payments in amounts equal to dividends, if any, paid to holders of common stock. The shares of common stock underlying RSUs are included in basic and fully diluted weighted average shares outstanding in the earnings per share computation.

      In connection with the grant of the fully vested RSUs, the Company recorded a non-cash stock-based compensation charge of $46.0 million in the third quarter of 2004. The non-cash stock-based compensation charge is equal to the value of the fully vested RSUs granted based on the initial public offering price of the underlying common stock ($63.8 million), reduced by a $15.4 million non-competition agreement intangible asset and by approximately $2.4 million of cumulative compensation expense recorded for the Stock Appreciation Rights Plan which was terminated. The $15.4 million intangible asset reflects the independently determined value of the non-competition agreements the Company received from each of the fully vested RSU holders. The intangible asset will be amortized on a straight-line basis over the life of these agreements. Amortization expense related to the intangible asset for the third quarter of 2004 was $0.6 million.

Restricted Stock Unit Grants to Other Employees

      At the time of its initial public offering, the Company granted awards of unvested RSUs with an aggregate fair value of $8.4 million to thirteen employees pursuant to the SIP. Subject to a participant's continued employment with the Company and compliance with certain restrictive covenants, the RSUs will vest, and be delivered, on the last business day in January 2008. RSUs granted to such employees and outstanding as of September 30, 2004 were 646,154. Upon granting of these awards, unearned compensation equivalent to the fair value at the date of grant is expensed on a straight-line basis over the vesting period. Amortization expense related to the unearned stock-based compensation was approximately $0.3 million during the third quarter of 2004. The fully diluted share computations reflect the application of the treasury stock method for the unvested RSUs.

Restricted Stock Unit Grants to Directors

      At the time of its initial public offering, the Company granted awards of fully vested RSUs to the independent directors of the Company reflecting a portion of their annual retainer. Half of their annual retainer is payable quarterly in cash and half is payable quarterly in fully vested RSUs. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Independent director RSUs outstanding as of September 30, 2004 were 1,924. The shares of common stock underlying such RSUs are included in determining basic and fully diluted weighted average shares outstanding. In connection with the grant of these fully vested RSUs, the Company recorded non-cash stock-based compensation expense of $25 thousand in the third quarter of 2004.

Incentive Bonus Plan for Officers of the Company

      The Company has implemented two new programs for officers of the Company under which (i) it automatically pays a portion of their year-end bonuses in the form of RSUs (“Mandatory Deferred Compensation Plan”) and (ii) allows the officers to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of RSUs (“Voluntary Deferred Compensation Plan”). Automatic participation in the Mandatory Deferred Compensation Plan ranges from 10% to 15% of the year-end incentive bonus, depending on the officers' level of total compensation. The Voluntary Deferred Compensation Plan allows for the deferral of up to an additional 25% of the year-end bonus in the form of RSUs. Under both plans, the Company matches the employee contribution by 25% in the form of RSUs. The RSUs under the Mandatory Deferred Compensation Plan and the matching under both programs will vest, and be delivered, three years after the date of grant. The RSUs under the Voluntary Deferred Compensation Plan vest immediately at the date of grant. Unearned compensation equivalent to the fair value at the date of grant of the RSUs under the Mandatory Deferred Compensation Plan and the matching under both programs will be expensed over the vesting period on a straight-line basis.

      As of September 30, 2004, the Company had not granted any RSUs under these programs.

5. Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is calculated by dividing net income (loss) by the weighted average number of basic common shares outstanding. Diluted EPS gives effect to dilutive equity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands, except share and per share data)

Numerator for basic and fully diluted earnings per share—income available to common stockholders	$(20,589)	$3,280	$(2,658)	$4,800

Denominator for basic earnings per share—weighted average shares (1)	34,067,882	26,700,000	29,155,961	26,700,000
Effect of dilutive securities
Restricted stock units (2)	70,242	—	70,242	—

Denominator for diluted earnings per share—adjusted weighted-average shares	34,138,124	26,700,000	29,226,203	26,700,000

Basic earnings per share	$(0.60)	$0.12	$(0.09)	$0.18
Diluted earnings per share	$(0.60)	$0.12	$(0.09)	$0.18

 (1) Includes common stock and fully vested restricted stock units granted to certain employees and directors.

 (2) The fully diluted share computations reflect the application of the treasury stock method for the unvested RSUs.

6. Bank Line of Credit

      On August 13, 2004, the Company repaid in full the $4.0 million remaining balance, and terminated the line of credit prior to the initial public offering.

7. Related Party Transactions

      The Company is investment advisor to and has administrative agreements with affiliated open-end and closed-end mutual funds of which the stockholders and certain employees are officers and/or directors. For the three months ended September 30, 2004 and 2003, the Company earned advisory fee revenue of $20.2 million and $11.8 million, respectively, and administration fee revenue of $0.9 million and $0.4 million, respectively, from these affiliated funds. For the nine months ended September 30, 2004 and 2003, the Company earned advisory fee revenue of $55.1 million and $27.6 million, respectively, and administration fee revenue of $2.4 million and $0.8 million, respectively, from these affiliated funds.

      For the three months ended September 30, 2004 and 2003, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived $3.0 million and $1.8 million, respectively, of advisory fees it was otherwise entitled to receive. For the nine months ended September 30, 2004 and 2003, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived $8.8 million and $5.1 million, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees it is otherwise entitled to receive for up to ten years from the respective funds' inception dates. These fee waivers are scheduled to decrease each year for certain funds beginning in 2006. The Company does not include these fee waivers in revenues.

      For the three months ended September 30, 2004 and 2003, the Company did not pay organizational costs on behalf of closed-end mutual funds. For the nine months ended September 30, 2004 and 2003, the Company paid organizational costs of $0.2 million and $0.4 million, respectively on behalf of various closed-end mutual funds.

      The Company has an agreement with an affiliated open-end mutual fund, Cohen & Steers Institutional Realty Shares, Inc., which contractually requires the Company to pay expenses of the fund so that its total annual operating expenses do not exceed 0.75% of average daily net assets. This commitment will remain in place for the fund's life.

For the three months ended September 30, 2004 and 2003, $0.2 million and $0.2 million, respectively, of expenses paid by the Company pursuant to this agreement are included in general and administrative expenses. For the nine months ended September 30, 2004 and 2003, $0.6 million and $0.6 million, respectively, of expenses paid by the Company pursuant to this agreement are included in general and administrative expenses.

      The Company has agreements with two affiliated open-end mutual funds to waive and/or reimburse certain fund expenses. The agreement with Cohen & Steers Utility Fund, Inc. contractually requires the Company to waive and/or reimburse expenses of the fund so that its total annual operating expenses do not exceed 1.50% of average daily net assets for Class A shares, 2.15% of average daily net assets for Class B and Class C shares, and 1.15% of average daily net assets for Class I shares. This commitment will remain in place through December 31, 2004. The agreement with Cohen & Steers Realty Focus Fund, Inc. (formerly known as Cohen & Steers Special Equity Fund, Inc. prior to its conversion from a no load to a multiple-class load mutual fund on September 30, 2004) contractually requires the Company to waive and/or reimburse expenses of the fund so that its total annual operating expenses do not exceed 1.65% of average daily net assets for Class A shares, 2.30% of average daily net assets for Class B and Class C shares, and 1.30% of average daily net assets for Class I shares. This commitment will remain in place through December 31, 2005.

      For the three months ended September 30, 2004 and 2003, $0.1 million and $21 thousand, respectively, of expenses paid by the Company pursuant to these agreements are included in general and administrative expenses. For the nine months ended September 30, 2004 and 2003, $0.2 million and $75 thousand, respectively, of expenses paid by the Company pursuant to these agreements are included in general and administrative expenses.

      For the three and nine months ended September 30, 2004, the Company paid on behalf of two open-end mutual funds $0.1 million and $0.4 million, respectively, of organizational costs .

8. Segment Reporting

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

      Asset Management incurs certain expenses on behalf of Investment Banking including rent, payroll, office, telephone, professional fees, network and computer, amortization of the intangible asset, directors and officers insurance, financial reporting and other similar type of expenses. Such expenses are allocated to Investment Banking on a pro-rata basis.

Statement of Financial Condition Segment Data
($ in thousands)

	Asset Management	Investment Banking	Consolidated

September 30, 2004
Current assets	$118,574	$6,156	$124,730
Non-current assets	33,277	7,368	40,645
Total assets	151,851	13,524	165,375
Current liabilities	21,630	2,590	24,220
Long-term liabilities	1,671	2	1,673
Total liabilities	23,301	2,592	25,893
December 31, 2003
Current assets	$20,113	$4,484	$24,597
Non-current assets	9,908	18	9,926
Total assets	30,021	4,502	34,523
Current liabilities	6,202	815	7,017
Long-term liabilities	6,732	—	6,732
Total liabilities	12,934	815	13,749

Statement of Income Segment Data
($ in thousands)

Three months ended September 30,

	Asset Management	Investment Banking	Consolidated

2004
Total revenue	$27,240	$1,881	$29,121
Operating loss	(35,180)	(2,637)	(37,817)
Interest expense	(30)	0	(30)
Interest and dividend income	287	15	302
Net loss	(19,292)	(1,297)	(20,589)
2003
Total revenue	$16,741	$621	$17,362
Operating income (loss)	3,408	(193)	3,215
Interest expense	(40)	0	(40)
Interest and dividend income	92	7	99
Net income (loss)	3,453	(173)	3,280

Nine months ended September 30,

	Asset Management	Investment Banking	Consolidated

2004
Total revenue	$75,459	$6,599	$82,058
Operating loss	(17,159)	(1,656)	(18,815)
Interest expense	(111)	0	(111)
Interest and dividend income	485	30	515
Net loss	(2,290)	(368)	(2,658)
2003
Total revenue	$39,784	$6,156	$45,940
Operating income	3,099	1,489	4,588
Interest expense	(115)	0	(115)
Interest and dividend income	275	23	298
Net income	3,291	1,509	4,800

9. Employment Agreements

      The Company has entered into employment agreements with Martin Cohen and Robert H. Steers (each, an “Executive”). Each employment agreement provides for the executive's employment as co-chief executive officer and co-chairman of the board of directors for a term of three years, subject to automatic, additional one-year extensions unless either party gives the other 60 days prior notice that the term will not be extended.

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

10. Investment Banking Bonus Plan

      CNS has a bonus plan (the “Bonus Plan”) in place for its Investment Banking segment. Prior to August 12, 2004, the three senior investment banking professionals of this segment were contractually entitled to receive 50% of the excess, if any, of Investment Banking's income before compensation payable under the Bonus Plan and income taxes. As of August 12, 2004, the Bonus Plan was amended and the three senior investment banking professionals of this segment are entitled to receive 45% in 2004 and 30% thereafter, of the excess, if any, of Investment Banking's income before compensation payable under the Bonus Plan and income taxes, and excluding non-cash amortization expense relating to initial awards to the Investment Banking professionals under the SIP and excluding non-cash amortization expense related to awards to the three senior Investment Banking professionals thereafter.

11. Distribution Fee Compensation Agreement Terminations

      On August 31, 2004, the Company paid $1.73 million to retire ongoing fee obligations to a broker-dealer for certain of the Company's closed-end mutual funds.

12. Cash Dividend

      On October 11, 2004, the Company paid a cash dividend of $0.10 per share of CNS common stock to stockholders of record at the close of business on September 27, 2004.

13. S-corporation Distributions

      The Company paid $37.7 million in S-corporation distributions to S-corporation stockholders in the nine months ended September 30, 2004, including a final distribution payment of $20.7 million on September 29, 2004, which included all of the previously undistributed taxable operating income earned by the Company prior to the revocation of the Company's S-corporation election.

14. Planned Acquisition

      The Company expects to close by the end of 2004 on its planned acquisition of a 50% interest in Houlihan Rovers SA, a Brussels-based real estate securities money manager with assets under management of $483 million as of September 30, 2004. The Company has conducted the necessary due diligence and filed for regulatory approval of the acquisition with Belgian regulators.

15. Subsequent Events

      On October 11, 2004, the Company's Compensation Committee canceled 404,971 fully vested RSUs previously granted to an employee who resigned from the Company due to such employee's violation of the non-competition covenants relating to the RSUs. Reversal of approximately $2.3 million of expenses relating to these forfeited RSUs will be reflected in the Company's fourth quarter 2004 financial statements, and is expected to have an approximate $2.3 million positive effect on after-tax earnings. On October 29, 2004, this former employee filed a lawsuit against the Company challenging the forfeiture of these RSUs. Although the Company cannot predict with certainty the ultimate outcome of the litigation at this time, the Company believes that the allegations in the Complaint are without merit and will defend this matter vigorously.

      On November 10, 2004, the Board of Directors declared a cash dividend of $0.10 per share of CNS common stock, payable January 17, 2005 to stockholders of record at the close of business on December 29, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We operate in two business segments:

•	Asset Management

•	Investment Banking

      The following table provides a breakdown of our consolidated and segment revenue, operating expenses and net income for the three and nine months ended September 30, 2004 and 2003.

Summary Income Statement Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)

Revenue
Asset Management	$27,240	$16,741	$75,459	$39,784
Investment Banking	1,881	621	6,599	6,156

Consolidated Revenue	$29,121	$17,362	$82,058	$45,940

Operating Expenses
Asset Management	$62,420	$13,334	$92,618	$36,685
Investment Banking	4,518	813	8,255	4,667

Consolidated Operating Expenses	$66,938	$14,147	$100,873	$41,352

Net Income (Loss)
Asset Management	$(19,292)	$3,453	$(2,290)	$3,291
Investment Banking	(1,297)	(173)	(368)	1,509

Consolidated Net Income (Loss)	$(20,589)	$3,280	$(2,658)	$4,800

Asset Management

      Asset Management's principal business is the management of portfolios of income oriented or dividend paying equity securities. Asset Management provides:

•	investment advisory and administration services to open-end and closed-end mutual funds and to institutional separate accounts for clients such as pension and endowment funds, as well as sub-advisory services for mutual funds which are sponsored by other financial institutions;

•	portfolio consulting services for non-proprietary registered investment companies; and

•	distribution services for the open-end mutual funds for which we are the investment advisor.

      The following business trends have affected the financial results for Asset Management over the periods presented:

•	increased assets under management due to new closed-end fund offerings, inflows into open-end funds and market appreciation across all account types;

•	increased stock-based compensation as a result of the issuance of restricted stock units (“RSUs”) to certain employees coincident with the initial public offering;

•	increased compensation expenses as a result of increased staffing due to new initiatives, growth in assets under management and increased bonuses due to investment performance and firm profitability;

•	increased distribution revenue and expenses due to growth in closed-end and open-end mutual fund assets under management;

•	increased general and administrative expenses due to growth in assets under management, new fund offerings, and additional costs incurred as a result of operating as a public company; and

•	increased non-current assets as a result of an intangible asset reflecting the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested restricted stock units.

      Asset Management derives revenue primarily from investment advisory, administration, distribution and service fees received from mutual funds, and investment advisory fees received from institutional separate accounts. The levels of assets under management are, in turn, driven by investment performance, market conditions and our marketing strategy.

      The most significant expenses for Asset Management are employee compensation and benefits. In the third quarter of 2004 significant one-time charges were incurred for stock-based compensation coincident with the initial public offering. In addition to base salaries, Asset Management employees are paid annual bonuses that depend on, among other things, profitability, employee performance and market conditions. Expenses related to the distribution of mutual funds, including the amortization of deferred sales commissions for open-end load mutual funds, are also significant Asset Management expenses. General and administrative expenses have historically consisted primarily of professional fees, travel, marketing and rent expenses. However, as a result of operating as a public company, additional general and administrative expenses such as professional fees, transfer agent fees, directors and officers insurance, public company reporting fees, and other public company related costs will also be incurred.

      We have historically specialized in managing portfolios of real estate securities, and such securities represented 82% of assets under management as of September 30, 2004 and 92% of assets under management as of December 31, 2003. Our investment strategies currently focus on:

•	REIT common and preferred stocks;

•	Utility common and preferred stocks; and

•	Corporate preferred stocks.

Investment Banking

      Investment Banking provides financial advisory services to companies in real estate and real estate intensive businesses, such as the health care and hospitality businesses.

      Revenue is derived primarily from advising clients on mergers, acquisitions, corporate restructurings, recapitalizations and similar corporate finance transactions, and from assisting clients in raising capital. Fees are generally earned upon the completion of a transaction pursuant to terms of individual agreements.

      A principal component of operating expenses for Investment Banking is employee compensation and benefits, including salaries and bonuses for our senior investment banking professionals. The three senior investment banking professionals of this segment contractually earn an annual bonus based on the income of the business segment. In the third quarter of 2004, significant one-time charges were incurred for stock-based compensation coincident with the initial public offering.

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

Assets Under Management

      We manage three types of accounts: closed-end mutual funds, open-end load and no-load mutual funds and institutional separate accounts.

      The following table sets forth the breakdown of the total assets under management by account and security type as of the dates shown.

Assets Under Management (AUM)
($ in millions)

	September 30, 2004	% of assets	December 31, 2003	% of assets	September 30, 2003	% of assets

Breakdown by Account Type
Closed-end Mutual Funds	$8,005.4	50%	$4,790.6	41%	$4,429.1	42%
Open-end Mutual Funds	4,465.1	28%	3,897.1	33%	3,378.1	32%
Institutional Separate Accounts	3,596.7	22%	2,992.4	26%	2,682.9	26%

Total AUM	$16,067.2	100%	$11,680.1	100%	$10,490.1	100%

Breakdown by Security Type
Real Estate Common Stocks	$11,866.4	74%	$9,892.6	85%	$8,789.2	84%
Utility Common Stocks	1,695.9	11%	—	0%	—	0%
Real Estate Preferred Stocks	1,224.1	8%	836.0	7%	744.3	7%
Corporate Preferred Stocks	899.7	5%	683.9	6%	471.4	4%
Fixed Income (1)	137.8	1%	109.1	1%	79.7	1%
Cash and Short Term Investments	243.3	1%	158.5	1%	405.5	4%

Total AUM	$16,067.2	100%	$11,680.1	100%	$10,490.1	100%

(1) Includes corporate bonds.

      The following table sets forth information regarding the net flows and appreciation/depreciation of assets under management for the periods presented.

Net Flows and Appreciation of Assets Under Management (AUM)
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Total Accounts:
Beginning total AUM	$14,980.0	$8,714.3	$11,680.1	$6,623.8
Net flows (1)	92.9	1,119.8	3,038.7	2,371.5
Net appreciation (2)	994.3	656.0	1,348.4	1,494.8

Ending total AUM	$16,067.2	$10,490.1	$16,067.2	$10,490.1

Closed-end mutual funds
Beginning closed-end mutual fund AUM	$7,670.5	$3,348.7	$4,790.6	$2,114.3
Net flows (1)	0.0	904.8	2,931.5	1,923.3
Net appreciation (2)	334.9	175.6	283.3	391.5

Ending closed-end mutual fund AUM	8,005.4	4,429.1	8,005.4	4,429.1

Open-end mutual funds
Beginning open-end mutual fund AUM	4,029.3	2,936.9	3,897.1	2,452.4
Subscriptions (3)	314.6	367.7	997.8	859.0
Redemptions (4)	(214.5)	(169.3)	(962.7)	(501.1)
Net appreciation (2)	335.7	242.8	532.9	567.8

Ending open-end mutual fund AUM	4,465.1	3,378.1	4,465.1	3,378.1

Separate accounts
Beginning institutional separate account AUM	3,280.2	2,428.7	2,992.4	2,057.1
Inflows	75.2	49.4	359.4	153.8
Outflows	(82.4)	(32.8)	(287.3)	(63.5)
Net appreciation (2)	323.7	237.6	532.2	535.5

Ending institutional separate account AUM	3,596.7	2,682.9	3,596.7	2,682.9

Ending total AUM	$16,067.2	$10,490.1	$16,067.2	$10,490.1

Total net flows/beginning AUM (%) (5)	0.6%	12.9%	26.0%	35.8%

Change in total AUM (%)	7.3%	20.4%	37.6%	58.4%

(1)	Net flows are the aggregate net flows in the assets under management during a particular time period. They are comprised of (i) flows into newly offered closed-end mutual funds or new preferred share offerings from leveraged closed-end mutual funds; (ii) total subscriptions minus total redemptions for open-end mutual funds; and (iii) net flows in our institutional separate accounts.
(2)	Net appreciation (depreciation) represents the change in market value of assets under management during a particular time period.
(3)	Subscriptions are purchases of shares of open-end mutual funds during a particular time period.
(4)	Redemptions are sales of shares of open-end mutual funds during a particular time period.
(5)	Net flows as a percentage of beginning assets under management is a measure of how much a change in assets under management for a given time period is driven by investor decisions, versus market appreciation or depreciation.

      Assets under management (AUM) were $16.1 billion at September 30, 2004, a 53% increase from $10.5 billion at September 30, 2003. AUM increased in every asset category and every account type during the nine months ended September 30, 2004. By product type, at September 30, 2004:

•	50% of assets under management were held in closed-end mutual funds, compared to 42% at September 30, 2003;

•	28% were held in open-end mutual funds, compared to 32% at September 30, 2003; and

•	22% were held in institutional separate accounts, compared to 26% at September 30, 2003.

      Real estate common stocks represented 74% of assets under management at September 30, 2004, compared to 84% at September 30, 2003. During the first six months of 2004, two closed-end mutual funds that invested in REITs and utility common stocks were launched. As a result, utility common stocks represented 11% of assets under management at September 30, 2004. Real estate preferred and corporate preferred stocks comprised 13% of assets under management at September 30, 2004, compared to 11% at September 30, 2003. The remaining assets were held in fixed income securities and cash and short-term investments.

      The majority of asset growth in the most recent quarter was attributable to $1.0 billion in appreciation in value across our mutual fund and institutional client portfolios, which reflected the continued strength of the publicly traded real estate securities and utility securities markets. Specifically, the NAREIT Equity REIT Index's total return was 17.8% and the S&P Supercomposite Utilities Index's total return was 6.3% in the quarter ended September 30, 2004. By comparison, the S&P 500 Index's total return was -1.9% for the quarter. Generally, both on a year-to-date and quarterly basis, our income-oriented equity products outperformed both the broader markets and their specific benchmarks.

      Net flows in the third quarter of 2004 were $92.9 million, compared to net flows of $1.1 billion for the third quarter of 2003. Net flows in the nine months ended September 30, 2004 were $3.0 billion, compared to net flows of $2.4 billion for the nine months ended September 30, 2003.

      Closed-end mutual funds

      Closed-end mutual fund assets under management increased 82% to $8.0 billion at September 30, 2004 from $4.4 billion at September 30, 2003. There were no new offerings of closed-end mutual funds during the three months ended September 30, 2004. In the three months ended September 30, 2003, $904.8 million was raised from common and preferred stock offerings. Market appreciation was $334.9 million in the three months ended September 30, 2004, compared to market appreciation of $175.6 million in the three months ended September 30, 2003.

      Closed-end mutual funds net inflows were $2.9 billion for the nine months ended September 30, 2004. These assets were raised in offerings of common and preferred stock for two funds that raised $1.7 billion and $1.2 billion, respectively. Closed-end mutual fund net inflows were $1.9 billion for the nine months ended September 30, 2003. These assets were raised in the successful offering of Cohen & Steers REIT and Preferred Fund that raised $1.8 billion in common and preferred stock and the offerings of auction market preferred securities for three existing funds that raised $162.3 million. Market appreciation in closed-end mutual funds was $283.3 million in the nine months ended September 30, 2004, compared to market appreciation of $391.5 million in the nine months ended September 30, 2003.

Open-end mutual funds

      The following table provides information regarding the composition of open-end mutual fund assets.

Composition of open-end mutual fund assets

	September 30, 2004	% as of September 30, 2004	December 31, 2003	% as of December 31, 2003	September 30, 2003	% as of September 30, 2003
	($ in millions)

Load fund—Class A	$551.1	12%	$397.1	10%	$315.8	9%
Load fund—Class B	263.4	6%	251.3	6%	217.3	6%
Load fund—Class C	642.2	14%	534.7	14%	423.8	13%
Load fund—Class I	186.3	4%	115.6	3%	76.9	3%
No load funds	2,822.1	64%	2,598.4	67%	2,344.3	69%

	$4,465.1	100%	$3,897.1	100%	$3,378.1	100%

      Open-end mutual fund assets under management increased 32% to $4.5 billion at September 30, 2004 from $3.4 billion at September 30, 2003. Net subscriptions into open-end mutual funds were $100.1 million in the three months ended September 30, 2004, compared to net subscriptions of $198.4 million in the three months ended September 30, 2003. This represents a decrease of 50% from the same period one year earlier, and represents an increase of $331.9 million in net flows into open-end mutual funds compared to the three months ended June 30, 2004, when net redemptions totaled $231.8 million. Market appreciation was $335.7 million in the three months ended September 30, 2004, compared to market appreciation of $242.8 million for the same period in 2003.

      Net subscriptions into open-end mutual funds were $35.1 million in the nine months ended September 30, 2004, compared to net subscriptions of $357.9 million in the nine months ended September 30, 2003. While subscriptions increased 16% for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, redemptions increased by a greater amount, 92% for the same period. Market appreciation in open-end mutual funds was $532.9 million in the nine months ended September 30, 2004, compared to $567.8 million in the nine months ended September 30, 2003.

      On September 30, 2004 we converted our Morningstar 5-star rated fund, Cohen & Steers Realty Focus Fund, formerly Cohen & Steers Special Equity Fund, from a no load fund to a multiple-class load fund. The additional fund classes will result in increases to distribution and service fee revenue, distribution and service fee expenses and amortization of deferred commissions, with the amounts of the increases dependent upon the assets raised in each fund class. The Morningstar rating is an overall rating as of September 30, 2004 out of 144 funds in the specialty-real estate category.*

      Load open-end mutual funds represented 36% of total open-end mutual fund assets at September 30, 2004, compared to 30% at September 30, 2003. At September 30, 2004:

•	39% of the load open-end funds' assets were represented by Class C shares, compared to 43% at September 30, 2003;

•	34% by Class A shares, compared to 31% at September 30, 2003;

•	16% by Class B shares, compared to 21% at September 30, 2003; and

•	11% by Class I shares, compared to 7% at September 30, 2003.

      Institutional separate accounts

      Institutional separate account assets under management increased 34% to $3.6 billion at September 30, 2004 from $2.7 billion at September 30, 2003. Institutional separate accounts had net outflows of $7.2 million in the three months ended September 30, 2004, compared to net inflows of $16.6 million in the three months ended September 30, 2003. Outflows for the third quarter can primarily be attributed to clients rebalancing their portfolios in response to the strong relative appreciation over the past several years. During the three months ended September 30, 2004, we added one separate account with Daiwa Securities, where we sub-advise for a mutual fund that is available to Japanese institutions. Market appreciation of institutional separate accounts was $323.7 million in the three months ended September 30, 2004, compared to market appreciation of $237.6 million in the three months ended September 30, 2003.

      Institutional separate accounts had net inflows of $72.1 million in the nine months ended September 30, 2004, compared to net inflows of $90.3 million in the nine months ended September 30, 2003. Market appreciation of institutional separate accounts was $532.2 million in the nine months ended September 30, 2004, compared to $535.5 million in the nine months ended September 30, 2003.

Results of Operations

      On August 16, 2004, we terminated our status as an S-corporation and converted to C-corporation status and on August 18, 2004, we completed our initial public offering. Our results for the three and nine months ended September 30, 2004 include operations as both a private and public company and are not necessarily indicative of the results that may be expected for future periods. As will be discussed later in this report, our third quarter 2004 results include certain substantial charges coincident with the initial public offering. In addition, we expect operating expenses and income taxes to increase as a result of our conversion to C-corporation status and our operations as a public company.

      The table below provides a breakdown of consolidated and segment revenue for the three and nine months ended September 30, 2004 and 2003.

Consolidated and Segment Revenue Data

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended	Nine Months Ended
	2004	2003	2004	2003	September 30, 2004 vs. September 30, 2003 % change	September 30, 2004 vs. September 30, 2003 % change
	($ in thousands)

Asset Management:
Investment advisory and administration fees	$24,174	$14,526	$66,077	$34,765	66%	90%
Distribution and service fees	2,554	1,624	7,246	3,857	57%	88%
Portfolio consulting and other	512	591	2,136	1,162	–13%	84%

Asset Management Revenue	27,240	16,741	75,459	39,784	63%	90%
Investment Banking:
Mergers & Acquistions	21	10	326	2,488	110%	–87%
Restructurings	—	410	—	1,017	–100%	–100%
Capital Raising	1,860	201	6,273	2,651	825%	137%

Investment Banking Revenue	1,881	621	6,599	6,156	203%	7%

Total Revenue	$29,121	$17,362	$82,058	$45,940	68%	79%

      The table below provides a breakdown of consolidated and segment operating expenses for the three and nine months ended September 30, 2004 and 2003.

Consolidated and Segment Operating Expense Data

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended	Nine Months Ended
	2004	2003	2004	2003	September 30, 2004 vs. September 30, 2003 % change	September 30, 2004 vs. September 30, 2003 % change
	($ in thousands)

Consolidated:
Employee compensation and benefits	$6,809	$7,984	$21,933	$25,698	–15%	–15%
Stock based compensation	48,374	328	49,073	986	14648%	4877%
General and administrative	2,789	2,191	8,916	5,796	27%	54%
Distribution and service fee expenses	7,072	2,657	16,202	5,972	166%	171%
Amortization, deferred commissions	1,005	754	3,295	2,200	33%	50%
Amortization, intangible assets	585	—	585	—	N/M	N/M
Depreciation and amortization	304	233	869	700	30%	24%

Consolidated Operating Expenses	$66,938	$14,147	$100,873	$41,352	373%	144%

Asset Management:
Employee compensation and benefits	$6,104	$7,446	$18,649	$21,955	–18%	–15%
Stock based compensation	45,326	328	46,025	986	13719%	4568%
General and administrative	2,269	1,919	7,245	4,882	18%	48%
Distribution and service fee expenses	7,072	2,657	16,202	5,972	166%	171%
Amortization, deferred commissions	1,005	754	3,295	2,200	33%	50%
Amortization, intangible assets	345	—	345	—	N/M	N/M
Depreciation and amortization	299	230	857	690	30%	24%

Asset Management Operating Expenses	$62,420	$13,334	$92,618	$36,685	368%	152%

Investment Banking:
Employee compensation and benefits	$705	$538	$3,284	$3,743	31%	–12%
Stock based compensation	3,048	—	3,048	—	N/M	N/M
General and administrative	520	272	1,671	914	91%	83%
Amortization, intangible assets	240	—	240	—	N/M	N/M
Depreciation and amortization	5	3	12	10	67%	20%

Investment Banking Operating Expenses	$4,518	$813	$8,255	$4,667	456%	77%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Consolidated Results

      Total revenue increased 68% to $29.1 million in the three months ended September 30, 2004 from $17.4 million in the three months ended September 30, 2003. This increase was primarily the result of higher assets under management. Asset Management's revenue grew 63% to $27.2 million in the three months ended September 30, 2004 from $16.7 million in the three months ended September 30, 2003. Revenue from Investment Banking increased 203% to $1.9 million in the three months ended September 30, 2004 from $0.6 million in the three months ended September 30, 2003.

      Operating expenses increased 373% to $66.9 million in the three months ended September 30, 2004 from $14.1 million in the three months ended September 30, 2003, primarily due to a significant increase in stock-based compensation. This increase was the result of a one-time non-cash compensation charge of $46.0 million and an associated Medicare tax expense of $1.0 million related to the termination of a stock appreciation rights plan for the predecessor company and the simultaneous grant of fully vested RSUs to certain employees coincident with our initial public offering.

      Associated with the grant of fully vested RSUs, during the three months ended September 30, 2004, we had a non-cash expense of $0.6 million relating to amortization of the intangible asset. The intangible asset reflects the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested RSUs and is allocated among the two segments. We expect an increase in the amortization of the intangible asset in future quarters that will reflect a full quarter of operating as a public company.

      Distribution and service fee expenses, amortization of deferred commissions and general and administrative expenses increased by 166%, 33%, and 27% to $7.1 million, $1.0 million, and $2.8 million, respectively in the three months ended September 30, 2004, compared to the three months ended September 30, 2003. Included in distribution and service fee expenses was a payment of $1.7 million to retire ongoing fee obligations to a broker-dealer for certain of our closed-end mutual funds. We have not made payments for the purpose of retiring similar fee obligations in the past. Included in general and administrative expenses were $340 thousand of public company operating expenses since August 18, 2004. We expect an increase in general and administrative expenses in future quarters that will reflect a full quarter of operating as a public company.

      Employee compensation and benefits expense decreased 15% to $6.8 million for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. This reflects a decrease in the salaries for each of our co-chairmen in conjunction with the conversion from an S-corporation to C-corporation status as well as a bonus limit of $1.0 million each for 2004. In addition, our Mandatory Deferred Compensation Plan was implemented coincident with our initial public offering, and requires senior executives and officers to receive 10-15% of their annual incentive compensation, or bonus, in the form of RSUs. As a result, employee compensation and benefits expense decreased by $0.7 million in the three months ended September 30, 2004, compared to the three months ended September 30, 2003 because a percentage of their annual incentive compensation will now be payable in RSUs which will be granted in the fourth quarter of 2004. The fair value of the RSUs at the date of grant will be expensed over the vesting period on a straight-line basis. Our Voluntary Deferred Compensation Plan was also implemented in conjunction with the initial public offering and allows employees to defer a portion of their annual cash compensation and receive it in RSUs. Pursuant to this plan, an amount of $0.8 million reflecting employee elections to receive RSUs in lieu of cash compensation was reclassified from Employee Compensation and Benefits expense to Stock-based compensation expense in the three months ended September 30, 2004. Compensation expense for employees other than our co-chairman increased approximately $1.7 million in the three months ended September 30, 2004, compared to the three months ended September 30, 2003 due to additional hiring.

      We had an operating loss of $37.8 million in the three months ended September 30, 2004, compared to operating income of $3.2 million in the three months ended September 30, 2003. The operating loss in the three months ended September 30, 2004 was primarily due to the various one-time charges related to the initial public offering and a large payment made to a broker-dealer as described above.

      Non-operating income was $272 thousand in the three months ended September 30, 2004, compared to $59 thousand in the three months ended September 30, 2003. The increase in non-operating income primarily reflects approximately six weeks of interest and dividend income earned on cash raised from the initial public offering.

      Historical income tax expense consisted solely of New York state and local income taxes. However, upon our conversion from an S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. Federal and certain state and local income taxes which we had not been subject to previously. We had an income tax benefit of $17.0 million in the three months ended September 30, 2004, compared to an income tax benefit of $6.0 thousand in the three months ended September 30, 2003. The increase in income tax benefit was due primarily to a $19.3 million deferred tax asset generated from the one-time non-cash charge related to stock based compensation.

      We had a net loss of $20.6 million in the three months ended September 30, 2004, compared to net income of $3.3 million in the three months ended September 30, 2003. The net loss in the three months ended September 30, 2004 was primarily due to the same charges and expenses as described for operating income in the paragraphs above.

      On October 11, 2004, our Compensation Committee canceled 404,971 fully vested RSUs previously granted to an employee who resigned from the Company due to such employee's violation of the non-competition covenants relating to the RSUs. Reversal of the expenses relating to these forfeited RSUs will be reflected in our fourth quarter 2004 financial statements, and is expected to have an approximate $2.3 million positive effect on after-tax earnings. On October 29, 2004, this former employee filed a lawsuit against the Company challenging the forfeiture of these RSUs. Although we cannot predict with certainty the ultimate outcome of the litigation at this time, we believe that the allegations in the Complaint are without merit and will defend this matter vigorously.

Asset Management

      Revenue. Asset Management revenue increased 63% to $27.2 million in the three months ended September 30, 2004 from $16.7 million in the three months ended September 30, 2003. Investment advisory and administration fees increased 66% to $24.2 million in the three months ended September 30, 2004, compared to $14.5 million in the three months ended September 30, 2003.

      In the three months ended September 30, 2004, revenue from closed-end mutual funds was $12.6 million, compared to $5.8 million in the three months ended September 30, 2003. The third quarter of 2004 included our first full quarter of revenue in the amount of $5.2 million from the completion of two new fund offerings during the first and second quarters of this year. This represented 76% of the $6.8 million increase in closed-end mutual fund revenue for the third quarter of 2004.

      In the three months ended September 30, 2004, total investment advisory and administration fees from open-end mutual funds were $8.5 million, compared to $6.5 million in the three months ended September 30, 2003. Distribution and service fee revenue totaled $2.6 million in the three months ended September 30, 2004, compared to $1.6 million in the three months ended September 30, 2003. This increase in distribution and service fee revenue was due to increased assets in Cohen & Steers Realty Income Fund. Specifically, distribution fee revenue and shareholder service fee revenue were $1.8 million and $0.7 million, respectively, in the three months ended September 30, 2004, compared to $1.2 million and $0.4 million, respectively, in the three months ended September 30, 2003.

      Expenses. Asset Management operating expenses increased 368% to $62.4 million in the three months ended September 30, 2004 from $13.3 million in the three months ended September 30, 2003. This increase was primarily the result of one-time charges related to stock-based compensation coincident with the initial public offering and described in Consolidated Results. Stock-based compensation was $45.3 million in the three months ended September 30, 2004, compared to $0.3 million in the three months ended September 30, 2003. Distribution and service fee expenses, amortization of deferred commissions, amortization of the intangible asset, and general and administrative expenses also contributed to higher Asset Management operating expenses.

      The launch of two new closed-end mutual funds in the first and second quarters of 2004 and the significant market appreciation of assets in the open and closed-end mutual funds were the primary contributors to the increase in distribution and service fee expenses in the three months ended September 30, 2004. Distribution and service fee expenses increased 166% to $7.1 million in the three months ended September 30, 2004 from $2.7 million in the three months ended September 30, 2003. Distribution expenses from closed-end mutual funds were $4.4 million in the three months ended September 30, 2004, compared to $1.1 million in the three months ended September 30, 2003, and contributed most to the increase in distribution and service fee expenses. Included in distribution and service fee expenses was the payment of $1.7 million to retire ongoing fee obligations to a broker-dealer for certain of our closed-end mutual funds. Distribution fees, shareholder service fees and other distribution expenses for open-end mutual funds were $2.7 million in the three months ended September 30, 2004, compared to $1.6 million in the three months ended September 30, 2003. Amortization of deferred commissions increased 33% to $1.0 million in the three months ended September 30, 2004 from $0.8 million in the three months ended September 30, 2003 as a result of inflows into our open-end load mutual funds.

      As a result of growth, business expansion and costs associated with operating as a public company, general and administrative expenses increased 18% to $2.3 million in the three months ended September 30, 2004 from $1.9 million in the three months ended September 30, 2003. Employee compensation and benefits expense decreased 18% to $6.1 million in the three months ended September 30, 2004 from $7.4 million in the three months ended September 30, 2003 as a result of the effects on employee compensation and benefits expense and stock-based compensation expense described in Consolidated Results.

Investment Banking

      Revenue. Investment Banking revenue increased 203% to $1.9 million in the three months ended September 30, 2004 from $0.6 million in the three months ended September 30, 2003. Average revenue per revenue generating client increased to approximately $0.4 million for the three months ended September 30, 2004 compared to approximately $0.2 million for the three months ended September 30, 2003. Investment Banking generated revenue from five clients in the three months ended September 30, 2004, compared to four clients in the three months ended September 30, 2003. Of the five clients in the three months ended September 30, 2004, one was a new client. In the three months ended September 30, 2004, two clients represented 97% of revenue. In the three months ended September 30, 2003, two clients represented 98% of revenue.

      Expenses. Investment Banking operating expenses increased 456% to $4.5 million in the three months ended September 30, 2004 from $0.8 million in the three months ended September 30, 2003. The increase in operating expenses was primarily due to Investment Banking's proportionate share of the one-time charges related to stock-based compensation coincident with the initial public offering and described in Consolidated Results. General and administrative expenses increased to $0.5 million in the three months ended September 30, 2004 from $0.3 million in the three months ended September 30, 2003 primarily due to significant increases in client transaction costs over the past year and additional public company costs allocated to Investment Banking as a result of our initial public offering.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Consolidated Results

      Total revenue increased 79% to $82.1 million in the nine months ended September 30, 2004 from $45.9 million in the nine months ended September 30, 2003. This increase was primarily the result of greater assets under management. Asset Management's revenue increased 90% to $75.5 million in the nine months ended September 30, 2004 from $39.8 million in the nine months ended September 30, 2003. Revenue from Investment Banking increased 7% to $6.6 million in the nine months ended September 30, 2004 from $6.2 million in the nine months ended September 30, 2003.

      Operating expenses increased 144% to $100.9 million in the nine months ended September 30, 2004 from $41.4 million in the nine months ended September 30, 2003, primarily due to a significant increase in stock-based compensation. This increase was the result of the one-time non-cash compensation charge of $46.0 million and an associated Medicare Tax expense of $1.0 million described in the Consolidated Results of the Three Months Ended September 30, 2004 discussion. In addition, we had a non-cash expense of $0.6 million relating to amortization of the intangible asset associated with the grant of fully vested RSUs.

      Distribution and service fee expenses and general and administrative expenses increased by 171% and 54% to $16.2 million and $8.9 million, respectively for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Included in distribution and service fee expenses were the $1.7 million payment to retire ongoing fee obligations to a broker-dealer and other costs described in the Consolidated Results of the Three Months Ended September 30, 2004 discussion.

      Employee compensation and benefits expenses decreased 15% to $21.9 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. This reflects a decrease in the salaries for each of our co-chairmen, the implementation of the Mandatory Deferred Compensation Plan and the Voluntary Deferred Compensation Plan in conjunction with the initial public offering. The decrease in employee compensation and benefits expense is further described in the Consolidated Results of the Three Months Ended September 30, 2004 discussion.

      We had an operating loss of $18.8 million in the nine months ended September 30, 2004, compared to operating income of $4.6 million in the nine months ended September 30, 2003.

      Non-operating income was $404 thousand in the nine months ended September 30, 2004, compared to $183 thousand in the nine months ended September 30, 2003. The increase in non-operating income primarily reflects approximately six weeks of interest and dividend income earned on cash raised from the initial public offering.

      We had an income tax benefit of $15.8 million in the nine months ended September 30, 2004, compared to an income tax benefit of $29 thousand in the nine months ended September 30, 2003. We had a net loss of $2.7 million in the nine months ended September 30, 2004, compared to net income of $4.8 million in the nine months ended September 30, 2003.

Asset Management

      Revenue. Asset Management revenue increased 90% to $75.5 million in the nine months ended September 30, 2004 from $39.8 million in the nine months ended September 30, 2003. Investment advisory and administration fees increased 90% to $66.1 million in the nine months ended September 30, 2004, compared to $34.8 million in the nine months ended September 30, 2003.

      In the nine months ended September 30, 2004, total revenue from closed-end mutual funds was $33.0 million, compared to $11.6 million in the nine months ended September 30, 2003. Two new closed-end mutual funds were offered in the nine months ended September 30, 2004 and generated $11.1 million in revenue. This represented 52% of the $21.4 million increase in closed-end mutual fund revenue for the nine months ended September 30, 2004.

      In the nine months ended September 30, 2004, total investment advisory and administration fees from open-end mutual funds were $24.6 million, compared to $16.8 million in the nine months ended September 30, 2003. Distribution and service fee revenue totaled $7.2 million for the nine months ended September 30, 2004, compared to $3.9 million in the nine months ended September 30, 2003; the increase was due primarily to increased assets in Cohen & Steers Realty Income Fund (formerly known as the Cohen & Steers Equity Income Fund). Specifically, distribution fee revenue and shareholder service fee revenue were $5.3 million and $1.9 million, respectively, in the nine months ended September 30, 2004, compared to $2.8 million and $1.0 million, respectively, in the nine months ended September 30, 2003.

      Expenses. Asset Management operating expenses increased 152% to $92.6 million in the nine months ended September 30, 2004 from $36.7 million in the nine months ended September 30, 2003. This increase was primarily the result of one-time charges related to stock-based compensation coincident with the initial public offering and described in Consolidated Results. Stock-based compensation was $46.0 million in the nine months ended September 30, 2004, compared to $1.0 million in the nine months ended September 30, 2003. Distribution and service fee expenses, amortization of deferred commissions, amortization of the intangible asset, and general and administrative expenses also contributed to higher Asset Management operating expenses.

      The launch of two new closed-end mutual funds and significant market appreciation of assets in the open and closed-end mutual funds were the primary contributors to the increase in distribution and service fee expenses in the nine months ended September 30, 2004. Distribution and service fee expenses increased 171% to $16.2 million in the nine months ended September 30, 2004 from $6.0 million in the nine months ended September 30, 2003. Distribution expenses from closed-end mutual funds were $8.6 million in the nine months ended September 30, 2004, compared to $1.9 million in the nine months ended September 30, 2003, and contributed most to the increase in distribution and service fee expenses. Included in distribution and service fee expenses was the payment of $1.7 million to retire ongoing fee obligations to a broker-dealer for certain of our closed-end mutual funds. Distribution fees, shareholder service fees and other distribution expenses for open-end mutual funds were $7.6 million in the nine months ended September 30, 2004, compared to $4.1 million in the nine months ended September 30, 2003. Amortization of deferred commissions increased 50% to $3.3 million in the nine months ended September 30, 2004 from $2.2 million in the nine months ended September 30, 2003 as a result of inflows into our open-end load mutual funds.

      As a result of growth, business expansion and costs associated with operating as a public company, general and administrative expenses increased 48% to $7.2 million in the nine months ended September 30, 2004 from $4.9 million in the nine months ended September 30, 2003. Employee compensation and benefits expense decreased 15% to $18.6 million in the nine months ended September 30, 2004 from $22.0 million in the nine months ended September 30, 2003 as a result of the effects on employee compensation and benefits expense described in Consolidated Results.

Investment Banking

      Revenue. Investment Banking revenue increased 7% to $6.6 million in the nine months ended September 30, 2004 from $6.2 million in the nine months ended September 30, 2003. Average revenue per revenue generating client remained relatively constant at approximately $0.8 million in the nine months ended September 30, 2004 and 2003. Investment Banking generated revenue from eight clients in both the nine months ended September 30, 2004 and 2003. Of the eight clients in the nine months ended September 30, 2004, five were new clients. In the nine months ended September 30, 2004, three clients represented 93% of revenue. In the nine months ended September 30, 2003, three clients represented 94% of revenue.

      Of the eight clients from which Investment Banking generated revenue in the nine months ended September 30, 2004, two are companies in which Asset Management has invested client assets. The direct investment of Asset Management clients' assets accounted for $0.6 million in revenue in this period.

      Expenses. Investment Banking operating expenses increased 77% to $8.3 million in the nine months ended September 30, 2004 from $4.7 million in the nine months ended September 30, 2003. The increase in operating expenses was primarily due to Investment Banking's proportionate share of one-time charges related to stock-based compensation coincident with the initial public offering and described in Consolidated Results. General and administrative expenses increased to $1.7 million in the nine months ended September 30, 2004 from $0.9 million in the nine months ended September 30, 2003, primarily due to significant increases in client transaction costs over the past year and additional public company costs allocated to Investment Banking as a result of our initial public offering.

Liquidity and Capital Resources

      During the third quarter of 2004, we completed our initial public offering and generated proceeds, net of the underwriting discount and expenses, of $99.0 million. Our principal uses of cash have historically been to pay salaries and bonuses to our employees and other operating expenses. We have also made cash distributions to our stockholders as an S corporation. Our cash and liquidity requirements for these and our other uses of cash have historically been met through cash generated by operations, and we expect that this will continue to be the case as a public company. Cash, cash equivalents, accounts receivable and marketable securities available-for-sale were 74% and 66% of total assets as of September 30, 2004 and December 31, 2003, respectively. Working capital was $100.5 million at September 30, 2004.

      The following table summarizes key statement of financial condition data relating to our liquidity and capital resources as of September 30, 2004 and December 31, 2003, and cash flow data for the nine months ended September 30, 2004 and 2003:

Summary Statement of Financial Condition Data

	September 30, 2004	December 31, 2003
	($ in thousands)

Cash and cash equivalents	$47,350	$7,526
Accounts receivable—Company-sponsored mutual funds	7,331	5,179
Accounts receivable—other	3,500	3,669
Marketable securities available-for-sale	63,848	6,497
Deferred commissions, net	5,885	6,523
Accrued expenses and compensation	19,021	6,626
Dividends payable	4,023	—
Current portion of long-term debt	109	120
Current portion of obligations under capital leases	13	16
Bank line of credit	—	4,713
Long-term debt	1,583	1,661
Obligations under capital leases	16	27

Summary Cash Flow Data

	Nine Months Ended September 30,
	2004	2003
	($ in thousands)

Operating cash flows	$40,024	$19,753
Investing cash flows	(57,096)	(573)
Financing cash flows	56,896	(8,190)

Operating Cash Flows

      Net cash provided by operating activities increased 102% to $40.0 million in the nine months ended September 30, 2004 from $19.8 million in the nine months ended September 30, 2003 primarily as a result of additional Asset Management revenue.

      We incurred a Medicare tax expense of $1.0 million related to the termination of a stock appreciation rights plan we maintained for the predecessor company and the simultaneous grant of fully vested RSUs to certain employees coincident with our initial public offering.

      Deferred sales commissions, which are paid to broker-dealers for the distribution of our load mutual funds' Class B and Class C shares decreased 38% to $2.5 million in the nine months ended September 30, 2004 from $4.0 million in the nine months ended September 30, 2003. While overall subscriptions increased for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, a greater proportion of the load fund purchases were concentrated in Class C shares relative to Class B shares in the nine months ended September 30, 2004.

      Employee compensation and benefits, general and administrative expenses and distribution and service fee expenses are significant uses of cash and will increase as we continue to expand our product offerings and assets under management. We expect that as a public company, we will incur additional annual expenses for, among other things, directors and officers insurance, directors fees, Securities and Exchange Commission reporting, transfer agent fees, professional fees and similar expenses.

Investing Cash Flows

      We used a portion of the proceeds received from the initial public offering to invest in debt and preferred instruments. Cash used in such investing activities in the nine months ended September 30, 2004 was $55.4 million. The remaining uninvested proceeds were invested in short-term instruments and money market funds. In aggregate, such investments were yielding 1.7% at September 30, 2004.

      Historically, investing activities consisted primarily of investments in our sponsored mutual funds. As a public company, we anticipate continuing to make such investments. Purchases of investments in the sponsored mutual funds totaled $1.4 million in the nine months ended September 30, 2004, compared to $0.3 million in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, we provided the initial seed investments for two mutual funds in the total amount of $0.2 million, compared to one seed investment in the amount of $0.1 million in the nine months ended September 30, 2003.

      Cash used to purchase property and equipment in the nine months ended September 30, 2004 was $0.3 million, compared to $0.2 million in the nine months ended September 30, 2003.

Financing Cash Flows

      On August 18, 2004, we closed our initial public offering of 7.5 million shares of common stock at $13 per share and received proceeds, net of the underwriting discount, of $90.7 million. On August 25, 2004, we sold an additional 1.125 million shares of common stock of CNS that represented the exercise of the over-allotment option by the underwriters. We received proceeds, net of the underwriting discount, of $13.6 million for these additional shares. In conjunction with the initial public offering, we incurred offering costs of $5.3 million which were deducted from the gross proceeds above. We used $55.4 million of the net proceeds received from the initial public offering to invest in debt and preferred instruments as described in Investing Cash Flows above. The remaining uninvested proceeds at the end of the third quarter of 2004 were invested in short-term instruments yielding 1.7%. We expect to use our proceeds from the initial public offering to make additional investments in marketable securities, launch new products, expand distribution, make strategic acquisitions and for general corporate purposes.

      Net cash provided by financing activities was $56.9 million in the nine months ended September 30, 2004, compared to net cash used of $8.2 million in the nine months ended September 30, 2003.

      Financing activities also include borrowing and repayment activity on our line of credit. There was no borrowing activity in the nine months ended September 30, 2004, compared to $1.2 million of borrowing activity in the nine months ended September 30, 2003. At December 31, 2003, $4.7 million was outstanding on the line of credit. On August 13, 2004, we repaid in full the $4.0 million remaining balance and terminated the line of credit.

      In connection with the revocation of our S-corporation tax status, we paid $37.7 million in distributions to our S-corporation stockholders in the nine months ended September 30, 2004, including a final distribution payment of $20.7 million on September 29, 2004, which included all of the previously undistributed taxable operating income earned by us prior to the revocation of our S-corporation election. S-corporation distributions to stockholders were $9.3 million in the nine months ended September 30, 2003.

      As a public company, we intend to pay quarterly cash dividends to the holders of our common stock. On October 11, 2004, we paid a cash dividend of $0.10 per share to our stockholders of record at the close of business on September 27, 2004. In addition, on November 10, 2004, the Board of Directors declared a cash dividend of $0.10 per share of CNS common stock, payable January 17, 2005 to stockholders of record at the close of business on December 29, 2004.

Contractual Obligations

      We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space, long-term debt on aircraft, and capital leases for office equipment. The following summarizes our contractual obligations as of September 30, 2004:

Contractual Obligations

	2004	2005	2006	2007	2008	2009 and after	Total
	($ in thousands)

Operating leases	$292	$1,262	$1,268	$1,268	$—	$—	$4,090
Long-term debt	23	116	1,113	440	—	—	1,692
Capital lease obligations, net	2	13	13	1	—	—	29

Total Contractual Obligations	$317	$1,391	$2,394	$1,709	$—	$—	$5,811

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

Stock-based compensation

      We have elected to account for stock-based compensation in accordance with the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting and Disclosures of Stock-based compensation”. In accordance with SFAS 123, compensation expense based on the fair value of the fully vested restricted stock units is recognized at the date of grant. For fixed awards of restricted stock units subject to vesting provisions, compensation expense based on the fair value is recognized over the vesting period on a straight-line basis.

Income taxes

      We account for income taxes in accordance with the guidance set forth in SFAS No. 109, “Accounting For Income Taxes”. In accordance with SFAS No. 109, recognition of tax benefits or expenses is required on temporary differences between the book and tax basis of assets and liabilities. On August 16, 2004, the Company terminated its status as an S-corporation and converted to C-corporation status. Prior to the revocation of the Company's S-corporation status, the stockholders were liable individually for such taxes. As a C-corporation, the Company is liable for federal and certain state and local income taxes to which the Company had not been subject to previously.

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

*	Cohen & Steers Realty Focus Fund (Class I Shares) received a five star rating for the three and five year periods ended September 30, 2004 out of 144 and 118 funds, respectively, in the specialty—real estate category, as well as an overall five star rating. For each fund with at least a three-year history, Morningstar calculates a Morningstar Rating™ based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars and the bottom 10% receive 1 star. The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three-, five- and ten-year (if applicable) Morningstar Rating metrics. Morningstar Rating is for the Class I share class only; other classes may have different performance characteristics. Ratings are subject to change every month. © 2004 Morningstar, Inc. All Rights Reserved. The Morningstar information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

      Effective September 30, 2004, the fund converted to a multiple class structure, and outstanding shares on such date were reclassified as Class I shares. The fund also offers other share classes that have different sales and distribution charges. Had sales charges and distribution expenses to which the fund's other share classes are subject been applicable to Class I shares, returns would have been lower. In addition, during the periods presented the fund's advisor has waived a portion of the fund's advisory fee and/or reimbursed the fund's expenses so as to limit the fund's total expense ratio. In the absence of this waiver and reimbursement, the fund's performance would have been lower. Past performance is no guarantee of future results. The investment return and principal value of an investment will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Please consider the fund's investment objective, risks, charges and expenses carefully before investing. This and other information may be obtained by calling 1-800-330-7348 or visiting cohenandsteers.com and requesting a prospectus. Please read the prospectus carefully before investing. There are special risks associated with investing in this fund because of its concentration in real estate securities. Real estate securities risks include falling property values due to increasing vacancies and declining rents resulting from economic, legal or technological developments. These risks are more fully described in the fund's prospectus. Cohen & Steers Securities, LLC is the distributor of the fund.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of our business, CNS is exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. We had invested approximately $55.4 million of the net proceeds received from the initial public offering in debt and preferred instruments as of September 30, 2004. We had a total of approximately $6.5 million and $8.5 million invested in sponsored equity funds as of December 31, 2003 and September 30, 2004, respectively. In addition, a significant majority of our revenue—approximately 73% and 70% for the year ended December 31, 2003 and the nine months ended September 30, 2004—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

•	causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or

•	causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.

      In addition, market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our recent growth in the assets we manage has resulted from public offerings of the shares of closed-end mutual funds. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth.

      The returns for REIT common stocks have demonstrated little correlation with interest rates over longer periods of time. However, an increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients' portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

      There has been no change in CNS's internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, CNS's internal control over financial reporting.

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

      The offering commenced on August 12, 2004 and has been completed. The aggregate offering price was $112,125,000. The underwriting discount was $7,848,750, none of which was paid to affiliates of CNS. The Company incurred approximately $5.3 million of other expenses in connection with the offering. The net proceeds to CNS totaled approximately $99.0 million.

      The Company used $55.4 million of the net proceeds received from the initial public offering to invest in marketable securities. As of the end of the third quarter of 2004, a portion of the proceeds from the initial public offering were also invested in short-term instruments yielding 1.7%. The Company expects to use its proceeds from the initial public offering to make additional investments in marketable securities, launch new products, expand distribution, make strategic acquisitions and for general corporate purposes.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger among the Registrant, Cohen & Steers Capital Management, Inc. and CSCM Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1/A filed on June 25, 2004).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1/A filed on May 13, 2004).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1/A filed on May 13, 2004).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A filed on June 25, 2004).
4.2	Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A filed on May 13, 2004).
10.1	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan (filed herewith).
10.2	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan (filed herewith).
10.3	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan (filed herewith).
31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	Cohen & Steers, Inc.

/s/ Victor M. Gomez
Name: Victor M. Gomez Title: Chief Financial Officer (Principal Financial and Accounting Officer)