Form 10-K
period 2004-12-31
COHEN & STEERS INC
filed 2005-03-28
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                     (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO                 .

Commission File No. 001-32236

COHEN & STEERS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1904657 (I.R.S. Employer Identification No.)
757 Third Avenue, New York, New York (Address of Principal Executive Offices)	10017 (Zip Code)

Registrant's telephone number, including area code: (212) 832-3232

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 13, 2004 (the date that the Registrant's common stock began trading on the New York Stock Exchange), is approximately $108 million. There is no non-voting common stock of the Registrant outstanding.

      As of February 27, 2005, there were 35,388,736 shares of the Registrant's common stock issued and outstanding.

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement of Cohen & Steers, Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2005 annual meeting of stockholders to be held on May 9, 2005 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) and (9) and Item 306(c) and (d) of Regulation S-K.

COHEN & STEERS, INC.
TABLE OF CONTENTS

i

PART I

Item 1. Business

Overview

      Cohen & Steers, Inc. (the “Company”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries, is a manager of high-income equity portfolios, specializing in U.S. real estate investment trusts (“REITs”), global real estate securities, preferred securities, utilities and other high-income common stocks. We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses.

      We completed the initial public offering of our common stock on August 18, 2004. On August 17, 2004, prior to the completion of the initial public offering and pursuant to a reorganization into a holding company structure, we became the parent holding company of Cohen & Steers Capital Management, Inc. (“Cohen & Steers Capital Management”), our asset management subsidiary, and together with our direct and indirect subsidiaries, succeeded to the business conducted by Cohen & Steers Capital Management and its subsidiaries.

      We operate two distinct business segments:

•	Asset Management. Our Asset Management business derives revenue primarily from investment advisory, administration, distribution and service fees received from mutual funds and investment advisory fees received from institutional separate accounts. These fees are based on contractually specified percentages of the assets of each client's portfolio. Asset Management's revenue fluctuates with changes in the total value of the portfolios and is recognized over the period that the assets are managed.

•	Investment Banking. Our Investment Banking business derives revenue primarily from advising our clients on mergers, acquisitions, corporate restructurings, recapitalizations and similar corporate finance transactions and placing securities both as agent and underwriter for our clients. These fees are generally earned upon the consummation of the transaction pursuant to the terms of individual agreements.

      Our principal executive offices are located at 757 Third Avenue, New York, NY 10017, and our telephone number is (212) 832-3232.

Asset Management

      As of December 31, 2004, we managed $18.3 billion in assets—$9.0 billion in seven closed-end mutual funds, $5.2 billion in five open-end mutual funds and $4.1 billion in 40 institutional separate account portfolios for institutional investors.

      The assets we manage increased 57% to $18.3 billion at December 31, 2004 from $11.7 billion at December 31, 2003. Changes in the assets we manage can come from two sources—inflows (or outflows) and market appreciation (or depreciation). Of the $6.6 billion increase in the assets we manage from 2003 to 2004, 51% was attributable to net flows and 49% was attributable to net appreciation.

      While we have maintained our position as the nation's largest manager of real estate mutual funds, we have also diversified our asset management capabilities:

•	In 2003, we built a capability in corporate preferred securities by attracting a team of investment professionals that includes a leading preferred securities strategist. As of December 31, 2004, our preferred securities team managed $2.5 billion in real estate, corporate preferred stocks, and other fixed income securities.

•	In December 2003, we hired a portfolio manager from a large, well-regarded investment manager to lead our utility securities team. As of December 31, 2004, we managed $1.9 billion in utility common stocks in two closed-end mutual funds and one open-end mutual fund.

•	In December 2004, we created a global real estate securities capability through the acquisition of 50% of the capital stock of Houlihan Rovers S.A. (“Houlihan Rovers”), a Belgium-based global real estate securities asset manager. As of December 31, 2004, Houlihan Rovers had assets under management of $569 million, which are not included in the assets we manage.

•	In January 2005, we moved into the broader category of high-dividend paying common stocks when we launched a closed-end mutual fund, Cohen & Steers Dividend Majors Fund, Inc., which raised $252 million in assets (before deduction of the sales charge and inclusive of the underwriters' over-allotment).

Our Products

      We manage assets in three account types: closed-end mutual funds, open-end mutual funds, and institutional separate accounts.

      The mutual funds that we currently manage are:

Closed-end Mutual Funds
•	Cohen & Steers Total Return Realty Fund, Inc.
•	Cohen & Steers Advantage Income Realty Fund, Inc.
•	Cohen & Steers Quality Income Realty Fund, Inc.
•	Cohen & Steers Premium Income Realty Fund, Inc.
•	Cohen & Steers REIT and Preferred Income Fund, Inc.
•	Cohen & Steers REIT and Utility Income Fund, Inc.
•	Cohen & Steers Select Utility Fund, Inc.
•	Cohen & Steers Dividend Majors Fund, Inc.
Open-end Mutual Funds
•	Cohen & Steers Realty Shares, Inc.
•	Cohen & Steers Realty Focus Fund, Inc.
•	Cohen & Steers Realty Income Fund, Inc.
•	Cohen & Steers Institutional Realty Shares, Inc.
•	Cohen & Steers Utility Fund, Inc.
•	Cohen & Steers VIF Realty Income Fund, Inc.

      The following table provides a breakdown of our revenue from investment advisory and administration fees by account type which are each based on contractually specified percentages of the assets of each client's portfolio.

Asset Management Investment Advisory and Administration Fees

	Year Ended December 31,
	2004		2003		2002		2001
	($ in thousands)
Investment advisory and administration fees:
Closed-end mutual funds	$46,623	50%	$18,575	36%	$7,837	21%	$2,009	7%
Open-end mutual funds	34,382	37%	24,225	47%	20,871	54%	18,019	58%
Institutional separate accounts	11,842	13%	8,808	17%	9,707	25%	10,794	35%

Total	92,847	100%	$51,608	100%	$38,415	100%	$30,822	100%

      Closed-End Mutual Funds. The eight closed-end mutual funds for which we are the investment advisor are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by their shareholders. The trading price of the shares of a closed-end mutual fund is determined by supply and demand in the marketplace, which means the shares may trade at a premium or discount to the net asset value of the funds.

      In 2004, investment advisory fees from our closed-end mutual funds accounted for 50% of investment advisory fee revenue and 41% of total revenue.

      As of January 31, 2005, we provided advisory and administrative services to the following eight closed-end mutual funds, each of which is listed on the New York Stock Exchange:

	New York Stock Exchange Symbol	Assets Under Management as of January 31, 2005	Year of Inception
	($ in millions)
Cohen & Steers Total Return Realty Fund, Inc.	RFI	$170	1993
Cohen & Steers Advantage Income Realty Fund, Inc.	RLF	$835	2001
Cohen & Steers Quality Income Realty Fund, Inc.	RQI	$1,229	2002
Cohen & Steers Premium Income Realty Fund, Inc.	RPF	$1,052	2002
Cohen & Steers REIT and Preferred Income Fund, Inc.	RNP	$2,085	2003
Cohen & Steers REIT and Utility Income Fund, Inc.	RTU	$1,783	2004
Cohen & Steers Select Utility Fund, Inc.	UTF	$1,467	2004
Cohen & Steers Dividend Majors Fund, Inc.	DVM	$225	2005

      The investment advisory fees for the closed-end mutual funds for which we are the investment advisor vary based on each closed-end mutual fund's investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to seven of the eight closed-end mutual funds for which we are the investment advisor at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the assets we manage for each fund.

      In order to reduce expenses of certain of our closed-end mutual funds, we have agreed to waive a portion of the investment advisory fees otherwise payable by such funds. These waivers begin to expire in 2006 and continue through 2012. The expiration of the waivers would reduce the investment performance of the funds and consequently, may not occur. Each of our investment advisory agreements with a mutual fund, including the fees payable under the waiver agreements, is subject, following the initial two year term, to annual approval by the mutual fund's board of directors, including at least a majority of the independent directors.

      The table below describes each closed-end mutual fund's investment advisory fee that is scheduled to be charged, after giving effect to the amount of the fee that we have agreed to waive for each year.

Closed-End Mutual Fund Investment Advisory Fees

(Actual advisory fee charged or scheduled to be charged as a percentage of managed assets)

Year	Cohen & Steers Advantage Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Quality Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Premium Income Realty Fund, Inc. (through 8/30)	Cohen & Steers REIT and Utility Income Fund, Inc. (through 1/31)	Cohen & Steers Select Utility Fund, Inc. (through 3/31)	Cohen & Steers REIT and Preferred Income Fund, Inc.	Cohen & Steers Total Return Realty Fund, Inc.	Cohen & Steers Dividend Majors Fund, Inc.
2004	0.43%	0.53%	0.55%	0.65%	0.65%	0.65%	0.70%	*
2005	0.43%	0.53%	0.55%	0.65%	0.65%	0.65%	0.70%	0.75%
2006	0.50%	0.53%	0.55%	0.65%	0.65%	0.65%	0.70%	0.75%
2007	0.57%	0.59%	0.55%	0.65%	0.65%	0.65%	0.70%	0.75%
2008	0.64%	0.65%	0.60%	0.65%	0.65%	0.65%	0.70%	0.75%
2009	0.71%	0.71%	0.65%	0.65%	0.65%	0.65%	0.70%	0.75%
2010	0.78%	0.78%	0.70%	0.70%	0.70%	0.65%	0.70%	0.75%
2011	0.85%	0.83%	0.75%	0.75%	0.75%	0.65%	0.70%	0.75%
2012	0.85%	0.85%	0.80%	0.80%	0.80%	0.65%	0.70%	0.75%
2013	0.85%	0.85%	0.80%	0.85%	0.85%	0.65%	0.70%	0.75%

* Fund not in existence.

      Certain of our closed-end mutual funds pay us a monthly administration fee based on a percentage of each fund's average daily managed assets as follows:

Fund	Administration Fees
(as % of average daily managed assets)
Cohen & Steers Total Return Realty Fund, Inc.	0.00%
Cohen & Steers Advantage Income Realty Fund, Inc.	0.02%
Cohen & Steers Quality Income Realty Fund, Inc.	0.02%
Cohen & Steers Premium Income Realty Fund, Inc.	0.02%
Cohen & Steers REIT and Preferred Income Fund, Inc.	0.06% up to $1.0 billion 0.04% $1.0 billion to $1.5 billion 0.02% in excess of $1.5 billion
Cohen & Steers REIT and Utility Income Fund, Inc.	0.06% up to $1.0 billion 0.04% $1.0 billion to $1.5 billion 0.02% in excess of $1.5 billion
Cohen & Steers Select Utility Fund, Inc.	0.06% up to $1.0 billion 0.04% $1.0 billion to $1.5 billion 0.02% in excess of $1.5 billion
Cohen & Steers Dividend Majors Fund, Inc	0.04%

      Our investment advisory and administration agreements with the closed-end mutual funds are generally terminable upon 60 or fewer days notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval after the initial two-year term, by the closed-end mutual fund's board of directors, as well as by a majority of the directors who are not interested persons.

      Open-End Mutual Funds. The open-end mutual funds for which we are the investment advisor offer and issue new shares continuously as investors invest new money, and redeem shares when investors withdraw money. The share price for purchases and redemptions of each of the open-end mutual funds is determined by each fund's net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund's assets less liabilities, divided by the fund's total shares outstanding.

      In 2004, investment advisory fees from our open-end mutual funds accounted for 37% of investment advisory fee revenue and 30% of our total revenue.

      As of January 31, 2005, we provided advisory and administrative services to the following five open-end mutual funds:

Fund	Primary Objective	Assets Under Management as of January 31, 2005 ($ in millions)	Year of Inception
Cohen & Steers Realty Shares, Inc.	Total return	$2,045	1991
Cohen & Steers Realty Focus Fund, Inc.	Capital appreciation	$74	1997
Cohen & Steers Realty Income Fund, Inc.	Income	$1,666	1997
Cohen & Steers Institutional Realty Shares, Inc.	Total return	$928	2000
Cohen & Steers Utility Fund, Inc.	Total return	$61	2004

      The investment advisory fees for the open-end mutual funds for which we are the investment advisor vary based on each open-end mutual fund's investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund for which we are the investment advisor at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund's average daily net assets. Each of the open-end mutual funds has entered into a fund accounting and administration agreement with a third party to provide each fund with certain additional fund administration services for a monthly administration fee computed on the basis of the net assets of that fund.

      The annual advisory and administration fees for each of the open-end mutual funds are payable on a monthly basis and are calculated as follows:

Fund	Advisory and Administration Fees
(as % of average daily net assets)
Cohen & Steers Realty Shares, Inc.	0.87% up to $1.5 billion 0.77% in excess of $1.5 billion
Cohen & Steers Realty Focus Fund, Inc.(2)	0.92%
Cohen & Steers Realty Income Fund, Inc.	0.77% up to $1.5 billion 0.67% in excess of $1.5 billion
Cohen & Steers Institutional Realty Shares, Inc.(1)	0.75%
Cohen & Steers Utility Fund, Inc.(2)	0.77% up to $1.5 billion 0.67% in excess of $1.5 billion

(1)	We bear all of this fund's ordinary operating expenses.

(2)	We have agreed, through December 31, 2004, to waive our fees and/or reimburse the expenses of this fund in order to limit the fund's total expense ratio.

      Our investment advisory and administration agreements with the open-end mutual funds are generally terminable upon 60 or fewer days notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval by the open-end mutual fund's board, as well as by a majority of the directors who are not interested persons.

      Institutional Separate Accounts. The institutional separate accounts for which we are the investment advisor are portfolios of securities we manage for institutional clients. In each institutional separate account, unlike with the mutual funds, we manage the assets in a manner tailored to the investment preferences of that individual client as defined within each client's individual investment advisory agreement. The institutional separate account advisory fee schedules are also subject to wider variation than the mutual funds and are based on an annual percentage of client assets.

      Our investment advisory agreements with the institutional separate account clients are generally terminable upon 60 days notice.

      Sub-advisory and wrap-fee assets are included in our institutional separate account assets. Sub-advisory assets represent accounts for which we have been named as a sub-advisor by the investment advisor to that account. We currently serve as sub-advisor for a portfolio of the American Skandia Trust, as well as for certain funds sponsored by Assante Corporation and Daiwa Asset Management. As sub-advisor, we have responsibility for managing the portfolio's investments, while the investment advisor oversees our performance as sub-advisor. Wrap fee assets represent assets received from wrap fee programs. Wrap fee programs bundle a number of investment services for one fee.

      Portfolio Consulting Services. As portfolio consultant, we provide several services in connection with investment products, such as unit investment trusts (UITs), that contain static portfolios of securities. A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfying the investment objective of the UIT. We also provide ongoing supervisory services related to the portfolio. Finally, we also provide a license to certain firms to use our name in connection with their investment products.

      We act as portfolio consultant for a series of UITs offered by Van Kampen and Morgan Stanley. As of December 31, 2004, we provided such advisory consulting services to 15 UITs with aggregate assets of $681 million. These assets are not included in the assets we manage.

      In addition, we maintain a proprietary index, Cohen & Steers Realty Majors Index (RMP), listed on the American Stock Exchange, which is the basis for the iShares Cohen & Steers Realty

Majors Index Fund (ICF) sponsored by Barclays. We earn a licensing fee based on the fund's assets for the use of our index.

      Our fee schedules for these relationships vary widely based on the type of services we provide for each relationship.

      Our Investment Process. Our investment process is based on fundamental portfolio and company research. Our investment committees and portfolio managers formulate investment strategies that take into account the economy, industry fundamentals and valuation for each of our portfolio strategies. An investment committee oversees the portfolio manager and research team responsible for each of our portfolio strategies. Martin Cohen and Robert H. Steers, our co-chairmen and co-chief executive officers and Joseph M. Harvey, our president, head our investment committees.

      Our research analysts must subject the companies that he or she covers to a rigorous analysis. They focus on a company's management, business plan, balance sheet, industry segment and corporate governance. We also require our research analysts to spend a significant amount of time interacting with and visiting company management, as well as talking to competitors, vendors, analysts and other industry participants. Investment performance is a primary determinant of incentive compensation for our investment professionals.

      We have developed valuation models that are unique to each of our portfolio strategies. These models have been shown to be highly effective in identifying the relative value. We use our valuation models daily to build and manage portfolios with the strict discipline to which we adhere.

      Each of the 13 mutual funds and 40 separate accounts that we currently manage adheres to one of the following investment strategies, which may contain leverage:

      Realty Total Return is a core REIT strategy that seeks total return with a balance of current income and capital appreciation. We can offer this strategy for U.S., global and international portfolios.

      Realty Focus is a concentrated REIT strategy that seeks maximum total return. We can offer this strategy for U.S., global and international portfolios.

      Realty Income is a REIT strategy that seeks above-average income and capital appreciation with lower volatility than the overall REIT market. We can offer this strategy for U.S., global and international portfolios.

      REIT Preferred Securities is an income-oriented strategy that invests exclusively in REIT preferred securities.

      Preferred Securities is an income-oriented strategy that invests exclusively in preferred securities and seeks above average income.

      REIT and Preferred is a balanced strategy combining the equity characteristics of REITs with the fixed income characteristics of preferred securities.

      REIT and Utility is a balanced strategy combining the equity characteristics of both REITs and utility securities.

      Dividend Majors is a high-dividend paying U.S. equity securities strategy that seeks above-average current income and capital appreciation through a quantitative approach.

      Utility Securities is a total return-oriented strategy that invests exclusively in utilities and seeks above average income.

      Our Distribution Network. Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisors and institutional investors. We are a leading sponsor in the market for closed-end real estate mutual funds based on capital raised in 2004 and 2003. The open-end mutual funds for which we are the investment advisor are available for purchase with and without commissions through full service and discount broker-dealers and the significant networks serving financial advisors. These distribution channels include Merrill Lynch & Co., Charles Schwab & Co., Inc., Fidelity Global

Brokerage Group, Inc., UBS, Wachovia, A.G. Edwards & Sons, Inc., Raymond James Financial Services, Inc. and Smith Barney. We provide advisory and administration services to five open-end and eight closed-end mutual funds under the Cohen & Steers brand name, which collectively have over 450,000 individual investors. We have also launched a new proprietary open-end mutual fund, Cohen & Steers VIF Realty Income Fund, Inc., that is marketed to the variable insurance market. An agreement has been reached with an insurance company sponsor to begin offering this fund within its variable insurance program in the first quarter of 2005.

      Our institutional separate account relationships extend to institutions such as pension and endowment funds and insurance companies, and to high net worth individuals. We extend the reach of our distribution network by providing investment sub-advisory services to several mutual funds, with assets of $1.3 billion as of December 31, 2004, which are sponsored by other financial institutions and distributed in the United States, Canada and Japan. These assets are included in the institutional separate account assets we manage.

Investment Banking

      As a complement to Asset Management, and to capitalize on our extensive expertise in public real estate securities and companies, in 1999 we established a specialized investment banking practice that serves companies in real estate and real estate intensive businesses, including REITs.

      We have assembled a highly experienced team of investment banking professionals with a long-standing transactional track record in the real estate and health care industries. Since 1999, we have completed 49 transactions representing over $5.4 billion in transaction value. Our professionals have developed long-standing relationships with many companies and have established a strong presence in our targeted market. As a result, we believe we are well positioned to take advantage of new advisory opportunities.

      Each Investment Banking engagement for which a fee is earned is generally highly profitable. However, only a limited proportion of Investment Banking engagements result in a completed transaction for which a fee is earned and, accordingly, the employees of Investment Banking spend significant amounts of time on transactions that are not completed and for which no fee will be earned. As a result, the revenue and profitability of Investment Banking can be very volatile. For example, Investment Banking had a net loss of $0.7 million on $8.1 million of revenue in 2004, a 28% decrease in revenue as compared to net income of $3.2 million on $11.3 million of revenue in 2003.

      Our investment banking business strategy focuses on providing a full range of services to a universe of companies in select real estate intensive businesses. These services include the following areas:

      Mergers & Acquisitions—We provide a full range of merger and acquisition advisory services involving the purchase or sale of public or private companies or their business units through a combination of broad auctions or highly targeted negotiations. We also facilitate leveraged buyouts and strategic capital infusions, and provide our clients with advice relating to takeover defenses.

      Restructurings—We have developed a broad range of corporate restructuring advisory services. These services include advice with respect to debt and lease restructurings, recapitalization transactions, exchange offers and bankruptcy advisory services.

      Capital Raising—We provide capital raising services as both agent and underwriter in connection with the sale of public and private debt, preferred, equity linked and equity securities. In January 2005, the NASD approved Cohen & Steers Capital Advisors L.L.C.'s (our wholly-owned investment banking subsidiary, “Cohen & Steers Capital Advisors”) application to conduct firm commitment underwritings. As such, we may act as an underwriter or selling group member in both equity and fixed income product offerings.

      Investment Banking fees are negotiated on a client-by-client basis depending upon the nature and scope of the assignment and the market for such services. These fees are typically calculated as a percentage of the value of the transaction contemplated. For example, for a capital raising transaction, we would receive a fee based on a percentage of the gross proceeds raised in such transaction.

      Of the 30 clients from which Investment Banking has generated revenue since it was established in 1999, five are companies in which Asset Management has invested client assets. Investment Banking assisted these clients in raising capital by finding investors willing to invest in these clients' securities and generated revenue of:

•	$0.6 million (or 7% of Investment Banking revenue) in 2004;

•	$3.6 million (or 32% of Investment Banking revenue) in 2003; and

•	$0.3 million (or 2% of Investment Banking revenue) in 2002.

Risks

      As a leading investment management firm, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks.

Risks Related to Our Business

We depend on Mr. Cohen and Mr. Steers, and the loss of their services would have a material adverse effect on us.

      We depend on the efforts of Mr. Cohen and Mr. Steers, our co-chairmen and co-chief executive officers. Mr. Cohen and Mr. Steers head each of our investment committees with our president, Mr. Harvey, and they oversee the portfolio manager and research teams responsible for each of our portfolio strategies.

      In August 2003, we instituted certain organizational changes that, among other things, were designed to address future succession issues. Pursuant to these changes, Mr. Cohen and Mr. Steers each assumed the titles of co-chairman and co-chief executive officer, Mr. Harvey was appointed president and Adam M. Derechin was appointed chief operating officer. These changes created an organizational structure that is designed to function effectively without Mr. Cohen and/or Mr. Steers. Although we expect Mr. Cohen and Mr. Steers to continue to act in their current positions, the loss of their services would have a material adverse effect on us.

Our ability to operate our company effectively could be impaired if we lose key personnel.

      The market for qualified portfolio managers is extremely competitive. We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies. However, we may not be successful in our efforts to recruit and retain the required personnel. In addition, our investment professionals and senior marketing personnel have direct contact with our institutional separate account clients, which can lead to strong client relationships. The loss of these personnel could jeopardize our relationships with certain institutional separate account clients, and result in the loss of such accounts. Further, Investment Banking relies on the expertise, business origination efforts and client relationships of our three senior investment banking professionals. The loss of these professionals could result in the loss of our Investment Banking clients and jeopardize the viability of our investment banking business. Moreover, we employ compensation mechanisms involving the use of equity compensation that may not be effective, especially if the market price of our common stock declines. The loss of key personnel or the inability to recruit and retain portfolio managers, marketing personnel or investment banking professionals could have a material adverse effect on our business.

A decline in the prices of securities could lead to a decline in the assets we manage, revenue and earnings.

      A significant portion of our revenue—approximately 81% for the year ended December 31, 2004—is derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fees we receive are typically based on the market value of the assets we manage. In 2004, 49% of our increase in assets under management was attributable to market appreciation. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

•	causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or

•	causing our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.

      The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic, financial or political events that we cannot control.

A general decline in the performance of securities in the real estate sector could have an adverse effect on the assets we manage and revenue.

      As of December 31, 2004, 82% of the assets we managed were concentrated in real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of the real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities could reduce the assets we manage and our revenue.

Our growth may be constrained by the limited size and number of issuers in the real estate securities market.

      Real estate securities investment continues to play an important role in the overall prospects of our business. Our ability to continue our growth in real estate securities management depends in part on growth in the size and number of issuers in the real estate securities market, particularly in the United States. For example, due to the constraints in the size and number of U.S. public real estate securities and issuers, we have in the past and may in the future stop accepting new assets in real estate securities institutional separate account portfolios in certain strategies and in certain open-end mutual funds. We also may be constrained in our ability to sponsor new closed-end mutual funds that invest primarily or significantly in domestic real estate securities. Such constraints may impair our ability to increase the assets we manage and our revenue.

A decline in the market for closed-end mutual funds could reduce our ability to raise future assets to manage.

      Market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end mutual funds, and we have raised $7.3 billion in closed-end mutual fund offerings since May 2001. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and our revenue.

We may incur losses associated with our underwriting activities, which could adversely affect results and may negatively affect our earnings.

      In January 2005, the NASD approved Cohen & Steers Capital Advisor’s application to conduct firm commitment underwritings. As such, Cohen & Steers Capital Advisors may act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, Cohen & Steers Capital Advisors has legal exposure. To manage this exposure, a committee of senior executives will review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

      Underwriting involves both economic and litigation risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Furthermore, because underwriting commitments require a charge against net capital, Cohen & Steers Capital Advisors could find it necessary to limit its underwriting participations to remain in compliance with regulatory net capital requirements. See “Regulation.”

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable.

      Our investment advisory and administration agreements are generally terminable upon 60 or fewer days' notice. In addition, open-end mutual fund investors may redeem their investments in the mutual funds at any time without prior notice. Moreover, each investment advisory agreement, including the fees payable thereunder, with a mutual fund is subject to annual approval by the mutual fund's board, including at least a majority of the independent directors; such approval may not occur. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationships with us, reduce the aggregate amount of the assets we manage or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares, increased redemptions of mutual fund shares, and the loss of institutional or individual accounts. Under certain circumstances, stockholder activists may pressure closed-end mutual funds for which we are the investment advisor to tender for their shares, open-end, liquidate or take other actions that may adversely affect the fees we receive from the affected closed-end mutual funds. The decrease in revenue that could result from any such event could have a material adverse effect on our business.

      In addition, as required by the Investment Company Act of 1940 and the Investment Advisers Act of 1940, each of our investment advisory agreements automatically terminates upon its “assignment.” A sale of a sufficient number of shares of our voting securities could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect our ability to continue managing open-end and closed-end mutual funds and institutional separate accounts.

Loss of significant institutional separate accounts would decrease our revenue.

      We managed 40 institutional separate account portfolios at December 31, 2004, of which the five largest represented approximately 52% of the institutional separate account assets we managed and approximately 11% of the total assets we managed. Approximately 5% of our total revenue during 2004 was derived from these five largest institutional separate account portfolios. Loss of any of these institutional separate accounts would reduce our revenue. We have, from time to time, lost institutional separate accounts because of decisions by our clients to reallocate their assets to different asset classes or to move their assets to our competitors. In the future we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.

Future investment performance could reduce the assets we manage and our revenue and income.

      Success in the asset management business is dependent on investment performance as well as distribution and client service. Relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end mutual funds, and in the loss of separately managed accounts, with corresponding decreases in revenue. Many analysts of the mutual fund business believe that investment performance is the most important factor for the growth of open-end mutual funds. Failure of our investment products to perform well could, therefore, have a material adverse effect on our results of operations and future growth.

Rising interest rates could negatively impact our business.

      Asset Management could be negatively impacted by rising interest rates. An increase in interest rates could cause the price of certain REITs and other securities in our clients' portfolios to decline. In addition, an increase in interest rates could negatively impact net flows into open-end mutual funds and institutional separate accounts and our ability to offer new closed-end mutual funds. These events would negatively affect our revenue and net income.

The inability to access clients through intermediaries could have a material adverse effect on our business.

      Our ability to distribute mutual funds and subadvisory services is highly dependent on access to the client base of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries which generally offer competing investment products. To a lesser extent, our institutional separate account asset management business depends on recommendations by consultants, financial planners and other professional advisors, as well as our existing clients. We cannot be sure that we will continue to gain access to these channels. The inability to have this access could have a material adverse effect on our business.

      While we continue to diversify and add new distribution channels for open-end and closed-end mutual funds, a significant portion of the growth in the mutual fund assets we manage in recent years has been accessed through intermediaries, including Merrill Lynch & Co., UBS and Wachovia. Loss of any of these distribution channels, and the inability to access clients through new distribution channels, could adversely affect our results of operations and business prospects.

Fee pressures could reduce our revenue and profitability.

      There has been a trend toward lower fees in some segments of the asset management business. In order for us to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. In addition, the Securities and Exchange Commission (“SEC”) has adopted rules that are designed to improve mutual fund corporate governance. These rules could result in further downward pressure on investment advisory fees in the mutual fund industry. Accordingly, there can be no assurance that we will be able to maintain our current fee structure or take advantage of scheduled fee increases. Fee reductions on existing or future new business would have an adverse impact on our revenue and profitability.

Our business strategy may not be successful.

      Our business strategy involves diversifying Asset Management to include products and services outside the U.S. real estate securities area. This may entail hiring additional portfolio managers in areas in which we do not have significant prior experience or acquiring other asset management firms. We may not be successful in locating and hiring or acquiring such portfolio managers or asset management firms and any such hiring activity or acquisitions may not be successful. In addition, in the event the recently enacted U.S. Federal income tax legislation, which generally provides for a 15% maximum tax rate on dividends, is rescinded or is not extended beyond its January 1, 2009 expiration date, our business strategy could be adversely impacted as a result of diminished demand for income producing equity securities.

We could experience losses and significant volatility in connection with the activities of Investment Banking.

      Investment Banking operates in a highly competitive environment where there are no long term contracted sources of revenue. Investment Banking assignments are generally related to specific capital raising, merger or acquisition transactions or restructuring projects. Because these transactions are singular in nature and are not likely to recur, Investment Banking must seek new assignments when current assignments are successfully completed or are terminated. While each Investment Banking engagement for which a fee is earned is generally highly profitable, only a limited proportion of Investment Banking engagements result in a completed transaction for which a fee is earned. The employees of Investment Banking can spend significant amounts of time on transactions that are not completed and for which no fee will be earned. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any other period and the revenue and profitability of Investment Banking can be very volatile. For example, Investment Banking had a net loss of $0.7 million on $8.1 million of revenue in 2004, a 28% decrease in revenue, as compared to net income of $3.2 million on $11.3 million of revenue in 2003. In addition, when an investment banking engagement is terminated, whether due to the cancellation of a transaction due to market reasons or otherwise, we may earn limited or no fees and may not be able to recover the costs that we incurred prior to that termination.

      Moreover, each year we advise a limited number of investment banking clients. The composition of the group comprising our largest clients varies significantly from year to year. We expect that our investment banking engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenue in any particular year. For example, four of our clients represented 86% of Investment Banking revenue in 2004. Consequently, the adverse impact on the results of Investment Banking of one lost mandate or the failure of one transaction or restructuring on which we are advising to be completed could be significant.

Compliance failures and changes in regulation could adversely affect us.

      Asset Management is subject to client guidelines and our mutual fund business involves compliance with numerous investment, asset valuation, distribution and tax requirements. A failure to adhere to these guidelines or satisfy these requirements could result in losses that could be recovered by the client from us in certain circumstances.

      Our businesses are also subject to extensive regulation in the United States, including by the SEC and the National Association of Securities Dealers, Inc. (“NASD”). Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as an investment advisor or broker-dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us.

      In response to recent scandals in the mutual fund industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the SEC, Congress, the legislatures in states in which we conduct operations and the various regulatory agencies that supervise our operations. Additionally, the SEC, the NASD and other regulators, as well as Congress, are investigating certain practices within our industry. These proposals, if enacted or adopted, could have a substantial impact on the regulation and operation of mutual funds and could adversely affect the assets we manage and our revenue and net income. In particular, new rules and regulations recently proposed or adopted by the SEC will place greater regulatory compliance and administrative burdens on us. For example, recently adopted rules require investment advisors and mutual funds to adopt, implement, review and administer written policies and procedures reasonably designed to prevent violation of the federal securities laws. Similarly, the public disclosure requirements applicable to mutual funds have become more stringent. We may require additional staff to satisfy these obligations, which would increase our operating expenses.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

      We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and shortly plan to begin the testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. The management certification and auditor attestation requirements of Section 404 will initially apply to us in connection with our Annual Report on Form 10-K for the year ending December 31, 2005. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As we are still in the evaluation process, we may identify conditions that may be categorized as significant deficiencies or material weaknesses in the future. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if our independent registered public accounting firm reports a material weakness in our internal controls. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

Regulatory developments designed to increase the independence of mutual fund boards of directors may result in downward pressure on our fees and could result in mutual funds not renewing their investment advisory and administration agreements with us.

      The SEC has adopted rules requiring that at least 75% of a mutual fund's directors, including the chairperson of the board of directors, be independent of the mutual fund's investment advisor and that the independent directors hold quarterly meetings without fund executives. The SEC has also adopted new rules that will require mutual fund shareholder reports to discuss, in reasonable detail, the material factors and conclusions that formed the basis for the approval by a mutual fund's board of directors of any investment advisory agreement, including the fees payable under the agreement. The board of directors of each mutual fund for which we are the investment advisor, including at least a majority of the mutual fund's independent directors, must determine both initially and, following the initial two year term, annually thereafter that the mutual fund's investment advisory fee is reasonable in relation to, among other things, the performance of the mutual fund, the services provided by the investment advisor and the advisory fees charged to comparable mutual funds. These directors have a fiduciary duty to the mutual fund shareholders. If regulatory developments designed to increase the independence of mutual fund boards of directors result in reductions in the fees payable to other fund managers, this could in turn result in downward pressure on our fees. In addition, Asset Management's continued receipt of revenue is subject to the risk that our mutual fund boards of directors may determine not to renew investment advisory and administration agreements with us or that they may renew such agreements at lower fee rates than are then in effect.

Failure to comply with “fair value” pricing and late trading policies and procedures may adversely affect us.

      Recently adopted SEC rules require mutual funds to adopt “fair value” pricing procedures to address time zone arbitrage, selective disclosure procedures to protect mutual fund portfolio information and procedures to ensure compliance with a mutual fund's disclosed market timing policy. The SEC has also proposed further rule amendments to eliminate late trading of mutual fund shares. New SEC rules also require our funds to ensure compliance with their own market timing policies. Our funds are subject to these rules and, in the event of non-compliance, we may be required to disgorge certain revenue. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation which could decrease our future income.

New regulations restricting the use of “soft dollars” could result in an increase of our expenses.

      On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker-dealers that we can use to defray certain of our expenses. If regulations are adopted revising or eliminating the ability of asset managers to use “soft dollars,” our operating expenses would increase.

      For the fiscal year ended December 31, 2004, our client accounts paid a total of $13.4 million in brokerage commissions. Of this amount, $2.6 million in brokerage commissions was placed with broker-dealers that provided $1.4 million in research and investment information. These expenses are borne entirely by our advisory clients and are not reflected in our financial statements. At the end of each reporting period, we record a payable and a related expense for the total amount of our unpaid research related costs that various broker-dealers have committed to pay on our behalf based on the arrangements described above. When these research costs are subsequently paid, we reverse our accrual. As of December 31, 2004, all material “soft-dollar” related costs were paid in full by the respective broker-dealers. If the use of “soft dollars” were eliminated in 2004, our operating expenses would have increased by $1.4 million. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated.

The asset management and investment banking industries are intensely competitive.

      The asset management industry is intensely competitive, with competition based on a variety of factors, including: investment performance; the quality of service provided to clients; the level of fees and commissions charged for services; brand recognition and business reputation; the range of products offered; the level of expenses paid to financial intermediaries related to administration and/or distribution; and financial strength.

      Investment Banking faces intense competition from other investment banking and financial advisory firms. We compete with these firms on the basis of a number of factors, including: transaction execution skills, range of services, innovation, reputation, and price.

      In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage and investment banking services, which may enhance their competitive position.

      We compete in all aspects of our business with a large number of asset management firms, commercial banks, investment banks, broker-dealers, insurance companies and other financial institutions. A number of factors serve to increase our competitive risks:

•	A number of our competitors have greater capital and other resources and offer more comprehensive lines of products and services than we do.

•	There are relatively few barriers to entry by new asset management firms, including a relatively low cost of entering the asset management industry, and the successful efforts of new entrants into our various lines of business, including major banks, insurance companies and other financial institutions, have resulted in increased competition.

•	Other industry participants will from time to time seek to recruit our Asset Management and Investment Banking professionals and other employees away from us.

•	Our competitors are seeking to expand market share in the products and services we offer or intend to offer in the future.

      This competitive pressure could reduce our revenue and earnings.

Our business is heavily dependent upon computer based systems to process transactions; systems failures may disrupt our business and limit our growth.

      Our business is highly dependent on communications and information systems and those of our key service vendors. Any failure or interruption of such systems could have a material adverse effect on our operating results. Operational risk arises from mistakes made in the confirmation or settlement of transactions or from the improper recording of or accounting for transactions. We are highly dependent on our ability to process a large number of transactions on a daily basis, and rely heavily on financial, accounting and other data processing systems. If any of these do not function properly, we could suffer financial loss, business disruption, liability to clients, regulatory intervention or damage to our reputation. If systems are unable to accommodate an increasing volume of transactions, our ability to expand could be affected. We cannot be sure that a failure or interruption of any of our back-up systems, whether caused by a fire, other natural disaster, power or telecommunications failure, act of war, terrorist act or otherwise, will not occur, or that back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Risks Related to Our Common Stock

We are controlled by Mr. Cohen and Mr. Steers, whose interests may differ from those of other stockholders.

      Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 76% of our common stock. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

•	elect all of the members of our board of directors and thereby control our management and affairs, including compensation decisions and determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities and the declaration and payment of dividends on the common stock;

•	determine the outcome of matters submitted to a vote of our stockholders for approval; and

•	preclude any unsolicited acquisition of us and, consequently, adversely affect the market price of the common stock or prevent our stockholders from realizing a premium on their shares.

      The interests of our principals could differ from those of other stockholders in instances where, for example, our principals' compensation is being determined or where an unsolicited acquisition of us could result in a change in our management.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock; and the issuance of additional shares will dilute all other stockholdings.

      Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who beneficially own, in the aggregate, 26,880,000 shares of our common stock, have advised us that they intend to sell additional shares of our common stock over a period of time, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933 shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.

      We may also issue substantial amounts of common stock in the future, including pursuant to employee benefit plans, which would dilute the percentage ownership held by our stockholders.

Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

      Our certificate of incorporation may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock. In addition, provisions of the Delaware General Corporation Law restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Competition

Asset Management

      We face substantial competition in every aspect of Asset Management's business. Our business is affected by competition in the areas of brand recognition, business reputation, investment performance, quality of service and the continuity of client relationships. Fee competition also affects the business, as do compensation, administration, commissions and/or other expenses paid to intermediaries.

      Performance and price are the principal methods of competition for Asset Management. Prospective clients and mutual fund shareholders will typically base their decisions on our ability to generate returns that exceed a market index, i.e. our “performance,” and on our fees, or “price.” Individual mutual fund holders may also base their decision on the ability to access the mutual funds we manage through a particular distribution channel. Institutional separate accounts clients are often advised by consultants who may include other factors in their decisions for these clients.

      We compete with a large number of global and U.S. investment advisors, commercial banks, brokerage firms and broker-dealers, insurance companies and other financial institutions. We are considered a small to mid-sized investment advisory firm. Many competing firms are parts of larger financial services companies and attract business through numerous means including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker-dealers.

      More specifically, in the real estate securities investment advisory business we face competition from a variety of competitors. Real estate security mutual fund sponsors include: large nationally recognized investment advisory firms that offer a variety of mutual funds across many different asset types; investment advisors that offer mutual funds whose primary investment objective is income; and smaller boutique type firms that specialize solely in publicly traded real estate securities. Additionally, a number of financial advisors offer clients the ability to manage separate real estate security portfolios.

      The growing acceptance of REITs and other income paying equity securities by both institutional and individual investors has attracted a number of firms to begin managing income oriented equity securities, and our competitors seek to expand their market share among the same client base that we serve. Financial intermediaries that provide our products to their clients may also provide competing products. Many current and potential competitors have greater brand name recognition and more extensive client bases, which could be to our disadvantage. In addition, our larger competitors have more resources and may have more leverage to expand their distribution channels and capture market share through ongoing business relationships and extensive marketing efforts. Conversely, relative to our larger competitors, we are potentially able to grow our business at a faster rate from a smaller asset base. In addition, we believe we are able to shift resources to respond to changing market conditions more quickly than many larger investment advisory firms.

      The open-end mutual funds for which we are the investment advisor face significant competition from other open-end mutual funds. They vary both in size and investment philosophy. Their shares are offered to the public on a load and no load basis. Advertising, sales promotions, the type and quality of services offered and investment performance influence competition for mutual fund sales.

      On an annual basis, investment advisory fees for the mutual funds we manage are subject to approval by the mutual fund board of directors, including at least a majority of the fund's independent directors. The board of directors of the mutual funds that we manage most recently renewed these investment advisory fees in December 2004. On this basis, we believe that fund performance and expenses, based on the level of services we provide, for the mutual funds for which we are the investment advisor, compare favorably to competitor funds.

      We also face intense competition in attracting and retaining qualified employees. The ability to continue to compete effectively in our businesses depends in part on our ability to compete effectively in the market for investment professionals.

Investment Banking

      Investment Banking faces intense competition from other investment banking and financial advisory firms. We compete with them on the basis of a number of factors, including transaction execution skills, range of services, innovation, reputation and price. A number of Investment Banking's competitors have greater capital and other resources, and offer more comprehensive lines of services, than we do.

      Our competition ranges from diversified financial institutions to small investment banking boutiques that specialize in the areas of real estate and health care. Many of our competitors maintain relationships with our clients and compete directly with us for transactions. We rely largely on the client relationships and the extensive expertise of our team of investment banking professionals to differentiate ourselves from our competition.

      In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage and investment banking services, which may enhance their competitive position.

Regulation

      Our business, and the securities business in general, is subject to extensive regulation in the United States at both the federal and state level, as well as by self regulatory organizations (“SROs”). The SEC is responsible for enforcing the federal securities laws and serves as a supervisory body for all federally registered investment advisors, as well as for national securities exchanges and associations.

      Cohen & Steers Capital Management, Inc. is registered as an investment advisor with the SEC and is subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions. Moreover, in our capacity as an investment advisor to mutual funds, we are subject to the Investment Company Act of 1940 and its rules and regulations. The Investment Company Act of 1940 regulates the relationship between a mutual fund and its investment advisor and prohibits or severely restricts principal transactions and joint transactions between a mutual fund and its investment advisor and other affiliates.

      Our subsidiaries, Cohen & Steers Capital Advisors and Cohen & Steers Securities, LLC (“Cohen & Steers Securities”), are broker-dealers. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to SROs, which adopt rules that govern the industry. The NASD is the designated SRO for Cohen & Steers Capital Advisors and Cohen & Steers Securities and regularly conducts periodic examinations of their operations. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Our registered broker-dealer subsidiaries are each subject to certain net capital requirements under the Securities Exchange Act of 1934, as amended. The net capital requirements, which specify minimum net capital levels for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. In addition, these subsidiaries are subject to regulation under the laws of the states and territories in which they are registered to conduct securities or investment advisory businesses.

      Our subsidiaries, as well as the Cohen & Steers open-end mutual funds, are subject to the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. We have established policies and procedures designed to ensure compliance with the Act and the related regulations.

      In connection with our investment in Houlihan Rovers, our business is now indirectly subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. Houlihan Rovers is subject to periodic examination by the local regulatory agency in Belgium and it has developed comprehensive compliance systems in order to satisfy applicable regulatory requirements.

      The failure of our internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on us.

      Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of the Company and its subsidiaries. The profitability of the Company and its subsidiaries could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other governmental agencies have been very active in investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, the effect of which will further regulate the mutual fund industry and impose additional compliance obligations, and costs for fulfilling such obligations, on us.

Employees

      As of December 31, 2004, we had 78 full time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

Available Information

      We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our website at cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our website the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. Further, we will provide, without charge upon written request, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as well as the committee charters, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. Requests for copies should be addressed to Salvatore Rappa, Vice President and Associate General Counsel, Cohen & Steers, Inc., 757 Third Avenue, New York, New York 10017. You may also read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC's website at http://www.sec.gov.

Item 2. Properties

      Our principal executive offices are located in leased office space at 757 Third Avenue, New York, New York. We do not own any real property.

      As previously disclosed, on January 12, 2005, we entered into an agreement to sublease 46,031 square feet of office space at 280 Park Avenue, New York, New York from Credit Suisse First Boston (USA), Inc. The office space at 280 Park Avenue will be our principal executive offices. The term of the sublease commenced on March 2, 2005.

Item 3. Legal Proceedings

      As previously disclosed, on October 11, 2004, our Compensation Committee canceled 404,971 fully vested RSUs previously granted to an employee who resigned from Cohen & Steers, Inc. due to such employee's violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit in the Supreme Court of the State of New York against us and our wholly owned subsidiary, Cohen & Steers Capital Management, Inc., challenging the forfeiture of these RSUs. Although we cannot predict with certainty the ultimate outcome of the litigation at this time, we believe that the allegations in the complaint are without merit and we will defend this matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities

      Our common stock is listed on the NYSE and is traded under the symbol “CNS.” At the close of business on February 27, 2005, there were nine common stockholders of record.

      The following table sets forth for the periods indicated the high and low reported sale prices and dividends declared per share for the common stock since August 13, 2004, the date that our common stock began trading on the NYSE, as reported on the NYSE:

	High	Low	Close	Cash Dividend Declared

2004 Quarter

Third	$16.46	$13.00	$15.44	$.10
Fourth	$17.98	$13.90	$16.25	$.10

Dividend Policy

      We currently pay a quarterly cash dividend at a rate of $0.10 per share. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant.

Use of IPO Proceeds

      In 2004, we used approximately $4.0 million of the proceeds from our initial public offering to acquire 50% of the capital stock of Houlihan Rovers S.A., a Belgium based global real estate securities manager, and to pay costs related to this acquisition.

Item 6. Selected Financial Data

      The selected consolidated financial data, together with other information presented below, has been derived from and should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The data reflect certain reclassifications to conform to the current year's presentation.

      The consolidated statement of financial condition data as of December 31, 2000 and 2001 and the consolidated statement of income data for the year ended December 31, 2000 are derived from unaudited consolidated statements of financial condition and unaudited consolidated statements of income. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments that we consider necessary for a fair presentation of our consolidated financial position and results of operations for all periods presented.

      Our income taxes as an S-corporation (for all periods presented through August 16, 2004), consisted solely of New York state and local income taxes. Upon conversion from an S-corporation to C-corporation status on August 16, 2004, the Company became subject to U.S. Federal and certain state and local income taxes which it had not been subject to previously. Therefore, the data presented for 2004 include results as both an S-corporation and a C-corporation. In addition, in connection with the one-time non-cash compensation charge of $42.2 million incurred during 2004 (see Note 6 to the consolidated financial statements contained in this form 10-K for further detail), we generated a $17.7 million deferred income tax asset that we expect to realize in 2006, 2007 and 2008 based on the delivery schedule of the underlying RSUs. Furthermore, for an explanation of the decrease in income tax expense (benefit) from the year ended December 31, 2002 to the year ended December 31, 2003, see “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

      The results presented for 2004 include operations as both a private and public company and are not necessarily indicative of the results that may be expected for future periods. Our 2004 results include certain substantial charges coincident with the initial public offering. General and administrative expenses prior to our initial public offering consisted primarily of professional fees, travel, marketing and rent expenses. However, as a result of operating as a public company, additional general and administrative expenses such as professional fees, transfer agent fees, directors and officers insurance, public company reporting fees, and other public company related costs were incurred in 2004.

      Our wholly owned subsidiary, Cohen & Steers Securities, commenced operations on July 1, 2002. On the same date, Cohen & Steers Securities, succeeded to the business of Cohen & Steers Securities, Inc. (previously wholly owned by our principals) pursuant to a transaction accounted for as a merger of entities under common control and recorded in a manner similar to a pooling-of-interests. Accordingly, the previously separate historical financial position and results of operations of Cohen & Steers Securities, Inc. are combined with the consolidated financial position and results of operations for all periods presented.

      The consolidated results for each of the four years in the period ended December 31, 2003 include salaries and bonuses paid to our co-chief executive officers during our status as an S-corporation. In 2004, our results reflect a decrease in the salaries for each of our co-chairmen in conjunction with the conversion from an S-corporation to C-corporation status as well as a bonus limit of $1.0 million each. For 2005 and 2006, the bonuses paid to each of our co-chief executive officers will be limited to $5.0 million.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA(1)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	($ in thousands, except per share data)
Income statement data
Consolidated:
Total revenue	$114,113	$70,341	$55,246	$35,294	$36,717
Total operating expenses	116,504	58,469	46,597	28,489	24,432
Operating income (loss)	(2,391)	11,872	8,649	6,805	12,285
Total non-operating income	1,109	279	398	453	650
Income (loss) before income taxes and equity in earnings of affiliate	(1,282)	12,151	9,047	7,258	12,935
Income tax expense (benefit)	(8,551)	100	611	654	1,297
Equity in earnings of affiliate	19	—	—	—	—
Net income	7,288	12,051	8,436	6,604	11,638
Asset Management:
Total revenue	$106,005	$59,062	$42,169	$32,441	$28,506
Total operating expenses	106,145	50,510	37,633	23,598	18,197
Operating income (loss)	(140)	8,552	4,536	8,843	10,309
Total non-operating income	1,059	249	325	396	426
Income before income taxes and equity in earnings of affiliate	919	8,801	4,861	9,239	10,735
Income tax expense (benefit)	(7,034)	(46)	205	865	1,067
Equity in earnings of affiliate	19	—	—	—	—
Net income	7,972	8,847	4,656	8,374	9,668
Investment Banking:
Total revenue	$8,108	$11,279	$13,077	$2,853	$8,212
Total operating expenses	10,359	7,959	8,964	4,891	6,235
Operating income (loss)	(2,251)	3,320	4,113	(2,038)	1,977
Total non-operating income	50	30	73	57	223
Income before income taxes and equity in earnings of affiliate	(2,201)	3,350	4,186	(1,981)	2,200
Income tax expense (benefit)	(1,517)	146	406	(211)	230
Net income (loss)	(684)	3,204	3,780	(1,770)	1,970

Consolidated earnings per share data(2)
Basic	$0.23	$0.45	$0.32	$0.25	$0.44
Fully diluted	$0.23	$0.45	$0.32	$0.25	$0.44
Cash dividends declared	$0.20	N/A	N/A	N/A	N/A

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated statement of financial condition data
Cash and cash equivalents	$30,164	$7,526	$6,090	$2,750	$4,737
Marketable securities available-for-sale	69,935	6,439	4,625	4,145	3,495
Total assets	160,290	34,571	24,394	17,853	16,547
Total current liabilities	13,001	7,305	2,904	2,712	2,370
Total long-term liabilities	1,654	6,492	4,798	1,430	500
Total liabilities	14,655	13,797	7,702	4,142	2,870
Total stockholders' equity	145,635	20,774	16,692	13,711	13,677

Other financial data (unaudited)	($ in millions)
Assets Under Management (AUM) by account type:
Closed-end Mutual Funds	$8,984.4	$4,790.6	$2,114.3	$600.7	$114.2
Open-end Mutual Funds	5,198.6	3,897.1	2,452.4	2,314.6	2,077.5
Institutional Separate Accounts	4,117.7	2,992.4	2,057.1	2,782.2	2,566.8

Total AUM	$18,300.7	$11,680.1	$6,623.8	$5,697.5	$4,758.5

Assets Under Management (AUM) by security type:
Real Estate Common Stocks	$13,542.5	$9,892.6	$5,908.9	$5,259.4	$4,536.0
Utility Common Stocks	1,913.8	—	—	—	—
Real Estate Preferred Stocks	1,377.1	836.0	597.1	266.6	55.7
Corporate Preferred Stocks	955.7	683.9	—	—	—
Fixed Income(3)	153.2	109.1	13.5	6.2	2.5
Cash and Short-Term Investments	358.4	158.5	104.3	165.3	164.3

Total AUM	$18,300.7	$11,680.1	$6,623.8	$5,697.5	$4,758.5

(1)	Prior to August 17, 2004, the Company was a privately held S-corporation.

(2)	All per share amounts have been adjusted to reflect a 291.351127 for one stock split that we effected on June 16, 2004. See Note 9 to the consolidated financial statements contained in this Form 10-K for the computations of basic and diluted earnings per share.

(3)	Includes corporate bonds.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Cohen & Steers, Inc., a Delaware corporation formed in 2004, is a manager of high-income equity portfolios, specializing in U.S. REITs, global real estate securities, preferred securities, utilities and other high-dividend paying common stocks. We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses.

      The following table provides a breakdown of our consolidated and segment revenue, operating expenses and net income for 2004, 2003 and 2002.

Summary Income Statement Data*

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Revenue
Asset Management	$106,005	$59,062	$42,169
Investment Banking	8,108	11,279	13,077

Consolidated Revenue	$114,113	$70,341	$55,246

Operating Expenses
Asset Management	$106,145	$50,510	$37,633
Investment Banking	10,359	7,959	8,964

Consolidated Operating Expenses	$116,504	$58,469	$46,597

Net Income (Loss)
Asset Management	$7,972	$8,847	$4,656
Investment Banking	(684)	3,204	3,780

Consolidated Net Income	$7,288	$12,051	$8,436

* Prior to August 17, 2004, the Company was a privately held S-corporation.

Asset Management

      Asset Management's principal business is the management of high-income equity portfolios. Asset Management provides:

•	investment advisory and administration services to open-end and closed-end mutual funds and to institutional separate accounts for clients such as pension and endowment funds, as well as sub-advisory services for mutual funds which are sponsored by other financial institutions;

•	portfolio consulting services for non-proprietary registered investment companies; and

•	distribution services for the open-end mutual funds for which we are the investment advisor.

      We have historically specialized in managing portfolios of real estate common stocks, and such securities represented 74% and 85% of assets under management as of December 31, 2004 and 2003, respectively. Our investment strategies currently focus on:

•	REIT common and preferred stocks (both U.S. and non-U.S.);

•	Utility common and preferred stocks;

•	Corporate preferred stocks; and

•	High-dividend paying common stocks.

      Asset Management derives revenue primarily from investment advisory, administration, distribution and service fees received from mutual funds, and investment advisory fees received from institutional separate accounts. The levels of assets under management are, in turn, driven by investment performance, market conditions and our marketing strategy.

      The following business trends have affected the financial results for Asset Management over the periods presented:

•	increased assets under management due to new closed-end mutual fund offerings, inflows into open-end mutual funds and market appreciation across all account types;

•	increased distribution revenue and expenses due to growth in closed-end and open-end mutual fund assets under management;

•	increased compensation expenses as a result of increased staffing due to new initiatives, growth in assets under management and increased bonuses due to investment performance and firm profitability. Note, however, that the 2004 annual incentive bonuses for each of our co-chief executive officers was limited to $1.0 million;

•	increased stock-based compensation as a result of the issuance of restricted stock units (“RSUs”) to certain employees coincident with the initial public offering and other restricted stock units issued to certain employees subsequent to the initial public offering;

•	increased general and administrative expenses due to growth in assets under management, new fund offerings, and additional costs incurred as a result of operating as a public company;

•	increased non-current assets and related amortization expense as a result of an intangible asset reflecting the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested restricted stock units; and

•	increased non-current assets as a result of an investment in 50% of the capital stock of Houlihan Rovers S.A., a Belgium-based global real estate securities asset manager.

      The most significant expenses for Asset Management are employee compensation and benefits and stock-based compensation. In addition to base salaries, Asset Management employees are paid annual bonuses that depend on, among other things, profitability, employee performance and market conditions. In the third quarter of 2004, significant one-time non-cash charges were incurred for stock-based compensation coincident with the initial public offering. Increases in stock-based compensation were also the result of voluntary deferred compensation grants, mandatory deferred compensation grants, and other restricted stock units granted to certain employees and outside directors since the initial public offering.

      Expenses related to the distribution of mutual funds, including the amortization of deferred sales commissions for open-end load mutual funds, are also significant Asset Management expenses. General and administrative expenses have historically consisted primarily of professional fees, travel, marketing and rent expenses. However, as a result of operating as a public company, additional general and administrative expenses such as professional fees, transfer agent fees, directors and officers insurance, public company reporting fees, and other public company related costs were incurred in 2004 and are expected to increase in future years reflecting a full year of operating as a public company.

Investment Banking

      Investment Banking provides financial advisory services to companies in real estate and real estate intensive businesses, including REITs.

      Revenue is derived primarily from advising clients on mergers, acquisitions, corporate restructurings, recapitalizations and similar corporate finance transactions, and from assisting clients in raising capital. Fees are generally earned upon the completion of a transaction pursuant to the terms of individual agreements.

      The principal component of operating expenses for Investment Banking is employee compensation and benefits, including salaries and bonuses for our senior investment banking professionals. The three senior investment banking professionals of this segment contractually earn an annual bonus based on the income of the business segment. In the third quarter of 2004, significant one-time charges were incurred for stock-based compensation coincident with the initial public offering. Increases in stock-based compensation were also the result of voluntary deferred compensation grants, mandatory deferred compensation grants, and other restricted stock units granted to certain employees since the initial public offering.

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

      The following table sets forth the composition of the total assets under management by account and security type as of the dates shown.

Assets Under Management (AUM)
($ in millions)

	December 31, 2004	% of assets	December 31, 2003	% of assets	December 31, 2002	% of assets
Account Type
Closed-end Mutual Funds	$8,984.4	49%	$4,790.6	41%	$2,114.3	32%
Open-end Mutual Funds	5,198.6	28%	3,897.1	33%	2,452.4	37%
Institutional Separate Accounts	4,117.7	23%	2,992.4	26%	2,057.1	31%

Total AUM	$18,300.7	100%	$11,680.1	100%	$6,623.8	100%

Security Type
Real Estate Common Stocks	$13,542.5	74%	$9,892.6	85%	$5,908.9	89%
Utility Common Stocks	1,913.8	10%	—	—	—	—
Real Estate Preferred Stocks	1,377.1	8%	836.0	7%	597.1	9%
Corporate Preferred Stocks	955.7	5%	683.9	6%	—	—
Fixed Income(1)	153.2	1%	109.1	1%	13.5	—
Cash and Short-Term Investments	358.4	2%	158.5	1%	104.3	2%

Total AUM	$18,300.7	100%	$11,680.1	100%	$6,623.8	100%

(1) Includes corporate bonds.

      The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented.

Net Flows and Appreciation/(Depreciation) of Assets Under Management (AUM)
($ in millions)

	Year Ended December 31,
	2004	2003	2002
Total Accounts:
Beginning total AUM	$11,680.1	$6,623.8	$5,697.5
Net flows(1)	3,386.7	2,629.4	817.7
Net appreciation(2)	3,233.9	2,426.9	108.6

Ending Total AUM	18,300.7	11,680.1	6,623.8

Closed-end mutual funds
Beginning closed-end mutual funds AUM	$4,790.6	$2,114.3	$600.7
Net flows(1)	3,290.7	1,973.5	1,573.1
Net appreciation/(depreciation)(2)	903.1	702.8	(59.5)

Ending closed-end mutual funds AUM	8,984.4	4,790.6	2,114.3

Open-end mutual funds
Beginning open-end mutual funds AUM	$3,897.1	$2,452.4	$2,314.6

Subscriptions(3)	1,394.3	1,207.8	900.9
Redemptions(4)	(1,295.6)	(678.9)	(779.6)

Net subscriptions(1)	98.7	528.9	121.3

Net appreciation(2)	1,202.8	915.8	16.5

Ending open-end mutual funds AUM	5,198.6	3,897.1	2,452.4

Institutional Separate accounts
Beginning institutional separate accounts AUM	$2,992.4	$2,057.1	$2,782.2

Inflows	489.9	268.4	390.3
Outflows	(492.6)	(141.4)	(1,267.0)

Net flows(1)	(2.7)	127.0	(876.7)

Net appreciation(2)	1,128.0	808.3	151.6

Ending institutional separate accounts AUM	4,117.7	2,992.4	2,057.1

Ending total AUM	$18,300.7	$11,680.1	$6,623.8

Total net flows/beginning AUM (%)(5)	29.0%	39.7%	14.4%
Change in AUM (%)	56.7%	76.3%	16.3%

(1)	Net flows are the aggregate net flows in the assets under management during a particular time period. They are comprised of (i) flows into newly offered closed-end mutual funds or new preferred share offerings from leveraged closed-end mutual funds; (ii) total subscriptions minus total redemptions for open-end mutual funds; and (iii) net flows in our institutional separate accounts.

(2)	Net appreciation (depreciation) represents the change in market value of assets under management during a particular time period.

(3)	Subscriptions are purchases by investors of shares of open-end mutual funds during a particular time period.

(4)	Redemptions are sales by investors of shares of open-end mutual funds during a particular time period.

(5)	Net flows as a percentage of beginning assets under management is a measure of how much a change in assets under management for a given time period is driven by investor decisions, versus market appreciation or depreciation.

      Assets under management were $18.3 billion at December 31, 2004, a 57% increase from $11.7 billion at December 31, 2003. Assets under management increased in every asset category and every account type during the twelve months ended December 31, 2004. By product type, at December 30, 2004:

•	49% of assets under management were held in closed-end mutual funds, compared to 41% at December 31, 2003;

•	28% were held in open-end mutual funds, compared to 33% at December 31, 2003; and

•	23% were held in institutional separate accounts, compared to 26% at December 31, 2003.

      Real estate common stocks represented 74% of assets under management at December 31, 2004, compared to 85% at December 31, 2003. In late 2003, we decided to enter the utility market because we saw a dramatic turnaround in the fundamentals of this industry and believed there would be strong demand for utility-based products. During the first six months of 2004, we launched two closed-end mutual funds and one open-end mutual fund that invest primarily in utility common stocks. As a result, utility common stocks represented 10% of assets under management at December 31, 2004. Real estate and corporate preferred stocks comprised 13% of assets under management at December 31, 2004, compared to 13% at December 31, 2003. The remaining assets were held in fixed income securities and cash and short-term investments.

      Asset growth for 2004 was $6.6 billion and was attributable to both market appreciation and net flows. For the year, net flows totaled $3.4 billion. The majority of net flows for 2004 were attributable to the $3.3 billion that was raised in closed-end mutual funds. During the year, open-end mutual fund net flows were $98.7 million; however, institutional separate accounts experienced net outflows of $2.7 million. For the year, market appreciation totaled $3.2 billion and was spread across our mutual fund and institutional client portfolios, which reflected the continued strength of the publicly traded real estate securities and utility securities markets. Our REIT and utility mutual funds and separate accounts performed well in 2004, and generally outperformed both the broader stock market and their specific benchmarks.

Closed-end mutual funds

      Closed-end mutual fund assets under management increased 88% to $9.0 billion at December 31, 2004 from $4.8 billion at December 31, 2003. In 2003, closed-end mutual fund assets increased 127% to $4.8 billion from $2.1 billion at December 31, 2002. For both 2004 and 2003, the increase in assets was primarily attributable to both offerings of common stock for new funds and preferred stock for new and existing funds. Market appreciation was significant for both periods as well.

      Closed-end mutual fund net inflows were $3.3 billion for 2004, compared to $2.0 billion for 2003. The majority of assets raised in 2004 occurred in the first half of the year through the offerings of common and preferred stock for two new funds. These funds raised $1.7 billion and $1.2 billion, respectively. In 2003, there were successful offerings of common and preferred stock for one new fund that raised $1.8 billion. In both 2004 and 2003, Auction Market Preferred Shares were offered for existing closed-end mutual funds for the purposes of resetting each fund's leverage. In 2004, these offerings raised an additional $361.2 million in managed assets for five existing funds. In 2003, such offerings raised an additional $162.3 million in managed assets for three existing funds.

      Participating in the strong market for REIT securities over the last two years, our funds appreciated significantly, and generally outperformed their respective benchmarks for this period. Market appreciation in closed-end mutual funds was $903.1 million in 2004, compared to market appreciation of $702.8 million in 2003.

      Closed-end mutual fund net inflows were $2.0 billion in 2003, compared to $1.6 billion in 2002. Market appreciation was $702.8 million in 2003, compared to market depreciation of $59.5 million in 2002.

Open-end mutual funds

      The following table provides information regarding the composition of open-mutual fund assets.

Composition of Open-End Mutual Fund Assets
($ in millions)

	December 31, 2004	% of assets	December 31, 2003	% of assets	December 31, 2002	% of assets
Load fund—Class A	$670.2	12.9%	$397.1	10.2%	$164.6	6.8%
Load fund—Class B	288.5	5.6%	251.3	6.4%	133.0	5.4%
Load fund—Class C	734.2	14.1%	534.7	13.7%	228.6	9.3%
Load fund—Class I	234.9	4.5%	115.6	3.0%	36.9	1.5%
No load funds	3,270.8	62.9%	2,598.4	66.7%	1,889.3	77.0%

	$5,198.6	100.0%	$3,897.1	100.0%	$2,452.4	100.0%

      Open-end mutual fund assets under management increased 33% to $5.2 billion at December 31, 2004 from $3.9 billion at December 31, 2003. In 2003, open-end mutual fund assets increased 59% to $3.9 billion from $2.5 billion at December 31, 2002. For both 2004 and 2003, the increase in assets under management was predominantly due to market appreciation.

      Net subscriptions into open-end mutual funds decreased 81% to $98.7 million in 2004, compared to $528.9 million in 2003. The majority of this decrease in net subscriptions was due to increased redemptions in 2004. Gross subscriptions into open-end mutual funds increased to $1.4 billion in 2004 from $1.2 billion in 2003. However, redemptions totaled $1.3 billion in 2004, which was a significant increase from $678.9 million in 2003. Market appreciation across all of our open-end mutual funds was $1.2 billion in 2004, compared to $915.8 million in 2003.

      Cohen & Steers Institutional Realty Shares, with net outflows of $163.9 million in 2004, compared to net inflows of $52.9 million in 2003, represented approximately 38% of the decrease in net subscriptions. This fund caters solely to institutional investors who cannot meet our investment minimum for maintaining a separate account. Consistent with our institutional separate accounts, as discussed below, we believe this trend represents a rebalancing of portfolios after two strong years of relative outperformance versus the stock and bond markets in general. Cohen & Steers Utility Fund, the open-end load fund launched in the second quarter of 2004, had net inflows of $30.9 million in the fourth quarter of 2004 and net inflows of $43.2 million in the year ended December 31, 2004.

      Load open-end mutual funds represented 37% of total open-end mutual fund assets at December 31, 2004, compared to 33% at December 31, 2003. At December 31, 2004:

•	38% of the load open-end mutual funds' assets were represented by Class C shares, compared to 41% at December 31, 2003;

•	35% by Class A shares, compared to 31% at December 31, 2003;

•	15% by Class B shares, compared to 19% at December 31, 2003; and

•	12% by Class I shares, compared to 9% at December 31, 2003.

      The increase in Class A shares as a percentage of load open-end mutual fund assets was due to an increase in sales in Class A shares and a decrease in Class B and C shares as a total percentage of all new load-open end mutual fund subscriptions. The increase in Class I shares was primarily due to the conversion of Cohen & Steers Realty Focus Fund from a no-load open-end mutual fund to a multiple-class load fund. We expect that the additional fund classes will result in increases in distribution and service fee revenue, distribution and service fee expenses and amortization of deferred commissions, with the amounts of the increases dependent upon the assets raised in each fund class.

      Total open-end mutual fund assets increased 59% to $3.9 billion at December 31, 2003, compared to $2.5 billion at December 31, 2002. Net flows from open-end mutual funds were $528.9 million in 2003, compared to $121.3 million in 2002. Market appreciation was $915.8 million in 2003, compared to $16.5 million in 2002.

Institutional separate accounts

      Institutional separate account assets under management increased 38% to $4.1 billion at December 31, 2004 from $3.0 billion at December 31, 2003. In 2003, institutional separate accounts increased 45% to $3.0 billion from $2.1 billion at December 31, 2002. For both periods, the increase in assets was predominately due to market appreciation.

      Institutional separate accounts had net outflows of $2.7 million in 2004, compared to net inflows of $127.0 million in 2003. In the fourth quarter of 2004, institutional separate accounts had net outflows of $74.7 million. We believe the majority of institutional separate account outflows stemmed from portfolio rebalancing by our clients after two years of strong absolute and relative performance. Generally, our institutional clients are highly disciplined investors who regularly rebalance their portfolios based on strict asset class weightings. Our institutional account base, however, grew over the past year. As of December 31, 2004 we managed 40 institutional separate accounts, which compared to 38 institutional separate accounts at December 31, 2003. Furthermore, in 2004, our inflows from institutional separate accounts increased 83% to $489.9 from $268.4 million in 2003. Market appreciation was significant across all of our institutional separate accounts and totaled $1.1 billion in 2004, compared to $808.3 million in 2003.

      In 2003, net inflows for our institutional separate accounts were $127.0 million, compared to net outflows of $876.7 million 2002. In 2003, market appreciation for such accounts was $808.3 million, compared to $151.6 million in 2002.

Results of Operations

      On August 16, 2004, we terminated our status as an S-corporation and converted to a C-corporation and on August 18, 2004, we completed our initial public offering. Our results for the year ended December 31, 2004 include operations as both a private and public company and are not necessarily indicative of the results that may be expected for future periods. As will be discussed later in this report, results for the year ended December 31, 2004 include certain substantial charges coincident with the initial public offering.

      The table below provides the composition of consolidated and segment revenue for the years ended December 31, 2004, 2003 and 2002.

Consolidated and Segment Revenue Data

	Year Ended December 31,
	2004	2003	2002	2004 vs. 2003 (% change)		2003 vs. 2002 (% change)
	($ in thousands)
Asset Management:
Investment advisory and administration fees	$92,847	$51,608	$38,415	80%		34%
Distribution and service fees	10,150	5,880	3,071	73%		91%
Portfolio consulting and other	3,008	1,574	683	91%		130%

Asset Management Revenue	106,005	59,062	42,169	79%		40%

Investment Banking:
Mergers & Acquisitions	1,015	2,477	2,067	(59%	)	20%
Restructurings	—	4,925	9,337	(100%	)	(47%	)
Capital Raising	7,093	3,877	1,673	83%		132%

Investment Banking Revenue	8,108	11,279	13,077	(28%	)	(14%	)

Total Revenue	$114,113	$70,341	$55,246	62%		27%

      The table below provides a composition of consolidated and segment operating expenses for the years ended December 31, 2004, 2003 and 2002.

Consolidated and Segment Operating Expense Data*

	Year Ended December 31,
	2004	2003	2002	2004 vs. 2003 (% change)		2003 vs. 2002 (% change)
	($ in thousands)
Consolidated:
Employee compensation and benefits	$26,678	$35,878	$32,105	(26%	)	12%
Stock-based compensation	47,295	1,315	207	3497%		535%
General and administrative	12,974	8,007	6,916	62%		16%
Distribution and service fee expenses	22,475	9,190	4,744	145%		94%
Amortization, deferred commissions	4,239	3,077	1,698	38%		81%
Amortization, intangible asset	1,707	—	—	—		—
Depreciation and amortization	1,136	1,002	927	13%		8%

Consolidated Operating Expenses	$116,504	$58,469	$46,597	99%		25%

Asset Management:
Employee compensation and benefits	$22,652	$29,523	$24,706	(23%	)	19%
Stock-based compensation	43,946	1,315	207	3242%		535%
General and administrative	10,701	6,416	5,374	67%		19%
Distribution and service fee expenses	22,475	9,190	4,744	145%		94%
Amortization, deferred commissions	4,239	3,077	1,698	38%		81%
Amortization, intangible asset	1,011	—	—	—		—
Depreciation and amortization	1,121	989	904	13%		9%

Asset Management Operating Expenses	$106,145	$50,510	$37,633	110%		34%

Investment Banking:
Employee compensation and benefits	$4,026	$6,355	$7,399	(37%	)	(14%	)
Stock based compensation	3,349	—	—	—		—
General and administrative	2,273	1,591	1,542	43%		3%
Amortization, intangible asset	696	—	—	—		—
Depreciation and amortization	15	13	23	15%		(43%	)

Investment Banking Operating Expenses	$10,359	$7,959	$8,964	30%		(11%	)

* Prior to August 17, 2004, the Company was a privately held S-corporation.

2004 compared to 2003

Consolidated Results

      Total revenue increased 62% to $114.1 million in 2004 from $70.3 million in 2003. This increase was primarily the result of the increase in assets under management. Asset Management's revenue grew 79% to $106.0 million in 2004 from $59.1 million in 2003. Revenue from Investment Banking decreased 28% to $8.1 million in 2004 from $11.3 million in 2003.

      Operating expenses increased 99% to $116.5 million in 2004 from $58.5 million in 2003, primarily due to a significant increase in stock-based compensation to $47.3 million in 2004 from

$1.3 million in 2003. This increase was the result of a one-time non-cash compensation charge of $42.2 million and an associated Medicare tax expense of $1.0 million related to the termination of a stock appreciation rights plan for the predecessor company and the simultaneous grant of fully-vested RSUs to certain employees coincident with our initial public offering. Also, at the time of the initial public offering, we granted to certain employees awards of unvested RSUs with a fair value of $8.4 million. The fair value of all non fully-vested RSUs at the date of grant is expensed over the vesting period on a straight-line basis. Amortization expense related to the unearned stock-based compensation of these grants was $0.9 million in 2004.

      On December 10, 2004, we granted to certain employees unvested RSUs with a fair value of $3.3 million. We also implemented two new programs for officers which (i) requires senior executives and officers to receive either 10% or 15% of their annual incentive compensation, or bonus, in the form of RSUs (“mandatory deferred compensation plan”); and (ii) allows employees to defer up to 25% of their annual cash bonus and receive it in RSUs (“voluntary deferred compensation plan”). The fair value of the unvested RSUs grants and the unvested 25% match made to employees pursuant to the mandatory deferred compensation plan was $2.3 million in 2004. The amortization expense related to all of the unvested RSUs granted subsequent to the initial public offering was $0.1 million in 2004. The fair value of the fully-vested RSU grants and unvested 25% match made to employees pursuant to the voluntary deferred compensation plan was $2.6 million in 2004. For the fully vested RSUs issued under the voluntary deferred compensation plan, we recorded a non-cash stock-based compensation expense of $2.1 million in 2004.

      On October 11, 2004, we canceled 404,971 fully vested RSUs, and the one-time non-cash compensation charges described above includes a reversal of $3.9 million related to these canceled RSUs. (See Note 6 of the notes to the annual audited consolidated financial statements for further detail.)

      Associated with the grant of fully vested RSUs at the initial public offering, we had a non-cash expense of $1.7 million in 2004 relating to amortization of an intangible asset. The intangible asset reflects the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested RSUs and is allocated among the two segments.

      Employee compensation and benefits expense decreased 26% to $26.7 million in 2004, from $35.9 million in 2003. This reflects a decrease in the salaries for each of our co-chairmen in conjunction with the conversion from an S-corporation to C-corporation status as well as a bonus limit of $1.0 million each for 2004, compared to a bonus of $4.0 million each in 2003. In addition, our mandatory deferred compensation plan, as described above, requires senior executives and officers to receive either 10% or 15% of their annual incentive compensation, or bonus, in the form of RSUs. As a result, employee compensation and benefits expense decreased by $1.8 million in 2004 compared to 2003 because a percentage of their annual incentive compensation is now payable in RSUs and as such, is recorded in stock-based compensation expense. Pursuant to our voluntary deferred compensation plan, an amount of $2.1 million, reflecting employee elections to receive RSUs in lieu of their cash bonus, was recorded as stock-based compensation expense in 2004, rather than as employee compensation and benefits expense. Compensation expense for employees other than our co-chairmen increased approximately $1.9 million in 2004 compared to 2003 due to additional hiring and increased compensation.

      Distribution and service fee expenses increased 145% in 2004 to $22.5 million from $9.2 million in 2003. General and administrative expenses increased 62% in 2004 to $13.0 million from $8.0 million in 2003. Amortization of deferred commissions increased 38% to $4.2 in 2004 from $3.1 million in 2003. Included in distribution and service fee expenses was a payment of $1.7 million to retire ongoing fee obligations to a broker-dealer for certain of our closed-end mutual funds. We have not made payments for the purpose of retiring similar fee obligations in the past. Included in general and administrative expenses were public company operating expenses incurred since August 18, 2004. We expect an increase in general and administrative expenses in 2005 that will reflect a full year of operating as a public company.

      We had an operating loss of $2.4 million in 2004, compared to operating income of $11.9 million in 2003. The operating loss in 2004 was primarily due to the various one-time charges related to the initial public offering and a payment made to a broker-dealer as described above.

      Non-operating income was $1.1 million in 2004, compared to $0.3 million in 2003. The increase in non-operating income primarily reflects interest and dividend income earned on cash raised from the initial public offering.

      Historical income tax expense consisted solely of New York state and local income taxes; we were exempt from federal income taxes due to our status as an S corporation. However, upon our conversion from an S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. Federal and certain state and local income taxes. We had an income tax benefit of $8.6 million in 2004, compared to an income tax expense of $0.1 million in 2003. The large income tax benefit was due primarily to a $17.7 million deferred tax asset generated from the one-time non-cash charge related to stock-based compensation granted at our initial public offering.

      We had net income of $7.3 million in 2004, compared to $12.1 million in 2003. The decrease in net income in 2004 was primarily due to the same charges and expenses described in the above paragraphs.

Asset Management

      Revenue. Asset Management revenue increased 79% to $106.0 million in 2004 from $59.1 million in 2003. Investment advisory and administration fees increased 80% to $92.8 million in 2004, compared to $51.6 million in 2003.

      In 2004, revenue from closed-end mutual funds was $46.6 million, compared to $18.6 million in 2003. Two new closed-end mutual funds were offered in 2004 and generated $16.7 million in revenue. This represented 60% of the $28.0 million increase in closed-end mutual fund revenue in 2004. The remaining increase in closed-end mutual fund revenue was due to increased assets under management from market appreciation and additional auction market preferred share offerings for existing funds.

      Distribution and service fee revenue totaled $10.2 million in 2004, compared to $5.9 million in 2003. This increase in distribution and service fee revenue was primarily due to increased assets in Cohen & Steers Realty Income Fund. Specifically, distribution fee revenue and shareholder service fee revenue were $7.5 million and $2.7 million, respectively, in 2004, compared to $4.3 million and $1.6 million, respectively, in 2003.

      Expenses. Asset Management operating expenses increased 110% to $106.1 million in 2004 from $50.5 million in 2003. This increase was primarily the result of one-time charges related to stock-based compensation coincident with the initial public offering and described in Consolidated Results. The increase was also the result of stock-based compensation expenses associated with voluntary deferred compensation grants, mandatory deferred compensation grants, and other restricted stock units granted to certain employees and outside directors since the initial public offering. Stock-based compensation was $43.9 million in 2004, compared to $1.3 million in 2003.

      Distribution and service fee expenses, amortization of deferred commissions, amortization of an intangible asset, and general and administrative expenses also contributed to higher Asset Management operating expenses.

      The launch of two new closed-end mutual funds in 2004 and the significant market appreciation of assets in the open and closed-end mutual funds were the primary contributors to the increase in distribution and service fee expenses in 2004. Distribution and service fee expenses increased 145% to $22.5 million in 2004 from $9.2 million in 2003. Distribution expenses from closed-end mutual funds were $11.4 million in 2004, compared to $3.2 million in 2003, and contributed most to the increase in distribution and service fee expenses. Of the $8.2 million increase in distribution expenses from closed-end mutual funds, $4.2 million was attributable to the launch of the two new closed-end mutual funds in 2004. Included in distribution and service fee expenses was the payment of $1.7 million to retire ongoing fee obligations to a broker-dealer for certain of our closed-end mutual funds. Distribution fees, shareholder service fees and other distribution expenses for open-end mutual funds were $11.1 million in 2004, compared to $6.0 million in 2003. Amortization of deferred commissions increased 38% to $4.2 million in 2004 from $3.1 million in 2003 as a result of inflows into our open-end load mutual funds. Also contributing to the increase in amortization of deferred commissions in 2004 was the aging of Class B and C share commissions associated with increased inflows for these shares in late 2003.

      As a result of growth, business expansion and costs associated with operating as a public company, general and administrative expenses increased 67% to $10.7 million in 2004 from $6.4 million in 2003. Employee compensation and benefits expense decreased 23% to $22.7 million in 2004 from $29.5 million in 2003 as a result of the effects on employee compensation and benefits expense and stock-based compensation expense described in Consolidated Results.

Investment Banking

      Revenue. Investment Banking revenue decreased 28% to $8.1 million in 2004 from $11.3 million in 2003. Average revenue per revenue generating client decreased to $0.6 million in 2004, compared to $1.1 million in 2003. Investment Banking generated revenue from 14 clients in 2004, compared to 10 clients in 2003. Of the 14 clients in 2004, nine were new clients. In 2004, four clients represented 86% of revenue. In 2003, four clients represented 96% of revenue.

      Of the 14 clients from which Investment Banking generated revenue in 2004, three are companies in which Asset Management has invested client assets. The direct investment of Asset Management clients' assets accounted for $0.6 million in revenue in this period.

      Expenses. Investment Banking operating expenses increased 30% to $10.4 million in 2004 from $8.0 million in 2003. The increase in operating expenses was primarily due to Investment Banking's proportionate share of the one-time charges related to stock-based compensation coincident with the initial public offering and described in Consolidated Results. Investment Banking also incurred approximately $0.5 million of additional stock-based compensation expense related to voluntary deferred compensation grants, mandatory deferred compensation grants, and other restricted stock units granted to certain employees since the initial public offering.

      Investment Banking general and administrative expenses increased to $2.3 million in 2004 from $1.6 million in 2003 primarily due to increases in client transaction costs over the past year and additional public company costs allocated to Investment Banking as a result of our initial public offering.

2003 compared to 2002

Consolidated Results

      Total revenue increased 27% to $70.3 million in 2003 from $55.2 million in 2002. This increase was primarily the result of the increase in assets under management. Asset Management's revenue grew 40% to $59.1 million in 2003 from $42.2 million in 2002. Revenue from Investment Banking decreased 14% to $11.3 million in 2003 from $13.1 million in 2002.

      Operating expenses increased 25% to $58.5 million in 2003 from $46.6 million in 2002. This increase was primarily the result of higher employee compensation and benefits expenses and distribution and service fee expenses, which increased 12% and 94%, respectively. Operating income was $11.9 million in 2003, compared to $8.6 million in 2002. Non-operating income was $0.3 million in 2003, compared to $0.4 million in 2002.

      Historical income tax expense consisted solely of New York state and local income taxes. Income taxes decreased to $0.1 million in 2003 from $0.6 million in 2002, primarily as a result of accrued income tax refunds on amended tax returns filed for prior period state and local income taxes. These returns were filed utilizing more advantageous apportionment rules allowed under New York State and New York City tax regulations. Net income increased 43% to $12.1 million in 2003 from $8.4 million in 2002.

Asset Management

      Revenue. Asset Management revenue increased 40% to $59.1 million in 2003 from $42.2 million in 2002. Investment advisory and administration fees increased 34% to $51.6 million in 2003, compared to $38.4 million in 2002.

      In 2003, revenue from closed-end mutual funds was $18.6 million, compared to $7.8 million in 2002. One new closed-end mutual fund was offered in 2003 and generated $5.8 million in revenue. This represented 54% of the $10.7 million increase in closed-end mutual fund revenue in 2003. We had additional preferred share offerings for three closed-end mutual funds in 2003. Collectively these funds generated an additional $4.8 million in closed-end mutual fund revenue in 2003 compared to 2002.

      In 2003, total investment advisory and administration fees from open-end mutual funds were $24.2 million, compared to $20.9 million in 2002. Distribution and service fee revenue totaled $5.9 million in 2003, compared to $3.1 million in 2002; the increase was due primarily to increased assets in Cohen & Steers Realty Income Fund. Specifically, distribution fee revenue and shareholder service fee revenue were $4.3 million and $1.6 million, respectively in 2003, compared to $2.2 million and $0.9 million in 2002.

      Expenses. Asset Management operating expenses increased 34% to $50.5 million in 2003 from $37.6 million in 2002, primarily as a result of increases in employee compensation and benefits expenses, distribution and service fee expenses, and amortization of deferred commissions. Employee compensation and benefits expenses increased 19% to $29.5 million in 2003 from $24.7 million in 2002. This was a result of increased salaries, greater employee incentive compensation and additional hiring as a result of growth and business expansion.

      The launch of one closed-end mutual fund, additional preferred share offerings for existing closed-end mutual funds and net inflows into open-end mutual funds were the primary contributors to the increase in distribution and service fee expenses in 2003. Distribution and service fee expenses increased 94% to $9.2 million in 2003 from $4.7 million in 2002. Distribution expenses from closed-end mutual funds were $3.2 million in 2003, compared to $0.9 million in 2002 and contributed most to the increase in distribution and service fee expenses. Distribution fees, shareholder service fees and other distribution expenses for open-end mutual funds were $6.0 million in 2003, compared to $3.8 million in 2002. Amortization of deferred commissions increased 81% to $3.1 million in 2003 from $1.7 million in 2002 as a result of inflows into our open-end load mutual funds.

Investment Banking

      Revenue. Investment Banking revenue decreased 14% to $11.3 million in 2003 from $13.1 million in 2002. Average revenue per revenue generating client decreased 15% to $1.1 million in 2003 from $1.3 million in 2002. Investment Banking generated revenue from 10 clients in 2003 and 10 clients in 2002. Of the 10 clients in 2003, five were new clients. In 2003, four clients represented 96% of revenue. In 2002, two clients represented 71% of revenue.

      Of the 10 clients from which Investment Banking generated revenue in 2003, two are companies in which Asset Management has invested client assets. However, Asset Management did not invest client assets in the specific transactions from which Investment Banking generated revenue in 2003. As such, the direct investment of Asset Management clients' assets did not account for any revenue in this period.

      Expenses. Investment Banking operating expenses decreased 11% to $8.0 million in 2003 from $9.0 million in 2002. The decrease in operating expenses was due to a decrease of $1.0 million in employee compensation and benefits expense. This reflects a reduction in year-end incentive bonuses paid due to a decrease in profitability of the business segment in 2003. Other operating expenses remained constant at $1.6 million in 2003 and 2002. Other operating expenses primarily include overhead such as allocated costs from Asset Management for office space, professional fees, travel and meals, market data, network and computer and other office expenses.

Liquidity and Capital Resources

      During the third quarter of 2004, we completed our initial public offering and generated proceeds, net of the underwriting discount and expenses, of $99.0 million. Our principal uses of cash have historically been to pay salaries and bonuses to our employees and other operating expenses. We have also made cash distributions to our stockholders as an S corporation. Our cash and liquidity requirements for these and our other uses of cash have historically been met through cash generated by operations, and we expect that this will continue to be the case as a public company. Cash, cash equivalents, accounts receivable and marketable securities available-for-sale were 71% and 66% of total assets as of December 31, 2004 and 2003, respectively. Working capital was $103.1 million at December 31, 2004, compared to $17.2 million at December 31, 2003.

      The following table summarizes key statement of financial condition data relating to our liquidity and capital resources as of December 31, 2004 and 2003, respectively, and cash flow data for the years ended December 31, 2004 and 2003:

Summary Statement of Financial Condition Data

	December 31,
	2004	2003
	($ in thousands)
Cash and cash equivalents	$30,164	$7,526
Marketable securities available-for-sale	69,935	6,439
Accounts receivable—Company-sponsored mutual funds	8,498	5,179
Accounts receivable—other	4,654	3,669
Deferred commissions, net	5,716	6,523
Dividends payable	3,983	—
Current portion of long-term debt	115	120
Current portion of obligations under capital leases	20	16
Bank line of credit	—	4,713
Non-current portion of long-term debt	1,558	1,661
Non-current portion of obligations under capital leases	30	26

Summary Cash Flow Data

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Operating cash flows	$35,856	$10,872	$7,155
Investing cash flows	(66,361)	(1,589)	(1,432)
Financing cash flows	53,143	(7,847)	(2,383)

   Operating Cash Flows

      Net cash provided by operating activities increased 229% to $35.9 million in 2004 from $10.9 million in 2003. Net cash provided by operating activities increased 53% to $10.9 million in 2003 from $7.1 million in 2002. These increases were primarily the result of additional Asset Management revenue.

      In the third quarter of 2004, we incurred a Medicare tax expense of $1.0 million related to the termination of a stock appreciation rights plan we maintained for the predecessor company and the simultaneous grant of fully vested RSUs to certain employees coincident with our initial public offering.

      Sales commissions, which are paid to broker-dealers for the distribution of our load mutual funds' Class B and C shares decreased 42% to $3.3 million in 2004 from $5.6 million in 2003. We pay a lower sales commission rate on Class C shares (1%) versus Class B shares (4%). While overall subscriptions increased in 2004, compared to 2003, a greater proportion of the load fund purchases were concentrated in Class C shares relative to Class B shares in 2004. Sales commissions increased 39% to $5.6 million in 2003 from $4.1 million in 2002 due to an increase in overall subscriptions into Class B and C shares of Cohen & Steers Realty Income Fund.

      In 2004, we paid $22.5 million in distribution and service fee expenses which included a payment of $1.7 million to retire ongoing fee obligations to a broker-dealer for certain of our closed-end mutual funds.

      Employee compensation and benefits decreased 26% in 2004 compared to 2003 as a result of a decrease in the salaries and bonuses for each of our co-chairmen and the implementation of the mandatory and voluntary deferred compensation plans implemented coincident with our initial public offering (See Operating Results). However, employee compensation and benefits, general and administrative expenses and distribution and service fee expenses are significant uses of cash and will increase as we continue to expand our product offerings and assets under management. As a public company we will incur additional annual expenses for, among other things, directors and officers insurance, directors fees, SEC reporting, transfer agent fees, professional fees and similar expenses.

      As a result of a sublease agreement of office space at 280 Park Avenue we entered into on January 12, 2005, we expect an effect on our future operating cash flows. Rent for the new office space will be $2.1 million per year for the first five years of the sublease and $2.3 million per year for the remainder of the term. No rent will be paid by us for the first nine months following the commencement of the term of the sublease, March 2, 2005. In 2005, we expect to pay an additional $4.6 million in build-out and moving costs, of which $3.9 will be capitalized and amortized.

   Investing Cash Flows

      Net cash used in investing activities increased significantly to $66.4 million in 2004 from $1.6 million in 2003. Net cash used in investing activities increased 14% to $1.6 million in 2003 from $1.4 million in 2002.

      We used a portion of the proceeds received from the initial public offering to invest in debt and preferred instruments with an average maturity of approximately one year. Cash used in such investing activities in 2004 was $60.4 million. The remaining uninvested proceeds were invested in short-term instruments and money market funds. In the aggregate, such investments had an average yield of 2.2% for the three months ended December 31, 2004.

      Historically, investing activities consisted primarily of investments in our sponsored mutual funds. As a public company, we anticipate continuing to make such investments. Purchases of investments in the sponsored mutual funds totaled $1.6 million in 2004, compared to $0.5 million in both 2003 and 2002, respectively. In 2004, we provided the initial seed investments for three mutual funds in the total amount of $0.3 million, compared to two seed investments in the amount of $0.2 million in both 2003 and 2002, respectively.

      Cash used to purchase property and equipment, consisting primarily of computer equipment, in 2004 was $0.4 million, compared to $1.1 million in 2003 and $0.3 million in 2002. In 2002, we also purchased a 6.25% fractional interest in a second aircraft for $0.6 million.

      On December 14, 2004, we used a portion of the proceeds from our initial public offering to acquire 50% of the capital stock of Houlihan Rovers S.A., a Belgium based global real estate securities asset manager. In 2004, we invested $3.8 million in acquisition related costs pursuant to this equity investment. At December 31, 2004, we accrued for an additional $0.2 million of acquisition related costs that we expect to pay in early 2005.

      We expect to use the proceeds from our initial public offering to make additional investments in marketable securities, make additional strategic acquisitions, launch new products, expand distribution, and for general corporate purposes.

   Financing Cash Flows

      On August 18, 2004, we closed our initial public offering of 7.5 million shares of common stock at $13 per share and received proceeds, net of the underwriting discount, of $90.7 million.

On August 25, 2004, we sold an additional 1.125 million shares of common stock that represented the exercise of the over-allotment option by the underwriters. We received proceeds, net of the underwriting discount, of $13.6 million for these additional shares. In conjunction with the initial public offering, we incurred offering costs of $5.3 million which were deducted from the proceeds net of the underwriting discount.

      Net cash provided by financing activities was $53.1 million in 2004, compared to net cash used of $7.8 million in 2003. Net cash used in financing activities increased 225% to $7.8 million in 2003 from $2.4 million in 2002.

      In connection with the revocation of our S-corporation tax status, we paid $37.7 million in distributions to our S-corporation stockholders in 2004, including a final distribution payment of $20.7 million on September 29, 2004, which included all of the previously undistributed taxable operating income earned by the Company prior to the revocation of our S-corporation election. S-corporation distributions to stockholders were $9.3 million in 2003 and $7.3 million in 2002.

      As a public company, we intend to pay quarterly cash dividends to the holders of our common stock and vested RSUs. On October 11, 2004, we paid a cash dividend of $0.10 per share to our stockholders of record at the close of business on September 27, 2004. In addition, on January 18, 2005, we paid a cash dividend of $0.10 per share to our stockholders of record at the close of business on December 27, 2004.

      Financing activities also included borrowing and repayment activity on our line of credit. There was no borrowing activity in 2004, compared to $1.7 million of borrowing activity in 2003 and $3.0 million of borrowing activity in 2002. As of December 31, 2003, $4.7 million was outstanding on the line of credit. On August 13, 2004, we repaid in full the $4.0 million remaining balance and terminated the line of credit.

      During 2002, our principals, as the stockholders of Cohen & Steers Securities, Inc., made capital contributions to that company of $2.0 million. On July 1, 2002, Cohen & Steers Securities, Inc. was succeeded by Cohen & Steers Securities, LLC, a wholly owned subsidiary of Cohen & Steers Capital Management, Inc. No additional capital contributions subsequent to that date have been made.

      During 2002, Investment Banking repaid, in full, subordinated loans owed to each of its three senior investment banking professionals. The total principal amount repaid was $0.5 million, plus accrued interest. These loans bore interest at an annual rate of 8%. These loans were originated in 1999 at the inception of the Investment Banking business, and were used for start up costs and general corporate and regulatory capital requirements.

Contractual Obligations

      We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space, long-term debt on aircraft, and capital leases for office equipment. The following summarizes our contractual obligations as of December 31, 2004:

Contractual Obligations

	2005	2006	2007	2008	2009	2010 and after	Total
	($ in thousands)
Operating leases	$1,434	$3,340	$3,340	$2,071	$2,071	$9,164	$21,420
Long-term debt	115	1,119	439	—	—	—	1,673
Capital lease obligations, net	20	21	9	—	—	—	50

Total Contractual Obligations	$1,569	$4,480	$3,788	$2,071	$2,071	$9,164	$23,143

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

      A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our consolidated financial statements. For a summary of these and additional accounting policies, see Note 3 of the notes to the annual audited consolidated financial statements.

   Stock-based compensation

      We have elected to account for stock-based compensation in accordance with the guidance set forth in revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting and Disclosures of Stock-based Compensation”. In accordance with SFAS 123, compensation expense based on the fair value of the fully vested restricted stock units is recognized at the date of grant. For fixed awards of restricted stock units subject to vesting provisions, compensation expense based on the fair value is recognized over the vesting period on a straight-line basis.

   Income taxes

      We account for income taxes in accordance with the guidance set forth in SFAS No. 109, “Accounting For Income Taxes”. In accordance with SFAS No. 109, recognition of tax benefits or expenses is required for temporary differences between the book and tax basis of assets and liabilities. On August 16, 2004, the Company terminated its status as an S-corporation and converted to C-corporation status. Prior to the revocation of the Company's S-corporation status, the stockholders were liable individually for such taxes. As a C-corporation, the Company is liable for federal and certain state and local income taxes to which the Company had not been subject to previously.

   Amortization, Deferred Commissions

      We capitalize and amortize sales commissions paid to broker-dealers in connection with the sale of Class B and C shares of our load open-end mutual funds over the period during which the shareholders of these funds are subject to contingent deferred sales charges, none of which exceeds six years. We record as revenue those distribution plan payments received from these funds. We record additional amortization expense on Class B and C shares at a rate commensurate with the redemption rate of these funds for each class.

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

   Amortization, Intangible Asset

      The intangible asset reflects the independently determined value of the non-competition agreements that we received from each of the RSU holders who received fully vested RSUs at the time of the initial public offering. The intangible asset is amortized on a straight-line basis over the life of these agreements. We periodically evaluate the intangible asset for impairment.

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

      We invoice our institutional separate accounts based on actual assets under management. Typically, these invoices are not prepared until we reconcile such assets to our internal records. We estimate investment advisory fees for our institutional separate accounts prior to this reconciliation process in order to prepare our financial statements on a timetable appropriate for a public company. We prepare our estimates based on our internal records. We record accounts receivable based on these estimates, and reconcile, in a timely manner, when we finalize the institutional separate account assets under management and the associated invoices. There could be a significant adjustment in revenue if our estimates differ materially from actual invoiced amounts.

   Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), which requires public companies to recognize the cost resulting from all share-based transactions in their financial statements. SFAS No. 123 eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25. The adoption of the revised SFAS No. 123 did not materially impact our consolidated financial statements as we had already accounted for stock-based compensation in accordance with the guidance set forth by the revised SFAS No. 123.

      In September 2004, The Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires that individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after October 13, 2004. The adoption of EITF 04-10 did not materially impact our identified segments.

Forward-Looking Statements

      This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.

      Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. We had invested approximately $60.4 million of the net proceeds received from our initial public offering in debt and preferred instruments as of December 31, 2004. We had a total of approximately $9.6 million and $6.4 million invested in our sponsored equity funds as of December 31, 2004 and December 31, 2003, respectively.

      In addition, a significant majority of our revenue—approximately 87% and 83% for the years ended December 31, 2004 and 2003, respectively,—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

Item 8. Financial Statements and Supplemental Data

      The report of independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements on accounting and financial disclosure matters.

Item 9A. Controls and Procedures

      Based on their evaluation as of a date as of the end of the period covered by this Annual Report on Form 10-K, our co-chief executive officers and the chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      The information regarding executive compensation earned in 2004 set forth under “Item 1: Election of Directors—Compensation of Executive Officers” and 2005 executive officer compensation set forth under the caption “Item 1: Election of Directors—Compensation of Executive Officers—2005 Executive Officer Annual Compensation” of the Proxy Statement in connection with the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors—Information Concerning the Nominees and Directors” and “Item 1: Election of Directors—Other Executive Officers” of the Proxy Statement is incorporated herein by reference.

      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Item 1: Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

      The information regarding our Code of Ethics for our Co-Chief Executives and other senior financial officers under the caption “Item 1: Election of Directors—Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

      The information contained in the sections captioned “Item 1: Election of Directors—Compensation of Executive Officers” and “Item 1: Election of Directors—Compensation of Directors” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters

      The information contained in the sections captioned “Item 1: Election of Directors—Ownership of Cohen & Steers Common Stock” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information contained in the section captioned “Item 1: Election of Directors—Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      The information regarding our independent registered public accounting firm fees and services in the section captioned “Item 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
		Included herein at pages F-1 through F-26.
	2.	Financial Data Schedules
		All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3.	Exhibits

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amended and Restated Bylaws of the Registrant(1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—	Cohen & Steers, Inc. 2004 Stock Incentive Plan*(1)
10.5	—	Cohen & Steers, Inc. 2004 Annual Incentive Plan*(1)
10.6	—	Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.10	—	2005 Executive Officer Compensation (filed herewith)
10.11	—	Director Compensation (filed herewith)
21.1	—	Subsidiaries of the Registrant (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto).
31.1	—	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—	Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.
*	Denotes compensatory plan.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN & STEERS, INC.

By: /s/ MARTIN COHEN Martin Cohen Co-Chairman, Co-Chief Executive Officer and Director

March 28, 2005

      Each of the officers and directors of Cohen & Steers, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Martin Cohen and Robert H. Steers, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARTIN COHEN Martin Cohen	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 28, 2005

/s/ ROBERT H. STEERS Robert H. Steers	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 28, 2005

/s/ RICHARD E. BRUCE Richard E. Bruce	Director	March 28, 2005

/s/ PETER L. RHEIN Peter L. Rhein	Director	March 28, 2005

/s/ RICHARD P. SIMON Richard P. Simon	Director	March 28, 2005

/s/ EDMOND D. VILLANI Edmond D. Villani	Director	March 28, 2005

/s/ VICTOR M. GOMEZ Victor M. Gomez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005

TABLE OF CONTENTS
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cohen & Steers, Inc.:

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

March 17, 2005

/s/ Deloitte & Touche LLP

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2004 and 2003

	2004	2003
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,164	$7,526
Marketable securities available-for-sale	69,935	6,439
Accounts receivable:
Company-sponsored mutual funds	8,498	5,179
Other	4,654	3,669
Due from company-sponsored mutual funds	386	282
Income tax refunds receivable	380	441
Deferred initial public offering costs	—	139
Prepaid expenses and other current assets	2,119	822

Total current assets	116,136	24,497

Property and equipment-net	2,638	3,361

Intangible asset-net	13,693	—

Other assets:
Deferred commissions-net	5,716	6,523
Investments, company-sponsored mutual funds	100	100
Equity investment	3,961	—
Deferred income tax asset	18,003	48
Deposits	43	42

Total other assets	27,823	6,713

Total assets	$160,290	$34,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses and compensation	$7,328	$6,626
Dividends payable	3,983	—
Current portion of long-term debt	115	120
Current portion of obligations under capital leases	20	16
Deferred income tax liability	1,301	414
Other current liabilities	254	129

Total current liabilities	13,001	7,305

Long-term liabilities:
Bank line of credit	—	4,713
Long-term debt	1,558	1,661
Obligations under capital leases and other long-term liabilities	96	118

Total long-term liabilities	1,654	6,492

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share: Authorized, 500,000,000 and 30,000,000 shares, respectively Issued and outstanding, 35,388,736 and 26,700,000 shares, respectively	354	267
Additional paid-in capital	165,048	3,692
Retained earnings (deficit)	(21,557)	15,195
Accumulated other comprehensive income	1,790	1,620

Total stockholders' equity	145,635	20,774

Total liabilities and stockholders' equity	$160,290	$34,571

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	($ in thousands, except share and per share data)
Revenue:
Investment advisory and administration fees:
Closed-end mutual funds	$46,623	$18,575	$7,837
Open-end mutual funds	34,382	24,225	20,871
Institutional separate accounts	11,842	8,808	9,707

Total investment advisory and administration fees	92,847	51,608	38,415
Distribution and service fee revenue	10,150	5,880	3,071
Portfolio consulting and other	3,008	1,574	683
Investment banking fees	8,108	11,279	13,077

Total revenue	114,113	70,341	55,246

Expenses:
Employee compensation and benefits	26,678	35,878	32,105
Stock-based compensation	47,295	1,315	207
General and administrative	12,974	8,007	6,916
Distribution and service fee expenses	22,475	9,190	4,744
Amortization, deferred commissions	4,239	3,077	1,698
Amortization, intangible asset	1,707	—	—
Depreciation and amortization	1,136	1,002	927

Total expenses	116,504	58,469	46,597

Operating income (loss)	(2,391)	11,872	8,649

Non-operating income (expense):
Interest and dividend income	1,241	435	525
Interest expense	(132)	(156)	(127)

Total non-operating income	1,109	279	398

Income (loss) before income taxes and equity in earnings of affiliate	(1,282)	12,151	9,047
Income tax expense (benefit)	(8,551)	100	611
Equity in earnings of affiliate	19	—	—

Net income	$7,288	$12,051	$8,436

Earnings per share:
Basic	$0.23	$0.45	$0.32

Fully Diluted	$0.23	$0.45	$0.32

Weighted average shares outstanding:
Basic	31,815,689	26,700,000	26,475,368

Fully Diluted	31,942,123	26,700,000	26,475,368

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002
($ and share amounts in thousands)

	Common Stock		Vested Restricted Stock Units–A-P-I-C		Unvested Restricted Stock Units–A-P-I-C		Common Stock– Voting		Common Stock– Non voting		A-P-I-C	RSUs Unearned Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2002							14,568	$146	11,654	$117	$2,506		$10,542	$400	$13,711

Net income													8,436		8,436
Other comprehensive income, unrealized loss on securities available-for-sale (net of tax benefit of $18)														(66)	(66)

Total other comprehensive loss															8,370

Securities Inc. reorganization									478	4	(764)		760		—
Capital contributions											1,950				1,950
Distribution to stockholders													(7,339)		(7,339)

Balance at December 31, 2002							14,568	146	12,132	121	3,692		12,399	334	$16,692

Net income													12,051		12,051
Other comprehensive income, unrealized gain on securities available-for-sale (net of tax benefit of $101)														1,286	1,286

Total other comprehensive income															13,337

Distributions to stockholders													(9,255)		(9,255)

Balance at December 31, 2003							14,568	$146	12,132	$121	$3,692		$15,195	$1,620	$20,774

Exchange of outstanding shares for new shares of common stock	26,700	267					(14,568)	(146)	(12,132)	(121)					—
Net income													7,288		7,288
Other comprehensive income, unrealized gain on securities available-for-sale, (net of tax benefit of $887)														170	170

Total other comprehensive income															7,458

Transfer of undistributed retained deficit to additional paid-in-capital											(1,697)		1,697		—
Tax effect as a result of conversion from S-corporation to C-corporation											215				215
Distributions to S-corporation shareholders													(37,741)		(37,741)
Issuance of common stock—IPO	8,625	86									104,190				104,276
Deferred offering costs											(5,286)				(5,286)
Issuance of restricted stock units			5,039	65,903	1,021	14,470						(13,454)			66,919
Actual forefeiture of RSUs			(405)	(3,761)											(3,761)
Estimated RSU forfeitures												(92)			(92)
Issuance of common stock under employee stock purchase plan	64	1									838				839
Dividends declared													(8,006)		(8,006)
Dividends declared reversal—RSU forfeiture													40		40
Dividend equivalents					2	30							(30)		—

Balance at December 31, 2004	35,389	$354	4,634	$62,142	1,023	$14,500	—	—	—	—	$101,952	(13,546)	($21,557)	$1,790	$145,635

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	($ in thousands)
Cash flows from operating activities:
Net income	$7,288	$12,051	$8,436
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	45,440	—	—
Stock appreciation right plan expense	869	1,315	—
Amortization, deferred commissions	4,239	3,077	1,698
Amortization, intangible asset	1,707	—	—
Depreciation and amortization	1,136	1,002	927
Amortization, bond discount—net	(58)	—	—
Deferred rent	(29)	126	6
Equity in earnings of affiliate	(19)	—	—
Deferred income taxes	(18,029)	(98)	(52)
Loss on disposal of property and equipment	—	—	4
Changes in operating assets and liabilities:
Accounts receivable, company-sponsored mutual funds	(3,319)	(2,466)	(621)
Accounts receivable, others	(985)	(855)	14
Due from company-sponsored mutual funds	(104)	(221)	(44)
Income tax refunds receivable	61	(441)	—
Prepaid expenses and other current assets	(1,318)	1	228
Deferred commissions	(3,273)	(5,646)	(4,058)
Accrued expenses and other current liabilities	2,250	3,053	632
Deferred tax liability	—	9	(9)
Other long-term liabilities	—	(35)	(6)

Net cash provided by operating activities	35,856	10,872	7,155

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(62,991)	(427)	(513)
Proceeds from maturity of marketable securities available-for-sale	997	—	—
Purchase of equity investment	(3,831)	—	—
Investments in company-sponsored mutual funds	(100)	(100)	—
Purchases of property and equipment	(436)	(1,062)	(919)

Net cash used in investing activities	(66,361)	(1,589)	(1,432)

Cash flows from financing activities:
Distributions to S-corporation shareholders	(37,741)	(9,255)	(7,339)
Capital contributions	—	—	1,950
Payment of subordinated notes payable	—	—	(500)
Borrowings on bank line of credit	—	1,693	3,020
Dividends to stockholders	(3,983)	—	—
Repayment of bank line of credit	(4,713)	—	—
Payment of capital lease obligations	(16)	(12)	(9)
Proceeds from long-term debt	—	—	620
Principal payments on long-term debt	(108)	(134)	(125)
Proceeds from issuance of common stock under employee stock purchase plan	714	—	—
Proceeds from issuance of common stock	104,276	—	—
Offering costs	(5,286)	(139)	—

Net cash provided by (used in) financing activities	53,143	(7,847)	(2,383)

Net increase in cash and cash equivalents	22,638	1,436	3,340
Cash and cash equivalents, beginning of period	7,526	6,090	2,750

Cash and cash equivalents, end of period	$30,164	$7,526	$6,090

Cash paid for interest	$129	$150	$122

Cash paid for taxes, net	$10,124	$361	$443

Non-cash transactions:
Acquisition of property and equipment under capital leases	$24	$39	$—

Securities, Inc. reorganization	$—	$—	$760

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

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

      On August 16, 2004, the Company terminated its status as an S-corporation under Subchapter S of the Internal Revenue Code (“S-corporation”) and converted to a C-corporation, and on August 18, 2004 the Company completed its initial public offering. The results presented for the year ended December 31, 2004 include operations as both a private and public company and are not necessarily indicative of the results that may be expected for future periods. The Company's 2004 results include certain substantial charges coincident with the initial public offering.

      CSCM is a registered investment advisor under the Investment Advisers Act of 1940, specializing in the management of high-income equity securities portfolios. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. CSCM also serves as portfolio consultant for non-proprietary unit investment trusts and provides sub-advisory services for mutual funds which are sponsored by other financial institutions.

      Cohen & Steers Securities, LLC (“Securities, LLC”) (successor to Cohen & Steers Securities, Inc. (“Securities, Inc.”), both hereinafter referred to as “Securities”, is a wholly-owned subsidiary which was formed as a Delaware limited liability company. Securities is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). Securities provides distribution services for Cohen & Steers Realty Shares, Inc., Cohen & Steers Institutional Realty Shares, Inc., Cohen & Steers Realty Focus Fund, Inc. (“CSS”), Cohen & Steers Realty Income Fund, Inc. (“CSI”) and Cohen & Steers Utility Fund, Inc. (“CSU”), all of which are Company-sponsored open-end mutual funds.

      In accordance with the terms of the Agreement and Plan of Reorganization (the “Agreement”), Securities, LLC commenced operations on July 1, 2002 and succeeded to the business of Securities, Inc., acquiring 100% of the outstanding voting common stock of Securities, Inc. In accordance with the Agreement, Securities, Inc. transferred all of its assets to Securities, LLC and Securities, LLC assumed all of Securities, Inc.'s liabilities. In connection with the Agreement, the Company issued an additional 1,642 shares of its non-voting common stock to the owners of Securities, Inc. The transaction has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling-of-interests. Accordingly, the previously separate historical financial position and results of operations of Securities, Inc. have been combined with the consolidated financial position and results of operations for all periods presented.

      Cohen & Steers Capital Advisors, L.L.C. (“Advisors”), a wholly-owned subsidiary which was formed as a Delaware limited liability company, commenced operations on March 4, 1999. Advisors is a broker-dealer registered with the SEC and is a member of the NASD. Advisors

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

provides advisory and administration services in connection with mergers and acquisitions, leveraged buyouts and recapitalizations, and the placement of securities as agent.

      Cohen & Steers Holdings, LLC (“Holdings”), a wholly-owned subsidiary which was formed as a Delaware limited liability company, commenced operations on September 24, 2001. Holdings was organized to retain fractional ownership interests in two aircraft.

2. Initial Public Offering

      On August 18, 2004, the Company closed its initial public offering of 7.5 million shares of common stock at $13 per share and received proceeds, net of the underwriting discount, of $90.7 million. On August 25, 2004, the Company sold an additional 1.125 million shares of common stock of CNS, which represented the exercise of the over-allotment option by the underwriters. The Company received proceeds, net of the underwriting discount, of $13.6 million for these additional shares. In conjunction with the initial public offering, the Company incurred offering costs of $5.3 million. The common stock of CNS began trading on the New York Stock Exchange on August 13, 2004 under the symbol “CNS.”

3. Summary of Significant Accounting Policies

      Principles of Consolidation—The consolidated financial statements include the results of operations of CNS and CSCM and CSCM's wholly-owned subsidiaries, Securities, Advisors and Holdings. The equity method of accounting is used for investments in affiliates in which the Company's ownership ranges from 20 to 50 percent. The Company consolidates all investments in affiliates in which the Company's ownership exceeds 50 percent. All material intercompany balances and transactions have been eliminated in consolidation.

      Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

      Accounting Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value.

      Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale have historically consisted of Company-sponsored open and closed-end mutual funds. Subsequent to the initial public offering, the Company also invested in debt and preferred instruments and has classified these investments as marketable securities available-for-sale. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically evaluates the carrying value of marketable securities for impairment. The Company evaluates numerous criteria when assessing impairment, including the duration and extent of any decline in fair value. Unrealized losses are recorded in earnings when a decline in fair value is determined to be other than temporary. The Company uses the specific identification method to determine realized gains and losses.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

      Prepaid Expenses and Other Current Assets—Included in prepaid expenses and other current assets are shareholder service fees paid in advance to selling firms in connection with the sale of Class B shares of the Company-sponsored open-end load mutual funds, CSI, CSS and CSU. Such fees are capitalized and amortized over a period not to exceed one year.

      The Company collects 0.25% shareholder service fees on average daily net assets of Class B shares of the open-end load mutual funds and retains them for one year before beginning to disburse these fees to the selling firm beginning in the second year. However, while the Company retains such fees, it treats such payments as prepayments to the selling firm of the 0.25% of this shareholder service fee via its initial commission payment on the sale of Class B shares. These fees are paid to the selling firms for the servicing of such shares.

      Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on a straight-line basis as follows:

Asset	Estimated Useful Lives
Furniture and fixtures	7 years
Office and other equipment	5 years
Aircraft interests	5 years
Computer software	3 years
Leasehold improvements	Lesser of useful life or lease

      Maintenance and repairs are charged to expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation and amortization are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

      The Company owns fractional ownership interests of 6.25% each in two aircraft. The Company periodically assesses the carrying value of the aircraft for impairment and would write down the asset to net realizable value if deemed necessary. The Company has determined that there has been no such impairment during the years reported.

      Long-Lived Assets—The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals. There were no impairments of long-lived assets during the years ended December 31, 2004, 2003 or 2002.

      Deferred Commissions—Deferred commissions on Class B shares represent commissions paid in advance to broker-dealers upon the sale of Class B shares of the Company-sponsored open-end

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

load mutual funds and are capitalized and amortized over a period not to exceed six years. Through July 31, 2001, the Company contracted with a third party to finance the payout of upfront commissions on Class B shares. Subsequent to July 31, 2001, the Company began directly paying the commissions on the Class B shares. The Company records additional amortization of deferred commissions on Class B shares at a rate commensurate with the rate of redemptions of Class B shares.

      Deferred commissions on Class C shares consist of commissions paid in advance to broker-dealers in connection with the sale of Class C shares of the Company-sponsored open-end load mutual funds and are capitalized and amortized over a period not to exceed one year. The Company records additional amortization of deferred commissions on Class C shares at a rate commensurate with the rate of redemptions of Class C shares of the Company-sponsored open-end load mutual funds.

      Intangible Asset—The intangible asset reflects the independently determined value of the non-competition agreements that the Company received from each of the Restricted Stock Unit (“RSU”) holders who received fully vested shares at the time of the initial public offering in exchange for terminated stock appreciation rights granted to such holders prior to the Company's initial public offering. The intangible asset, with an original value of $15.4 million, is amortized on a straight-line basis over the life of these agreements. The carrying value of the intangible asset, net of amortization of expense of $1.7 million, was $13.7 million at December 31, 2004.

      Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to Company-sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client's portfolio. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. This revenue is recognized at various intervals throughout the year as such fees are earned.

      Distribution and Service Fee Revenue—Distribution and service fee revenue is recognized as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expenses.

      Portfolio Consulting Fees—The Company earns revenue for various portfolio consulting services provided to clients, as well as for providing a license to use its name. This revenue is recognized pursuant to the terms of individual agreements and is based on the net assets of the clients' funds.

      Investment Banking Fees—The Company earns revenue from advisory services provided to clients and the placement of securities. Revenue is generally recognized when the transaction being consulted on is completed pursuant to the terms of the individual agreements. Included in investment banking fees on the accompanying consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 are reimbursed client expenses of $0.6 million, $0.8 million and $0.7 million, respectively.

      Distribution and Service Fee Expenses—The Company pays to broker-dealers certain amounts of the distribution fees earned on Class A and C shares of the Company's open-end load mutual

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

funds. The Company also pays to broker-dealers certain amounts of the service fees earned on Class B and C shares of the open-end load mutual funds, for servicing and maintaining shareholder accounts and for providing personal services to shareholders of the open-end load mutual funds. In addition, the Company pays fees to selling firms for the sale and distribution of shares of the open-end load mutual funds.

      The Company also pays commissions to selling firms of 1% on purchases in excess of $1 million of Class A shares of the Company's open-end load mutual funds.

      The Company pays to various firms distribution assistance payments for the sale and distribution of several of the Company-sponsored open-end and closed-end mutual funds. Included in distribution and service fee expenses, was a payment made on August 31, 2004 in the amount of $1.7 million to retire ongoing fee obligations to a broker-dealer for certain of the Company's closed-end mutual funds.

      Soft Dollars—The Company pays standard brokerage commission rates that vary based on certain factors, including the type of execution provided by a particular broker-dealer channel. While the Company sometimes receives research services from broker-dealers in connection with initiating portfolio transactions for a portfolio, the Company does not enter into any arrangement by which portfolio accounts pay broker-dealers a commission that is greater than the Company's standard commission rate in connection with such transactions. The Company receives research and investment information from these broker-dealers at no cost and this information is available for the benefit of all accounts the Company advises. Only research related costs are included in these arrangements.

      At the end of each reporting period, the Company records a payable and a related expense for the total amount of unpaid research related costs that various broker-dealers have committed to pay on the Company's behalf based on the arrangements described in the paragraph above. When these research costs are subsequently paid, the Company reverses the accrual. At December 31, 2003 and 2002, the Company accrued $0.1 million and $4 thousand, respectively, for soft-dollar transactions. The Company did not have an accrual for soft dollars at December 31, 2004 as there were no material unpaid research related costs at this date.

      New Accounting Pronouncements—In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), which requires public companies to recognize the cost resulting from all share-based transactions in their financial statements. SFAS No. 123 eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25. The adoption of the revised SFAS No. 123 did not materially impact the Company's consolidated financial statements.

      In September 2004, The Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires that individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after October 13, 2004. The adoption of EITF 04-10 did not materially impact the Company's identified segments.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

4. Acquisition of Houlihan Rovers S.A.

      On December 14, 2004, the Company paid $3.7 million to acquire 50% of the capital stock of Houlihan Rovers S.A. (the “investee”), a Belgium-based global real estate securities asset manager. The Company incurred an additional $0.3 million in acquisition costs pursuant to this investment.

      The Company accounts for its investment in Houlihan Rovers, S.A. using the equity method of accounting. Under such accounting method, the Company recognizes its respective share of the investee's net income (loss) for the period.

5. Income Taxes

      The Company accounts for taxes in accordance with the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes”. In accordance with SFAS No. 109, recognition of tax benefits or expenses is required for temporary differences between the book and tax bases of assets and liabilities.

      On August 16, 2004, the Company terminated its status as an S-corporation and converted to a C-corporation. For all periods prior to this date, the Company operated as an S-corporation and was not subject to U.S. Federal and certain state income taxes. The Company's historical income tax expense consisted of New York State and New York City income taxes. As a C-corporation, the Company is liable for federal and certain state and local income taxes to which it had not been previously subject. At the time of the conversion, the Company recognized the tax effect of the change in its income tax rates on its deferred tax assets and liabilities.

      The income (loss) before income tax and the related income tax provisions and benefits for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Income (loss) before income taxes and equity in earnings of affiliate	$(1,282)	$12,151	$9,047
Equity in earnings of affiliate	19	—	–

Income (loss) before income taxes	$(1,263)	$12,151	$9,047

Current income taxes:
U.S. federal	$5,828	$—	$—
State and local	3,650	199	663

Total current income tax provision	9,478	199	663

Deferred taxes:
U.S. federal	(12,804)	—	—
State and local	(5,225)	(99)	(52)

Total deferred income tax benefit	(18,029)	(99)	(52)

Total income tax provision (benefit)	$(8,551)	$100	$611

      Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using the tax rates expected during the periods in which the differences are expected to reverse. In connection with the one-time non-cash compensation charge of $42.2 million in 2004 (see Note 6 for further detail), the Company generated an $17.7 million deferred income tax asset that it expects to realize in 2006, 2007 and 2008 based on the delivery

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

schedule of the RSUs. Significant components of the Company's deferred income taxes for the year ended December 31, 2004 and 2003 are as follows:

	2004	2003
	($ in thousands)
Current net deferred income tax liabilities
Unrealized gains on investments, net	$(1,301)	$(126)
Cash/accrual differences principally related to receivables and payables	—	(288)

Total current net deferred income tax liabilities	$(1,301)	$(414)

Non-current net deferred income tax assets (liabilities)
Stock-based compensation	$20,719	$106
Deferred sales commissions	(2,353)	18
Differences between book and tax bases of property and equipment	(363)	(76)

Total non-current net deferred income tax assets	$18,003	$48

Net deferred income tax assets (liabilities)	$16,702	$(366)

      A reconciliation of the Company's statutory federal income tax rate and the effective tax rate which resulted in the reported income tax benefit (resulting primarily from the one-time non-cash charge related to stock based compensation) reported in the statement of income for the year ended December 31, 2004 is as follows:

2004
U.S. statutory tax rate	35.0%
State and local income taxes, net of federal income taxes	7.0%

Rate before reorganization	42.0%
Revaluation of deferred tax assets and liabilities upon conversion to C-corporation	17.0%
Income tax benefit rate attributable to S-corporation period	618.0%

Effective income tax benefit rate	677.0%

6. Stock-based compensation

      The Company has elected to account for stock-based compensation in accordance with the guidance set forth in SFAS No. 123 (Revised 2004), “Accounting and Disclosures of Stock-based compensation.” In accordance with SFAS 123, compensation expense based on the fair value of the grant of fully vested RSUs is recognized at the date of grant. For fixed awards of restricted stock units subject to vesting provisions, compensation expense based on the fair value is recognized over the vesting period on a straight-line basis.

      As required by SFAS No. 123 (Revised 2004), the Company estimates the number of RSUs granted to its employees that it expects to be forfeited. The estimate of the number of forfeitures considers historical employee turnover rates and expectations about the future. At December 31, 2004, the Company estimated $0.1 million of RSUs to be forfeited in future years and recognized this amount in its earnings.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

Restricted Stock Units

      The Company issued RSUs to certain employees and directors in connection with its initial public offering and subsequent to its initial public offering. As of December 31, 2004, there were 4,634,423 fully vested and 1,023,122 unvested RSUs outstanding.

Restricted Stock Unit Grants to Former SAR Holders and Senior Investment Banking Professionals

      At the time of the initial public offering, the Company granted awards of fully vested RSUs with an aggregate fair value of $63.8 million to certain employees pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan (the “SIP”). Certain of these awards replaced all outstanding Stock Appreciation Rights awards previously made under the Company's Stock Appreciation Rights Plan, which was subsequently terminated. There were 4,500,950 RSUs granted to such employees, which remained outstanding as of December 31, 2004. On October 11, 2004, the Company canceled 404,971 of the original 4,905,921 fully vested RSUs outstanding.

      Restricted stock unit holders are generally entitled to receive delivery of common stock as follows: 20% on the last business day in January 2006, 40% on the last business day in January 2007, and 40% on the last business day in January 2008. Holders of these vested RSUs receive dividend equivalent cash payments in amounts equal to dividends, if any, paid to holders of common stock. The shares of common stock underlying RSUs are included in basic and fully diluted weighted average shares outstanding in the earnings per share computation.

      In connection with the grant of the fully vested RSUs, the Company recorded a non-cash stock-based compensation charge of $42.2 million in 2004. The non-cash stock-based compensation charge is equal to the value of the fully vested RSUs granted based on the initial public offering price of the underlying common stock ($63.8 million), and reduced by a $15.4 million non-competition agreement intangible asset, approximately $2.4 million of cumulative compensation expense recorded for the Stock Appreciation Rights Plan which was terminated, and a reversal of $3.9 million (including $0.1 million of associated Medicare taxes) related to the canceled fully vested RSUs described above.

      Restricted Stock Unit Grants to Certain Employees

      At the time of the initial public offering, the Company granted awards of unvested RSUs with a fair value of $8.4 million to certain employees pursuant to the SIP. Subject to a participant's continued employment with the Company and compliance with certain restrictive covenants, the RSUs will vest, and be delivered, on the last business day in January 2008. There were 646,154 RSUs granted to such employees, which remained outstanding as of December 31, 2004. Upon granting of these awards, unearned compensation equivalent to the fair value at the date of grant is expensed on a straight-line basis over the vesting period. Amortization expense related to the unearned stock-based compensation was approximately $0.9 million during 2004. The fully diluted share computations reflect the application of the treasury stock method for the unvested RSUs.

      December 10, 2004 RSU Grants

      On December 10, 2004, the Company granted awards of unvested RSUs with a fair value of $3.3 million to certain employees pursuant to the SIP. Subject to a participant's continued employment with the Company and compliance with certain restrictive covenants, primarily all RSUs will vest, and be delivered one-third ratably, on each of January 1, 2006, 2007 and 2008. There were 199,937 RSUs granted to such employees, which remained outstanding as of

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

December 31, 2004. Upon granting of these awards, unearned compensation equivalent to the fair value at the date of grant is expensed on a straight-line basis over the vesting period. Amortization expense related to the unearned stock-based compensation was approximately $0.1 million during 2004. The fully diluted share computations reflect the application of the treasury stock method for the unvested RSUs.

      Restricted Stock Unit Grants to Directors

      The Company has granted awards of fully vested RSUs to the independent directors of the Company reflecting a portion of their annual retainer. Half of their annual retainer is payable quarterly in cash and half is payable quarterly in fully vested RSUs. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends on these RSUs are accrued and will be paid in cash on the delivery date of the shares of common stock underlying such RSUs. There were 1,924 independent director RSUs outstanding as of December 31, 2004. The shares of common stock underlying such RSUs are included in determining basic and fully diluted weighted average shares outstanding. In connection with the grant of these fully vested RSUs, the Company recorded non-cash stock-based compensation expense of $50 thousand in 2004.

      Incentive Bonus Plan for Officers of the Company

      The Company has implemented two programs for officers of the Company under which (i) it automatically pays a portion of their year-end bonuses in the form of RSUs (“mandatory deferred compensation plan”) and (ii) allows the officers to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of RSUs (“voluntary deferred compensation plan”). Automatic participation in the mandatory deferred compensation plan is either 10% or 15% of the year-end incentive bonus, depending on the officers' level of total compensation. The voluntary deferred compensation plan allows for the deferral of up to an additional 25% of the year-end bonus in the form of RSUs. Under both plans, the Company matches the employee contribution by 25% in the form of RSUs. Dividends on the deferred compensation awards and the 25% match are not paid in cash, but are accrued in additional RSUs when paid. The RSUs under the mandatory deferred compensation plan, the 25% matching, and dividend equivalents under both programs will vest, and be delivered, three years after the date of grant. The RSUs under the voluntary deferred compensation plan vest immediately at the date of grant. Unearned compensation equivalent to the fair value at the date of grant of the RSUs under the mandatory deferred compensation plan and the matching under both programs is expensed over the vesting period on a straight-line basis.

      As of December 31, 2004, 142,139 of RSUs under the mandatory deferred compensation plan, including matching, and 164,426 of RSUs under the voluntary deferred compensation plan, including matching, were granted to employees and outstanding. The fair value of the RSUs grants and 25% match made to employees pursuant to the mandatory deferred compensation plan and voluntary deferred compensation plan were $2.3 and $2.6 million, respectively in 2004. In connection with the grant of the fully vested RSUs issued under the voluntary deferred compensation plan, the Company recorded a non-cash stock-based compensation charge of $2.1 million in 2004. Amortization expense related to the unearned stock-based compensation of the mandatory deferred compensation plan and matching was approximately $20 thousand in 2004. Amortization expense related to the unearned stock-based compensation of the matching under the voluntary deferred compensation plan was approximately $5 thousand in 2004.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

      The fully diluted share computations reflect the application of the treasury stock method for the unvested RSUs. The shares of common stock underlying the fully vested RSUs are included in basic and fully diluted weighted average shares outstanding in the earnings per share computation.

      Canceled Restricted Stock Units

      On October 11, 2004, the Company's Compensation Committee canceled 404,971 fully vested RSUs previously granted to an employee who resigned from the Company due to such employee's violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit in the Supreme Court of the State of New York against the Company and its wholly owned subsidiary, Cohen & Steers Capital Management, Inc., challenging the forfeiture of these RSUs. Although we cannot predict with certainty the ultimate outcome of the litigation at this time, management believes, on the advice of counsel, that the allegations in the complaint are without merit. We will defend this matter vigorously. The reversal of these fully vested RSUs resulted in a $3.9 million dollar decrease in stock-based compensation expense and related Medicare tax expenses.

Employee Stock Purchase Plan

      Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase a number of CNS shares at a purchase price of 85% of the lesser of the fair market value of the shares on the grant date or on the last day of each offering period. As of December 31, 2004, there were 64,000 approximately CNS shares issued to participating employees and outstanding. For the year ended December 31, 2004, the Company recorded an expense of $0.1 million which represents the discount on the shares issued pursuant to this plan.

Stock Appreciation Rights Plan

      As an S-corporation, the Company maintained a Stock Appreciation Rights (“SARs”) Plan (the “SARs Plan”) for selected key employees of the Company. The value of the SARs, granted pursuant to the SARs Plan, at the valuation date was derived from an EBITDA calculation for that period. The vesting period for participants was four years, with 12.5% of issued SARs vesting every six months.

      As of December 31, 2003, 17,300 SARs had been granted pursuant to the SARs Plan, of which 13,200 were outstanding, 4,100 SARs were forfeited or exercised and 10,850 SARs were vested. At December 31, 2003, the accrued expense for the SARs plan was $1.5 million, of which approximately $1.3 million was vested. For the years ended December 31, 2004, 2003 and 2002, the Company recognized SARs related stock-based compensation expense of $0.8 million, $1.3 million and $0.2 million, respectively. Pursuant to the initial public offering in 2004, all outstanding SARs were replaced by certain fully vested RSUs discussed above.

7. Marketable Securities Available-For-Sale

      Marketable securities classified as available-for-sale consist of Company-sponsored open and closed-end mutual funds and debt and preferred securities. Dividend income from Company-sponsored mutual funds was $0.4 million, $0.3 million and $0.3 million, respectively for the years ended December 31, 2004, 2003 and 2002, respectively. There were no sales of marketable securities available-for-sale and therefore no realized gains or losses during the years ended

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

December 31, 2004, 2003 and 2002. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the cost and fair value of investments in Company-sponsored mutual funds and debt and preferred securities at December 31, 2004 and 2003.

		2004				2003
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value
	($ in thousands)
Debt Securities(1)	$47,441	$—	$(215)	$47,226	$—	$—	$—	$—
Preferred Stock	13,000	72	—	13,072	—	—	—	—
Company sponsored mutual funds	6,403	3,235	(1)	9,637	4,693	1,746	—	6,439

Total investments, available for sale	$66,844	$3,307	$(216)	$69,935	$4,693	$1,746	$—	$6,439

(1) Debt securities consist of U.S. Treasury and U.S. Government agency securities.

      The following table reflects the Company's market value and amortized cost of debt securities by maturity groups at December 31, 2004:

	Amortized Cost	Market Value
Less than 1yr	$27,451	$27,386
Between 1yr–5yrs	19,990	19,840

Total	$47,441	$47,226

8. Property and Equipment

      Property and equipment as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
	($ in thousands)
Furniture and fixtures	$1,138	$1,051
Office and other equipment	2,341	2,394
Aircraft interests	2,060	2,060
Computer software	750	444
Leasehold improvements	811	738

	7,100	6,687
Less accumulated depreciation and amortization	(4,462)	(3,326)

Property and equipment-net	$2,638	$3,361

9. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is calculated by dividing net income by the weighted average number of basic common shares outstanding. Diluted EPS gives effect to dilutive equity securities.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

	Year Ended December 31,
	2004	2003	2002
	($ in thousands, except share and per share data)
Numerator for basic and fully diluted earnings per share—income available to common stockholders	$7,288	$12,051	$8,436

Denominator for basic earnings per share—weighted average shares(1)	31,815,689	26,700,000	26,475,368
Effect of dilutive securities Restricted stock units(2)	126,434	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares	31,942,123	26,700,000	26,475,368

Basic earnings per share	$0.23	$0.45	$0.32
Diluted earnings per share	$0.23	$0.45	$0.32

(1)	Includes common stock and fully vested restricted stock units granted to certain employees and directors.

(2)	The fully diluted share computations reflect the application of the treasury stock method for the unvested RSUs.

10. 401(k) and Profit-Sharing Plan

      The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 70% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. Matching contributions to the Plan amounted to $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

      Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company's contributions to the Plan. Forfeitures used to reduce the Company's contributions amounted to $0, $5 thousand, and $15 thousand for the years ended December 31, 2004, 2003, and 2002, respectively.

11. Bank Line of Credit

      On March 21, 2002, the Company entered into a $5 million Credit Agreement with a financial institution (the “lender”). The line of credit was used exclusively for the purpose of internally financing the commissions paid on sales of Class B shares of CSI. On December 22, 2003, the lender increased the line of credit to $7 million.

      As of December 2003, $4.7 million was outstanding pursuant to the line of credit. The line of credit bore interest at the federal funds rate plus 1% per annum and required the payment of an annual commitment fee of $12 thousand. The line of credit was collateralized by distribution fees and contingent deferred sales charge (“CDSC”) revenue associated with Class B shares of CSI and certain assets of Holdings. Interest expense associated with such debt was insignificant.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

      On August 13, 2004, the Company repaid in full the $4.0 million remaining balance, and terminated the line of credit prior to the initial public offering.

12. Long-Term Debt

      As of December 31, 2004 and 2003, long-term debt included a loan payable with original principal of $1.4 million which bears interest at the one month LIBOR rate (2.4% and 1.12% at December 31, 2004 and 2003, respectively) plus 250 basis points, which matures November 4, 2006. Interest on this loan is reset monthly. This loan is collateralized by fractional ownership interests in certain aircraft. The fair value of this loan as of December 31, 2004 and 2003 approximated its carrying values. Amounts outstanding pursuant to this loan as of December 31, 2004 and 2003 were $1.2 million and $1.2 million respectively, of which $74 thousand and $82 thousand respectively, were current.

      Also included in long-term debt is a loan payable with original principal of $0.6 million which bears interest at the one month LIBOR rate plus 298 basis points, which matures May 1, 2007. Interest on this loan is reset monthly. This loan is collateralized by fractional ownership interests in certain aircraft. The fair value of this loan as of December 31, 2004 and 2003 approximated its carrying values. Amounts outstanding pursuant to this loan as of December 31, 2004 and 2003 were $0.5 million and $0.6 million respectively, of which $41 thousand and $38 thousand respectively, were current.

      Aggregate future required principal payments as of December 31, 2004 are as follows:

Year Ending December 31,	($ in thousands)
2005	$115
2006	1,119
2007	439

$1,673

13. Related Party Transactions

      The Company is an investment advisor to and has administrative agreements with affiliated open-end and closed-end mutual funds of which certain employees are officers and/or directors. For the years ended December 31, 2004, 2003 and 2002, the Company earned advisory fee revenue of $77.6 million, $41.5 million, and $28.1 million, respectively, and administration fee revenue of $3.4 million, $1.3 million, and $0.7 million, respectively, from these affiliated funds. For the years ended December 31, 2004, 2003, and 2002, distribution and service fee revenue from such funds aggregated $10.2 million, $5.9 million, and $3.1 million, respectively.

      For the years ended December 31, 2004, 2003, and 2002, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived $12.2 million, $7.2 million, and $4.7 million, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees it is otherwise entitled to receive for up to ten years from the respective funds' inception dates. These fee waivers are scheduled to decrease each year for certain funds beginning in 2006. The Company does not include these fee waivers in revenues.

      For the years ended December 31, 2004, 2003, and 2002, the Company paid organizational costs of $0.2 million, $0.4 million and $0.9 million, respectively on behalf of various closed-end

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

mutual funds. For the year ended December 31, 2004, the Company paid on behalf of two open-end mutual funds $0.4 million of organizational costs.

      The Company has an agreement with an affiliated open-end mutual fund, Cohen & Steers Institutional Realty Shares, Inc., which contractually requires the Company to pay expenses of the fund so that its total annual operating expenses do not exceed 0.75% of average daily net assets. This commitment will remain in place for the fund's life. For the years ended December 31, 2004, 2003, and 2002, $0.9 million, $0.9 million and $0.7 million, respectively, of expenses paid by the Company pursuant to this agreement are included in general and administrative expenses.

      The Company has agreements with two affiliated open-end mutual funds to waive and/or reimburse certain fund expenses. The agreement with Cohen & Steers Utility Fund, Inc. contractually requires the Company to waive and/or reimburse expenses of the fund so that its total annual operating expenses do not exceed 1.50% of average daily net assets for Class A shares, 2.15% of average daily net assets for Class B and C shares, and 1.15% of average daily net assets for Class I shares. This commitment was in place through December 31, 2004. The agreement with Cohen & Steers Realty Focus Fund, Inc. (formerly known as Cohen & Steers Special Equity Fund, Inc. prior to its conversion from a no load to a multiple-class load mutual fund on September 30, 2004) contractually requires the Company to waive and/or reimburse expenses of the fund so that its total annual operating expenses do not exceed 1.65% of average daily net assets for Class A shares, 2.30% of average daily net assets for Class B and C shares, and 1.30% of average daily net assets for Class I shares. This commitment will remain in place through December 31, 2005. For the years ended December 31, 2004, 2003, and 2002, $0.4 million, $0.1 million and $0.1 million, respectively, of expenses paid by the Company pursuant to these agreements are included in general and administrative expenses.

      The Company paid $37.7 million in S-corporation distributions to S-corporation stockholders in 2004, including a final distribution payment of $20.7 million on September 29, 2004, which included all of the previously undistributed taxable operating income earned by the Company prior to the revocation of the Company's S-corporation election.

      The Company provides investment management services to Internet Realty Partners, L.P. (“IRP”), a private limited partnership. Certain employees and officers of the Company have investments in and/or act in the capacity of directors or officers of IRP. In addition certain employees and officers of the Company have investments in and/or act in the capacity of directors or officers in IRP Management, LLC, the general partner of IRP. Because it has been doubtful that IRP will be able to pay the Company its management fee, the Company did not record any revenue in 2004 and 2003.

14. Segment Reporting

      Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes disclosure requirements relating to operating segments in financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company's reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies. The Company's principal business is in asset management which includes providing investment advisory and administration services to affiliated investment companies and non-affiliated domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. The investment banking segment advises clients on mergers, acquisitions, corporate restructurings, recapitalizations and similar corporate finance transactions

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

and places securities both as agent and underwriter for its clients. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 3.

      Asset Management incurs certain expenses on behalf of Investment Banking including rent, payroll, office, telephone, professional fees, network and computer, amortization of the intangible asset, directors and officers insurance, financial reporting and other similar type of expenses. Such expenses are allocated to Investment Banking on a pro-rata basis.

      Substantially all revenue is generated in North America. In addition, all long-lived assets are located in North America.

Statement of Financial Condition Segment Data

	Asset Management	Investment Banking	Consolidated
	($ in thousands)
December 31, 2004
Current assets	$111,378	$4,758	$116,136
Non-current assets	36,835	7,319	44,154
Total assets	148,213	12,077	160,290
Current liabilities	2,528	10,473	13,001
Long-term liabilities	1,654	—	1,654
Total liabilities	4,182	10,473	14,655
December 31, 2003
Current assets	$20,013	$4,484	$24,497
Non-current assets	10,056	18	10,074
Total assets	30,069	4,502	34,571
Current liabilities	6,510	795	7,305
Long-term liabilities	6,473	19	6,492
Total liabilities	12,983	814	13,797

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

Statement of Income Segment Data

Years Ended December 31,	Asset Management	Investment Banking	Consolidated
	($ in thousands)
2004
Total revenue	$106,005	$8,108	$114,113
Operating loss	(140)	(2,251)	(2,391)
Interest expense	132	—	132
Interest and dividend income	1,191	50	1,241
Depreciation and amortization	6,371	711	7,082
Net income (loss)	7,972	(684)	7,288
2003
Total revenue	$59,062	$11,279	$70,341
Operating income	8,552	3,320	11,872
Interest expense	156	—	156
Interest and dividend income	404	31	435
Depreciation and amortization	4,066	13	4,079
Net income	8,847	3,204	12,051
2002
Total revenue	$42,169	$13,077	$55,246
Operating income	4,536	4,113	8,649
Interest expense	122	5	127
Interest and dividend income	447	78	525
Depreciation and amortization	2,602	23	2,625
Net income	4,656	3,780	8,436

15. Net Capital Requirements

      Securities, LLC and Advisors are subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10-to-1. As of December 31, 2004, Securities, LLC and Advisors net capital was $1.3 million and $3.4 million, respectively, which were $1.2 million and $3.3 million, respectively, in excess of their minimum requirements of $5 thousand and $5 thousand, respectively.

      Securities, LLC and Advisors are exempt from the SEC Rule 15c3-3 and, therefore, are not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers.”

16. Commitments and Contingencies

      Operating Leases—The Company is obligated under non-cancelable operating leases for its office space. The leases provide for rent escalations based upon increases in real estate taxes and certain other costs incurred by the lessor. The leases have an expiration date of December 31, 2007 with an option to extend the leases for five years.

      Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1.0 million, $1.0 million, and $0.8 million, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

      Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 are as follows:

Year Ending December 31, ($ in thousands)
2005	$1,434
2006	3,340
2007	3,340
2008	2,071
2009	2,071
2010 and after	9,164

$21,420

      Capital Leases—The Company leases certain office equipment under capital leases with lease terms through January 2007 and November 2007. As of December 31, 2004 and 2003, property and equipment included $64 thousand and $70 thousand respectively, related to assets under capital leases. Accumulated depreciation and amortization related to these assets was $9 thousand and $18 thousand as of December 31, 2004 and 2003, respectively.

      Future minimum lease payments under capital leases as of December 31, 2004 are as follows:

Year Ending December 31, ($ in thousands)
2005	$20
2006	21
2007	9

Total future minimum lease payments	50
Less amount representing interest	(1)

Present value of future minimum lease payments	49
Less current portion	(20)

Noncurrent portion	$29

17. Employment Agreements

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

      Each employment agreement provides for an annual base salary of $0.5 million and an annual bonus payment of at least $1.0 million, but no more than $5.0 million, as determined by the Compensation Committee of the Board of Directors, except that the bonus amount for 2004 was limited to $1.0 million. During the term, each Executive will be entitled to (1) employee benefits that are no less favorable than those employee benefits provided to him prior to the initial public offering and (2) participate in all of the Company's employee benefit programs on a basis which is no less favorable than is provided to any other executive.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

18. Investment Banking Bonus Plan

      The Company has a bonus plan (the “Bonus Plan”) in place for its Investment Banking segment. Prior to August 12, 2004, the three senior investment banking professionals of this segment were contractually entitled to receive 50% of the excess, if any, of Investment Banking's income before compensation payable under the Bonus Plan and income taxes. As of August 12, 2004, the Bonus Plan was amended and the three senior investment banking professionals of this segment are entitled to receive 45% in 2004 and 30% thereafter, of the excess, if any, of Investment Banking's income before compensation payable under the Bonus Plan and income taxes, and excluding non-cash compensation expense relating to initial RSU awards made pursuant to the initial public offering and non-cash compensation expense related to awards to the three senior Investment Banking professionals thereafter.

      The Company paid $0.8 million of estimated cash bonuses to the three senior investment banking professionals on December 21, 2004. In addition, based on estimated Bonus Plan amounts and voluntary deferred compensation plan elections made by the three senior investment banking professionals, the Company granted the professionals $0.4 million in non-cash stock-based compensation at December 21, 2004.

      For the years ended December 31, 2003 and 2002, compensation expense under the Bonus Plan amounted to $3.4 million and $4.2 million, respectively, of which $0.4 million and $0.3 million, respectively, were accrued at year-end.

19. Cash Dividends

      On October 11, 2004, the Company paid a cash dividend of $0.10 per share to the Company's stockholders of record at the close of business on September 27, 2004.

      On January 18, 2005, the Company paid a cash dividend of $0.10 per share to the Company's stockholders of record at the close of business on December 27, 2004.

20. Concentration of Credit Risk

      The Company maintains its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $0.1 million per institution. The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

      For the year ended December 31, 2004, 39% of asset management revenue was earned from three affiliated entities. For the year ended December 31, 2003, 32% of asset management revenue was earned from two affiliated entities. For the year ended December 31, 2002, 41% of asset management revenue was earned from two affiliated entities.

      For the year ended December 31, 2004, 86% of investment banking revenue was earned from four entities. For the year ended December 31, 2003, 86% of investment banking revenue was earned from three entities. For the year ended December 31, 2002, 71% of investment banking revenue was earned from two entities.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

21. Selected Quarterly Financial Data (unaudited)

      The table below presents selected quarterly financial data for 2004 and 2003. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management's Discussion and Analysis of Financial Results of Operations” included herein.

	Quarter
	1st	2nd	3rd	4th	Total
2004 (1-4)	($ in thousands, except share and per share data)

Revenue	$27,309	$25,628	$29,121	$32,055	$114,113
Operating income (loss)	10,039	8,963	(37,817)	16,424	(2,391)
Net income (loss)	9,331	8,600	(20,589)	9,946	7,288
Earnings per share:
Basic	$0.35	$0.32	($0.60)	$0.25	$0.23
Diluted	$0.35	$0.32	($0.60)	$0.25	$0.23
Weighted-average shares outstanding:
Basic	26,700,000	26,700,000	34,067,882	39,888,314	31,815,689
Diluted	26,700,000	26,700,000	34,138,124	40,014,748	31,942,123
2003 (1, 3, 4)

Revenue	$11,743	$16,835	$17,362	$24,401	$70,341
Operating income (loss)	(200)	1,573	3,215	7,284	11,872
Net income (loss)	(115)	1,635	3,280	7,251	12,051
Earnings per share:
Basic	($0.00)	$0.06	$0.12	$0.27	$0.45
Diluted	($0.00)	$0.06	$0.12	$0.27	$0.45
Weighted-average shares outstanding:
Basic	26,700,000	26,700,000	26,700,000	26,700,000	26,700,000
Diluted	26,700,000	26,700,000	26,700,000	26,700,000	26,700,000

(1)	The Company's income taxes as an S-corporation (for all periods presented through August 16, 2004), consisted solely of New York state and local income taxes. Upon conversion from an S-corporation to C-corporation status on August 16, 2004, the Company became subject to U.S. Federal and certain state and local income taxes which it had not been subject to previously. Therefore, the data presented for 2004, include results as both an S-Corporation and a C-Corporation. In addition, in connection with the one-time non-cash compensation charge of $42.2 million during 2004 (see Note 6 for further detail), the Company generated a $17.7 million deferred income tax asset that it expects to realize in 2006, 2007 and 2008 based on the delivery schedule of the RSUs.
(2)	The results presented for 2004 include operations as both a private and public company and are not necessarily indicative of the results that may be expected for future periods. The Company's 2004 results include certain substantial charges coincident with the initial public offering.
(3)	The results for 2003 include salaries and bonuses paid to our co-chief executive officers during our status as an S-corporation. In 2004, our results reflect a decrease in the salaries for each of our co-chairmen in conjunction with the conversion from an S-corporation to C-corporation as well as a bonus limit of $1.0 million each.
(4)	All per share amounts have been adjusted to reflect a 291.351127 for one stock split that was effected on June 16, 2004. See Note 9 for the computation of basic and diluted earnings per share.

COHEN & STEERS, INC. AND SUBSIDIARIES
(SUCCESSOR TO THE OPERATIONS OF
COHEN & STEERS CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2004, 2003 and 2002

22. Subsequent Events

New Lease Agreement

      On January 12, 2005, the Company entered into an agreement to sublease 46,031 square feet of office space at 280 Park Avenue, New York, New York from Credit Suisse First Boston (USA), Inc. and paid a security deposit in the amount of $1.6 million. The office space at 280 Park Avenue will be the Company's principal executive offices. The term of the sublease commenced on March 2, 2005 and terminates on January 30, 2014. Rent for the new office space will be $2.1 million per year for the first five years of the sublease and $2.3 million per year for the remainder of the term. No rent will be paid by the Company for the first nine months following the commencement of the term of the sublease on March 2, 2005.

Investment Banking Underwriting Authority

      On January 27, 2005, the NASD granted Advisors' request to expand its underwriting business to include firm commitment underwriting, and thereby increasing Advisors' net capital requirement from $5 thousand to $0.1 million.

EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amended and Restated Bylaws of the Registrant(1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—	Cohen & Steers, Inc. 2004 Stock Incentive Plan*(1)
10.5	—	Cohen & Steers, Inc. 2004 Annual Incentive Plan*(1)
10.6	—	Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.10	—	2005 Executive Officer Compensation (filed herewith)
10.11	—	Director Compensation (filed herewith)
21.1	—	Subsidiaries of the Registrant (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto).
31.1	—	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—	Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32235), for the quarter ended September 30, 2004.
*	Denotes compensatory plan