Form 10-Q
period 2005-03-31
COHEN & STEERS INC
filed 2005-05-16
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________________

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1904657 (I.R.S. Employer Identification No.)

757 Third Avenue New York, NY (Address of principal executive offices)	10017 (Zip Code)

(212) 832-3232

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 13, 2005 was 35,388,736.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of the company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is accessible on the Securities and Exchange Commission’s website at http://www.sec.gov and on Cohen & Steers’ website at cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,112	$30,164
Marketable securities available-for-sale	84,845	69,935
Accounts receivable:
Company-sponsored mutual funds	8,555	8,498
Other	4,932	4,654
Due from company-sponsored mutual funds	320	386
Income tax refunds receivable	199	380
Prepaid expenses and other current assets	1,185	2,119

Total current assets	127,148	116,136

Property and equipment-net	2,841	2,638

Intangible asset-net	12,583	13,693

Other assets:
Deferred commissions-net	5,320	5,716
Investments, company-sponsored mutual funds	–	100
Equity investment	4,075	3,961
Deferred income tax asset	19,907	18,003
Deposits	1,596	43

Total other assets	30,898	27,823

Total assets	$173,470	$160,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and compensation	$11,598	$7,328
Dividends payable	3,990	3,983
Current portion of long-term debt	103	115
Current portion of obligations under capital leases	56	20
Deferred income tax liability	760	1,301
Income taxes payable	5,560	–
Other current liabilities	43	254

Total current liabilities	22,110	13,001

Long-term liabilities:
Long-term debt	1,536	1,558
Deferred rent less current maturities	222	66
Obligations under capital leases less current maturities	99	30

Total long-term liabilities	1,857	1,654

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 35,388,736 shares issued and outstanding at March 31, 2005 and December 31, 2004	354	354
Additional paid-in capital	179,120	178,594
Accumulated deficit	(18,482)	(21,557)
Unearned compensation	(12,497)	(13,546)
Accumulated other comprehensive income, net of tax	1,008	1,790

Total stockholders’ equity	149,503	145,635

Total liabilities and stockholders’ equity	$173,470	$160,290

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,

	2005	2004

Revenue:
Investment advisory and administration fees:
Closed-end mutual funds	$14,066	$8,801
Open-end mutual funds	9,689	8,282
Institutional separate accounts	3,565	2,646

Total investment advisory and administration fees	27,320	19,729
Distribution and service fee revenue	2,869	2,408
Portfolio consulting and other	1,029	709
Investment banking fees	2,889	4,463

Total revenue	34,107	27,309

Expenses:
Employee compensation and benefits	8,659	8,980
General and administrative	5,403	2,757
Distribution and service fee expenses	6,660	4,195
Amortization, deferred commissions	989	1,057
Depreciation and amortization	1,375	281

Total expenses	23,086	17,270

Operating income	11,021	10,039

Non-operating income (expense):
Interest and dividend income	551	101
Gain from sale of marketable securities	507	–
Foreign currency transaction loss	(21)	–
Interest expense	(22)	(42)

Total non-operating income	1,015	59

Income before income taxes and equity in earnings of affiliate	12,036	10,098
Income tax expense	(5,059)	(767)
Equity in earnings of affiliate, net of tax	88	–

Net income	$7,065	$9,331

Earnings per share:
Basic	$0.18	$0.35

Fully Diluted	$0.18	$0.35

Weighted average shares outstanding:
Basic	40,022,054	26,700,000

Fully Diluted	40,234,923	26,700,000

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Three Months Ended March 31, 2005

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income, Net	Total

Beginning balance, January 1, 2005	$354	$178,594	$(21,557)	$(13,546)	$1,790	$145,635
Dividends	–	–	(3,990)	–	–	(3,990)
Issuance of restricted stock units	–	649	–	–	–	649
Amortization of unearned compensation	–	–	–	1,102	–	1,102
Forfeitures of restricted stock unit awards	–	(123)	–	(53)	–	(176)
Net income	–	–	7,065	–	–	7,065
Other comprehensive loss, net of taxes	–	–	–	–	(782)	(782)

Ending balance, March 31, 2005	$354	$179,120	$(18,482)	$(12,497)	$1,008	$149,503

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$7,065	$9,331
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned compensation	1,600	–
Amortization, deferred commissions	989	1,057
Depreciation and amortization	1,375	281
Amortization, bond discount - net	(43)	–
Deferred rent	158	(8)
Gain on sale of marketable securities	(507)	–
Equity in earnings of affiliate	(88)	–
Deferred income taxes	(1,904)	(260)
Foreign currency transaction loss	21	–
Changes in operating assets and liabilities:
Accounts receivable, company-sponsored mutual funds	(57)	(1,458)
Accounts receivable, others	(299)	(511)
Due from company-sponsored mutual funds	(147)	(607)
Income tax refunds receivable	181	43
Prepaid expenses and other current assets	93	157
Deferred commissions	(573)	(1,256)
Deposits	(1,553)	–
Accrued expenses	4,210	6,482
Income taxes payable	6,381	873

Net cash provided by operating activities	16,902	14,124

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(27,036)	(289)
Proceeds from maturities of marketable securities available-for-sale	9,970	–
Proceeds from sale of marketable securities available-for-sale	1,522	–
Increase in investment in affiliate	(91)	–
Purchases of property and equipment	(258)	(109)

Net cash used in investing activities	(15,893)	(398)

Cash flows from financing activities:
Distributions to S-corporation shareholders	–	(11,500)
Dividends to stockholders	(3,983)	–
Repayment of bank line of credit	–	(129)
Payment of capital lease obligations	(5)	(4)
Principal payments on long-term debt	(34)	(33)
Offering costs	–	(1,012)

Cash used in financing activities	(4,022)	(12,678)

Net increase (decrease) in cash and cash equivalents	(3,013)	1,048
Effect of foreign currency translation	(39)	–

Cash and cash equivalents, beginning of period	30,164	7,526

Cash and cash equivalents, end of period	$27,112	$8,574

Cash paid for interest	$28	$49

Cash paid for taxes, net	$465	$110

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Cohen & Steers, Inc. (“CNS”) completed the initial public offering of its common stock on August 18, 2004. On August 17, 2004, prior to the completion of the initial public offering and pursuant to a reorganization into a holding company structure, CNS became the parent holding company of Cohen & Steers Capital Management, Inc. (“CSCM”). CNS, together with its direct and indirect subsidiaries, succeeded to the business conducted by CSCM and its subsidiaries. The reorganization is described in greater detail in the Registration Statement on Form S-1 (File No. 333-114027) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the initial public offering. On August 16, 2004, the Company terminated its status as an S-corporation under Subchapter S of the Internal Revenue Code and converted to a C-corporation. The three months ended March 31, 2004 represent operations as a private company and include results that are not necessarily comparable with the results of operations as a public company in the three months ended March 31, 2005.

The condensed consolidated financial statements include the accounts of CNS and its direct and indirect subsidiaries, which include CSCM, Cohen & Steers Securities, LLC (“Securities, LLC”), Cohen & Steers Capital Advisors, LLC (“Advisors, LLC”) and Cohen & Steers Holdings, LLC (collectively, the “Company”). Material intercompany transactions and balances have been eliminated in consolidation.

The Company is a registered investment advisor providing investment management services to individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a registered investment advisor, the Company manages high-income equity portfolios, specializing in real estate investment trusts, global real estate securities, preferred securities, utilities and other high-income common stocks. Through its registered broker-dealers, Securities, LLC and Advisors, LLC, the Company provides distribution services for certain of its funds as well as investment banking services to companies in real estate and real estate intensive businesses. On January 27, 2005, the National Association of Securities Dealers (“NASD”) approved the expansion of Advisors, LLC’s underwriting business to include firm commitment underwriting.

2. Basis of Presentation and Significant Accounting Policies

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company’s unaudited condensed consolidated financial statements and notes should be read together with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2005 presentation.

Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale have historically consisted of investments in Company-sponsored open-end and closed-end mutual funds. Subsequent to CNS’s initial public offering, the Company has also invested in debt and preferred instruments and has classified these investments as marketable securities available-for-sale. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

Deferred Commissions—Deferred commissions consist of commissions paid in advance to broker-dealers in connection with the sale of certain shares of Company-sponsored open-end load mutual funds and are capitalized and amortized over a period not to exceed six years.

Investment Advisory and Administration Fees—The Company earns the majority of its revenue by providing asset management services to Company-sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. This revenue is recognized at various intervals throughout the year as such fees are earned.

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

Portfolio Consulting Fees—The Company earns revenue for various portfolio consulting services provided to clients, as well as for providing a license to use its name. This revenue is recognized pursuant to the terms of individual agreements and is based on the net assets of the clients’ funds.

New Accounting Pronouncements—In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), which requires public companies to recognize the cost resulting from all share-based transactions in their financial statements. SFAS No. 123 eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25. The adoption of the revised SFAS No. 123 did not materially impact the Company’s unaudited condensed consolidated financial position or results of operations.

In September 2004, The Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires that individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after October 13, 2004. The adoption of EITF 04-10 did not materially impact the Company’s identified segments.

3. Intangible Asset

The intangible asset, which expires in January 2008, reflects the independently determined value of the non-competition agreements that the Company received from certain employees who received fully vested restricted stock units (“RSUs”) at the time of CNS’s initial public offering in exchange for terminated stock appreciation rights granted to such holders prior to CNS’s initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements. The following details the gross carrying amounts and accumulated amortization for the intangible asset at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

	(in thousands)
Gross carrying amount	$15,400	$15,400
Accumulated amortization	(2,817)	(1,707)

Intangible asset, net	$12,583	$13,693

Amortization expense of the intangible asset was approximately $1,110,000 in the three months ended March 31, 2005. Estimated amortization expense from April 1, 2005 through January 31, 2008, the date of expiration, is as follows:

Years ended December 31,	Estimated Amortization Expense (in thousands)

2005	$3,331
2006	4,441
2007	4,441
2008	370

4. Investments

Marketable Securities

Marketable securities classified as available-for-sale consist of investments in Company-sponsored open-end and closed-end mutual funds and debt and preferred securities. Dividend income from Company-sponsored mutual funds was approximately $44,000 and $100,000, respectively, in the three months ended March 31, 2005 and 2004.

The following is a summary of the cost and fair value of investments in marketable securities at March 31, 2005 and December 31, 2004.

	March 31, 2005 Gross Unrealized				December 31, 2004 Gross Unrealized

	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value

	(in thousands)
Debt securities (1):
Less than 1 year	$26,442	$–	$(144)	$26,298	$27,451	$–	$(65)	$27,386
Between 1yr - 5 yrs	32,864	–	(235)	32,629	19,990	–	(150)	19,840
Preferred securities	18,000	51	–	18,051	13,000	72	–	13,072
Company sponsored mutual funds	5,732	2,135	–	7,867	6,403	3,235	(1)	9,637

Total investments, available for sale	$83,038	$2,186	$(379)	$84,845	$66,844	$3,307	$(216)	$69,935

(1) Debt securities consist of U.S. Treasury and U.S. Government agency securities.

In the three months ended March 31, 2005, sales proceeds and gross realized gains were approximately $1,522,000 and $507,000, respectively. There were no sales activity in the three months ended March 31, 2004.

Equity Investment

At March 31, 2005, the Company had a non-controlling 50% investment of approximately $4,100,000 in Houlihan Rovers, S.A., the Company’s Brussels-based investment advisor affiliate. The Company accounts for its investment in Houlihan Rovers using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. In the first quarter of 2005, the Company recognized approximately $152,000 of income from Houlihan Rovers.

5. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

	2005	2004

	(in thousands, except share and per share data)
Net income	$7,065	$9,331

Basic weighted average shares outstanding	40,022,054	26,700,000
Dilutive potential shares from restricted stock awards	212,869	–

Dilutive weighted average shares outstanding	40,234,923	26,700,000

Basic earnings per share	$0.18	$0.35

Diluted earnings per share	$0.18	$0.35

6. Income Taxes

On August 16, 2004, the Company terminated its status as an S-corporation and converted to a C-corporation. For all periods prior to such date, the Company operated as an S-corporation and was not subject to U.S. Federal and certain state income taxes. The Company’s historical income tax expense consisted of New York State and New York City income taxes. As a C-corporation, the Company is liable for federal and certain state and local income taxes to which it had not been previously subject.

The Company accounts for taxes in accordance with the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes.” In accordance with SFAS No. 109, recognition of tax benefits or expenses is required for temporary differences between the book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using the tax rates expected during the periods in which the differences are expected to reverse. In connection with the non-cash compensation charge associated with the grant of fully vested RSUs to certain employees in August 2004, the Company generated a deferred income tax asset of approximately $17,700,000 that it expects to realize in 2006, 2007 and 2008 based on the delivery schedule of the RSUs.

7. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income in the three months ended March 31, 2005 are as follows:

	Three Months Ended March 31,

	2005	2004

	(in thousands)
Net income	$7,065	$9,331
Foreign currency translation adjustment	(39)	–
Net unrealized gain (loss) on available-for-sale securities, net of tax	(1,037)	579
Reclassification of realized gain on available-for-sale securities, net of tax	294	–

Total comprehensive income	$6,283	$9,910

8. Regulatory Requirements

Securities, LLC and Advisors, LLC as registered broker-dealers and member firms of the NASD, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”), which requires that broker-dealers maintain a minimum level of net capital, as defined. At March 31, 2005, Securities, LLC and Advisors, LLC had net capital of approximately $2,200,000 and $5,500,000, respectively, which exceeded their requirements by approximately $2,100,000 and $5,400,000, respectively.

The Net Capital Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Net Capital Rule. Accordingly, at March 31, 2005, the payments of dividends and advances by Securities, LLC and Advisors, LLC are limited to approximately $2,032,000 and $5,377,000, respectively, under the most restrictive of these requirements.

Securities, LLC and Advisors, LLC do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(2)(i) and (k)(2)(ii) of such rule.

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. In the three months ended March 31, 2005 and 2004, the Company earned advisory fee revenue of approximately $22,800,000 and $16,500,000, respectively, and administration fee revenue of approximately $1,000,000 and $600,000, respectively, from these affiliated funds. In the three months ended March 31, 2005 and 2004, distribution and service fee revenue from such funds aggregated approximately $2,900,000 and $2,400,000, respectively.

In the three months ended March 31, 2005 and 2004, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $4,200,000 and $2,600,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees it is otherwise entitled to receive for up to ten years from the respective funds’ inception dates. These fee waivers are scheduled to decrease each year for certain funds beginning in 2006. The Company does not include these fee waivers in revenues.

In the three months ended March 31, 2005, the Company incurred organizational costs of approximately $1,300,000 on behalf of two closed-end mutual funds and organizational costs of approximately $500,000 on behalf of two open-end mutual funds. There were no such expenses incurred by the Company in the first three months of 2004.

The Company has an agreement with an affiliated open-end mutual fund, Cohen & Steers Institutional Realty Shares, Inc., which contractually requires the Company to pay expenses of the fund so that its total annual operating expenses do not exceed 0.75% of average daily net assets. This commitment will remain in place for the fund’s life. In each of the three months ended March 31, 2005 and 2004, approximately $300,000 of expenses were incurred by the Company pursuant to this agreement and are included in general and administrative expenses.

The Company has agreements with four other affiliated open-end mutual funds to waive and/or reimburse certain fund expenses. The agreements with Cohen & Steers Utility Fund, Inc., Cohen & Steers Realty Focus Fund, Inc., Cohen and Steers VIF Realty Fund, Inc. and Cohen & Steers International Realty Fund, Inc. contractually require the Company to waive and/or reimburse expenses of the respective funds. These commitments will remain in place through December 31, 2005. In the three months ended March 31, 2005, approximately $100,000 of expenses incurred by the Company pursuant to these agreements are included in general and administrative expenses. There were no such expenses incurred by the Company in the first three months of 2004.

See Note 4 relating to additional investments in Company-sponsored mutual funds.

10. Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes disclosure requirements relating to operating segments in financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company’s reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies.

The Company does not record revenues between segments (referred to as inter-segment revenues).

The Company evaluates performance of its segments based on profit or loss from operations before taxes. Information on the unaudited condensed consolidated statement of financial condition data by segment is not disclosed because it is not used in evaluating segment performance and deciding how to allocate resources to segments.

Summarized financial information for the Company’s reportable segments is presented in the following table:

Statement of Income Segment Data

	Three Months Ended March 31,

	2005	2004

	(in thousands)
Asset Management
Total revenue	$31,218	$22,846
Expenses	20,855	14,278
Operating income	10,363	8,568
Non-operating income	1,143	53
Income before taxes	11,506	8,621

Investment Banking
Total revenue	$2,889	$4,463
Expenses	2,231	2,992
Operating income	658	1,471
Non-operating income	24	6
Income before taxes	682	1,477

Total
Total revenue	$34,107	$27,309
Expenses	23,086	17,270
Operating income	11,021	10,039
Non-operating income	1,167	59
Income before taxes	12,188	10,098

11. Subsequent Events

On April 15, 2005, the Company paid a cash dividend of $0.10 per share to the Company’s stockholders of record at the close of business on March 29, 2005.

On May 9, 2005, the Company’s Board of Directors declared a cash dividend of $0.10 per share to the Company’s stockholders of record at the close of business on June 29, 2005, payable on July 18, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2005 and March 31, 2004. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements. When we use the terms “Cohen & Steers,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

Cohen & Steers, Inc. is a manager of high-income equity portfolios, specializing in U.S. REITs, global real estate securities, preferred securities, utilities and other high-dividend paying common stocks. We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses.

Assets Under Management

We manage three types of accounts: closed-end mutual funds, open-end load and no-load mutual funds and institutional separate accounts.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented.

Changes in Assets Under Management (AUM)

(in millions)

	Three Months Ended March 31,

	2005	2004

Total Accounts:
Beginning AUM	$18,300.7	$11,680.1
Net flows	574.1	2,639.1
Net appreciation/(depreciation)	(1,097.4)	1,220.1

Ending AUM	17,777.4	15,539.3

Total net flows/beginning AUM (%)	3.1%	22.6%

Change in AUM (%)	-2.9%	33.0%

Closed-end mutual funds
Beginning closed-end mutual funds AUM	$8,984.4	$4,790.6
Net flows	604.5	2,472.0
Net appreciation/(depreciation)	(463.2)	401.9

Ending closed-end mutual funds AUM	9,125.7	7,664.5

Open-end mutual funds
Beginning open-end mutual funds AUM	$5,198.6	$3,897.1

Subscriptions	418.2	416.1
Redemptions	(422.9)	(249.3)

Net subscriptions/(redemptions)	(4.7)	166.8
Net appreciation/(depreciation)	(370.1)	450.1

Ending open-end mutual funds AUM	4,823.8	4,514.0

Institutional separate accounts
Beginning institutional separate accounts AUM	$4,117.7	$2,992.4

Inflows	86.5	110.6
Outflows	(112.2)	(110.3)

Net flows	(25.7)	0.3
Net appreciation/(depreciation)	(264.1)	368.1

Ending institutional separate accounts AUM	3,827.9	3,360.8

Houlihan Rovers
Beginning AUM	$569.0	$358.5

Inflows - institutional separate accounts AUM	78.6	75.4
Inflows - Cohen & Steers sub-advised AUM (1)	147.8	0.0

Net flows	226.4	75.4
Net appreciation	0.9	38.4

Ending AUM	$796.3	$472.3

Total net flows/beginning AUM (%)	39.8%	21.0%
Change in AUM (%)	39.9%	31.7%

(1) Included in Cohen & Steers Assets Under Management

The following table sets forth the breakdown of the total assets under management by security type as of the dates shown.

Assets Under Management (AUM)

(in millions)

	March 31, 2005	% of assets	December 31, 2004	% of assets	March 31, 2004	% of assets

Security Type
Real Estate Common Stocks	$12,596.9	71%	$13,542.5	74%	$11,605.5	75%
Utility Common Stocks	1,997.7	11%	1,913.8	10%	959.4	6%
Other U.S. Common Stocks	137.4	1%	0.0	0%	0.0	0%
Foreign Common Stocks	20.7	0%	0.0	0%	0.0	0%
Real Estate Preferred Stocks	1,439.0	8%	1,377.1	8%	996.9	6%
Corporate Preferred Stocks	963.7	5%	955.7	5%	786.6	5%
Fixed Income (1)	119.1	1%	153.2	1%	97.4	1%
Cash and Short-Term Investments	502.9	3%	358.4	2%	1,093.5	7%

Total AUM	$17,777.4	100%	$18,300.7	100%	$15,539.3	100%

Houlihan Rovers
Institutional Separate Accounts	$648.5	81%	$569.0	100%	$472.3	100%
Cohen & Steers Sub-Advised Mutual Funds (2)	147.8	19%	0.0	0%	0.0	0%

Total AUM	$796.3	100%	$569.0	100%	$472.3	100%

(1) Includes corporate bonds

(2) Included in Cohen & Steers Asset Under Management

Assets under management were $17.8 billion at March 31, 2005, a 14% increase from $15.5 billion at March 31, 2004. Assets under management increased in every asset category and every account type in the twelve months ended March 31, 2005. By product type, at March 31, 2005:

•	51% of assets under management were held in closed-end mutual funds, compared with 49% at March 31, 2004;
•	27% were held in open-end mutual funds, compared with 29% at March 31, 2004; and
•	22% were held in institutional separate accounts, compared with 22% at March 31, 2004.

Real estate common stocks represented 71% of assets under management at March 31, 2005, compared with 75% at March 31, 2004. Utility stocks, foreign and other U.S. common stocks represented 12% of assets under management at March 31, 2005, compared with 6% at March 31, 2004, as we continued to expand and broaden our investment platform. Real estate preferred and corporate preferred stocks comprised 13% of assets under management at March 31, 2005, compared with 11% at March 31, 2004. The remaining assets under management were held in fixed income securities and cash and short-term investments.

Sequentially, assets under management at March 31, 2005 decreased 3%, or $523.3 million, compared with $18.3 billion at December 31, 2004, with net flows of $574.1 million being offset by market depreciation. In the three months ended March 31, 2005, closed-end mutual fund flows were $604.5 million; open-end mutual funds had net redemptions of $4.7 million; and institutional separate accounts had net outflows of $25.7 million.

Assets under management for Houlihan Rovers, Cohen & Steers Brussels-based affiliate, increased 69% to $796.3 million at March 31, 2005, compared with $472.3 million at March 31, 2004. Sequentially, assets under management increased 40%, or $227.3 million, compared with $569.0 million at December 31, 2004. The majority of the increase in assets under management in the first quarter for Houlihan Rovers was attributable to $226.4 million in net flows. This increase included $147.8 million that Houlihan Rovers subadvises for two Cohen & Steers mutual funds. Houlihan Rovers assets under management that are not subadvised for Cohen & Steers ($648.5 million at March 31, 2005) are not included in Cohen & Steers assets under management.

Closed-end mutual funds

Closed-end mutual fund assets under management increased 19% to $9.1 billion at March 31, 2005, compared with $7.7 billion at March 31, 2004. The increase in assets under management was primarily attributable to offerings of both common stock for new funds and preferred stock for new and existing funds. Sequentially, closed-end mutual fund assets under management increased $141.3 million from $9.0 billion at December 31, 2004.

Closed-end mutual fund flows were $604.5 million in the three months ended March 31, 2005, compared with $2.5 billion in the three months ended March 31, 2004. In January 2005, we launched Cohen & Steers Dividend Majors Fund, our first diversified portfolio of high dividend-paying common stocks. This fund raised $244.1 million, net of underwriting fees. In March 2005, we raised $286.6 million, net of underwriting fees, in our first global real estate securities portfolio, Cohen & Steers Worldwide Realty Income Fund. Houlihan Rovers will serve as a sub-advisor for this fund, coordinating the European and Asian stock selection process. In May 2005, we expect the fund to offer approximately $150 million in Auction Market Preferred Securities (“AMPS”) for the purpose of creating the level of investment leverage specified by the fund’s prospectus. In the first quarter of 2005, we also raised $73.9 million in AMPS for an existing fund for purpose of maintaining the level of investment leverage specified by the fund’s prospectus. The assets raised in the first quarter of 2004 were the result of two new closed-end funds and the associated AMPS with one of these funds.

Market depreciation was $463.2 million in the three months ended March 31, 2005, compared with market appreciation of $401.9 million in the three months ended March 31, 2004.

We do not anticipate offering any new closed-end funds in the second quarter of 2005.

Open-end mutual funds

The following table provides information regarding the composition of our open-end mutual fund assets under management.

Composition of Open-End Mutual Fund Assets Under Management

(in millions)

	March 31, 2005	% of assets	December 31, 2004	% of assets	March 31, 2004	% of assets

Load fund - Class A	$674.0	14.0%	$670.2	12.9%	$495.3	11.0%
Load fund - Class B	251.0	5.2%	288.5	5.6%	281.4	6.2%
Load fund - Class C	666.4	13.8%	734.2	14.1%	649.5	14.4%
Load fund - Class I	233.1	4.8%	234.9	4.5%	125.9	2.8%
No load funds	2,999.3	62.2%	3,270.8	62.9%	2,961.9	65.6%

	$4,823.8	100.0%	$5,198.6	100.0%	$4,514.0	100.0%

Open-end mutual fund assets under management increased 7% to $4.8 billion at March 31, 2005 from $4.5 billion at March 31, 2004. The increase was primarily attributable to market appreciation in 2004. In the first quarter of 2005, we launched two new open-end funds: Cohen & Steers International Realty Fund, an international real estate securities portfolio, and Cohen & Steers VIF Realty Income Fund, which invests in U.S. real estate securities and is designed for the variable annuity market. These funds commenced operations in March 2005 and had no material impact on our assets under management as of March 31, 2005. Sequentially, open-end mutual fund assets under management decreased $374.8 million from $5.2 billion at December 31, 2004.

Net redemptions for open-end mutual funds were $4.7 million in the three months ended March 31, 2005, compared with net subscriptions of $166.8 million in the three months ended March 31, 2004. Gross subscriptions increased to $418.2 million in the three months ended March 31, 2005 from $416.1 million in the three months ended March 31, 2004. However, redemptions totaled $422.9 million in the three months ended March 31, 2005, a significant increase from $249.3 million in the three months ended March 31, 2004. Cohen & Steers Utility Fund, which was launched in the second quarter of 2004, had the largest amount of net subscriptions among all of our open-end mutual funds, with $64 million of net subscriptions. Four out of our six open-end mutual funds had net subscriptions in the first quarter of 2005.

Market depreciation across all of our open-end mutual funds was $370.1 million in the three months ended March 31, 2005, compared with market appreciation of $450.1 million in the three months ended March 31, 2004.

Load open-end mutual funds represented 38% of total open-end mutual fund assets at March 31, 2005, compared with 34% at March 31, 2004. At March 31, 2005:

•	37% of the load open-end funds’ net assets were represented by Class C shares, compared with 42% at March 31, 2004;

•	37% by Class A shares, compared with 32% at March 31, 2004;
•	14% by Class B shares, compared with 18% at March 31, 2004; and
•	13% by Class I shares, compared with 8% at March 31, 2004.

Subscriptions for our load funds were $194.7 million in the three months ended March 31, 2005, compared with $193.0 million in the three months ended March 31, 2004. The increase in Class A shares as a percentage of load open-end mutual fund assets was due to an increase in sales of Class A shares and a decrease in sales of Class B and C shares as a total percentage of all new load open-end mutual fund subscriptions. The increase in Class I shares was primarily due to the conversion of Cohen & Steers Realty Focus Fund from a no load open-end mutual fund to a multiple-class load fund in 2004.

Institutional separate accounts

Institutional separate account assets under management increased 14% to $3.8 billion at March 31, 2005 from $3.4 billion at March 31, 2004. The majority of the increase in assets under management during this period was due to market appreciation in 2004. Institutional separate accounts had net outflows of $25.7 million in the three months ended March 31, 2005, compared with net inflows of $0.3 million in the three months ended March 31, 2004. Inflows were $86.5 million in the three months ended March 31, 2005, compared with $110.6 million in the three months ended March 31, 2004. Outflows were $112.2 million in the three months ended March 31, 2005, compared with $110.3 million in the three months ended March 31, 2004.

Unlike the fourth quarter of 2004, a large majority of the institutional separate account outflows in the first quarter of 2005 were the result of increased redemptions in the accounts for which we serve as a sub-advisor. These accounts are commingled accounts that are not Cohen & Steers sponsored products. As of March 31, 2005, we provided investment advisory services to seven such accounts with $1.2 billion in assets. These assets are included in institutional separate accounts. Our other institutional separate accounts had significantly less redemptions due to rebalancing during the most recent quarter. We gained one new institutional separate account in the first quarter of 2005. As of March 31, 2005 we managed 40 institutional separate accounts, which compared with 39 institutional separate accounts at March 31, 2004. Sequentially, institutional separate account assets under management decreased $289.8 million from $4.1 billion at December 31, 2004.

Market depreciation was $264.1 million in the three months ended March 31, 2005, compared with market appreciation of $368.1 million in the three months ended March 31, 2004.

Results of Operations

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses.

	Three Months Ended March 31,

	2005	2004

	(in thousands)
Asset Management
Total revenue	$31,218	$22,846
Total expenses	20,855	14,278
Operating income	10,363	8,568
Non-operating income, net	1,143	53
Income before taxes	11,506	8,621

Investment Banking
Total revenue	$2,889	$4,463
Total expenses	2,231	2,992
Operating income	658	1,471
Non-operating income, net	24	6
Income before taxes	682	1,477

Total
Total revenue	$34,107	$27,309
Total expenses	23,086	17,270
Operating income	11,021	10,039
Non-operating income, net	1,167	59
Income before taxes	12,188	10,098

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenue

Total revenue increased 25% to $34.1 million in the three months ended March 31, 2005 from $27.3 million in the three months ended March 31, 2004. This increase was primarily the result of an increase in investment advisory and administration fees attributable to the increase in assets under management driven by net appreciation in every asset category coupled with inflows into our closed-end funds in the twelve months ended March 31, 2005, partially offset by investment banking fees.

Asset Management

Revenue increased 37% to $31.2 million in the three months ended March 31, 2005 from $22.8 million in the three months ended March 31, 2004. Investment advisory and administration fees increased 38% to $27.3 million in the three months ended March 31, 2005, compared with $19.7 million in the three months ended March 31, 2004.

In the three months ended March 31, 2005, revenue from closed-end mutual funds was $14.1 million, compared with $8.8 million in the three months ended March 31, 2004. The first quarter of 2005 included a full quarter of revenue in the amount of $5.7 million from the completion of two new fund offerings during 2004, compared with $1.4 million of revenue generated from these two funds during the first quarter of 2004. This increase of $4.3 million represented 82% of the $5.3 million increase in closed-end mutual fund revenue in the first quarter of 2005. The remaining increase in closed-end mutual fund revenue was due to increased assets under management from market appreciation during 2004 and additional auction market preferred share offerings for existing funds in 2004 and the first quarter of 2005. We launched two new closed-end mutual funds in the first quarter of 2005, Cohen & Steers Dividend Majors Fund, which contributed two months of revenue and Cohen & Steers Worldwide Realty Income Fund, which had no impact on our revenue during the period.

In the three months ended March 31, 2005, total investment advisory and administration revenue from open-end mutual funds was $9.7 million, compared with $8.3 million in the three months ended March 31, 2004. The increase in investment advisory and administration revenue was attributable to increased assets under management across all of our open-end mutual funds. Distribution and service fee revenue totaled $2.9 million in the three months ended March 31, 2005, compared with $2.4 million in the three months ended March 31, 2004. This increase in distribution and service fee revenue was primarily due to increased assets in Cohen & Steers Realty Income Fund and Cohen & Steers Utility Fund. Specifically, distribution fee revenue and shareholder service fee revenue were $2.1 million and $0.8 million, respectively, in the three months ended March 31, 2005, compared with $1.8 million and $0.6 million, respectively, in the three months ended March 31, 2004.

Investment Banking

Revenue decreased 35% to $2.9 million in the three months ended March 31, 2005 from $4.5 million in the three months ended March 31, 2004 primarily as a result of a decrease in transaction volume. Average revenue per revenue generating client remained relatively constant at $0.7 million. Investment Banking generated revenue from four clients in the three months ended March 31, 2005, compared with six clients in the three months ended March 31, 2004. All of the revenue in the three months ended March 31, 2005 was generated from existing clients. In the three months ended March 31, 2005 and 2004, three clients represented 93% and 96% of revenue, respectively.

Expenses

Total operating expenses increased 34% to $23.1 million in the three months ended March 31, 2005 from $17.3 million in the three months ended March 31, 2004, primarily due to a significant increase in general and administrative expenses, distribution and service fee expenses and depreciation and amortization expenses.

Employee compensation and benefits expense decreased 4% to $8.7 million in the three months ended March 31, 2005, from $9.0 million in the three months ended March 31, 2004. This was primarily a result of a decrease in incentive compensation, which included an increase in deferred compensation attributable to our mandatory deferred compensation plan, partially offset by an increase associated with the addition of personnel.

General and administrative expenses increased 96% to $5.4 million in the three months ended March 31, 2005 from $2.8 million in the three months ended March 31, 2004. Included in general and administrative expenses in the first quarter of 2005 were $1.8 million of expenses associated with the launch of four mutual funds during the first quarter of 2005. General and administrative expenses also increased as a result of approximately $0.8 million of public company operating expenses incurred since the initial public offering. In addition, we incurred $0.2 million of non-cash rent expense associated with the commencement of a sublease agreement for our new headquarters at 280 Park Avenue.

Distribution and service fee expenses increased 59% to $6.7 million in the three months ended March 31, 2005 from $4.2 million in the three months ended March 31, 2004 primarily as a result of the launch of new closed-end and open-end mutual funds, inflows into our open-end mutual funds and market appreciation of assets in the open and closed-end mutual funds during 2004.

Distribution expenses for closed-end mutual funds were $2.9 million in the three months ended March 31, 2005, compared with $1.7 million in the three months ended March 31, 2004, and contributed the most to the increase in distribution and service fee expenses. Of the $1.2 million increase in distribution expenses from closed-end mutual funds, 97% of the increase was attributable to new closed-end mutual funds launched in 2004 and the first quarter of 2005. Distribution fees, shareholder service fees and other distribution expenses for open-end mutual funds were $3.5 million in the three months ended March 31, 2005, compared with $2.5 million in the three months ended March 31, 2004. Sales commission expenses for the sale of Class A shares of our open-end load mutual funds were $0.3 million in the three months ended March 31, 2005, compared with $23 thousand in the three months ended March 31, 2004.

Depreciation and amortization increased 389% to $1.4 million in the three months ended March 31, 2005 from $0.3 million in the three months ended March 31, 2004. Included in depreciation and amortization expense in the first quarter of 2005 was a non-cash expense of $1.1 million relating to amortization of an intangible asset recorded in connection with the grant of fully vested RSUs at our initial public offering. The intangible asset, which expires in 2008, reflects the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested RSUs at our initial public offering and is allocated to our two business segments.

Non-operating Income

Non-operating income, which includes our share of net income of Houlihan Rovers, which was $1.2 million in the three months ended March 31, 2005, compared with $0.1 million in the three months ended March 31, 2004. The increase in non-operating income primarily reflects interest and dividend income earned on cash raised from our initial public offering. We also recognized a gain on the sale of marketable securities of $0.5 million in the three months ended March 31, 2005.

Income Taxes

Historical income tax expense consisted solely of New York state and local income taxes; prior to our initial public offering, we were exempt from federal income taxes due to our status as an S-corporation. However, upon our conversion from an S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. Federal and certain state and local income taxes. We recorded an income tax expense of $5.1 million in the three months ended March 31, 2005, compared with an income tax expense of $0.8 million in the three months ended March 31, 2004.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with the majority of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows are generally created as a result of the operating activities of our business segments, with advisory and administrative fees a significant contributor.

Cash, cash equivalents, accounts receivable and marketable securities available-for-sale were 72% and 71% of total assets as of March 31, 2005 and December 31, 2004, respectively. Working capital was $105.0 million at March 31, 2005, compared with $103.1 million at December 31, 2004.

Cash and cash equivalents decreased by $3.1 million in the first three months of 2005, with $16.9 million provided by operating activities. Cash of $15.9 million was used in investing activities, primarily for the purchase of $27.0 million of marketable securities, $0.2 million of which were in mutual funds sponsored by us, partially offset by proceeds from sales and maturities of marketable securities. Cash of $4.0 million was used in financing activities, primarily for dividends paid to stockholders.

Cash and cash equivalents increased by $1.0 million in the first three months of 2004, with $14.1 million provided by operating activities. Cash of $0.4 million was used in investing activities, primarily for the purchase of marketable securities. Cash of $12.7 million was used in financing activities, primarily related to S-corporation cash distributions made to shareholders and offering costs paid pursuant to our initial public offering.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealers, as prescribed by the SEC. At March 31, 2005, our regulatory net capital exceeded the minimum requirement by $7.5 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space, long-term debt on aircraft, and capital leases for office equipment. The following summarizes our contractual obligations as of March 31, 2005:

	Contractual Obligations
	2005	2006	2007	2008	2009	2010 and after	Total

	(in thousands)
Operating leases	$1,120	$3,340	$3,340	$2,071	$2,071	$9,165	$21,107
Long-term debt	78	1,121	440	–	–	–	1,639
Capital lease obligations, net	42	58	46	9	–	–	155

Total Contractual Obligations	$1,240	$4,519	$3,826	$2,080	$2,071	$9,165	$22,901

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Recent Development

We have established an office in Hong Kong, which will support our global real estate securities investment management activities as well as those of our affiliate, Houlihan Rovers, S.A. In 2005, we expect to incur approximately $0.7 million of expenses associated with this office.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements on our Annual Report on Form 10-K for the year ended December 31, 2004.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale have historically consisted of open and closed-end mutual funds sponsored by us. Subsequent to our initial public offering, we also invested in debt and preferred instruments and have classified these investments as marketable securities available-for-sale. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

Deferred Commissions

Deferred commissions consist of commissions paid in advance to broker-dealers in connection with the sale of certain shares of open-end load mutual funds sponsored by us and are capitalized and amortized over a period not to exceed six years.

Investment Advisory and Administration Fees

We earn revenue from asset management services provided to our proprietary open-end and closed-end mutual funds and to institutional separate accounts. This revenue is based on the net assets of each client’s portfolio and is earned pursuant to the terms of the underlying contract and is charged in arrears on a monthly or quarterly basis. We also earn revenue from administration fees paid by certain sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. We recognize this revenue as we earn such fees.

Distribution and Service Fee Revenue

Distribution and service fee revenue is recognized as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expenses.

Portfolio Consulting Fees

We earn revenue for various portfolio consulting services provided to clients, as well as for providing a license to use its name. This revenue is recognized pursuant to the terms of individual agreements and is based on the net assets of the clients’ funds.

New Accounting Pronouncements

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), which requires public companies to recognize the cost resulting from all share-based transactions in their financial statements. SFAS No. 123 eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25. The adoption of the revised SFAS No. 123 did not materially impact our unaudited condensed consolidated statement of financial position or results of operations.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of the company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is accessible on the Securities and Exchange Commission’s website at http://www.sec.gov and on Cohen & Steers’ website at cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. We had invested approximately $77.3 million of the net proceeds received from our initial public offering in debt and preferred instruments as of March 31, 2005. We had a total cost basis of approximately $5.7 million and $6.4 million invested in our sponsored equity funds as of March 31, 2005 and December 31, 2004, respectively.

In addition, a significant majority of our revenue—approximately 80% and 72% in the three months ended March 31, 2005 and 2004, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fees we receive are typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

The returns for REIT common stocks have demonstrated little correlation with interest rates over longer periods of time. However, an increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

ITEM 4. Controls and Procedures

Based on their evaluation as of a date as of the end of the period covered by this Quarterly Report on Form 10-Q, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on October 11, 2004, our Compensation Committee canceled 404,971 fully vested RSUs previously granted to an employee who resigned from Cohen & Steers, due to such employee’s violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit in the Supreme Court of the State of New York against Cohen & Steers, Inc. and its wholly owned subsidiary, Cohen & Steers Capital Management, Inc., challenging the forfeiture of these RSUs. On November 18, 2004, we filed a motion to dismiss this action and on April 1, 2005, the court granted our motion to dismiss. On April 21, 2005, the former employee filed a Notice of Appeal appealing the Supreme Court’s decision to dismiss the matter to the Appellate Division of the Supreme Court, First Department.

Item 5. Other Information

Compensation of Directors

On May 9, 2005, the Nominating and Corporate Governance Committee of the Board of Directors of the Company revised the compensation paid to outside directors of the Company. Each outside director now receives an annual retainer of $70,000, forty percent of which is payable quarterly in cash and sixty percent of which is payable quarterly in restricted stock units, and $1,500 for each Board or committee meeting attended by such director. The restricted stock units are granted under the Cohen & Steers, Inc. 2004 Stock Incentive Plan and are 100% vested on the date of grant. In general, the shares of common stock underlying the restricted stock units granted to a director will be delivered to the director on the third anniversary of the date of grant. Dividends on these restricted stock units are accrued and will be paid in cash on the delivery date of the shares of common stock underlying such restricted stock units. In addition, the chair of the Audit Committee receives an additional annual retainer of $12,500, the chair of the Compensation Committee receives an additional annual retainer of $7,500 and the chair of the Nominating and Corporate Governance Committee receives an additional annual retainer of $5,000. Outside directors receive no compensation from Cohen & Steers other than compensation as directors of the Company.

Item 6. Exhibits

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Form of Amended and Restated Bylaws of the Registrant (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)

Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005	Cohen & Steers, Inc.
/s/ Martin Cohen

Name: Martin Cohen Title: Co-Chief Executive Officer

Date: May 16, 2005	Cohen & Steers, Inc.
/s/ Victor M. Gomez

Name: Victor M. Gomez Title: Chief Accounting Officer