Form 10-Q
period 2005-06-30
COHEN & STEERS INC
filed 2005-08-15
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 001-32236

COHEN & STEERS, INC. (Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

757 Third Avenue New York, NY (Address of principal executive offices)	10017 (Zip Code)

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

            The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 12, 2005 was 35,407,029.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

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

            Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004, which is accessible on the Securities and Exchange Commission’s website at http://www.sec.gov and on our website at cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I – Financial Information
Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,649	$30,164
Marketable securities available-for-sale	90,302	69,935
Accounts receivable:
Company-sponsored mutual funds	9,814	8,498
Other	4,661	4,654
Due from company-sponsored mutual funds	375	386
Income tax refunds receivable	200	380
Prepaid expenses and other current assets	1,146	2,119

Total current assets	133,147	116,136

Property and equipment-net	3,085	2,638

Intangible asset-net	11,472	13,693

Other assets:
Deferred commissions-net	5,019	5,716
Investments, company-sponsored mutual funds	—	100
Equity investment	4,321	3,961
Deferred income tax asset	19,933	18,003
Deposits	1,611	43

Total other assets	30,884	27,823

Total assets	$178,588	$160,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and compensation	$16,650	$7,328
Dividends payable	3,984	3,983
Current portion of long-term debt	129	115
Current portion of obligations under capital leases	56	20
Deferred income tax liability	855	1,301
Income taxes payable	321	—
Other current liabilities	92	254

Total current liabilities	22,087	13,001

Long-term liabilities:
Long-term debt	1,486	1,558
Deferred rent less current maturities	708	66
Obligations under capital leases less current maturities	85	30

Total long-term liabilities	2,279	1,654

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 35,407,029 shares issued and outstanding at June 30, 2005 and 35,388,736 shares issued and outstanding at December 31, 2004	354	354
Additional paid-in capital	179,756	178,594
Accumulated deficit	(13,956)	(21,557)
Unearned compensation	(13,126)	(13,546)
Accumulated other comprehensive income, net of tax	1,194	1,790

Total stockholders’ equity	154,222	145,635

Total liabilities and stockholders’ equity	$178,588	$160,290

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenue:
Investment advisory and administration fees	$29,010	$22,174	$56,330	$41,903
Distribution and service fee revenue	2,950	2,284	5,819	4,692
Portfolio consulting and other	766	915	1,795	1,624
Investment banking fees	5,542	255	8,431	4,718

Total revenue	38,268	25,628	72,375	52,937

Expenses:
Employee compensation and benefits	9,150	6,843	17,809	15,823
Distribution and service fee expenses	7,363	4,935	14,023	9,130
General and administrative	5,802	3,370	11,205	6,127
Depreciation and amortization	1,389	284	2,764	565
Amortization of deferred commissions	810	1,233	1,799	2,290

Total expenses	24,514	16,665	47,600	33,935

Operating income	13,754	8,963	24,775	19,002

Non-operating income (expense):
Interest and dividend income	804	112	1,355	213
Gain from sale of marketable securities	642	—	1,149	—
Foreign currency transaction loss	(10)	—	(31)	—
Interest expense	(26)	(39)	(48)	(81)

Total non-operating income	1,410	73	2,425	132

Income before provision for income taxes and equity in earnings of affiliate	15,164	9,036	27,200	19,134
Provision for income taxes	6,901	436	12,024	1,203
Equity in earnings of affiliate	246	—	398	—

Net income	$8,509	$8,600	$15,574	$17,931

Earnings per share:
Basic	$0.21	$0.32	$0.39	$0.67

Diluted	$0.21	$0.32	$0.39	$0.67

Weighted average shares outstanding:
Basic	39,986	26,700	40,009	26,700

Diluted	40,293	26,700	40,301	26,700

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	For The Three Months Ended March 31, 2005 and June 30, 2005

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income, Net	Total

Beginning balance, January 1, 2005	$354	$178,594	$(21,557)	$(13,546)	$1,790	$145,635
Dividends	—	—	(3,990)	—	—	(3,990)
Issuance of restricted stock units	—	649	—	—	—	649
Amortization of unearned compensation	—	—	—	1,102	—	1,102
Forfeitures of restricted stock awards	—	(123)	—	(53)	—	(176)
Net income	—	—	7,065	—	—	7,065
Other comprehensive loss, net of taxes	—	—	—	—	(782)	(782)

Ending balance, March 31, 2005	354	179,120	(18,482)	(12,497)	1,008	149,503
Dividends	—	—	(3,983)	—	—	(3,983)
Issuance of common stock	—	319	—	—	—	319
Issuance of restricted stock units	—	1,611	—	(2,150)	—	(539)
Amortization of unearned compensation	—	—	—	1,045	—	1,045
Forfeitures of restricted stock awards	—	(1,294)	—	476	—	(818)
Net income	—	—	8,509	—	—	8,509
Other comprehensive income, net of taxes	—	—	—	—	186	186

Ending balance, June 30, 2005	$354	$179,756	$(13,956)	$(13,126)	$1,194	$154,222

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$15,574	$17,931
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	2,748	—
Amortization, deferred commissions	1,799	2,291
Depreciation and amortization	2,764	565
Amortization, bond discount - net	(88)	—
Deferred rent	647	(15)
Gain on sale of marketable securities	(1,149)	—
Equity in earnings of affiliate	(360)	—
Deferred income taxes	(1,930)	(111)
Foreign currency transaction loss	31	—
Changes in operating assets and liabilities:
Accounts receivable, company-sponsored mutual funds	(1,316)	(1,659)
Accounts receivable, others	(38)	37
Due (from) to company-sponsored mutual funds	(155)	200
Income tax refunds receivable	180	43
Prepaid expenses and other current assets	117	138
Deferred commissions - net	(1,067)	(1,858)
Deposits	(1,568)	—
Accrued expenses and compensation	7,630	8,311
Income taxes payable	1,142	(589)

Net cash provided by operating activities	24,961	25,284

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(38,675)	(1,277)
Proceeds from maturities of marketable securities available-for-sale	15,470	—
Proceeds from sale of marketable securities available-for-sale	3,173	—
Purchases of property and equipment	(598)	(252)

Net cash used in investing activities	(20,630)	(1,529)

Cash flows from financing activities:
Distributions to S-corporation shareholders	—	(17,000)
Dividends to stockholders	(7,973)	—
Repayment of bank line of credit	—	(441)
Payment of capital lease obligations	(19)	(9)
Principal payments on long-term debt	(58)	(23)
Offering costs	—	(1,984)
Issuance of common stock	243	—

Cash used in financing activities	(7,807)	(19,457)

Net increase (decrease) in cash and cash equivalents	(3,476)	4,298
Effect of foreign currency translation	(39)	—

Cash and cash equivalents, beginning of period	30,164	7,526

Cash and cash equivalents, end of period	$26,649	$11,824

Supplementary disclosure of cash flow information:
Cash paid for interest	$55	$86

Cash paid for taxes, net	$12,808	$1,903

Non-cash transactions:
Acquisition of property and equipment under capital leases	$110	$—

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization and Description of Business

            Cohen & Steers, Inc. (“CNS”) completed the initial public offering of its common stock on August 18, 2004. On August 17, 2004, prior to the completion of the initial public offering and pursuant to a reorganization into a holding company structure, CNS became the parent holding company of Cohen & Steers Capital Management, Inc. (“CSCM”). CNS, together with its direct and indirect subsidiaries, succeeded to the business conducted by CSCM and its subsidiaries. The reorganization is described in greater detail in the Registration Statement on Form S-1 (File No. 333-114027) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the initial public offering. On August 16, 2004, the Company terminated its status as an S-corporation under Subchapter S of the Internal Revenue Code and converted to a C-corporation. The three and six months ended June 30, 2004 represent operations as a private company and include results that are not necessarily comparable with the results of operations as a public company in the three and six months ended June 30, 2005.

             The unaudited condensed consolidated financial statements include the accounts of CNS and its direct and indirect subsidiaries, which include CSCM, Cohen & Steers Securities, LLC (“Securities, LLC”), Cohen & Steers Capital Advisors, LLC (“Advisors, LLC”) and Cohen & Steers Holdings, LLC (collectively, the “Company”). Material intercompany transactions and balances have been eliminated in consolidation.

            The Company is a registered investment advisor providing investment management services to individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a registered investment advisor, the Company manages high-income equity portfolios, specializing in real estate investment trusts, global real estate securities, preferred securities, utilities, value equity securities and other high-dividend paying common stocks. Through its registered broker-dealers, Securities, LLC and Advisors, LLC, the Company provides distribution services for certain of its funds as well as investment banking services to companies in real estate and real estate intensive businesses. On January 27, 2005, the National Association of Securities Dealers (“NASD”) approved the expansion of Advisors, LLC’s underwriting business to include firm commitment underwriting.

2. Basis of Presentation and Significant Accounting Policies

             The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

            The Company’s unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements and the related notes included in the Company’s Form 10-Q for the period ended March 31, 2005. Certain prior period amounts have been reclassified to conform to the three and six months ended June 30, 2005 presentation.

            Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

            Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale consist of investments in Company-sponsored open-end and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

            Deferred Commissions—Deferred commissions consist of commissions paid in advance to broker-dealers in connection with the sale of certain shares of Company-sponsored open-end load mutual funds and are capitalized and amortized over a period not to exceed six years.

            Investment Advisory and Administration Fees—The Company earns the majority of its revenue by providing asset management services to Company-sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the respective portfolios. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. This revenue is recognized as such fees are earned.

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

            New Accounting Pronouncements—In March 2005, a Financial Accounting Standards Board (“FASB”) Staff Position was issued addressing the application of Emerging Issues Task Force (“EITF”) Issue No. 85-24 (“FSP EITF 85-24-1”), “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” when cash for the right to future distribution fees for shares previously sold is received from third parties. FSP EITF 85-24-1 did not materially impact the Company’s unaudited condensed consolidated financial position or results of operations.

            In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, (“SFAS No. 123 (R)”), which requires public companies to recognize the cost resulting from all share-based transactions in their financial statements. SFAS No. 123 (R) eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25. The adoption of SFAS No. 123 (R) did not materially impact the Company’s unaudited condensed consolidated financial position or results of operations.

            In September 2004, EITF reached a consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires that individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 will not materially impact the Company’s identified segments.

3. Intangible Asset

            The intangible asset, which expires in January 2008, reflects the independently determined value of the non-competition agreements that the Company received from certain employees who received fully vested restricted stock units (“RSUs”) at the time of CNS’s initial public offering in exchange for terminated stock appreciation rights granted to such holders prior to CNS’s initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements. The following table details the gross carrying amounts and accumulated amortization for the intangible asset at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004

Gross carrying amount	$15,400	$15,400
Accumulated amortization	(3,928)	(1,707)

Intangible asset, net	$11,472	$13,693

            Amortization expense of the intangible asset was approximately $1,110,000 and $2,221,000 in the three and six months ended June 30, 2005, respectively. Estimated amortization expense from July 1, 2005 through January 31, 2008, the date of expiration, is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense

2005	$2,220
2006	4,441
2007	4,441
2008	370

4. Investments

Marketable Securities

            The following is a summary of the cost and fair value of investments in marketable securities at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005 Gross Unrealized				December 31, 2004 Gross Unrealized

	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value

Debt securities (1):
Maturity Less than 1 year	$29,928	$—	$(152)	$29,776	$27,451	$—	$(65)	$27,386
Maturity Between 1yr - 5 yrs	25,922	—	(97)	25,825	19,990	—	(150)	19,840
Preferred securities	19,997	—	(104)	19,893	13,000	72	—	13,072
Company-sponsored mutual funds	12,365	2,443	—	14,808	6,403	3,235	(1)	9,637

Total investments, available for sale	$88,212	$2,443	$(353)	$90,302	$66,844	$3,307	$(216)	$69,935

(1) Debt securities consist of U.S. Treasury and U.S. Government agency securities.

            In the three months ended June 30, 2005, sales proceeds and gross realized gains from Company-sponsored mutual funds were approximately $1,651,000 and $642,000, respectively. In the six months ended June 30, 2005, sales proceeds and gross realized gains from Company-sponsored mutual funds were approximately $3,173,000 and $1,149,000, respectively. There was no sales activity in the three and six months ended June 30, 2004. Dividend income from Company-sponsored mutual funds was approximately $159,000 and $77,000, in the three months ended June 30, 2005 and 2004, respectively and approximately $203,000 and $177,000 in the six months ended June 30, 2005 and 2004, respectively.

Equity Investment

            At June 30, 2005, the Company had a non-controlling 50% investment of approximately $4,321,000 in Houlihan Rovers, S.A. (“Houlihan Rovers”), the Company’s Brussels-based investment advisor affiliate. The Company accounts for its investment in Houlihan Rovers using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. In the three and six months ended June 30, 2005, the Company recognized approximately $246,000 and $398,000, respectively, of income from Houlihan Rovers.

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

            The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations in the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$8,509	$8,600	$15,574	$17,931

Basic weighted average shares outstanding	39,986	26,700	40,009	26,700
Dilutive potential shares from restricted stock awards	307	—	292	—

Dilutive weighted average shares outstanding	40,293	26,700	40,301	26,700

Basic earnings per share	$0.21	$0.32	$0.39	$0.67

Diluted earnings per share	$0.21	$0.32	$0.39	$0.67

 6. Income Taxes

            On August 16, 2004, the Company terminated its status as an S-corporation and converted to a C-corporation. For all periods prior to such date, the Company operated as an S-corporation and was not subject to U.S. Federal and certain state income taxes. The Company’s historical income tax expense consisted of New York State and New York City income taxes. As a C-corporation, the Company is liable for U.S. Federal and certain state and local income taxes to which it had not been previously subject.

            The Company accounts for taxes in accordance with the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes.” In accordance with SFAS No. 109, recognition of tax benefits or expenses is required for temporary differences between the book and tax bases of assets and liabilities.

             Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using the tax rates expected during the periods in which the differences are expected to reverse. The provision for income taxes for the three and six months ended June 30, 2005, includes U.S. Federal, state and local taxes at a 44.8% and 43.6% effective tax rate, respectively. Included in the tax provision is an adjustment to the net deferred tax asset resulting from a recent change in the New York State tax law. The deferred tax asset is attributable to a benefit derived from vested restricted stock units granted at the time of the Company's initial public offering. Before adjusting for the deferred tax rate change and including the effect of a higher percentage of investment income, the effective tax rate was 41% for the three and six months ended June 30, 2005.

7. Comprehensive Income

            Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income in the three months and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$8,509	$8,600	$15,574	$17,931
Foreign currency translation adjustment	—	—	(39)	—
Net unrealized gain (loss) on available-for-sale securities, net of tax	(198)	(476)	(1,235)	103
Reclassification of realized gain on available-for-sale securities, net of tax	384	—	678	—

Total comprehensive income	$8,695	$8,124	$14,978	$18,034

8. Regulatory Requirements

            Securities, LLC and Advisors, LLC, as registered broker-dealers and member firms of the NASD, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”), which requires that broker-dealers maintain a minimum level of net capital, as defined. At June 30, 2005, Securities, LLC and Advisors, LLC had net capital of approximately $2,100,000 and $7,200,000, respectively, which exceeded their requirements by approximately $1,900,000 and $6,900,000 respectively.

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

9. Related Party Transactions

            The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. In the three months ended June 30, 2005 and 2004, the Company earned advisory and administrative fee revenue of approximately $25,179,000 and $19,313,000, respectively, from these affiliated funds. In the six months ended June 30, 2005 and 2004, the Company earned advisory and administrative fee revenue of approximately $48,979,000 and $36,413,000, respectively, from these affiliated funds. In the three months ended June 30, 2005 and 2004, distribution and service fee revenue from such funds aggregated approximately $2,950,000 and $2,285,000, respectively. In the six months ended June 30, 2005 and 2004, distribution and service fee revenue from such funds aggregated approximately $5,850,000 and $4,685,000, respectively.

            The Company has investment advisory agreements with certain affiliated closed-end mutual funds which contractually require the waiver of a portion of the advisory fees it is otherwise entitled to receive. These fee waivers, which can last for up to ten years from the respective funds’ inception date, are scheduled to decrease for certain funds beginning in 2006. In the three months ended June 30, 2005 and 2004, the Company waived advisory fees of approximately $4,241,000 and $3,418,000, respectively. In the six months ended June 30, 2005 and 2004, approximately $8,441,000 and $6,018,000 of advisory fees were waived by the Company, respectively.

            The Company incurs expenses associated with the launch of its open and closed-end mutual funds. These organizational costs, which are included in general and administrative expenses,

totaled approximately $369,000 and $500,000 in the three months ended June 30, 2005 and 2004 and $2,169,000 and $500,000 in the six months ended June 30, 2005 and 2004, respectively.

            The Company has an agreement with an affiliated open-end mutual fund, which contractually requires the Company to pay expenses of the fund so that its total annual operating expenses do not exceed 0.75% of average daily net assets. This commitment will remain in place for the fund’s life. In the three months ended June 30, 2005 and 2004, expenses of approximately $200,000 and $100,000, respectively, were incurred by the Company pursuant to this agreement and are included in general and administrative expenses. In the six months ended June 30, 2005 and 2004, expenses of approximately $500,000 and $400,000, respectively, were incurred.

            The Company has agreements with four other affiliated open-end mutual funds to waive and/or reimburse certain fund expenses. These commitments will remain in place through December 31, 2005. In the three months ended June 30, 2005 and 2004, expenses of approximately $300,000 and $100,000, respectively, were incurred by the Company pursuant to these agreements are included in general and administrative expenses. In the six months ended June 30, 2005 and 2004, expenses of approximately $400,000 and $100,000, respectively, were incurred.

            General and administrative expenses include $117,000 of sub-advisory fees paid to Houlihan Rovers in the three and six months ended June 30, 2005.

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

            The Company does not record revenue between segments (referred to as inter-segment revenue).

            The Company evaluates performance of its segments based on profit or loss from operations before taxes. Information on the unaudited condensed consolidated statement of financial condition data by segment is not disclosed because it is not used in evaluating segment performance and deciding how to allocate resources to segments.

            Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

Statement of Income Segment Data

	Three Months Ended

	June 30, 2005	June 30, 2004

Asset Management
Total revenue	$32,726	$25,373
Total expenses	(21,434)	(15,920)
Net non-operating income, including equity in earnings of affiliate	1,599	64

Income before provision for income taxes	$12,891	$9,517

Investment Banking
Total revenue	$5,542	$255
Total expenses	(3,080)	(745)
Net non-operating income	57	9

Income (loss) before provision for income taxes	$2,519	$(481)

Total
Total revenue	$38,268	$25,628
Total expenses	(24,514)	(16,665)
Net non-operating income, including equity in earnings of affiliate	1,656	73

Income before provision for income taxes	$15,410	$9,036

	Six Months Ended

	June 30, 2005	June 30, 2004

Asset Management
Total revenue	$63,944	$48,219
Total expenses	(42,289)	(30,198)
Net non-operating income, including equity in earnings of affiliate	2,742	117

Income before provision for income taxes	$24,397	$18,138

Investment Banking
Total revenue	$8,431	$4,718
Total expenses	(5,311)	(3,737)
Net non-operating income	81	15

Income before provision for income taxes	$3,201	$996

Total
Total revenue	$72,375	$52,937
Total expenses	(47,600)	(33,935)
Net non-operating income, including equity in earnings of affiliate	2,823	132

Income before provision for income taxes	$27,598	$19,134

11. Subsequent Events

            On July 18, 2005, the Company paid a cash dividend of $0.10 per share to the Company’s stockholders of record at the close of business on June 29, 2005.

            On August 10, 2005, the Company’s Board of Directors declared a cash dividend of $0.11 per share to the Company’s stockholders, increasing the dividend by $0.01 per share, or 10%, from the prior quarter's dividend of $0.10 per share. The dividend will be payable on October 18, 2005 to stockholders of record at the close of business on September 29, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

            Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2005 and June 30, 2004. Such information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements together with the Notes to the Unaudited Condensed Consolidated Financial Statements. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

            Cohen & Steers, Inc. is a manager of high-income equity portfolios, specializing in U.S. REITs, global real estate securities, preferred securities, utilities, value equity securities and other high-dividend paying common stocks. We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses.

Assets Under Management

            We manage three types of accounts: closed-end mutual funds, open-end load and no-load mutual funds and institutional separate accounts.

            The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented.

Changes in Assets Under Management
(in millions)

	Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Closed-End Mutual Funds
Assets under management, beginning of period	$9,126	$7,664	$8,984	$4,790

Inflows	150	459	755	2,931
Market appreciation (depreciation)	731	(453)	268	(51)

Total increase	881	6	1,023	2,880

Assets under management, end of period	$10,007	$7,670	$10,007	$7,670

Open-End Mutual Funds
Assets under management, beginning of period	$4,824	$4,514	$5,199	$3,897

Net outflows	(101)	(232)	(106)	(65)
Market appreciation (depreciation)	705	(253)	335	197

Total increase (decrease)	604	(485)	229	132

Assets under management, end of period (1)	$5,428	$4,029	$5,428	$4,029

Institutional Separate Accounts
Assets under management, beginning of period	$3,828	$3,361	$4,118	$2,993

Net inflows	30	79	4	79
Market appreciation (depreciation)	570	(159)	306	209

Total increase (decrease)	600	(80)	310	288

Assets under management, end of period	$4,428	$3,281	$4,428	$3,281

Total
Assets under management, beginning of period	$17,778	$15,539	$18,301	$11,680

Net inflows	79	306	653	2,945
Market appreciation (depreciation)	2,006	(865)	909	355

Total increase (decrease)	2,085	(559)	1,562	3,300

Assets under management, end of period (1)	$19,863	$14,980	$19,863	$14,980

(1) As of June 30, 2005 assets under management included $330 million of assets sub-advised by Houlihan Rovers.

            Assets under management were $19.9 billion at June 30, 2005, a 33% increase from $15.0 billion at June 30, 2004.

Closed-end mutual funds

            Closed-end mutual fund assets under management increased 30% to $10.0 billion at June 30, 2005, compared with $7.7 billion at June 30, 2004. The increase in assets under management was attributable to offerings of both common stock for new funds and preferred stock for new and existing funds as well as market appreciation.

            Closed-end mutual fund net inflows were $150 million in the three months ended June 30, 2005, compared with $459 million in the three months ended June 30, 2004. Inflows in the second quarter of 2005 were generated through an offering of variable rate preferred shares issued for the purpose of establishing leverage in one of our funds, launched in March 2005. The assets raised in the second quarter of 2004 were the result of establishing leverage for a closed-end mutual fund launched in March 2004.

            Market appreciation was $731 million in the three months ended June 30, 2005, compared with market depreciation of $453 million in the three months ended June 30, 2004.

            Closed-end mutual fund inflows were $755 million in the six months ended June 30, 2005, compared with $2.9 billion in the six months ended June 30, 2004. In January 2005, we launched Cohen & Steers Dividend Majors Fund, our first diversified portfolio of high dividend-paying common stocks. This fund raised $244 million, net of underwriting fees. In March 2005, we raised $287 million, net of underwriting fees, from the launch of Cohen & Steers Worldwide Realty Income Fund. In the first half of 2005, we also raised $224 million in variable rate preferred shares for new and existing funds. The assets raised in the first half of 2004 were the result of two new closed-end funds and the associated variable rate preferred shares with both of these funds.

            Market appreciation was $268 million in the six months ended June 30, 2005, compared with market depreciation of $51 million in the six months ended June 30, 2004.

Open-end mutual funds

            Open-end mutual fund assets under management increased 35% to $5.4 billion at June 30, 2005 from $4.0 billion at June 30, 2004. The increase was primarily attributable to market appreciation.

            Net outflows for open-end mutual funds were $101 million in the three months ended June 30, 2005, compared with net outflows of $232 million in the three months ended June 30, 2004. Gross inflows increased to $421 million in the three months ended June 30, 2005 from $267 million in the three months ended June 30, 2004. Gross outflows totaled $522 million in the three months ended June 30, 2005, a slight increase from $499 million in the three months ended June 30, 2004. Included in our open-end mutual fund gross outflows was a client transfer of $100 million into our institutional separate accounts.

            Market appreciation across all of our open-end mutual funds was $705 million in the three months ended June 30, 2005, compared with market depreciation of $253 million in the three months ended June 30, 2004.

            Net outflows for open-end mutual funds were $106 million in the six months ended June 30, 2005, compared with net outflows of $65 million in the six months ended June 30, 2004. Gross inflows increased to $839 million in the six months ended June 30, 2005 from $683 million in the six months ended June 30, 2004. However, gross outflows totaled $945 million in the six months ended June 30, 2005, compared with $748 million in the six months ended June 30, 2004. Included in our open-end mutual fund gross outflows was a client transfer of $100 million into our institutional separate accounts.

            Market appreciation across all of our open-end mutual funds was $335 million in the six months ended June 30, 2005, compared with market appreciation of $197 million in the six months ended June 30, 2004.

Institutional separate accounts

            Institutional separate account assets under management increased 35% to $4.4 billion at June 30, 2005 from $3.3 billion at June 30, 2004. The majority of the increase in assets under management during this period was due to market appreciation.

             Institutional separate accounts had net inflows of $30 million in the three months ended June 30, 2005, compared with net inflows of $79 million in the three months ended June 30, 2004. Gross inflows were $186 million in the three months ended June 30, 2005, compared with $174 million in the three months ended June 30, 2004. Included in our institutional separate account gross inflows was a client transfer in the amount of $100 million from one of our open-end mutual funds. Gross outflows were $156 million in the three months ended June 30, 2005, compared with $95 million in the three months ended June 30, 2004.

             Market appreciation was $570 million in the three months ended June 30, 2005, compared with market depreciation of $159 million in the three months ended June 30, 2004.

            Institutional separate accounts had net inflows of $4 million in the six months ended June 30, 2005, compared with net inflows of $79 million in the six months ended June 30, 2004. Gross inflows were $272 million in the six months ended June 30, 2005, compared with $284 million in the six months ended June 30, 2004. Included in our institutional separate account inflows was a client transfer in the amount of $100 million from one of our open-end mutual funds. Gross outflows were $268 million in the six months ended June 30, 2005, compared with $205 million in the six months ended June 30, 2004.

            Market appreciation was $306 million in the six months ended June 30, 2005, compared with market appreciation of $209 million in the six months ended June 30, 2004.

Results of Operations

            Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004

            The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended

	June 30, 2005	June 30, 2004

Asset Management
Total revenue	$32,726	$25,373
Total expenses	(21,434)	(15,920)
Net non-operating income, including equity in earnings of affiliate	1,599	64

Income before provision for income taxes	$12,891	$9,517

Investment Banking
Total revenue	$5,542	$255
Total expenses	(3,080)	(745)
Net non-operating income	57	9

Income (loss) before provision for income taxes	$2,519	$(481)

Total
Total revenue	$38,268	$25,628
Total expenses	(24,514)	(16,665)
Net non-operating income, including equity in earnings of affiliate	1,656	73

Income before provision for income taxes	$15,410	$9,036

Revenue

            Total revenue increased 49% to $38.3 million in the three months ended June 30, 2005 from $25.6 million in the three months ended June 30, 2004. This increase was primarily due to an increase in investment advisory and administration fees attributable to higher asset levels and an increase in investment banking fees.

            Asset Management

            Revenue increased 29% to $32.7 million in the three months ended June 30, 2005 from $25.4 million in the three months ended June 30, 2004. Investment advisory and administration fees increased 31% to $29.0 million in the three months ended June 30, 2005, compared with $22.2 million in the three months ended June 30, 2004.

            In the three months ended June 30, 2005, total investment advisory and administration revenue from closed-end mutual funds increased 30% to $15.1 million from $11.6 million in the three months ended June 30, 2004. The second quarter of 2005 included a full quarter of revenue from the completion of two new fund offerings during the first quarter of 2005. The remaining increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting from market appreciation and additional auction market preferred share offerings for certain funds during the fourth quarter of 2004 and the first half of 2005.

             In the three months ended June 30, 2005, total investment advisory and administration revenue from open-end mutual funds increased 29% to $10.1 million from $7.8 million in the three months ended June 30, 2004. The increase was attributable to increased assets under management across all of our new and existing open-end mutual funds. Distribution and service fee revenue increased 30% to $3.0 million in the three months ended June 30, 2005 from $2.3 million in the three months ended June 30, 2004. This increase in distribution and service fee revenue was primarily due to increased assets in two open-end mutual funds.

             Investment Banking

             Revenue increased to $5.5 million in the three months ended June 30, 2005 from $0.3 million in the three months ended June 30, 2004. Revenue was primarily attributable to success fees generated in connection with a merger advisory assignment and a restructuring assignment and a placement fee generated in connection with a public offering. In addition, we served as co-manager in two underwritten public offerings, representing our first firm commitment underwriting transactions.

Expenses

            Total operating expenses increased 47% to $24.5 million in the three months ended June 30, 2005 from $16.7 million in the three months ended June 30, 2004, primarily due to increases in employee compensation and benefits, distribution and service fee expenses, general and administrative and depreciation and amortization.

            Employee compensation and benefits expense increased 34% to $9.2 million in the three months ended June 30, 2005, from $6.8 million in the three months ended June 30, 2004. This was primarily due to an increase in incentive compensation, which included proportionately higher compensation expense resulting from the increase in Investment Banking fees and amortization of unearned compensation related to restricted stock unit awards and deferred compensation plans.

            Distribution and service fee expenses increased 49% to $7.4 million in the three months ended June 30, 2005 from $4.9 million in the three months ended June 30, 2004. This increase was primarily due to higher levels of average daily net assets resulting from market appreciation as well as up front distribution costs associated with the launch of one of our closed-end mutual funds.

            General and administrative expenses increased 72% to $5.8 million in the three months ended June 30, 2005 from $3.4 million in the three months ended June 30, 2004. The majority of the increase was attributable to higher professional fees resulting from costs related to implementing Sarbanes Oxley, higher accounting, tax and auditing fees associated with the requirements of being a public company, the recognition of sub-placement and other fees related to investment banking transactions consummated during the quarter, and additional organization costs incurred as part of the launch of four new mutual funds during the first quarter of 2005. Occupancy costs were higher due to the recognition of a full quarter’s rent expense for our new corporate headquarters.

            Depreciation and amortization increased to $1.4 million in the three months ended June 30, 2005 from $0.3 million in the three months ended June 30, 2004. Included in depreciation and amortization expense in the second quarter of 2005 was a non-cash expense of $1.1 million relating to amortization of the intangible asset recorded in connection with the grant of fully vested RSUs at our initial public offering. The intangible asset, which expires in 2008, reflects the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested RSUs at our initial public offering and is allocated to our two business segments.

Non-operating Income

            Non-operating income, including our share of the net income of Houlihan Rovers, was $1.7 million in the three months ended June 30, 2005, compared with $0.1 million in the three months ended June 30, 2004. The increase in non-operating income primarily reflects $0.8 million of interest and dividend income and $0.6 million of realized gains earned on marketable securities.

Income Taxes

             Historical income tax expense consisted solely of New York state and local income taxes; prior to our initial public offering, we were exempt from federal income taxes due to our status as an S-corporation. However, upon our conversion from an S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. Federal and certain state and local income taxes. We recorded an income tax expense of $6.9 million in the three months ended June 30, 2005, compared with an income tax expense of $0.4 million in the three months ended June 30, 2004. The provision for income taxes for the three months ended June 30, 2005, includes federal, state and local taxes at a 44.8% effective tax rate. Included in the second quarter tax provision is an adjustment to our net deferred tax asset resulting from a recent change in the New York State tax law. Our deferred tax asset is attributable to a benefit derived from vested restricted stock units granted at the time of our initial public offering. Before adjusting for the deferred tax rate change and including the effect of a higher percentage of investment income, our effective tax rate was 41% for the three months ended June 30, 2005.

Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004

             The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Six Months Ended

	June 30, 2005	June 30, 2004

Asset Management
Total revenue	$63,944	$48,219
Total expenses	(42,289)	(30,198)
Net non-operating income, including equity in earnings of affiliate	2,742	117

Income before provision for income taxes	24,397	18,138

Investment Banking
Total revenue	$8,431	$4,718
Total expenses	(5,311)	(3,737)
Net non-operating income	81	15

Income before provision for income taxes	3,201	996

Total
Total revenue	$72,375	$52,937
Total expenses	(47,600)	(33,935)
Net non-operating income, including equity in earnings of affiliate	2,823	132

Income before provision for income taxes	27,598	19,134

Revenue

            Total revenue increased 37% to $72.4 million in the six months ended June 30, 2005, from $52.9 million in the six months ended June 30, 2004. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher asset levels and an increase in investment banking fees.

            Asset Management

            Revenue increased 33% to $63.9 million in the six months ended June 30, 2005, from $48.2 million in the six months ended June 30, 2004. Investment advisory and administration fees increased 34% to $56.3 million in the six months ended June 30, 2005, compared with $41.9 million in the six months ended June 30, 2004.

            In the six months ended June 30, 2005, total investment advisory and administration revenue from closed-end mutual funds increased 43% to $29.2 million from $20.4 million in the six months ended June 30, 2004. The six months ended June 30, 2005 included revenue from the completion of two new closed-end fund offerings during the first half of 2005. The remaining increase in closed-end mutual fund revenue was due to higher levels of average daily net assets from market appreciation and additional auction market preferred share offerings for certain funds during the fourth quarter of 2004 and the first half of 2005.

            In the six months ended June 30, 2005, total investment advisory and administration revenue from open-end mutual funds increased 23% to $19.8 million from $16.1 million in the six months ended June 30, 2004. The increase was attributable to increased assets under management across all of our new and existing open-end mutual funds. Distribution and service fee revenue increased 24% to $5.8 million in the six months ended June 30, 2005 from $4.7 million in the six months ended June 30, 2004. This increase in distribution and service fee revenue was primarily due to increased assets in two open-end mutual funds.

             Investment Banking

             Revenue increased 79% to $8.4 million in the six months ended June 30, 2005 from $4.7 million in the six months ended June 30, 2004. Revenue was primarily attributable to a mix of merger advisory, restructuring and capital raising assignments.

Expenses

            Total operating expenses increased 40% to $47.6 million in the six months ended June 30, 2005 from $33.9 million in the six months ended June 30, 2004, primarily due to increases in employee compensation and benefits, distribution and service fee expenses, general and administrative expenses and depreciation and amortization.

            Employee compensation and benefits expense increased 13% to $17.8 million in the six months ended June 30, 2005 from $15.8 million in the six months ended June 30, 2004. This was primarily due to an increase in incentive compensation, which included proportionately higher compensation expense resulting from the increase in Investment Banking fees and amortization of unearned compensation related to restricted stock unit awards and deferred compensation plans.

            Distribution and service fee expenses increased 54% to $14.0 million in the six months ended June 30, 2005 from $9.1 million in the six months ended June 30, 2004. This increase was primarily due to higher levels of average daily net assets resulting from market appreciation as well as up front distribution costs associated with the launch of one of our closed-end mutual funds.

            General and administrative expenses increased 83% to $11.2 million in the six months ended June 30, 2005, from $6.1 million in the six months ended June 30, 2004. The majority of the increase was attributable to higher professional fees resulting from costs related to implementing Sarbanes Oxley, higher accounting, tax and auditing fees associated with the requirements of being a public company, the recognition of sub-placement and other fees related to investment banking transactions consummated during the first half of 2005, and additional organization costs incurred as part of the launch of four new mutual funds during the first half of 2005. Occupancy costs were higher due to the recognition of a full quarter’s rent expense for our new corporate headquarters.

            Depreciation and amortization increased to $2.8 million in the six months ended June 30, 2005 from $0.6 million in the six months ended June 30, 2004. Included in depreciation and amortization expense in the first half of 2005 was a non-cash expense of $2.2 million relating to amortization of an intangible asset recorded in connection with the grant of fully vested RSUs at our initial public offering. The intangible asset, which expires in 2008, reflects the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested RSUs at our initial public offering and is allocated to our two business segments.

Non-operating Income

            Non-operating income, including our share of the net income of Houlihan Rovers, was $2.8 million in the six months ended June 30, 2005, compared with $0.1 million in the six months ended June 30, 2004. The increase in non-operating income primarily reflects $1.4 million of interest and dividend income and $1.1 million of realized gains earned on marketable securities.

Income Taxes

            Historical income tax expense consisted solely of New York state and local income taxes; prior to our initial public offering, we were exempt from federal income taxes due to our status as an S-corporation. However, upon our conversion from an S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. Federal and certain state and local income taxes. We recorded an income tax expense of $12.0 million in the six months ended June 30, 2005, compared with an income tax expense of $1.2 million in the six months ended June 30, 2004. The provision for income taxes for the six months ended June 30, 2005, includes federal, state and local taxes at a 43.6% effective tax rate. Included in the tax provision for the first half of the year is an adjustment to our net deferred tax asset resulting from a recent change in the New York State tax law. Our deferred tax asset is attributable to a benefit derived from vested restricted stock units granted at the time of our initial public offering. Before adjusting for the deferred tax rate change and including the effect of a higher percentage of investment income, our effective tax rate was 41% for the six months ended June 30, 2005.

Liquidity and Capital Resources

             Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with the majority of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows are generally created as a result of the operating activities of our business segments, with investment advisory and administrative fees a significant contributor.

             Cash, cash equivalents, accounts receivable and marketable securities were 74% and 71% of total assets as of June 30, 2005 and December 31, 2004, respectively. Working capital was $111.1 million at June 30, 2005, compared with $103.1 million at December 31, 2004.

             Net cash from operating activities was $25.0 million in the six months ended June 30, 2005. Cash of $20.6 million was used in investing activities, primarily for the purchase of $38.7 million of marketable securities, partially offset by proceeds from sales and maturities of marketable securities in the amount of $18.6 million. Cash of $7.8 million was used in financing activities, primarily for dividends paid to stockholders.

            Net cash from operating activities was $25.3 million in the six months ended June 30, 2004. Cash of $1.5 million was used in investing activities, primarily for the purchase of marketable securities. Cash of $19.5 million was used in financing activities, primarily related to S-corporation cash distributions made to shareholders and offering costs paid pursuant to our initial public offering.

             It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2005, our regulatory net capital exceeded the minimum requirement by $8.8 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they become due.

Contractual Obligations

            We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space, long-term debt on aircraft, and capital leases for office equipment. The following summarizes our contractual obligations as of June 30, 2005 (in thousands):

	Contractual Obligations
	2005	2006	2007	2008	2009	2010 and after	Total

Operating leases	$884	$3,515	$3,515	$2,167	$2,071	$9,164	$21,316
Long-term debt	52	1,079	484	—	—	—	1,615
Capital lease obligations, net	27	57	46	10	—	—	140

Total contractual obligations	$963	$4,651	$4,045	$2,177	$2,071	$9,164	$23,071

Off-Balance Sheet Arrangements

            We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Critical Accounting Policies and Estimates

             The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

            Investments

            Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale consist of investments in our open and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

            Deferred Commissions

            Deferred commissions consist of commissions paid in advance to broker-dealers in connection with the sale of certain shares of open-end load mutual funds sponsored by us and are capitalized and amortized over a period not to exceed six years.

            Investment Advisory and Administration Fees

            We earn revenue by providing from asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in the portfolio. We also earn revenue from administration fees paid by certain sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. We recognize this revenue as we earn such fees.

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

            Portfolio Consulting Fees

            We earn revenue for various portfolio consulting services provided to clients, as well as for providing a license to use our name. This revenue is recognized pursuant to the terms of individual agreements and is based on the net assets of the clients’ funds.

New Accounting Pronouncements

            In March 2005, a Financial Accounting Standards Board (“FASB”) Staff Position was issued addressing the application of Emerging Issue Task Force (“EITF”) Issue No. 85-24 (“FSP EITF 85-24-1”), “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” when cash for the right to future distribution fees for shares previously sold is received from third parties. FSP EITF 85-24-1 did not materially impact our unaudited condensed consolidated financial position or results of operations.

             In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), which requires public companies to recognize the cost resulting from all share-based transactions in their financial statements. SFAS No. 123 (R) eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25. The adoption of SFAS No. 123 (R) did not materially impact our unaudited condensed consolidated statement of financial position or results of operations.

            In September 2004, EITF reached a consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires that individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 will not materially impact our identified segments.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

            In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. As of June 30, 2005, our marketable securities totalled $90.3 million and consisted of investments in our sponsored open and closed-end mutual funds as well as highly rated debt and preferred instruments. In addition, a significant majority of our revenue—approximately 76% and 87% in the three months ended June 30, 2005 and 2004, respectively—is derived from investment advisory and administrative agreements with our clients. Under these agreements, the investment advisory and administration fees we receive are typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

            There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
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

Date: August 15, 2005	Cohen & Steers, Inc.
/s/ Matthew S. Stadler
Name: Matthew S. Stadler Title: Executive Vice President & Chief Financial Officer