Form 10-Q
period 2005-09-30
COHEN & STEERS INC
filed 2005-11-10
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 001-32236

_____________

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
Yes ☐ No ☒

            The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 9, 2005 was 35,407,029.

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

            Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on our Web site at cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I – Financial Information
Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except share data)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,731	$30,164
Marketable securities available-for-sale	90,629	69,935
Accounts receivable:
Company-sponsored mutual funds	10,405	8,498
Other	6,366	4,654
Due from company-sponsored mutual funds	309	386
Income tax refunds receivable	170	380
Prepaid expenses and other current assets	5,273	2,119

Total current assets	140,883	116,136

Property and equipment-net	4,621	2,638

Intangible asset-net	10,362	13,693

Other assets:
Deferred commissions-net	4,740	5,716
Investments, company-sponsored mutual funds	—	100
Equity investment	4,276	3,961
Deferred income tax asset	21,455	18,003
Deposits	1,990	43

Total other assets	32,461	27,823

Total assets	$188,327	$160,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and compensation	$20,982	$7,328
Dividends payable	4,385	3,983
Current portion of long-term debt	—	115
Current portion of obligations under capital leases	56	20
Deferred income tax liability	1,795	1,301
Other current liabilities	121	254

Total current liabilities	27,339	13,001

Long-term liabilities:
Long-term debt	—	1,558
Deferred rent less current maturities	1,230	66
Obligations under capital leases less current maturities	70	30

Total long-term liabilities	1,300	1,654

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 35,407,029 shares issued and outstanding at September 30, 2005 and 35,388,736 shares issued and outstanding at December 31, 2004	354	354
Additional paid-in capital	183,538	178,594
Accumulated deficit	(10,336)	(21,557)
Unearned compensation	(14,711)	(13,546)
Accumulated other comprehensive income, net of tax	843	1,790

Total stockholders’ equity	159,688	145,635

Total liabilities and stockholders’ equity	$188,327	$160,290

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenue
Investment advisory and administration fees	$31,402	$24,174	$87,732	$66,077
Distribution and service fee revenue	3,122	2,554	8,941	7,246
Portfolio consulting and other	720	512	2,515	2,136
Investment banking fees	1,187	1,881	9,618	6,599

Total revenue	36,431	29,121	108,806	82,058

Expenses
Employee compensation and benefits	10,154	55,183	27,963	71,006
Distribution and service fee expenses	7,838	7,072	21,861	16,202
General and administrative	5,195	2,789	16,400	8,916
Depreciation and amortization	1,380	889	4,144	1,454
Amortization, deferred commissions	826	1,005	2,625	3,295

Total expenses	25,393	66,938	72,993	100,873

Operating income (loss)	11,038	(37,817)	35,813	(18,815)

Non-operating income (expense)
Interest and dividend income	877	302	2,232	515
Gain from sale of marketable securities	827	—	1,976	—
Gain from sale of property and equipment	289	—	289	—
Foreign currency transaction loss	(33)	—	(64)	—
Interest expense	(54)	(30)	(102)	(111)

Total non-operating income	1,906	272	4,331	404

Income (loss) before provision for income taxes and equity in earnings of affiliate	12,944	(37,545)	40,144	(18,411)
Provision for income taxes	5,226	(16,956)	17,250	(15,753)
Equity in earnings of affiliate	285	—	683	—

Net income (loss)	$8,003	$(20,589)	$23,577	$(2,658)

Earnings (loss) per share
Basic	$0.20	$(0.60)	$0.59	$(0.09)

Diluted	$0.20	$(0.60)	$0.58	$(0.09)

Weighted average shares outstanding
Basic	39,980	34,068	39,999	29,156

Diluted	40,371	34,138	40,303	29,226

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (in thousands)

	Nine Months Ended September 30, 2005

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income, Net	Total

Beginning balance, January 1, 2005	$354	$178,594	$(21,557)	$(13,546)	$1,790	$145,635
Dividends	—	—	(12,356)	—	—	(12,356)
Issuance of common stock	—	319	—	—	—	319
Tax benefit from issuance of dividends on restricted stock units	—	941	—	—	—	941
Issuance of restricted stock units	—	5,101	—	(4,950)	—	151
Amortization of unearned compensation	—	—	—	3,437	—	3,437
Forfeitures of restricted stock awards	—	(1,417)	—	348	—	(1,069)
Net income	—	—	23,577	—	—	23,577
Other comprehensive loss, net of taxes	—	—	—	—	(947)	(947)

Ending balance, September 30, 2005	$354	$183,538	$(10,336)	$(14,711)	$843	$159,688

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$23,577	$(2,658)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	4,020	46,330
Stock appreciation right plan expense	—	869
Amortization, deferred commissions	2,625	3,295
Depreciation and amortization	4,144	1,454
Amortization, bond discount - net	(131)	—
Deferred rent	1,164	(23)
Gain from sale of marketable securities	(1,976)	—
Equity in earnings of affiliate	683	—
Deferred income taxes	(2,958)	(17,103)
Foreign currency transaction loss	64	—
Gain from sale of property and equipment	(289)	—
Tax benefit from issuance of dividends on restricted stock units	941	—
Changes in operating assets and liabilities:
Accounts receivable, company-sponsored mutual funds	(1,907)	(2,152)
Accounts receivable, others	(1,776)	169
Due from company-sponsored mutual funds	77	230
Deferred initial public offering costs	—	139
Income tax refunds receivable	210	46
Prepaid expenses and other current assets	(3,154)	(1,566)
Deferred commissions	(1,649)	(2,524)
Deposits	(1,947)	—
Accrued expenses and compensation	12,323	13,617
Income taxes payable	—	(99)
Other current liabilities	(133)	—

Net cash provided by operating activities	33,908	40,024

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(52,450)	(56,763)
Proceeds from maturities of marketable securities available-for-sale	24,747	—
Proceeds from sale of marketable securities available-for-sale	8,199	—
Purchases of property and equipment	(2,981)	(333)

Net cash used in investing activities	(22,485)	(57,096)

Cash flows from financing activities:
Distributions to S-corporation shareholders	—	(37,741)
Dividends to stockholders	(11,954)	—
Repayment of bank line of credit	—	(4,713)
Payment of capital lease obligations	(76)	—
Principal payments on long-term debt	(1,673)	(89)
Offering costs	—	(4,837)
Issuance of common stock	215	104,276

Net cash (used in) provided by financing activities	(13,488)	56,896

Net increase (decrease) in cash and cash equivalents	(2,065)	39,824
Effect of foreign currency translation	(368)	—

Cash and cash equivalents, beginning of period	30,164	7,526

Cash and cash equivalents, end of period	$27,731	$47,350

Supplementary disclosure of cash flow information:
Cash paid for interest	$107	$117

Cash paid for taxes, net	$21,217	$530

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization and Description of Business

                Cohen & Steers, Inc. (“CNS”) completed the initial public offering of its common stock on August 18, 2004. On August 17, 2004, prior to the completion of the initial public offering and pursuant to a reorganization into a holding company structure, CNS became the parent holding company of Cohen & Steers Capital Management, Inc. (“CSCM”). CNS, through its direct and indirect subsidiaries, succeeded to the business conducted by CSCM and its subsidiaries. The reorganization is described in greater detail in the Registration Statement on Form S-1 (File No. 333-114027) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the initial public offering. On August 16, 2004, the Company terminated its status as an S-corporation under Subchapter S of the Internal Revenue Code and converted to a C-corporation. The results for the three and nine months ended September 30, 2004 include operations as a private company and are not necessarily comparable with the results of operations as a public company in the three and nine months ended September 30, 2005.

                The unaudited condensed consolidated financial statements include the accounts of CNS and its direct and indirect subsidiaries, which include CSCM, Cohen & Steers Securities, LLC (“Securities, LLC”), and Cohen & Steers Capital Advisors, LLC (“Advisors, LLC” and collectively, the “Company”). On September 9, 2005, CNS terminated Cohen & Steers Holdings, LLC (“Holdings, LLC”). Holdings, LLC was organized to retain fractional ownership interests in two aircraft. During the quarter ended September 30, 2005, these interests were transferred to CSCM. Material intercompany transactions and balances have been eliminated in consolidation.

                The Company provides investment management services to individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. The Company manages high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and large cap value stocks. Through its registered broker-dealers, Securities, LLC and Advisors, LLC, the Company provides distribution services for certain of its funds as well as investment banking services to companies in real estate and real estate intensive businesses. On January 27, 2005, the National Association of Securities Dealers (the “NASD”) approved the expansion of Advisors, LLC’s underwriting business to include firm commitment underwriting.

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

                The Company’s unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements and the related notes included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. Certain prior period amounts have been reclassified to conform to the three and nine months ended September 30, 2005 presentation.

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

                Goodwill and Intangible Asset—Intangible assets are amortized over their useful life. Goodwill represents the excess of the cost of the Company’s investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair value to carrying amount, including goodwill. See Note 3 for further discussion about the Company’s goodwill and intangible assets.

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

                Distribution and Service Fee Revenue—Distribution and service fee revenue is earned as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expenses.

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

3.  Intangible Asset

                The Company’s intangible asset, which expires in January 2008, reflects the independently determined value of the non-competition agreements that the Company received from certain employees who received fully vested restricted stock units (“RSUs”) at the time of the Company’s initial public offering in exchange for terminated stock appreciation rights granted to such holders prior to the Company’s initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements. The following table details the gross carrying amounts and accumulated amortization for the intangible asset at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004

Gross carrying amount	$15,400	$15,400
Accumulated amortization	(5,038)	(1,707)

Intangible asset, net	$10,362	$13,693

                Amortization expense related to the intangible asset was approximately $1,110,000 and $3,331,000 in the three and nine months ended September 30, 2005, respectively. Estimated amortization expense from October 1, 2005 through January 31, 2008, the date of expiration, is as follows (in thousands):

Years Ending December 31,	Estimated Amortization Expense

2005	$1,110
2006	4,441
2007	4,441
2008	370

4. Investments

Marketable Securities

                The following is a summary of the cost and fair value of investments in marketable securities at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005 Gross Unrealized				December 31, 2004 Gross Unrealized

	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value

Debt securities (1):
Maturity Less than 1 year	23,953	—	(120)	23,833	27,451	—	(65)	27,386
Maturity Between 1yr - 5 yrs	34,880	—	(250)	34,630	19,990	—	(150)	19,840
Preferred securities	17,689	117	—	17,806	13,000	72	—	13,072
Company sponsored mutual funds	12,033	2,327	—	14,360	6,403	3,235	(1)	9,637

Total marketable securities, available for sale	88,555	2,444	(370)	90,629	66,844	3,307	(216)	69,935

(1) Debt securities consist of U.S. Treasury and U.S. Government agency securities.

                In the three months ended September 30, 2005, sales proceeds and gross realized gains from Company-sponsored mutual funds were approximately $1,797,000 and $775,000, respectively. In the nine months ended September 30, 2005, sales proceeds and gross realized gains from Company-sponsored mutual funds were approximately $4,970,000 and $1,924,000, respectively. There was no sales activity in the three and nine months ended September 30, 2004. Dividend income from Company-sponsored mutual funds was approximately $85,000 and $138,000, in the three months ended September 30, 2005 and 2004, respectively and approximately $288,000 and $315,000 in the nine months ended September 30, 2005 and 2004, respectively.

Equity Investment

                At September 30, 2005, the Company had a non-controlling 50% investment of approximately $4,276,000, which includes approximately $2,721,000 of goodwill, in Houlihan Rovers, the Company’s Brussels-based investment advisor affiliate. The Company accounts for its investment in Houlihan Rovers using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. In the three and nine months ended September 30, 2005, the Company recognized approximately $285,000 and $683,000, respectively, of income from Houlihan Rovers.

5. Property and Equipment

                On September 30, 2005, the Company sold its fractional ownership interest in an aircraft for approximately $485,000, net of commissions. The aircraft had a net book value of approximately $196,000 at September 30, 2005. Pursuant to this transaction, the Company recognized a gain on sale of approximately $289,000.

6. Earnings Per Share

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

                The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations in the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss)	$8,003	$(20,589)	$23,577	$(2,658)

Basic weighted average shares outstanding	39,980	34,068	39,999	29,156
Dilutive potential shares from restricted stock awards	391	70	304	70

Dilutive weighted average shares outstanding	40,371	34,138	40,303	29,226

Basic earnings (loss) per share	$0.20	$(0.60)	$0.59	$(0.09)

Diluted earnings (loss) per share	$0.20	$(0.60)	$0.58	$(0.09)

7. Income Taxes

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

                Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using the tax rates expected during the periods in which the differences are expected to reverse. The provision for income taxes for the three months ended September 30, 2005, reflects U.S. federal, state and local income taxes at an effective tax rate equal to 39.5%. Under Accounting Principles Board Opinion 23 – Accounting for income taxes-special areas (“APB 23”), the Company has not provided for U.S. taxes for the undistributed earnings of Houlihan Rovers, which reduced the Company’s effective tax rate for the three months ended September 30, 2005. The provision for income taxes for the nine months ended September 30, 2005, includes U.S. federal, state and local income taxes at an effective tax rate equal to 42.3%. Included in the tax provision for the nine months ended September 30, 2005 is an adjustment to the net deferred tax asset resulting from a recent change in the New York State tax law. The deferred tax asset is primarily attributable to future income tax deductions derived from vested restricted stock units granted at the time of the Company’s initial public offering.

8.  Long-Term Debt

            During the three months ended September 30, 2005, the Company prepaid its long-term debt, which included two loans with original principal of approximately $1,440,000 and $620,000, respectively. These loans were collateralized by fractional ownership interests in certain aircraft. Amounts paid pursuant to these loan pre-payments as of September 30, 2005, were approximately $1,135,000 million and $493,000 respectively. No gains or losses were recognized on such pre-payments.

9.  Contingencies

                As previously disclosed, on October 11, 2004, the Company’s Compensation Committee canceled fully vested RSUs previously granted to an employee who resigned from the Company due to such employee’s violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit against the Company challenging the forfeiture of these RSUs. On November 18, 2004, the Company filed a motion to dismiss this action and on April 1, 2005, the court granted the Company’s motion to dismiss. On November 7, 2005, this former employee appealed the Supreme Court’s decision to dismiss the matter to the Appellate Division of the Supreme Court, First Department. Based on information currently available and advice of counsel, the Company believes that the eventual outcome of the action against it will not have a material adverse effect on its unaudited condensed consolidated financial position, results of operations or liquidity.

10. Comprehensive Income

                Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income in the three months and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss)	$8,003	$(20,589)	$23,577	$(2,658)
Foreign currency translation adjustment	(330)	—	(368)	—
Net unrealized gain (loss) on available-for-sale securities, net of tax	(509)	(307)	(1,744)	(204)
Reclassification of realized gain on available-for-sale securities, net of tax	488	—	1,165	—

Total comprehensive income (loss)	$7,652	$(20,896)	$22,630	$(2,862)

11. Regulatory Requirements

                Securities, LLC and Advisors, LLC, as registered broker-dealers and member firms of the NASD, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”), which requires that broker-dealers maintain a minimum level of net capital, as defined. At September 30, 2005, Securities, LLC and Advisors, LLC had net capital of approximately $2,325,000 and $7,143,000, respectively, which exceeded their requirements by approximately $2,097,000 and $6,827,000, respectively.

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

12. Related Party Transactions

                The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. In the three months ended September 30, 2005 and 2004, the Company earned advisory and administrative fee revenue of approximately $27,269,000 and $21,126,000, respectively, from these affiliated funds. In the nine months ended September 30, 2005 and 2004, the Company earned advisory and administrative fee revenue of approximately $76,248,000 and $57,539,000, respectively, from these affiliated funds. In the three months ended September 30, 2005 and 2004, distribution and service fee revenue from such funds aggregated approximately $3,091,000 and $2,561,000, respectively. In the nine months ended September 30, 2005 and 2004, distribution and service fee revenue from such funds aggregated approximately $8,941,000 and $7,246,000, respectively.

                The Company incurs expenses associated with the launch of its open and closed-end funds. These organizational costs, which are included in general and administrative expenses, totaled approximately $242,000 and $100,000 in the three months ended September 30, 2005 and 2004, respectively, and $2,411,000 and $600,000 in the nine months ended September 30, 2005 and 2004, respectively.

                The Company has an agreement with an affiliated open-end mutual fund that contractually requires the Company to pay expenses of the fund so that its total annual operating expenses do not exceed 0.75% of average daily net assets. This commitment will remain in place for the fund’s life. In the three months ended September 30, 2005 and 2004, expenses of approximately $270,000 and $200,000, respectively, were incurred by the Company pursuant to this agreement and are included in general and administrative expenses. In the nine months ended September 30, 2005 and 2004, expenses of approximately $770,000 and $600,000, respectively, were incurred.

                The Company has agreements with five other affiliated open-end mutual funds to waive and/or reimburse certain fund expenses. These commitments will remain in place through December 31, 2005. In the three months ended September 30, 2005 and 2004, expenses of approximately $167,000 and $54,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. In the nine months ended September 30, 2005 and 2004, expenses of approximately $567,000 and $154,000, respectively, were incurred.

                General and administrative expenses include $227,000 and $344,000 of sub-advisory fees paid to Houlihan Rovers in the three and nine months ended September 30, 2005, respectively.

                See Note 4 relating to additional investments in Company-sponsored mutual funds.

13. Segment Reporting

                 SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company’s reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies.

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

                Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended

	September 30, 2005	September 30, 2004

Asset Management
Total revenue	$35,244	$27,240
Total expenses	(23,693)	(62,420)
Net non-operating income, including equity in earnings of affiliate	2,123	257

Income (loss) before provision for income taxes	$13,674	$(34,923)

Investment Banking
Total revenue	$1,187	$1,881
Total expenses	(1,700)	(4,518)
Net non-operating income	68	15

Loss before provision for income taxes	$(445)	$(2,622)

Total
Total revenue	$36,431	$29,121
Total expenses	(25,393)	(66,938)
Net non-operating income, including equity in earnings of affiliate	2,191	272

Income (loss) before provision for income taxes	$13,229	$(37,545)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Asset Management
Total revenue	$99,188	$75,459
Total expenses	(65,982)	(92,618)
Net non-operating income, including equity in earnings of affiliate	4,865	374

Income (loss) before provision for income taxes	$38,071	$(16,785)

Investment Banking
Total revenue	$9,618	$6,599
Total expenses	(7,011)	(8,255)
Net non-operating income	149	30

Income (loss) before provision for income taxes	$2,756	$(1,626)

Total
Total revenue	$108,806	$82,058
Total expenses	(72,993)	(100,873)
Net non-operating income, including equity in earnings of affiliate	5,014	404

Income (loss) before provision for income taxes	$40,827	$(18,411)

14. Subsequent Events

            On October 18, 2005, the Company paid a cash dividend of $0.11 per share to the Company’s stockholders of record at the close of business on September 29, 2005.

            On November 9, 2005, the Company’s Board of Directors declared a cash dividend of $0.11 per share to the Company’s stockholders. The dividend will be payable on January 18, 2006 to stockholders of record at the close of business on December 29, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2005 and September 30, 2004. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

            Cohen & Steers is a manager of high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities, and large cap value stocks. We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses.

Assets Under Management

            We manage three types of accounts: closed-end mutual funds, open-end load and no-load mutual funds and institutional separate accounts.

            The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Closed-End Mutual Funds
Assets under management, beginning of period	$10,007	$7,671	$8,984	$4,791

Inflows	—	—	755	2,931
Market appreciation	78	334	346	283

Total increase	78	334	1,101	3,214

Assets under management, end of period	$10,085	$8,005	$10,085	$8,005

Open-End Mutual Funds
Assets under management, beginning of period	$5,428	$4,029	$5,199	$3,897

Inflows	448	315	1,287	998
Outflows	(399)	(215)	(1,345)	(963)

Net inflows (outflows)	49	100	(58)	35
Market appreciation	119	336	455	533

Total increase	168	436	397	568

Assets under management, end of period (1)	$5,596	$4,465	$5,596	$4,465

Institutional Separate Accounts
Assets under management, beginning of period	$4,428	$3,280	$4,118	$2,992

Inflows	83	75	351	360
Outflows	(197)	(82)	(461)	(287)

Net inflows (outflows)	(114)	(7)	(110)	73
Market appreciation	165	324	471	532

Total increase	51	317	361	605

Assets under management, end of period	$4,479	$3,597	$4,479	$3,597

Total
Assets under management, beginning of period	$19,863	$14,980	$18,301	$11,680

Inflows	531	390	2,393	4,289
Outflows	(596)	(297)	(1,806)	(1,250)

Net inflows (outflows)	(65)	93	587	3,039
Market appreciation	362	994	1,272	1,348

Total increase	297	1,087	1,859	4,387

Assets under management, end of period (1)	$20,160	$16,067	$20,160	$16,067

(1) As of September 30, 2005, assets under management included $387 million of assets sub-advised by Houlihan Rovers.

                Assets under management were $20.2 billion at September 30, 2005, a 25% increase from $16.1 billion at September 30, 2004.

Closed-end mutual funds

                Closed-end mutual fund assets under management increased 26% to $10.1 billion at September 30, 2005, compared with $8.0 billion at September 30, 2004. The increase in assets under management was attributable to offerings of common shares for new funds and preferred shares for new and existing funds as well as market appreciation.

                There were no closed-end mutual fund net inflows in the three months ended September 30, 2005 or 2004 as no new common or preferred shares were offered during these periods. Market appreciation was $78 million in the three months ended September 30, 2005, compared with market appreciation of $334 million in the three months ended September 30, 2004.

                Closed-end mutual fund inflows were $755 million in the nine months ended September 30, 2005, compared with $2.9 billion in the nine months ended September 30, 2004. In January 2005, we launched Cohen & Steers Dividend Majors Fund, our first diversified portfolio of high dividend-paying common stocks. This fund raised $244 million, net of underwriting fees. In March 2005, we launched Cohen & Steers Worldwide Realty Income Fund, a closed-end fund that invests primarily in a portfolio of global real estate equity securities, which raised $287 million, net of underwriting fees. In May 2005, Cohen & Steers Worldwide Realty Income Fund issued $150 million in variable rate preferred shares bringing the total raised for this fund to $437 million. Also, one of our existing closed-end funds raised $74 million of variable rate preferred shares during the nine months ended September 30, 2005.

                Market appreciation was $346 million in the nine months ended September 30, 2005, compared with market appreciation of $283 million in the nine months ended September 30, 2004.

Open-end mutual funds

                Open-end mutual fund assets under management increased 25% to $5.6 billion at September 30, 2005 from $4.5 billion at September 30, 2004. The increase was primarily attributable to market appreciation.

                Net inflows for open-end mutual funds were $49 million in the three months ended September 30, 2005, compared with net inflows of $100 million in the three months ended September 30, 2004. Gross inflows increased to $448 million in the three months ended September 30, 2005 from $315 million in the three months ended September 30, 2004. Gross outflows totaled $399 million in the three months ended September 30, 2005, compared with $215 million in the three months ended September 30, 2004.

                Market appreciation across all of our open-end mutual funds was $119 million in the three months ended September 30, 2005, compared with market appreciation of $336 million in the three months ended September 30, 2004.

                Net outflows for open-end mutual funds were $58 million in the nine months ended September 30, 2005, compared with net inflows of $35 million in the nine months ended September 30, 2004. Gross inflows increased to $1.3 billion in the nine months ended September 30, 2005 from $998 million in the nine months ended September 30, 2004. Gross outflows totaled $1.3 billion in the nine months ended September 30, 2005, compared with $963 million in the nine months ended September 30, 2004. Included in our open-end mutual fund gross outflows for the nine months ended September 30, 2005 was a client transfer of $100 million into our institutional separate accounts.

                Market appreciation across all of our open-end mutual funds was $455 million in the nine months ended September 30, 2005, compared with market appreciation of $533 million in the nine months ended September 30, 2004.

Institutional separate accounts

                Institutional separate account assets under management increased 25% to $4.5 billion at September 30, 2005 from $3.6 billion at September 30, 2004. The majority of the increase in assets under management during this period was due to market appreciation.

                Institutional separate accounts had net outflows of $114 million in the three months ended September 30, 2005, compared with net outflows of $7 million in the three months ended September 30, 2004. Gross inflows increased to $83 million in the three months ended September 30, 2005 from $75 million in the three months ended September 30, 2004. Gross outflows were $197 million in the three months ended September 30, 2005, compared with $82 million in the three months ended September 30, 2004.

                Market appreciation was $165 million in the three months ended September 30, 2005, compared with market appreciation of $324 million in the three months ended September 30, 2004.

                Institutional separate accounts had net outflows of $110 million in the nine months ended September 30, 2005, compared with net inflows of $73 million in the nine months ended September 30, 2004. Gross inflows were $351 million in the nine months ended September 30, 2005, compared with $360 million in the nine months ended September 30, 2004. Included in our institutional separate account inflows for the nine months ended September 30, 2005 was a client transfer in the amount of $100 million from one of our open-end mutual funds. Gross outflows were $461 million in the nine months ended September 30, 2005, compared with $287 million in the nine months ended September 30, 2004.

                Market appreciation was $471 million in the nine months ended September 30, 2005, compared with market appreciation of $532 million in the nine months ended September 30, 2004.

Results of Operations

                Three Months Ended September 30, 2005 compared with Three Months Ended September 30, 2004

                The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended

	September 30, 2005	September 30, 2004

Asset Management
Total revenue	$35,244	$27,240
Total expenses	(23,693)	(62,420)
Net non-operating income, including equity in earnings of affiliate	2,123	257

Income (loss) before provision for income taxes	$13,674	$(34,923)

Investment Banking
Total revenue	$1,187	$1,881
Total expenses	(1,700)	(4,518)
Net non-operating income	68	15

Loss before provision for income taxes	$(445)	$(2,622)

Total
Total revenue	$36,431	$29,121
Total expenses	(25,393)	(66,938)
Net non-operating income, including equity in earnings of affiliate	2,191	272

Income (loss) before provision for income taxes	$13,229	$(37,545)

Revenue

                Total revenue increased 25% to $36.4 million in the three months ended September 30, 2005 from $29.1 million in the three months ended September 30, 2004. This increase was primarily due to an increase in investment advisory and administration fees attributable to higher assets under management.

                Asset Management

                Revenue increased 29% to $35.2 million in the three months ended September 30, 2005 from $27.2 million in the three months ended September 30, 2004. Investment advisory and administration fees increased 30% to $31.4 million in the three months ended September 30, 2005, compared with $24.2 million in the three months ended September 30, 2004.

                In the three months ended September 30, 2005, total investment advisory and administration revenue from closed-end mutual funds increased 28% to $16.2 million from $12.6 million in the three months ended September 30, 2004. The third quarter of 2005 included a full quarter of revenue from the completion of two new fund offerings during the first quarter of 2005. The remaining increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting from market appreciation and additional auction market preferred share offerings for certain funds during the fourth quarter of 2004 and the first half of 2005.

                In the three months ended September 30, 2005, total investment advisory and administration revenue from open-end mutual funds increased 31% to $11.2 million from $8.5 million in the three months ended September 30, 2004. The increase was attributable to increased assets under management across all of our new and existing open-end mutual funds. Distribution and service fee revenue increased 22% to $3.1 million in the three months ended September 30, 2005 from $2.6 million in the three months ended September 30, 2004. This increase in distribution and service fee revenue was primarily due to increased assets in two open-end mutual funds.

                In the three months ended September 30, 2005, total investment advisory and administration revenue from institutional separate accounts increased 34% to $4.1 million from $3.1 million in the three months ended September 30 2004. This increase was attributable to higher levels of assets resulting from market appreciation, despite net outflows during the period.

                Investment Banking

                Revenue decreased 37% to $1.2 million in the three months ended September 30, 2005 from $1.9 million in the three months ended September 30, 2004. Third quarter 2005 revenue was primarily attributable to fees generated in connection with merger advisory assignments and capital raising transactions, including the final settlement of two co-managed underwritten public offerings.

Expenses

                Total operating expenses decreased 62% to $25.4 million in the three months ended September 30, 2005 from $66.9 million in the three months ended September 30, 2004, primarily due to a decrease in employee compensation and benefits expense.

                Employee compensation and benefits expense decreased 82% to $10.2 million in the three months ended September 30, 2005, from $55.2 million in the three months ended September 30, 2004. This was due to a third quarter 2004 one-time non-cash compensation charge of $46.0 million and an associated Medicare tax expense of $1.0 million related to the termination of a stock appreciation rights plan for the predecessor company and the simultaneous grant of fully-vested restricted stock unit awards (“RSUs”) to certain employees coincident with the initial public offering of Cohen & Steers, Inc. common stock, partially offset by increases in base and incentive compensation for new employees and amortization of unearned compensation related to RSUs and deferred compensation plans. As a result of the new hires that occurred during the third quarter of 2005, we expect employee compensation and benefits to be higher in the fourth quarter.

                Distribution and service fee expenses increased 11% to $7.8 million in the three months ended September 30, 2005 from $7.1 million in the three months ended September 30, 2004. This increase was primarily due to higher levels of average daily net assets resulting from market appreciation and the launch of new closed-end mutual funds in 2005.

General and administrative expenses increased 86% to $5.2 million in the three months ended September 30, 2005 from $2.8 million in the three months ended September 30, 2004. The majority of the increase was attributable to higher professional fees resulting from costs related to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), sub-advisory fees paid to Houlihan Rovers, higher recruiting fees and higher accounting, tax and auditing fees associated with the requirements of being a public company. Occupancy costs were primarily higher due to the recognition of a full quarter’s rent expense for our new corporate headquarters to which we will relocate in November 2005. In connection with our relocation, we will record a charge of approximately $1.8 million comprised primarily of moving costs and remaining lease payments, partially offset by sublease income for our current location.

                Depreciation and amortization increased 55% to $1.4 million in the three months ended September 30, 2005 from $0.9 million in the three months ended September 30, 2004. Included in depreciation and amortization expense in the third quarter of 2005 was a full quarter of non-cash expense of $1.1 million relating to amortization of the intangible asset recorded in connection with the grant of fully vested RSUs at the initial public offering of Cohen & Steers, Inc. common stock. The intangible asset, which expires in

2008, reflects the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested RSUs at our initial public offering. As a result of our relocation to our new corporate headquarters in November, we will record a charge of approximately $0.7 million attributable to the abandonment of certain furniture and fixtures and leasehold improvements.

Non-operating Income

                Non-operating income, including our share of the net income of Houlihan Rovers, was $2.2 million in the three months ended September 30, 2005, compared with $0.3 million in the three months ended September 30, 2004. The third quarter 2005 non-operating income was primarily attributable to $0.9 million of interest and dividend income, $0.8 million of realized gains from the sale of investments in our Company-sponsored mutual funds and a $0.3 million gain from the sale of our fractional interest in an aircraft.

Income Taxes

            Historical income tax expense consisted solely of New York state and local income taxes; prior to the initial public offering of Cohen & Steers, Inc. common stock, we were exempt from federal income taxes due to our status as an S-corporation. However, upon our conversion from an S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. federal and certain state and local income taxes. We recorded an income tax expense of $5.2 million in the three months ended September 30, 2005, compared with an income tax benefit of $17.0 million in the three months ended September 30, 2004. The provision for income taxes for the three months ended September 30, 2005, reflects U.S. federal, state and local income taxes at an effective tax rate equal to 39.5%. Under Accounting Principles Board Opinion 23 – Accounting for income taxes-special areas (“APB 23”), we have not provided for U.S. taxes for the undistributed earnings of Houlihan Rovers, which reduced our effective tax rate for the three months ended September 30, 2005. The income tax benefit in the third quarter of 2004 was due primarily to a benefit derived from vested restricted stock units granted at the time of the initial public offering of Cohen & Steers, Inc. common stock. We expect our effective tax rate to be approximately 40% for the fourth quarter of 2005.

Nine Months Ended September 30, 2005 compared with Nine Months Ended September 30, 2004

                The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Nine Months Ended

	September 30, 2005	September 30, 2004

Asset Management
Total revenue	$99,188	$75,459
Total expenses	(65,982)	(92,618)
Net non-operating income, including equity in earnings of affiliate	4,865	374

Income (loss) before provision for income taxes	$38,071	$(16,785)

Investment Banking
Total revenue	$9,618	$6,599
Total expenses	(7,011)	(8,255)
Net non-operating income	149	30

Income (loss) before provision for income taxes	$2,756	$(1,626)

Total
Total revenue	$108,806	$82,058
Total expenses	(72,993)	(100,873)
Net non-operating income, including equity in earnings of affiliate	5,014	404

Income (loss) before provision for income taxes	$40,827	$(18,411)

Revenue

                Total revenue increased 33% to $108.8 million in the nine months ended September 30, 2005, from $82.1 million in the nine months ended September 30, 2004. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management and an increase in investment banking fees.

                Asset Management

                Revenue increased 31% to $99.2 million in the nine months ended September 30, 2005, from $75.5 million in the nine months ended September 30, 2004. Investment advisory and administration fees increased 33% to $87.7 million in the nine months ended September 30, 2005, compared with $66.1 million in the nine months ended September 30, 2004.

                In the nine months ended September 30, 2005, total investment advisory and administration revenue from closed-end mutual funds increased 38% to $45.3 million from $33.0 million in the nine months ended September 30, 2004. The nine months ended September 30, 2005 included revenue from the completion of two new closed-end fund offerings during the first half of 2005. The remaining increase in closed-end mutual fund revenue was due to higher levels of average daily net assets from market appreciation and common and additional auction market preferred share offerings for certain funds during the fourth quarter of 2004 and the first half of 2005.

                In the nine months ended September 30, 2005, total investment advisory and administration revenue from open-end mutual funds increased 26% to $30.9 million from $24.6 million in the nine months ended September 30, 2004. The increase was attributable to increased assets under management across all of our open-end mutual funds.

                In the nine months ended September 30, 2005, total investment advisory and administration revenue from institutional separate accounts increased 35% to $11.5 million from $8.5 million in the nine months ended September 30 2004. This increase was attributable to higher levels of assets resulting from market appreciation, despite net outflows during the period. Distribution and service fee revenue increased 23% to $8.9 million in the nine months ended September 30, 2005 from $7.2 million in the nine months ended September 30, 2004. This increase in distribution and service fee revenue was primarily due to increased assets in two open-end mutual funds.

                 Investment Banking

                Revenue increased 46% to $9.6 million in the nine months ended September 30, 2005 from $6.6 million in the nine months ended September 30, 2004. This increased revenue was primarily attributable to a mix of merger advisory, restructuring and capital raising assignments.

Expenses

                Total operating expenses decreased 28% to $73.0 million in the nine months ended September 30, 2005 from $100.9 million in the nine months ended September 30, 2004, primarily due to a decrease in employee compensation and benefits expense, partially offset by decreases in general and administrative expenses and distribution and service fee expenses.

                Employee compensation and benefits expense decreased 61% to $28.0 million in the nine months ended September 30, 2005 from $71.0 million in the nine months ended September 30, 2004. This was due to a third quarter 2004 one-time non-cash compensation charge of $46.0 million and an associated Medicare tax expense of $1.0 million related to the termination of a stock appreciation rights plan for the predecessor company and the simultaneous grant of fully-vested RSUs to certain employees coincident with the initial public offering of Cohen & Steers, Inc. common stock, partially offset by increases in base and incentive compensation for new employees and amortization of unearned compensation related to RSUs and deferred compensation plans. As a result of the new hires that occurred during the third quarter of 2005, we expect employee compensation and benefits to be higher in the fourth quarter.

                Distribution and service fee expenses increased 35% to $21.9 million in the nine months ended September 30, 2005 from $16.2 million in the nine months ended September 30, 2004. This increase was primarily due to higher levels of average daily net assets resulting from market appreciation and the launch of new closed-end mutual funds in 2005.

                General and administrative expenses increased 84% to $16.4 million in the nine months ended September 30, 2005, from $8.9 million in the nine months ended September 30, 2004. The majority of the increase was attributable to higher professional fees resulting from costs related to compliance with Sarbanes-Oxley, sub-advisory fees paid to Houlihan Rovers, increased recruiting fees, higher accounting, tax and auditing fees associated with the requirements of being a public company and additional organizational expenses incurred as part of the launch of four new mutual funds during the nine months ended September 30, 2005. Occupancy costs were primarily higher due to the recognition of two full quarter’s rent expense for our new corporate headquarters. In connection with our relocation, we will record a charge of approximately $1.8 million comprised primarily of moving costs remaining lease payments, partially offset by sublease income for our current location.

Depreciation and amortization increased to $4.1 million in the nine months ended September 30, 2005 from $1.5 million in the nine months ended September 30, 2004. Included in depreciation and amortization expense for the nine months ended September 30, 2005 was a non-cash expense of $3.3 million relating to amortization of the intangible asset recorded in connection with the grant of fully vested RSUs at the initial public offering of Cohen & Steers, Inc. common stock. The intangible asset, which expires in 2008, reflects the independently determined value of the non-competition agreements we have received from each of the employees that received fully vested RSUs at the initial public offering. As a result of our relocation to our new corporate headquarters in November, we will record a charge of approximately $0.7 million attributable to the abandonment of certain furniture and fixtures and leasehold improvements.

Non-operating Income

                Non-operating income, including our share of the net income of Houlihan Rovers, was $5.0 million in the nine months ended September 30, 2005, compared with $0.4 million in the nine months ended September 30, 2004. Non-operating income for the 2005 period was primarily attributable to $2.2 million of interest and dividend income on our investments, $2.0 million of realized gains from the sale of investments in our sponsored mutual funds and a $0.3 million gain from the sale of our fractional interest in an aircraft.

Income Taxes

            Historical income tax expense consisted solely of New York state and local income taxes; prior to the initial public offering of Cohen & Steers, Inc. common stock, we were exempt from federal income taxes due to our status as an S-corporation. However, upon our conversion from an S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. federal and certain state and local income taxes. We recorded an income tax expense of $17.3 million in the nine months ended September 30, 2005, compared with an income tax benefit of $15.8 million in the nine months ended September 30, 2004. The provision for income taxes for the nine months ended September 30, 2005, includes U.S. federal, state and local income taxes at an effective tax rate equal to 42.3%. Included in the tax provision for the nine months ended September 30, 2005 is an adjustment to the net deferred tax asset resulting from a recent change in the New York State tax law. The deferred tax asset is primarily attributable to future income tax deductions derived from vested restricted stock units granted at the time of our initial public offering. The income tax benefit in the nine months ended September 30, 2004 was due primarily to a benefit derived from vested restricted stock units granted at the time of our initial public offering. We expect our effective tax rate to be approximately 40% for the fourth quarter of 2005.

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

                Cash, cash equivalents, accounts receivable and marketable securities were 72% and 71% of total assets as of September 30, 2005 and December 31, 2004, respectively. Working capital was $113.5 million at September 30, 2005, compared with $103.1 million at December 31, 2004.

                Net cash from operating activities was $33.9 million in the nine months ended September 30, 2005. Cash of $22.5 million was used in investing activities, primarily for the purchase of $52.5 million of marketable securities, partially offset by proceeds from sales and maturities of marketable securities in the amount of $32.9 million. Cash of $13.5 million was used in financing activities, primarily for dividends paid to stockholders.

                Net cash from operating activities was $40.0 million in the nine months ended September 30, 2004. Cash of $57.1 million was used in investing activities, primarily for the purchase of marketable securities. Cash of $56.9 million was provided by financing activities, primarily related to proceeds from our initial public offering of Cohen & Steers, Inc. common stock net of related offering costs partially offset by S-corporation cash distributions made to shareholders.

                It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2005, our regulatory net capital exceeded the minimum requirement by $8.9 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

                We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of September 30, 2005 (in thousands):

		Contractual Obligations
	2005	2006	2007	2008	2009	2010 and after	Total

Operating leases	$534	$3,516	$3,516	$2,167	$2,071	$9,164	$20,968
Capital lease obligations, net	14	57	46	9	—	—	126

Total contractual obligations	$548	$3,573	$3,562	$2,176	$2,071	$9,164	21,094

Off-Balance Sheet Arrangements

                We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.

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

                Investments

                Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale consist of investments in our sponsored open-end and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

                Deferred Commissions

                Deferred commissions consist of commissions paid in advance to broker-dealers in connection with the sale of certain shares of our sponsored open-end load mutual funds and are capitalized and amortized over a period not to exceed six years.

                Investment Advisory and Administration Fees

                We earn the majority of our revenue by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in the portfolio. We also earn revenue from administration fees paid by certain sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. We recognize this revenue as such fees are earned.

                Distribution and Service Fee Revenue

                Distribution and service fee revenue is recognized as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expenses.

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

                Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on Cohen & Steers’ Web site at cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

                In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. As of September 30, 2005, our marketable securities totaled $90.6 million and consisted of investments in our sponsored open-end and closed-end mutual funds as well as investment grade debt and preferred instruments. In addition, a significant majority of our revenue—approximately 86% and 83% in the three months ended September 30, 2005 and 2004, respectively—is derived from investment advisory and administrative agreements with our clients. Under these agreements, the investment advisory and administration fees we receive are typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

                The returns for REIT common stocks have demonstrated a relatively low correlation with interest rates over longer periods of time. However, an increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

                There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

ITEM 1.   Legal Proceedings

            As previously disclosed, on October 11, 2004, our Compensation Committee canceled fully vested RSUs previously granted to an employee who resigned from Cohen & Steers, due to such employee’s violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit in the Supreme Court of the State of New York against Cohen & Steers, Inc. and its wholly owned subsidiary, Cohen & Steers Capital Management, Inc., challenging the forfeiture of these RSUs. On November 18, 2004, we filed a motion to dismiss this action and on April 1, 2005, the court granted our motion to dismiss. On November 7, 2005, this former employee appealed the Supreme Court’s decision to dismiss the matter to the Appellate Division of the Supreme Court, First Department. Although the Company cannot predict with certainty the outcome of this action at this time, the Company believes that the Complaint is without merit and will defend this matter vigorously. In addition, the Company believes that the eventual outcome of the action against it will not have a material adverse effect on its unaudited condensed consolidated financial position, results of operations or liquidity.

ITEM 4.   Submission of Matters to a Vote of Security Holders

                The annual meeting of stockholders of Cohen & Steers was held on May 9, 2005, for the purpose of considering and acting upon the following:

                (1) Election of Directors.  Six directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes

	For	Withheld

Nominees
Martin Cohen	35,050,502	8,763
Robert H. Steers	35,050,502	8,763
Richard E. Bruce	34,408,974	650,291
Peter L. Rhein	34,409,709	649,456
Richard P. Simon	34,409,709	649,556
Edmond D. Villani	34,409,709	649,556

                (2) Ratification of Independent Registered Public Accounting Firm.  The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm was ratified and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes

	For	Against	Abstained

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	32,600,962	2,455,402	2,900

                There were no broker non-votes. With respect to the preceding matters, holders of the Company’s common stock are entitled to one vote per share.

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Form of Amended and Restated Bylaws of the Registrant (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Date: November 10, 2005	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler Title: Executive Vice President & Chief Financial Officer