Form 10-K
period 2005-12-31
COHEN & STEERS INC
filed 2006-03-16
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                     (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO                 .

Commission File No. 001-32236

COHEN & STEERS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1904657 (I.R.S. Employer Identification No.)
280 Park Avenue, New York, New York (Address of Principal Executive Offices)	10017 (Zip Code)

Registrant's telephone number, including area code: (212) 832-3232

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

      Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2005, is approximately $173 million. There is no non-voting common stock of the Registrant outstanding.

      As of March 10, 2006, there were 36,078,373 shares of the Registrant's common stock issued and outstanding.

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement of Cohen & Steers, Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2005 annual meeting of stockholders to be held on May 2, 2006 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) and (9) and Item 306(c) and (d) of Regulation S-K.

COHEN & STEERS, INC.
TABLE OF CONTENTS

i

PART I

Item 1. Business

Overview

      Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries manages high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and large cap value stocks. CNS and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.” We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

      We completed the initial public offering of our common stock on August 18, 2004. On August 17, 2004, prior to the completion of the initial public offering and pursuant to a reorganization into a holding company structure, CNS became the parent holding company of Cohen & Steers Capital Management, Inc. (“CSCM”), our asset management subsidiary, and together with our direct and indirect subsidiaries, succeeded to the business conducted by CSCM and its subsidiaries since 1986.

      We operate in two business segments (each of which is described below): Asset Management and Investment Banking.

      Our Asset Management business derives revenue primarily from investment advisory, administration, distribution and service fees received from open-end and closed-end mutual funds and investment advisory fees received from institutional separate accounts. These fees are based on contractually specified percentages of the assets of each client's portfolio. Revenue fluctuates with changes in the total value of the portfolios and is recognized over the period that the assets are managed.

      Our Investment Banking business derives revenue primarily from advising our clients on mergers, acquisitions, corporate restructurings, recapitalizations and similar corporate finance transactions and placing securities both as agent and underwriter for our clients. These fees are generally earned upon the consummation of the transaction pursuant to the terms of individual agreements.

Asset Management

      At December 31, 2005, we managed $20.5 billion in assets—$9.7 billion in nine closed-end mutual funds, $5.6 billion in eight open-end mutual funds and $5.2 billion in 46 institutional separate account portfolios for institutional investors.

      The assets we manage increased 12% to $20.5 billion at December 31, 2005 from $18.3 billion at December 31, 2004. Changes in the assets we manage can come from two sources—inflows (or outflows) and market appreciation (or depreciation). Of the $2.2 billion increase in the assets we manage from 2004 to 2005, 62% was attributable to net inflows and 38% was attributable to net appreciation.

      While we have maintained our position as the nation's largest manager of real estate mutual funds, we have also diversified our asset management capabilities by:

•	Building a capability in corporate preferred securities by attracting a team of investment professionals that includes a leading preferred securities strategist. As of December 31, 2005, our preferred securities team managed $2.5 billion in real estate preferred stocks, corporate preferred stocks, and other fixed income securities.

•	Hiring a portfolio manager from a large, well-regarded investment manager to lead our utility securities team. As of December 31, 2005, we managed $2.2 billion in utility common stocks in two closed-end mutual funds and one open-end mutual fund.

•	Creating a global real estate securities capability through the acquisition of 50% of the capital stock of Houlihan Rovers S.A. (“Houlihan Rovers”), a Belgium-based global real estate securities asset manager. As of December 31, 2005, Houlihan Rovers had assets under management of $1.6 billion, of which $543 million are included in the assets we manage.

•	Moving into the broader category of high-dividend paying common stocks when we launched a closed-end mutual fund, Cohen & Steers Dividend Majors Fund, Inc. in January 2005, which raised $244 million in assets.

•	Launching Cohen & Steers International Realty Fund in March 2005, our first international open-end real estate mutual fund, which had $279 million in net inflows through December 31, 2005.

•	Launching Cohen & Steers Worldwide Realty Income Fund, Inc. in March 2005, our first global closed-end real estate mutual fund, which raised $437 million, including the issuance of preferred shares.

•	Establishing an office in Hong Kong to support our global real estate securities investment management activities.

•	Adding a large cap value portfolio management team and in August 2005 launched Cohen & Steers Dividend Value Fund, expanding the Company's portfolio strategies to the largest segment of the high-income equity markets.

Account Types

      We manage assets in three account types: closed-end mutual funds, open-end mutual funds and institutional separate accounts.

      Closed-End Mutual Funds. The nine closed-end mutual funds for which we are the investment advisor are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by their shareholders. The trading price of the shares of a closed-end mutual fund is determined by supply and demand in the marketplace, which means the shares may trade at a premium or discount to the net asset value of the funds.

      Investment advisory fees for the closed-end mutual funds vary based on each fund's investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to eight of the nine closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund's average daily net assets. In the year ended December 31, 2005, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $61.0 million and accounted for 51% of investment advisory and administrative fee revenue.

      In order to reduce expenses for certain of the closed-end mutual funds, we have agreed to waive a portion of the investment advisory fees otherwise payable by such funds. These waivers began to expire in January 2006 and continue through 2012. Each of our investment advisory agreements with a mutual fund, including the fees payable under the waiver agreements, is subject, following the initial two year term, to annual approval by the mutual fund's board of directors, including at least a majority of the independent directors. Our investment advisory and administration agreements with the closed-end mutual funds are generally terminable upon 60 or fewer days notice.

      The table below describes each closed-end mutual fund's investment advisory fee that is scheduled to be charged, after giving effect to the amount of the fee that we have agreed to waive for each year (as a percentage of managed assets):

Year	Cohen & Steers Advantage Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Quality Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Premium Income Realty Fund, Inc. (through 8/30)	Cohen & Steers REIT and Utility Income Fund, Inc. (through 1/31)	Cohen & Steers Select Utility Fund, Inc. (through 3/31)	Cohen & Steers REIT and Preferred Income Fund, Inc.	Cohen & Steers Total Return Realty Fund, Inc.	Cohen & Steers Dividend Majors Fund, Inc.	Cohen & Steers Worldwide Realty Income Fund, Inc. (through 3/31)
2005	0.43%	0.53%	0.55%	0.65%	0.65%	0.65%	0.70%	0.75%	0.50%
2006	0.50%	0.53%	0.55%	0.65%	0.65%	0.65%	0.70%	0.75%	0.50%
2007	0.57%	0.59%	0.55%	0.65%	0.65%	0.65%	0.70%	0.75%	0.50%
2008	0.64%	0.65%	0.60%	0.65%	0.65%	0.65%	0.70%	0.75%	0.65%
2009	0.71%	0.71%	0.65%	0.65%	0.65%	0.65%	0.70%	0.75%	0.80%
2010	0.78%	0.78%	0.70%	0.70%	0.70%	0.65%	0.70%	0.75%	0.95%
2011	0.85%	0.83%	0.75%	0.75%	0.75%	0.65%	0.70%	0.75%	0.95%
2012	0.85%	0.85%	0.80%	0.80%	0.80%	0.65%	0.70%	0.75%	0.95%
2013	0.85%	0.85%	0.80%	0.85%	0.85%	0.65%	0.70%	0.75%	0.95%

      Open-End Mutual Funds. The eight open-end mutual funds for which we are the investment advisor offer and issue new shares continuously as funds are invested and redeem shares when funds are withdrawn. The share price for purchases and redemptions of each of the open-end mutual funds is determined by each fund's net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund's assets less liabilities, divided by the fund's total shares outstanding.

      Investment advisory fees for the open-end mutual funds vary based on each fund's investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund's average daily net assets. In the year ended December 31, 2005, investment advisory and administrative fees from our open-end mutual funds totaled approximately $42.1 million and accounted for 35% of investment advisory and administrative fee revenue.

      Our investment advisory and administration agreements with the open-end mutual funds are generally terminable upon 60 or fewer days notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval, after the first two years, by the open-end mutual fund's board, as well as by a majority of the directors who are not interested persons.

      Institutional Separate Accounts. The 46 institutional separate accounts for which we are the investment advisor represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional separate account in a manner tailored to the investment preferences of that individual client as defined within each client's individual investment advisory agreement. Our investment advisory agreements with the institutional separate account clients are generally terminable upon 60 days notice. In the year ended December 31, 2005, investment advisory fees from our institutional separate accounts totaled approximately $16.1 million and accounted for 14% of investment advisory and administrative fee revenue.

      Sub-advisory and wrap-fee assets are included in our institutional separate account assets. Sub-advisory assets represent accounts for which we have been named as a sub-advisor by the investment advisor to that account. As sub-advisor, we have responsibility for managing the portfolio's investments, while the investment advisor oversees our performance as sub-advisor. Wrap fee assets represent assets received from investment programs, which bundle a number of investment services for one fee.

      Portfolio Consulting and Other Services. As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfying the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2005, we provided such advisory consulting services to 33 UITs with aggregate assets of $797 million. These assets are not included in the assets we manage.

      In addition, we maintain a proprietary index, Cohen & Steers Realty Majors Index (RMP), listed on the American Stock Exchange, which is the basis for the iShares Cohen & Steers Realty Majors Index Fund (ICF) sponsored by Barclays. We earn a licensing fee based on the fund's assets for the use of our index.

      Our fee schedules for these relationships vary based on the type of services we provide for each relationship.

      Our Investment Process. Our investment process is based on fundamental portfolio and company research. Our investment committees and portfolio managers formulate investment strategies that take into account the economy, industry fundamentals and valuation for each of our portfolio strategies. An investment committee oversees the portfolio manager and research team responsible for each of our portfolio strategies. Martin Cohen and Robert H. Steers, our co-chairmen and co-chief executive officers, and Joseph M. Harvey, our president, head our investment committees.

      Our research analysts must subject the companies that he or she covers to a detailed fundamental analysis. They focus on a company's management, business plan, balance sheet, industry position and corporate governance. We also require our research analysts to spend a significant amount of time interacting with and visiting company management, as well as talking to competitors, vendors, analysts and other industry participants. Investment performance is a primary determinant of incentive compensation for our investment professionals.

      We have developed valuation models that are unique to each of our portfolio strategies. These models have been shown to be highly effective in identifying relative value. We use our valuation models daily to build and manage portfolios with the strict discipline to which we adhere.

      Each of the 17 mutual funds and 46 separate accounts that we currently manage adheres to one of the following investment strategies, which may contain leverage:

      U.S. Realty Total Return is a core U.S. REIT strategy that seeks total return with a balance of current income and capital appreciation.

      U.S. Realty Focus is a concentrated U.S. REIT strategy that seeks maximum total return.

      U.S. Realty Income is a U.S. REIT strategy that seeks above-average income first and capital appreciation second with lower volatility than the overall U.S. REIT market.

      Global Income is a strategy that invests in real estate securities of companies based in the United States and in other developed and emerging countries that seeks above-average income first and capital appreciation second.

      International Realty Total Return is a total return-oriented strategy that invests in real estate securities of companies based outside the United States.

      European Realty Total Return is a total return-oriented strategy that invests in real estate securities of companies based in Europe.

      Asia Pacific Realty Total Return is a total return-oriented strategy that invests in real estate securities of companies based in Asia and the Pacific.

      Large Cap Value is a total return-oriented strategy that invests in large capitalization U.S. securities with above-average dividend growth.

      REIT Preferred Securities is an income-oriented strategy that invests exclusively in REIT preferred securities.

      Preferred Securities is an income-oriented strategy that invests exclusively in preferred securities.

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

      Our Distribution Network. Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisors and institutional investors. The open-end mutual funds for which we are the investment advisor are available for purchase with and without commissions through full service and discount broker/dealers and the significant networks serving financial advisors. We provide advisory and administration services to nine closed-end and eight open-end mutual funds under the Cohen & Steers brand name, which collectively have over 490,000 individual investors. We have also launched Cohen & Steers VIF Realty Income Fund, Inc., an open-end mutual fund, that is offered to the variable insurance market.

      Our institutional separate account relationships extend to institutions such as pension and endowment funds and insurance companies, and to high net worth individuals. We extend the reach of our distribution network by providing investment sub-advisory services to several mutual funds, with assets of approximately $1.5 billion as of December 31, 2005, which are sponsored by other financial institutions and distributed in the United States, Canada and Japan. These assets are included in the institutional separate account assets we manage.

Investment Banking

      As a complement to our asset management business, and to capitalize on our extensive expertise in public real estate securities and companies, in 1999 we established a boutique investment banking practice that serves companies in real estate and real estate intensive businesses, including healthcare.

      Our investment banking business strategy focuses on providing a full range of services to a universe of companies in select real estate intensive businesses. These services include the following areas:

      Mergers & Acquisitions—We provide a full range of merger and acquisition advisory services involving the purchase or sale of public or private companies or their business units through a combination of broad auctions or targeted negotiations. We also facilitate leveraged buyouts and strategic capital infusions, and provide our clients with advice relating to takeover defenses.

      Restructurings—We have developed a broad range of corporate restructuring advisory services. These services include advice with respect to debt and lease restructurings, recapitalization transactions, exchange offers and bankruptcy advisory services.

      Capital Raising—We provide capital raising services as both agent and underwriter in connection with the sale of public and private debt, preferred, equity linked and equity securities. In January 2005, the National Association of Securities Dealers (“NASD”) approved Cohen & Steers Capital Advisors LLC's (our wholly-owned investment banking subsidiary, “Advisors”) application to conduct firm commitment underwritings. As such, we may act as an underwriter or selling group member in both equity and fixed income product offerings.

      Investment banking fees are negotiated on a client-by-client basis depending upon the nature and scope of the assignment and the market for such services. These fees are typically calculated as a percentage of the value of the transaction contemplated. For example, for a capital raising transaction, we would typically receive a fee based on a percentage of the gross proceeds raised in such transaction.

Competition

      We face substantial competition in every aspect of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of client relationships. Fee competition also affects the business, as do compensation, administration, commissions and/or other expenses paid to intermediaries.

      Performance and price are the principal methods of competition. Prospective clients and mutual fund shareholders will typically base their decisions on our ability to generate returns that exceed a market index, i.e. our “performance,” and on our fees, or “price.” Individual mutual fund holders may also base their decision on the ability to access the mutual funds we manage through a particular distribution channel. Institutional separate account clients are often advised by consultants who may include other factors in their decisions for these clients.

      We compete with a large number of global and U.S. investment advisors, commercial banks, brokerage firms and broker/dealers, insurance companies and other financial institutions. We are considered a small to mid-sized investment advisory firm. Many competing firms are parts of larger financial services companies and attract business through numerous means including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker/dealers.

      More specifically, in the real estate securities investment advisory business we face competition from a variety of competitors. Real estate security mutual fund sponsors include: large nationally recognized investment advisory firms that offer a variety of mutual funds across many different asset types; investment advisors that offer mutual funds whose primary investment objective is income; smaller boutique type firms that specialize solely in publicly traded real estate securities and firms that invest directly in real estate. Additionally, a number of financial advisors offer clients the ability to manage separate real estate security portfolios.

      The growing acceptance of REITs and other high-income equity securities by both institutional and individual investors has attracted a number of firms to begin managing income oriented equity securities, and our competitors seek to expand their market share among the same client base that we serve. Financial intermediaries that provide our products to their clients may also provide competing products. Many current and potential competitors have greater brand name recognition and more extensive client bases, which could be to our disadvantage. In addition, our larger competitors have more resources and may have more leverage to expand their distribution channels and capture market share through ongoing business relationships and extensive marketing efforts. Conversely, relative to our larger competitors, we are potentially able to grow our business at a faster rate from a relatively smaller asset base. In addition, we believe we are able to shift resources to respond to changing market conditions more quickly than many larger investment advisory firms.

      The open-end mutual funds for which we are the investment advisor face significant competition from other open-end mutual funds, exchange traded funds and other investment companies and hedge funds. They vary both in size and investment philosophy and their shares are offered to the public on a load and no load basis. Advertising, sales promotions, the type and quality of services offered and investment performance influence competition for open-end mutual fund sales.

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

      We also face competition in attracting and retaining qualified employees. The ability to continue to compete effectively in our businesses depends in part on our ability to compete effectively in the market for investment professionals.

      Our investment banking business faces competition from other investment banking and financial advisory firms. We compete with them on the basis of a number of factors, including transaction execution skills, range of services, innovation, reputation and price. A number of our competitors have greater capital and other resources, and offer more comprehensive lines of services, than we do. Many of our competitors maintain relationships with our clients and compete directly with us for transactions. We rely largely on the client relationships and the extensive expertise of our team of investment banking professionals to differentiate ourselves from our competition.

Regulation

      Our business, and the securities business in general, is subject to extensive regulation in the United States at both the federal and state level, as well as by self regulatory organizations (“SROs”). The Securities and Exchange Commission (“SEC”) is responsible for enforcing the federal securities laws and serves as a supervisory body for all federally registered investment advisors, as well as for national securities exchanges and associations.

      CSCM is registered as an investment advisor with the SEC and is subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions. Moreover, in our capacity as an investment advisor to mutual funds, we are subject to the Investment Company Act of 1940 and its rules and regulations. The Investment Company Act of 1940 regulates the relationship between a mutual fund and its investment advisor and prohibits or severely restricts principal transactions and joint transactions between a mutual fund and its investment advisor and other affiliates.

      Our subsidiaries, Advisors and Cohen & Steers Securities, LLC (“Securities”), are broker/dealers. The regulation of broker/dealers has, to a large extent, been delegated by the federal securities laws to SROs, which adopt rules that govern the industry. The NASD is the designated SRO for Advisors and Securities and regularly conducts periodic examinations of their operations. Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, use and safekeeping of clients' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Our registered broker/dealer subsidiaries are each subject to certain net capital requirements under the Securities Exchange Act of 1934, as amended. The net capital requirements, which specify minimum net capital levels for registered broker/dealers, are designed to measure the financial soundness and liquidity of broker/dealers. In addition, these subsidiaries are subject to regulation under the laws of the states and territories in which they are registered to conduct securities or investment advisory businesses.

      Our subsidiaries, as well as the Cohen & Steers open-end mutual funds, are subject to the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker/dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. We have established policies and procedures designed to ensure compliance with that Act and the related regulations.

      Our subsidiary, Cohen & Steers Asia Limited, is subject to the laws of Hong Kong and is regulated by the Hong Kong Securities and Futures Commission and it has developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. Additionally, Houlihan Rovers is subject to periodic examination by the local regulatory agency in Belgium and it has developed comprehensive compliance systems in order to satisfy applicable regulatory requirements.

      The failure of our internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on us.

      Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect our method of operation and profitability. Our profitability could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other governmental agencies have been very active in investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, the effect of which will further regulate the mutual fund industry and impose additional compliance obligations, and costs for fulfilling such obligations, on us.

Employees

      As of December 31, 2005, we had 117 full time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

Available Information

      We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our website at cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our website the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. Further, we will provide, without charge upon written request, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as well as the committee charters, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. Requests for copies should be addressed to Salvatore Rappa, Vice President and Associate General Counsel, Cohen & Steers, Inc., 280 Park Avenue, New York, New York 10017. You may also read and copy any document we file at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC's website at http://www.sec.gov.

Item 1A. Risk Factors

We depend on Martin Cohen and Robert Steers, our co-chairmen and co-chief executive officers, and the loss of their services would have a material adverse effect on us.

      We depend on the efforts of Mr. Cohen and Mr. Steers. Mr. Cohen and Mr. Steers head each of our investment committees with our president, Joseph Harvey, and they oversee the portfolio manager and research teams responsible for each of our portfolio strategies.

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

      The market for qualified portfolio managers is extremely competitive. It is imperative for us to add and retain the portfolio managers and investment analysts that form the foundation of our company. However, we may not be successful in our efforts to recruit and retain the required personnel. In addition, our investment professionals and senior marketing personnel have direct contact with our institutional separate account clients, which can lead to strong client relationships. The loss of these personnel could jeopardize our relationships with certain institutional separate account clients, and result in the loss of such accounts. Further, Investment Banking relies on the expertise, business origination efforts and client relationships of our three senior investment banking professionals. The loss of these professionals could result in the loss of Investment Banking clients and jeopardize the viability of our investment banking business. Moreover, we employ compensation mechanisms involving the use of equity compensation that may not be effective, especially if the market price of our common stock declines. The loss of key personnel or the inability to recruit and retain portfolio managers, marketing personnel or investment banking professionals could have a material adverse effect on our business.

A decline in the prices of securities could lead to a decline in revenue and earnings.

      A significant portion of our revenue is derived from the investment advisory and administration fees we receive from our clients. These fees are based on the market value of the assets underlying the agreements that govern the fee calculations. Accordingly, a decline in the price of the securities in which we invest on behalf of our clients generally, and real estate securities in particular, could cause our revenue and earnings to decline. In addition, a decline in the market value of these assets could cause our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which could also negatively impact our revenue and earnings.

      The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic, financial or political events.

A general decline in the performance of securities in the real estate sector could have an adverse effect on the assets we manage and our revenue.

      As of December 31, 2005, 77% of the assets we managed were concentrated in domestic real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of the real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities could reduce the assets we manage and our revenue.

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

      Market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end mutual funds, and we have raised $8.1 billion in closed-end mutual fund offerings since May 2001. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and our revenue.

We may incur losses associated with our underwriting activities, which could adversely affect results and may negatively affect our earnings.

      In January 2005, the NASD approved Advisors' application to conduct firm commitment underwritings. As such, Advisors may act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, Advisors has legal exposure.

      Underwriting involves both economic and litigation risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Furthermore, because underwriting commitments require a charge against net capital, Advisors could find it necessary to limit its underwriting participations to remain in compliance with regulatory net capital requirements.

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable.

      Our investment advisory and administration agreements are generally terminable upon 60 or fewer days notice. In addition, open-end mutual fund investors may redeem their investments in the mutual funds at any time without prior notice. Moreover, each investment advisory agreement, including the fees payable thereunder, with a mutual fund is subject to annual approval by the mutual fund's board, including at least a majority of the independent directors; such approval may not be granted. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationships with us, reduce the aggregate amount of the assets we manage or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares, increased redemptions of mutual fund shares, and the loss of institutional or individual accounts. Under certain circumstances, stockholder activists may pressure closed-end mutual funds for which we are the investment advisor to tender for their shares, open-end, liquidate or take other actions that may adversely affect the fees we receive from the affected closed-end mutual funds. The decrease in revenue that could result from any such event could have a material adverse effect on our business.

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

      We managed 46 institutional separate account portfolios at December 31, 2005, of which the six largest represented approximately 50% of the institutional separate account assets we managed and approximately 13% of the total assets we managed. Approximately 5% of our total revenue in 2005 was derived from our six largest institutional separate account portfolios. Loss of any of these institutional separate accounts would reduce our revenue. We have, from time to time, lost institutional separate accounts because of decisions by our clients to reallocate their assets to different asset classes or to move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.

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

      Our ability to distribute mutual funds and subadvisory services is highly dependent on access to the client base of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries which generally offer competing investment products. To a lesser extent, our institutional separate account asset management business depends on recommendations by consultants, financial planners and other professional advisors, as well as our existing clients. We may not be able to continue to gain access to these channels. The inability to have this access could have a material adverse effect on our business.

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

      There has been a trend toward lower fees in some segments of the asset management business. In order for us to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. In addition, the SEC has adopted rules that are designed to improve mutual fund corporate governance. These rules could result in further downward pressure on investment advisory fees in the mutual fund industry. Accordingly, we may not be able to maintain our current fee structure or take advantage of scheduled fee increases. Fee reductions on existing or future new business would have an adverse impact on our revenue and profitability.

Our business strategy may not be successful.

      Our business strategy involves diversifying Asset Management to include products and services outside the U.S. real estate securities area. This has entailed hiring additional portfolio managers in areas in which we do not have significant prior experience as well as opening offices both within and outside the United States. In the future, it may entail acquiring other asset management firms.

      We may not be successful in locating and hiring or acquiring such portfolio managers or asset management firms and any such hiring activity or acquisitions may not be successful. In addition, our business prospects and future growth are subject to our ability to successfully manage multiple offices and navigate legal and regulatory systems outside the United States. Furthermore, a change in the current tax treatment of dividends could aversely impact our business strategy.

We could experience losses and significant volatility in connection with the activities of Investment Banking.

      Investment Banking operates in a highly competitive environment where there are no long-term contracted sources of revenue. Investment Banking assignments are generally related to specific capital raising, merger or acquisition transactions or restructuring projects. Because these transactions are singular in nature and are not likely to recur, Investment Banking must seek new assignments when current assignments are successfully completed or are terminated. Only a limited proportion of Investment Banking engagements result in a completed transaction for which a fee is earned. The employees of Investment Banking can spend significant amounts of time on transactions that are not completed and for which no fee will be earned. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any other period and the revenue and profitability of Investment Banking can be very volatile.

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

      Our businesses are also subject to extensive regulation in the United States, including by the SEC and the NASD. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as an investment advisor or broker/dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us.

      In response to past scandals in the mutual fund industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the SEC, Congress, the legislatures in states in which we conduct operations and the various regulatory agencies that supervise our operations. Additionally, the SEC, the NASD and other regulators, as well as Congress, continue to investigate certain practices within our industry. These proposals, if enacted or adopted, could have a substantial impact on the regulation and operation of mutual funds and could adversely affect the assets we manage and our revenue and net income. In particular, new rules and regulations recently proposed or adopted by the SEC will place greater regulatory compliance and administrative burdens on us. For example, recently adopted rules require investment advisors and mutual funds to adopt, implement, review and administer written policies and procedures reasonably designed to prevent violation of the federal securities laws. Similarly, the public disclosure requirements applicable to mutual funds have become more stringent. We may require additional staff to satisfy these obligations, which would increase our operating expenses.

Regulatory developments designed to increase the independence of mutual fund boards of directors may result in downward pressure on our fees and could result in mutual funds not renewing their investment advisory and administration agreements with us.

      The SEC has adopted rules relating to the composition of mutual fund boards of directors and the practices of the independent directors who serve on those boards. The SEC has also adopted rules that require mutual fund shareholder reports to discuss, in reasonable detail, the material factors and conclusions that formed the basis for the approval by a mutual fund's board of directors of any investment advisory agreement, including the fees payable under the agreement. The board of directors of each mutual fund for which we are the investment advisor, including at least a majority of the mutual fund's independent directors, must determine both initially and, following the initial two year term, annually thereafter that the mutual fund's investment advisory fee is reasonable in relation to, among other things, the performance of the mutual fund, the services provided by the investment advisor and the advisory fees charged to comparable mutual funds. These directors have a fiduciary duty to the mutual fund shareholders. If regulatory developments designed to increase the independence of mutual fund boards of directors result in reductions in the fees payable to other fund managers, this could in turn result in downward pressure on our fees. In addition, Asset Management's continued receipt of revenue is subject to the risk that our mutual fund boards of directors may determine not to renew investment advisory and administration agreements with us or that they may renew such agreements at lower fee rates than are then in effect.

Failure to comply with “fair value” pricing and late trading policies and procedures may adversely affect us.

      The SEC has adopted rules that require mutual funds to adopt “fair value” pricing procedures to address time zone arbitrage, selective disclosure procedures to protect mutual fund portfolio information and procedures to ensure compliance with a mutual fund's disclosed market timing policy. The SEC has also proposed further rule amendments to eliminate late trading of mutual fund shares. New SEC rules also require our funds to ensure compliance with their own market timing policies. Our funds are subject to these rules and, in the event of non-compliance, we may be required to disgorge certain revenue. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation which could decrease our future income.

New regulations restricting the use of “soft dollars” could result in an increase of our expenses.

      On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that we can use to defray certain of our expenses. If the regulations are adopted revising or eliminating the ability of asset managers to use “soft dollars,” our operating expenses would have increased by approximately $1.6 million. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated or significantly reduced.

The asset management industry is intensely competitive.

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

Failure to maintain adequate infrastructure could impede our ability to support business growth.

      We continue to experience significant growth in our business activities. We must maintain adequate infrastructure to support this growth, including technological capacity, data centers, backup facilities and sufficient space for expanding staff levels. The failure to maintain an infrastructure commensurate with our expansion could impede our growth, which could cause our earnings or stock price to decline.

Risks Related to Our Common Stock

We are controlled by Mr. Cohen and Mr. Steers, whose interests may differ from those of other stockholders.

      Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 70% of our common stock as of March 10, 2006. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

•	elect all of the members of our board of directors and thereby control our management and affairs;

•	determine the outcome of matters submitted to a vote of our stockholders for approval; and

•	preclude any unsolicited acquisition of us and, consequently, adversely affect the market price of the common stock or prevent our stockholders from realizing a premium on their shares.

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

      Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who beneficially own, in the aggregate, 25,357,432 shares of our common stock as of March 10, 2006, have advised us that they intend to sell additional shares of our common stock over a period of time, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933 shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.

      On November 18, 2005 we filed a registration statement that covered resales of an aggregate of 2,500,000 shares owned by Messrs. Cohen and Steers and also covered resales of an aggregate

900,000 shares owned by certain of our other employees. On February 15, 2006, Mr. Cohen, and a trust benefiting his family, and Mr. Steers, and a trust benefiting his family, each sold 761,284 shares and other employees sold 372,432 shares in the aggregate under this registration statement.

      We may also issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by our stockholders. The registration statement we filed on November 18, 2005 also allows us to offer from time to time an aggregate of 1,600,000 shares.

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

Item 1B. Unresolved Staff Comments

      The Company has no unresolved SEC comments.

Item 2. Properties

      Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in Seattle, Washington and Hong Kong.

Item 3. Legal Proceedings

      As previously disclosed, on October 11, 2004, our Compensation Committee canceled fully vested restricted stock units previously granted to an employee who resigned, due to such employee's violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit against us challenging the forfeiture of these RSUs. On November 18, 2004, we filed a motion to dismiss this action and on April 1, 2005, the court granted our motion to dismiss. On November 7, 2005, this former employee appealed the Supreme Court's decision to dismiss the matter to the Appellate Division of the Supreme Court, First Department. Based on the information currently available and advice of counsel, we believe that the eventual outcome of the action against us will not have a material adverse affect on our consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
          Purchases of Equity Securities

      Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS.” As of March 10, 2006, there were 90 holders of record of our common stock and an estimated 3,300 beneficial owners. The closing sale price of our common stock on March 10, 2006 was $22.71 per share.

      We pay a quarterly cash dividend at a rate of $0.11 per share. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant.

      The following table sets forth for the periods indicated the high and low reported sale prices and dividends declared per share for the common stock since August 13, 2004, the date that our common stock began trading on the NYSE, as reported on the NYSE:

Three Months Ended 2005	March 31	June 30	September 30	December 31
High price	$19.12	$20.90	$23.62	$20.78
Low price	$14.80	$16.07	$17.93	$16.57
Cash dividend declared per share	$0.10	$0.10	$0.11	$0.11
Period Ended 2004	March 31	June 30	September 30	December 31
High price	n/a	n/a	$16.46	$17.98
Low price	n/a	n/a	$13.00	$13.90
Cash dividend declared per share	n/a	n/a	$0.10	$0.10

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

      The consolidated statement of financial condition as of December 31, 2001 and the consolidated statement of income for the year ended December 31, 2001 are derived from unaudited financial statements. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments that we consider necessary for a fair presentation of our consolidated financial position and results of operations for all periods presented.

      Our income taxes as an S-corporation (for all periods presented through August 16, 2004), consisted solely of New York state and local income taxes. Upon conversion from S-corporation to C-corporation status on August 16, 2004, the Company became subject to U.S. federal and certain state and local income taxes which it had not been subject to previously. Therefore, the data presented for 2004 include results as both an S-corporation and a C-corporation. In addition, in connection with the one-time non-cash compensation charge of $47.0 million attributable to the grant of fully vested RSUs to certain employees related to our initial public offering, we generated a $17.7 million deferred income tax asset that we expect to realize in 2006, 2007 and 2008 based on the delivery schedule of the underlying RSUs.

      The results presented for 2004 include operations as both a private and public company and are therefore not comparable with future periods. Our 2004 results include certain substantial charges related to the initial public offering of shares of our common stock. General and administrative expenses prior to our initial public offering consisted primarily of professional fees, travel, marketing and rent expenses. However, as a result of operating as a public company, additional general and administrative expenses such as professional fees, transfer agent fees, directors and officers insurance, public company reporting fees, and other public company related costs were incurred in 2004.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA(1)

	As of and for the Years Ended December 31,
	2005	2004(1)	2003(1)	2002(1)	2001(1)
	($ in thousands, except per share data)
Consolidated Statement of Income
Total revenue	$146,218	$114,113	$70,341	$55,246	$35,294
Total operating expenses	98,596	116,504	58,469	46,597	28,489
Operating income (loss)	47,622	(2,391)	11,872	8,649	6,805
Total non-operating income	6,257	1,109	279	398	453
Income (loss) before provision for income taxes and equity in earnings of affiliate	53,879	(1,282)	12,151	9,047	7,258
Provision for income taxes	22,880	(8,551)	100	611	654
Equity in earnings of affiliate	922	19	—	—	—
Net income	31,921	7,288	12,051	8,436	6,604
Earnings per share data(2)
Basic	$0.80	$0.23	$0.45	$0.32	$0.25
Fully diluted	$0.79	$0.23	$0.45	$0.32	$0.25
Consolidated Statement of Financial Condition
Cash and cash equivalents	$39,092	$30,164	$7,256	$6,090	$2,750
Marketable securities available-for-sale	87,276	69,935	6,439	4,625	4,145
Total assets	198,548	158,989	34,523	24,394	17,853
Total liabilities	33,853	13,354	13,749	7,702	4,142
Total stockholders' equity	164,695	145,635	20,774	16,692	13,711
Other financial data (unaudited)	($ in millions)
Assets under management (AUM) by account type:
Closed-end mutual funds	$9,674	$8,984	$4,791	$2,114	$601
Open-end mutual funds	5,591	5,199	3,897	2,452	2,314
Institutional separate accounts	5,226	4,118	2,992	2,057	2,782

Total AUM	$20,491	$18,301	$11,680	$6,623	$5,697

(1)	Prior to August 17, 2004, the Company was a privately held S-corporation.

(2)	All per share amounts have been adjusted to reflect a 291.351127 for one stock split that we effected on June 16, 2004. See Note 6 to the consolidated financial statements contained in this Form 10-K for the computations of basic and diluted earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.

      Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in Item 1A. Risk Factors of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

      Cohen & Steers, Inc., together with its wholly-owned subsidiaries, is a manager of high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and large cap value stocks. We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

Assets Under Management

      We manage three types of accounts: closed-end mutual funds, open-end load and no-load mutual funds and institutional separate accounts.

      The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Closed-End Mutual Funds
Assets under management, beginning of year	$8,984	$4,791	$2,114

Inflows	829	3,292	1,974
Market appreciation (depreciation)	(139)	901	703

Total increase	690	4,193	2,677

Assets under management, end of year(1)	$9,674	$8,984	$4,791

Open-End Mutual Funds
Assets under management, beginning of year	$5,199	$3,897	$2,452

Inflows	1,726	1,395	1,208
Outflows	(1,776)	(1,296)	(679)

Net inflows (outflows)	(50)	99	529
Market appreciation	442	1,203	916

Total increase	392	1,302	1,445

Assets under management, end of year(1)	$5,591	$5,199	$3,897

Institutional Separate Accounts
Assets under management, beginning of year	$4,118	$2,992	$2,057

Inflows	1,215	490	268
Outflows	(640)	(492)	(141)

Net inflows (outflows)	575	(2)	127
Market appreciation	533	1,128	808

Total increase	1,108	1,126	935

Assets under management, end of year	$5,226	$4,118	$2,992

Total
Assets under management, beginning of year	$18,301	$11,680	$6,623

Inflows	3,770	5,177	3,450
Outflows	(2,416)	(1,788)	(820)

Net inflows	1,354	3,389	2,630
Market appreciation	836	3,232	2,427

Total increase	2,190	6,621	5,057

Assets under management, end of year(1)	$20,491	$18,301	$11,680

(1)	As of December 31, 2005, assets under management included $543 million of assets sub-advised by Houlihan Rovers.

      Assets under management were $20.5 billion at December 31, 2005, a 12% increase from $18.3 billion at December 31, 2004.

Closed-end mutual funds

      Closed-end mutual fund assets under management increased to $9.7 billion at December 31, 2005 from $9.0 billion at December 31, 2004 and $4.8 billion at December 31, 2003. The increase in assets under management was primarily attributable to offerings of common shares for new funds and preferred shares for new and existing funds. Market appreciation was significant for both 2004 and 2003 periods as well.

      Closed-end mutual fund inflows from common and preferred stock offerings were $829 million in the year ended December 31, 2005, compared with $3.3 billion in the year ended December 31, 2004 and $2.0 billion in the year ended December 31, 2003. In January 2005, we launched Cohen & Steers Dividend Majors Fund, our first diversified portfolio of high dividend-paying common stocks. This fund raised $244 million, net of underwriting fees. In March 2005, we launched Cohen & Steers Worldwide Realty Income Fund, a closed-end mutual fund that invests primarily in a portfolio of global real estate equity securities, which raised $287 million, net of underwriting fees. In May 2005, Cohen & Steers Worldwide Realty Income Fund issued $150 million in variable rate preferred shares bringing the total raised for this fund to $437 million. Also, Cohen & Steers Select Utility Fund, one of our existing closed-end mutual funds, raised $74 million of variable rate preferred shares in the year ended December 31, 2005. The majority of assets raised during 2004 occurred in the first half of the year through the offerings of common and preferred stock for two new funds. These funds raised $1.7 billion and $1.2 billion, respectively. In the year ended December 31, 2003, one new fund raised $1.8 billion through offerings of common and preferred stock.

      Market depreciation in closed-end mutual funds was $139 million in the year ended December 31, 2005, compared with market appreciation of $901 million in the year ended December 31, 2004 and $703 million in the year ended December 31, 2003.

Open-end mutual funds

      Open-end mutual fund assets under management increased to $5.6 billion at December 31, 2005, from $5.2 billion at December 31, 2004 and $3.9 billion at December 31, 2003. The increase in assets under management was primarily due to market appreciation.

      Net outflows for open-end mutual funds were $50 million in the year ended December 31, 2005, compared with net inflows of $99 million in the year ended December 31, 2004 and net inflows of $529 million in the year ended December 31, 2003. Gross inflows increased to $1.7 billion in the year ended December 31, 2005 from $1.4 billion in the year ended December 31, 2004 and $1.2 billion in the year ended December 31, 2003. Gross outflows totaled $1.8 billion in the year ended December 31, 2005, compared with $1.3 billion in the year ended December 31, 2004 and $679 million in the year ended December 31, 2003. Included in our open-end mutual fund gross outflows in the year ended December 31, 2005 was a client transfer of $100 million into our institutional separate accounts.

      Market appreciation in open-end mutual funds was $442 million in the year ended December 31, 2005, compared with market appreciation of $1.2 billion in the year ended December 31, 2004 and $916 million in the year ended December 31, 2003.

Institutional separate accounts

      Institutional separate account assets under management increased to $5.2 billion at December 31, 2005, from $4.1 billion at December 31, 2004 and $3.0 billion at December 31, 2003. The majority of the increase in assets was predominately due to market appreciation.

      Institutional separate accounts had net inflows of $575 million in the year ended December 31, 2005, compared with net outflows of $2 million in the year ended December 31, 2004 and net inflows of $127 million in the year ended December 31, 2003. Gross inflows increased to $1.2 billion in the year ended December 31, 2005 from $490 million in the year ended December 31, 2004 and $268 million in the year ended December 31, 2003. Gross outflows totaled $640 million in the year ended December 31, 2005, compared with $492 million in the year ended December 31, 2004 and $141 million in the year ended December 31, 2003. Included in our institutional separate account inflows in the year ended December 31, 2005 was a client transfer of $100 million out of our open-end mutual funds.

      Market appreciation was $533 million in the year ended December 31, 2005, compared with market appreciation of $1.1 billion in the year ended December 31, 2004 and $808 million in the year ended December 31, 2003.

Results of Operations

      On August 16, 2004, we terminated our status as an S-corporation and converted to a C-corporation and on August 18, 2004, we completed our initial public offering. Our results in the year ended December 31, 2004 include operations as both a private and public company and are therefore not comparable with future periods. As will be discussed later in this report, results in the year ended December 31, 2004 include certain substantial charges related to the initial public offering.

      The following table of selected financial data presents our business segments in a manner consistent with the way we manage our businesses (in thousands):

	Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Asset Management
Total revenue, including equity in earnings of affiliate	$135,317	$106,024	$59,062
Total expenses	(89,335)	(106,145)	(50,510)
Net non-operating income	6,017	1,059	248

Income before provision for income taxes	$51,999	$938	$8,800

Investment Banking
Total revenue	$11,823	$8,108	$11,279
Total expenses	(9,261)	(10,359)	(7,959)
Net non-operating income	240	50	31

Income (loss) before provision for income taxes	$2,802	$(2,201)	$3,351

Total
Total revenue, including equity in earnings of affiliate	$147,140	$114,132	$70,341
Total expenses	(98,596)	(116,504)	(58,469)
Net non-operating income	6,257	1,109	279

Income (loss) before provision for income taxes	$54,801	$(1,263)	$12,151

2005 compared with 2004

Revenue

      Total revenue, including equity in earnings of affiliate, increased 29% to $147.1 million in the year ended December 31, 2005 from $114.1 million in the year ended December 31, 2004. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management and an increase in investment banking fees.

      Asset Management

      Revenue, including equity in earnings of affiliate, increased 28% to $135.3 million in the year ended December 31, 2005 from $106.0 million in the year ended December 31, 2004. Investment advisory and administration fees increased 28% to $119.2 million in the year ended December 31, 2005, compared with $92.8 million in the year ended December 31, 2004.

      In the year ended December 31, 2005, total investment advisory and administration revenue from closed-end mutual funds increased 31% to $61.0 million from $46.6 million in the year ended December 31, 2004. The increase in closed-end mutual fund revenue was due to higher levels of average daily net assets from common and preferred share offerings for certain funds during the fourth quarter of 2004 and the first half of 2005, partially offset by market depreciation.

      In the year ended December 31, 2005, total investment advisory and administration revenue from open-end mutual funds increased 22% to $42.1 million from $34.4 million in the year ended December 31, 2004. The increase was attributable to increased assets under management resulting from market appreciation across virtually all of our open-end mutual funds.

      In the year ended December 31, 2005, total investment advisory and administration revenue from institutional separate accounts increased 36% to $16.1 million from $11.8 million in the year ended December 31, 2004. This increase was attributable to higher levels of assets resulting from market appreciation and net inflows during the year.

      Distribution and service fee revenue increased 18% to $12.0 million in the year ended December 31, 2005 from $10.2 million in the year ended December 31, 2004. This increase in distribution and service fee revenue was primarily due to increased assets in three open-end mutual funds and the launch of our international open-end mutual fund.

      Investment Banking

      Revenue increased 46% to $11.8 million in the year ended December 31, 2005 from $8.1 million in the year ended December 31, 2004. This increase was primarily attributable to additional revenue generated from merger advisory and restructuring assignments partially offset by a reduction in capital raising transactions.

Expenses

      Total operating expenses decreased 15% to $98.6 million in the year ended December 31, 2005 from $116.5 million in the year ended December 31, 2004, primarily due to a decrease in employee compensation and benefits, partially offset by increases in general and administrative, distribution and service fees and depreciation and amortization.

      Employee compensation and benefits decreased 51% to $36.3 million in the year ended December 31, 2005 from $74.0 million in the year ended December 31, 2004. Included in 2004 expense was a third quarter one-time non-cash compensation charge of $47.0 million attributable to the grant of fully-vested RSUs to certain employees related to our initial public offering. The change was partially offset by 2005 increases in base and incentive compensation for new employees and amortization of unearned compensation related to RSUs and deferred compensation plans.

      Distribution and service fees increased 31% to $29.4 million in the year ended December 31, 2005 from $22.5 million in the year ended December 31, 2004. This increase was primarily due to higher levels of average daily net assets and the launch of two new closed-end mutual funds in 2005. Distribution expenses from closed-end mutual funds were $13.1 million in the year ended December 31, 2005, compared with $11.4 million in the year ended December 31, 2004. Distribution fees, shareholder service fees and other distribution expenses for open-end mutual funds were $16.3 million in the year ended December 31, 2005, compared with $11.1 million in the year ended December 31, 2004 and contributed most to the increase in distribution and service fees.

      General and administrative increased 80% to $23.3 million in the year ended December 31, 2005, from $13.0 million in the year ended December 31, 2004. Approximately $4.0 million of the increase was attributable to higher professional fees resulting from costs related to compliance with Sarbanes-Oxley, sub-advisory fees paid to Houlihan Rovers and increased recruiting fees. In addition, we incurred organizational expenses of $2.5 million as part of the launch of five new mutual funds during 2005. Occupancy costs were higher due to the recognition of two full quarter's rent expense for our new corporate headquarters. In connection with our relocation, we recorded a charge of $1.4 million comprised primarily of moving costs and remaining lease payments, partially offset by sublease income for our former location.

      Depreciation and amortization increased 121% to $6.3 million in the year ended December 31, 2005 from $2.8 million in the year ended December 31, 2004. Included in depreciation and amortization expense in the year ended December 31, 2005 was a full year non-cash expense of $4.4 million relating to amortization of the intangible asset recorded in connection with the grant of fully vested RSUs related to our initial public offering. In 2004, the non-cash charge associated with the amortization of the intangible asset totaled $1.7 million. The intangible asset, which expires in January 2008, reflects the independently determined value of the non-competition agreements that were executed at the time of our initial public offering. As a result of our relocation to our new corporate headquarters in November, we recorded a charge of $0.7 million attributable to the abandonment of certain furniture and fixtures and leasehold improvements.

      Amortization of deferred commissions decreased 21% to $3.4 million in the year ended December 31, 2005 from $4.2 million in the year ended December 31, 2004. The decrease was primarily attributable to a higher proportion of inflows into front-end load, class A shares.

Non-operating Income

      Non-operating income, excluding our share of the net income of Houlihan Rovers, was $6.3 million in the year ended December 31, 2005, compared with $1.1 million in the year ended December 31, 2004. Non-operating income for the 2005 was primarily attributable to $3.6 million of interest and dividend income on our investments, $2.5 million of realized gains from the sale of investments in our sponsored mutual funds and a $0.3 million gain from the sale of our fractional interest in an aircraft.

Income Taxes

      Upon our conversion from S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. federal and certain state and local income taxes. Prior to that, we were exempt from federal income taxes due to our status as an S-corporation and income tax expense consisted of New York state and local income taxes. We recorded an income tax expense of $22.9 million in the year ended December 31, 2005, compared with an income tax benefit of $8.6 million in the year ended December 31, 2004. The provision for income taxes in the year ended December 31, 2005, includes U.S. federal, state and local income taxes at an effective tax rate equal to 42.5%. Included in the tax provision in the year ended December 31, 2005 is an adjustment to the net deferred tax asset resulting from a recent change in the New York State tax law. The income tax benefit in the year ended December 31, 2004 was due primarily to a benefit derived from vested restricted stock units granted at the time of our initial public offering.

2004 compared with 2003

      Total revenue increased 62% to $114.1 million in the year ended December 31, 2004 from $70.3 million in the year ended December 31, 2003. This increase was primarily the result of an increase in investment advisory and administrative fees and distribution and service fees attributable to higher assets under management.

Revenue

      Asset Management

      Revenue increased 80% to $106.0 million in the year ended December 31, 2004 from $59.1 million in the year ended December 31, 2003. Investment advisory and administration fees increased 80% to $92.8 million in the year ended December 31, 2004, compared with $51.6 million in the year ended December 31, 2003.

      In 2004, revenue from closed-end mutual funds was $46.6 million, compared with $18.6 million in 2003. Two new closed-end mutual funds were offered in 2004 and generated $16.7 million in revenue. This represented 60% of the $28.0 million increase in closed-end mutual fund revenue in 2004. The remaining increase in closed-end mutual fund revenue was due to increased assets under management from market appreciation and additional auction market preferred share offerings for existing funds.

      In the year ended December 31, 2004, total investment advisory and administration revenue from open-end mutual funds increased 42% to $34.4 million from $24.2 million in the year ended December 31, 2003. The increase was attributable to increased assets under management across all of our open-end mutual funds.

      In the year ended December 31, 2004, total investment advisory and administration revenue from institutional separate accounts increased 34% to $11.8 million from $8.8 million in the year ended December 31, 2003. This increase was attributable to higher levels of assets resulting from market appreciation during the year.

      Distribution and service fee revenue totaled $10.2 million in the year ended December 31, 2004, compared with $5.9 million in the year ended December 31, 2003. This increase in distribution and service fee revenue was primarily due to increased assets in Cohen & Steers Realty Income Fund, Inc. Specifically, distribution fee revenue and shareholder service fee revenue were $7.5 million and $2.7 million, respectively, in the year ended December 31, 2004, compared with $4.3 million and $1.6 million, respectively, in the year ended December 31, 2003.

      Investment Banking

      Revenue decreased 28% to $8.1 million in the year ended December 31, 2004 from $11.3 million in the year ended December 31, 2003. This decrease was primarily due to a reduction in revenue generated from restructuring mergers & acquisitions transactions, which was partially offset by an increase in revenue generated from capital raising transactions.

Expenses

      Total operating expenses increased 99% to $116.5 million in the year ended December 31, 2004 from $58.5 million in the year ended December 31, 2003. This was primarily due to a significant increase in employee compensation and benefits and an increase in depreciation and amortization.

      Employee compensation and benefits increased 99% to $74.0 million in the year ended December 31, 2004 from $37.2 million in the year ended December 31, 2003. This increase was the result of a one-time non-cash compensation charge of $47.0 million attributable to the grant of fully-vested RSUs to certain employees related to our initial public offering. For the fully vested RSUs issued under the voluntary deferred compensation plan, we recorded a non-cash stock-based compensation expense of $2.1 million in the year ended December 31, 2004. Also, at the time of the initial public offering, we granted to certain employees awards of unvested RSUs with a fair value of $8.4 million. Amortization expense related to the unearned stock-based compensation of these grants was $0.9 million in the year ended December 31, 2004.

      Distribution and service fees increased 145% to $22.5 million in the year ended December 31, 2004 from $9.2 million in the year ended December 31, 2003. The launch of two new closed-end mutual funds in 2004 and the significant market appreciation of assets in the open and closed-end mutual funds were the primary contributors to the increase in distribution and service fees. Distribution expenses from closed-end mutual funds were $11.4 million in the year ended December 31, 2004, compared with $3.2 million in the year ended December 31, 2003, and contributed most to the increase in distribution and service fees. Of the $8.2 million increase in distribution expenses from closed-end mutual funds, $4.2 million was attributable to the launch of the two new closed-end mutual funds in 2004. Included in distribution and service fees was the payment of $1.7 million to retire ongoing fee obligations to a broker/dealer for certain of our closed-end mutual funds. Distribution fees, shareholder service fees and other distribution expenses for open-end mutual funds were $11.1 million in the year ended December 31, 2004, compared with $6.0 million in the year ended December 31, 2003.

      General and administrative increased 62% to $13.0 million in the year ended December 31, 2004, from $8.0 million in the year ended December 31, 2003. Included in general and administrative were public company operating costs incurred since August 18, 2004.

      Depreciation and amortization increased to $2.8 million in the year ended December 31, 2004 from $1.0 million in the year ended December 31, 2003. We incurred a non-cash expense of $1.7 million relating to the amortization of an intangible asset. The intangible asset reflects the independently determined value of the non-competition agreements that were executed at the time of our initial public offering.

      Amortization of deferred commissions increased 38% to $4.2 million in the year ended December 31, 2004 from $3.1 million in the year ended December 31, 2003. The increase was primarily attributable to a higher proportion of inflows into non-front-end load classes of shares.

Non-operating Income

      Non-operating income was $1.1 million in the year ended December 31, 2004, compared with $0.3 million in the year ended December 31, 2003. The increase in non-operating income primarily reflects interest and dividend income earned on cash raised from our initial public offering.

Income Taxes

      Historical income tax expense consisted solely of New York state and local income taxes; we were exempt from federal income taxes due to our status as an S-corporation. However, upon our conversion from S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. federal and certain state and local income taxes. We had an income tax benefit of $8.6 million in the year ended December 31, 2004, compared with an income tax expense of $0.1 million in the year ended December 31, 2003. The large income tax benefit was due primarily to a $17.7 million deferred tax asset generated from the one-time non-cash charge related to stock based compensation granted at our initial public offering.

Liquidity and Capital Resources

      Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with the majority of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows are generally created as a result of the operating activities of our business segments, with investment advisory and administrative fees a significant contributor. Cash and cash equivalents, accounts receivable and marketable securities available-for-sale were 73% and 71% of total assets as of December 31, 2005 and 2004, respectively.

      Net cash from operating activities increased to $50.1 million in the year ended December 31, 2005 from $35.9 million in the year ended December 31, 2004 and $10.9 million in the year ended December 31, 2003. The change from 2004 to 2005 is primarily attributable to an increase in accrued compensation as year-end bonuses for 2005 were paid in January 2006. Year-end bonuses for 2004 were paid in December 2004. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

      Cash of $23.2 million was used in investing activities, primarily for the purchase of $58.9 million of marketable securities, partially offset by proceeds from sales and maturities of marketable securities in the amount of $42.8 million, in the year ended December 31, 2005. Cash of $66.4 million was used in investing activities, primarily for the purchase of $63.0 million of marketable securities, partially offset by proceeds from maturities of marketable securities in the amount of $1.0 million, in the year ended December 31, 2004. Cash of $1.6 million was used in investing activities, primarily for the purchases of property and equipment, in the year ended December 31, 2003.

      Cash of $17.6 million was used in financing activities, primarily for dividends paid to stockholders in the year ended December 31, 2005. Cash of $53.1 million was provided by financing activities, primarily related to proceeds from our initial public offering of Cohen & Steers, Inc. common stock, net of related offering costs, partially offset by S-corporation cash distributions made to shareholders, in the year ended December 31, 2004. Cash of $7.9 million was used in financing activities, primarily related to S-corporation cash distributions made to shareholders, in the year ended December 31, 2003.

      It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the SEC. At December 31, 2005, our regulatory net capital exceeded the minimum requirement by approximately $10.8 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

      We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	2011 and after	Total
Operating leases, net	$3,022	$3,157	$2,688	$2,596	$2,717	$8,362	$22,542
Capital lease obligations	57	46	9	—	—	—	112

Total contractual obligations	$3,079	$3,203	$2,697	$2,596	$2,717	$8,362	$22,654

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

   Investments

      Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of investments in our sponsored open-end and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our audited consolidated statement of income. Minor impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

   Long-Lived Assets

      Property and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Deferred commissions consist of commissions paid in advance to broker/dealers in connection with the sale of certain shares of Company-sponsored open-end load mutual funds and are capitalized and amortized over a period not to exceed six years. All long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

   Goodwill and Intangible Asset

      The intangible asset is amortized over its useful life. Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair value to carrying amount, including goodwill.

   Investment Advisory and Administration Fees

      We earn the majority of our revenue by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in the portfolio. We earn revenue from administration fees paid by certain sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. This revenue is recognized as such fees are earned.

   Stock-based Compensation

      We account for stock-based compensation awards in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments granted to employees. Expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires us to estimate forfeitures at the date of grant instead of recognizing them as incurred.

   Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes.” We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred liabilities are recognized for temporary differences that will result in taxable income in future years.

   Recently Issued Accounting Pronouncements

      In March 2005, a Financial Accounting Standards Board (“FASB”) Staff Position was issued addressing the application of Emerging Issues Task Force (“EITF”) Issue No. 85-24 (“FSP EITF 85-24-1”), “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” when cash for the right to future distribution fees for shares previously sold is received from third parties. FSP EITF 85-24-1 did not materially impact the Company's consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. At December 31, 2005, approximately $12.9 million was invested in our sponsored equity funds. We had approximately $51.5 million invested in U.S. Treasury and U.S. Government agency securities, $18.9 million invested in preferred securities and $4.0 million invested in foreign and domestic equities as of December 31, 2005.

      In addition, a significant majority of our revenue—approximately 82%, 81% and 73% for the years ended December 31, 2005, 2004 and 2003, respectively,—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

Item 8. Financial Statements and Supplemental Data

      The report of our independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements on accounting and financial disclosure matters.

Item 9A. Controls and Procedures

      Based on their evaluation as of a date as of the end of the period covered by this Annual Report on Form 10-K, our co-chief executive officers and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      The information regarding our Code of Business Conduct and Ethics under the caption “Item 1: Election of Directors—Corporate Governance” in the Proxy Statement is incorporated herein by reference.

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
		Included herein at pages F-1 through F-21.
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

March 16, 2006

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

Signature	Title	Date
/s/ MARTIN COHEN Martin Cohen	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 16, 2006

/s/ ROBERT H. STEERS Robert H. Steers	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 16, 2006

/s/ RICHARD E. BRUCE Richard E. Bruce	Director	March 16, 2006

/s/ PETER L. RHEIN Peter L. Rhein	Director	March 16, 2006

/s/ RICHARD P. SIMON Richard P. Simon	Director	March 16, 2006

/s/ EDMOND D. VILLANI Edmond D. Villani	Director	March 16, 2006

/s/ MATTHEW S. STADLER Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ BERNARD M. DOUCETTE Bernard M. Doucette	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

TABLE OF CONTENTS
FINANCIAL STATEMENTS

COHEN & STEERS
MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of Cohen & Steers, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation on our assessment of the Company's internal control over financial reporting. Their report appears on the following page.

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cohen & Steers, Inc.
New York, NY

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management's Assessment of Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United

States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
New York, NY
March 15, 2006

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$39,092	$30,164
Marketable securities available-for-sale	87,276	69,935
Accounts receivable	19,044	13,152
Property and equipment—net	8,936	2,638
Intangible asset—net	9,252	13,693
Deferred commissions—net	4,471	5,716
Equity investment	4,427	3,961
Deferred income tax asset—net	21,604	16,702
Other assets	4,446	3,028

Total assets	$198,548	$158,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$15,681	$123
Dividends payable	4,385	3,983
Deferred rent	1,673	92
Other liabilities and accrued expenses	12,114	7,483

	33,853	11,681

Long-term debt	—	1,673

Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 35,426,202 and 35,388,736 shares issued and outstanding at December 31, 2005 and 2004, respectively	354	354
Additional paid-in capital	183,860	178,594
Accumulated deficit	(6,377)	(21,557)
Accumulated other comprehensive income, net of tax	354	1,790
Less: Treasury stock, at cost, 1,043 shares at December 31, 2005	(20)	—
Unearned compensation	(13,476)	(13,546)

Total stockholders' equity	164,695	145,635

Total liabilities and stockholders' equity	$198,548	$158,989

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Revenue:
Investment advisory and administration fees	$119,195	$92,847	$51,608
Distribution and service fees	11,955	10,150	5,880
Portfolio consulting and other	3,245	3,008	1,574
Investment banking fees	11,823	8,108	11,279

Total revenue	146,218	114,113	70,341

Expenses:
Employee compensation and benefits	36,269	73,973	37,193
Distribution and service fees	29,385	22,475	9,190
General and administrative	23,300	12,974	8,007
Depreciation and amortization	6,283	2,843	1,002
Amortization, deferred commissions	3,359	4,239	3,077

Total expenses	98,596	116,504	58,469

Operating income (loss)	47,622	(2,391)	11,872

Non-operating income (expense):
Interest and dividend income	3,622	1,241	435
Gain from sale of marketable securities	2,534	—	—
Gain from sale of property and equipment	289	—	—
Foreign currency transaction loss	(86)	—	—
Interest expense	(102)	(132)	(156)

Total non-operating income	6,257	1,109	279

Income (loss) before provision for income taxes and equity in earnings of affiliate	53,879	(1,282)	12,151
Provision for income taxes	22,880	(8,551)	100
Equity in earnings of affiliate	922	19	—

Net income	$31,921	$7,288	$12,051

Earnings per share:
Basic	$0.80	$0.23	$0.45

Diluted	$0.79	$0.23	$0.45

Weighted average shares outstanding:
Basic	39,991	31,816	26,700

Diluted	40,324	31,942	26,700

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned Compensation	Total
Beginning balance, January 1, 2003	$267	$3,692	$12,399	$334	$—	$—	$16,692
Distribution to stockholders	—	—	(9,255)	—	—	—	(9,255)
Net income	—	—	12,051	—	—	—	12,051
Other comprehensive income, net of taxes	—	—	—	1,286	—	—	1,286

Ending balance, December 31, 2003	$267	$3,692	$15,195	$1,620	$—	$—	$20,774

Dividends	—	—	(7,996)	—	—	—	(7,996)
Issuance of common stock	87	105,028	—	—	—	—	105,115
Transfer of undistributed accumulated deficit to additional paid-in-capital	—	(1,697)	1,697	—	—	—	—
Tax benefit from conversion from S-corporation to C-corporation	—	215	—	—	—	—	215
Deferred offering costs	—	(5,286)	—	—	—	—	(5,286)
Distribution to stockholders	—	—	(37,741)	—	—	—	(37,741)
Issuance of restricted stock units	—	80,403	—	—	—	(13,454)	66,949
Amortization of unearned compensation	—	—	—	—	—	(92)	(92)
Forfeitures of restricted stock awards	—	(3,761)	—	—	—	—	(3,761)
Net income	—	—	7,288	—	—	—	7,288
Other comprehensive income, net of taxes	—	—	—	170	—	—	170

Ending balance, December 31, 2004	$354	$178,594	$(21,557)	$1,790	$—	$(13,546)	$145,635

Dividends		—	(16,741)	—	—	—	(16,741)
Issuance of common stock	—	676	—	—	—	—	676
Tax benefit from issuance of dividends on restricted stock units	—	941	—	—	—	—	941
Repurchase of common stock	—	—	—	—	(20)	—	(20)
Issuance of restricted stock units	—	5,066	—	—	—	(4,975)	91
Amortization of unearned compensation	—	—	—	—	—	4,821	4,821
Forfeitures of restricted stock awards	—	(1,417)	—	—	—	224	(1,193)
Net income		—	31,921	—	—	—	31,921
Other comprehensive loss, net of taxes	—	—	—	(1,436)	—	—	(1,436)

Ending balance, December 31, 2005	$354	$183,860	$(6,377)	$354	$(20)	$(13,476)	$164,695

See notes to consolidated financial statements

COHEN & STEERS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$31,921	$7,288	$12,051
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	5,853	45,427	—
Stock appreciation right plan expense	—	869	1,315
Amortization, deferred commissions	3,359	4,239	3,077
Depreciation and amortization	6,283	2,843	1,002
Amortization, bond discount—net	(177)	(58)	—
Deferred rent	1,581	(29)	126
Gain from sale of marketable securities	(2,534)	—	—
Equity in earnings of affiliate	(922)	(19)	—
Deferred income taxes	(4,235)	(18,029)	(98)
Foreign currency transaction loss	86	—	—
Gain from sale of property and equipment	(289)	—	—
Tax benefit from issuance of dividends on restricted stock units	941	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,977)	(4,304)	(3,321)
Deferred commissions	(2,114)	(3,273)	(5,646)
Other assets	(1,518)	(1,361)	(661)
Accrued compensation	13,604	(232)	195
Other liabilities and accrued expenses	4,255	2,495	2,832

Net cash provided by operating activities	50,117	35,856	10,872

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(58,867)	(62,991)	(427)
Proceeds from maturities of marketable securities available-for-sale	32,747	997	—
Proceeds from sale of marketable securities available-for-sale	10,053	—	—
Purchase of equity investment	—	(3,831)	—
Investments in company-sponsored mutual funds	—	(100)	(100)
Purchases of property and equipment	(7,604)	(436)	(1,062)
Proceeds from sale of property	485	—	—

Net cash used in investing activities	(23,186)	(66,361)	(1,589)

Cash flows from financing activities:
Distributions to S-corporation shareholders	—	(37,741)	(9,255)
Borrowings on bank line of credit	—	—	1,693
Dividends to stockholders	(16,338)	(3,983)	—
Repayment of bank line of credit	—	(4,713)	—
Payment of capital lease obligations	(49)	(16)	(12)
Principal payments on long-term debt	(1,673)	(108)	(134)
Offering costs	—	(5,286)	(139)
Issuance of common stock	497	104,990	—

Net cash (used in) provided by financing activities	(17,563)	53,143	(7,847)

Net increase in cash and cash equivalents	9,368	22,638	1,436
Effect of foreign currency translation	(440)	—	—

Cash and cash equivalents, beginning of the year	30,164	7,526	6,090

Cash and cash equivalents, end of the year	$39,092	$30,164	$7,526

Supplementary disclosure of cash flow information:
Cash paid for interest	$109	$129	$150

Cash paid for taxes, net	$26,121	$10,124	$361

Non-cash transactions—acquisition of property & equipment under capital leases	$110	$24	$39

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      Cohen & Steers, Inc. (“CNS”, and together with its subsidiaries, the “Company”), a Delaware corporation, completed an initial public offering of its common stock on August 18, 2004. On August 17, 2004, prior to the completion of the initial public offering and pursuant to a reorganization into a holding company structure, CNS became the parent holding company of Cohen & Steers Capital Management, Inc. (“CSCM”), a New York corporation. CNS, together with its direct and indirect subsidiaries, succeeded to the business conducted by CSCM and its subsidiaries. The reorganization is described in greater detail in the Registration Statement on Form S-1 (File No. 333-114027) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the initial public offering.

      On August 16, 2004, the Company terminated its status as an S-corporation under Subchapter S of the Internal Revenue Code and converted to a C-corporation, and on August 18, 2004 the Company completed its initial public offering. The results presented for the year ended December 31, 2004 include operations as both a private and public company and are therefore not comparable with future periods. The Company's 2004 results include certain substantial charges related to the initial public offering.

      The consolidated financial statements include the results of operations of CNS and CSCM and CSCM's wholly-owned subsidiaries, which include Cohen & Steers Securities, LLC (“Securities”) and Cohen & Steers Capital Advisors, LLC (“Advisors”). All material intercompany balances and transactions have been eliminated in consolidation.

      CSCM, a registered investment advisor under the Investment Advisers Act of 1940, is a manager of high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and large cap value stocks. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. CSCM also serves as portfolio consultant for non-proprietary unit investment trusts and provides sub-advisory services for mutual funds which are sponsored by other financial institutions.

      Securities, a Delaware limited liability company, is a broker/dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”). Securities is the distributor of certain of the Company-sponsored registered mutual funds.

      Advisors, a Delaware limited liability company, is a broker/dealer registered with the SEC and is a member of the NASD. Advisors provides advisory and administration services in connection with mergers and acquisitions, leveraged buyouts and recapitalizations, and the placement of securities as agent and through firm commitment underwritings.

2. Summary of Significant Accounting Policies

      Accounting Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

      Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

      Consolidation—The Company consolidates all investments in affiliates in which the Company's ownership exceeds 50 percent. The equity method of accounting is used for investments in affiliates in which the Company's ownership ranges from 20 to 50 percent.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Cash and Cash Equivalents—Cash and cash equivalents consists of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

      Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of Company-sponsored open-end and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment on a security position is other than temporary, the loss will be recognized in the audited consolidated statement of income. Minor impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

      Long-Lived Assets—Property and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Deferred commissions consist of commissions paid in advance to broker/dealers in connection with the sale of certain shares of Company-sponsored open-end load mutual funds and are capitalized and amortized over a period not to exceed six years. All long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

      Goodwill and Intangible Asset—The intangible asset is amortized over its useful life. Goodwill represents the excess of the cost of the Company's investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair value to carrying amount, including goodwill. See Notes 3 and 5 for further discussion about the Company's goodwill and intangible asset.

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

      Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service arrangements. The expenses associated with these third-party distribution and service arrangements are recorded as incurred in distribution and service fees.

      Investment Banking Fees—Revenue is generally recognized when the transaction is completed, pursuant to the terms of the individual agreements.

      Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using exchange rates as of the end of the accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in non-operating income.

      Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of stockholders' equity and comprehensive income. Comprehensive income includes net income, unrealized gains and losses on securities classified as available for sale (net of tax) and foreign currency translation adjustments (net of tax).

      Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes.” The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred liabilities are recognized for temporary differences that will result in taxable income in future years.

      Stock-based Compensation—The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments granted to employees. Expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures at the date of grant instead of recognizing them as incurred.

      New Accounting Pronouncements—In March 2005, a Financial Accounting Standards Board (“FASB”) Staff Position was issued addressing the application of Emerging Issues Task Force (“EITF”) Issue No. 85-24 (“FSP EITF 85-24-1”), “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” when cash for the right to future distribution fees for shares previously sold is received from third parties. FSP EITF 85-24-1 did not materially impact the Company's consolidated financial position or results of operations.

3. Acquisition of Houlihan Rovers S.A.

      On December 14, 2004, the Company paid approximately $3,654,000 to acquire 50% of the capital stock of Houlihan Rovers S.A. (“Houlihan Rovers”), a Belgium-based global real estate securities asset manager. The Company incurred additional acquisition costs of approximately $265,000 in connection with this investment.

      As of December 31, 2005, the Company had a non-controlling 50% investment of approximately $4,427,000, which includes approximately $2,676,000 of goodwill, in Houlihan Rovers. The Company accounts for its investment in Houlihan Rovers using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee's net income for the period. For the years ended December 31, 2005 and 2004, the Company recognized approximately $922,000 and $19,000, respectively, of income.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments

      The following is a summary of the cost and fair value of investments in marketable securities at December 31, 2005 and 2004 (in thousands):

		December 31, 2005				December 31, 2004
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value
Debt securities(1):
Maturity less than 1 year	$36,938	$—	$(243)	$36,695	$27,451	$—	$(65)	$27,386
Maturity between 1 yr–5 yrs	14,940	—	(119)	14,821	19,990	—	(150)	19,840
Preferred securities	18,710	223	—	18,933	13,000	72	—	13,072
Equities	3,852	123	—	3,975	—	—	—	—
Company-sponsored mutual funds	11,180	1,672	—	12,852	6,403	3,235	(1)	9,637

Total marketable securities	$85,620	$2,018	$(362)	$87,276	$66,844	$3,307	$(216)	$69,935

(1) Debt securities consist of U.S. Treasury and U.S. Government agency securities.

      For the year ended December 31, 2005, sales proceeds and gross realized gains from Company-sponsored mutual funds were approximately $6,756,000 and $2,457,000, respectively. There was no sales activity for the years ended December 31, 2004 and 2003. Dividend income from Company-sponsored mutual funds was approximately $485,000, $431,000 and $313,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

      Unrealized losses on investments in marketable securities as of December 31, 2005 were generally due to interest rate increases. The Company has the ability and intent to hold these investments until a recovery of fair value, which may mean until maturity, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.

5. Intangible Asset

      The Company's intangible asset, which expires in January 2008, reflects the independently determined value of the non-competition agreements that the Company received from certain employees who received fully vested RSUs at the time of the Company's initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements. The following table details the gross carrying amounts and accumulated amortization for the intangible asset at December 31, 2005 and 2004 (in thousands):

	2005	2004
Gross carrying amount	$15,400	$15,400
Accumulated amortization	(6,148)	(1,707)

Intangible asset, net	$9,252	$13,693

      Amortization expense related to the intangible asset was approximately $4,441,000 and $1,707,000 for the years ended December 31, 2005 and 2004, respectively. Estimated amortization expense through January 31, 2008, the date of expiration, is as follows (in thousands):

Years Ending December 31,	Estimated Amortization Expense
2006	$4,441
2007	4,441
2008	372

6. Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. There were no anti-dilutive common stock equivalents excluded from the computation for the years ended December 31, 2005, 2004 and 2003.

      The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income	$31,921	$7,288	$12,051

Basic weighted average shares outstanding	39,991	31,816	26,700
Dilutive potential shares from restricted stock awards	333	126	—

Dilutive weighted average shares outstanding	40,324	31,942	26,700

Basic earnings per share	$0.80	$0.23	$0.45

Diluted earnings per share	$0.79	$0.23	$0.45

7. Stock-Based Compensation

2004 Stock Incentive Plan

      The Cohen & Steers 2004 Stock Incentive Plan (the “SIP”) provides for the issuance of RSUs, stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 9.5 million shares of common stock may be granted under the SIP. At December 31, 2005, RSUs with respect to approximately 5.8 million shares of common stock are outstanding.

Restricted Stock Units

      Vested Restricted Stock Unit Grants

      At the time of the initial public offering, the Company granted awards of vested RSUs to certain employees pursuant to the SIP. Certain of these awards replaced all outstanding Stock Appreciation Rights awards previously made under the Company's Stock Appreciation Rights Plan, which was subsequently terminated. The shares underlying the RSUs granted at the time of the offering will be delivered as follows; 20%, 40%, and 40% on the last business day of January 2006, January 2007, and January 2008, respectively. Dividends declared during the restricted period are paid to the employees. At December 31, 2005, vested RSUs with respect to approximately 4.4 million shares of common stock are outstanding. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation (benefit) expense, net of forfeitures, of approximately ($717,000) and $42,225,000 for the years ended December 31, 2005 and 2004, respectively.

      The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the restricted period are paid to the directors. At December 31, 2005, vested RSUs with respect to approximately 9,000 shares of common stock are outstanding. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense of approximately $133,000 and $50,000 for the years ended December 31, 2005 and 2004, respectively.

      Unvested Restricted Stock Unit Grants

      The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Dividends are not paid to the holders of unvested RSUs. At December 31, 2005, RSUs with respect to approximately 1.1 million shares of common stock are outstanding. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $3,620,000 and $902,000 for the years ended December 31, 2005 and 2004, respectively.

      Incentive Bonus Plan for Certain Officers of the Company

      The Company has implemented two programs for certain officers of the Company under which (i) it automatically pays a portion of their year-end bonuses in the form of unvested RSUs (“mandatory deferred compensation plan”) and (ii) allows the officers to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of vested RSUs (“voluntary deferred compensation plan”). These RSUs are issued pursuant to the SIP. Automatic participation in the mandatory deferred compensation plan is either 10% or 15% of the year-end incentive bonus, depending on the officers' level of total compensation. The voluntary deferred compensation plan allows for the deferral of up to an additional 25% of the year-end bonus. Under both plans, the Company matches the employee contribution by 25% in the form of unvested RSUs. Dividend equivalents are accrued on the deferred compensation awards and the 25% match in the form of additional unvested RSUs. The RSUs under the mandatory deferred compensation plan, the 25% matching under both programs, and dividend equivalents under both programs will vest, and be delivered, three years after the date of grant. The RSUs under the voluntary deferred compensation plan vest immediately at the date of grant. The fair value at the date of grant of the RSUs under the mandatory deferred compensation plan and the matching under both programs is expensed on a straight-line basis.

      As of December 31, 2005, approximately 132,000 and approximately 155,000 RSUs under the mandatory and voluntary deferred compensation plan, including matching, were outstanding. In connection with the grant of the vested RSUs issued under the voluntary deferred compensation plan, the Company recorded a non-cash stock-based compensation charge, including amortization on the matching component, of approximately $1,988,000 and $2,105,000 for the years ended December 31, 2005 and 2004, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the mandatory deferred compensation plan and matching was approximately $650,000 and $19,000 for the years ended December 31, 2005 and 2004, respectively.

Employee Stock Purchase Plan

      Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 500,000. For the years ended December 31, 2005 and 2004, approximately 34,000 and approximately 64,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2005 and 2004, the Company recorded a non-cash stock-based compensation expense of approximately $179,000 and $126,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ESPP by the board of directors, (2) issuance of all of the shares reserved for issuance under the ESPP, or (3) the tenth anniversary of the effective date of the ESPP.

8. 401(k) and Profit-Sharing Plan

      The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 70% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made in 2005.

      Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company's contributions to the Plan. Forfeitures for the years ended December 31, 2005 and 2003 amounted to approximately $68,000 and $5,000, respectively. There were no forfeitures in 2004. Matching contributions, net of forfeitures, to the Plan amounted to approximately $240,000, $319,000 and $233,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

9. Long-Term Debt

      During 2005, the Company prepaid its long-term debt, which included two loans with original principal of approximately $1,440,000 and $620,000, respectively. These loans were collateralized by fractional ownership interests in certain aircraft. Amounts paid pursuant to these loan pre-payments were approximately $1,135,000 and $493,000, respectively. No gains or losses were recognized on such pre-payments.

10. Comprehensive Income

      Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Net income	$31,921	$7,288	$12,051
Foreign currency translation adjustment	(440)	—	—
Net unrealized gain (loss) on available-for-sale securities, net of tax	(2,491)	170	1,286
Reclassification of realized gain on available-for-sale securities, net of tax	1,495	—	—

Total comprehensive income	$30,485	$7,458	$13,337

11. Related Party Transactions

      The Company is an investment advisor to and has administrative agreements with affiliated open-end and closed-end mutual funds of which certain employees are officers and/or directors. For the years ended December 31, 2005, 2004 and 2003, the Company earned advisory and administrative fee revenue of approximately $103,092,000, $81,005,000, and $42,800,000, respectively, from these affiliated funds. For the years ended December 31, 2005, 2004, and 2003, distribution and service fee revenue from such funds totaled approximately $11,955,000, $10,150,000, and $5,880,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      For the years ended December 31, 2005, 2004, and 2003, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $18,864,000, $13,822,000, and $5,880,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees it is otherwise entitled to receive for up to ten years from the respective funds' inception dates. These fee waivers are scheduled to decrease each year for certain funds beginning in 2006. The Company does not include these fee waivers in revenues.

      The Company incurs expenses associated with the launch of its open-end and closed-end mutual funds. These organizational costs, which are included in general and administrative expenses, totaled approximately $2,465,000, $597,000 and $373,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

      The Company has an agreement with an affiliated open-end mutual fund that contractually requires the Company to pay expenses of the fund so that its total annual operating expenses do not exceed 0.75% of average daily net assets. This commitment will remain in place for the fund's life. For the years ended December 31, 2005, 2004, and 2003, expenses of approximately $1,034,000, $866,000 and $937,000, respectively, were incurred by the Company pursuant to this agreement and are included in general and administrative expenses.

      The Company has agreements with five other affiliated open-end mutual funds to reimburse certain fund expenses. For the years ended December 31, 2005, 2004, and 2003, expenses of approximately $957,000, $442,000 and $100,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

      General and administrative expenses include $675,000 of sub-advisory fees paid to Houlihan Rovers for the year ended December 31, 2005.

      Included in accounts receivable at December 31, 2005 and 2004 are receivables due from Company-sponsored mutual funds of approximately $10,344,000 and $8,498,000, respectively. Included in other assets at December 31, 2005 and 2004 are amounts due from Company-sponsored mutual funds of approximately $77,000 and $386,000, respectively.

      See Note 4 relating to investments in Company-sponsored mutual funds.

12. Net Capital Requirements

      Securities and Advisors, as registered broker/dealers and member firms of the NASD, are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2005, Securities and Advisors had net capital of approximately $4,061,000 and $7,440,000, respectively, which exceeded their requirements by approximately $3,767,000 and $7,034,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

      Securities and Advisors do not carry customer accounts and are exempt from the SEC's Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

13. Commitments and Contingencies

      The Company leases office space under noncancelable operating leases expiring at various dates through January 30, 2014. The Company subleases some of its office space to outside parties under noncancelable operating leases expiring December 31, 2007. The aggregate minimum future payments under the leases and subleases are payable as follows:

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ending December 31,	Gross Rent Expense	Sublease Income	Net Rent Expense
2006	$3,890	$868	$3,022
2007	4,033	876	3,157
2008	2,688	—	2,688
2009	2,596	—	2,596
2010	2,717	—	2,717
Thereafter	8,362	—	8,362

	$24,286	$1,744	$22,542

      Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, amounted to approximately $3,072,000, $1,050,000 and $1,006,00 for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease rental income received for the year ended December 31, 2005 was approximately $37,000.

      As previously disclosed, on October 11, 2004, the Company's Compensation Committee canceled fully vested RSUs previously granted to an employee who resigned from the Company due to such employee's violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit against the Company challenging the forfeiture of these RSUs. On November 18, 2004, the Company filed a motion to dismiss this action and on April 1, 2005, the court granted the Company's motion to dismiss. On November 7, 2005, this former employee appealed the Supreme Court's decision to dismiss the matter to the Appellate Division of the Supreme Court, First Department. Based on information currently available and advice of counsel, the Company believes that the eventual outcome of the action against it will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

14. Income Taxes

      On August 16, 2004, the Company terminated its status as an S-corporation and converted to a C-corporation. For all periods prior to this date, the Company operated as an S-corporation and was not subject to U.S. federal and certain state income taxes. The Company's historical income tax expense consisted of New York state and New York city income taxes. As a C-corporation, the Company is liable for federal and certain state and local income taxes to which it had not been previously subject. At the time of the conversion, the Company recognized the tax effect of the change in its income tax rates on its deferred tax assets and liabilities. Included in the tax provision for the year ended December 31, 2005 is an adjustment to the net deferred tax asset resulting from a recent change in New York state tax law.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The income (loss) before income tax and the related income tax provisions and benefits for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Income (loss) before provision for income taxes and equity in earnings of affiliate	$53,879	$(1,282)	$12,151
Equity in earnings of affiliate	922	19	—

Income (loss) before provision for income taxes	$54,801	$(1,263)	$12,151

Current:
U.S. federal	$20,986	$5,828	$—
State, local and other	6,129	3,650	199

	27,115	9,478	199

Deferred taxes:
U.S. federal	(4,650)	(12,804)	—
State and local	415	(5,225)	(99)

	(4,235)	(18,029)	(99)

Provision for income taxes	$22,880	$(8,551)	$100

      Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using the tax rates expected during the periods in which the differences are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. Significant components of the Company's net deferred income tax asset at December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004
Net deferred income tax assets (liabilities):
Unrealized gains on investments, net	$(628)	$(1,301)
Stock-based compensation	23,539	20,719
Deferred sales commissions	(1,828)	(2,353)
Other	521	(363)

Net deferred income tax asset	$21,604	$16,702

      A reconciliation of the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	—
State and local income taxes, net of federal income taxes	6.1%	7.0%	0.8%

Rate before reorganization	41.1%	42.0%	0.8%
Revaluation of deferred tax assets and liabilities due to New York state law change	1.3%	—	—
Revaluation of deferred tax assets and liabilities upon conversion to C-corporation	—	17.0%	—
Income tax benefit rate attributable to S-corporation	—	618.0%
Other	(0.6)%	—	—

Effective income tax rate	41.8%	677.0%	0.8%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Concentration of Credit Risk

      The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

      The following affiliated funds provided over 10 percent of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2005	2004	2003
Cohen & Steers Realty Shares, Inc.:
Investment advisory and administrative fees	$19,108	$15,553	$12,130
Percent of total revenue	13%	14%	17%
Cohen & Steers REIT and Preferred Income Fund, Inc.:
Investment advisory and administrative fees	$14,813	$13,867	—
Percent of total revenue	10%	12%	—
Cohen & Steers Realty Income Fund, Inc.:
Investment advisory and administrative fees	—	$11,423	—
Percent of total revenue	—	10%	—

16. Segment Reporting

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

      The Company evaluates performance of its segments based on profit or loss from operations before taxes. Information on the consolidated statement of financial condition data by segment is not disclosed because it is not used in evaluating segment performance and deciding how to allocate resources to segments.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Summarized financial information for the Company's reportable segments is presented in the following tables (in thousands):

	Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Asset Management
Total revenue, including equity in earnings of affiliate	$135,317	$106,024	$59,062
Total expenses	(89,335)	(106,145)	(50,510)
Net non-operating income	6,017	1,059	248

Income before provision for income taxes	$51,999	$938	$8,800

Investment Banking
Total revenue	$11,823	$8,108	$11,279
Total expenses	(9,261)	(10,359)	(7,959)
Net non-operating income	240	50	31

Income (loss) before provision for income taxes	$2,802	$(2,201)	$3,351

Total
Total revenue, including equity in earnings of affiliate	$147,140	$114,132	$70,341
Total expenses	(98,596)	(116,504)	(58,469)
Net non-operating income	6,257	1,109	279

Income (loss) before provision for income taxes	$54,801	$(1,263)	$12,151

      The following table is a reconciliation of reportable segment income (loss) before provision for income taxes and income (loss) before provision for income taxes and equity in earnings of affiliate in the Company's audited consolidated statements of income:

	Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Income (loss) before provision for income taxes	$54,801	$(1,263)	$12,151
Equity in earnings of affiliate	922	19	—

Income (loss) before provision for income taxes and equity in earnings of affiliate	$53,879	$(1,282)	$12,151

17. Selected Quarterly Financial Data (unaudited)

      The table below presents selected quarterly financial data for 2005 and 2004. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management's Discussion and Analysis of Financial Results of Operations” included herein.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter
	1st	2nd	3rd	4th	Total
2005	($ in thousands, except per share data)

Revenue	$34,107	$38,268	$36,431	$37,412	$146,218
Operating income	11,021	13,754	11,038	11,809	47,622
Net income	7,065	8,509	8,003	8,344	31,921
Earnings per share:
Basic	$0.18	$0.21	$0.20	$0.21	$0.80
Diluted	$0.18	$0.21	$0.20	$0.21	$0.79
Weighted-average shares outstanding:
Basic	40,022	39,986	39,980	39,982	39,991
Diluted	40,235	40,293	40,371	40,393	40,324
2004 (1-4)

Revenue	$27,309	$25,628	$29,121	$32,055	$114,113
Operating income (loss)	10,039	8,963	(37,817)	16,424	(2,391)
Net income (loss)	9,331	8,600	(20,589)	9,946	7,288
Earnings (loss) per share:
Basic	$0.35	$0.32	$(0.60)	$0.25	$0.23
Diluted	$0.35	$0.32	$(0.60)	$0.25	$0.23
Weighted-average shares outstanding:
Basic	26,700	26,700	34,068	39,888	31,816
Diluted	26,700	26,700	34,138	40,015	31,942

(1)	The Company's income taxes as an S-corporation (for all periods presented through August 16, 2004), consisted solely of New York state and local income taxes. Upon conversion from an S-corporation to C-corporation status on August 16, 2004, the Company became subject to U.S. federal and certain state and local income taxes which it had not been subject to previously. Therefore, the data presented for 2004, include results as both an S-Corporation and a C-Corporation. In addition, in connection with the one-time non-cash compensation charge of $42.2 million during 2004, the Company generated a $17.7 million deferred income tax asset that it expects to realize in 2006, 2007 and 2008 based on the delivery schedule of the RSUs.
(2)	The results presented for 2004 include operations as both a private and public company and are not necessarily indicative of the results that may be expected for future periods. The Company's 2004 results include certain substantial charges related to the initial public offering.
(3)	The results for 2004 reflect a decrease in the salaries for each of our co-chairmen in conjunction with the conversion from an S-corporation to C-corporation as well as a bonus limit of $1.0 million each.
(4)	All per share amounts have been adjusted to reflect a 291.351127 for one stock split that was effected on June 16, 2004. See Note 6 for the computation of basic and diluted earnings per share.

18. Subsequent Event

      On February 17, 2006, CNS declared a quarterly cash dividend on its common stock in the amount of $0.11 per share. The dividend will be payable on April 19, 2006 to stockholders of record at the close of business on March 29, 2006.

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