Form 10-Q
period 2006-03-31
COHEN & STEERS INC
filed 2006-05-09
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 832-3232

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    ☐                Accelerated Filer    ☒                Non-Accelerated Filer    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 8, 2006 was 36,402,494.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$34,431	$39,092
Marketable securities available-for-sale	83,340	87,276
Accounts receivable	21,095	19,044
Property and equipment—net	10,017	8,936
Intangible asset—net	8,142	9,252
Deferred commissions—net	4,885	4,471
Equity investment	4,856	4,427
Deferred income tax asset—net	18,252	21,604
Other assets	7,747	4,446

Total assets	$192,765	$198,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued compensation	$3,600	$15,681
Dividends payable	4,361	4,385
Deferred rent	1,651	1,673
Other liabilities and accrued expenses	12,017	12,114

	21,629	33,853

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 36,402,494 and 35,426,202 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	361	354
Additional paid-in capital	200,485	183,860
Accumulated deficit	(2,195)	(6,377)
Accumulated other comprehensive income, net of tax	1,292	354
Less: Treasury stock, at cost, 292,143 and 1,043 shares at March 31, 2006 and December 31, 2005, respectively	(6,003)	(20)
Unearned compensation	(22,804)	(13,476)

Total stockholders’ equity	171,136	164,695

Total liabilities and stockholders’ equity	$192,765	$198,548

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue:
Investment advisory and administration fees	$33,006	$27,320
Distribution and service fees	3,201	2,869
Portfolio consulting and other	934	1,029
Investment banking fees	705	2,889

Total revenue	37,846	34,107

Expenses:
Employee compensation and benefits	10,597	8,659
Distribution and service fees	7,676	6,660
General and administrative	5,696	5,403
Depreciation and amortization	1,551	1,375
Amortization, deferred commissions	749	989

Total expenses	26,269	23,086

Operating income	11,577	11,021

Non-operating income (expense):
Interest and dividend income	1,058	551
Gain from sale of marketable securities	659	507
Foreign currency transaction loss	(16)	(21)
Interest expense	—	(22)

Net non-operating income	1,701	1,015

Income before provision for income taxes and equity in earnings of affiliate	13,278	12,036
Provision for income taxes	4,909	5,123
Equity in earnings of affiliate	348	152

Net income	$8,717	$7,065

Earnings per share:
Basic	$0.22	$0.18

Diluted	$0.22	$0.18

Weighted average shares outstanding:
Basic	39,803	40,022

Diluted	40,327	40,235

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2006

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Unearned Compensation	Total
Beginning balance, January 1, 2006	$354	$183,860	$(6,377)	$354	$(20)	$(13,476)	$164,695
Dividends	—	—	(4,535)	—	—	—	(4,535)
Issuance of common stock	7	765	—	—	—	—	772
Acquisition of treasury stock	—	—	—	—	(5,983)	—	(5,983)
Tax benefits associated with restricted stock units	—	2,753	—	—	—	—	2,753
Issuance of restricted stock units	—	13,248	—	—	—	(11,117)	2,131
Amortization of unearned compensation	—	—	—	—	—	1,668	1,668
Forfeitures of restricted stock awards	—	(141)	—	—	—	121	(20)
Net income	—	—	8,717	—	—	—	8,717
Other comprehensive income, net	—	—	—	938	—	—	938

Ending balance, March 31, 2006	$361	$200,485	$(2,195)	$1,292	$(6,003)	$(22,804)	$171,136

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$8,717	$7,065
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,764	1,600
Amortization, deferred commissions	749	989
Depreciation and amortization	1,551	1,375
Amortization, bond discount—net	(28)	(43)
Deferred rent	22	158
Gain from sale of marketable securities	(659)	(507)
Equity in earnings of affiliate	(348)	(152)
Deferred income taxes	3,509	(1,904)
Foreign currency transaction loss	16	21
Tax benefits associated with restricted stock units	2,753	—
Changes in operating assets and liabilities:
Accounts receivable	(2,067)	(503)
Deferred commissions	(1,163)	(573)
Other assets	(3,782)	5,127
Equity investment	(81)	39
Accrued compensation	(10,168)	(210)
Other liabilities and accrued expenses	(144)	4,413

Net cash provided by operating activities	641	16,895

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(18,871)	(27,036)
Proceeds from maturities of marketable securities available-for-sale	6,001	9,970
Proceeds from sale of marketable securities available-for-sale	18,686	1,522
Purchases of property and equipment	(1,433)	(258)
Increase in investment in affiliate	—	(91)

Net cash (used in) provided by investing activities	4,383	(15,893)

Cash flows from financing activities:
Dividends to stockholders	(4,385)	(3,976)
Acquisition of treasury stock	(5,983)	—
Payment of capital lease obligations	(42)	(5)
Principal payments on long-term debt	—	(34)
Issuance of common stock	656	—

Net cash used in financing activities	(9,754)	(4,015)

Effect of foreign currency translation	69	(39)
Net decrease in cash and cash equivalents	(4,661)	(3,052)

Cash and cash equivalents, beginning of the period	39,092	30,164

Cash and cash equivalents, end of the period	$34,431	$27,112

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$28

Cash paid for taxes, net	$2,492	$465

Non-cash transactions—acquisition of property and equipment under capital leases	$89	$110

Non-cash transactions—issuance of restricted stock unit dividend equivalents	$175	$—

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Cohen & Steers, Inc. (“CNS”) was organized as a Delaware corporation on March 17, 2004. CNS was formed to be the holding company for Cohen & Steers Capital Management, Inc. (“CSCM”), a New York corporation, and to allow for the issuance of common stock to the public.

The unaudited condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s significant wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”) and Cohen & Steers Capital Advisors, LLC (“Advisors” and collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The Company provides investment management services to individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. The Company manages high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and large cap value stocks. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Through its registered broker/dealers, Securities and Advisors, the Company provides distribution services for certain of its funds as well as investment banking services to companies in real estate and real estate intensive businesses.

2. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the unaudited condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

The Company’s unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2006 presentation.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of Company-sponsored open-end and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

an impairment on a security position is other than temporary, the loss will be recognized in operations. Minor impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

Goodwill and Intangible Assets—Intangible assets are amortized over their useful life. Goodwill represents the excess of the cost of the Company’s investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair value to carrying amount, including goodwill. See Notes 3 and 4 for further discussion about the Company’s goodwill and intangible asset.

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

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes” (“SFAS 109”). The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

Stock-based Compensation—The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires public companies to recognize expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures at the date of grant instead of recognizing them as incurred.

3. Intangible Asset

The Company’s intangible asset, which expires in January 2008, reflects the independently determined value of the non-competition agreements that the Company received from certain employees who received fully vested restricted stock units (“RSUs”) at the time of the Company’s initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements. The following table details the gross carrying amounts and accumulated amortization for the intangible asset at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Gross carrying amount	$15,400	$15,400
Accumulated amortization	(7,258)	(6,148)

Intangible asset, net	$8,142	$9,252

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amortization expense related to the intangible asset was approximately $1,110,000 for the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense from April 1, 2006 through January 31, 2008, the date of expiration, is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2006	$3,331
2007	4,441
2008	370

4. Investments

Marketable Securities

The following is a summary of the cost and fair value of investments in marketable securities at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006				December 31, 2005
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value
Debt securities (1):
Maturity less than 1 year	$31,954	$—	$(253)	$31,701	$36,938	$—	$(243)	$36,695
Maturity between 1yr - 5 yrs	4,968	—	(49)	4,919	14,940	—	(119)	14,821
Preferred securities	25,878	290	—	26,168	18,710	223	—	18,933
Equities	6,068	868	—	6,936	3,852	123	—	3,975
Company sponsored mutual funds	11,623	1,993	—	13,616	11,180	1,672	—	12,852

Total marketable securities	$80,491	$3,151	$(302)	$83,340	$85,620	$2,018	$(362)	$87,276

(1)	Debt securities consist of U.S. Treasury and U.S. Government agency securities.

For the three months ended March 31, 2006 and March 31, 2005, sales proceeds from Company-sponsored mutual funds were approximately $3,222,000 and $1,522,000, respectively, and gross realized gains were approximately $638,000 and $507,000, respectively. Dividend income from Company-sponsored mutual funds was approximately $73,000 and $44,000, for the three months ended March 31, 2006 and 2005, respectively.

Unrealized losses on investments in marketable securities as of March 31, 2006 were generally due to interest rate increases. The Company has the ability and intent to hold these investments until a recovery of fair value, which may mean until maturity, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.

Equity Investment

At March 31, 2006 and December 31, 2005, the Company had a non-controlling 50% investment of approximately $4,856,000 and $4,427,000, respectively, which included approximately $2,728,000 and $2,676,000 of goodwill, respectively, in Houlihan Rovers S.A. (“Houlihan Rovers”), the Company’s

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Brussels-based investment advisor affiliate. The Company accounts for its investment in Houlihan Rovers using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. For the three months ended March 31, 2006 and 2005, the Company recognized income of approximately $348,000 and $152,000, respectively.

5. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. There were no anti-dilutive common stock equivalents excluded from the computation for the three months ended March 31, 2006 and 2005.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net income	$8,717	$7,065

Basic weighted average shares outstanding	39,803	40,022
Dilutive potential shares from restricted stock awards	524	213

Diluted weighted average shares outstanding	40,327	40,235

Basic earnings per share	$0.22	$0.18

Diluted earnings per share	$0.22	$0.18

6. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the three months ended March 31, 2006 includes U.S. federal, state and local taxes at a 37% effective tax rate, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2006. In estimating the full year’s effective tax rate, the Company has anticipated the effect of a $72 million expense that will be recorded in the second quarter of 2006 related to the termination of certain agreements entered into in connection with the common share offerings of seven Company-sponsored closed-end mutual funds (see Note 12). The expense, which is anticipated to create a tax loss for the full fiscal year 2006, will be applied to periods in which the Company expects to have lower tax rates. Management’s estimate of the full year’s effective tax rate also includes an adjustment to the net deferred tax asset resulting from lower state and local tax rates.

The Company’s deferred tax asset is primarily attributable to future income tax deductions derived from vested restricted stock units granted at the time of the Company’s initial public offering. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. Contingencies

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

8. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$8,717	$7,065
Foreign currency translation gain (loss) adjustment	69	(39)
Net unrealized gain (loss) on available-for-sale securities, net of tax	869	(743)

Total comprehensive income	$9,655	$6,283

9. Regulatory Requirements

Securities and Advisors, as registered broker/dealers and member firms of the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2006, Securities and Advisors had net capital of approximately $4,201,000 and $7,082,000, respectively, which exceeded their requirements by approximately $3,891,000 and $6,897,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. For the three months ended March 31, 2006 and 2005, the Company earned advisory and administrative fee revenue of approximately $28,109,000 and $23,800,000, respectively, from these affiliated funds. For the three months ended March 31, 2006 and 2005, distribution and service fee revenue from such funds totaled approximately $3,201,000 and $2,869,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the three months ended March 31, 2006 and 2005, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $4,828,000 and $4,200,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waiver scheduled to take effect during that year. As of January 1, 2006, the first such scheduled reduction in advisory fee waiver became effective for one fund.

The Company incurs expenses associated with the launch of its open and closed-end mutual funds. These organizational costs, which are included in general and administrative expenses, totaled approximately $39,000 and $1,800,000 for the three months ended March 31, 2006 and 2005, respectively.

The Company has agreements with six affiliated open-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2006 and 2005, expenses of approximately $506,000 and $400,000 respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

General and administrative expenses include $624,000 of sub-advisory fees paid to Houlihan Rovers for the three months ended March 31, 2006.

Included in accounts receivable at March 31, 2006 and December 31, 2005 are receivables due from Company-sponsored mutual funds of approximately $11,378,000 and $10,344,000, respectively. Included in other assets at March 31, 2005 and December 31, 2005 are amounts due from Company-sponsored mutual funds of approximately $69,000 and $77,000, respectively.

See Note 4 relating to investments in Company-sponsored mutual funds.

11. Segment Reporting

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$37,489	$31,370
Total expenses	(24,517)	(20,855)
Net non-operating income	1,571	991

Income before provision for income taxes	$14,543	$11,506

Investment Banking
Total revenue	$705	$2,889
Total expenses	(1,751)	(2,231)
Net non-operating income	129	24

Income (loss) before provision for income taxes	$(917)	$682

Total
Total revenue, including equity in earnings of affiliate	$38,194	$34,259
Total expenses	(26,268)	(23,086)
Net non-operating income	1,700	1,015

Income before provision for income taxes	$13,626	$12,188

The following table is a reconciliation of reportable segment income before provision for income taxes and income before provision for income taxes and equity in earnings of affiliate in the Company’s unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Income before provision for income taxes	$13,626	$12,188
Less: Equity in earnings of affiliate	(348)	(152)

Income before provision for income taxes and equity in earnings of affiliate	$13,278	$12,036

12. Subsequent Events

On April 10, 2006, the Company agreed to terminate additional compensation agreements entered into in connection with the common share offerings of seven Cohen & Steers closed-end mutual funds. In exchange for the termination of these agreements, the Company made a lump sum payment of $72 million that will be recorded as an expense in the second quarter of 2006.

On May 2, 2006, CNS declared a quarterly cash dividend on its common stock in the amount of $0.11 per share. The dividend will be payable on July 19, 2006 to stockholders of record at the close of business on June 29, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2006 and March 31, 2005. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended
	March 31, 2006	March 31, 2005
Closed-End Mutual Funds
Assets under management, beginning of period	$9,674	$8,984

Inflows	54	605
Market appreciation (depreciation)	534	(463)

Total increase	588	142

Assets under management, end of period	$10,262	$9,126

Open-End Mutual Funds
Assets under management, beginning of period	$5,591	$5,199

Inflows	719	418
Outflows	(500)	(423)

Net inflows (outflows)	219	(5)
Market appreciation (depreciation)	767	(370)

Total increase (decrease)	986	(375)

Assets under management, end of period	$6,577	$4,824

	Three Months Ended
	March 31, 2006	March 31, 2005
Institutional Separate Accounts
Assets under management, beginning of period	$5,226	$4,118

Inflows	405	86
Outflows	(226)	(112)

Net inflows (outflows)	179	(26)
Market appreciation (depreciation)	719	(264)

Total increase (decrease)	898	(290)

Assets under management, end of period	$6,124	$3,828

Total
Assets under management, beginning of period	$20,491	$18,301

Inflows	1,178	1,109
Outflows	(726)	(535)

Net inflows	452	574
Market appreciation (depreciation)	2,020	(1,097)

Total increase (decrease)	2,472	(523)

Assets under management, end of period (1)	$22,963	$17,778

(1)	As of March 31, 2006 and 2005, assets under management included $1.3 billion and $148 million, respectively, of assets managed by Houlihan Rovers through sub-advisory and similar arrangements.

Assets under management were $23.0 billion at March 31, 2006, a 29% increase from $17.8 billion at March 31, 2005.

Closed-end mutual funds

Closed-end mutual fund assets under management increased 12% to $10.3 billion at March 31, 2006, compared with $9.1 billion at March 31, 2005. The increase in assets under management was attributable to market appreciation and the offerings of preferred shares for existing funds.

Closed-end mutual fund inflows were $54 million in the three months ended March 31, 2006, compared with $605 million in the three months ended March 31, 2005. In the three months ended March 31, 2006, Cohen & Steers REIT and Utility Income Fund issued $54 million of variable preferred shares for the purpose of maintaining the target leverage ratio. The assets raised in the first quarter of 2005 were primarily the result of the common share offerings for two closed-end mutual funds.

Market appreciation was $534 million in the three months ended March 31, 2006, compared with market depreciation of $463 million in the three months ended March 31, 2005.

Open-end mutual funds

Open-end mutual fund assets under management increased 36% to $6.6 billion at March 31, 2006 from $4.8 billion at March 31, 2005. The increase in assets under management was primarily due to market appreciation.

Net inflows for open-end mutual funds were $219 million in the three months ended March 31, 2006, compared with net outflows of $5 million in the three months ended March 31, 2005. Gross inflows increased to

$719 million in the three months ended March 31, 2006 from $418 million in the three months ended March 31, 2005. Gross outflows totaled $500 million in the three months ended March 31, 2006, compared with $423 million in the three months ended March 31, 2005.

Market appreciation was $767 million in the three months ended March 31, 2006, compared with market depreciation of $370 million in the three months ended March 31, 2005.

Institutional separate accounts

Institutional separate account assets under management increased 60% to $6.1 billion at March 31, 2006 from $3.8 billion at March 31, 2005. The increase in assets under management was due to market appreciation and net inflows.

Institutional separate accounts had net inflows of $179 million in the three months ended March 31, 2006, compared with net outflows of $26 million in the three months ended March 31, 2005. Gross inflows increased to $405 million in the three months ended March 31, 2006 from $86 million in the three months ended March 31, 2005. Gross outflows totaled $226 million in the three months ended March 31, 2006, compared with $112 million in the three months ended March 31, 2005.

Market appreciation was $719 million in the three months ended March 31, 2006, compared with market depreciation of $264 million in the three months ended March 31, 2005.

Results of Operations

Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$37,489	$31,370
Total expenses	(24,517)	(20,855)
Net non-operating income	1,571	991

Income before provision for income taxes	$14,543	$11,506

Investment Banking
Total revenue	$705	$2,889
Total expenses	(1,751)	(2,231)
Net non-operating income	129	24

Income (loss) before provision for income taxes	$(917)	$682

Total
Total revenue, including equity in earnings of affiliate	$38,194	$34,259
Total expenses	(26,268)	(23,086)
Net non-operating income	1,700	1,015

Income before provision for income taxes	$13,626	$12,188

Revenue

Total revenue, including equity in earnings of affiliate, increased 11% to $38.2 million in the three months ended March 31, 2006 from $34.3 million in the three months ended March 31, 2005. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management, partially offset by a decrease in investment banking fees.

Asset Management

Revenue, including equity in earnings of affiliate, increased 20% to $37.5 million in the three months ended March 31, 2006 from $31.4 million in the three months ended March 31, 2005. Investment advisory and administration fees increased 21% to $33.0 million in the three months ended March 31, 2006, compared with $27.3 million in the three months ended March 31, 2005.

In the three months ended March 31, 2006, total investment advisory and administration revenue from closed-end mutual funds increased 13% to $15.9 million from $14.1 million in the three months ended March 31, 2005. The first quarter of 2006 included a full quarter of revenue from the completion of two fund offerings during the first quarter of 2005. The remaining increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting primarily from market appreciation.

In the three months ended March 31, 2006, total investment advisory and administration revenue from open-end mutual funds increased 26% to $12.2 million from $9.7 million in the three months ended March 31, 2005. The increase was attributable to higher levels of average daily net assets under management resulting from market appreciation and net inflows during the period.

In the three months ended March 31, 2006, total investment advisory and administration revenue from institutional separate accounts increased 37% to $4.9 million from $3.5 million in the three months ended March 31, 2005. The increase was attributable to higher levels of assets under management resulting from market appreciation and net inflows during the period.

Distribution and service fee revenue increased 12% to $3.2 million in the three months ended March 31, 2006 from $2.9 million in the three months ended March 31, 2005. The first quarter of 2006 included a full quarter of revenue from the completion of a fund offering in the first quarter of 2005.

Investment Banking

Revenue decreased 76% to $0.7 million in the three months ended March 31, 2006 from $2.9 million in the three months ended March 31, 2005. First quarter 2006 revenue was primarily attributable to fees generated in connection with merger advisory assignments and capital raising transactions. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses increased 14% to $26.3 million in the three months ended March 31, 2006 from $23.1 million in the three months ended March 31, 2005, primarily due to increases in employee compensation and benefits and distribution and service fees.

Employee compensation and benefits expense increased 22% to $10.6 million in the three months ended March 31, 2006, from $8.7 million in the three months ended March 31, 2005, primarily due to increased salary, incentive compensation and amortization of stock based compensation awards for new employees hired during 2005 and the first quarter of 2006.

Distribution and service fee expenses increased 15% to $7.7 million in the three months ended March 31, 2006 from $6.7 million in the three months ended March 31, 2005. This increase was primarily due to higher levels of average daily net assets resulting from market appreciation and a full quarter of expense for two closed-end mutual funds launched in the three months ended March 31, 2005. On April 10, 2006, we agreed to terminate additional compensation agreements entered into in connection with the common share offerings of seven Cohen & Steers closed-end mutual funds. In exchange for the termination of these agreements, we made a lump sum payment of $72 million, thereby reducing the distribution and service fee expenses related to these closed-end mutual funds, beginning April 1, 2006. Prior to the termination of these additional compensation agreements, in the three months ended March 31, 2006 we incurred approximately $3 million in such distribution and service fee expenses.

General and administrative expenses increased 5% to $5.7 million in the three months ended March 31, 2006 from $5.4 million in the three months ended March 31, 2005. This increase was primarily attributable to sub-advisory fees paid to Houlihan Rovers, increased occupancy costs due to a full quarter of expense for our new corporate headquarters, increased IT infrastructure costs and increased travel and entertainment as a result of an expanded sales effort. These increases in costs were partially offset by a decrease in printing and certain professional fees related to the launch of four funds during the three months ended March 31, 2005.

Depreciation and amortization increased 13% to $1.6 million in the three months ended March 31, 2006 from $1.4 million in the three months ended March 31, 2005. This increase was primarily attributable to a full quarter of depreciation and amortization for leasehold improvements and new assets acquired as a result of our relocation to our new corporate headquarters in the fourth quarter of 2005.

Amortization of deferred commissions decreased 24% to $0.7 million in the three months ended March 31, 2006 from $1.0 million in the three months ended March 31, 2005. The decrease was primarily attributable to a higher proportion of inflows into front-end load, class A shares, which are not amortized.

Non-operating Income

Non-operating income, excluding our share of the net income of Houlihan Rovers, S.A., increased 68% to $1.7 million in the three months ended March 31, 2006, compared with $1.0 million in the three months ended March 31, 2005. Non-operating income in the three months ended March 31, 2006 was primarily attributable to approximately $1.1 million of interest and dividend income on our investments and approximately $638,000 of realized gains from the sale of investments in our sponsored mutual funds.

As previously discussed, in exchange for the termination of certain additional compensation agreements related to the offerings of seven Cohen & Steers closed-end mutual funds, we made a lump sum payment of $72 million. This payment will reduce cash and cash equivalents and marketable securities, thereby reducing non-operating income.

Income Taxes

We recorded an income tax expense of $4.9 million in the three months ended March 31, 2006, compared with an income tax expense of $5.1 million in the three months ended March 31, 2005. The provision for income taxes in the three months ended March 31, 2006 includes U.S. federal, state and local taxes at 37% effective tax rate, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2006. In estimating the full year’s effective tax rate, we have anticipated the effect of a $72 million expense that will be recorded in the second quarter of 2006 related to the termination of certain agreements entered into in connection with the common share offerings of seven Company-sponsored closed-end mutual funds. The expense, which is anticipated to create a tax loss for the full fiscal year 2006, will be applied to periods in which the Company expects to have lower tax rates. Management’s estimate of the full year’s effective tax rate also includes an adjustment to the net deferred tax asset resulting from lower state and local tax rates.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with the majority of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees a significant contributor. Cash, cash equivalents, accounts receivable and marketable securities were 72% and 73% of total assets as of March 31, 2006 and December 31, 2005, respectively.

Cash and cash equivalents decreased by $4.7 million in the three months ended March 31, 2006. Net cash from operating activities was $0.6 million in the three months ended March 31, 2006. Cash of $4.4 million was provided by investing activities, primarily from the proceeds from sales and maturities of marketable securities in the amount of $24.7 million, partially offset by the purchase of $18.9 million of marketable securities. Cash of $9.8 million was used in financing activities, primarily for common stock repurchases to satisfy employee withholding tax obligations on the delivery of restricted stock units and for dividends paid to stockholders.

Cash and cash equivalents decreased by $3.1 million in the three months ended March 31, 2005. Net cash from operating activities was $16.9 million in the three months ended March 31, 2005. Cash of $15.9 million was used in investing activities, primarily for the purchase of $27.0 million of marketable securities, partially offset by proceeds from sales and maturities of marketable securities in the amount of $11.5 million. Cash of $4.0 million was used in financing activities, primarily for dividends paid to stockholders.

As previously discussed, in exchange for the termination of certain additional compensation agreements related to the offerings of seven Cohen & Steers closed-end mutual funds, we made a lump sum payment of $72 million, which was funded from our working capital. Following the $72 million payment, we expect our remaining cash and cash equivalents and marketable securities coupled with cash generated from operating activities to provide a sufficient level of working capital.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2006, our regulatory net capital exceeded the minimum requirement by $10.8 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of March 31, 2006 (in thousands):

	2006	2007	2008	2009	2010	2011 and after	Total
Operating leases	$2,989	$4,033	$2,688	$2,596	$2,717	$8,362	$23,385
Capital lease obligations, net	48	66	30	12	3	—	159

Total contractual obligations	$3,037	$4,099	$2,718	$2,608	$2,720	$8,362	$23,544

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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of investments in our sponsored open-end and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our unaudited condensed consolidated statement of operations. Minor impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

Goodwill and Intangible Assets

Intangible assets are amortized over their useful lives. Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair value to the carrying amount, including goodwill.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes.” We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. Our effective tax rate in interim periods represents our best estimate of the rate expected to be applied to the full fiscal year.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on Cohen & Steers’ Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. At March 31, 2006, approximately $13.6 million was invested in our sponsored equity funds. We had approximately $36.6 million invested in U.S. Treasury and U.S. Government agency securities, $26.2 million invested in preferred securities and $6.9 million invested in foreign and domestic equities as of March 31, 2006.

In addition, a significant majority of our revenue—approximately 87% and 80% for the three months ended March 31, 2006 and 2005, respectively,—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

ITEM 1. Legal Proceedings

As previously disclosed, on October 11, 2004, our Compensation Committee canceled 404,971 fully vested RSUs previously granted to an employee who resigned from Cohen & Steers, due to such employee’s violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit in the Supreme Court of the State of New York against Cohen & Steers, Inc. and its wholly owned subsidiary, Cohen & Steers Capital Management, Inc., challenging the forfeiture of these RSUs. On November 18, 2004, we filed a motion to dismiss this action and on April 1, 2005, the court granted our motion to dismiss. On April 21, 2005, the former employee filed a Notice of Appeal appealing the Supreme Court’s decision to dismiss the matter to the Appellate Division of the Supreme Court, First Department. Based on information currently available and advice of counsel, we believe that the eventual outcome of the action against us will not have a material adverse effect on our unaudited condensed consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Part 1, Item 1A of our 2005 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2005 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company made the following purchases of its equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchases as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2006	291,100[1]	$20.56	N/A	N/A
February 1 through February 28, 2006	0	N/A	N/A	N/A
March 1 through March 31, 2006	0	N/A	N/A	N/A
Total	291,100	$20.56	N/A	N/A

1.	Purchases made by the Company primarily to satisfy income tax withholding obligations of certain employees.

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

10.1	Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.

31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Date: May 9, 2006	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler Title: Executive Vice President & Chief Financial Officer