Form 10-Q
period 2006-06-30
COHEN & STEERS INC
filed 2006-08-09
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 9, 2006 was 36,438,752.

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

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$33,051	$39,092
Marketable securities available-for-sale	28,455	87,276
Accounts receivable	19,630	19,044
Property and equipment-net	10,436	8,936
Intangible asset-net	7,031	9,252
Deferred commissions-net	5,183	4,471
Equity investment	5,397	4,427
Deferred income tax asset-net	16,834	21,604
Other assets	28,233	4,446

Total assets	$154,250	$198,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$7,900	$15,681
Dividends payable	4,368	4,385
Deferred rent	1,646	1,673
Other liabilities and accrued expenses	9,137	12,114

	23,051	33,853

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 36,436,305 and 35,426,202 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	361	354
Additional paid-in capital	200,741	183,860
Accumulated deficit	(44,028)	(6,377)
Accumulated other comprehensive income, net of tax	1,303	354
Less: Treasury stock, at cost, 300,825 and 1,043 shares at June 30, 2006 and December 31, 2005, respectively	(6,224)	(20)
Unearned compensation	(20,954)	(13,476)

Total stockholders’ equity	131,199	164,695

Total liabilities and stockholders’ equity	$154,250	$198,548

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue
Investment advisory and administration fees	$35,298	$29,010	$68,304	$56,330
Distribution and service fees	3,530	2,950	6,731	5,819
Portfolio consulting and other	1,165	766	2,099	1,795
Investment banking fees	2,128	5,542	2,833	8,431

Total revenue	42,121	38,268	79,967	72,375

Expenses
Employee compensation and benefits	11,992	9,150	22,589	17,809
Distribution and service fees	81,118	7,363	88,794	14,023
General and administrative	6,703	5,802	12,398	11,205
Depreciation and amortization	1,623	1,389	3,174	2,764
Amortization, deferred commissions	991	810	1,740	1,799

Total expenses	102,427	24,514	128,695	47,600

Operating income (loss)	(60,306)	13,754	(48,728)	24,775

Non-operating income (expense)
Interest and dividend income	645	804	1,702	1,355
Gain from sale of marketable securities	530	642	1,189	1,149
Gain from sale of property and equipment	1,056	—	1,056	—
Foreign currency transaction loss	(29)	(10)	(45)	(31)
Interest expense	—	(26)	—	(48)

Non-operating income, net	2,202	1,410	3,902	2,425

Income (loss) before provision for income taxes and equity in earnings of affiliate	(58,104)	15,164	(44,826)	27,200
Provision for income taxes	(19,925)	6,901	(15,016)	12,024
Equity in earnings of affiliate	360	246	708	398

Net income (loss)	$(37,819)	$8,509	$(29,102)	$15,574

Earnings (loss) per share
Basic	$(0.95)	$0.21	$(0.73)	$0.39

Diluted	$(0.95)	$0.21	$(0.73)	$0.39

Weighted average shares outstanding
Basic	39,805	39,986	39,831	40,009

Diluted	39,805	40,293	39,831	40,301

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2006

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Unearned Compensation	Total
Beginning balance, January 1, 2006 .	$354	$183,860	$(6,377)	$354	$(20)	$(13,476)	$164,695
Dividends	—	—	(8,549)	—	—	—	(8,549)
Issuance of common stock	7	899	—	—	—	—	906
Acquisition of treasury stock	—	—	—	—	(6,204)	—	(6,204)
Tax benefits associated with restricted stock units	—	2,833	—	—	—	—	2,833
Issuance of restricted stock units	—	13,290	—	—	—	(11,117)	2,173
Amortization of unearned compensation	—	—	—	—	—	3,518	3,518
Forfeitures of restricted stock awards	—	(141)	—	—	—	121	(20)
Net loss	—	—	(29,102)	—	—	—	(29,102)
Other comprehensive income, net	—	—	—	949	—	—	949

Ending balance, June 30, 2006 .	$361	$200,741	$(44,028)	$1,303	$(6,224)	$(20,954)	$131,199

See notes to condensed consolidated financial statements

COHEN & STEERS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$(29,102)	$15,574
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	3,643	2,748
Amortization, deferred commissions	1,740	1,799
Depreciation and amortization	3,174	2,764
Amortization, bond discount	(30)	(88)
Deferred rent	27	647
Gain from sale of marketable securities	(1,189)	(1,149)
Gain from sale of property and equipment	(1,056)	—
Equity in earnings of affiliate	(708)	(398)
Deferred income taxes	5,856	(1,930)
Foreign currency transaction loss	45	31
Tax benefits associated with stock compensation	3,128	—
Changes in operating assets and liabilities:
Accounts receivable	(586)	(1,509)
Deferred commissions	(2,452)	(1,067)
Other assets	(24,764)	(1,232)
Accrued compensation	(5,868)	2,902
Other liabilities and accrued expenses	(3,277)	5,830

Net cash (used in) provided by operating activities	(51,419)	24,922

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(26,675)	(38,675)
Proceeds from maturities of marketable securities available-for-sale	64,057	15,470
Proceeds from sale of marketable securities available-for-sale	23,226	3,173
Purchases of property and equipment	(2,144)	(598)
Proceeds from sale of property and equipment	1,162	—

Net cash (used in) provided by investing activities	59,626	(20,630)

Cash flows from financing activities:
Dividends to stockholders	(8,746)	(7,973)
Acquisition of treasury stock	(6,204)	—
Payment of capital lease obligations	(89)	(19)
Principal payments on long-term debt	—	(58)
Issuance of common stock	791	243

Net cash used in financing activities	(14,248)	(7,807)

Net decrease in cash and cash equivalents	(6,041)	(3,515)
Cash and cash equivalents, beginning of the period	39,092	30,164

Cash and cash equivalents, end of the period	$33,051	$26,649

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$55

Cash paid for taxes, net	$1,254	$12,808

Non-cash transactions - acquisition of property and equipment under capital leases	$89	$110

Non-cash transactions - issuance of restricted stock unit dividend equivalents	$175	$—

Non-cash transactions - forfeitures of restricted stock units	$141	$622

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

The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s significant wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”) and Cohen & Steers Capital Advisors, LLC (“Advisors” and collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

2. Basis of Presentation and Significant Accounting Policies

The interim condensed consolidated financial statements of the Company, included herein are unaudited have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the three and six months ended June 30, 2006 presentation.

Cash and Cash Equivalents — Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Investments — The management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of Company-sponsored open-end and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment on a security position is other than temporary, the loss will be recognized in operations. Minor impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

Goodwill and Intangible Assets — Intangible assets are amortized over their useful life. Goodwill represents the excess of the cost of the Company’s investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair value to carrying amount, including goodwill. See Notes 3 and 4 for further discussion about the Company’s goodwill and intangible asset.

Investment Advisory and Administration Fees —The Company earns revenue by providing asset management services to Company-sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. This revenue is recognized as such fees are earned.

Distribution and Service Fees — Distribution and service fee revenue is earned as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service arrangements. The expenses associated with these third-party distribution and service arrangements are recorded as incurred in distribution and service fees. During the second quarter of 2006, the Company made lump sum payments of $75.7 million to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying statements of operations.

Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes” (“SFAS 109”). The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year.

Stock-based Compensation — The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires public companies to recognize expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures at the date of grant.

New Accounting Pronouncement — In June 2006, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of FIN 48 will have a material impact on the Company’s condensed consolidated financial position or results of operations.

3. Intangible Asset

The Company’s intangible asset, which expires in January 2008, reflects the independently determined value of the non-competition agreements that the Company received from certain employees who received fully vested restricted stock units (“RSUs”) at the time of the Company’s initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements. The following table details the gross carrying amounts and accumulated amortization for the intangible asset at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Gross carrying amount	$15,400	$15,400
Accumulated amortization	(8,369)	(6,148)

Intangible asset, net	$7,031	$9,252

Amortization expense related to the intangible asset was approximately $1,110,000 for each of the three months ended June 30, 2006 and 2005, and approximately $2,221,000 for each of the six months ended June 30, 2006 and 2005, respectively. Estimated amortization expense from July 1, 2006 through January 31, 2008, the date of expiration, is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2006	$2,220
2007	4,441
2008	370

4. Investments

Marketable Securities

The following is a summary of the cost and fair value of investments in marketable securities at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006				December 31, 2005
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value
Debt securities (1):
Maturity Less than 1 year	$—	$—	$—	$—	$36,938	$—	$(243)	$36,695
Maturity Between 1 yr - 5 yrs	—	—	—	—	14,940	—	(119)	14,821
Preferred securities	4,647	53	—	4,700	18,710	223	—	18,933
Equities	6,039	261	—	6,300	3,852	123	—	3,975
Company sponsored mutual funds	15,533	1,922	—	17,455	11,180	1,672	—	12,852

Total marketable securities	$26,219	$2,236	$—	$28,455	$85,620	$2,018	$(362)	$87,276

(1)	Debt securities consist of U.S. Treasury and U.S. Government agency securities.

For the three months ended June 30, 2006 and 2005, sales proceeds from Company-sponsored mutual funds were approximately $134,000 and $1,651,000, respectively, and gross realized gains were approximately $33,000 and $642,000, respectively. For the six months ended June 30, 2006 and 2005, sales proceeds from Company-sponsored mutual funds were approximately $3,356,000 and $3,173,000, respectively, and gross realized gains were approximately $671,000 and $1,149,000, respectively. Dividend income from Company-sponsored mutual funds was approximately $65,000 and $159,000, for the three months ended June 30, 2006 and 2005, respectively, and approximately $138,000 and $203,000 for the six months ended June 30, 2006 and 2005, respectively.

Equity Investment

At June 30, 2006 and December 31, 2005, the Company had a non-controlling 50% investment of approximately $5,397,000 and $4,427,000, respectively, which included approximately $2,835,000 and $2,676,000 of goodwill, respectively, in Houlihan Rovers S.A. (“Houlihan Rovers”), the Company’s Brussels-based investment advisor affiliate. The Company accounts for its investment in Houlihan Rovers using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. For the three months ended June 30, 2006 and 2005, the Company recognized income of approximately $360,000 and $246,000, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized income of approximately $708,000 and $398,000, respectively.

5. Property and Equipment

On June 1, 2006, the Company sold its fractional ownership interest in an aircraft for approximately $1,152,000. The aircraft had a net book value of approximately $96,000 at June 1, 2006. Pursuant to this transaction, the Company recognized a gain on sale of approximately $1,056,000.

6. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share for the 2005 periods presented are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. For the three and six months ended June 30, 2006, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the three and six months ended June 30, 2006, the Company would have added 639,000 and 582,000 common stock equivalent shares, respectively, to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. There were no anti-dilutive common stock equivalents excluded from the computation for the three and six months ended June 30, 2005.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(37,819)	$8,509	$(29,102)	$15,574

Basic weighted average shares outstanding	39,805	39,986	39,831	40,009
Dilutive potential shares from restricted stock awards	—	307	—	292

Diluted weighted average shares outstanding	39,805	40,293	39,831	40,301

Basic earnings (loss) per share	$(0.95)	$0.21	$(0.73)	$0.39

Diluted earnings (loss) per share	$(0.95)	$0.21	$(0.73)	$0.39

7. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes in the six months ended June 30, 2006 includes U.S. federal, state and local taxes at a 33.5% effective tax rate, which represents management’s revised estimate of the rate expected to be applied to the full fiscal year of 2006. The effect of adjusting for the revision in our annual tax rate resulted in an effective tax rate of 34.3% in the three months ended June 30, 2006. The $75.7 million of lump sum payments to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds is anticipated to create a tax loss for the full fiscal year 2006 and will be applied to periods in which we expect to have lower tax rates. Management’s estimate of the full year’s effective tax rate includes an adjustment to the net deferred tax asset resulting from lower state and local taxes.

The Company’s deferred tax asset is primarily attributable to future income tax deductions derived from vested restricted stock units granted at the time of the Company’s initial public offering. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The Company has determined that no valuation allowance is required for the periods presented.

8. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(37,819)	$8,509	$(29,102)	$15,574
Foreign currency translation gain (loss) adjustment	187	—	256	(39)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(524)	(198)	(98)	(1,235)
Reclassification of realized gain on available-for-sale securities, net of tax	348	384	791	678

Total comprehensive income (loss)	$(37,808)	$8,695	$(28,153)	$14,978

9. Regulatory Requirements

Securities and Advisors, as registered broker/dealers and member firms of the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2006, Securities and Advisors had net capital of approximately $3,697,000 and $6,877,000, respectively, which exceeded their requirements by approximately $3,209,000 and $6,604,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Investment advisory and administration fees	$29,248	$25,179	$57,357	$48,979
Distribution and service fees	3,530	2,950	6,731	5,819

	$32,778	$28,129	$64,088	$54,798

For the three months ended June 30, 2006 and 2005, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $4,858,000 and $4,241,000, respectively, of advisory fees it was otherwise entitled to receive. For the six months ended June 30, 2006 and 2005, the Company waived approximately $9,686,000 and $8,441,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of January 1, 2006, the first such scheduled reduction in advisory fee waivers commenced for one fund.

The Company incurs expenses associated with the launch of its open and closed-end mutual funds. These organizational costs, which are included in general and administrative expenses, totaled approximately $237,000 and $369,000 for the three months ended June 30, 2006 and 2005 and $276,000 and $2,169,000 for the six months ended June 30, 2006 and 2005, respectively.

The Company has agreements with six affiliated open-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2006 and 2005, expenses of approximately $560,000 and $500,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2006 and 2005, expenses of approximately $1,066,000 and $900,000, respectively, were incurred.

General and administrative expenses include $1,161,000 and $117,000 of sub-advisory fees paid to Houlihan Rovers for the three months ended June 30, 2006 and 2005, and $1,785,000 and $117,000 for the six months ended June 30, 2006 and 2005, respectively.

Included in accounts receivable at June 30, 2006 and December 31, 2005 are receivables due from Company-sponsored mutual funds of approximately $11,293,000 and $10,344,000, respectively. Included in other assets at June 30, 2006 and December 31, 2005 are amounts due from Company-sponsored mutual funds of approximately $83,000 and $77,000, respectively.

See Note 4 relating to investments in Company-sponsored mutual funds.

11. Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in the condensed consolidated financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company’s reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies.

The Company does not record revenue between segments (referred to as inter-segment revenue).

The Company evaluates performance of its segments based on profit or loss from operations before taxes. Information on the condensed consolidated statement of financial condition data by segment is not disclosed because it is not used in evaluating segment performance and deciding how to allocate resources to segments.

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	June 30, 2006	June 30, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$40,353	$32,972
Total expenses	(100,471)	(21,434)
Non-operating income, net	2,135	1,353

Income (loss) before provision for income taxes	$(57,983)	$12,891

Investment Banking
Total revenue	$2,128	$5,542
Total expenses	(1,956)	(3,080)
Non-operating income, net	67	57

Income before provision for income taxes	$239	$2,519

Total
Total revenue, including equity in earnings of affiliate	$42,481	$38,514
Total expenses	(102,427)	(24,514)
Non-operating income, net	2,202	1,410

Income (loss) before provision for income taxes	$(57,744)	$15,410

	Six Months Ended
	June 30, 2006	June 30, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$77,842	$64,342
Total expenses	(124,988)	(42,289)
Non-operating income, net	3,706	2,344

Income (loss) before provision for income taxes	$(43,440)	$24,397

Investment Banking
Total revenue	$2,833	$8,431
Total expenses	(3,707)	(5,311)
Non-operating income, net	196	81

Income (loss) before provision for income taxes	$(678)	$3,201

Total
Total revenue, including equity in earnings of affiliate	$80,675	$72,773
Total expenses	(128,695)	(47,600)
Non-operating income, net	3,902	2,425

Income (loss) before provision for income taxes	$(44,118)	$27,598

The following table is a reconciliation of reportable segment income before provision for income taxes and income before provision for income taxes and equity in earnings of affiliate in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income (loss) before provision for income taxes	$(57,744)	$15,410	$(44,118)	$27,598
Less: Equity in earnings of affiliate	(360)	(246)	(708)	(398)

Income (loss) before provision for income taxes and equity in earnings of affiliate	$(58,104)	$15,164	$(44,826)	$27,200

12. Subsequent Event

On August 3, 2006, CNS declared a quarterly cash dividend on its common stock in the amount of $0.13 per share. The dividend will be payable on October 23, 2006 to stockholders of record at the close of business on October 2, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2006 and June 30, 2005. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Closed-End Mutual Funds
Assets under management, beginning of period	$10,262	$9,126	$9,674	$8,984

Inflows	—	150	54	755
Market appreciation (depreciation)	(164)	731	370	268

Total increase (decrease)	(164)	881	424	1,023

Assets under management, end of period	$10,098	$10,007	$10,098	$10,007

Open-End Mutual Funds
Assets under management, beginning of period	$6,577	$4,824	$5,591	$5,199

Inflows	702	421	1,421	839
Outflows	(481)	(522)	(981)	(945)

Net inflows (outflows)	221	(101)	440	(106)
Market appreciation (depreciation)	(58)	705	709	335

Total increase	163	604	1,149	229

Assets under management, end of period	$6,740	$5,428	$6,740	$5,428

Institutional Separate Accounts
Assets under management, beginning of period	$6,124	$3,828	$5,226	$4,118

Inflows	465	182	870	268
Outflows	(150)	(152)	(376)	(264)

Net inflows	315	30	494	4
Market appreciation (depreciation)	(32)	570	687	306

Total increase	283	600	1,181	310

Assets under management, end of period	$6,407	$4,428	$6,407	$4,428

Total
Assets under management, beginning of period	$22,963	$17,778	$20,491	$18,301

Inflows	1,167	753	2,345	1,862
Outflows	(631)	(674)	(1,357)	(1,209)

Net inflows	536	79	988	653
Market appreciation (depreciation)	(254)	2,006	1,766	909

Total increase	282	2,085	2,754	1,562

Assets under management, end of period (1)	$23,245	$19,863	$23,245	$19,863

(1)	As of June 30, 2006 and 2005, assets under management included $2.1 billion and $330 million, respectively, of assets managed by Houlihan Rovers through sub-advisory and similar arrangements.

Assets under management were $23.2 billion at June 30, 2006, a 17% increase from $19.9 billion at June 30, 2005.

Closed-end mutual funds

Closed-end mutual fund assets under management increased 1% to $10.1 billion at June 30, 2006, compared with $10.0 billion at June 30, 2005. The increase in assets under management was attributable to the offerings of preferred shares for existing funds, partially offset by market depreciation.

There were no closed-end mutual fund net inflows in the three months ended June 30, 2006 as no new common or preferred shares were offered during this period. In the three months ended June 30, 2005, inflows of $150 million were generated through an offering of preferred shares issued for the purpose of establishing leverage in one of our funds.

Market depreciation was $164 million in the three months ended June 30, 2006, compared with market appreciation of $731 million in the three months ended June 30, 2005.

Closed-end mutual fund inflows were $54 million in the six months ended June 30, 2006, compared with $755 million in the six months ended June 30, 2005. In the six months ended June 30, 2006, Cohen & Steers REIT and Utility Income Fund issued $54 million of preferred shares for the purpose of maintaining its target leverage ratio. The assets raised in the first half of 2005 were primarily the result of the common share offerings for two closed-end mutual funds and the issuance of preferred shares for new and existing funds.

Market appreciation was $370 million in the six months ended June 30, 2006, compared with market appreciation of $268 million in the six months ended June 30, 2005.

Open-end mutual funds

Open-end mutual fund assets under management increased 24% to $6.7 billion at June 30, 2006 from $5.4 billion at June 30, 2005. The increase in assets under management was due to market appreciation and net inflows.

Net inflows for open-end mutual funds were $221 million in the three months ended June 30, 2006, compared with net outflows of $101 million in the three months ended June 30, 2005. Gross inflows increased to $702 million in the three months ended June 30, 2006 from $421 million in the three months ended June 30, 2005. Gross outflows totaled $481 million in the three months ended June 30, 2006, compared with $522 million in the three months ended June 30, 2005.

Market depreciation was $58 million in the three months ended June 30, 2006, compared with market appreciation of $705 million in the three months ended June 30, 2005.

Net inflows for open-end mutual funds were $440 million in the six months ended June 30, 2006, compared with net outflows of $106 million in the six months ended June 30, 2005. Gross inflows increased to $1.4 billion in the six months ended June 30, 2006 from $839 million in the six months ended June 30, 2005. Gross outflows totaled $981 million in the six months ended June 30, 2006, compared with $945 million in the six months ended June 30, 2005.

Market appreciation was $709 million in the six months ended June 30, 2006, compared with market appreciation of $335 million in the six months ended June 30, 2005.

Institutional separate accounts

Institutional separate account assets under management increased 45% to $6.4 billion at June 30, 2006 from $4.4 billion at June 30, 2005. The increase in assets under management was due to net inflows and market appreciation.

Institutional separate accounts had net inflows of $315 million in the three months ended June 30, 2006, compared with net inflows of $30 million in the three months ended June 30, 2005. Gross inflows increased to $465 million in the three months ended June 30, 2006 from $182 million in the three months ended June 30, 2005. Gross outflows totaled $150 million in the three months ended June 30, 2006, compared with $152 million in the three months ended June 30, 2005.

Market depreciation was $32 million in the three months ended June 30, 2006, compared with market appreciation of $570 million in the three months ended June 30, 2005.

Institutional separate accounts had net inflows of $494 million in the six months ended June 30, 2006, compared with net inflows of $4 million in the six months ended June 30, 2005. Gross inflows increased to $870 million in the six months ended June 30, 2006 from $268 million in the six months ended June 30, 2005. Gross outflows totaled $376 million in the six months ended June 30, 2006, compared with $264 million in the six months ended June 30, 2005.

Market appreciation was $687 million in the six months ended June 30, 2006, compared with market appreciation of $306 million in the six months ended June 30, 2005.

Results of Operations

Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2005

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended
	June 30, 2006	June 30, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$40,353	$32,972
Total expenses	(100,471)	(21,434)
Non-operating income, net	2,135	1,353

Income (loss) before provision for income taxes	$(57,983)	$12,891

Investment Banking
Total revenue	$2,128	$5,542
Total expenses	(1,956)	(3,080)
Non-operating income, net	67	57

Income before provision for income taxes	$239	$2,519

Total
Total revenue, including equity in earnings of affiliate	$42,481	$38,514
Total expenses	(102,427)	(24,514)
Non-operating income, net	2,202	1,410

Income (loss) before provision for income taxes	$(57,744)	$15,410

Revenue

Total revenue, including equity in earnings of affiliate, increased 10% to $42.5 million in the three months ended June 30, 2006 from $38.5 million in the three months ended June 30, 2005. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management, partially offset by a decrease in investment banking fees.

Asset Management

Revenue, including equity in earnings of affiliate, increased 22% to $40.4 million in the three months ended June 30, 2006 from $33.0 million in the three months ended June 30, 2005. Investment advisory and administration fees increased 22% to $35.3 million in the three months ended June 30, 2006, compared with $29.0 million in the three months ended June 30, 2005.

In the three months ended June 30, 2006, total investment advisory and administration revenue from closed-end mutual funds increased 6% to $16.0 million from $15.1 million in the three months ended June 30, 2005. The increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting primarily from preferred share offerings for certain funds during the fourth quarter of 2005 and the first quarter of 2006.

In the three months ended June 30, 2006, total investment advisory and administration revenue from open-end mutual funds increased 32% to $13.3 million from $10.1 million in the three months ended June 30, 2005. The increase was attributable to higher levels of average daily net assets resulting from net inflows and market appreciation during the period.

In the three months ended June 30, 2006, total investment advisory and administration revenue from institutional separate accounts increased 58% to $6.0 million from $3.8 million in the three months ended June 30, 2005. The increase was attributable to higher levels of assets under management resulting from net inflows for both new and existing accounts and market appreciation during the period.

Distribution and service fee revenue increased 20% to $3.5 million in the three months ended June 30, 2006 from $3.0 million in the three months ended June 30, 2005. This increase in distribution and service fee revenue was primarily due to increased assets under management in our international real estate securities open-end mutual fund.

Investment Banking

Revenue decreased 62% to $2.1 million in the three months ended June 30, 2006 from $5.5 million in the three months ended June 30, 2005. Second quarter 2006 revenue was primarily attributable to fees generated in connection with merger advisory assignments and capital raising transactions. Second quarter 2005 revenue was primarily attributable to success fees generated in connection with a merger advisory assignment and a restructuring assignment and a placement fee generated in connection with a public offering. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses increased 318% to $102.4 million in the three months ended June 30, 2006 from $24.5 million in the three months ended June 30, 2005, primarily due to an increase in distribution and service fees and employee compensation and benefits.

Distribution and service fee expenses increased to $81.1 million in the three months ended June 30, 2006 from $7.4 million in the three months ended June 30, 2005. This increase was primarily due to the $75.7 million in lump sum payments we made to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. Excluding the lump sum payments, distribution and service fee expenses decreased 26% to $5.4 million in the three months ended June 30, 2006, from $7.4 million in the three months ended June 30, 2005. This decrease was primarily due to lower expenses in the 2006 period as no distribution expenses were incurred on those compensation agreements that were terminated as of the beginning of the quarter, partially offset by higher expenses in the 2006 period resulting from higher asset levels.

Employee compensation and benefits expense increased 31% to $12.0 million in the three months ended June 30, 2006, from $9.2 million in the three months ended June 30, 2005. This was primarily due to increased salary, incentive compensation and amortization of stock based compensation awards for new employees hired during 2005 and the first half of 2006, partially offset by a decrease in production compensation in our banking segment combined with higher amounts of deferred compensation.

General and administrative expenses increased 16% to $6.7 million in the three months ended June 30, 2006 from $5.8 million in the three months ended June 30, 2005. This increase was primarily attributable to sub-advisory fees paid to Houlihan Rovers.

Depreciation and amortization increased 17% to $1.6 million in the three months ended June 30, 2006 from $1.4 million in the three months ended June 30, 2005. This increase was primarily attributable to a full quarter of depreciation and amortization for leasehold improvements and new assets acquired as a result of our relocation to our new corporate headquarters in the fourth quarter of 2005.

Amortization of deferred commissions increased 22% to $1.0 million in the three months ended June 30, 2006 from $0.8 million in the three months ended June 30, 2005. The increase was primarily attributable to increased inflows in our Cohen & Steers International Realty Fund Class C shares for which commissions are capitalized and amortized, partially offset by a higher proportion of inflows into front-end load, Class A shares, for which commissions are not capitalized and amortized.

Non-operating Income

Non-operating income, excluding our share of the net income of Houlihan Rovers, S.A. increased 56% to $2.2 million in the three months ended June 30, 2006, compared with $1.4 million in the three months ended June 30, 2005. Non-operating income in the three months ended June 30, 2006 was primarily attributable to a $1.1 million gain from the sale of our fractional ownership interest in an aircraft and approximately $0.5 million of realized gains primarily from the sale of certain of our investments in equity securities. Interest and dividend income decreased to $0.6 million in the three months ended June 30, 2006 from $0.8 million in the three months ended June 30, 2005 due to lower investable funds resulting from our $75.7 million lump sum payments to terminate certain compensation agreements.

Income Taxes

We recorded an income tax benefit of $19.9 million in the three months ended June 30, 2006, compared with an income tax expense of $6.9 million in the three months ended June 30, 2005. The provision for income taxes in the six months ended June 30, 2006 includes U.S. federal, state and local taxes at a 33.5% effective tax rate, which represents management’s revised estimate of the rate expected to be applied to the full fiscal year of 2006. The effect of adjusting for the revision in our annual tax rate resulted in an effective tax rate of 34.3% in the three months ended June 30, 2006. The $75.7 million of lump sum payments to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds is anticipated to create a tax loss for the full fiscal year 2006 and will be applied to periods in which we expect to have lower tax rates. Management’s estimate of the full year’s effective tax rate includes an adjustment to the net deferred tax asset resulting from lower state and local taxes.

Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Six Months Ended
	June 30, 2006	June 30, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$77,842	$64,342
Total expenses	(124,988)	(42,289)
Non-operating income, net	3,706	2,344

Income (loss) before provision for income taxes	$(43,440)	$24,397

Investment Banking
Total revenue	$2,833	$8,431
Total expenses	(3,707)	(5,311)
Non-operating income, net	196	81

Income (loss) before provision for income taxes	$(678)	$3,201

Total
Total revenue, including equity in earnings of affiliate	$80,675	$72,773
Total expenses	(128,695)	(47,600)
Non-operating income, net	3,902	2,425

Income (loss) before provision for income taxes	$(44,118)	$27,598

Revenue

Total revenue, including equity in earnings of affiliate, increased 11% to $80.7 million in the six months ended June 30, 2006 from $72.8 million in the six months ended June 30, 2005. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management, partially offset by a decrease in investment banking fees.

Asset Management

Revenue, including equity in earnings of affiliate, increased 21% to $77.8 million in the six months ended June 30, 2006 from $64.3 million in the six months ended June 30, 2005. Investment advisory and administration fees increased 21% to $68.3 million in the six months ended June 30, 2006, compared with $56.3 million in the six months ended June 30, 2005.

In the six months ended June 30, 2006, total investment advisory and administration revenue from closed-end mutual funds increased 9% to $31.9 million from $29.2 million in the six months ended June 30, 2005. The increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting primarily from common and preferred share offerings for certain funds during 2005 and the first quarter of 2006.

In the six months ended June 30, 2006, total investment advisory and administration revenue from open-end mutual funds increased 29% to $25.5 million from $19.8 million in the six months ended June 30, 2005. The increase was attributable to higher levels of average daily net assets resulting from net inflows and market appreciation during the period.

In the six months ended June 30, 2006, total investment advisory and administration revenue from institutional separate accounts increased 48% to $10.9 million from $7.3 million in the six months ended June 30, 2005. The increase was attributable to higher levels of assets under management resulting from net inflows from new and existing accounts and market appreciation during the period.

Distribution and service fee revenue increased 16% to $6.7 million in the six months ended June 30, 2006 from $5.8 million in the six months ended June 30, 2005. This increase in distribution and service fee revenue was primarily due to increased assets under management in our international real estate securities open-end mutual fund.

Investment Banking

Revenue decreased 66% to $2.8 million in the six months ended June 30, 2006 from $8.4 million in the six months ended June 30, 2005. Revenue in the first half of 2006 was primarily attributable to fees generated in connection with merger advisory assignments and capital raising transactions. Revenue in the 2005 period was primarily attributable to a mix of merger advisory, restructuring and capital raising assignments. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses increased 170% to $128.7 million in the six months ended June 30, 2006 from $47.6 million in the six months ended June 30, 2005, primarily due to an increase in distribution and service fees and employee compensation and benefits.

Distribution and service fee expenses increased to $88.8 million in the six months ended June 30, 2006 from $14.0 million in the six months ended June 30, 2005. This increase was primarily due to the $75.7 million in lump sum payments we made to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. Excluding the lump sum payments, distribution and service fee expenses decreased 6% to $13.1 million in the six months ended June 30, 2006, from $14.0 million in the six months ended June 30, 2005. This decrease was primarily due to lower expenses in the 2006 period as no distribution expenses were incurred on those compensation agreements that were terminated as of the beginning of the quarter, partially offset by higher expenses in the 2006 period resulting from higher asset levels.

Employee compensation and benefits expense increased 27% to $22.6 million in the six months ended June 30, 2006, from $17.8 million in the six months ended June 30, 2005. This was primarily due to increased salary, incentive compensation and amortization of stock based compensation awards for new employees hired during 2005 and the first half of 2006, partially offset by a decrease in production compensation in our banking segment combined with higher amounts of deferred compensation.

General and administrative expenses increased 11% to $12.4 million in the six months ended June 30, 2006 from $11.2 million in the six months ended June 30, 2005. This increase was primarily attributable to sub-advisory fees paid to Houlihan Rovers.

Depreciation and amortization increased 15% to $3.2 million in the six months ended June 30, 2006 from $2.8 million in the six months ended June 30, 2005. This increase was primarily attributable to depreciation and amortization for leasehold improvements and new assets acquired as a result of our relocation to our new corporate headquarters in the fourth quarter of 2005.

Non-operating Income

Non-operating income, excluding our share of the net income of Houlihan Rovers, S.A. increased 61% to $3.9 million in the six months ended June 30, 2006, compared with $2.4 million in the six months ended June 30, 2005. Non-operating income in the six months ended June 30, 2006 was primarily attributable to a $1.1 million gain from the sale of our fractional interest in an aircraft and approximately $1.2 million of realized gains primarily from sales of investments in certain of our sponsored mutual funds and certain of our investments in equity securities. Interest and dividend income increased to $1.7 million in the six months ended June 30, 2006 from $1.4 million in the six months ended June 30, 2005 due to an increase in corporate profits partially offset by the decrease in investable funds resulting from our $75.7 million lump sum payments to terminate certain compensation agreements.

Income Taxes

We recorded an income tax benefit of $15.0 million in the six months ended June 30, 2006, compared with an income tax expense of $12.0 million in the six months ended June 30, 2005. The provision for income taxes in the six months ended June 30, 2006 includes U.S. federal, state and local taxes at a 33.5% effective tax rate, which represents management’s revised estimate of the rate expected to be applied to the full fiscal year of 2006. The $75.7 million of lump sum payments to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds is anticipated to create a tax loss for the full fiscal year 2006 and will be applied to periods in which we expect to have lower tax rates. Management’s estimate of the full year’s effective tax rate includes an adjustment to the net deferred tax asset resulting from lower state and local taxes.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments; investment advisory and administrative fees are the most significant contributor. Cash, cash equivalents, accounts receivable and marketable securities were 53% and 73% of total assets as of June 30, 2006 and December 31, 2005, respectively. The reduction in the 2006 period is primarily attributable to the $75.7 million lump sum payments made to terminate compensation agreements entered into connection with the common share offerings of certain of our closed-end mutual funds. We expect that our cash and cash equivalents and marketable securities, combined with the cash generated from our operating activities, will provide a sufficient level of working capital to meet our current operating needs.

Cash and cash equivalents decreased by $6.0 million in the six months ended June 30, 2006. Net cash used in operating activities was $51.4 million in the six months ended June 30, 2006. This was primarily the result of the $75.7 million lump sum payments referred to above. Cash of $59.6 million was provided by investing activities, primarily from the proceeds from sales and maturities of marketable securities in the amount of $87.3 million, partially offset by the purchase of $26.7 million of marketable securities. Cash of $14.2 million was used in financing activities, primarily for dividends paid to stockholders and common stock repurchases to satisfy employee withholding tax obligations on the delivery of restricted stock units.

Cash and cash equivalents decreased by $3.5 million in the six months ended June 30, 2005. Net cash from operating activities was $24.9 million in the six months ended June 30, 2005. Cash of $20.6 million was used in investing activities, primarily for the purchase of $38.7 million of marketable securities, partially offset by proceeds from sales and maturities of marketable securities in the amount of $18.6 million. Cash of $7.8 million was used in financing activities, primarily for dividends paid to stockholders.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the

Securities and Exchange Commission (“SEC”). At June 30, 2006, our regulatory net capital exceeded the minimum requirement by $9.8 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of June 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	2011 and after	Total
Operating leases	$2,005	$4,033	$2,688	$2,596	$2,717	$8,362	$22,401
Capital lease obligations, net	33	64	29	12	3	—	141

Total contractual obligations	$2,038	$4,097	$2,717	$2,608	$2,720	$8,362	$22,542

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of investments in our sponsored open-end and closed-end mutual funds as well as highly rated preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our condensed consolidated statement of operations. Minor impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes.” We recognize the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. Our effective tax rate in interim periods represents our best estimate of the rate expected to be applied to the full fiscal year.

Stock-based Compensation

We account for stock-based compensation awards in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires public companies to recognize expense in the statement of operations for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires us to estimate forfeitures at the date of grant.

New Accounting Pronouncement

In June 2006, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of FIN 48 will have a material impact on our condensed consolidated financial position or results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. At June 30, 2006, approximately $17.5 million was invested in our sponsored mutual funds. We had approximately $4.7 million invested in preferred securities and $6.3 million invested in foreign and domestic equities as of June 30, 2006.

In addition, a significant majority of our revenue—approximately 84% and 76% for the three months ended June 30, 2006 and 2005, respectively, is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

•	causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or

•	causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.

In addition, market conditions may preclude us from increasing the assets we manage in closed-end mutual funds, and in fact over the past nine months have precluded us from launching new closed-end funds. The market conditions for these offerings may continue to be unfavorable in the future, which could adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth.

As of June 30, 2006, 66% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

ITEM 1. Legal Proceedings

As previously disclosed, on October 11, 2004, our Compensation Committee canceled 404,971 fully vested RSUs previously granted to an employee who resigned from Cohen & Steers, due to such employee’s violation of the non-competition covenants relating to the RSUs. On October 29, 2004, this former employee filed a lawsuit in the Supreme Court of the State of New York against Cohen & Steers, Inc. and its wholly owned subsidiary, Cohen & Steers Capital Management, Inc., challenging the forfeiture of these RSUs. On November 18, 2004, we filed a motion to dismiss this action and on April 1, 2005, the court granted our motion to dismiss. On November 7, 2005, this former employee appealed the Supreme Court’s decision to dismiss the matter to the Appellate Division of the Supreme Court, First Department. On June 13, 2006, the appellate court affirmed the dismissal, bringing this action to a successful close in our favor.

ITEM 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2005 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2005 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2006	—	—	—	—
May 1 through May 31, 2006	8,218[1]	$25.63	—	—
June 1 through June 30, 2006	464[1]	$23.01	—	—
Total	8,682	$25.49	—	—

1.	Purchases made by us primarily to satisfy income tax withholding obligations of certain employees.

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Cohen & Steers was held on May 2, 2006, for the purpose of considering and acting upon the following:

(1) Election of Directors. Six directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominees	For	Withheld
Martin Cohen	35,398,097	21,622
Robert H. Steers	35,398,097	21,622
Richard E. Bruce	35,402,852	16,867
Peter L. Rhein	35,403,052	16,667
Richard P. Simon	35,398,646	21,073
Edmond D. Villani	35,402,652	17,067

(2) Ratification of Independent Registered Public Accounting Firm. The appointment of Deloitte & Touche LLP as our independent registered public accounting firm was ratified and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	35,317,595	99,170	2,953

There were no broker non-votes. With respect to the preceding matters, holders of our common stock are entitled to one vote per share.

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
	Name:	Matthew S. Stadler
	Title:	Executive Vice President & Chief Financial Officer

Date: August 9, 2006	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
	Name:	Bernard M. Doucette
	Title:	Chief Accounting Officer