Form 10-Q
period 2006-09-30
COHEN & STEERS INC
filed 2006-11-09
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 9, 2006 was 36,470,027.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

Forward-Looking Statements

This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.

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

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$56,303	$39,092
Marketable securities available-for-sale	31,675	87,276
Accounts receivable	24,509	19,044
Property and equipment–net	10,229	8,936
Intangible asset–net	5,921	9,252
Deferred commissions–net	5,341	4,471
Equity investment	5,967	4,427
Deferred income tax asset–net	19,145	21,604
Other assets	18,798	4,446

Total assets	$177,888	$198,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued compensation	$15,706	$15,681
Dividends payable	5,164	4,385
Deferred rent	1,674	1,673
Other liabilities and accrued expenses	10,478	12,114

	33,022	33,853

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 36,469,121 and 35,426,202 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	362	354
Additional paid-in capital	202,062	183,860
Accumulated deficit	(33,265)	(6,377)
Accumulated other comprehensive income, net of tax	2,216	354
Less: Treasury stock, at cost, 309,270 and 1,043 shares at September 30, 2006 and December 31, 2005, respectively	(6,439)	(20)
Unearned compensation	(20,070)	(13,476)

Total stockholders’ equity	144,866	164,695

Total liabilities and stockholders’ equity	$177,888	$198,548

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue
Investment advisory and administration fees	$38,480	$31,402	$106,784	$87,732
Distribution and service fees	4,015	3,122	10,746	8,941
Portfolio consulting and other	1,080	720	3,179	2,515
Investment banking fees	10,375	1,187	13,208	9,618

Total revenue	53,950	36,431	133,917	108,806

Expenses
Employee compensation and benefits	16,066	10,154	38,655	27,963
Distribution and service fees	5,642	7,838	94,436	21,861
General and administrative	8,159	5,195	20,557	16,400
Depreciation and amortization	1,597	1,380	4,771	4,144
Amortization, deferred commissions	1,139	826	2,879	2,625

Total expenses	32,603	25,393	161,298	72,993

Operating income (loss)	21,347	11,038	(27,381)	35,813

Non-operating income (expense)
Interest and dividend income	686	877	2,388	2,232
Gain from sale of marketable securities	834	827	2,023	1,976
Gain from sale of property and equipment	—	289	1,056	289
Foreign currency transaction loss	(8)	(33)	(53)	(64)
Interest expense	—	(54)	—	(102)

Net non-operating income	1,512	1,906	5,414	4,331

Income (loss) before provision for income taxes and equity in earnings of affiliate	22,859	12,944	(21,967)	40,144
Provision for income taxes	7,648	5,226	(7,368)	17,250
Equity in earnings of affiliate	513	285	1,221	683

Net income (loss)	$15,724	$8,003	$(13,378)	$23,577

Earnings (loss) per share
Basic	$0.39	$0.20	$(0.34)	$0.59

Diluted	$0.39	$0.20	$(0.34)	$0.58

Weighted average shares outstanding
Basic	39,927	39,980	39,865	39,999

Diluted	40,647	40,371	39,865	40,303

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2006

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Unearned Compensation	Total
Beginning balance, January 1, 2006	$354	$183,860	$(6,377)	$354	$(20)	$(13,476)	$164,695
Dividends	—	—	(13,510)	—	—	—	(13,510)
Issuance of common stock	8	1,004	—	—	—	—	1,012
Acquisition of treasury stock	—	—	—	—	(6,419)	—	(6,419)
Tax benefits associated with restricted stock units	—	2,884	—	—	—	—	2,884
Issuance of restricted stock units	—	14,455	—	—	—	(12,118)	2,337
Amortization of unearned compensation	—	—	—	—	—	5,403	5,403
Forfeitures of restricted stock awards	—	(141)	—	—	—	121	(20)
Net loss	—	—	(13,378)	—	—	—	(13,378)
Other comprehensive income, net	—	—	—	1,862	—	—	1,862

Ending balance, September 30, 2006	$362	$202,062	$(33,265)	$2,216	$(6,439)	$(20,070)	$144,866

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income (loss)	$(13,378)	$23,577
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	5,535	4,020
Amortization, deferred commissions	2,879	2,625
Depreciation and amortization	4,771	4,144
Amortization, bond discount	(30)	(131)
Deferred rent	1	1,164
Gain from sale of marketable securities	(2,023)	(1,976)
Gain from sale of property and equipment	(1,056)	(289)
Equity in earnings of affiliate	(1,221)	683
Deferred income taxes	3,132	(2,958)
Foreign currency transaction loss	53	64
Tax benefits associated with stock compensation	3,464	941
Changes in operating assets and liabilities:
Accounts receivable	(5,465)	(3,683)
Deferred commissions	(3,749)	(1,649)
Other assets	(15,271)	(4,814)
Accrued compensation	1,938	6,336
Other liabilities and accrued expenses	(1,149)	5,486

Net cash (used in) provided by operating activities	(21,569)	33,540

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(34,006)	(52,450)
Proceeds from maturities of marketable securities available-for-sale	64,057	24,747
Proceeds from sale of marketable securities available-for-sale	29,551	8,199
Purchases of property and equipment	(3,266)	(2,981)
Proceeds from sale of property and equipment	1,152	—

Net cash (used in) provided by investing activities	57,488	(22,485)

Cash flows from financing activities:
Dividends to stockholders	(13,114)	(11,954)
Acquisition of treasury stock	(6,419)	—
Payment of capital lease obligations	(55)	(76)
Principal payments on long-term debt	—	(1,673)
Issuance of common stock	880	215

Net cash used in financing activities	(18,708)	(13,488)

Net increase (decrease) in cash and cash equivalents	17,211	(2,433)
Cash and cash equivalents, beginning of the period	39,092	30,164

Cash and cash equivalents, end of the period	$56,303	$27,731

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

Supplemental disclosures of cash flow information:

For the nine months ended September 30, 2006, there was no cash paid for interest. For the nine months ended September 30, 2005, cash paid for interest totaled $107,000.

For the nine months ended September 30, 2006 and 2005, cash paid for taxes, net of refunds totaled $1.3 million and $21.2 million, respectively.

Supplemental disclosures of non-cash investing and financing activities:

For the nine months ended September 30, 2006 and 2005, the Company acquired property and equipment under capital leases in the amount of $68,000 and $116,000, respectively.

In connection with its stock incentive plan, the Company issued for the nine months ended September 30, 2006 and 2005, fully vested restricted stock units in the amount of $2.0 million and $92,000, respectively. For the nine months ended September 30, 2006 and 2005, the Company issued unvested restricted stock units in the amount of $12.1 million and $5.0 million, respectively. For the nine months ended September 30, 2006 and 2005, forfeitures of restricted stock units totaled $141,000 and $1.4 million, respectively. In addition, for the nine months ended September 30, 2006, the Company recorded restricted stock unit dividend equivalents in the amount of $298,000.

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

2. Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the condensed consolidated financial statements and the related notes included in the Company’s Form 10-Q for the periods ended March 31, 2006 and June 30, 2006. Certain prior period amounts have been reclassified to conform to the September 30, 2006 unclassified balance sheet presentation.

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

Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to Company-sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. This revenue is recognized as the services are performed.

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service arrangements. The expenses associated with these third-party distribution and service arrangements are recorded as incurred. During the second quarter of 2006, the Company made payments of $75.7 million to terminate compensation agreements entered into in connection with the common share offerings of certain of its closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying statements of operations for the nine months ended September 30, 2006.

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

New Accounting Pronouncements—In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first annual period ending after November 15, 2006. The Company does not anticipate that the adoption of SAB No. 108 will have a material impact on the Company’s condensed consolidated financial position or results of operations.

In June 2006, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its condensed consolidated financial position or results of operations.

3. Intangible Asset

The Company’s intangible asset, which will be fully amortized at January 31, 2008, reflects the independently determined value of the non-competition agreements that the Company received from certain employees who were awarded fully vested restricted stock units (“RSUs”) at the time of its initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements. The following table details the gross carrying amounts and accumulated amortization for the intangible asset at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Gross carrying amount	$15,400	$15,400
Accumulated amortization	(9,479)	(6,148)

Intangible asset, net	$5,921	$9,252

Amortization expense related to the intangible asset was approximately $1,110,000 for each of the three months ended September 30, 2006 and 2005, and approximately $3,331,000 for each of the nine months ended September 30, 2006 and 2005, respectively. Estimated amortization expense from October 1, 2006 through January 31, 2008, the date the intangible asset is fully amortized, is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2006	$1,110
2007	4,441
2008	370

4. Investments

Marketable Securities

The following is a summary of the cost and fair value of investments in marketable securities at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006				December 31, 2005
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value
Debt securities (1):
Maturity Less than 1 year	$—	$—	$—	$—	$36,938	$—	$(243)	$36,695
Maturity Between 1 yr - 5 yrs	—	—	—	—	14,940	—	(119)	14,821
Preferred securities	5,018	60	—	5,078	18,710	223	—	18,933
Equities	2,938	478	—	3,416	3,852	123	—	3,975
Company sponsored mutual funds	20,125	3,056	—	23,181	11,180	1,672	—	12,852

Total marketable securities	$28,081	$3,594	$—	$31,675	$85,620	$2,018	$(362)	$87,276

(1)	Debt securities consist of U.S. Treasury and U.S. Government agency securities.

For the three months ended September 30, 2006 and 2005, sales proceeds from Company-sponsored mutual funds were approximately $1,837,000 and $1,797,000, respectively, and gross realized gains were approximately $442,000 and $775,000 respectively. For the nine months ended September 30, 2006 and 2005, sales proceeds from Company-sponsored mutual funds were approximately $5,193,000 and $4,970,000, respectively, and gross realized gains were approximately $1,113,000 and $1,924,000, respectively. Dividend income from Company-sponsored mutual funds was approximately $51,000 and $85,000, for the three months ended September 30, 2006 and 2005, respectively, and approximately $189,000 and $288,000 for the nine months ended September 30, 2006 and 2005, respectively.

Equity Investment

At September 30, 2006 and December 31, 2005, the Company had a non-controlling 50% investment of approximately $5,967,000 and $4,427,000, respectively, which included approximately $2,866,000 and $2,676,000 of goodwill, respectively, in Houlihan Rovers S.A. (“Houlihan Rovers”), the Company’s Brussels-based investment advisor affiliate. The Company accounts for its investment in Houlihan Rovers using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. For the three months ended September 30, 2006 and 2005, the Company recognized income of approximately $513,000 and $285,000, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized income of approximately $1,221,000 and $683,000, respectively.

On October 5, 2006, the Company entered into an agreement to purchase the remaining 50% ownership interest in Houlihan Rovers. The purchase price will be paid using a combination of cash, which will be paid upon the completion of the transaction, and Cohen & Steers restricted stock that will be delivered over three years. The purchase is subject to Belgian regulatory approval and other customary closing conditions and is expected to close in the fourth quarter of 2006.

5. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$15,724	$8,003	$(13,378)	$23,577
Foreign currency translation gain (loss) adjustment	11	(330)	267	(369)
Net unrealized gain (loss) on available-for-sale securities, net of tax	348	(509)	250	(1,744)
Reclassification of realized gain on available-for-sale securities, net of tax	554	488	1,345	1,166

Total comprehensive income (loss)	$16,637	$7,652	$(11,516)	$22,630

6. Property and Equipment

On June 1, 2006, the Company sold its fractional ownership interest in an aircraft for approximately $1,152,000. The aircraft had a net book value of approximately $96,000 at June 1, 2006. Pursuant to this transaction, the Company recognized a gain on the sale of approximately $1,056,000 for the nine months ended September 30, 2006.

7. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 2006 and for the 2005 periods presented are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. For the nine months ended September 30, 2006, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the nine months ended September 30, 2006, the Company would have added 628,000 common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. There were no anti-dilutive common stock equivalents excluded from the computation for the three and nine months ended September 30, 2005.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$15,724	$8,003	$(13,378)	$23,577

Basic weighted average shares outstanding	39,927	39,980	39,865	39,999
Dilutive potential shares from restricted stock awards	720	391	—	304

Diluted weighted average shares outstanding	40,647	40,371	39,865	40,303

Basic earnings (loss) per share	$0.39	$0.20	$(0.34)	$0.59

Diluted earnings (loss) per share	$0.39	$0.20	$(0.34)	$0.58

8. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes in the nine months ended September 30, 2006 includes U.S. federal, state and local taxes at a 33.5% effective tax rate, which represents management’s estimate of the rate expected to be applied to the full fiscal year of 2006. The $75.7 million of payments made in the second quarter of 2006 to terminate certain compensation agreements entered into in connection with the common share offerings of certain of the Company’s closed-end mutual funds is expected to create a tax loss for the full fiscal year 2006 and will be applied to periods in which the Company has lower tax rates. Management’s estimate of the full year’s effective tax rate includes an adjustment to the net deferred tax asset resulting from lower state and local taxes.

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

9. Regulatory Requirements

Securities and Advisors, as registered broker/dealers and member firms of the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined therein. As of September 30, 2006, Securities and Advisors had net capital of approximately $3,158,000 and $9,315,000, respectively, which exceeded their requirements by approximately $2,868,000 and $8,674,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Investment advisory and administration fees	$31,980	$27,269	$89,337	$76,248
Distribution and service fees	4,015	3,122	10,746	8,941

	$35,995	$30,391	$100,083	$85,189

For the three months ended September 30, 2006 and 2005, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $5,153,000 and $5,493,000, respectively, of advisory fees it was otherwise entitled to receive. For the nine months ended September 30, 2006 and 2005, the Company waived approximately $14,839,000 and $13,934,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of January 1, 2006, the first such scheduled reduction in advisory fee waivers commenced for one fund.

The Company has agreements with eight affiliated open-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2006 and 2005, expenses of approximately $695,000 and $437,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2006 and 2005, expenses of approximately $1,761,000 and $1,337,000, respectively, were incurred.

The Company incurs expenses associated with the launch of its open and closed-end mutual funds. These organizational costs, which are included in general and administrative expenses, totaled approximately $161,000 and $242,000 for the three months ended September 30, 2006 and 2005 and $437,000 and $2,411,000 for the nine months ended September 30, 2006 and 2005, respectively.

General and administrative expenses include $1,547,000 and $227,000 of sub-advisory fees paid to Houlihan Rovers for the three months ended September 30, 2006 and 2005, and $3,332,000 and $344,000 for the nine months ended September 30, 2006 and 2005, respectively.

Included in accounts receivable at September 30, 2006 and December 31, 2005 are receivables due from Company-sponsored mutual funds of approximately $12,928,000 and $10,344,000, respectively. Included in other assets at September 30, 2006 and December 31, 2005 are amounts due from Company-sponsored mutual funds of approximately $94,000 and $77,000, respectively.

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

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	September 30, 2006	September 30, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$44,088	$35,529
Total expenses	(28,241)	(23,693)
Net non-operating income	1,308	1,838

Income before provision for income taxes	$17,155	$13,674

Investment Banking
Total revenue	$10,375	$1,187
Total expenses	(4,362)	(1,700)
Net non-operating income	204	68

Income (loss) before provision for income taxes	$6,217	$(445)

Total
Total revenue, including equity in earnings of affiliate	$54,463	$36,716
Total expenses	(32,603)	(25,393)
Net non-operating income	1,512	1,906

Income before provision for income taxes	$23,372	$13,229

	Nine Months Ended
	September 30, 2006	September 30, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$121,930	$99,871
Total expenses	(153,229)	(65,982)
Net non-operating income	5,014	4,182

Income (loss) before provision for income taxes	$(26,285)	$38,071

Investment Banking
Total revenue	$13,208	$9,618
Total expenses	(8,069)	(7,011)
Net non-operating income	400	149

Income before provision for income taxes	$5,539	$2,756

Total
Total revenue, including equity in earnings of affiliate	$135,138	$109,489
Total expenses	(161,298)	(72,993)
Net non-operating income	5,414	4,331

Income (loss) before provision for income taxes	$(20,746)	$40,827

The following table is a reconciliation of reportable segment income (loss) before provision for income taxes and income (loss) before provision for income taxes and equity in earnings of affiliate in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income (loss) before provision for income taxes	$23,372	$13,229	$(20,746)	$40,827
Less: Equity in earnings of affiliate	(513)	(285)	(1,221)	(683)

Income (loss) before provision for income taxes and equity in earnings of affiliate	$22,859	$12,944	$(21,967)	$40,144

12. Subsequent Event

On November 8, 2006, CNS declared a quarterly cash dividend on its common stock in the amount of $0.13 per share. The dividend will be payable on January 23, 2007 to stockholders of record at the close of business on January 2, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006 and September 30, 2005. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation of assets under management for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Closed-End Mutual Funds
Assets under management, beginning of period	$10,098	$10,007	$9,674	$8,984

Inflows	—	—	54	755
Market appreciation	588	78	958	346

Total increase	588	78	1,012	1,101

Assets under management, end of period	$10,686	$10,085	$10,686	$10,085

Open-End Mutual Funds
Assets under management, beginning of period	$6,740	$5,428	$5,591	$5,199

Inflows	928	448	2,349	1,287
Outflows	(482)	(399)	(1,463)	(1,345)

Net inflows (outflows)	446	49	886	(58)
Market appreciation	599	119	1,308	455

Total increase	1,045	168	2,194	397

Assets under management, end of period	$7,785	$5,596	$7,785	$5,596

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Institutional Separate Accounts
Assets under management, beginning of period	$6,407	$4,428	$5,226	$4,118

Inflows	254	83	1,124	351
Outflows	(259)	(197)	(635)	(461)

Net inflows (outflows)	(5)	(114)	489	(110)
Market appreciation	594	165	1,281	471

Total increase	589	51	1,770	361

Assets under management, end of period	$6,996	$4,479	$6,996	$4,479

Total
Assets under management, beginning of period	$23,245	$19,863	$20,491	$18,301

Inflows	1,182	531	3,527	2,393
Outflows	(741)	(596)	(2,098)	(1,806)

Net inflows (outflows)	441	(65)	1,429	587
Market appreciation	1,781	362	3,547	1,272

Total increase	2,222	297	4,976	1,859

Assets under management, end of period (1)	$25,467	$20,160	$25,467	$20,160

(1)	As of September 30, 2006 and 2005, assets under management included $2.6 billion and $387 million, respectively, of assets managed by Houlihan Rovers through sub-advisory and similar arrangements.

Assets under management were $25.5 billion at September 30, 2006, a 26% increase from $20.2 billion at September 30, 2005.

Closed-end mutual funds

Closed-end mutual fund assets under management increased 6% to $10.7 billion at September 30, 2006, compared with $10.1 billion at September 30, 2005. The increase in assets under management was attributable to market appreciation and the offerings of preferred shares for existing funds.

There were no closed-end mutual fund net inflows in the three months ended September 30, 2006 and 2005, as no new common or preferred shares were offered during these periods.

Market appreciation was $588 million in the three months ended September 30, 2006, compared with market appreciation of $78 million in the three months ended September 30, 2005.

Closed-end mutual fund inflows were $54 million in the nine months ended September 30, 2006, compared with $755 million in the nine months ended September 30, 2005. In the 2006 period, Cohen & Steers REIT and Utility Income Fund issued $54 million of preferred shares for the purpose of maintaining its target leverage ratio. The assets raised in the comparable period in 2005 were primarily the result of the common share offerings for two closed-end mutual funds and the issuance of preferred shares for new and existing funds.

Market appreciation was $958 million in the nine months ended September 30, 2006, compared with market appreciation of $346 million in the nine months ended September 30, 2005.

Open-end mutual funds

Open-end mutual fund assets under management increased 39% to $7.8 billion at September 30, 2006 from $5.6 billion at September 30, 2005. The increase in assets under management was due to market appreciation and net inflows.

Net inflows for open-end mutual funds were $446 million in the three months ended September 30, 2006, compared with net inflows of $49 million in the three months ended September 30, 2005. Gross inflows increased to $928 million in the three months ended September 30, 2006 from $448 million in the three months ended September 30, 2005. Gross outflows totaled $482 million in the three months ended September 30, 2006, compared with $399 million in the three months ended September 30, 2005.

Market appreciation was $599 million in the three months ended September 30, 2006, compared with market appreciation of $119 million in the three months ended September 30, 2005.

Net inflows for open-end mutual funds were $886 million in the nine months ended September 30, 2006, compared with net outflows of $58 million in the nine months ended September 30, 2005. Gross inflows increased to $2.3 billion in the nine months ended September 30, 2006 from $1.3 billion in the nine months ended September 30, 2005. Gross outflows totaled $1.5 billion in the nine months ended September 30, 2006, compared with $1.3 billion in the nine months ended September 30, 2005.

Market appreciation was $1.3 billion in the nine months ended September 30, 2006, compared with market appreciation of $455 million in the nine months ended September 30, 2005.

Institutional separate accounts

Institutional separate account assets under management increased 56% to $7.0 billion at September 30, 2006 from $4.5 billion at September 30, 2005. The increase in assets under management was due to market appreciation and net inflows.

Institutional separate accounts had net outflows of $5 million in the three months ended September 30, 2006, compared with net outflows of $114 million in the three months ended September 30, 2005. Gross inflows increased to $254 million in the three months ended September 30, 2006 from $83 million in the three months ended September 30, 2005. Gross outflows totaled $259 million in the three months ended September 30, 2006, compared with $197 million in the three months ended September 30, 2005.

Market appreciation was $594 million in the three months ended September 30, 2006, compared with market appreciation of $165 million in the three months ended September 30, 2005.

Institutional separate accounts had net inflows of $489 million in the nine months ended September 30, 2006, compared with net outflows of $110 million in the nine months ended September 30, 2005. Gross inflows increased to $1.1 billion in the nine months ended September 30, 2006 from $351 million in the nine months ended September 30, 2005. Gross outflows totaled $635 million in the nine months ended September 30, 2006, compared with $461 million in the nine months ended September 30, 2005.

Market appreciation was $1.3 billion in the nine months ended September 30, 2006, compared with market appreciation of $471 million in the nine months ended September 30, 2005.

Results of Operations

Three Months Ended September 30, 2006 compared with Three Months Ended September 30, 2005

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended
	September 30, 2006	September 30, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$44,088	$35,529
Total expenses	(28,241)	(23,693)
Net non-operating income	1,308	1,838

Income before provision for income taxes	$17,155	$13,674

Investment Banking
Total revenue	$10,375	$1,187
Total expenses	(4,362)	(1,700)
Net non-operating income	204	68

Income (loss) before provision for income taxes	$6,217	$(445)

Total
Total revenue, including equity in earnings of affiliate	$54,463	$36,716
Total expenses	(32,603)	(25,393)
Net non-operating income	1,512	1,906

Income before provision for income taxes	$23,372	$13,229

Revenue

Total revenue, including equity in earnings of affiliate, increased 48% to $54.5 million in the three months ended September 30, 2006 from $36.7 million in the three months ended September 30, 2005. This increase was primarily the result of an increase in investment banking fees as well as an increase in investment advisory and administration fees attributable to higher assets under management.

Asset Management

Revenue, including equity in earnings of affiliate, increased 24% to $44.1 million in the three months ended September 30, 2006 from $35.5 million in the three months ended September 30, 2005. Investment advisory and administration fees increased 23% to $38.5 million in the three months ended September 30, 2006, compared with $31.4 million in the three months ended September 30, 2005.

In the three months ended September 30, 2006, total investment advisory and administration revenue from closed-end mutual funds increased 5% to $16.9 million from $16.1 million in the three months ended September 30, 2005. The increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting primarily from market appreciation during the prior twelve month period.

In the three months ended September 30, 2006, total investment advisory and administration revenue from open-end mutual funds increased 35% to $15.1 million from $11.1 million in the three months ended September 30, 2005. The increase was attributable to higher levels of average daily net assets resulting from market appreciation and net inflows during the prior twelve month period.

In the three months ended September 30, 2006, total investment advisory and administration revenue from institutional separate accounts increased 59% to $6.5 million from $4.2 million in the three months ended September 30, 2005. The increase was attributable to higher levels of assets under management resulting from market appreciation and net inflows for both new and existing accounts during the prior twelve month period.

Distribution and service fee revenue increased 29% to $4.0 million in the three months ended September 30, 2006 from $3.1 million in the three months ended September 30, 2005. This increase in distribution and service fee revenue was primarily due to increased assets under management in our international real estate securities open-end mutual fund.

On October 5, 2006, we entered into an agreement to purchase the remaining 50% ownership interest in our Brussels-based investment advisor affiliate, Houlihan Rovers S.A. (“Houlihan Rovers”). The purchase is subject to Belgium regulatory approval and other customary closing conditions and is expected to close in the fourth quarter of 2006. Upon closing, our assets under management will increase by the amount of assets managed by Houlihan Rovers, which at September 30, 2006 were $900 million. In addition, the financial position and results of operations of Houlihan Rovers will be consolidated.

Investment Banking

Revenue increased 774% to $10.4 million in the three months ended September 30, 2006 from $1.2 million in the three months ended September 30, 2005. Third quarter 2006 and 2005 revenue was attributable to fees generated in connection with merger advisory assignments and capital raising transactions. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot reasonably be predicted.

Expenses

Total operating expenses increased 28% to $32.6 million in the three months ended September 30, 2006 from $25.4 million in the three months ended September 30, 2005, primarily due to an increase in employee compensation and benefits and general and administrative expenses partially offset by a decrease in distribution and service fee expenses.

Employee compensation and benefits expense increased 58% to $16.1 million in the three months ended September 30, 2006 from $10.2 million in the three months ended September 30, 2005. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for new employees hired during 2005 and 2006, partially offset by higher amounts of deferred compensation.

General and administrative expenses increased 57% to $8.2 million in the three months ended September 30, 2006 from $5.2 million in the three months ended September 30, 2005. This increase was primarily attributable to sub-advisory fees paid to Houlihan Rovers, combined with higher travel expense attributable to our global expansion.

Distribution and service fee expenses decreased 28% to $5.6 million in the three months ended September 30, 2006 from $7.8 million in the three months ended September 30, 2005. This decrease was primarily due to lower expenses in the third quarter of 2006, as no distribution expenses were incurred on those compensation agreements that were terminated for certain of our closed-end mutual funds in the beginning of the second quarter of 2006, and was partially offset by higher expenses in the third quarter of 2006 resulting from higher asset levels primarily in our open-end mutual funds.

Amortization of deferred commissions increased 38% to $1.1 million in the three months ended September 30, 2006 from $0.8 million in the three months ended September 30, 2005. The increase was primarily attributable to increased inflows in our Cohen & Steers International Realty Fund Class C shares for which commissions are capitalized and amortized.

Depreciation and amortization increased 16% to $1.6 million in the three months ended September 30, 2006 from $1.4 million in the three months ended September 30, 2005. This increase was primarily attributable to a full quarter of depreciation and amortization for leasehold improvements and new assets acquired as a result of our relocation to our new corporate headquarters in the fourth quarter of 2005.

Non-operating Income

Non-operating income, excluding our share of the net income of Houlihan Rovers, decreased 21% to $1.5 million in the three months ended September 30, 2006 from $1.9 million in the three months ended September 30, 2005. The decrease in non-operating income was primarily attributable to a gain from the sale of our fractional ownership interest in an aircraft in the three months ended September 30, 2005. Interest and dividend income also decreased to $0.7 million in the three months ended September 30, 2006 from $0.9 million in the three months ended September 30, 2005 due to lower cash and cash equivalents resulting from the $75.7 million of payments, made in the second quarter of 2006, to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds.

Income Taxes

We recorded an income tax expense of $7.6 million in the three months ended September 30, 2006, compared with an income tax expense of $5.2 million in the three months ended September 30, 2005. The provision for income taxes in the three months ended September 30, 2006 includes U.S. federal, state and local taxes at a 33.5% effective tax rate, which represents management’s estimate of the rate expected to be applied to the full fiscal year of 2006. The $75.7 million of payments, made in the second quarter of 2006, to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds is expected to create a tax loss for the full fiscal year 2006 and will be applied to periods in which we have lower tax rates. Management’s estimate of the full year’s effective tax rate includes an adjustment to the net deferred tax asset resulting from lower state and local taxes. Absent any unusual items affecting the tax rate, beginning in 2007, we expect our effective tax rate to be approximately 40%.

Nine Months Ended September 30, 2006 compared with Nine Months Ended September 30, 2005

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Nine Months Ended
	September 30, 2006	September 30, 2005
Asset Management
Total revenue, including equity in earnings of affiliate	$121,930	$99,871
Total expenses	(153,229)	(65,982)
Net non-operating income	5,014	4,182

Income (loss) before provision for income taxes	$(26,285)	$38,071

Investment Banking
Total revenue	$13,208	$9,618
Total expenses	(8,069)	(7,011)
Net non-operating income	400	149

Income before provision for income taxes	$5,539	$2,756

Total
Total revenue, including equity in earnings of affiliate	$135,138	$109,489
Total expenses	(161,298)	(72,993)
Net non-operating income	5,414	4,331

Income (loss) before provision for income taxes	$(20,746)	$40,827

Revenue

Total revenue, including equity in earnings of affiliate, increased 23% to $135.1 million in the nine months ended September 30, 2006 from $109.5 million in the nine months ended September 30, 2005. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management and an increase in investment banking fees.

Asset Management

Revenue, including equity in earnings of affiliate, increased 22% to $121.9 million in the nine months ended September 30, 2006 from $99.9 million in the nine months ended September 30, 2005. Investment advisory and administration fees increased 22% to $106.8 million in the nine months ended September 30, 2006, compared with $87.7 million in the nine months ended September 30, 2005.

In the nine months ended September 30, 2006, total investment advisory and administration revenue from closed-end mutual funds increased 8% to $48.8 million from $45.3 million in the nine months ended September 30, 2005. The increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting from market appreciation and the issuance of preferred shares during the prior twelve month period.

In the nine months ended September 30, 2006, total investment advisory and administration revenue from open-end mutual funds increased 31% to $40.6 million from $30.9 million in the nine months ended September 30, 2005. The increase was attributable to higher levels of average daily net assets resulting from market appreciation and net inflows during the prior twelve month period.

In the nine months ended September 30, 2006, total investment advisory and administration revenue from institutional separate accounts increased 52% to $17.4 million from $11.5 million in the nine months ended

September 30, 2005. The increase was attributable to higher levels of assets under management resulting from market appreciation and net inflows for both new and existing accounts during the prior twelve month period.

Distribution and service fee revenue increased 20% to $10.7 million in the nine months ended September 30, 2006 from $8.9 million in the nine months ended September 30, 2005. This increase in distribution and service fee revenue was primarily due to increased assets under management in our international real estate securities open-end mutual fund.

On October 5, 2006, we entered into an agreement to purchase the remaining 50% ownership interest in our Brussels-based investment advisor affiliate, Houlihan Rovers. The purchase is subject to Belgium regulatory approval and other customary closing conditions and is expected to close in the fourth quarter of 2006. Upon closing, our assets under management will increase by the amount of assets managed by Houlihan Rovers, which at September 30, 2006 were $900 million. In addition, the financial position and results of operations of Houlihan Rovers will be consolidated.

Investment Banking

Revenue increased 37% to $13.2 million in the nine months ended September 30, 2006 from $9.6 million in the nine months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 was primarily attributable to fees generated in connection with merger advisory assignments and capital raising transactions. Revenue in the 2005 period was primarily attributable to a mix of merger advisory, capital raising and restructuring assignments. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot reasonably be predicted.

Expenses

Total operating expenses increased 121% to $161.3 million in the nine months ended September 30, 2006 from $73.0 million in the nine months ended September 30, 2005, primarily due to an increase in distribution and service fees and employee compensation and benefits.

Distribution and service fee expenses increased to $94.4 million in the nine months ended September 30, 2006 from $21.9 million in the nine months ended September 30, 2005. This increase was primarily due to the $75.7 million of payments, made in the second quarter of 2006, to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. Excluding these payments, distribution and service fee expenses decreased 14% to $18.7 million in the nine months ended September 30, 2006, from $21.9 million in the nine months ended September 30, 2005. This decrease was primarily due to lower expenses in the 2006 period, as no distribution expenses were incurred on those compensation agreements that were terminated as of the beginning of the second quarter of 2006, and was partially offset by higher expenses in the 2006 period resulting from higher asset levels primarily in our open-end mutual funds.

Employee compensation and benefits expense increased 38% to $38.7 million in the nine months ended September 30, 2006, from $28.0 million in the nine months ended September 30, 2005. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for new employees hired during 2005 and 2006, partially offset by higher amounts of deferred compensation.

General and administrative expenses increased 25% to $20.6 million in the nine months ended September 30, 2006 from $16.4 million in the nine months ended September 30, 2005. This increase was primarily attributable to sub-advisory fees paid to Houlihan Rovers combined with higher travel expenses attributable to our global expansion.

Depreciation and amortization increased 15% to $4.8 million in the nine months ended September 30, 2006 from $4.1 million in the nine months ended September 30, 2005. This increase was primarily attributable to depreciation and amortization for leasehold improvements and new assets acquired as a result of our relocation to our new corporate headquarters in the fourth quarter of 2005.

Non-operating Income

Non-operating income, excluding our share of the net income of Houlihan Rovers, increased 25% to $5.4 million in the nine months ended September 30, 2006, compared with $4.3 million in the nine months ended September 30, 2005. The increase in non-operating income in the nine months ended September 30, 2006 was primarily attributable to a $1.1 million gain from the sale of our fractional interest in an aircraft. Interest and dividend income increased to $2.4 million in the nine months ended September 30, 2006 from $2.2 million in the nine months ended September 30, 2005 due to an increase in corporate profits partially offset by the decrease in cash and cash equivalents resulting from the $75.7 million of payments, made in the second quarter of 2006, to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds.

Income Taxes

We recorded an income tax benefit of $7.4 million in the nine months ended September 30, 2006, compared with an income tax expense of $17.3 million in the nine months ended September 30, 2005. The provision for income taxes in the nine months ended September 30, 2006 includes U.S. federal, state and local taxes at a 33.5% effective tax rate, which represents management’s estimate of the rate expected to be applied to the full fiscal year of 2006. The $75.7 million of payments, made in the second quarter of 2006, to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds is expected to create a tax loss for the full fiscal year 2006 and will be applied to periods in which we have lower tax rates. Management’s estimate of the full year’s effective tax rate includes an adjustment to the net deferred tax asset resulting from lower state and local taxes. Absent any unusual items affecting the tax rate, beginning in 2007, we expect our effective tax rate to be approximately 40%.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, accounts receivable and marketable securities were 63% and 73% of total assets as of September 30, 2006 and December 31, 2005, respectively. The reduction in the 2006 period was primarily attributable to the $75.7 million of payments, made in the second quarter of 2006, to terminate compensation agreements entered into connection with the common share offerings of certain of our closed-end mutual funds. On October 5, 2006, we announced that we entered into an agreement to purchase the remaining 50% ownership interest in our Brussels-based affiliate, Houlihan Rovers. The purchase price will be paid using a combination of cash, which will be paid upon the completion of the transaction, and our restricted stock. We expect that our cash and cash equivalents and marketable securities, combined with the cash generated from our operating activities, will provide a sufficient level of working capital to meet our current operating needs, including the cash portion for the purchase of Houlihan Rovers. From time to time, we may seek to raise additional capital in order to fund our strategic initiatives and other business opportunities that may arise.

Cash and cash equivalents increased $17.2 million in the nine months ended September 30, 2006. Net cash used in operating activities was $21.6 million in the nine months ended September 30, 2006. This was primarily the result of the $75.7 million of payments referred to above. Cash of $57.5 million was provided by investing activities, primarily from the proceeds of sales and maturities of marketable securities in the amount of $93.6 million, partially offset by the purchase of $34.0 million of marketable securities. Cash of $18.7 million was used in financing activities, primarily for dividends paid to stockholders and common stock repurchases to satisfy employee withholding tax obligations on the delivery of restricted stock units.

Cash and cash equivalents decreased $2.4 million in the nine months ended September 30, 2005. Net cash provided by operating activities was $33.5 million in the nine months ended September 30, 2005. Cash of $22.5 million was used in investing activities, primarily for the purchase of $52.5 million of marketable securities, partially offset by proceeds from sales and maturities of marketable securities in the amount of $32.9 million. Cash of $13.5 million was used in financing activities, primarily for dividends paid to stockholders.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2006, our regulatory net capital exceeded the minimum requirement by $11.5 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of September 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	2011 and after	Total
Operating leases	$1,002	$4,292	$3,206	$3,115	$3,236	$11,303	$26,154
Capital lease obligations, net	17	64	29	12	3	—	125

Total contractual obligations	$1,019	$4,356	$3,235	$3,127	$3,239	$11,303	$26,279

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

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC’) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first annual period ending after November 15, 2006. We do not anticipate that the adoption of SAB 108 will have a material impact on our condensed consolidated financial position or results of operations.

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

Forward-Looking Statements

This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. At September 30, 2006, approximately $23.2 million was invested in our sponsored mutual funds, approximately $5.1 million was invested in preferred securities and approximately $3.4 million was invested in foreign and domestic equities.

In addition, a significant majority of our revenue—approximately 71% and 86% for the three months ended September, 2006 and 2005, respectively, is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

•	causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; and/or

•	causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.

In addition, market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our growth in the assets we manage has resulted from public offerings of the shares of closed-end mutual funds. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth.

As of September 30, 2006, 65% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

ITEM 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part I, Item 1A of our 2005 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2005 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2006	830[1]	$23.02	—	—
August 1 through August 31, 2006	7,615[1]	$25.70	—	—
September 1 through September 30, 2006	—	—	—	—
Total	8,445	$25.44	—	—

1.	Purchases made by us to satisfy income tax withholding obligations of certain employees.

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Date: November 9, 2006	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler Title: Executive Vice President & Chief Financial Officer

Date: November 9, 2006	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette Title: Chief Accounting Officer