Form 10-K
period 2006-12-31
COHEN & STEERS INC
filed 2007-03-15
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Registrant’s telephone number, including area code: (212) 832-3232

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2006, was approximately $254 million. There is no non-voting common stock of the Registrant outstanding.

As of March 12, 2007, there were 39,722,815 shares of the Registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Cohen & Steers, Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2007 annual meeting of stockholders to be held on May 4, 2007 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC.

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

Our Asset Management business derives revenue primarily from investment advisory, administration, distribution and service fees received from open-end and closed-end mutual funds and investment advisory fees received from institutional separate accounts. These fees are based on contractually specified percentages of the assets of each client’s portfolio. Revenue fluctuates with changes in the total value of the portfolios and is recognized over the period that the assets are managed.

Our Investment Banking business derives revenue primarily from advising our clients on mergers, acquisitions, corporate restructurings, recapitalizations and similar corporate finance transactions and placing securities both as agent and underwriter for our clients. These fees are generally earned upon the consummation of the transaction pursuant to the terms of individual agreements.

Asset Management

At December 31, 2006, we managed $29.9 billion in assets—$11.4 billion in 10 closed-end mutual funds, $9.6 billion in 15 open-end mutual funds and $8.9 billion in 69 institutional separate account portfolios for institutional investors.

The assets we manage increased 46% to $29.9 billion at December 31, 2006 from $20.5 billion at December 31, 2005. Changes in the assets we manage can come from two sources—inflows (or outflows) and market appreciation (or depreciation). Of the $9.4 billion increase in the assets we manage from 2005 to 2006, 56% was attributable to net appreciation, 33% was attributable to net inflows, and 11% was attributable to assets contributed through the acquisition of Houlihan Rovers S.A. (“Houlihan Rovers”).

While we have maintained our position as the nation’s largest manager of real estate mutual funds, we have continued to diversify our asset management capabilities and expand our product offerings by:

• Launching Cohen & Steers Asia Pacific Realty Shares, the first U.S. open-end mutual fund of its kind, which recorded $121 million in net inflows since its inception in July 2006.

• Launching Cohen & Steers Institutional Global Realty Shares, which had $77 million in net inflows since its inception in August 2006.

• Launching Cohen & Steers Closed-End Opportunity Fund, the first closed-end mutual fund of its kind, which invests in other closed-end mutual funds. This fund raised $499 million during the quarter ended December 31, 2006 (total assets raised were $523 million, including the January 2007 exercise of the underwriter’s overallotment).

• Establishing an office in London to focus on the United Kingdom and the European real estate securities markets and to advise our global investment team. This expanded our global footprint to include Belgium, Hong Kong and London.

• Completing the acquisition of Houlihan Rovers on December 18, 2006. As of December 31, 2006, Houlihan Rovers assets under management, excluding assets subadvised by Cohen & Steers, was approximately $1.0 billion and added three non-U.S. open-end mutual funds and 10 institutional separate accounts.

Account Types

We manage three types of accounts: closed-end mutual funds, open-end mutual funds and institutional separate accounts.

Closed-End Mutual Funds. The 10 closed-end mutual funds for which we are the investment advisor are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by their shareholders. The trading price of the shares of a closed-end mutual fund is determined by supply and demand in the marketplace, which means the shares may trade at a premium or discount to the net asset value of the funds.

Investment advisory fees for the closed-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to eight of the ten closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund’s average daily net assets. In the year ended December 31, 2006, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $67.2 million and accounted for 44% of investment advisory and administrative fee revenue.

In order to reduce expenses for certain of the closed-end mutual funds, we have agreed to waive a portion of the investment advisory fees otherwise payable by such funds. These waivers began to expire in January 2006 and continue through 2012. Each of our investment advisory agreements with a closed-end mutual fund, including the fees payable under the waiver agreements, is subject, following the initial two year term, to annual approval by the mutual fund’s board of directors, including at least a majority of the independent directors. Our investment advisory and administration agreements with the closed-end mutual funds are generally terminable upon 60 or fewer days notice.

The table below describes each closed-end mutual fund’s investment advisory fee charged in 2006 and what is scheduled to be charged, after giving effect to the amount of the fee that we have agreed to waive for each year (as a percentage of managed assets):

Year	Cohen & Steers Advantage Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Quality Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Premium Income Realty Fund, Inc. (through 8/30)	Cohen & Steers REIT and Utility Income Fund, Inc. (through 1/31)	Cohen & Steers Select Utility Fund, Inc. (through 3/31)	Cohen & Steers Worldwide Realty Income Fund, Inc. (through 3/31)
2006	0.50%	0.53%	0.55%	0.65%	0.65%	0.50%
2007	0.57%	0.59%	0.55%	0.65%	0.65%	0.50%
2008	0.64%	0.65%	0.60%	0.65%	0.65%	0.65%
2009	0.71%	0.71%	0.65%	0.65%	0.65%	0.80%
2010	0.78%	0.78%	0.70%	0.70%	0.70%	0.95%
2011	0.85%	0.83%	0.75%	0.75%	0.75%	0.95%
2012	0.85%	0.85%	0.80%	0.80%	0.80%	0.95%
2013	0.85%	0.85%	0.80%	0.85%	0.85%	0.95%

Open-End Mutual Funds. The 15 open-end mutual funds for which we are the investment advisor offer and issue new shares continuously as funds are invested and redeem shares when funds are withdrawn. The share price for purchases and redemptions of each of the open-end mutual funds is determined by each fund’s net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund’s assets less liabilities, divided by the fund’s total shares outstanding.

Investment advisory fees for the open-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund’s average daily net assets. In the year ended December 31, 2006, investment advisory and administrative fees from our open-end mutual funds totaled approximately $58.9 million and accounted for 39% of investment advisory and administrative fee revenue.

Our investment advisory and administration agreements with the open-end mutual funds are generally terminable upon 60 or fewer days notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval, after the first two years, by the open-end mutual fund’s board, as well as by a majority of the directors who are not interested persons, as defined by the Investment Company Act of 1940 (the “Act”).

Institutional Separate Accounts. The 69 institutional separate accounts for which we are the investment advisor represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional separate account in a manner tailored to the investment preferences of that individual client as defined within each client’s individual investment advisory agreement. Our investment advisory agreements with the institutional separate account clients are generally terminable upon 60 days notice. In the year ended December 31, 2006, investment advisory fees from our institutional separate accounts totaled approximately $25.3 million and accounted for 17% of investment advisory and administrative fee revenue.

Sub-advisory and wrap-fee assets are included in our institutional separate account assets. Sub-advisory assets represent accounts for which we have been named as a sub-advisor by the investment advisor to that account. As sub-advisor, we have responsibility for managing the portfolio’s investments, while the investment advisor oversees our performance as sub-advisor. Wrap fee assets represent assets received from investment programs, which bundle a number of investment services for one fee.

Portfolio Consulting and Other Services. As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfying the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2006, we provided such advisory consulting services to UITs with aggregate assets of $1.7 billion. These assets are not included in the assets we manage.

In addition, we maintain a proprietary index, Cohen & Steers Realty Majors Index (RMP), which is the basis for the iShares Cohen & Steers Realty Majors Index Fund (ICF) sponsored by Barclays. We earn a licensing fee based on the fund’s assets for the use of our index.

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

Our research analysts must subject the companies that they cover to a detailed fundamental analysis. They focus on a company’s management, business plan, balance sheet, industry position and corporate governance. We also require our research analysts to spend a significant amount of time interacting with and visiting company management, as well as talking to competitors, vendors, analysts and other industry participants. Investment performance is a primary determinant of incentive compensation for our investment professionals.

We have developed valuation models that are unique to each of our portfolio strategies. These models have been shown to be highly effective in identifying relative value. We use our valuation models daily to build and manage portfolios with the strict discipline to which we adhere.

Each of the 25 mutual funds and 69 institutional separate accounts that we currently manage adheres to one of the following investment strategies, which may contain leverage:

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

Global Total Return is a strategy that invests in real estate securities of companies based in the United States and in other developed and emerging countries that seeks total return.

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

Closed-end Opportunity is a total return strategy consisting of high current income and potential capital appreciation that invests in the common stock of other closed-end mutual funds.

Our Distribution Network. Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisors and institutional investors. The open-end mutual funds for which we are the investment advisor are available for purchase with and without commissions through full service and discount broker/dealers and the significant networks serving financial advisors. We provide advisory and administration services to 10 closed-end and 15 open-end mutual funds under the Cohen & Steers brand name. Cohen & Steers VIF Realty Income Fund, Inc., an open-end mutual fund, is offered to the variable insurance market.

Our institutional separate account relationships extend to institutions such as pension and endowment funds and insurance companies, and to high net worth individuals. We extend the reach of our distribution network by providing investment sub-advisory services to several mutual funds, with assets of approximately $3.4 billion as of December 31, 2006, which are sponsored by other financial institutions and distributed in the United States, Canada, Europe and Japan. These assets are included in the institutional separate account assets we manage.

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

We compete with a large number of global and U.S. investment advisors, commercial banks, broker/dealers, insurance companies and other financial institutions. We are considered a small to mid-sized investment advisory firm. Many competing firms are parts of larger financial services companies and attract business through numerous means including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker/dealers.

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

The growing acceptance of REITs and other high-income equity securities by both institutional and individual investors has encouraged a number of firms to begin managing income oriented equity securities, and our competitors seek to expand their market share among the same client base that we serve. Financial intermediaries that provide our products to their clients may also provide competing products. Many current and potential competitors have greater brand name recognition and more extensive client bases, which could be to our disadvantage. In addition, our larger competitors have more resources and may have more leverage to expand their distribution channels and capture market share through ongoing business relationships and extensive marketing efforts. Conversely, relative to our larger competitors, we are potentially able to grow our business at a faster rate from a relatively smaller asset base. In addition, we believe we are able to shift resources to respond to changing market conditions more quickly than many larger investment advisory firms.

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

On an annual basis, investment advisory fees for the mutual funds we manage are subject to approval by the mutual fund board of directors, as well as by a majority of the directors who are not interested persons, as defined by the Act. On this basis, we believe that fund performance and expenses, based on the level of services we provide, for the mutual funds for which we are the investment advisor, compare favorably to competitor funds.

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

Regulation

Our business, and the securities business in general, is subject to extensive regulation in the United States at both the federal and state level, as well as by self regulatory organizations (each, a “SRO”). The Securities and Exchange Commission (“SEC”) is responsible for enforcing the federal securities laws and serves as a supervisory body for all federally registered investment advisors, as well as for national securities exchanges and associations.

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

Our subsidiaries, Cohen & Steers Capital Advisors, LLC (“Advisors”) and Cohen & Steers Securities, LLC (“Securities”), are broker/dealers. The regulation of broker/dealers has, to a large extent, been delegated by the federal securities laws to SROs, which adopt rules that govern the industry. The NASD is the designated SRO for Advisors and Securities and conducts periodic examinations of their operations. Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Our registered broker/dealer subsidiaries are each subject to certain net capital requirements under the Securities Exchange Act of 1934, as amended. The net capital requirements, which specify minimum net capital levels for registered broker/dealers, are designed to measure the financial soundness and liquidity of broker/dealers. In addition, these subsidiaries are subject to regulation under the laws of the states and territories in which they are registered to conduct securities or investment advisory businesses.

Our subsidiaries are subject to the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker/dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We have established policies and procedures designed to ensure compliance with that Act and the related regulations.

Our subsidiaries, Cohen & Steers Asia Limited and Cohen & Steers UK Limited, are subject to the laws of Hong Kong and the United Kingdom, respectively, and are regulated by the Hong Kong Securities and Futures Commission and the Financial Services Authority, respectively. They each have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. Additionally, Houlihan Rovers is regulated by the Belgium Banking, Finance and Insurance Commission and the Luxembourg Commission de Surveillance de Secteaur Financier and it has also developed comprehensive compliance systems in order to satisfy applicable regulatory requirements.

The failure of our internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on us.

Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect our method of operation and profitability. Our profitability could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other governmental agencies have been very active in investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, the effect of which will further regulate the mutual fund industry and impose additional compliance obligations, and costs for fulfilling such obligations, on us.

Employees

As of December 31, 2006, we had 178 full time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our website at www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our website the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. Further, we will provide, without charge upon written request, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as well as the committee charters, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. Requests for copies should be addressed to Salvatore Rappa, Senior Vice President and Associate General Counsel, Cohen & Steers, Inc., 280 Park Avenue, New York, New York 10017. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC’s website at http://www.sec.gov.

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

The market for qualified portfolio managers is extremely competitive. It is imperative for us to add and retain the portfolio managers and investment analysts that form the foundation of our company. However, we may not be successful in our efforts to recruit and retain the required personnel. In addition, our investment professionals and senior marketing personnel have direct contact with our institutional separate account clients, which can lead to strong client relationships. The loss of these personnel could jeopardize our relationships with certain institutional separate account clients, and result in the loss of such accounts. Further, our investment banking business relies on the expertise, business origination efforts and client relationships of our three senior investment banking professionals. The loss of these professionals could result in the loss of our investment banking clients and jeopardize the viability of our investment banking business. Moreover, we employ compensation mechanisms involving the use of equity compensation that may not be effective, especially if the market price of our common stock declines. For example, in connection with our initial public offering in 2004, certain management level employees received restricted stock units (“RSUs”). The majority of the shares of common stock underlying these RSUs will be delivered in January 2007 and in January 2008. The delivery of the shares underlying these RSUs may adversely affect our ability to retain these employees or require us to increase the level of compensation that they receive in order to do so. The loss of key personnel or the inability to recruit and retain portfolio managers, marketing personnel or investment banking professionals could have a material adverse effect on our business.

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

As of December 31, 2006, 59% of the assets we managed were concentrated in U.S. real estate common stocks and 19% were concentrated in non-U.S. real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of a real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities could reduce the assets we manage and our revenue.

Our growth may be constrained by the limited size and number of issuers in the real estate securities market.

Real estate securities investment continues to play an important role in the overall prospects of our business. Our ability to continue our growth in real estate securities management depends in part on growth in the size and number of issuers in the real estate securities market, particularly in the United States. For example, due to the constraints in the size and number of U.S. public real estate securities and issuers, we have in the past and may in the future stop accepting new assets in real estate securities institutional separate account portfolios in certain strategies and in certain open-end mutual funds. We also may be constrained in our ability to sponsor new closed-end mutual funds that invest primarily or significantly in U.S. real estate securities. Such constraints may impair our ability to increase the assets we manage and our revenue.

We may have limited ability to raise further closed-end mutual fund assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end mutual funds, and as of December 31, 2006, we raised $8.7 billion in closed-end mutual fund offerings of common and preferred shares since May 2001. The market conditions for these offerings may not be as favorable now or in the future, which could adversely impact our ability to grow the assets we manage and our revenue.

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

Our investment advisory and administration agreements are generally terminable upon 60 or fewer days notice. In addition, open-end mutual fund investors may redeem their investments in the mutual funds at any time without prior notice. Moreover, each investment advisory agreement, including the fees payable thereunder, with a mutual fund is subject to annual approval by the mutual fund’s board, as well as by a majority of the directors who are not interested persons as defined by the Act; such approval may not be granted. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationships with us, reduce the aggregate amount of the assets we manage or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares, increased redemptions of mutual fund shares, and the loss of institutional or individual accounts. Under certain circumstances, stockholder activists may pressure closed-end mutual funds for which we are the investment advisor to tender for their shares, open-end, liquidate or take other actions that may adversely affect the fees we receive from the affected closed-end mutual funds. The decrease in revenue that could result from any such event could have a material adverse effect on our business.

In addition, as required by the Act and the Investment Advisers Act of 1940, each of our investment advisory agreements automatically terminates upon its “assignment.” A sale of a sufficient number of shares of our voting securities could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect our ability to continue managing open-end and closed-end mutual funds and institutional separate accounts.

Loss of significant institutional separate accounts would decrease our revenue.

We managed 69 institutional separate account portfolios at December 31, 2006, of which the eight largest represented approximately 49% of the institutional separate account assets we managed and approximately 15% of the total assets we managed. Approximately 6% of our total revenue in 2006 was derived from our eight largest institutional separate account portfolios. Loss of , or a significant withdrawal from, any of these institutional separate accounts would reduce our revenue. We have, from time to time, lost institutional separate accounts because of decisions by our clients to reallocate their assets to different asset classes or to move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.

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

Continued rising interest rates could negatively impact our business.

Our asset management business could be negatively impacted by rising interest rates. An increase in interest rates could cause the price of certain REITs and other securities in our clients’ portfolios to decline. In addition, an increase in interest rates could negatively impact net flows into open-end mutual funds and institutional separate accounts and our ability to offer new closed-end mutual funds. These events would negatively affect our revenue and net income.

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

A significant portion of the growth in the mutual fund assets we manage in recent years has been accessed through intermediaries, including Merrill Lynch, Pierce, Fenner and Smith, Inc., UBS Securities LLC, Wachovia Capital Markets LLC and Charles Schwab & Co., Inc. Loss of any of these distribution channels, and the inability to access clients through new distribution channels, could adversely affect our results of operations and business prospects.

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

Our business strategy involves diversifying our asset management business to include products and services outside the U.S. real estate securities area. This has entailed hiring additional portfolio managers in areas in which we do not have significant prior experience as well as opening offices both within and outside the United States. In the future, it may entail acquiring other asset management firms.

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

We could experience losses and significant volatility in connection with the activities of our investment banking business.

Our investment banking business operates in a highly competitive environment where there are no long-term contracted sources of revenue. Investment banking assignments are generally related to specific capital raising, merger or acquisition transactions or restructuring projects. Because these transactions are singular in nature and are not likely to recur, the investment banking business must seek new assignments when current assignments are successfully completed or are terminated. Only a limited proportion of investment banking engagements result in a completed transaction for which a fee is earned. The employees of the investment banking business can spend significant amounts of time on transactions that are not completed and for which no fee will be earned. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any other period and the revenue and profitability of our investment banking business can be very volatile.

When an investment banking engagement is terminated, whether due to the cancellation of a transaction due to market reasons or otherwise, we may earn limited or no fees and may not be able to recover the costs that we incurred prior to that termination.

Moreover, each year we advise a limited number of investment banking clients. The composition of the group comprising our largest clients varies significantly from year to year. We expect that our investment banking engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenue in any particular year. Consequently, the adverse impact on the results of our investment banking business of one lost mandate or the failure of one transaction or restructuring on which we are advising to be completed could be significant.

Compliance failures and changes in regulation could adversely affect us.

Our asset management business is subject to client guidelines and our mutual fund business involves compliance with numerous investment, asset valuation, distribution and tax requirements. A failure to adhere to these guidelines or satisfy these requirements could result in losses that could be recovered by the client from us in certain circumstances.

Our businesses are also subject to extensive regulation in the United States, including by the SEC and the NASD and internationally, including the Hong Kong Securities and Futures Commission, the United Kingdom Financial Services Authority, the Belgium Banking, Finance and Insurance Commission and the Luxembourg Commission de Surveillance de Secteaur Financier. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as an investment advisor or broker/dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us. These changes could have a substantial impact on the regulation and operation of mutual funds and could adversely affect the assets we manage and our revenue and net income. Further, we may require additional staff to satisfy these obligations, which would increase our operating expenses.

Regulatory developments designed to increase the independence of mutual fund boards of directors may result in downward pressure on our fees and could result in mutual funds not renewing their investment advisory and administration agreements with us.

The SEC has adopted rules relating to the composition of mutual fund boards of directors and the practices of the independent directors who serve on those boards. The SEC has also adopted rules that require mutual fund shareholder reports to discuss, in reasonable detail, the material factors and conclusions that formed the basis for the approval by a mutual fund’s board of directors of any investment advisory agreement, including the fees payable under the agreement. The board of directors of each mutual fund for which we are the investment advisor, including at least a majority of the mutual fund’s independent directors, must determine both initially and, following the initial two year term, annually thereafter that the mutual fund’s investment advisory fee is reasonable in relation to, among other things, the performance of the mutual fund, the services provided by the investment advisor and the advisory fees charged to comparable mutual funds. These directors have a fiduciary duty to the mutual fund shareholders. If regulatory developments designed to increase the independence of mutual fund boards of directors result in reductions in the fees payable to other fund managers, this could in turn result in downward pressure on our fees. In addition, the continued receipt of revenue by our asset management business is subject to the risk that our mutual fund boards of directors may determine not to renew investment advisory and administration agreements with us or that they may renew such agreements at lower fee rates than are then in effect.

Failure to comply with “fair value” pricing and late trading policies and procedures may adversely affect us.

The SEC has adopted rules that require mutual funds to adopt “fair value” pricing procedures to address time zone arbitrage, selective disclosure procedures to protect mutual fund portfolio information and procedures to ensure compliance with a mutual fund’s disclosed market timing policy. SEC rules also require our funds to ensure compliance with their own market timing policies. Our funds are subject to these rules and, in the event of non-compliance, we may be required to disgorge certain revenue. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation which could decrease our future income, or negatively impact our current business and our future growth prospects.

New regulations restricting the use of “soft dollars” could result in an increase of our expenses.

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that have the effect of defraying certain of our expenses. If the ability of asset managers to use “soft dollars” were reduced or eliminated our operating expenses would potentially have increased by approximately $1.6 million in 2006. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated or significantly reduced.

The asset management industry is intensely competitive.

Our funds and separate accounts compete against an ever-increasing number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions competing with us have greater resources than we do. We compete with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, our reputation and the services provided to investors. In addition, our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing internally and externally managed investment products which could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenues and net income could decline.

Failure to maintain adequate infrastructure could impede our ability to support business growth.

We continue to experience significant growth in our business activities, both domestically and internationally. We must maintain adequate infrastructure to support this growth, including technological capacity, data centers, backup facilities and sufficient space for expanding staff levels. The failure to maintain an infrastructure commensurate with our expansion, particularly our international expansion, could impede our growth, which could cause our earnings or stock price to decline.

RISKS RELATED TO OUR COMMON STOCK

We are controlled by Mr. Cohen and Mr. Steers, whose interests may differ from those of other stockholders.

Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 59% of our common stock as of March 12, 2007. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

• elect all of the members of our board of directors and thereby control our management and affairs;

• determine the outcome of matters submitted to a vote of our stockholders for approval; and

• preclude any unsolicited acquisition of us and, consequently, adversely affect the market price of the common stock or prevent our stockholders from realizing a premium on their shares.

The interests of our principals could differ from those of other stockholders in instances where, for example, our principals’ compensation is being determined or where an unsolicited acquisition of us could result in a change in our management.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and the issuance of additional shares will dilute all other stockholdings.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who beneficially own, in the aggregate, 23,350,535 shares of our common stock as of March 12, 2007, have advised us that they intend to sell additional shares of our common stock over a period of time, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933 shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.

In August 2006, we filed a registration statement that covered resales of an aggregate of 15,500,000 shares owned by Messrs. Cohen and Steers and other selling shareholders and 4,500,000 primary shares to be offered and sold by us. In December 2006, Mr. Cohen, Mr. Steers and a trust benefiting Mr. Steers’ family, sold an aggregate of 1,500,000 shares and we sold two million shares of our stock in a registered public offering under this registration statement.

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

Item 2. Properties

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in Seattle, Washington, Hong Kong, London and Brussels.

Item 3. Legal Proceedings

We are presently not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS.” As of March 12, 2007, there were 135 holders of record of our common stock. The closing sale price of our common stock on March 12, 2007 was $40.70 per share.

We currently pay a quarterly cash dividend at a rate of $0.13 per share. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. On March 13, 2007, we declared a quarterly cash dividend on our common stock in the amount of $0.20 per share.

The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for the common stock:

Three Months Ended 2006	March 31	June 30	September 30	December 31
High price	$24.94	$27.95	$33.00	$40.67
Low price	$18.60	$22.69	$22.51	$31.09
Cash dividend declared per share	$0.11	$0.11	$0.13	$0.13

Three Months Ended 2005	March 31	June 30	September 30	December 31
High price	$19.12	$20.90	$23.62	$20.78
Low price	$14.80	$16.07	$17.93	$16.57
Cash dividend declared per share	$0.10	$0.10	$0.11	$0.11

On December 18, 2006, we issued an aggregate of 360,500 shares of our common stock in connection with our acquisition of the remaining 50% of Houlihan Rovers. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Exchange Act of 1933, as amended on the basis that the issuance did not involve a public offering.

Item 6. Selected Financial Data

The selected consolidated financial data, together with other information presented below, has been derived from and should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The data reflect certain reclassifications to conform to the current year’s presentation.

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

The results presented for 2004 include operations as both a private and public company and are therefore not comparable with future periods. Our 2004 results include certain substantial charges related to the initial public offering of shares of our common stock, including a one-time non-cash compensation charge of $47.0 million attributable to the grant of fully vested RSUs to certain employees. General and administrative expenses prior to our initial public offering consisted primarily of professional fees, travel, marketing and rent expenses. However, as a result of operating as a public company, additional general and administrative expenses such as professional fees, transfer agent fees, directors and officers insurance, public company reporting fees, and other public company related costs were incurred many of which will be recurring.

The second quarter 2006 results include a $75.7 million expense associated with the termination of additional compensation agreements entered into in connection with common share offerings of certain closed-end mutual funds.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA(1)

	Years Ended December 31,
($ in thousands, except per share data)	2006	2005	2004(1)	2003(1)	2002(1)
Consolidated Statement of Income
Total revenue	$191,472	$146,218	$114,113	$70,341	$55,246
Total operating expenses	196,462	98,596	116,504	58,469	46,597

Operating income (loss)	(4,990)	47,622	(2,391)	11,872	8,649
Total non-operating income	7,490	6,257	1,109	279	398

Income (loss) before provision for income taxes and equity in earnings of affiliate	2,500	53,879	(1,282)	12,151	9,047
Provision for income taxes	837	22,880	(8,551)	100	611
Equity in earnings of affiliate	1,541	922	19	—	—

Net income	$3,204	$31,921	$7,288	$12,051	$8,436

Earnings per share data(2)
Basic	$0.08	$0.80	$0.23	$0.45	$0.32
Fully diluted	$0.08	$0.79	$0.23	$0.45	$0.32

Consolidated Statement of Financial Condition
Cash and cash equivalents	$139,360	$39,092	$30,164	$7,256	$6,090
Marketable securities available-for-sale	39,408	87,276	69,935	6,439	4,625
Total assets	285,146	198,548	158,989	34,523	24,394
Total liabilities	43,737	33,853	13,354	13,749	7,702
Total stockholders’ equity	241,409	164,695	145,635	20,774	16,692

Other Financial Data (unaudited) ($ in Millions)
Assets under management (AUM) by account type:
Closed-end mutual funds	$11,391	$9,674	$8,984	$4,791	$2,114
Open-end mutual funds	9,575	5,591	5,199	3,897	2,452
Institutional separate accounts	8,930	5,226	4,118	2,992	2,057

Total AUM	$29,896	$20,491	$18,301	$11,680	$6,623

(1) Prior to August 17, 2004, the Company was a privately held S-corporation.

(2) All per share amounts have been adjusted to reflect a 291.351127 for one stock split that we effected on June 16, 2004. See Note 6 to the consolidated financial statements contained in this Form 10-K for the computations of basic and diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2006	2005	2004

CLOSED-END MUTUAL FUNDS
Assets under management, beginning of year	$9,674	$8,984	$4,791

Inflows	553	829	3,292
Market appreciation (depreciation)	1,164	(139)	901

Total increase	1,717	690	4,193

Assets under management, end of year	$11,391	$9,674	$8,984

OPEN-END MUTUAL FUNDS
Assets under management, beginning of year	$5,591	$5,199	$3,897

Inflows	3,821	1,726	1,395
Outflows	(2,025)	(1,776)	(1,296)

Net inflows (outflows)	1,796	(50)	99
Acquisition(1)	163	—	—
Market appreciation	2,025	442	1,203

Total increase	3,984	392	1,302

Assets under management, end of year	$9,575	$5,591	$5,199

INSTITUTIONAL SEPARATE ACCOUNTS
Assets under management, beginning of year	$5,226	$4,118	$2,992

Inflows	2,013	1,215	490
Outflows	(1,217)	(640)	(492)

Net inflows (outflows)	796	575	(2)
Acquisition(1)	884	—	—
Market appreciation	2,024	533	1,128

Total increase	3,704	1,108	1,126

Assets under management, end of year	$8,930	$5,226	$4,118

TOTAL
Assets under management, beginning of year	$20,491	$18,301	$11,680

Inflows	6,387	3,770	5,177
Outflows	(3,242)	(2,416)	(1,788)

Net inflows	3,145	1,354	3,389
Acquisition(1)	1,047	—	—
Market appreciation	5,213	836	3,232

Total increase	9,405	2,190	6,621

Assets under management, end of year(2)	$29,896	$20,491	$18,301

(1) Acquisition of remaining 50% of Houlihan Rovers.

(2) As of December 31, 2005, assets under management included $543 million of assets managed by Houlihan Rovers through sub-advisory and similar arrangements.

Assets under management were $29.9 billion at December 31, 2006, a 46% increase from $20.5 billion at December 31, 2005.

Closed-end mutual funds

Closed-end mutual fund assets under management increased to $11.4 billion at December 31, 2006 compared with $9.7 billion at December 31, 2005 and $9.0 billion at December 31, 2004. The increase in assets under management was primarily attributable to offerings of common shares for a new fund and preferred shares for an existing fund. Market appreciation was significant for the 2006 and 2004 periods.

Closed-end mutual fund inflows from common and preferred stock offerings were $553 million in the year ended December 31, 2006, compared with $829 million in the year ended December 31, 2005 and $3.3 billion in the year ended December 31, 2004. In November 2006, Cohen & Steers Closed-End Opportunity Fund was launched, raising $499 million, net of underwriting fees. Also, Cohen & Steers REIT and Utility Income Fund, an existing closed-end mutual fund, raised $54 million of variable rate preferred shares in the year ended December 31, 2006. The majority of assets raised during 2005 occurred in the first half of the year through the launch of two new funds, which raised $531 million, and the issuance of preferred shares, which raised $298 million from three existing funds. In the year ended December 31, 2004, two new funds raised $2.9 billion through offerings of common and preferred shares.

Market appreciation was $1.2 billion in the year ended December 31, 2006, compared with market depreciation of $139 million in the year ended December 31, 2005 and market appreciation of $901 million in the year ended December 31, 2004.

Open-end mutual funds

Open-end mutual fund assets under management increased to $9.6 billion at December 31, 2006, compared with $5.6 billion at December 31, 2005 and $5.2 billion at December 31, 2004. The increase in assets under management was attributable to market appreciation, net inflows and assets acquired from Houlihan Rovers.

Net inflows for open-end mutual funds were $1.8 billion in the year ended December 31, 2006, compared with net outflows of $50 million in the year ended December 31, 2005 and net inflows of $99 million in the year ended December 31, 2004. Gross inflows increased to $3.8 billion in the year ended December 31, 2006 compared with $1.7 billion in the year ended December 31, 2005 and $1.4 billion in the year ended December 31, 2004. Gross outflows totaled $2.0 billion in the year ended December 31, 2006, compared with $1.8 billion in the year ended December 31, 2005 and $1.3 billion in the year ended December 31, 2004. Included in our open-end mutual fund activity for the year ended December 31, 2006 was the addition of $163 million in assets resulting from the acquisition of the remaining 50% of Houlihan Rovers in December 2006.

Market appreciation was $2.0 billion in the year ended December 31, 2006, compared with market appreciation of $442 million in the year ended December 31, 2005 and $1.2 billion in the year ended December 31, 2004.

Institutional separate accounts

Institutional separate account assets under management increased to $8.9 billion at December 31, 2006, compared with $5.2 billion at December 31, 2005 and $4.1 billion at December 31, 2004. The increase in assets under management was due to market appreciation, net inflows and assets acquired from Houlihan Rovers.

Institutional separate accounts had net inflows of $796 million in the year ended December 31, 2006, compared with net inflows of $575 million in the year ended December 31, 2005 and net outflows of $2 million in the year ended December 31, 2004. Gross inflows increased to $2.0 billion in the year ended December 31, 2006 from $1.2 billion in the year ended December 31, 2005 and $490 million in the year ended December 31, 2004. Gross outflows totaled $1.2 billion in the year ended December 31, 2006, compared with $640 million in the year ended December 31, 2005 and $492 million in the year ended December 31, 2004. Included in our institutional separate account activity for the year ended December 31, 2006 was the addition of $884 million in assets resulting from the acquisition of the remaining 50% of Houlihan Rovers in December 2006.

Market appreciation was $2.0 billion in the year ended December 31, 2006, compared with market appreciation of $533 million in the year ended December 31, 2005 and $1.1 billion in the year ended December 31, 2004.

RESULTS OF OPERATIONS

On August 16, 2004, we terminated our status as an S-corporation and converted to a C-corporation and on August 18, 2004, we completed our initial public offering. Our results in the year ended December 31, 2004 include operations as both a private and public company and are therefore not comparable with future periods. As discussed more fully on page 22, results in the year ended December 31, 2004 include certain substantial charges related to the initial public offering.

The following table of selected financial data presents our business segments in a manner consistent with the way we manage our businesses (in thousands):

	Years Ended December 31,
	2006	2005	2004
Asset Management
Total revenue, including equity in earnings of affiliate	$174,255	$135,317	$106,024
Total expenses	(184,487)	(89,335)	(106,145)
Net non-operating income	6,858	6,017	1,059

Income (loss) before provision for income taxes	$(3,374)	$51,999	$938

Investment Banking
Total revenue	$18,758	$11,823	$8,108
Total expenses	(11,975)	(9,261)	(10,359)
Net non-operating income	632	240	50

Income (loss) before provision for income taxes	$7,415	$2,802	$(2,201)

Total
Total revenue, including equity in earnings of affiliate	$193,013	$147,140	$114,132
Total expenses	(196,462)	(98,596)	(116,504)
Net non-operating income	7,490	6,257	1,109

Income (loss) before provision for income taxes	$4,041	$54,801	$(1,263)

2006 COMPARED WITH 2005

Revenue

Total revenue, including equity in earnings of affiliate, increased 31% to $193.0 million in the year ended December 31, 2006 from $147.1 million in the year ended December 31, 2005. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management and an increase in investment banking fees.

Asset Management

Revenue, including equity in earnings of affiliate, increased 29% to $174.3 million in the year ended December 31, 2006 from $135.3 million in the year ended December 31, 2006. Investment advisory and administration fees increased 27% to $151.4 million in the year ended December 31, 2006, compared with $119.2 million in the year ended December 31, 2005.

In the year ended December 31, 2006, total investment advisory and administration revenue from closed-end mutual funds increased 10% to $67.2 million from $61.0 million in the year ended December 31, 2005. The increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting from the issuance of common and preferred shares for certain funds as well as market appreciation across all closed-end mutual funds.

In the year ended December 31, 2006, total investment advisory and administration revenue from open-end mutual funds increased 40.1% to $58.9 million from $42.1 million in the year ended December 31, 2005. The increase was primarily attributable to higher levels of average daily net assets resulting from overall net inflows, the majority of which was from Cohen & Steers International Realty Fund (“IRF”) and market appreciation across all open-end mutual funds.

In the year ended December 31, 2006, total investment advisory and administration revenue from institutional separate accounts increased 57% to $25.3 million from $16.1 million in the year ended December 31, 2005. This increase was attributable to higher levels of assets resulting from market appreciation across all institutional separate accounts and net inflows during the year.

Distribution and service fee revenue increased 32% to $15.7 million in the year ended December 31, 2006 from $12.0 million in the year ended December 31, 2005. This increase in distribution and service fee revenue was primarily due to increased assets in IRF.

Investment Banking

Revenue increased 59% to $18.8 million in the year ended December 31, 2006 from $11.8 million in the year ended December 31, 2005. Revenue for the year ended December 31, 2006 was primarily attributable to fees generated in connection with merger advisory assignments and capital raising transactions. Revenue in the 2005 period was primarily attributable to a mix of merger advisory, capital raising and restructuring assignments. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot reasonably be predicted.

Expenses

Total operating expenses increased 99% to $196.5 million in the year ended December 31, 2006 from $98.6 million in the year ended December 31, 2005, primarily due to an increase in distribution and service fees and employee compensation and benefits.

Distribution and service fees increased 245% to $101.4 million in the year ended December 31, 2006 from $29.4 million in the year ended December 31, 2005. This increase was primarily due to the $75.7 million of payments, made in the second quarter of 2006, to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. Excluding these payments, distribution and service fee expenses decreased 13% to $25.7 million in the year ended December 31, 2006, from $29.4 million in the year ended December 31, 2005. This decrease was primarily due to lower expenses in the 2006 period, as no distribution expenses were incurred for those compensation agreements that were terminated as of the beginning of the second quarter of 2006, and was partially offset by higher expenses in the 2006 period resulting from higher asset levels—primarily in our open-end mutual funds.

Employee compensation and benefits increased 53% to $55.6 million in the year ended December 31, 2006 from $36.3 million in the year ended December 31, 2005. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for new employees hired during 2005 and 2006, partially offset by higher amounts of deferred compensation.

General and administrative increased 24% to $28.8 million in the year ended December 31, 2006, from $23.3 million in the year ended December 31, 2005. This increase was primarily attributable to sub-advisory fees paid to Houlihan Rovers combined with higher travel expenses attributable to our global expansion.

Depreciation and amortization remained relatively constant, increasing only 2% to $6.4 million in the year ended December 31, 2006 from $6.3 million in the year ended December 31, 2005. The slight increase was primarily attributable to depreciation and amortization for leasehold improvements and new assets acquired as a result of our relocation to our new corporate headquarters in the fourth quarter of 2005.

Amortization of deferred commissions increased 29% to $4.3 million in the year ended December 31, 2006 from $3.4 million in the year ended December 31, 2005. The increase was primarily attributable to increased inflows in IRF class C shares for which commissions are capitalized and amortized.

Non-operating Income

Non-operating income, excluding our share of the net income of Houlihan Rovers, was $7.5 million in the year ended December 31, 2006, compared with $6.3 million in the year ended December 31, 2005. This increase was primarily attributable to a gain from the sale of a fractional ownership interest in an aircraft. Interest and dividend income increased to $3.9 million in the year ended December 31, 2006 from $3.6 million in the year ended December 31, 2005 due to income earned on the investment of proceeds from a primary share offering of common stock and an increase in corporate profits. These increases were partially offset by the decrease in cash and cash equivalents resulting from the payments of $75.7 million to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds.

Income Taxes

We recorded an income tax expense of $0.8 million in the year ended December 31, 2006, compared with an income tax expense of $22.9 million in the year ended December 31, 2005. The provision for income taxes includes U.S. federal, state, local and foreign taxes at a 20.7% effective tax rate. The $75.7 million of payments, made in the second quarter of 2006 to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds, resulted in a tax loss for the full fiscal year 2006 and will be applied to periods in which we have lower tax rates. The effective tax rate includes an adjustment to the net deferred tax asset resulting from lower state and local taxes.

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

General and administrative increased 80% to $23.3 million in the year ended December 31, 2005, from $13.0 million in the year ended December 31, 2004. Approximately $4.0 million of the increase was attributable to higher professional fees resulting from costs related to compliance with Sarbanes-Oxley, sub-advisory fees paid to Houlihan Rovers and increased recruiting fees. In addition, we incurred organizational expenses of $2.5 million as part of the launch of five new mutual funds during 2005. Occupancy costs were higher due to the recognition of two full quarter’s rent expense for our new corporate headquarters. In connection with our relocation, we recorded a charge of $1.4 million comprised primarily of moving costs and remaining lease payments, partially offset by sublease income for our former location.

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

Non-operating Income

Non-operating income, excluding our share of the net income of Houlihan Rovers, was $6.3 million in the year ended December 31, 2005, compared with $1.1 million in the year ended December 31, 2004. Non-operating income for 2005 was primarily attributable to $3.6 million of interest and dividend income on our investments, $2.5 million of realized gains from the sale of investments in our sponsored mutual funds and a $0.3 million gain from the sale of our fractional interest in an aircraft.

Income Taxes

Upon our conversion from S-corporation to C-corporation status on August 16, 2004, we became subject to U.S. federal and certain state and local income taxes. Prior to that, we were exempt from federal income taxes due to our status as an S-corporation and income tax expense consisted of New York state and local income taxes. We recorded an income tax expense of $22.9 million in the year ended December 31, 2005, compared with an income tax benefit of $8.6 million in the year ended December 31, 2004. The provision for income taxes in the year ended December 31, 2005, includes U.S. federal, state and local income taxes at an effective tax rate equal to 41.8%. Included in the tax provision in the year ended December 31, 2005 is an adjustment to the net deferred tax asset resulting from a recent change in the New York State tax law. The income tax benefit in the year ended December 31, 2004 was due primarily to a benefit derived from vested restricted stock units granted at the time of our initial public offering.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees a significant contributor. Cash and cash equivalents, accounts receivable and marketable securities available-for-sale were 74% and 73% of total assets as of December 31, 2006 and 2005, respectively.

Net cash provided by operating activities decreased to $5.4 million in the year ended December 31, 2006 from $49.7 million and $35.9 million in the years ended December 31, 2005 and 2004, respectively. The reduction in 2006 was primarily attributable to the $75.7 million of payments, made in the second quarter of 2006, to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

Net cash provided by investing activities was $45.5 million in the year ended December 31, 2006 compared with net cash used in investing activities of $23.2 million and $66.4 million in the years ended December 31, 2005 and 2004, respectively. In 2006, net cash provided by investing activities was primarily comprised of $95.9 million of proceeds from the sale and maturity of marketable securities partially offset by $40.7 million of purchases of marketable securities and net cash paid for Houlihan Rovers of $6.9 million. In 2005, net cash used in investing activities was primarily comprised of $58.9 million of purchases of marketable securities and $7.6 million of purchases of property and equipment partially offset by $42.8 million of proceeds from the sale and maturity of marketable securities. In 2004, net cash used in investing activities was primarily comprised of $63.1 million of purchases of marketable securities.

Net cash provided by financing activities was $49.4 million in the year ended December 31, 2006 compared with net cash used in financing activities of $17.6 million and net cash provided by financing activities of $53.1 million in the years ended December 31, 2005 and 2004, respectively. In 2006, net cash provided by financing activities was primarily comprised of $71.3 million of proceeds from the issuance of common stock through a secondary offering partially offset by cash used in financing activities of $18.3 million for the payment of dividends to stockholders and $6.6 million for the acquisition of treasury stock. In 2005, net cash used in financing activities was primarily due to $16.3 million for the payment of dividends. In 2004, net cash provided by financing activities was comprised primarily of $105 million of proceeds from our initial public offering partially offset by distributions to S-Corporation shareholders of approximately $37.7 million, offering costs of $5.3 million, repayment of a bank line of credit of $4.7 million and dividends to stockholders of $4.0 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the SEC. At December 31, 2006, our regulatory net capital exceeded the minimum requirement by approximately $10.9 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	2012 and after	Total
Operating leases	$4,304	$3,230	$3,139	$3,260	$3,257	$8,182	$25,372
Capital lease obligations, net	80	45	28	3	—	—	156

Total contractual obligations	$4,384	$3,275	$3,167	$3,263	$3,257	$8,182	$25,528

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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our consolidated financial statements. For a summary of these and additional accounting policies, see Note 2 to the annual audited consolidated financial statements.

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

Stock-based Compensation

We account for stock-based compensation awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments granted to employees. The expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires us to estimate forfeitures at the date of grant.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting For Income Taxes (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

Recently Issued Accounting Pronouncements

In June 2006, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In September 2006, Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) was issued, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the 2008 calendar year, with earlier application permitted. We are evaluating this standard and its impact, if any, on our consolidated financial statements.

In February 2007, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year, with earlier application permitted. We are evaluating this standard and its impact, if any, on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. At December 31, 2006, approximately $24.2 million was invested in our sponsored equity funds. We had approximately $11.0 million invested in preferred securities and $4.2 million invested in foreign and domestic equities as of December 31, 2006.

In addition, a significant majority of our revenue—approximately 79%, 82% and 81% for the years ended December 31, 2006, 2005 and 2004, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

As of December 31, 2006, 58% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

Item 9A. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006.

Based on that evaluation, our co-chief executive officers and our chief financial officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The information regarding our Code of Business Conduct and Ethics under the caption “Item 1: Election of Directors—Corporate Governance at Cohen & Steers” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Item 1: Election of Directors—Compensation of Executive Officers”, “Item 1: Election of Directors—Compensation of Directors” and “Item 1: Election of Directors—Compensation Committee Report” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Item 1: Election of Directors—Ownership of Cohen & Steers Common Stock” and “Item 1: Election of Directors—Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the section captioned “Item 1: Election of Directors—Certain Relationships and Related Transactions” and “Item 1: Election of Directors—Corporate Governance at Cohen & Steers” of the Proxy Statement is incorporated herein by reference.

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
		Included herein at pages F-1 through F-19.
	2.	Financial Data Schedules
		All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3.	Exhibits

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(1)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. 2004 Stock Incentive Plan*(1)
10.5	—Cohen & Steers, Inc. 2004 Annual Incentive Plan*(1)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(3)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto).
31.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1) Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.

(3) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended March 31, 2006.

* Denotes compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN & STEERS, INC.

BY:	/S/ MARTIN COHEN
Martin Cohen
Co-Chairman, Co-Chief Executive Officer and Director

March 15, 2007

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

Signature	Title	Date

/S/ MARTIN COHEN Martin Cohen	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 15, 2007

/S/ ROBERT H. STEERS Robert H. Steers	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 15, 2007

/S/ RICHARD E. BRUCE Richard E. Bruce	Director	March 15, 2007

/S/ PETER L. RHEIN Peter L. Rhein	Director	March 15, 2007

/S/ RICHARD P. SIMON Richard P. Simon	Director	March 15, 2007

/S/ EDMOND D. VILLANI Edmond D. Villani	Director	March 15, 2007

/S/ MATTHEW S. STADLER Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 15, 2007

/S/ BERNARD M. DOUCETTE Bernard M. Doucette	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2007

TABLE OF CONTENTS

FINANCIAL STATEMENTS

COHEN & STEERS, INC.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cohen & Steers, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company’s internal control over financial reporting. Their report appears on the following page.

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cohen & Steers, Inc.

New York, NY

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

New York, NY

March 13, 2007

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$139,360	$39,092
Marketable securities available-for-sale	39,408	87,276
Accounts receivable	31,611	19,044
Property and equipment—net	10,539	8,936
Deferred commissions—net	6,248	4,471
Goodwill	20,609	2,676
Intangible assets—net	10,597	9,252
Deferred income tax asset—net	17,869	21,604
Other assets	8,905	6,197

Total assets	$285,146	$198,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$24,100	$15,681
Dividends payable	5,481	4,385
Deferred rent	1,773	1,673
Other liabilities and accrued expenses	12,383	12,114

	43,737	33,853

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 38,848,412 and 35,426,202 shares issued and outstanding at December 31, 2006 and 2005, respectively	388	354
Additional paid-in capital	283,360	183,860
Accumulated deficit	(22,053)	(6,377)
Accumulated other comprehensive income, net of tax	4,376	354
Less: Treasury stock, at cost, 314,576 and 1,043 shares at December 31, 2006 and 2005, respectively	(6,628)	(20)
Unearned compensation	(18,034)	(13,476)

Total stockholders’ equity	241,409	164,695

Total liabilities and stockholders’ equity	$285,146	$198,548

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share data)	2006	2005	2004
Revenue:
Investment advisory and administration fees	$151,373	$119,195	$92,847
Distribution and service fees	15,748	11,955	10,150
Portfolio consulting and other	5,593	3,245	3,008
Investment banking fees	18,758	11,823	8,108

Total revenue	191,472	146,218	114,113

Expenses:
Employee compensation and benefits	55,569	36,269	73,973
Distribution and service fees	101,364	29,385	22,475
General and administrative	28,786	23,300	12,974
Depreciation and amortization	6,403	6,283	2,843
Amortization, deferred commissions	4,340	3,359	4,239

Total expenses	196,462	98,596	116,504

Operating income (loss)	(4,990)	47,622	(2,391)

Non-operating income (expense):
Interest and dividend income	3,892	3,622	1,241
Gain from sale of marketable securities	2,637	2,534	—
Gain from sale of property and equipment	1,042	289	—
Foreign currency transaction loss	(81)	(86)	—
Interest expense	—	(102)	(132)

Total non-operating income	7,490	6,257	1,109

Income (loss) before provision for income taxes and equity in earnings of affiliate	2,500	53,879	(1,282)
Provision for income taxes	837	22,880	(8,551)
Equity in earnings of affiliate	1,541	922	19

Net income	$3,204	$31,921	$7,288

Earnings per share:
Basic	$ 0.08	$ 0.80	$ 0.23

Diluted	$ 0.08	$ 0.79	$ 0.23

Weighted average shares outstanding:
Basic	40,033	39,991	31,816

Diluted	40,711	40,324	31,942

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Years Ended December 31, 2006, 2005 and 2004
(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned Compensation	Total
Beginning balance, January 1, 2004	$267	$3,692	$15,195	$1,620	$—	$—	$20,774
Dividends	—	—	(7,996)	—	—	—	(7,996)
Issuance of common stock	87	105,028	—	—	—	—	105,115
Transfer of undistributed accumulated deficit to additional paid-in-capital	—	(1,697)	1,697	—	—	—	—
Tax benefit from conversion from S-corporation to C-corporation	—	215	—	—	—	—	215
Deferred offering costs	—	(5,286)	—	—	—	—	(5,286)
Distribution to stockholders	—	—	(37,741)	—	—	—	(37,741)
Issuance of restricted stock units	—	80,403	—	—	—	(13,454)	66,949
Amortization of unearned compensation	—	—	—	—	—	(92)	(92)
Forfeitures of restricted stock awards	—	(3,761)	—	—	—	—	(3,761)
Net income	—	—	7,288	—	—	—	7,288
Other comprehensive income, net of taxes	—	—	—	170	—	—	170

Ending balance, December 31, 2004	$354	$178,594	$(21,557)	$1,790	$—	$(13,546)	$145,635

Dividends	—	—	(16,741)	—	—	—	(16,741)
Issuance of common stock	—	676	—	—	—	—	676
Tax benefit from issuance of dividends on restricted stock units	—	941	—	—	—	—	941
Repurchase of common stock	—	—	—	—	(20)	—	(20)
Issuance of restricted stock units	—	5,066	—	—	—	(4,975)	91
Amortization of unearned compensation	—	—	—	—	—	4,821	4,821
Forfeitures of restricted stock awards	—	(1,417)	—	—	—	224	(1,193)
Net income	—	—	31,921	—	—	—	31,921
Other comprehensive loss, net of taxes	—	—	—	(1,436)	—	—	(1,436)

Ending balance, December 31, 2005	$354	$183,860	$(6,377)	$354	$(20)	$(13,476)	$164,695

Dividends	—	—	(18,880)	—	—	—	(18,880)
Issuance of common stock	34	82,361	—	—	—	—	82,395
Tax benefit from issuance of dividends on restricted stock units	—	2,975	—	—	—	—	2,975
Repurchase of common stock	—	—	—	—	(6,608)	—	(6,608)
Issuance of restricted stock units	—	14,836	—	—	—	(12,393)	2,443
Amortization of unearned compensation	—	—	—	—	—	7,312	7,312
Forfeitures of restricted stock awards	—	(672)	—	—	—	523	(149)
Net income	—	—	3,204	—	—	—	3,204
Other comprehensive income, net of taxes	—	—	—	4,022	—	—	4,022

Ending balance, December 31, 2006	$388	$283,360	$(22,053)	$4,376	$(6,628)	$(18,034)	$241,409

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$3,204	$31,921	$7,288
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	7,335	5,853	45,427
Stock appreciation right plan expense	—	—	869
Amortization, deferred commissions	4,340	3,359	4,239
Depreciation and amortization	6,403	6,283	2,843
Amortization, bond discount	(30)	(177)	(58)
Deferred rent	135	1,581	(29)
Gain from sale of marketable securities	(2,637)	(2,534)	—
Gain from sale of equipment	(1,042)	(289)	—
Equity in earnings of affiliate	(1,541)	(1,362)	(19)
Deferred income taxes	1,191	(4,235)	(18,029)
Foreign currency transaction loss	81	86	—
Tax benefits associated with dividends on restricted stock units	735	941	—
Changes in operating assets and liabilities:
Accounts receivable	(12,567)	(5,977)	(4,304)
Deferred commissions	(6,117)	(2,114)	(3,273)
Other assets	(5,188)	(1,518)	(1,361)
Accrued compensation	10,331	13,604	(232)
Other liabilities and accrued expenses	732	4,255	2,495

Net cash provided by operating activities	5,365	49,677	35,856

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(40,728)	(58,867)	(63,091)
Proceeds from sale and maturities of marketable securities available-for-sale	95,860	42,800	997
Purchase of equity investment	—	—	(3,831)
Cash paid for Houlihan Rovers acquisition, net of cash received	(6,890)	—	—
Purchases of property and equipment	(3,895)	(7,604)	(436)
Proceeds from sale of property and equipment	1,152	485	—

Net cash (used in) provided by investing activities	45,499	(23,186)	(66,361)

Cash flows from financing activities:
Issuance of common stock	71,341	497	104,990
Excess tax benefits associated with restricted stock awards	2,975	—	—
Distributions to S-corporation shareholders	—	—	(37,741)
Dividends to stockholders	(18,278)	(16,338)	(3,983)
Repayment of bank line of credit	—	—	(4,713)
Acquisition of treasury stock	(6,608)	—	—
Payment of capital lease obligations	(26)	(49)	(16)
Principal payments on long-term debt	—	(1,673)	(108)
Offering costs	—	—	(5,286)

Net cash (used in) provided by financing activities	49,404	(17,563)	53,143

Net increase in cash and cash equivalents	100,268	8,928	22,638
Cash and cash equivalents, beginning of the year	39,092	30,164	7,526

Cash and cash equivalents, end of the year	$139,360	$39,092	$30,164

See notes to consolidated financial statements

Supplemental disclosures of cash flow information:

For the year ended December 31, 2006, there was no cash paid for interest. For the years ended December 31, 2005 and 2004, cash paid for interest totaled $109,000 and $129,000, respectively.

For the years ended December 31, 2006, 2005, and 2004, cash paid for taxes, net of refunds, totaled $1.3 million, $26.1 million, and $10.1 million, respectively.

Supplemental disclosures of non-cash operating, investing and financing activities:

In connection with its stock incentive plan, the Company issued for the years ended December 31, 2006, 2005, and 2004, fully vested restricted stock units in the amount of $2.1 million, $92,000, and $65.9 million, respectively. For the years ended December 31, 2006, 2005, and 2004, the Company issued unvested restricted stock units in the amount of $12.4 million, $5.0 million and $14.5 million, respectively. For the years ended December 31, 2006, 2005, and 2004, forfeitures of restricted stock units totaled $672,000, $1.4 million, $3.8 million, respectively. In addition, for the year ended December 31, 2006, the Company issued restricted stock unit dividend equivalents in the amount of $362,000.

On December 18, 2006, the Company issued shares of its common stock with an aggregate value of approximately $10.9 million in connection with its acquisition of the remaining 50% of Houlihan Rovers S.A.

For the years ended December 31, 2006, 2005, and 2004, the Company acquired property and equipment under capital leases in the amount of $68,000, $110,000, and $24,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Cohen & Steers, Inc. (“CNS”) was organized as a Delaware corporation on March 17, 2004. CNS was formed to be the holding company for Cohen & Steers Capital Management, Inc. (“CSCM”), a New York corporation, and to allow for the issuance of common stock to the public.

On August 16, 2004, the Company terminated its status as an S-corporation under Subchapter S of the Internal Revenue Code and converted to a C-corporation, and on August 18, 2004 the Company completed its initial public offering. The results presented for the year ended December 31, 2004 include operations as both a private and public company and are therefore not comparable with future periods. The Company’s 2004 results include certain substantial charges related to the initial public offering.

The consolidated financial statements include the results of operations of CNS and its direct and indirect subsidiaries. CNS’s significant wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”) and Cohen & Steers Capital Advisors, LLC (“Advisors” and collectively, the “Company”). In addition, CNS has wholly-owned subsidiaries in Brussels, Hong Kong and London. All material intercompany balances and transactions have been eliminated in consolidation.

Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940, the Company provides investment management services to individual and institutional investors through a wide range of closed-end mutual funds, open-end mutual funds and institutional separate accounts. The Company manages high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and large cap value stocks. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Through its registered broker/dealers, Securities and Advisors, the Company provides distribution services for certain of its funds and investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

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

Consolidation—The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of Company-sponsored open-end and closed-end mutual funds as well as highly rated debt and preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment on a security position is other than temporary, the loss will be recognized in the consolidated statements of income. Impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

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

Goodwill and Intangible Assets—Goodwill represents the excess of the cost of the Company’s investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite lived intangible assets are amortized over their useful lives. See Note 3 for further discussion about the Company’s goodwill and intangible assets.

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

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service arrangements. The expenses associated with these third-party distribution and service arrangements are recorded as incurred. During the second quarter of 2006, the Company made payments of $75.7 million to terminate compensation agreements entered into in connection with the common share offerings of certain of its closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying statements of income for the year ended December 31, 2006.

Investment Banking Fees—Revenue is generally recognized when the transaction is completed, pursuant to the terms of the individual agreements.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using exchange rates as of the end of the accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in non-operating income.

Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income. Comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale (net of tax) and foreign currency translation adjustments (net of tax).

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service. SFAS 123(R) also requires the Company to estimate forfeitures at the date of grant instead of recognizing them as incurred.

New Accounting Pronouncements— In June 2006, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) was issued prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its consolidated position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated position or results of operations.

In September 2006, Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) was issued, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the 2008 calendar year, with earlier application permitted. Management is evaluating this standard and its impact, if any, on its consolidated position or results of operations.

In February 2007, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year, with earlier application permitted. Management is evaluating this standard and its impact, if any, on its consolidated position or results of operations.

3. Goodwill and Other Intangible Assets

As of December 31, 2005, the Company had a non-controlling 50% interest of approximately $4.4 million, which included approximately $2.7 million of goodwill, in Houlihan Rovers, S.A. (“Houlihan Rovers”), a Belgium-based global real estate securities asset manager. The Company accounted for its investment in Houlihan Rovers using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. For the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $1,541,000, $922,000 and $19,000, respectively, of income under this method.

On December 18, 2006, the Company acquired the remaining 50% of Houlihan Rovers for approximately $17,810,000, net of cash acquired. As a result of the transaction, the Company recorded intangible assets of $5,800,000 ($3,500,000 finite lived and $2,300,000 indefinite lived) and goodwill of approximately $20,609,000. The allocation of purchase price is subject to refinement.

The Company also has an intangible asset, which expires in January 2008, that reflects the independently determined value of the non-competition agreements that the Company received from certain employees who received fully vested RSUs at the time of the Company’s initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the non goodwill intangible assets at December 31, 2006 and 2005 (in thousands):

(in thousands)	Remaining Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

2006
Finite lived intangible assets:
Client relationships and non-compete agreements	6	$18,900	$(10,603)	$8,297
Indefinite lived intangible assets:
Mutual fund management contracts	—	2,300	—	2,300

Total		$21,200	$(10,603)	$10,597

2005
Amortized intangible assets:
Non-compete agreements	2	$15,400	$(6,148)	$9,252

Amortization expense related to the intangible assets was approximately $4,455,000, $4,441,000 and $1,707,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense
2007	4,732
2008	661
2009	291
2010	291
2011	291
Thereafter	2,031

Total	8,297

4. Investments

The following is a summary of the cost and fair value of investments in marketable securities at December 31, 2006 and 2005 (in thousands):

	December 31, 2006				December 31, 2005
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Market Value	Cost	Gains	Losses	Market Value
Debt securities (1):
Maturity Less than 1 year	$—	$—	$—	$—	$36,938	$—	$(243)	$36,695
Maturity Between 1 yr–5 yrs	—	—	—	—	14,940	—	(119)	14,821
Preferred securities	10,845	111	—	10,956	18,710	223	—	18,933
Equities	3,050	1,177	—	4,227	3,852	123	—	3,975
Company sponsored mutual funds	19,178	5,047	—	24,225	11,180	1,672	—	12,852

Total marketable securities	$33,073	$6,335	$—	$39,408	$85,620	$2,018	$(362)	$87,276

(1) Debt securities consist of U.S. Treasury and U.S. Government agency securities.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006, sales proceeds and gross realized gains from Company-sponsored mutual funds were approximately $6,981,000 and $1,734,000, respectively. For the year ended December 31, 2005, sales proceeds and gross realized gains from Company-sponsored mutual funds were approximately $6,756,000 and $2,457,000, respectively. There was no sales activity for the year ended December 31, 2004. Dividend income from Company-sponsored mutual funds was approximately $407,000, $485,000 and $431,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Unrealized losses on investments in marketable securities as of December 31, 2005 were generally due to interest rate increases. The Company has the ability and intent to hold these investments until a recovery of fair value, which may mean until maturity, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.

5. Property and Equipment

The following is a summary of property and equipment at December 31, 2006 and 2005:

(in thousands)	2006	2005
Equipment	$3,676	$3,718
Furniture and fixtures	2,128	1,522
Software	942	734
Leasehold improvements	6,854	5,443

Subtotal	13,600	11,417
Less: Accumulated depreciation and amortization	(3,061)	(2,481)

Property and equipment, net	$10,539	$8,936

Depreciation and amortization expense related to property and equipment was $1,948,000, $1,842,000 and $1,136,000 for the years ended December 2006, 2005 and 2004, respectively.

6. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. There were no anti-dilutive common stock equivalents excluded from the computation for the years ended December 31, 2006, 2005 and 2004.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Net income	$3,204	$31,921	$7,288

Basic weighted average shares outstanding	40,033	39,991	31,816
Dilutive potential shares from restricted stock awards	678	333	126

Dilutive weighted average shares outstanding	40,711	40,324	31,942

Basic earnings per share	$0.08	$0.80	$0.23

Diluted earnings per share	$0.08	$0.79	$0.23

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation

2004 STOCK INCENTIVE PLAN

The Cohen & Steers 2004 Stock Incentive Plan (the “SIP”) provides for the issuance of RSUs, stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 9.5 million shares of common stock may be granted under the SIP. At December 31, 2006, RSUs with respect to approximately 6.5 million shares of common stock are outstanding.

RESTRICTED STOCK UNITS

Vested Restricted Stock Unit Grants

At the time of the initial public offering, the Company granted awards of vested RSUs to certain employees pursuant to the SIP. Certain of these awards replaced all outstanding Stock Appreciation Rights awards previously made under the Company’s Stock Appreciation Rights Plan, which was subsequently terminated. On the last day business day of January 2006, 20% of such shares were delivered. The remaining shares underlying the RSUs granted at the time of the offering will be delivered as follows; 40% and 40% on the last business day of January 2007, and January 2008, respectively. Dividends declared during the delayed delivery period are paid to the employees. At December 31, 2006, vested RSUs with respect to approximately 3.6 million shares of common stock are outstanding. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation (benefit) expense, net of forfeitures, of approximately ($717,000) and $42,225,000 for the years ended December 31, 2005 and 2004, respectively.

The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. At December 31, 2006, vested RSUs with respect to approximately 16,000 shares of common stock are outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $168,000, $133,000 and $50,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Unvested Restricted Stock Unit Grants

The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Dividends are not paid to the holders of unvested RSUs. At December 31, 2006, RSUs with respect to approximately 1.4 million shares of common stock are outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $5,738,000, $3,620,000 and $902,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Incentive Bonus Plans for Employees of the Company

The Company has implemented two programs for employees under which (i) based upon compensation levels, it automatically pays a portion of their year-end bonuses in the form of unvested RSUs (“Mandatory Plan”) and (ii) allows the employees to elect to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of vested RSUs (“Voluntary Plan”). These RSUs are issued pursuant to the SIP. The Voluntary Plan allows for the deferral of an additional amount of the year-end bonus. Under both plans, the Company matches a predetermined amount of the employee contribution in the form of unvested RSUs. Dividend equivalents are accrued on the deferred compensation awards and the matches in the form of additional unvested RSUs. The RSUs under the Mandatory Plan, including the Company match, will vest and be delivered pro-rata over four years. The dividend equivalent issued under the Mandatory Plan vest and will be delivered four years after the date of grant. The RSUs under the Voluntary Plan vest immediately at the date of grant. The RSUs under the Voluntary Plan, including the Company match and dividend equivalents, vest and will be delivered three years after the date of grant. The fair value at the date of grant of the RSUs under the Mandatory Plan and the matching under both programs is expensed on a straight-line basis.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, approximately 232,000 and approximately 266,000 RSUs under the Mandatory Plan and Voluntary Plan, respectively, including matching, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Plan, the Company recorded a non-cash stock-based compensation charge, including amortization on the matching component, of approximately $2,620,000, $1,988,000 and $2,105,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Plan and matching was approximately $1,168,000, $650,000 and $19,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 500,000. For the years ended December 31, 2006 and 2005, approximately 44,000 and approximately 34,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2006, 2005 and 2004, the Company recorded a non-cash stock-based compensation expense of approximately $150,000, $179,000 and $126,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, (2) issuance of all of the shares reserved for issuance under the ESPP, or (3) the tenth anniversary of the effective date of the ESPP.

8. 401(k) and Profit-Sharing Plan

The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 70% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2006, 2005 and 2004.

Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company’s contributions to the Plan. Forfeitures for the years ended December 31, 2006 and 2005 amounted to approximately $33,000 and $68,000, respectively.

There were no forfeitures in 2004. Matching contributions, net of forfeitures, to the Plan amounted to approximately $1,001,000, $240,000, and $319,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

9. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net income	$3,204	$31,921	$7,288
Foreign currency translation adjustment	603	(440)	—
Net unrealized gain (loss) on available-for-sale securities, net of tax	1,665	(2,491)	170
Reclassification of realized gain on available-for-sale securities, net of tax	1,754	1,495	—

Total comprehensive income	$7,226	$30,485	$7,458

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Investment advisory and administration fees	$126,104	$103,092	$81,005
Distribution and service fees	15,748	11,955	10,150

	$141,852	$115,047	$91,155

For the years ended December 31, 2006, 2005, and 2004, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $20,307,000, $18,864,000, and $13,822,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective funds’ inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of January 1, 2006, the first scheduled reduction in advisory fee waivers commenced for one fund.

The Company has agreements with certain affiliated open and closed-end mutual funds to reimburse certain fund expenses. For the years ended December 31, 2006, 2005, and 2004, expenses of approximately $2,283,000, $1,991,000 and $1,308,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

The Company receives, in certain instances, reimbursements associated with the launch of its open and closed-end mutual funds. These reimbursements, which are included in general and administrative expenses, totaled approximately $901,000, $1,027,000 and $3,403,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

General and administrative expenses include $5,295,000 and $675,000 of sub-advisory fees paid to Houlihan Rovers for the years ended December 31, 2006 and 2005, respectively.

Included in accounts receivable at December 31, 2006 and 2005 are receivables due from Company-sponsored mutual funds of approximately $14,469,000 and $10,344,000, respectively. Included in other assets at December 31, 2006 and 2005 are amounts due from Company-sponsored mutual funds of approximately $104,000 and $77,000, respectively.

See Note 4 relating to investments in Company-sponsored mutual funds.

11. Net Capital Requirements

Securities and Advisors, as registered broker/dealers and member firms of the National Association of Securities Dealers, Inc., are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2006, Securities and Advisors had net capital of approximately $1,470,000 and $10,539,000, respectively, which exceeded their requirements by approximately $1,164,000 and $9,722,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

The Company leases office space under noncancelable operating leases expiring at various dates through January 30, 2014. The Company subleases some of its office space to outside parties under noncancelable operating leases expiring December 31, 2007. The aggregate minimum future payments under the leases and subleases are as follows:

Years Ended December 31,	Gross Rent Expense	Sublease Income	Net Rent Expense
2007	$4,384	$(876)	$3,508
2008	3,275	—	3,275
2009	3,167	—	3,167
2010	3,263	—	3,263
2011	3,257	—	3,257
Thereafter	8,182	—	8,182

	$25,528	$(876)	$24,652

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, amounted to approximately $3,117,000, $3,072,000 and $1,050,00 for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease rental income received for the years ended December 31, 2006 and 2005 was approximately $963,000 and $37,000, respectively.

The Company is presently not involved in any legal proceedings.

13. Income Taxes

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

Included in the provision for the year ended December 31, 2005 is an adjustment to the net deferred tax asset resulting from a change in New York State tax law.

The $75.7 million of lump sum payments, made in the second quarter of 2006, to terminate certain compensation agreements entered into in connection with the common share offerings of certain of the Company’s closed-end mutual funds generated a tax loss for 2006 which was applied to periods in which the Company had lower tax rates. The 2006 and 2005 tax rates include an adjustment to the net deferred tax asset resulting from lower state and local taxes.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income (loss) before income tax and the related income tax provisions and benefits for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Income (loss) before provision for income taxes and equity in earnings of affiliate	$2,500	$53,879	$(1,282)
Equity in earnings of affiliate	1,541	922	19

Income (loss) before provision for income taxes	$4,041	$54,801	$(1,263)

Current:
U.S. federal	$(305)	$20,986	$5,828
State, local and other	(49)	6,129	3,650

	(354)	27,115	9,478

Deferred taxes:
U.S. federal	1,181	(4,650)	(12,804)
State and local	10	415	(5,225)

	1,191	(4,235)	(18,029)

Provision for income taxes	$837	$22,880	$(8,551)

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using the tax rates expected during the periods in which the differences are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. Significant components of the Company’s net deferred income tax asset at December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
Net deferred income tax assets (liabilities):
Unrealized gains on investments, net	$(2,122)	$(628)
Stock-based compensation	23,936	23,539
Deferred sales commissions	(2,512)	(1,828)
Acquisition of Houlihan Rovers	(2,320)	—
Other	887	521

Net deferred income tax asset	$17,869	$21,604

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	5.5%	6.1%	7.0%
Revaluation of deferred tax assets and liabilities due to reduction to overall state tax rates	2.7%	—	—
Revaluation of deferred tax assets and liabilities due to
New York State law change	—	1.3%	—
Foreign operations tax differential	(22.1)%	—	—
Other	(0.4%)	(0.6)%	—

Rate before reorganization	20.7%	41.8%	42.0%
Revaluation of deferred tax assets and liabilities upon conversion to C-corporation	—	—	17.0%
Income tax benefit rate attributable to S-corporation	—	—	618.0%

Effective income tax rate	20.7%	41.8%	677.0%

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Concentration of Credit Risk

The Company’s cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

The following affiliated funds provided over 10 percent of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2006	2005	2004
Cohen & Steers Realty Shares, Inc.:
Investment advisory and administrative fees	$24,719	$19,108	$15,553
Percent of total revenue	13%	13%	14%
Cohen & Steers REIT and Preferred Income Fund, Inc.:
Investment advisory and administrative fees	—	$14,813	$13,867
Percent of total revenue	—	10%	12%
Cohen & Steers Realty Income Fund, Inc.:
Investment advisory and administrative fees	—	—	$11,423
Percent of total revenue	—	—	10%

14. Segment Reporting

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

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Years Ended December 31,
	2006	2005	2004
Asset Management
Total revenue, including equity in earnings of affiliate	$174,255	$135,317	$106,024
Total expenses	(184,487)	(89,335)	(106,145)
Net non-operating income	6,858	6,017	1,059

Income (loss) before provision for income taxes	$(3,374)	$51,999	$938

Investment Banking
Total revenue	$18,758	$11,823	$8,108
Total expenses	(11,975)	(9,261)	(10,359)
Net non-operating income	632	240	50

Income (loss) before provision for income taxes	$7,415	$2,802	$(2,201)

Total
Total revenue, including equity in earnings of affiliate	$193,013	$147,140	$114,132
Total expenses	(196,462)	(98,596)	(116,504)
Net non-operating income	7, 490	6,257	1,109

Income (loss) before provision for income taxes	$4,041	$54,801	$(1,263)

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a reconciliation of reportable segment income (loss) before provision for income taxes and income (loss) before provision for income taxes and equity in earnings of affiliate in the Company’s audited consolidated statements of income:

	Years Ended December 31,
	2006	2005	2004
Income (loss) before provision for income taxes	$4,041	$54,801	$(1,263)
Equity in earnings of affiliate	1,541	922	19

Income (loss) before provision for income taxes and equity in earnings of affiliate	$2,500	$53,879	$(1,282)

15. Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data for 2006 and 2005. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management’s Discussion and Analysis of Financial Results of Operations” included herein.

	Quarter
($ in thousands, except per share data)	1st	2nd	3rd	4th	Total

2006
Revenue	$37,846	$42,121	$53,950	$57,555	$191,472
Operating income (loss)	11,578	(60,306)	21,347	22,391	(4,990)
Net income (loss)	8,717	(37,819)	15,724	16,582	3,204
Earnings per share:
Basic	$0.22	$(0.95)	$0.39	$0.41	$0.08
Diluted	$0.22	$(0.95)	$0.39	$0.40	$0.08
Weighted-average shares outstanding:
Basic	39,803	39,805	39,927	40,536	40,033
Diluted	40,327	39,805	40,647	41,367	40,711

2005
Revenue	$34,107	$38,268	$36,431	$37,412	$146,218
Operating income	11,021	13,754	11,038	11,809	47,622
Net income	7,065	8,509	8,003	8,344	31,921
Earnings per share:
Basic	$0.18	$0.21	$0.20	$0.21	$0.80
Diluted	$0.18	$0.21	$0.20	$0.21	$0.79
Weighted-average shares outstanding:
Basic	40,022	39,986	39,980	39,982	39,991
Diluted	40,235	40,293	40,371	40,393	40,324

16. Subsequent Event

On March 13, 2007, CNS declared a quarterly cash dividend on its common stock in the amount of $0.20 per share. The dividend will be payable on April 24, 2007 to stockholders of record at the close of business on April 24, 2007.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EXHIBIT INDEX

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(1)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. 2004 Stock Incentive Plan*(1)
10.5	—Cohen & Steers, Inc. 2004 Annual Incentive Plan*(1)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(3)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto).
31.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1) Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.

(3) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended March 31, 2006.

* Denotes compensatory plan