Form 10-Q
period 2007-03-31
COHEN & STEERS INC
filed 2007-05-09
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 8, 2007 was 39,742,393.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$99,492	$139,360
Marketable securities available-for-sale	65,573	39,408
Accounts receivable	31,387	31,611
Property and equipment—net	11,974	10,539
Deferred commissions—net	8,411	6,248
Goodwill	20,405	20,609
Intangible asset—net	9,909	10,597
Deferred income tax asset—net	7,439	17,869
Current income tax receivable	27,194	4,952
Other assets	3,697	3,953

Total assets	$285,481	$285,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued compensation	$10,691	$24,100
Dividends payable	8,307	5,481
Deferred rent	1,873	1,773
Other liabilities and accrued expenses	10,443	12,383

	31,314	43,737

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 40,780,015 and 38,848,412 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	408	388
Additional paid-in capital	298,084	265,326
Accumulated deficit	(8,216)	(22,053)
Accumulated other comprehensive income, net of tax	5,113	4,376
Less: Treasury stock, at cost, 1,037,622 and 314,576 shares at March 31, 2007 and December 31, 2006, respectively	(41,222)	(6,628)

Total stockholders’ equity	254,167	241,409

Total liabilities and stockholders’ equity	$285,481	$285,146

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue:
Investment advisory and administration fees	$52,156	$33,006
Distribution and service fees	6,380	3,201
Portfolio consulting and other	2,485	934
Investment banking fees	15,746	705

Total revenue	76,767	37,846

Expenses:
Employee compensation and benefits	22,262	10,597
Distribution and service fees	9,267	7,676
General and administrative	7,271	5,696
Depreciation and amortization	1,671	1,551
Amortization, deferred commissions	2,070	749

Total expenses	42,541	26,269

Operating income	34,226	11,577

Non-operating income (expense):
Interest and dividend income	1,657	1,058
Gain from sale of marketable securities	195	659
Foreign currency transaction loss	(76)	(16)

Total non-operating income	1,776	1,701

Income before provision for income taxes and equity in earnings of affiliate	36,002	13,278
Provision for income taxes	13,686	4,909
Equity in earnings of affiliate	—	348

Net income	$22,316	$8,717

Earnings per share:
Basic	$0.53	$0.22

Diluted	$0.52	$0.22

Weighted average shares outstanding:
Basic	41,983	39,803

Diluted	42,828	40,327

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2007

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
Beginning balance, January 1, 2007	$388	$265,326	$(22,053)	$4,376	$(6,628)	$241,409
Dividends	—	—	(8,479)	—	—	(8,479)
Issuance of common stock	20	817	—	—	—	837
Acquisition of treasury stock	—	—	—	—	(34,594)	(34,594)
Tax benefits associated with restricted stock units	—	26,851	—	—	—	26,851
Issuance of restricted stock units	—	2,557	—	—	—	2,557
Amortization of unearned compensation—net	—	2,533	—	—	—	2,533
Net income	—	—	22,316	—	—	22,316
Other comprehensive income, net of taxes	—	—	—	737	—	737

Ending balance, March 31, 2007	$408	$298,084	$(8,216)	$5,113	$(41,222)	$254,167

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$22,316	$8,717
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	2,657	1,764
Amortization, deferred commissions	2,070	749
Depreciation and amortization	1,671	1,551
Amortization, bond discount	—	(28)
Deferred rent	100	22
Gain from sale of marketable securities	(195)	(659)
Equity in earnings of affiliate	—	(279)
Deferred income taxes	9,263	3,509
Foreign currency transaction loss	30	16
Changes in operating assets and liabilities:
Accounts receivable	224	(2,067)
Deferred commissions	(4,233)	(1,163)
Current income tax receivable	(22,098)	(3,379)
Other assets	255	(403)
Equity investment	—	(81)
Accrued compensation	(11,068)	(10,168)
Other liabilities and accrued expenses	(1,533)	(144)

Net cash used in operating activities	(541)	(2,043)

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(24,783)	(18,871)
Proceeds from sales and maturities of marketable securities available-for-sale	403	24,687
Purchases of property and equipment	(2,200)	(1,433)

Net cash (used in) provided by investing activities	(26,580)	4,383

Cash flows from financing activities:
Excess tax benefit associated with restricted stock awards	26,637	2,753
Issuance of common stock	711	656
Repurchase of common stock	(34,594)	(5,983)
Dividends to stockholders	(5,481)	(4,385)
Payment of capital lease obligations	(20)	(42)

Net cash used in financing activities	(12,747)	(7,001)

Net decrease in cash and cash equivalents	(39,868)	(4,661)
Cash and cash equivalents, beginning of the period	139,360	39,092

Cash and cash equivalents, end of the period	$99,492	$34,431

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the three months ended March 31, 2007 and March 31, 2006, there was no cash paid for interest.

For the three months ended March 31, 2007, the Company received cash tax refunds, net of taxes paid, of approximately $106,000. For the three months ended March 31, 2006, the Company paid taxes, net of refunds, of approximately $2,492,000.

Supplemental disclosures of non-cash investing and financing activities:

For the three months ended March 31, 2006, the Company acquired property and equipment under capital leases in the amount of approximately $89,000.

In connection with its stock incentive plan, the Company issued for the three months ended March 31, 2007 and 2006, fully vested restricted stock units in the amount of $2.4 million and $2.0 million, respectively. For the three months ended March 31, 2007 and 2006, the Company issued unvested restricted stock units in the amount of $24.4 million and $11.1 million, respectively. For the three months ended March 31, 2007 and 2006, forfeitures of restricted stock units totaled $1.7 million and $141,000, respectively. In addition, for the three months ended March 31, 2007 and 2006, the Company recorded restricted stock unit dividend equivalents in the amount of $174,000 and $175,000, respectively.

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

The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s significant wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”) and Cohen & Steers Capital Advisors, LLC (“Advisors” and collectively, the “Company”). In addition, CNS has direct and indirect wholly-owned subsidiaries in Brussels, Hong Kong and London. All material intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2007 presentation.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of Company-sponsored open-end and closed-end mutual funds as well as highly rated preferred instruments. These investments are carried at fair

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment on a security position is other than temporary, the loss will be recognized in the Company’s statement of operations. Impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

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

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year. The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized tax benefits.

Stock-based Compensation—The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures at the date of grant.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Recently Issued Accounting Pronouncements—In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year, with earlier application permitted. Management is evaluating this standard and its impact, if any, on its consolidated position or results of operations.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the 2008 calendar year, with earlier application permitted. Management is evaluating this standard and its impact, if any, on its consolidated position or results of operations.

3. Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2007 (in thousands):

(in thousands)	Remaining Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Non-compete agreements	1	$15,400	$(11,699)	$3,701
Client relationships	12	3,800	(92)	3,708
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(11,791)	$9,909

Amortization expense related to the intangible assets was approximately $1,188,000 and $1,110,000 for the three months ended March 31, 2007 and 2006, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2007	$3,568
2008	689
2009	317
2010	317
2011	317
Thereafter	2,201

Total	$7,409

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Investments

The following is a summary of the cost and fair value of investments in marketable securities as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007			December 31, 2006
	Gross Unrealized			Gross Unrealized
	Cost	Gains	Market Value	Cost	Gains	Market Value
Preferred securities	$31,458	$131	$31,589	$10,845	$111	$10,956
Equities	3,056	1,382	4,438	3,050	1,177	4,227
Fixed income	3,992	24	4,016	—	—	—
Company-sponsored mutual funds	19,171	6,359	25,530	19,178	5,047	24,225

Total marketable securities	$57,677	$7,896	$65,573	$33,073	$6,335	$39,408

For the three months ended March 31, 2007 and March 31, 2006, sales proceeds from Company-sponsored mutual funds were approximately $272,000 and $3,222,000, respectively, and gross realized gains were approximately $128,000 and $638,000, respectively. Dividend income from Company-sponsored mutual funds was approximately $44,000 and $73,000, for the three months ended March 31, 2007 and 2006, respectively.

5. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. There were no anti-dilutive common stock equivalents excluded from the computation for the three months ended March 31, 2007 and 2006.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net income	$22,316	$8,717

Basic weighted average shares outstanding	41,983	39,803
Dilutive potential shares from restricted stock awards	845	524

Diluted weighted average shares outstanding	42,828	40,327

Basic earnings per share	$0.53	$0.22

Diluted earnings per share	$0.52	$0.22

6. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the three months ended March 31, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2007.

The Company’s deferred tax asset is primarily attributable to future income tax deductions derived from vested restricted stock units granted at the time of the Company’s initial public offering. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized tax benefits. At the adoption date of January 1, 2007, the Company had approximately $1,731,000 of total gross unrecognized tax benefits. Of this total, approximately $1,133,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. At March 31, 2007, the Company had approximately $2,180,000 of total gross unrecognized tax benefits of which approximately $1,158,000 (net of federal benefit on state issues) would favorably affect the Company’s effective tax rate in future periods.

The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. The Company had accrued approximately $80,000 for the potential payment of interest at January 1, 2007, related to uncertain tax positions. At March 31, 2007, the Company had accrued approximately $143,000 in potential interest associated with uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject to tax.

7. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$22,316	$8,717
Foreign currency translation gain (loss) adjustment	213	69
Net unrealized gain on available-for-sale securities, net of tax	408	431
Reclassification of realized gain on available-for-sale securities, net of tax	116	438

Total comprehensive income	$23,053	$9,655

8. Regulatory Requirements

Securities and Advisors, as registered broker/dealers and member firms of the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2007, Securities and

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Advisors had net capital of approximately $1,436,000 and $18,425,000, respectively, which exceeded their requirements by approximately $1,322,000 and $17,514,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Investment advisory and administration fees	$41,606	$28,109
Distribution and service fees	6,380	3,201

	$47,986	$31,310

For the three months ended March 31, 2007 and 2006, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $5,044,000 and $4,828,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waiver scheduled to take effect during that year. As of March 31, 2007, such scheduled reductions in advisory fee waiver were effective for two funds.

The Company has agreements with certain affiliated open and closed-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2007 and 2006, expenses of approximately $923,000 and $506,000 respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

Included in accounts receivable at March 31, 2007 and December 31, 2006 are receivables due from Company-sponsored mutual funds of approximately $15,908,000 and $14,469,000, respectively. Included in other assets at December 31, 2006 are amounts due from Company-sponsored mutual funds of approximately $104,000.

See Note 4 relating to investments in Company-sponsored mutual funds.

10. Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in condensed consolidated financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company’s

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies.

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

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Asset Management
Total revenue, including equity in earnings of affiliate	$61,021	$37,489
Total expenses	(35,674)	(24,518)
Net non-operating income	1,489	1,572

Income before provision for income taxes	$26,836	$14,543

Investment Banking
Total revenue	$15,746	$705
Total expenses	(6,867)	(1,751)
Net non-operating income	287	129

Income (loss) before provision for income taxes	$9,166	$(917)

Total
Total revenue, including equity in earnings of affiliate	$76,767	$38,194
Total expenses	(42,541)	(26,269)
Net non-operating income	1,776	1,701

Income before provision for income taxes	$36,002	$13,626

The following table is a reconciliation of reportable segment income before provision for income taxes and income before provision for income taxes and equity in earnings of affiliate in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Income before provision for income taxes	$36,002	$13,626
Less: Equity in earnings of affiliate	—	(348)

Income before provision for income taxes and equity in earnings of affiliate	$36,002	$13,278

11. Subsequent Event

On May 4, 2007, CNS declared a quarterly cash dividend on its common stock in the amount of $0.20 per share. The dividend will be payable on June 27, 2007 to stockholders of record at the close of business on June 4, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2007 and March 31, 2006. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation of assets under management for the periods presented (in millions):

	Three Months Ended
	March 31, 2007	March 31, 2006
Closed-End Mutual Funds
Assets under management, beginning of period	$11,391	$9,674

Inflows	202	54
Market appreciation	149	534

Total increase	351	588

Assets under management, end of period	$11,742	$10,262

Open-End Mutual Funds
Assets under management, beginning of period	$9,575	$5,591

Inflows	2,366	719
Outflows	(792)	(500)

Net inflows	1,574	219
Market appreciation	331	767

Total increase	1,905	986

Assets under management, end of period	$11,480	$6,577

	Three Months Ended
	March 31, 2007	March 31, 2006
Institutional Separate Accounts
Assets under management, beginning of period	$8,930	$5,226

Inflows	1,658	405
Outflows	(559)	(226)

Net inflows	1,099	179
Market appreciation	301	719

Total increase	1,400	898

Assets under management, end of period	$10,330	$6,124

Total
Assets under management, beginning of period	$29,896	$20,491

Inflows	4,226	1,178
Outflows	(1,351)	(726)

Net inflows	2,875	452
Market appreciation	781	2,020

Total increase	3,656	2,472

Assets under management, end of period (1)	$33,552	$22,963

(1)	As of March 31, 2006 assets under management included $1.3 billion of assets managed by Houlihan Rovers through sub-advisory and similar arrangements.

Assets under management were $33.6 billion at March 31, 2007, a 46% increase from $23.0 billion at March 31, 2006. The increase was a result of net inflows of $5.6 billion, market appreciation of $4.0 billion and $1.0 billion from the fourth quarter 2006 acquisition of Cohen & Steers Europe S.A. (formerly known as Houlihan Rovers S.A.).

Closed-end mutual funds

Closed-end mutual fund assets under management increased 14% to $11.7 billion at March 31, 2007, compared with $10.3 billion at March 31, 2006. The increase in assets under management was attributable to market appreciation, and the launch of Cohen & Steers Closed-End Opportunity Fund, which raised $523 million, and the offering of preferred shares for two existing funds.

Closed-end mutual fund inflows were $202 million in the three months ended March 31, 2007, compared with $54 million in the three months ended March 31, 2006. Market appreciation was $149 million in the three months ended March 31, 2007, compared with market appreciation of $534 million in the three months ended March 31, 2006.

Open-end mutual funds

Open-end mutual fund assets under management increased 75% to $11.5 billion at March 31, 2007 from $6.6 billion at March 31, 2006. The increase in assets under management was due to net inflows, market appreciation and assets added through the acquisition of Cohen & Steers Europe S.A.

Net inflows for open-end mutual funds were $1.6 billion in the three months ended March 31, 2007, compared with net inflows of $219 million in the three months ended March 31, 2006. Gross inflows increased to $2.4 billion in the three months ended March 31, 2007, compared with $719 million in the three months ended

March 31, 2006. Gross outflows totaled $792 million in the three months ended March 31, 2007, compared with $500 million in the three months ended March 31, 2006.

Market appreciation was $331 million in the three months ended March 31, 2007, compared with market appreciation of $767 million in the three months ended March 31, 2006.

Institutional separate accounts

Institutional separate account assets under management increased 69% to $10.3 billion at March 31, 2007 from $6.1 billion at March 31, 2006. The increase in assets under management was due to net inflows, market appreciation and assets added through the acquisition of Cohen & Steers Europe S.A.

Institutional separate accounts had net inflows of $1.1 billion in the three months ended March 31, 2007, compared with net inflows of $179 million in the three months ended March 31, 2006. Gross inflows increased to $1.7 billion in the three months ended March 31, 2007, compared with $405 million in the three months ended March 31, 2006. Gross outflows totaled $559 million in the three months ended March 31, 2007, compared with $226 million in the three months ended March 31, 2006.

Market appreciation was $301 million in the three months ended March 31, 2007, compared with market appreciation of $719 million in the three months ended March 31, 2006.

Results of Operations

Three Months Ended March 31, 2007 compared with Three Months Ended March 31, 2006

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Asset Management
Total revenue, including equity in earnings of affiliate	$61,021	$37,489
Total expenses	(35,674)	(24,518)
Net non-operating income	1,489	1,572

Income before provision for income taxes	$26,836	$14,543

Investment Banking
Total revenue	$15,746	$705
Total expenses	(6,867)	(1,751)
Net non-operating income	287	129

Income (loss) before provision for income taxes	$9,166	$(917)

Total
Total revenue, including equity in earnings of affiliate	$76,767	$38,194
Total expenses	(42,541)	(26,269)
Net non-operating income	1,776	1,701

Income before provision for income taxes	$36,002	$13,626

Revenue

Total revenue, including equity in earnings of affiliate, increased 101% to $76.8 million in the three months ended March 31, 2007 from $38.2 million in the three months ended March 31, 2006. This increase was primarily the result of an increase in investment banking fees as well as an increase in investment advisory and administration fees attributable to increased assets under management.

Asset Management

Revenue, including equity in earnings of affiliate, increased 63% to $61.0 million in the three months ended March 31, 2007 from $37.5 million in the three months ended March 31, 2006. Investment advisory and administration fees increased 58% to $52.2 million in the three months ended March 31, 2007 from $33.0 million in the three months ended March 31, 2006.

In the three months ended March 31, 2007, total investment advisory and administration revenue from closed-end mutual funds increased 21% to $19.3 million from $15.9 million in the three months ended March 31, 2006. The increase in closed-end mutual fund revenue was primarily due to higher levels of average daily net assets resulting primarily from market appreciation and the launch of Cohen & Steers Closed-End Opportunities Fund.

In the three months ended March 31, 2007, total investment advisory and administration revenue from open-end mutual funds increased 83% to $22.3 million from $12.2 million in the three months ended March 31, 2006. The increase was attributable to higher levels of average daily net assets resulting from market appreciation and net inflows during the period.

In the three months ended March 31, 2007, total investment advisory and administration revenue from institutional separate accounts increased 115% to $10.6 million from $4.9 million in the three months ended March 31, 2006. The increase was attributable to higher levels of assets under management resulting from market appreciation and net inflows for both new and existing accounts during the period.

Distribution and service fee revenue increased 99% to $6.4 million in the three months ended March 31, 2007 from $3.2 million in the three months ended March 31, 2006. This increase in distribution and service fee revenue was primarily due to the increase in assets under management in Cohen & Steers International Realty Fund.

Investment Banking

Revenue increased to $15.7 million in the three months ended March 31, 2007 from $0.7 million in the three months ended March 31, 2006. First quarter 2007 revenue was primarily attributable to fees generated in connection with merger advisory assignments. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses increased 62% to $42.5 million in the three months ended March 31, 2007 from $26.3 million in the three months ended March 31, 2006, primarily due to increases in employee compensation and benefits, general and administrative expenses, distribution and service fees and amortization of deferred commissions.

Employee compensation and benefits expense increased 110% to $22.3 million in the three months ended March 31, 2007 from $10.6 million in the three months ended March 31, 2006. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for employees hired during 2006 and 2007, partially offset by higher amounts of deferred compensation.

Distribution and service fee expenses increased 21% to $9.3 million in the three months ended March 31, 2007 from $7.7 million in the three months ended March 31, 2006. This increase in distribution and service fee expense was primarily due to increased assets under management, partially offset by a decrease in expenses due to the termination of compensation agreements for certain of our closed-end mutual funds in the beginning of the second quarter of 2006.

General and administrative expenses increased 28% to $7.3 million in the three months ended March 31, 2007 from $5.7 million in the three months ended March 31, 2006. This increase was primarily attributable to increases in recruiter fees, mutual fund reimbursements and higher travel and entertainment expense associated with our global expansion, partially offset by a reduction in subadvisory fees to Cohen & Steers Europe S.A. resulting from its consolidation.

Amortization of deferred commissions increased 176% to $2.1 million in the three months ended March 31, 2007 from $0.7 million in the three months ended March 31, 2006. The increase was primarily attributable to increased inflows into Cohen & Steers International Realty Fund Class C shares for which commissions are capitalized and subsequently amortized.

Non-operating Income

Non-operating income, excluding equity in earnings of affiliate, increased by 4% to $1.8 million in the three months ended March 31, 2007 from $1.7 million in the three months ended March 31, 2006. The increase was primarily attributable to increased interest and dividends due to higher levels of cash and cash equivalents and marketable securities partially offset by a decrease in gain from sale of marketable securities. Interest and dividends generated by cash flows from our operating activities for the prior twelve months were impacted by cash paid in the beginning of the second quarter of 2006 in connection with the termination of compensation agreements related to certain of our closed-end mutual funds, proceeds received from the issuance of common stock through a secondary offering at the end of the fourth quarter of 2006, and cash paid to satisfy employee withholding tax obligations on the delivery of restricted stock units in the beginning of the first quarter of 2007.

Income Taxes

We recorded an income tax expense of $13.7 million in the three months ended March 31, 2007, compared with an income tax expense of $4.9 million in the three months ended March 31, 2006. The provision for income taxes in the three months ended March 31, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2007.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, accounts receivable and marketable securities were 69% and 74% of total assets as of March 31, 2007 and December 31, 2006, respectively. The decrease was primarily attributable to cash payments made to repurchase common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units.

Cash and cash equivalents decreased by $39.9 million in the three months ended March 31, 2007. Net cash used in operating activities was $0.5 million in the three months ended March 31, 2007. Cash of $26.6 million was used in investing activities, primarily from the purchase of marketable securities in the amount of $24.8 million. Cash of $12.7 million was used in financing activities, primarily for dividends paid to stockholders and common stock repurchases to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by an excess tax benefit associated with the delivery of restricted stock awards.

Cash and cash equivalents decreased by $4.7 million in the three months ended March 31, 2006. Net cash used in operating activities was $2.0 million in the three months ended March 31, 2006. Cash of $4.4 million was provided by investing activities, primarily from the proceeds from sales and maturities of marketable securities in the amount of $24.7 million, partially offset by of the purchase of $18.9 million of marketable securities. Cash of $7.0 million was used in financing activities, primarily due to dividends paid to stockholders and common stock repurchases to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by an excess tax benefit associated with the delivery of restricted stock awards.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2007, our regulatory net capital exceeded the minimum requirement by $18.8 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of March 31, 2007 (in thousands):

	2007	2008	2009	2010	2011	2012 and after	Total
Operating leases	$3,341	$3,232	$3,141	$3,262	$3,260	$8,194	$24,430
Capital lease obligations, net	55	47	29	3	—	—	134

Total contractual obligations	$3,396	$3,279	$3,170	$3,265	$3,260	$8,194	$24,564

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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of investments in our sponsored open-end and closed-end mutual funds as well as highly rated preferred instruments. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our condensed consolidated statement of operations. Impairments that arise from changes in interest rates and not credit quality are generally considered temporary.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amount. Finite lived intangible assets are amortized over their useful lives.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The effective tax rate for interim periods represents our best estimate of the effective tax rate expected to be applied to the full fiscal year. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the net liability for unrecognized tax benefits.

Stock-based Compensation

We account for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires us to estimate forfeitures at the date of grant.

Recently Issued Accounting Pronouncements

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year, with earlier application permitted. We are evaluating this standard and its impact, if any, on our consolidated position or results of operations.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the 2008 calendar year, with earlier application permitted. We are evaluating this standard and its impact, if any, on our consolidated position or results of operations.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on Cohen & Steers’ Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations, which may have an adverse impact on the value of our marketable securities. At March 31, 2007, approximately $25.5 million was invested in our sponsored equity funds. We had approximately $31.6 million invested in preferred securities, $4.4 million invested in foreign and domestic equities and $4.0 million invested in fixed income instruments as of March 31, 2007.

In addition, a significant majority of our revenue—approximately 68% and 87% for the three months ended March 31, 2007 and 2006, respectively,—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

As of March 31, 2007, 51% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our client’s portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

ITEM 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of March 31, 2007 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

ITEM 1A. Risk Factors

For a discussion of the our potential risks and uncertainties, please see Part 1, Item 1A of our 2006 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2006 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares purchased		Average Price Paid Per Share	Total Number of Shares Purchases as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2007	722,833	[1]	$47.85	—	—
February 1 through February 28, 2007	213	[1]	$47.20	—	—
March 1 through March 31, 2007	—		—	—	—

Total	723,046		$47.85	—	—

1.	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

10.1	Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.

31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Date: May 9, 2007	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler Title: Executive Vice President & Chief Financial Officer

Date: May 9, 2007	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette Title: Senior Vice President & Chief Accounting Officer