Form 10-Q
period 2007-06-30
COHEN & STEERS INC
filed 2007-08-08
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 8, 2007 was 39,771,325.

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

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$112,488	$139,360
Marketable securities available-for-sale	73,438	39,408
Accounts receivable	32,196	31,611
Property and equipment—net	11,917	10,539
Deferred commissions—net	8,610	6.248
Goodwill	20,598	20,609
Intangible assets—net	8,719	10,597
Deferred income tax asset—net	10,328	17,869
Current income tax receivable	15,754	4,952
Other assets	3,912	3,953

Total assets	$297,960	$285,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued compensation	$18,025	$24,100
Dividends payable	—	5,481
Deferred rent	2,130	1,773
Other liabilities and accrued expenses	11,546	12,383

	31,701	43,737

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 40,811,039 and 38,848,412 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	408	388
Additional paid-in capital	302,091	265,326
Retained earnings (accumulated deficit)	1,932	(22,053)
Accumulated other comprehensive income, net of tax	3,601	4,376
Less: Treasury stock, at cost, 1,047,600 and 314,576 shares at June 30, 2007 and December 31, 2006, respectively	(41,773)	(6,628)

Total stockholders’ equity	266,259	241,409

Total liabilities and stockholders’ equity	$297,960	$285,146

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Investment advisory and administration fees	$56,186	$35,298	$108,342	$68,304
Distribution and service fees	7,746	3,530	14,126	6,731
Portfolio consulting and other	2,425	1,165	4,910	2,099
Investment banking fees	2,930	2,128	18,676	2,833

Total revenue	69,287	42,121	146,054	79,967

Expenses:
Employee compensation and benefits	20,094	11,992	42,356	22,589
Distribution and service fees	9,297	81,118	18,564	88,794
General and administrative	8,146	6,703	15,417	12,398
Depreciation and amortization	1,731	1,623	3,402	3,174
Amortization, deferred commissions	2,755	991	4,825	1,740

Total expenses	42,023	102,427	84,564	128,695

Operating income (loss)	27,264	(60,306)	61,490	(48,728)

Non-operating income (expense):
Interest and dividend income	2,043	645	3,700	1,702
Gain from sale of marketable securities	716	530	911	1,189
Gain (loss) from sale of property and equipment	(2)	1,056	(2)	1,056
Foreign currency transaction gain (loss)	1	(29)	(75)	(45)

Total non-operating income	2,758	2,202	4,534	3,902

Income (loss) before provision for income taxes and equity in earnings of affiliate	30,022	(58,104)	66,024	(44,826)
Provision for income taxes	11,400	(19,925)	25,086	(15,016)
Equity in earnings of affiliate	—	360	—	708

Net income (loss)	$18,622	$(37,819)	$40,938	$(29,102)

Earnings (loss) per share
Basic	$0.45	$(0.95)	$0.98	$(0.73)

Diluted	$0.44	$(0.95)	$0.96	$(0.73)

Weighted average shares outstanding
Basic	41,809	39,805	41,895	39,831

Diluted	42,666	39,805	42,746	39,831

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2007

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
Beginning balance, January 1, 2007	$388	$265,326	$(22,053)	$4,376	$(6,628)	$241,409
Dividends	—	—	(16,953)	—	—	(16,953)
Issuance of common stock	20	946	—	—	—	966
Acquisition of treasury stock	—	—	—	—	(35,145)	(35,145)
Tax benefits associated with restricted stock units	—	27,501	—	—	—	27,501
Issuance of restricted stock units	—	2,766	—	—	—	2,766
Amortization of unearned compensation-net	—	5,552	—	—	—	5,552
Net income	—	—	40,938	—	—	40,938
Other comprehensive loss, net of taxes	—	—	—	(775)	—	(775)

Ending balance, June 30, 2007	$408	$302,091	$1,932	$3,601	$(41,773)	$266,259

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$40,938	$(29,102)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	5,697	3,643
Amortization, deferred commissions	4,825	1,740
Depreciation and amortization	3,402	3,174
Amortization, bond discount-net	—	(30)
Deferred rent	357	27
Gain from sale of marketable securities	(911)	(1,189)
Loss (gain) from sale of property and equipment	2	(1,056)
Equity in earnings of affiliate	—	(708)
Deferred income taxes	7,552	5,856
Foreign currency transaction loss	75	45
Changes in operating assets and liabilities:
Accounts receivable	(585)	(586)
Deferred commissions	(7,187)	(2,452)
Current income tax receivable	(10,514)	(19,950)
Other assets	41	(4,814)
Accrued compensation	(3,734)	(5,868)
Other liabilities and accrued expenses	(493)	(3,277)

Net cash (used in) provided by operating activities	39,465	(54,547)

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(38,433)	(26,675)
Proceeds from sale and maturities of marketable securities available-for-sale	4,041	87,283
Purchases of property and equipment	(2,667)	(2,144)
Proceeds from sale of property and equipment	—	1,162

Net cash (used in) provided by investing activities	(37,059)	59,626

Cash flows from financing activities:
Excess tax benefit associated with restricted stock awards	27,074	3,128
Issuance of common stock	820	791
Repurchase of common stock	(35,145)	(6,204)
Dividends to stockholders	(22,092)	(8,746)
Payment of capital lease obligations	(40)	(89)

Net cash used in financing activities	(29,383)	(11,120)

Net decrease in cash and cash equivalents	(26,977)	(6,041)
Effect of exchange rate changes	105	—
Cash and cash equivalents, beginning of the period	139,360	39,092

Cash and cash equivalents, end of the period	$112,488	$33,051

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the six months ended June 30, 2007 and June 30, 2006, there was no cash paid for interest.

For the six months ended June 30, 2007, the Company received cash tax refunds, net of taxes paid, of approximately $95,000. For the six months ended June 30, 2006, the Company paid taxes, net of refunds, of approximately $1.3 million.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the six months ended June 30, 2007 and 2006, the Company issued fully vested restricted stock units in the amount of $2.4 million and $2.0 million, respectively. For the six months ended June 30, 2007 and 2006, the Company issued unvested restricted stock units in the amount of $25.5 million and $11.1 million, respectively. For the six months ended June 30, 2007 and 2006, forfeitures of restricted stock units totaled $2.2 million and $141,000, respectively. In addition, for the six months ended June 30, 2007 and 2006, the Company recorded restricted stock unit dividend equivalents in the amount of $342,000 and $175,000, respectively.

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

The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the three and six months ended June 30, 2007 presentation.

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

Investment Banking Fees—Revenue is generally recognized when transactions are completed, pursuant to the terms of the agreements applicable to each transaction.

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service arrangements are recorded as incurred. During the second quarter of 2006, the Company made lump sum payments of $75.7 million to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying condensed consolidated statements of operations.

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes (“SFAS 109”). The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year. The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized tax benefits.

Stock-based Compensation—The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Recently Issued Accounting Pronouncements—In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The consensus reached in EITF 06-11 should be applied prospectively to the income tax benefits of dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not anticipate EITF 06-11 to have a material impact on its condensed consolidated financial position or results of operations.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year, with earlier application permitted. Management is evaluating this standard and its impact, if any, on its condensed consolidated financial position or results of operations.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value. SFAS 157 is effective for the 2008 calendar year, with earlier application permitted. Management is evaluating this standard and its impact, if any, on its condensed consolidated financial position or results of operations.

3. Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2007 (in thousands):

(in thousands)	Remaining Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Non-compete agreements	1	$15,400	$(12,809)	$2,591
Client relationships	12	3,800	(172)	3,628
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(12,981)	$8,719

Amortization expense related to the intangible assets were approximately $1,188,000 and $1,110,000 for the three months ended June 30, 2007 and 2006, and approximately $2,376,000 and $2,221,000 for the six months ended June 30, 2007 and 2006, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2007	$2,378
2008	689
2009	317
2010	317
2011	317
Thereafter	2,201

Total	$6,219

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Investments

The following is a summary of the cost and fair value of investments in marketable securities as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007				December 31, 2006
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Market Value	Cost	Gains	Market Value
Preferred securities	$38,856	$—	$190	$38,666	$10,845	$111	$10,956
Equities	3,226	773	—	3,999	3,050	1,177	4,227
Fixed income	3,992	—	53	3,939	—	—	—
Company sponsored mutual funds	22,330	4,504	—	26,834	19,178	5,047	24,225

Total marketable securities	$68,404	$5,277	$243	$73,438	$33,073	$6,335	$39,408

For the three months ended June 30, 2007 and 2006, sales proceeds from Company-sponsored mutual funds were approximately $2,616,000 and $134,000, respectively, and gross realized gains were approximately $678,000 and $33,000, respectively. For the six months ended June 30, 2007 and 2006, sales proceeds from Company-sponsored mutual funds were approximately $2,888,000 and $3,356,000, respectively, and gross realized gains were approximately $806,000 and $671,000, respectively. Dividend income from Company-sponsored mutual funds was approximately $88,000 and $65,000, for the three months ended June 30, 2007 and 2006, respectively, and approximately $132,000 and $138,000 for the six months ended June 30, 2007 and 2006, respectively.

5. Property and Equipment

On June 1, 2006, the Company sold its fractional ownership interest in an aircraft for approximately $1,152,000. The aircraft had a net book value of approximately $96,000 at June 1, 2006. Pursuant to this transaction, the Company recognized a gain on sale of approximately $1,056,000.

6. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. For the three and six months ended June 30, 2006, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the three and six months ended June 30, 2006, the Company would have added 639,000 and 582,000 common stock equivalent shares, respectively, to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. There were no anti-dilutive common stock equivalents excluded from the computation for the three and six months ended June 30, 2007.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$18,622	$(37,819)	$40,938	$(29,102)

Basic weighted average shares outstanding	41,809	39,805	41,895	39,831
Dilutive potential shares from restricted stock awards	857	—	851	—

Diluted weighted average shares outstanding	42,666	39,805	42,746	39,831

Basic earnings (loss) per share	$0.45	$(0.95)	$0.98	$(0.73)

Diluted earnings (loss) per share	$0.44	$(0.95)	$0.96	$(0.73)

7. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the six months ended June 30, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2007. The lower effective tax rate for the six months ended June 30, 2006 of 33.5% was primarily the result of an adjustment to the net deferred tax asset resulting from lower state and local taxes and the application of a net operating loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements, to periods of lower tax rates.

The Company’s deferred tax asset is primarily attributable to future income tax deductions derived from vested restricted stock units granted at the time of the Company’s initial public offering. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized tax benefits. At the adoption date of January 1, 2007, the Company had approximately $1,731,000 of total gross unrecognized tax benefits. Of this total, approximately $1,133,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. At June 30, 2007, the Company had approximately $2,655,000 of total gross unrecognized tax benefits of which approximately $1,570,000 (net of federal benefit on state issues) would favorably affect the Company’s effective tax rate in future periods.

The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. The Company had accrued approximately $80,000 for the potential payment of interest at January 1, 2007, related to uncertain tax positions. At June 30, 2007, the Company had accrued approximately $272,000 in potential interest associated with uncertain tax positions.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The tax years 2003 through 2006 remain open to examination by various taxing jurisdictions.

8. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$18,622	$(37,819)	$40,938	$(29,102)
Foreign currency translation gain adjustment	241	187	454	256
Net unrealized gain (loss) on available-for-sale securities, net of tax	(2,178)	(524)	(1,770)	(98)
Reclassification of realized gain on available-for-sale securities, net of tax	425	348	541	791

Total comprehensive income (loss)	$17,110	$(37,808)	$40,163	$(28,153)

9. Regulatory Requirements

Securities and Advisors, as registered broker/dealers and member firms of the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2007, Securities and Advisors had net capital of approximately $1,383,000 and $17,148,000, respectively, which exceeded their requirements by approximately $1,214,000 and $16,171,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Investment advisory and administration fees	$44,813	$29,248	$86,419	$57,357
Distribution and service fees	7,746	3,530	14,126	6,731

	$52,559	$32,778	$100,545	$64,088

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the three months ended June 30, 2007 and 2006, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $4,899,000 and $4,858,000, respectively, of advisory fees it was otherwise entitled to receive. For the six months ended June 30, 2007 and 2006, the Company waived approximately $9,943,000 and $9,686,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waiver scheduled to take effect during that year. As of June 30, 2007, such scheduled reductions in advisory fee waiver were effective for three funds.

The Company has agreements with certain affiliated open and closed-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2007 and 2006, expenses of approximately $1,047,000 and $560,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2007 and 2006, expenses of approximately $1,970,000 and $1,066,000, respectively, were incurred.

For the three and six months ended June 30, 2006, general and administrative expenses included $1,161,000 and $1,785,000, respectively, of sub-advisory fees paid to Cohen & Steers Europe S.A. (formerly Houlihan Rovers S.A.).

Included in accounts receivable at June 30, 2007 and December 31, 2006 are receivables due from Company-sponsored mutual funds of approximately $16,247,000 and $14,469,000, respectively. Included in other assets at December 31, 2006 are amounts due from Company-sponsored mutual funds of approximately $104,000.

See Note 4 relating to investments in Company-sponsored mutual funds.

11. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes disclosure requirements relating to operating segments in condensed consolidated financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company’s reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
Asset Management
Total revenue (1)	$66,357	$40,353
Total expenses	(39,135)	(100,471)
Net non-operating income	2,388	2,135

Income (loss) before provision for income taxes	$29,610	$(57,983)

Investment Banking
Total revenue	$2,930	$2,128
Total expenses	(2,888)	(1,956)
Net non-operating income	370	67

Income before provision for income taxes	$412	$239

Total
Total revenue (1)	$69,287	$42,481
Total expenses	(42,023)	(102,427)
Net non-operating income	2,758	2,202

Income (loss) before provision for income taxes	$30,022	$(57,744)

(1)	Total revenue in the 2006 period includes equity in earnings of affiliate of $360.

	Six Months Ended
	June 30, 2007	June 30, 2006
Asset Management
Total revenue (2)	$127,378	$77,842
Total expenses	(74,809)	(124,988)
Net non-operating income	3,877	3,706

Income (loss) before provision for income taxes	$56,446	$(43,440)

Investment Banking
Total revenue	$18,676	$2,833
Total expenses	(9,755)	(3,707)
Net non-operating income	657	196

Income (loss) before provision for income taxes	$9,578	$(678)

Total
Total revenue (2)	$146,054	$80,675
Total expenses	(84,564)	(128,695)
Net non-operating income	4,534	3,902

Income (loss) before provision for income taxes	$66,024	$(44,118)

(2)	Total revenue in the 2006 period includes equity in earnings of affiliate of $708.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table is a reconciliation of reportable segment income before provision for income taxes and income before provision for income taxes and equity in earnings of affiliate in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income (loss) before provision for income taxes	$30,022	$(57,744)	$66,024	$(44,118)
Less: Equity in earnings of affiliate	—	(360)	—	(708)

Income (loss) before provision for income taxes and equity in earnings of affiliate	$30,022	$(58,104)	$66,024	$(44,826)

12. Subsequent Event

On August 7, 2007, CNS declared a quarterly cash dividend on its common stock in the amount of $0.20 per share. The dividend will be payable on September 27, 2007 to stockholders of record at the close of business on September 5, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2007 and June 30, 2006. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Closed-End Mutual Funds
Assets under management, beginning of period	$11,742	$10,262	$11,391	$9,674

Inflows	—	—	202	54
Market appreciation (depreciation)	(551)	(164)	(402)	370

Total increase (decrease)	(551)	(164)	(200)	424

Assets under management, end of period	$11,191	$10,098	$11,191	$10,098

Open-End Mutual Funds
Assets under management, beginning of period	$11,480	$6,577	$9,575	$5,591

Inflows	1,601	702	3,967	1,421
Outflows	(1,132)	(481)	(1,924)	(981)

Net inflows	469	221	2,043	440
Market appreciation (depreciation)	(830)	(58)	(499)	709

Total increase (decrease)	(361)	163	1,544	1,149

Assets under management, end of period	$11,119	$6,740	$11,119	$6,740

Institutional Separate Accounts
Assets under management, beginning of period	$10,330	$6,124	$8,930	$5,226

Inflows	3,030	465	4,688	870
Outflows	(389)	(150)	(948)	(376)

Net inflows	2,641	315	3,740	494
Market appreciation (depreciation)	(721)	(32)	(420)	687

Total increase	1,920	283	3,320	1,181

Assets under management, end of period	$12,250	$6,407	$12,250	$6,407

Total
Assets under management, beginning of period	$33,552	$22,963	$29,896	$20,491

Inflows	4,631	1,167	8,857	2,345
Outflows	(1,521)	(631)	(2,872)	(1,357)

Net inflows	3,110	536	5,985	988
Market appreciation (depreciation)	(2,102)	(254)	(1,321)	1,766

Total increase	1,008	282	4,664	2,754

Assets under management, end of period (1)	$34,560	$23,245	$34,560	$23,245

(1)	As of June 30, 2006, assets under management included $2.1 billion of assets managed by Cohen & Steers Europe S.A. (formerly Houlihan Rovers S.A.) through sub-advisory and similar arrangements.

Assets under management were $34.6 billion at June 30, 2007, a 49% increase from $23.2 billion at June 30, 2006. The increase was a result of net inflows of $8.1 billion, which included the offering of one closed-end mutual fund and the launch of three open-end mutual funds, market appreciation of $2.1 billion and $1.0 billion from the fourth quarter 2006 acquisition of Cohen & Steers Europe S.A. (“CNS Europe”).

Closed-end mutual funds

Closed-end mutual fund assets under management increased 11% to $11.2 billion at June 30, 2007, compared with $10.1 billion at June 30, 2006. The increase in assets under management was attributable to market appreciation, the launch of Cohen & Steers Closed-End Opportunity Fund, which raised $523 million, and the offering of preferred shares for two existing funds.

There were no closed-end mutual fund net inflows in the three months ended June 30, 2007 and 2006 as no new common or preferred shares were offered during this period. Market depreciation was $551 million in the three months ended June 30, 2007, compared with market depreciation of $164 million in the three months ended June 30, 2006.

Closed-end mutual fund inflows were $202 million in the six months ended June 30, 2007, compared with $54 million in the six months ended June 30, 2006. Market depreciation was $402 million in the six months ended June 30, 2007, compared with market appreciation of $370 million in the six months ended June 30, 2006. On July 26, 2007, we completed the offering of Cohen & Steers Global Income Builder, which raised $450 million in assets (before deduction of the sales charge and exclusive of the underwriters’ over-allotment option, if any). The fund anticipates employing leverage.

Open-end mutual funds

Open-end mutual fund assets under management increased 65% to $11.1 billion at June 30, 2007 from $6.7 billion at June 30, 2006. The increase in assets under management was due to net inflows, market appreciation, assets added through the acquisition of CNS Europe and the launch of three mutual funds.

Net inflows for open-end mutual funds were $469 million in the three months ended June 30, 2007, compared with net inflows of $221 million in the three months ended June 30, 2006. Gross inflows increased to $1.6 billion in the three months ended June 30, 2007 from $702 million in the three months ended June 30, 2006. Gross outflows totaled $1.1 billion in the three months ended June 30, 2007, compared with $481 million in the three months ended June 30, 2006. Market depreciation was $830 million in the three months ended June 30, 2007, compared with market depreciation of $58 million in the three months ended June 30, 2006.

Net inflows for open-end mutual funds were $2.0 billion in the six months ended June 30, 2007, compared with net inflows of $440 million in the six months ended June 30, 2006. Gross inflows increased to $4.0 billion in the six months ended June 30, 2007 from $1.4 billion in the six months ended June 30, 2006. Gross outflows totaled $1.9 billion in the six months ended June 30, 2007, compared with $981 million in the six months ended June 30, 2006. Market depreciation was $499 million in the six months ended June 30, 2007, compared with market appreciation of $709 million in the six months ended June 30, 2006.

Institutional separate accounts

Institutional separate account assets under management increased 91% to $12.3 billion at June 30, 2007 from $6.4 billion at June 30, 2006. The increase in assets under management was due to net inflows, market appreciation and assets added though the acquisition of CNS Europe.

Institutional separate accounts had net inflows of $2.6 billion in the three months ended June 30, 2007, compared with net inflows of $315 million in the three months ended June 30, 2006. Gross inflows increased to $3.0 billion in the three months ended June 30, 2007 from $465 million in the three months ended June 30, 2006. Gross outflows totaled $389 million in the three months ended June 30, 2007, compared with $150 million in the three months ended June 30, 2006. Market depreciation was $721 million in the three months ended June 30, 2007, compared with market depreciation of $32 million in the three months ended June 30, 2006.

Institutional separate accounts had net inflows of $3.7 billion in the six months ended June 30, 2007, compared with net inflows of $494 million in the six months ended June 30, 2006. Gross inflows increased to

$4.7 billion in the six months ended June 30, 2007 from $870 million in the six months ended June 30, 2006. Gross outflows totaled $948 million in the six months ended June 30, 2007, compared with $376 million in the six months ended June 30, 2006. Market depreciation was $420 million in the six months ended June 30, 2007, compared with market appreciation of $687 million in the six months ended June 30, 2006.

Results of Operations

Three Months Ended June 30, 2007 compared with Three Months Ended June 30, 2006

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
Asset Management
Total revenue (1)	$66,357	$40,353
Total expenses	(39,135)	(100,471)
Net non-operating income	2,388	2,135

Income (loss) before provision for income taxes	$29,610	$(57,983)

Investment Banking
Total revenue	$2,930	$2,128
Total expenses	(2,888)	(1,956)
Net non-operating income	370	67

Income before provision for income taxes	$412	$239

Total
Total revenue (1)	$69,287	$42,481
Total expenses	(42,023)	(102,427)
Net non-operating income	2,758	2,202

Income (loss) before provision for income taxes	$30,022	$(57,744)

(1)	Total revenue in the 2006 period includes equity in earnings of affiliate of $360.

Revenue

Total revenue increased 63% to $69.3 million in the three months ended June 30, 2007 from $42.5 million in the three months ended June 30, 2006. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management.

Asset Management

Revenue increased 64% to $66.4 million in the three months ended June 30, 2007 from $40.4 million in the three months ended June 30, 2006. Investment advisory and administration fees increased 59% to $56.2 million in the three months ended June 30, 2007, compared with $35.3 million in the three months ended June 30, 2006.

In the three months ended June 30, 2007, total investment advisory and administration revenue from closed-end mutual funds increased 23% to $19.7 million from $16.0 million in the three months ended June 30, 2006. The increase in closed-end mutual fund revenue was attributable to higher levels of average daily net assets resulting primarily from market appreciation and the launch of Cohen & Steers Closed-End Opportunity Fund.

In the three months ended June 30, 2007, total investment advisory and administration revenue from open-end mutual funds increased 89% to $25.1 million from $13.3 million in the three months ended June 30, 2006. The increase was attributable to higher levels of average daily net assets resulting from net inflows, market appreciation and the launch of new mutual funds during the period.

In the three months ended June 30, 2007, total investment advisory and administration revenue from institutional separate accounts increased 88% to $11.4 million from $6.0 million in the three months ended June 30, 2006. The increase was attributable to higher levels of assets under management resulting from net inflows for both new and existing accounts and market appreciation during the period.

Distribution and service fee revenue increased 119% to $7.7 million in the three months ended June 30, 2007 from $3.5 million in the three months ended June 30, 2006. This increase in distribution and service fee revenue was primarily due to increased assets under management in Cohen & Steers International Realty Fund.

Investment Banking

Revenue increased 38% to $2.9 million in the three months ended June 30, 2007 from $2.1 million in the three months ended June 30, 2006. Revenue for both periods were primarily attributable to fees generated in connection with capital raising and merger advisory assignments. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 59% to $42.0 million in the three months ended June 30, 2007 from $102.4 million in the three months ended June 30, 2006, primarily due to a decrease in distribution and service fee expense, partially offset by increases in employee compensation and benefits, general and administrative expense and amortization of deferred commissions.

Employee compensation and benefits expense increased 68% to $20.1 million in the three months ended June 30, 2007 from $12.0 million in the three months ended June 30, 2006. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for employees hired during 2006 and the first half of 2007, partially offset by higher amounts of deferred compensation.

Distribution and service fee expense decreased 89% to $9.3 million in the three months ended June 30, 2007 from $81.1 million in the three months ended June 30, 2006. This decrease was primarily due to the $75.7 million in lump sum payments we made in the 2006 period to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. Excluding the lump sum payments, distribution and service fee expenses increased 71% to $9.3 million in the three months ended June 30, 2007, from $5.4 million in the three months ended June 30, 2006. This increase was primarily due to higher average asset levels in the 2007 period.

General and administrative expenses increased 22% to $8.1 million in the three months ended June 30, 2007 from $6.7 million in the three months ended June 30, 2006. This increase was primarily attributable to increases in recruiter fees, higher rent expense associated with the lease of additional space at our corporate headquarters, mutual fund reimbursements and higher travel and entertainment expense associated with our global expansion, partially offset by the elimination of subadvisory fees to CNS Europe resulting from its consolidation.

Amortization of deferred commissions increased 178% to $2.8 million in the three months ended June 30, 2007 from $1.0 million in the three months ended June 30, 2006. The increase was primarily attributable to increased inflows into Cohen & Steers International Realty Fund Class C shares for which commissions are capitalized and subsequently amortized.

Non-operating Income

Non-operating income increased 25% to $2.8 million in the three months ended June 30, 2007, compared with $2.2 million in the three months ended June 30, 2006. The increase was primarily attributable to increased interest and dividends due to higher levels of cash and cash equivalents and marketable securities partially offset by a decrease in gain from sale of property and equipment. Interest and dividends generated by cash flows from our operating activities for the prior twelve months were impacted by cash paid in the beginning of the second quarter of 2006 in connection with the termination of compensation agreements related to certain of our closed-end mutual funds, proceeds received from issuance of common stock through a secondary offering at the end of the fourth quarter of 2006, and cash paid to satisfy employee withholding tax obligations on the delivery of restricted stock units in the beginning of the first quarter of 2007. Gain from sale of property and equipment included a $1.1 million gain in the 2006 period resulting from the sale of our fractional ownership interest in an aircraft.

Income Taxes

We recorded an income tax expense of $11.4 million in the three months ended June 30, 2007, compared with an income tax benefit of $19.9 million in the three months ended June 30, 2006. The provision for income taxes in the three months ended June 30, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2007. The lower effective tax rate for the three months ended June 30, 2006 of 34.3% was primarily the result of an adjustment to the net deferred tax asset resulting from lower state and local taxes and the application of a net operating loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements, to periods of lower tax rates.

Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Six Months Ended
	June 30, 2007	June 30, 2006
Asset Management
Total revenue (1)	$127,378	$77,842
Total expenses	(74,809)	(124,988)
Net non-operating income	3,877	3,706

Income (loss) before provision for income taxes	$56,446	$(43,440)

Investment Banking
Total revenue	$18,676	$2,833
Total expenses	(9,755)	(3,707)
Net non-operating income	657	196

Income (loss) before provision for income taxes	$9,578	$(678)

Total
Total revenue (1)	$146,054	$80,675
Total expenses	(84,564)	(128,695)
Net non-operating income	4,534	3,902

Income (loss) before provision for income taxes	$66,024	$(44,118)

(1)	Total revenue in the 2006 period includes equity in earnings of affiliate of $708.

Revenue

Total revenue increased 81% to $146.1 million in the six months ended June 30, 2007 from $80.7 million in the six months ended June 30, 2006. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management and higher investment banking fees.

Asset Management

Revenue increased 64% to $127.4 million in the six months ended June 30, 2007 from $77.8 million in the six months ended June 30, 2006. Investment advisory and administration fees increased 59% to $108.3 million in the six months ended June 30, 2007, compared with $68.3 million in the six months ended June 30, 2006.

In the six months ended June 30, 2007, total investment advisory and administration revenue from closed-end mutual funds increased 22% to $39.1 million from $31.9 million in the six months ended June 30, 2006. The increase in closed-end mutual fund revenue was attributable to higher levels of average daily net assets resulting primarily from market appreciation and the launch of Cohen & Steers Closed-End Opportunity Fund.

In the six months ended June 30, 2007, total investment advisory and administration revenue from open-end mutual funds increased 86% to $47.4 million from $25.4 million in the six months ended June 30, 2006. The increase was attributable to higher levels of average daily net assets resulting from net inflows, market appreciation and the launch of new mutual funds during the period.

In the six months ended June 30, 2007, total investment advisory and administration revenue from institutional separate accounts increased 100% to $21.9 million from $10.9 million in the six months ended June 30, 2006. The increase was attributable to higher levels of assets under management resulting from net inflows for both new and existing accounts and market appreciation during the period.

Distribution and service fee revenue increased 110% to $14.1 million in the six months ended June 30, 2007 from $6.7 million in the six months ended June 30, 2006. This increase in distribution and service fee revenue was primarily due to increased assets under management in Cohen & Steers International Realty Fund.

Investment Banking

Revenue increased 559% to $18.7 million in the six months ended June 30, 2007 from $2.8 million in the six months ended June 30, 2006. Revenue for both periods were primarily attributable to fees generated in connection with capital raising and merger advisory assignments. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 34% to $84.6 million in the six months ended June 30, 2007 from $128.7 million in the six months ended June 30, 2006, primarily due to a decrease in distribution and service fee expense, partially offset by increases in employee compensation and benefits, general administrative expense and amortization of deferred commissions.

Employee compensation and benefits expense increased 88% to $42.4 million in the six months ended June 30, 2007 from $22.6 million in the six months ended June 30, 2006. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for employees hired during 2006 and the first half of 2007, partially offset by higher amounts of deferred compensation.

Distribution and service fee expenses decreased 79% to $18.6 million in the six months ended June 30, 2007 from $88.8 million in the six months ended June 30, 2006. This increase was primarily due to the $75.7 million in lump sum payments we made in the 2006 period to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. Excluding the lump sum payments, distribution and service fee expenses increased 41% to $18.6 million in the six months ended June 30, 2007, from $13.1 million in the six months ended June 30, 2006. This increase was primarily due to higher average asset levels in the 2007 period.

General and administrative expenses increased 24% to $15.4 million in the six months ended June 30, 2007 from $12.4 million in the six months ended June 30, 2007. This increase was primarily attributable to increases in recruiter fees, higher rent associated with the lease of additional space at our corporate headquarters, mutual fund reimbursements and higher travel and entertainment expense associated with our global expansion, partially offset by the elimination of subadvisory fees to CNS Europe resulting from its consolidation.

Amortization of deferred commissions increased 177% to $4.8 million in the six months ended June 30, 2007 from $1.7 million in the six months ended June 30, 2006. The increase was primarily attributable to increased inflows into Cohen & Steers International Realty Fund Class C shares for which commissions are capitalized and subsequently amortized.

Non-operating Income

Non-operating income increased 16% to $4.5 million in the six months ended June 30, 2007, compared with $3.9 million in the six months ended June 30, 2006. The increase was primarily attributable to increased interest and dividends due to higher levels of cash and cash equivalents and marketable securities partially offset by a decrease in gain from sale of property and equipment. Interest and dividends generated by cash flows from our operating activities for the prior twelve months were impacted by cash paid in the beginning of the second quarter of 2006 in connection with the termination of compensation agreements related to certain of our closed-end mutual funds, proceeds received from issuance of common stock through a secondary offering at the end of the fourth quarter of 2006, and cash paid to satisfy employee withholding tax obligations on the delivery of restricted stock units in the beginning of the first quarter of 2007. Gain from sale of property and equipment included a $1.1 million gain in the 2006 period resulting from the sale of our fractional ownership interest in an aircraft.

Income Taxes

We recorded an income tax expense of $25.1 million in the six months ended June 30, 2007, compared with an income tax benefit of $15.0 million in the six months ended June 30, 2006. The provision for income taxes in the six months ended June 30, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2007. The lower effective tax rate for the six months ended June 30, 2006 of 33.5% was primarily the result of an adjustment to the net deferred tax asset resulting from lower state and local taxes and the application of a net operating loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements, to periods of lower tax rates.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, accounts receivable and marketable securities were 73% and 74% of total assets as of June 30, 2007 and December 31, 2006, respectively.

Cash and cash equivalents decreased by $27.0 million in the six months ended June 30, 2007. Net cash provided by operating activities was $39.5 million in the six months ended June 30, 2007. Cash of $37.1 million was used in investing activities, primarily from the purchase of marketable securities in the amount of $38.4 million. Cash of $29.4 million was used in financing activities, primarily for dividends paid to stockholders and common stock repurchases to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by an excess tax benefit associated with delivery of restricted stock awards.

Cash and cash equivalents decreased by $6.0 million in the six months ended June 30, 2006. Net cash used in operating activities was $54.5 million in the six months ended June 30, 2006. This was primarily the result of the $75.7 million lump sum payments made in the second quarter of 2006 referred to above. Cash of $59.6 million was provided by investing activities, primarily from the proceeds from sales and maturities of marketable securities in the amount of $87.3 million, partially offset by the purchase of $26.7 million of marketable securities. Cash of $11.1 million was used in financing activities, primarily for dividends paid to stockholders and common stock repurchases to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by an excess tax benefit associated with delivery of restricted stock awards.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2007, our regulatory net capital exceeded the minimum requirement by $17.4 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of June 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	2012 and after	Total
Operating leases	$2,604	$6,952	$6,861	$6,982	$6,979	$16,560	$46,938
Capital lease obligations, net	35	47	29	3	—	—	114

Total contractual obligations	$2,639	$6,999	$6,890	$6,985	$6,979	$16,560	$47,052

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The effective tax rate for interim periods represents our best estimate of the effective tax rate expected to be applied to the full fiscal year. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the net liability for unrecognized tax benefits.

Stock-based Compensation

We account for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires us to estimate forfeitures.

Recently Issued Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The consensus reached in EITF 06-11 should be applied prospectively to the income tax benefits of dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We do not anticipate EITF 06-11 to have a material impact on our condensed consolidated financial position or results of operations.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year, with earlier application permitted. We are evaluating this standard and its impact, if any, on our condensed consolidated financial position or results of operations.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value. SFAS 157 is effective for the 2008 calendar year, with earlier application permitted. We are evaluating this standard and its impact, if any, on our condensed consolidated financial position or results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations, which may have an adverse impact on the value of our marketable securities. At June 30, 2007, approximately $26.8 million was invested in our sponsored mutual funds. We had approximately $38.7 million invested in preferred securities, $4.0 million invested in foreign and domestic equities and $3.9 million invested in fixed income instruments as of June 30, 2007.

In addition, a significant majority of our revenue—approximately 81% and 84% for the three months ended June 30, 2007 and 2006, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue to decline by:

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

As of June 30, 2007, 46% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

ITEM 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of June 30, 2007 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

ITEM 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2006 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2006 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2007	—		—	—	—
May 1 through May 31, 2007	9,514	[1]	$55.55	—	—
June 1 through June 30, 2007	464	[1]	$47.50	—	—

Total	9,978		$55.18	—	—

1.	Purchases made by us primarily to satisfy income tax withholding obligations of certain employees.

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Cohen & Steers was held on May 4, 2007, for the purpose of considering and acting upon the following:

(1) Election of Directors. Six directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominees	For	Withheld
Martin Cohen	38,568,538	36,909
Robert H. Steers	38,569,178	36,269
Richard E. Bruce	38,579,406	26,041
Peter L. Rhein	38,579,541	25,906
Richard P. Simon	38,232,755	372,692
Edmond D. Villani	38,579,441	26,006

(2) Ratification of Independent Registered Public Accounting Firm. The appointment of Deloitte & Touche LLP as our independent registered public accounting firm was ratified and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	38,592,184	8,240	5,023

There were no broker non-votes. With respect to the preceding matters, holders of our common stock are entitled to one vote per share.

ITEM 6.	Exhibits

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: August 8, 2007	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer