Form 10-Q
period 2007-09-30
COHEN & STEERS INC
filed 2007-11-08
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 7, 2007 was 39,799,767.

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

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$123,911	$139,360
Marketable securities available-for-sale	82,292	39,408
Accounts receivable	40,772	31,611
Property and equipment—net	11,417	10,539
Deferred commissions—net	6,347	6,248
Goodwill	21,123	20,609
Intangible assets—net	7,529	10,597
Deferred income tax asset—net	14,582	17,869
Current income tax receivable	3,688	4,952
Other assets	4,715	3,953

Total assets	$316,376	$285,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$25,462	$24,100
Dividends payable	—	5,481
Deferred rent	2,842	1,773
Other liabilities and accrued expenses	12,807	12,383

	41,111	43,737

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 40,857,293 and 38,848,412 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	408	388
Additional paid-in capital	305,514	265,326
Retained earnings (accumulated deficit)	9,306	(22,053)
Accumulated other comprehensive income, net of tax	2,234	4,376
Less: Treasury stock, at cost, 1,060,681 and 314,576 shares at September 30, 2007 and December 31, 2006, respectively	(42,197)	(6,628)

Total stockholders’ equity	275,265	241,409

Total liabilities and stockholders’ equity	$316,376	$285,146

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Investment advisory and administration fees	$54,913	$38,480	$163,255	$106,784
Distribution and service fees	7,335	4,015	21,461	10,746
Portfolio consulting and other	2,383	1,080	7,293	3,179
Investment banking fees	4,820	10,375	23,496	13,208

Total revenue	69,451	53,950	215,505	133,917

Expenses:
Employee compensation and benefits	20,140	16,066	62,496	38,655
Distribution and service fees	14,330	5,642	32,894	94,436
General and administrative	8,590	8,159	24,007	20,557
Depreciation and amortization	1,767	1,597	5,169	4,771
Amortization, deferred commissions	3,123	1,139	7,948	2,879

Total expenses	47,950	32,603	132,514	161,298

Operating income (loss)	21,501	21,347	82,991	(27,381)

Non-operating income (expense):
Interest and dividend income	2,882	686	6,582	2,388
Gain from sale of marketable securities	773	834	1,684	2,023
(Loss) gain from sale of property and equipment	—	—	(2)	1,056
Foreign currency transaction gain (loss)	432	(8)	357	(53)

Total non-operating income	4,087	1,512	8,621	5,414

Income (loss) before provision for income taxes and equity in earnings of affiliate	25,588	22,859	91,612	(21,967)
Provision for income taxes	9,727	7,648	34,813	(7,368)
Equity in earnings of affiliate	—	513	—	1,221

Net income (loss)	$15,861	$15,724	$56,799	$(13,378)

Earnings (loss) per share
Basic	$0.38	$0.39	$1.36	$(0.34)

Diluted	$0.37	$0.39	$1.33	$(0.34)

Weighted average shares outstanding
Basic	41,823	39,927	41,871	39,865

Diluted	42,564	40,647	42,685	39,865

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2007

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
Beginning balance, January 1, 2007	$388	$265,326	$(22,053)	$4,376	$(6,628)	$241,409
Dividends	—	—	(25,440)	—	—	(25,440)
Issuance of common stock	20	1,089	—	—	—	1,109
Acquisition of treasury stock	—	—	—	—	(35,569)	(35,569)
Tax benefits associated with restricted stock units	—	27,903	—	—	—	27,903
Issuance of restricted stock units	—	2,978	—	—	—	2,978
Amortization of unearned compensation-net	—	8,618	—	—	—	8,618
Forfeitures of vested restricted stock units	—	(400)	—	—	—	(400)
Net income	—	—	56,799	—	—	56,799
Other comprehensive loss, net of taxes	—	—	—	(2,142)	—	(2,142)

Ending balance, September 30, 2007	$408	$305,514	$9,306	$2,234	$(42,197)	$275,265

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$56,799	$(13,378)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Stock compensation expense	8,784	5,535
Depreciation and amortization	5,169	4,771
Amortization, deferred commissions	7,948	2,879
Amortization, bond discount-net	—	(30)
Deferred rent	1,069	1
Gain from sale of marketable securities	(1,684)	(2,023)
Loss (gain) from sale of property and equipment	2	(1,056)
Equity in earnings of affiliate	—	(1,221)
Deferred income taxes	4,888	3,132
Foreign currency transaction (gain) loss	(417)	53
Changes in operating assets and liabilities:
Accounts receivable	(8,744)	(5,465)
Deferred commissions	(8,047)	(3,749)
Current income tax receivable	1,696	(15,233)
Other assets	(639)	(38)
Accrued compensation	3,303	1,938
Other liabilities and accrued expenses	960	(1,149)

Net cash provided by (used in) operating activities	71,087	(25,033)

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(56,788)	(34,006)
Proceeds from sale and maturities of marketable securities available-for-sale	10,591	93,608
Purchases of property and equipment	(3,888)	(3,266)
Proceeds from sale of property and equipment	1,171	1,152

Net cash (used in) provided by investing activities	(48,914)	57,488

Cash flows from financing activities:
Excess tax benefit associated with restricted stock awards	27,261	3,464
Issuance of common stock	943	880
Repurchase of common stock	(35,569)	(6,419)
Dividends to stockholders	(30,408)	(13,114)
Payment of capital lease obligations	(60)	(55)

Net cash used in financing activities	(37,833)	(15,244)

Net (decrease) increase in cash and cash equivalents	(15,660)	17,211
Effect of exchange rate changes	211	—
Cash and cash equivalents, beginning of the period	139,360	39,092

Cash and cash equivalents, end of the period	$123,911	$56,303

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the nine months ended September 30, 2007 and September 30, 2006, there was no cash paid for interest.

For the nine months ended September 30, 2007, the Company received cash tax refunds, net of taxes paid, of approximately $70,000. For the nine months ended September 30, 2006, the Company paid taxes, net of refunds, of approximately $1.3 million.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the nine months ended September 30, 2007 and 2006, the Company issued fully vested restricted stock units in the amount of $2.5 million and $2.0 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company issued unvested restricted stock units in the amount of $26.1 million and $12.1 million, respectively. For the nine months ended September 30, 2007 and 2006, forfeitures of restricted stock units totaled $2.9 million and $141,000, respectively. In addition, for the nine months ended September 30, 2007 and 2006, the Company recorded restricted stock unit dividend equivalents in the amount of $513,000 and $298,000, respectively.

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

Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940, the Company provides investment management services to individual and institutional investors through a wide range of closed-end mutual funds, open-end mutual funds and institutional separate accounts. The Company manages high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and large cap value stocks. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Through its registered broker/dealers, Securities and Advisors, the Company provides distribution services for certain of its funds and investment banking services to companies in real estate and real estate intensive businesses, including healthcare, respectively.

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

The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the three and nine months ended September 30, 2007 presentation.

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

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, generally based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service arrangements are recorded as incurred. During the third quarter of 2007, the Company made a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. During the second quarter of 2006, the Company made lump sum payments of $75.7 million to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying condensed consolidated statements of operations.

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes (“SFAS 109”). The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year. The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment for unrecognized tax benefits.

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

Currency Translation—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in accumulated other comprehensive income, net, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in the condensed consolidated statement of operations.

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

3. Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2007 (in thousands):

(in thousands)	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Non-compete agreements	4	$15,400	$(13,920)	$1,480
Client relationships	135	3,800	(251)	3,549
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(14,171)	$7,529

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amortization expense related to the intangible assets was approximately $1,191,000 and $1,110,000 for the three months ended September 30, 2007 and 2006, and approximately $3,567,000 and $3,331,000 for the nine months ended September 30, 2007 and 2006, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2007	$1,189
2008	688
2009	317
2010	317
2011	317
Thereafter	2,201

Total	$5,029

4. Investments

The following is a summary of the cost and fair value of investments in marketable securities as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007				December 31, 2006
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Market Value	Cost	Gains	Market Value
Preferred securities	$52,627	$—	$2,257	$50,370	$10,845	$111	$10,956
Equities	3,282	565	—	3,847	3,050	1,177	4,227
Fixed income	3,992	—	331	3,661	—	—	—
Company sponsored mutual funds	21,077	3,337	—	24,414	19,178	5,047	24,225

Total marketable securities	$80,978	$3,902	$2,588	$82,292	$33,073	$6,335	$39,408

For the three months ended September 30, 2007 and 2006, sales proceeds from Company-sponsored mutual funds were approximately $2,732,000 and $1,837,000, respectively, and gross realized gains were approximately $862,000 and $442,000, respectively. For the nine months ended September 30, 2007 and 2006, sales proceeds from Company-sponsored mutual funds were approximately $5,620,000 and $5,193,000, respectively, and gross realized gains were approximately $1,668,000 and $1,113,000, respectively. Dividend income from Company-sponsored mutual funds was approximately $56,000 and $51,000, for the three months ended September 30, 2007 and 2006, respectively, and approximately $188,000 and $189,000 for the nine months ended September 30, 2007 and 2006, respectively.

5. Property and Equipment

During the quarter ended September 30, 2007, the Company sold property and equipment at net book value of approximately $1,171,000 to a subtenant.

On June 1, 2006, the Company sold its fractional ownership interest in an aircraft for approximately $1,152,000. The aircraft had a net book value of approximately $96,000 at June 1, 2006. Pursuant to this transaction, the Company recognized a gain on sale of approximately $1,056,000.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. For the nine months ended September 30, 2006, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the nine months ended September 30, 2006, the Company would have added 628,000 common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. There were no anti-dilutive common stock equivalents excluded from the computation for the three and nine months ended September 30, 2007.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$15,861	$15,724	$56,799	$(13,378)

Basic weighted average shares outstanding	41,823	39,927	41,871	39,865
Dilutive potential shares from restricted stock awards	741	720	814	—

Diluted weighted average shares outstanding	42,564	40,647	42,685	39,865

Basic earnings (loss) per share	$0.38	$0.39	$1.36	$(0.34)

Diluted earnings (loss) per share	$0.37	$0.39	$1.33	$(0.34)

7. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the nine months ended September 30, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2007. The lower effective tax rate for the nine months ended September 30, 2006 of 33.5% was primarily the result of an adjustment to the net deferred tax asset resulting from lower state and local taxes and the application of a net operating loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements, to periods of lower tax rates.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized tax benefits. At the adoption date of January 1, 2007, the Company had approximately $1,731,000 of total gross unrecognized tax benefits. Of this total, approximately $1,133,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. At September 30, 2007, the Company had approximately $3,224,000 of total gross unrecognized tax benefits of which approximately $2,043,000 (net of federal benefit on state issues) would favorably affect the Company’s effective tax rate in future periods.

The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. The Company had accrued approximately $80,000 for the potential payment of interest at January 1, 2007, related to uncertain tax positions. At September 30, 2007, the Company had accrued approximately $323,000 in potential interest associated with uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by various taxing jurisdictions.

8. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$15,861	$15,724	$56,799	$(13,378)
Foreign currency translation gain adjustment	837	11	1,291	267
Net unrealized gain (loss) on available-for-sale securities, net of tax	(2,663)	348	(4,433)	250
Reclassification of realized gain on available-for-sale securities, net of tax	459	554	1,000	1,345

Total comprehensive income (loss)	$14,494	$16,637	$54,657	$(11,516)

9. Regulatory Requirements

Securities and Advisors, as registered broker/dealers and member firms of the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of September 30, 2007, Securities and Advisors had net capital of approximately $4,765,000 and $17,797,000, respectively, which exceeded their requirements by approximately $4,640,000 and $16,613,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of September 30, 2007, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $4,070,000 and the Foreign Regulated Entities exceeded those requirements by approximately $15,224,000.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Investment advisory and administration fees	$42,542	$31,980	$128,961	$89,337
Distribution and service fees	7,335	4,015	21,461	10,746

	$49,877	$35,995	$150,422	$100,083

For the three months ended September 30, 2007 and 2006, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $4,514,000 and $5,153,000, respectively, of advisory fees it was otherwise entitled to receive. For the nine months ended September 30, 2007 and 2006, the Company waived approximately $14,457,000 and $14,839,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waiver scheduled to take effect during that year. As of September 30, 2007, such scheduled reductions in advisory fee waiver were effective for four funds.

The Company has agreements with certain affiliated open and closed-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2007 and 2006, expenses of approximately $1,065,000 and $695,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2007 and 2006, expenses of approximately $3,035,000 and $1,761,000, respectively, were incurred.

For the three and nine months ended September 30, 2006, general and administrative expenses included $1,547,000 and $3,332,000, respectively, of sub-advisory fees paid to Cohen & Steers Europe S.A. (formerly Houlihan Rovers S.A.).

Included in accounts receivable at September 30, 2007 and December 31, 2006 are receivables due from Company-sponsored mutual funds of approximately $15,604,000 and $14,469,000, respectively. Included in other assets at December 31, 2006 are amounts due from Company-sponsored mutual funds of approximately $104,000.

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

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	September 30, 2007	September 30, 2006
Asset Management
Total revenue (1)	$64,631	$44,088
Total expenses	(44,600)	(28,241)
Net non-operating income	3,694	1,308

Income before provision for income taxes	$23,725	$17,155

Investment Banking
Total revenue	$4,820	$10,375
Total expenses	(3,350)	(4,362)
Net non-operating income	393	204

Income before provision for income taxes	$1,863	$6,217

Total
Total revenue (1)	$69,451	$54,463
Total expenses	(47,950)	(32,603)
Net non-operating income	4,087	1,512

Income before provision for income taxes	$25,588	$23,372

(1)	Total revenue in the 2006 period includes equity in earnings of affiliate of $513.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Asset Management
Total revenue (2)	$192,009	$121,930
Total expenses	(119,409)	(153,229)
Net non-operating income	7,571	5,014

Income (loss) before provision for income taxes	$80,171	$(26,285)

Investment Banking
Total revenue	$23,496	$13,208
Total expenses	(13,105)	(8,069)
Net non-operating income	1,050	400

Income before provision for income taxes	$11,441	$5,539

Total
Total revenue (2)	$215,505	$135,138
Total expenses	(132,514)	(161,298)
Net non-operating income	8,621	5,414

Income (loss) before provision for income taxes	$91,612	$(20,746)

(2)	Total revenue in the 2006 period includes equity in earnings of affiliate of $1,221.

The following table is a reconciliation of reportable segment income before provision for income taxes and income before provision for income taxes and equity in earnings of affiliate in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Income (loss) before provision for income taxes	$25,588	$23,372	$91,612	$(20,746)
Less: Equity in earnings of affiliate	—	(513)	—	(1,221)

Income (loss) before provision for income taxes and equity in earnings of affiliate	$25,588	$22,859	$91,612	$(21,967)

12. Subsequent Event

On November 7, 2007, CNS declared a quarterly cash dividend on its common stock in the amount of $0.20 per share. The dividend will be payable on December 27, 2007 to stockholders of record at the close of business on December 5, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 and September 30, 2006. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company included herein are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Closed-End Mutual Funds
Assets under management, beginning of period	$11,191	$10,098	$11,391	$9,674

Inflows	445	—	647	54
Market appreciation (depreciation)	(265)	588	(667)	958

Total increase (decrease)	180	588	(20)	1,012

Assets under management, end of period	$11,371	$10,686	$11,371	$10,686

Open-End Mutual Funds
Assets under management, beginning of period	$11,119	$6,740	$9,575	$5,591

Inflows	951	928	4,918	2,349
Outflows	(1,419)	(482)	(3,343)	(1,463)

Net inflows (outflows)	(468)	446	1,575	886
Market appreciation (depreciation)	191	599	(308)	1,308

Total increase (decrease)	(277)	1,045	1,267	2,194

Assets under management, end of period	$10,842	$7,785	$10,842	$7,785

Institutional Separate Accounts
Assets under management, beginning of period	$12,250	$6,407	$8,930	$5,226

Inflows	626	254	5,314	1,124
Outflows	(474)	(259)	(1,422)	(635)

Net inflows (outflows)	152	(5)	3,892	489
Market appreciation (depreciation)	108	594	(312)	1,281

Total increase	260	589	3,580	1,770

Assets under management, end of period	$12,510	$6,996	$12,510	$6,996

Total
Assets under management, beginning of period	$34,560	$23,245	$29,896	$20,491

Inflows	2,022	1,182	10,879	3,527
Outflows	(1,893)	(741)	(4,765)	(2,098)

Net inflows	129	441	6,114	1,429
Market appreciation (depreciation)	34	1,781	(1,287)	3,547

Total increase	163	2,222	4,827	4,976

Assets under management, end of period (1)	$34,723	$25,467	$34,723	$25,467

(1)	As of September 30, 2006, assets under management included $2.6 billion of assets managed by Cohen & Steers Europe S.A. (formerly Houlihan Rovers S.A.) through sub-advisory and similar arrangements.

Assets under management were $34.7 billion at September 30, 2007, a 36% increase from $25.5 billion at September 30, 2006. The increase was a result of net inflows of $7.8 billion, which included the offering of two closed-end mutual funds and the launch of one open-end mutual fund, market appreciation of $379 million and $1.0 billion from the fourth quarter 2006 acquisition of Cohen & Steers Europe S.A. (“CNS Europe”).

Closed-end mutual funds

Closed-end mutual fund assets under management increased 6% to $11.4 billion at September 30, 2007, compared with $10.7 billion at September 30, 2006. The increase in assets under management was attributable to the launch of Cohen & Steers Global Income Builder and Cohen & Steers Closed-End Opportunity Fund during the prior twelve month period, partially offset by market depreciation.

Closed-end mutual fund inflows were $445 million in the three months ended September 30, 2007. There were no closed-end mutual fund net inflows in the three months ended September 30, 2006 as no new common or preferred shares were offered during this period. Market depreciation was $265 million in the three months ended September 30, 2007, compared with market appreciation of $588 million in the three months ended September 30, 2006.

Closed-end mutual fund inflows were $647 million in the nine months ended September 30, 2007, compared with $54 million in the nine months ended September 30, 2006. Market depreciation was $667 million in the nine months ended September 30, 2007, compared with market appreciation of $958 million in the nine months ended September 30, 2006.

Open-end mutual funds

Open-end mutual fund assets under management increased 39% to $10.8 billion at September 30, 2007 from $7.8 billion at September 30, 2006. The increase in assets under management was due to a combination of net inflows, market appreciation, assets added through the acquisition of CNS Europe and the launch of one mutual fund.

Net outflows for open-end mutual funds were $468 million in the three months ended September 30, 2007, compared with net inflows of $446 million in the three months ended September 30, 2006. This was the first quarter since the second quarter of 2005 that open-end mutual funds experienced net outflows. Gross inflows increased slightly to $951 million in the three months ended September 30, 2007 from $928 million in the three months ended September 30, 2006. Gross outflows totaled $1.4 billion in the three months ended September 30, 2007, compared with $482 million in the three months ended September 30, 2006. Market appreciation was $191 million in the three months ended September 30, 2007, compared with market appreciation of $599 million in the three months ended September 30, 2006.

Net inflows for open-end mutual funds were $1.6 billion in the nine months ended September 30, 2007, compared with net inflows of $886 million in the nine months ended September 30, 2006. Gross inflows increased to $4.9 billion in the nine months ended September 30, 2007 from $2.3 billion in the nine months ended September 30, 2006. Gross outflows totaled $3.3 billion in the nine months ended September 30, 2007, compared with $1.5 billion in the nine months ended September 30, 2006. Market depreciation was $308 million in the nine months ended September 30, 2007, compared with market appreciation of $1.3 billion in the nine months ended September 30, 2006.

Institutional separate accounts

Institutional separate account assets under management increased 79% to $12.5 billion at September 30, 2007 from $7.0 billion at September 30, 2006. The increase in assets under management was due to net inflows, market appreciation and assets added through the acquisition of CNS Europe.

Institutional separate accounts had net inflows of $152 million in the three months ended September 30, 2007, compared with net outflows of $5 million in the three months ended September 30, 2006. Gross inflows increased to $626 million in the three months ended September 30, 2007 from $254 million in the three months ended September 30, 2006. Gross outflows totaled $474 million in the three months ended September 30, 2007, compared with $259 million in the three months ended September 30, 2006. Market appreciation was $108 million in the three months ended September 30, 2007, compared with market appreciation of $594 million in the three months ended September 30, 2006.

Institutional separate accounts had net inflows of $3.9 billion in the nine months ended September 30, 2007, compared with net inflows of $489 million in the nine months ended September 30, 2006. Gross inflows increased to $5.3 billion in the nine months ended September 30, 2007 from $1.1 billion in the nine months ended September 30, 2006. Gross outflows totaled $1.4 billion in the nine months ended September 30, 2007, compared with $635 million in the nine months ended September 30, 2006. Market depreciation was $312 million in the nine months ended September 30, 2007, compared with market appreciation of $1.3 billion in the nine months ended September 30, 2006.

Results of Operations

Three Months Ended September 30, 2007 compared with Three Months Ended September 30, 2006

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended
	September 30, 2007	September 30, 2006
Asset Management
Total revenue (1)	$64,631	$44,088
Total expenses	(44,600)	(28,241)
Net non-operating income	3,694	1,308

Income (loss) before provision for income taxes	$23,725	$17,155

Investment Banking
Total revenue	$4,820	$10,375
Total expenses	(3,350)	(4,362)
Net non-operating income	393	204

Income before provision for income taxes	$1,863	$6,217

Total
Total revenue (1)	$69,451	$54,463
Total expenses	(47,950)	(32,603)
Net non-operating income	4,087	1,512

Income (loss) before provision for income taxes	$25,588	$23,372

(1)	Total revenue in the 2006 period includes equity in earnings of affiliate of $513.

Revenue

Total revenue increased 28% to $69.5 million in the three months ended September 30, 2007 from $54.5 million in the three months ended September 30, 2006. This increase was primarily the result of increases in investment advisory and administration fees and distribution and service fee revenue, both of which are attributable to higher assets under management, partially offset by reduced investment banking fees.

Asset Management

Revenue

Revenue increased 47% to $64.6 million in the three months ended September 30, 2007 from $44.1 million in the three months ended September 30, 2006. Investment advisory and administration fees increased 43% to $54.9 million in the three months ended September 30, 2007, compared with $38.5 million in the three months ended September 30, 2006. Distribution and service fee revenue increased 83% to $7.3 million in the three months ended September 30, 2007, compared with $4.0 million in the three months ended September 30, 2006.

In the three months ended September 30, 2007, total investment advisory and administration revenue from closed-end mutual funds increased 14% to $19.3 million from $16.9 million in the three months ended September 30, 2006. The increase in closed-end mutual fund revenue was attributable to higher levels of average daily net assets resulting primarily from the launch of two closed-end mutual funds during the prior twelve month period, partially offset by market depreciation.

In the three months ended September 30, 2007, total investment advisory and administration revenue from open-end mutual funds increased 54% to $23.2 million from $15.1 million in the three months ended September 30, 2006. The increase was attributable to higher levels of average daily net assets resulting primarily from net inflows, the acquisition of CNS Europe and market appreciation.

In the three months ended September 30, 2007, total investment advisory and administration revenue from institutional separate accounts increased 90% to $12.4 million from $6.5 million in the three months ended September 30, 2006. The increase was attributable to higher levels of assets under management resulting from net inflows for both new and existing accounts, the acquisition of CNS Europe and market appreciation.

Distribution and service fee revenue increased 83% to $7.3 million in the three months ended September 30, 2007 from $4.0 million in the three months ended September 30, 2006. This increase in distribution and service fee revenue was primarily due to increased assets under management in Cohen & Steers International Realty Fund.

Expenses

Total operating expenses increased 58% to $44.6 million in the three months ended September 30, 2007 from $28.2 million in the three months ended September 30, 2006. The increase was due to increases in employee compensation and benefits, distribution and service fee expense, general and administrative expenses, and amortization of deferred commissions.

Employee compensation and benefits expense increased 40% to $17.5 million in the three months ended September 30, 2007 from $12.5 million in the three months ended September 30, 2006. This was primarily due to increased salary, incentive compensation and amortization of stock based compensation awards for employees hired during 2006 and the first nine months of 2007, partially offset by higher amounts of deferred compensation.

Distribution and service fee expense increased 154% to $14.3 million in the three months ended September 30, 2007 from $5.6 million in the three months ended September 30, 2006. This increase was primarily due to a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. Excluding the payments, distribution and service fee expenses increased 51% to $8.5 million in the three months ended September 30, 2007, from $5.6 million in the three months ended September 30, 2006. This increase was primarily due to higher average asset levels in the 2007 period.

General and administrative expenses increased 7% to $8.4 million in the three months ended September 30, 2007 from $7.8 million in the three months ended September 30, 2006. This increase was primarily attributable to higher rent expense associated with the lease of additional space at our corporate headquarters, mutual fund reimbursements, higher information technology expenses and higher travel and entertainment expense associated with our global expansion, partially offset by the elimination of subadvisory fees to CNS Europe resulting from its consolidation.

Amortization of deferred commissions increased 174% to $3.1 million in the three months ended September 30, 2007 from $1.1 million in the three months ended September 30, 2006. The increase was primarily attributable to increased inflows into Cohen & Steers International Realty Fund Class C shares for which commissions are capitalized and subsequently amortized.

Non-operating Income

Non-operating income increased 182% to $3.7 million in the three months ended September 30, 2007, compared with $1.3 million in the three months ended September 30, 2006. The increase was primarily attributable to increased interest and dividends due to higher levels of cash and cash equivalents and marketable securities and a capital gain distribution in the third quarter of 2007. Interest and dividends generated by cash flows from our operating activities for the prior period were impacted by cash paid in the beginning of the second quarter of 2006 in connection with the termination of compensation agreements related to certain of our closed-end mutual funds, proceeds received from issuance of common stock through a secondary offering at the end of the fourth quarter of 2006, and cash paid to satisfy employee withholding tax obligations on the delivery of restricted stock units in the beginning of the first quarter of 2007.

Investment Banking

Revenue

Revenue decreased 54% to $4.8 million in the three months ended September 30, 2007 from $10.4 million in the three months ended September 30, 2006. Revenue for both periods were primarily attributable to fees generated in connection with merger advisory and capital raising assignments. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 23% to $3.4 million in the three months ended September 30, 2007 from $4.4 million in the three months ended September 30, 2006, primarily due to decreases in employee compensation and benefits and general and administrative expenses.

Employee compensation and benefits expense decreased 25% to $2.7 million in the three months ended September 30, 2007 from $3.6 million in the three months ended September 30, 2006. This was primarily due to decreased production based compensation, partially offset by increased amortization of stock based compensation awards.

General and administrative expenses decreased 39% to $205,000 in the three months ended September 30, 2007 from $336,000 in the three months ended September 30, 2006. This was primarily due to decreased professional fees and travel and entertainment expenses.

Non-operating Income

Non-operating income increased 93% to $393,000 in the three months ended September 30, 2007, compared with $204,000 in the three months ended September 30, 2006. The increase was attributable to increased interest and dividends due to higher levels of cash and cash equivalents and marketable securities.

Income Taxes

We recorded an income tax expense of $9.7 million in the three months ended September 30, 2007, compared with $7.6 million in the three months ended September 30, 2006. The provision for income taxes in the three months ended September 30, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2007. The lower effective tax rate for the three months ended September 30, 2006 of 33.5% was primarily the result of an adjustment to the net deferred tax asset resulting from lower state and local taxes and the application of a net operating loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements, to periods of lower tax rates.

Nine Months Ended September 30, 2007 compared with Nine Months Ended September 30, 2006

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Nine Months Ended
	September 30, 2007	September 30, 2006
Asset Management
Total revenue (1)	$192,009	$121,930
Total expenses	(119,409)	(153,229)
Net non-operating income	7,571	5,014

Income (loss) before provision for income taxes	$80,171	$(26,285)

Investment Banking
Total revenue	$23,496	$13,208
Total expenses	(13,105)	(8,069)
Net non-operating income	1,050	400

Income (loss) before provision for income taxes	$11,441	$5,539

Total
Total revenue (1)	$215,505	$135,138
Total expenses	(132,514)	(161,298)
Net non-operating income	8,621	5,414

Income (loss) before provision for income taxes	$91,612	$(20,746)

(1)	Total revenue in the 2006 period includes equity in earnings of affiliate of $1,221.

Revenue

Total revenue increased 59% to $215.5 million in the nine months ended September 30, 2007 from $135.1 million in the nine months ended September 30, 2006. This increase was primarily the result of increases in investment advisory and administration fees and distribution and service fee revenue, both of which are attributable to higher assets under management and higher investment banking fees.

Asset Management

Revenue

Revenue increased 57% to $192.0 million in the nine months ended September 30, 2007 from $121.9 million in the nine months ended September 30, 2006. Investment advisory and administration fees increased 53% to $163.3 million in the nine months ended September 30, 2007, compared with $106.8 million in the nine months ended September 30, 2006. Distribution and service fee revenue increased 100% to $21.5 million in the nine months ended September 30, 2007, compared with $10.7 million in the nine months ended September 30, 2006.

In the nine months ended September 30, 2007, total investment advisory and administration revenue from closed-end mutual funds increased 20% to $58.4 million from $48.8 million in the nine months ended September 30, 2006. The increase in closed-end mutual fund revenue was attributable to higher levels of average daily net assets resulting primarily from the launch of two closed-end funds during the prior twelve month period, partially offset by market depreciation.

In the nine months ended September 30, 2007, total investment advisory and administration revenue from open-end mutual funds increased 74% to $70.6 million from $40.6 million in the nine months ended September 30, 2006. The increase was attributable to higher levels of average daily net assets resulting from net inflows, the acquisition of CNS Europe and market appreciation.

In the nine months ended September 30, 2007, total investment advisory and administration revenue from institutional separate accounts increased 97% to $34.3 million from $17.4 million in the nine months ended September 30, 2006. The increase was attributable to higher levels of assets under management resulting from net inflows for both new and existing accounts, the acquisition of CNS Europe and market appreciation during the prior twelve month period.

Distribution and service fee revenue increased 100% to $21.5 million in the nine months ended September 30, 2007 from $10.7 million in the nine months ended September 30, 2006. This increase in distribution and service fee revenue was primarily due to increased assets under management in Cohen & Steers International Realty Fund.

Expenses

Total operating expenses decreased 22% to $119.4 million in the nine months ended September 30, 2007 from $153.2 million in the nine months ended September 30, 2006, primarily due to a decrease in distribution and service fee expense, partially offset by increases in employee compensation and benefits, general and administrative expenses and amortization of deferred commissions.

Employee compensation and benefits expense increased 57% to $51.7 million in the nine months ended September 30, 2007 from $33.0 million in the nine months ended September 30, 2006. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for employees hired during 2006 and the first nine months of 2007, partially offset by higher amounts of deferred compensation.

Distribution and service fee expenses decreased 65% to $32.9 million in the nine months ended September 30, 2007 from $94.4 million in the nine months ended September 30, 2006. This decrease was primarily due to the $75.7 million in lump sum payments we made in the 2006 period to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds, partially offset by the $5.8 million payment in the 2007 period. Excluding these payments, distribution and service fee expenses increased 44% to $27.1 million in the nine months ended September 30, 2007, from $18.8 million in the nine months ended September 30, 2006. This increase was primarily due to higher average asset levels in the 2007 period.

General and administrative expenses increased 18% to $23.0 million in the nine months ended September 30, 2007 from $19.5 million in the nine months ended September 30, 2007. This increase was primarily attributable to increases in recruiter fees, higher rent associated with the lease of additional space at our corporate headquarters, mutual fund reimbursements, higher information technology expenses and higher travel and entertainment expense associated with our global expansion, partially offset by the elimination of subadvisory fees to CNS Europe resulting from its consolidation.

Amortization of deferred commissions increased 176% to $7.9 million in the nine months ended September 30, 2007 from $2.9 million in the nine months ended September 30, 2006. The increase was primarily attributable to increased inflows into Cohen & Steers International Realty Fund Class C shares for which commissions are capitalized and subsequently amortized.

Non-operating Income

Non-operating income increased 51% to $7.6 million in the nine months ended September 30, 2007, compared with $5.0 million in the nine months ended September 30, 2006. The increase was primarily attributable to increased interest and dividends due to higher levels of cash and cash equivalents and marketable securities partially offset by a decrease in gain from sale of property and equipment and lower gains from the sale of marketable securities. Interest and dividends generated by cash flows from our operating activities for the prior period were impacted by cash paid in the beginning of the second quarter of 2006 in connection with the termination of compensation agreements related to certain of our closed-end mutual funds, proceeds received from issuance of common stock through a secondary offering at the end of the fourth quarter of 2006, and cash paid to satisfy employee withholding tax obligations on the delivery of restricted stock units in the beginning of the first quarter of 2007. Gain from sale of property and equipment included a $1.1 million gain in the 2006 period resulting from the sale of our fractional ownership interest in an aircraft.

Investment Banking

Revenue

Revenue increased 78% to $23.5 million in the nine months ended September 30, 2007 from $13.2 million in the nine months ended September 30, 2006. Revenue for both periods were primarily attributable to fees generated in connection with merger advisory and capital raising assignments. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses increased 62% to $13.1 million in the nine months ended September 30, 2007 from $8.1 million in the nine months ended September 30, 2006, primarily due to an increase in employee compensation and benefits.

Employee compensation and benefits expense increased 90% to $10.8 million in the nine months ended September 30, 2007 from $5.7 million in the nine months ended September 30, 2006. This was primarily due to increased production based compensation and higher amortization of stock based compensation awards.

Non-operating Income

Non-operating income increased 163% to $1.1 million in the nine months ended September 30, 2007, compared with $400,000 in the nine months ended September 30, 2006. The increase was attributable to increased interest and dividends due to higher levels of cash and cash equivalents and marketable securities.

Income Taxes

We recorded an income tax expense of $34.8 million in the nine months ended September 30, 2007, compared with an income tax benefit of $7.4 million in the nine months ended September 30, 2006. The provision for income taxes in the nine months ended September 30, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2007. The lower effective tax rate for the nine months ended September 30, 2006 of 33.5% was primarily the result of an adjustment to the net deferred tax asset resulting from lower state and local taxes and the application of a net operating loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements, to periods of lower tax rates.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, accounts receivable and marketable securities were 78% and 74% of total assets as of September 30, 2007 and December 31, 2006, respectively.

Cash and cash equivalents decreased by $15.7 million in the nine months ended September 30, 2007. Net cash provided by operating activities was $71.0 million in the nine months ended September 30, 2007. Cash of $48.9 million was used in investing activities, primarily for the purchase of marketable securities in the amount of $56.8 million, partially offset by proceeds from sale and maturities of marketable securities available-for-sale of $10.6 million. Cash of $37.8 million was used in financing activities, primarily for dividends paid to stockholders of $30.4 million and common stock repurchases of $35.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by an excess tax benefit associated with delivery of restricted stock awards of $27.3 million.

Cash and cash equivalents increased $17.2 million in the nine months ended September 30, 2006. Net cash used in operating activities was $25.0 million in the nine months ended September 30, 2006. This was primarily the result of the $75.7 million lump sum payments made in the second quarter of 2006 referred to above. Cash of $57.5 million was provided by investing activities, primarily from the proceeds from sales and maturities of marketable securities in the amount of $93.6 million, partially offset by the purchase of $34.0 million of marketable securities. Cash of $15.3 million was used in financing activities, primarily for dividends paid to stockholders of $13.1 million and common stock repurchases of $6.4 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by an excess tax benefit associated with delivery of restricted stock awards of $3.5 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”) and our foreign regulated subsidiaries as prescribed by their respective regulatory organizations. At September 30, 2007, we exceeded our aggregate minimum regulatory capital requirements by $36.5 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of September 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	2012 and after	Total
Operating leases	$1,460	$6,963	$6,872	$6,992	$6,990	$16,610	$45,887
Capital lease obligations, net	14	47	29	3	—	—	93

Total contractual obligations	$1,474	$7,010	$6,901	$6,995	$6,990	$16,610	$45,980

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations, which may have an adverse impact on the value of our marketable securities. At September 30, 2007, approximately $24.4 million was invested in our sponsored mutual funds. We had approximately $50.4 million invested in preferred securities, $3.8 million invested in foreign and domestic equities and $3.7 million invested in fixed income instruments as of September 30, 2007.

In addition, a significant majority of our revenue—approximately 79% and 71% for the three months ended September 30, 2007 and 2006, respectively—is derived from investment advisory agreements with our clients.

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

As of September 30, 2007, 46% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

ITEM 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of September 30, 2007 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

ITEM 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2006 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2006 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2007	829	[1]	$39.64	—	—
August 1 through August 31, 2007	10,997	[1]	$31.67	—	—
September 1 through September 30, 2007	1,255	[1]	$34.31	—	—

Total	13,081		$32.43	—	—

1.	Purchases made by us primarily to satisfy income tax withholding obligations of certain employees.

ITEM 6.	Exhibits

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: November 8, 2007	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer