Form 10-K
period 2007-12-31
COHEN & STEERS INC
filed 2008-03-14
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO                 .

Commission File No. 001-32236

COHEN & STEERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 832-3232

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2007, was approximately $678 million. There is no non-voting common stock of the Registrant outstanding.

As of March 10, 2008, there were 41,479,723 shares of the Registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Cohen & Steers, Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2008 annual meeting of stockholders to be held on May 9, 2008 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC.

i

PART I

Item 1. Business

OVERVIEW

Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries manages high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and listed infrastructure securities and large cap value stocks. CNS and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.” We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

We completed the initial public offering of our common stock in 2004. Prior to the completion of the initial public offering and pursuant to a reorganization into a holding company structure, CNS became the parent holding company of Cohen & Steers Capital Management, Inc. (“CSCM”), our asset management subsidiary, and together with our direct and indirect subsidiaries, succeeded to the business conducted by CSCM and its subsidiaries since 1986.

We operate in two business segments (each of which is described below): Asset Management and Investment Banking. Financial information, by reportable segment, for each of the three years ended December 31, 2007, 2006 and 2005 is set forth in Note 15 to our consolidated financial statements, “Segment Reporting.”

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

Asset Management

At December 31, 2007, we managed $29.8 billion in assets—$10.3 billion in 11 closed-end mutual funds, $8.9 billion in 17 open-end mutual funds and $10.6 billion in 82 institutional separate account portfolios for institutional investors.

The assets we manage decreased 0.4% to $29.8 billion at December 31, 2007 from $29.9 billion at December 31, 2006. Changes in the assets we manage can come from two sources—inflows (or outflows) and market appreciation (or depreciation). The $110 million decrease in the assets we managed from 2006 to 2007 was the result of market depreciation of $5.5 billion partially offset by net inflows of $5.4 billion.

While we have maintained our position as one of the nation’s largest managers of real estate mutual funds, we have continued to diversify our asset management capabilities and expand our product offerings by:

• Launching Cohen & Steers SICAV Asia Pacific Real Estate Securities Fund, an open-end mutual fund for non-U.S. investors, in October 2007. The fund seeks income and long-term capital appreciation by investing in shares of publicly traded Asia Pacific real estate companies.

• Launching Cohen & Steers Global Income Builder, Inc., a closed-end mutual fund that capitalizes on all five of the company’s dividend-oriented strategies and employs a covered-call option overlay, in July 2007. This fund raised $534 million, including leverage.

• Our appointment as subadviser to the Harbor Large Cap Value Fund in June 2007.

• Launching Cohen & Steers European Realty Shares in April 2007, an open-end mutual fund that seeks total return through investment in European real estate equity securities.

Account Types

We manage three types of accounts: closed-end mutual funds, open-end mutual funds and institutional separate accounts.

Closed-End Mutual Funds. The 11 closed-end mutual funds for which we are the investment advisor are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by their shareholders. The trading price of the shares of a closed-end mutual fund is determined by supply and demand in the marketplace, which means the shares may trade at a premium or discount to the net asset value of the funds.

Investment advisory fees for the closed-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to nine of the eleven closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund’s average daily net assets. In the year ended December 31, 2007, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $78.0 million and accounted for 36% of investment advisory and administrative fee revenue.

In order to reduce expenses for certain of the closed-end mutual funds, we have agreed to waive a portion of the investment advisory fees otherwise payable by such funds. These waivers began to expire in January 2006 and continue through March 2012. Each of our investment advisory agreements with a closed-end mutual fund, including the fees payable under the waiver agreements, is subject, following the initial two year term, to annual approval by the mutual fund’s board of directors, including at least a majority of the independent directors. Our investment advisory and administration agreements with the closed-end mutual funds are generally terminable upon 60 or fewer days notice.

The table below describes each such closed-end mutual fund’s investment advisory fee charged in 2007 and what is scheduled to be charged, after giving effect to the amount of the fee that we have agreed to waive for each year (as a percentage of managed assets):

Year	Cohen & Steers Advantage Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Quality Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Premium Income Realty Fund, Inc. (through 8/31)	Cohen & Steers REIT and Utility Income Fund, Inc. (through 1/31)	Cohen & Steers Select Utility Fund, Inc. (through 3/31)	Cohen & Steers Worldwide Realty Income Fund, Inc. (through 3/31)
2007	0.57%	0.59%	0.60%	0.65%	0.65%	0.65%
2008	0.64%	0.65%	0.65%	0.65%	0.65%	0.80%
2009	0.71%	0.71%	0.70%	0.70%	0.70%	0.95%
2010	0.78%	0.77%	0.75%	0.75%	0.75%	0.95%
2011	0.85%	0.83%	0.80%	0.80%	0.80%	0.95%
2012	0.85%	0.85%	0.80%	0.85%	0.85%	0.95%

Open-End Mutual Funds. The 17 open-end mutual funds for which we are the investment advisor offer and issue new shares continuously as funds are invested and redeem shares when funds are withdrawn. The share price for purchases and redemptions of each of the open-end mutual funds is determined by each fund’s net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund’s assets less liabilities, divided by the fund’s total shares outstanding.

Investment advisory fees for the open-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund’s average daily net assets. In the year ended December 31, 2007, investment advisory and administrative fees from our open-end mutual funds totaled approximately $92.7 million and accounted for 43% of investment advisory and administrative fee revenue.

Our investment advisory and administration agreements with the open-end mutual funds are generally terminable upon 60 or fewer days notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval, after the first two years, by the open-end mutual fund’s board, as well as by a majority of the directors who are not interested persons, as defined by the Investment Company Act of 1940 (the “Investment Company Act”).

Institutional Separate Accounts. The 82 institutional separate accounts for which we are the investment advisor represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional separate account in a manner tailored to the investment preferences of that individual client as defined within each client’s individual investment advisory agreement. Our investment advisory agreements with the institutional separate account clients are generally terminable upon 60 days notice. In the year ended December 31, 2007, investment advisory fees from our institutional separate accounts totaled approximately $46.6 million and accounted for 21% of investment advisory and administrative fee revenue.

Sub-advisory assets, which may be sold to retail investors, are included in our institutional separate account assets. Sub-advisory assets represent accounts for which we have been named as a sub-advisor by the investment advisor to that account. As sub-advisor, we have responsibility for managing the portfolio’s investments, while the investment advisor oversees our performance as sub-advisor. Wrap fee assets represent assets received from investment programs, which bundle a number of investment services for one fee.

Portfolio Consulting and Other Services. As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfying the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2007, we provided such advisory consulting services to UITs with aggregate assets of $1.6 billion. These assets are not included in the assets we manage.

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

Each of the 28 mutual funds and 82 institutional separate accounts that we currently manage adheres to one of the following investment strategies, which may employ leverage:

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

Global Listed Infrastructure is a total return-oriented strategy that invests exclusively in publicly traded infrastructure companies around the world and seeks above average income.

Closed-end Opportunity is a total return strategy consisting of high current income and potential capital appreciation that invests in the common stock of other closed-end mutual funds.

Global Income Builder is a total return strategy that allocates to all five of our dividend-oriented portfolios and employs a covered call options overwriting strategy to enhance current income.

Our Distribution Network. Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisors and institutional investors. The open-end mutual funds for which we are the investment advisor are available for purchase with and without commissions through full service and discount broker/dealers and the significant networks serving financial advisors. We provide advisory and administration services to our closed-end and open-end mutual funds under the Cohen & Steers brand name. Cohen & Steers VIF Realty Income Fund, Inc., an open-end mutual fund, is offered to the variable insurance market.

Our institutional separate account relationships extend to institutions such as pension and endowment funds and insurance companies, and to high net worth individuals. We extend the reach of our distribution network by providing investment sub-advisory services to several mutual funds, with assets of approximately $6.1 billion as of December 31, 2007, which are sponsored by other financial institutions and distributed in the United States, Canada, Europe and Japan. These assets are included in the institutional separate account assets we manage.

Investment Banking

As a complement to our asset management business, and to capitalize on our extensive expertise in public real estate securities and companies, in 1999 we established an investment banking practice that specializes in providing services to companies in real estate and real estate intensive businesses, including healthcare.

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

On an annual basis, investment advisory fees for the mutual funds we manage are subject to approval by the mutual fund board of directors, as well as by a majority of the directors who are not interested persons, as defined by the Investment Company Act. On this basis, we believe that fund performance and expenses, based on the level of services we provide, for the mutual funds for which we are the investment advisor, compare favorably to competitor funds.

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

CSCM is registered as an investment advisor with the SEC and is subject to the requirements and regulations of the Investment Advisers Act of 1940 (the “Advisers Act”). Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions. Moreover, in our capacity as an investment advisor to mutual funds, we are subject to the Investment Company Act and its rules and regulations. The Investment Company Act regulates the relationship between a mutual fund and its investment advisor and prohibits or severely restricts principal transactions and joint transactions between a mutual fund and its investment advisor and other affiliates.

Our subsidiaries, Cohen & Steers Capital Advisors, LLC (“Advisors”) and Cohen & Steers Securities, LLC (“Securities”), are broker/dealers. The regulation of broker/dealers has, to a large extent, been delegated by the federal securities laws to SROs, which adopt rules that govern the industry. The Financial Industry Regulatory Authority (“FINRA”) is the designated SRO for Advisors and Securities and conducts periodic examinations of their operations. Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Our registered broker/dealer subsidiaries are each subject to certain net capital requirements under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The net capital requirements, which specify minimum net capital levels for registered broker/dealers, are designed to measure the financial soundness and liquidity of broker/dealers. In addition, these subsidiaries are subject to regulation under the laws of the states and territories in which they are registered to conduct securities or investment advisory businesses.

Our subsidiaries are subject to the USA PATRIOT Act of 2001 (the “PATRIOT Act”), which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. The PATRIOT Act contains anti-money laundering measures affecting insured depository institutions, broker/dealers and certain financial institutions. The PATRIOT Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We have established policies and procedures designed to ensure compliance with the PATRIOT Act and the related regulations.

Our subsidiaries, Cohen & Steers Asia Limited, Cohen & Steers UK Limited and Cohen & Steers Europe S.A. are subject to the laws of Hong Kong, the United Kingdom and Belgium, respectively, and are regulated by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Services Authority and the Belgium Banking, Finance and Insurance Commission, respectively. They each have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. Cohen & Steers Europe S.A. is also regulated by the Luxembourg Commission de Surveillance de Secteaur Financier. In addition, Cohen & Steers UK Limited and Cohen & Steers Europe S.A. must comply with the pan-European regime established by the Markets in Financial Instruments Directive which regulates the provision of investment services throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements.

The failure of our internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on us.

Additional legislation, changes in rules promulgated by the SEC, other international, federal and state regulatory authorities and SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect our method of operation and profitability. Our profitability could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other governmental agencies have been very active in investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, the effect of which will further regulate the mutual fund industry and impose additional compliance obligations, and costs for fulfilling such obligations, on us.

Employees

As of December 31, 2007, we had 220 full-time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

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

Our ability to operate our company effectively could be impaired if we lose, fail to retain or recruit key personnel.

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

As of December 31, 2007, 43% of the assets we managed were concentrated in U.S. real estate common stocks and 30% were concentrated in non-U.S. real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of a real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities could reduce the assets we manage and our revenue.

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

We may have limited ability to raise additional closed-end mutual fund assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end mutual funds. As of December 31, 2007, we raised $9.4 billion in closed-end mutual fund offerings of common and preferred shares since May 2001. The market conditions for these offerings may not be as favorable now or in the future, which could adversely impact our ability to grow the assets we manage and our revenue.

At December 31, 2007, our closed-end mutual funds had $3.5 billion in outstanding auction market preferred securities (“AMPS”). AMPS are perpetual securities with dividend rates that are reset periodically—often weekly or monthly—when buyers and sellers come together at an auction. There is currently an imbalance between the number of buyers and sellers in the AMPS market that has resulted in a number of “failed auctions.” This has created a lack of liquidity for AMPS investors. We cannot predict when the capital markets will come back into balance to achieve successful auctions for these securities and there is no assurance that market conditions will not change, which may require us to redeem or replace the AMPS issued by our closed-end mutual funds with an alternative form of financing.

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable.

Our investment advisory and administration agreements are generally terminable upon 60 or fewer days notice. In addition, open-end mutual fund investors may redeem their investments in the mutual funds at any time without prior notice. Moreover, each investment advisory agreement, including the fees payable thereunder, with a mutual fund is subject to annual approval by the mutual fund’s board, as well as by a majority of the directors who are not interested persons as defined by the Investment Company Act; such approval may not be granted. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationships with us, reduce the aggregate amount of the assets we manage or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares, increased redemptions of mutual fund shares, and the loss of institutional or individual accounts. Under certain circumstances, stockholder activists may pressure closed-end mutual funds for which we are the investment advisor to tender for their shares, open-end, liquidate or take other actions that may adversely affect the fees we receive from the affected closed-end mutual funds. The decrease in revenue that could result from any such event could have a material adverse effect on our business.

In addition, as required by the Investment Company Act and the Advisers Act, each of our investment advisory agreements automatically terminates upon its “assignment.” A sale of a sufficient number of shares of our voting securities could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect our ability to continue managing open-end and closed-end mutual funds and institutional separate accounts.

Loss of significant institutional separate accounts would decrease our revenue.

We managed 82 institutional separate account portfolios at December 31, 2007, of which the six largest represented approximately 49% of the institutional separate account assets we managed and approximately 17% of the total assets we managed. Approximately 7% of our total revenue in 2007 was derived from our six largest institutional separate account portfolios. Loss of, or significant withdrawal from, any of these institutional separate accounts would reduce our revenue. We have, from time to time, lost institutional separate accounts because of decisions by our clients to reallocate their assets to different asset classes or to move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.

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

A rise in interest rates could negatively impact our business.

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

A significant portion of the growth in the mutual fund assets we manage in recent years has been accessed through intermediaries. Loss of any of these distribution channels, and the inability to access clients through new distribution channels, could adversely affect our results of operations and business prospects.

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

We may not be successful in locating and hiring or acquiring such portfolio managers or asset management firms and any such hiring activity or acquisitions may not be successful. In addition, our business prospects and future growth are subject to our ability to successfully manage multiple offices and navigate legal and regulatory systems outside the United States. Furthermore, a change in the current tax treatment of dividends could adversely impact our business strategy.

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

Advisors may act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, Advisors has legal exposure. Underwriting involves both economic and litigation risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase and liquidate its commitments at less than the agreed purchase price. In addition, an underwriter may be subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Furthermore, because underwriting commitments require a charge against net capital, Advisors could find it necessary to limit its underwriting participations to remain in compliance with regulatory net capital requirements.

We could suffer losses in earnings or revenue if our reputation is harmed.

Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of assets under management and cause us to suffer a corresponding loss in earnings or revenue. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.

Expansion into international markets increases our operational, regulatory and other risks.

We have increased our international business activities over the past several years. As a result of such expansion, we face increased operational, regulatory, reputation and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such international expansion, could result in operational failures and regulatory fines or sanctions.

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

Our businesses are also subject to extensive regulation in the United States, including by the SEC and FINRA and internationally, including the Hong Kong Securities and Futures Commission, the United Kingdom Financial Services Authority, the Belgium Banking, Finance and Insurance Commission and the Luxembourg Commission de Surveillance de Secteaur Financier. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as an investment advisor or broker/dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us. These changes could have a substantial impact on the regulation and operation of mutual funds and could adversely affect the assets we manage and our revenue and net income.

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

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that have the effect of defraying certain of our expenses. If the ability of asset managers to use “soft dollars” were reduced or eliminated our operating expenses would potentially have increased by approximately $2.0 million in 2007. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated or significantly reduced.

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

We continue to experience significant growth in our business activities, both domestically and internationally. We must maintain adequate infrastructure to support this growth, including technological capacity, data centers, backup facilities and sufficient space for expanding staff levels. The failure to maintain an infrastructure commensurate with our expansion, particularly our international expansion, could impede our growth.

RISKS RELATED TO OUR COMMON STOCK

We are controlled by Mr. Cohen and Mr. Steers, whose interests may differ from those of other stockholders.

Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 57% of our common stock as of March 10, 2008. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who beneficially own, in the aggregate, 23,458,841 shares of our common stock as of March 10, 2008, have advised us that they intend to sell additional shares of our common stock over a period of time, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.

In August 2006, we filed a registration statement that covered resales of an aggregate of 15,500,000 shares owned by Messrs. Cohen and Steers and other selling shareholders and 4,500,000 primary shares to be offered and sold by us. In December 2006, Mr. Cohen, Mr. Steers and a trust benefiting Mr. Steers’ family, sold an aggregate of 1,500,000 shares and we sold 2,000,000 shares of our stock in a registered public offering under this registration statement.

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

Item 2. Properties

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in Seattle, Hong Kong, London and Brussels.

Item 3. Legal Proceedings

We are presently not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS.” As of March 10, 2008, there were 173 holders of record of our common stock. The closing sale price of our common stock on March 10, 2008 was $23.20 per share.

The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. On February 27, 2008, we declared a quarterly cash dividend on our common stock in the amount of $0.22 per share.

The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for the common stock:

Three Months Ended 2007	March 31	June 30	September 30	December 31
High price	$52.83	$56.00	$43.52	$41.03
Low price	$38.58	$40.28	$29.65	$26.54
Cash dividend declared per share	$0.20	$0.20	$0.20	$0.20

Three Months Ended 2006	March 31	June 30	September 30	December 31
High price	$24.94	$27.95	$33.00	$40.67
Low price	$18.60	$22.69	$22.51	$31.09
Cash dividend declared per share	$0.11	$0.11	$0.13	$0.13

During the three months ended December 31, 2007, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2007	2,324	$37.03	—	—
November 1 through November 30, 2007	344	$32.92	—	—
December 1 through December 31, 2007	90,649	$29.19	—	—

Total	93,317	$29.40	—	—

(1) Purchases made by us primarily to satisfy income tax withholding obligations of certain employees.

Item 6. Selected Financial Data

The selected consolidated financial data, together with other information presented below, has been derived from and should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The data reflect certain reclassifications to conform to the current year’s presentation. The amounts related to these reclassifications are not material to our consolidated financial statements.

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

The results presented for 2004 included operations as both a private and public company and are therefore not comparable with future periods. Our 2004 results include certain substantial charges related to the initial public offering of shares of our common stock, including a one-time non-cash compensation charge of $47.0 million attributable to the grant of fully vested RSUs to certain employees. General and administrative expenses prior to our initial public offering consisted primarily of professional fees, travel, marketing and rent expenses. However, as a result of operating as a public company, additional general and administrative expenses such as professional fees, transfer agent fees, directors and officers insurance, public company reporting fees, and other public company related costs were incurred, many of which will be recurring.

The 2006 results included a $75.7 million expense associated with the termination of additional compensation agreements entered into in connection with common share offerings of certain closed-end mutual funds.

The 2007 results include a $5.8 million expense associated with a payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA(1)

	Years Ended December 31,
($ in thousands, except per share data)	2007	2006	2005	2004(1)	2003(1)
Consolidated Statement of Income
Total revenue	$282,392	$191,472	$146,218	$114,113	$70,341
Total operating expenses	172,099	196,462	98,596	116,504	58,469

Operating income (loss)	110,293	(4,990)	47,622	(2,391)	11,872
Total non-operating income	11,475	7,490	6,257	1,109	279

Income (loss) before provision for income taxes and equity in earnings of affiliate	121,768	2,500	53,879	(1,282)	12,151
Provision for income taxes	46,272	837	22,880	(8,551)	100
Equity in earnings of affiliate	—	1,541	922	19	—

Net income	$75,496	$3,204	$31,921	$7,288	$12,051

Earnings per share data(2)
Basic	$1.80	$0.08	$0.80	$0.23	$0.45
Fully diluted	$1.77	$0.08	$0.79	$0.23	$0.45

Cash dividends declared per share	$0.80	$0.48	$0.42	$0.20	n/a

Consolidated Statement of Financial Condition
Cash and cash equivalents	$136,971	$139,360	$39,092	$30,164	$7,526
Marketable securities available-for-sale	93,703	39,408	87,276	69,935	6,439
Total assets	332,245	285,146	198,548	158,989	34,523
Total liabilities	50,330	43,737	33,853	13,354	13,749
Total stockholders’ equity	281,915	241,409	164,695	145,635	20,774

Other Financial Data (unaudited) ($ in Millions)
Assets under management (AUM) by account type:
Closed-end mutual funds	$10,274	$11,391	$9,674	$8,984	$4,791
Open-end mutual funds	8,900	9,575	5,591	5,199	3,897
Institutional separate accounts	10,612	8,930	5,226	4,118	2,992

Total AUM	$29,786	$29,896	$20,491	$18,301	$11,680

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties.

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

OVERVIEW

Cohen & Steers, Inc., together with its wholly-owned subsidiaries, is a manager of high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and listed infrastructure securities and large cap value stocks. We serve individual and institutional investors through a wide range of open-end mutual funds, closed-end mutual funds and institutional separate accounts. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

Assets Under Management

We manage three types of accounts: closed-end mutual funds, open-end load and no-load mutual funds and institutional separate accounts.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2007	2006	2005

CLOSED-END MUTUAL FUNDS
Assets under management, beginning of year	$11,391	$9,674	$8,984

Inflows	736	553	829
Market (depreciation) appreciation	(1,853)	1,164	(139)

Total (decrease) increase	(1,117)	1,717	690

Assets under management, end of year	$10,274	$11,391	$9,674

OPEN-END MUTUAL FUNDS
Assets under management, beginning of year	$9,575	$5,591	$5,199

Inflows	5,837	3,821	1,726
Outflows	(4,713)	(2,025)	(1,776)

Net inflows (outflows)	1,124	1,796	(50)
Acquisition(1)	—	163	—
Market (depreciation) appreciation	(1,799)	2,025	442

Total (decrease) increase	(675)	3,984	392

Assets under management, end of year	$8,900	$9,575	$5,591

INSTITUTIONAL SEPARATE ACCOUNTS
Assets under management, beginning of year	$8,930	$5,226	$4,118

Inflows	5,698	2,013	1,215
Outflows	(2,154)	(1,217)	(640)

Net inflows	3,544	796	575
Acquisition(1)	—	884	—
Market (depreciation) appreciation	(1,862)	2,024	533

Total increase	1,682	3,704	1,108

Assets under management, end of year	$10,612	$8,930	$5,226

TOTAL
Assets under management, beginning of year	$29,896	$20,491	$18,301

Inflows	12,271	6,387	3,770
Outflows	(6,867)	(3,242)	(2,416)

Net inflows	5,404	3,145	1,354
Acquisition(1)	—	1,047	—
Market (depreciation) appreciation	(5,514)	5,213	836

Total (decrease) increase	(110)	9,405	2,190

Assets under management, end of year(2)	$29,786	$29,896	$20,491

(1) Acquisition of remaining 50% of Cohen & Steers Europe S.A. (formerly Houlihan Rovers S.A.).

(2) As of December 31, 2005, assets under management included $543 million of assets managed by Cohen & Steers Europe S.A. through sub-advisory and similar arrangements.

Assets under management were $29.8 billion at December 31, 2007, a 0.4% decrease from $29.9 billion at December 31, 2006. Although end-of-period assets were down slightly year-over-year, average assets increased 37%, as the majority of our net inflows occurred during the first half of 2007 and the majority of market depreciation occurred during the last two months of 2007.

Closed-end mutual funds

Closed-end mutual fund assets under management were $10.3 billion at December 31, 2007 compared with $11.4 billion at December 31, 2006 and $9.7 billion at December 31, 2005. The decrease in assets under management from December 31, 2006 was primarily attributable to market depreciation of $1.9 billion partially offset by $736 million from offerings of common shares for a new fund and preferred shares for an existing fund. The increase in assets under management from December 31, 2005 was attributable to offerings of common and preferred shares to new and existing funds, as well as market appreciation during 2006.

Closed-end mutual fund inflows from common and preferred stock offerings were $736 million in the year ended December 31, 2007, compared with $553 million in the year ended December 31, 2006 and $829 million in the year ended December 31, 2005. In July 2007, Cohen & Steers Global Income Builder, Inc. (“INB”) was launched, raising $534 million, including leverage. Also, Cohen & Steers REIT and Utility Income Fund, Cohen & Steers Select Utility Fund, and Cohen & Steers Closed End Opportunity Fund, three existing closed-end mutual funds, raised $202 million of variable rate preferred shares in the year ended December 31, 2007. The majority of assets raised during 2006 occurred in November through the launch of Cohen & Steers Closed-End Opportunity Fund, which raised $499 million, net of underwriting fees. Also, Cohen & Steers REIT and Utility Income Fund, an existing closed-end mutual fund, raised $54 million of variable rate preferred shares in the year ended December 31, 2006. The majority of assets raised during 2005 occurred in the first half of the year through the launch of two new funds, which raised $531 million, and the issuance of preferred shares, which raised $298 million from three existing funds.

Market depreciation was $1.9 billion in the year ended December 31, 2007, compared with market appreciation of $1.2 billion in the year ended December 31, 2006 and market depreciation of $139 million in the year ended December 31, 2005.

Open-end mutual funds

Open-end mutual fund assets under management were $8.9 billion at December 31, 2007, compared with $9.6 billion at December 31, 2006 and $5.6 billion at December 31, 2005. The decrease in assets under management from December 31, 2006 was attributable to $1.8 billion of market depreciation partially offset by net inflows of $1.1 billion. The increase in assets under management from December 31, 2005 was attributable to market appreciation, net inflows and assets acquired in connection with the acquisition of Cohen & Steers Europe S.A. (formerly Houlihan Rovers S.A.).

Net inflows for open-end mutual funds were $1.1 billion in the year ended December 31, 2007, compared with net inflows of $1.8 billion in the year ended December 31, 2006 and net outflows of $50 million in the year ended December 31, 2005. Gross inflows increased to $5.8 billion in the year ended December 31, 2007 compared with $3.8 billion in the year ended December 31, 2006 and $1.7 billion in the year ended December 31, 2005. Gross outflows totaled $4.7 billion in the year ended December 31, 2007, compared with $2.0 billion in the year ended December 31, 2006 and $1.8 billion in the year ended December 31, 2005. Included in our open-end mutual fund activity in the year ended December 31, 2006 was the addition of $163 million in assets under management resulting from the acquisition of the remaining 50% of Cohen & Steers Europe S.A. in December 2006.

Market depreciation was $1.8 billion in the year ended December 31, 2007, compared with market appreciation of $2.0 billion in the year ended December 31, 2006 and market appreciation of $442 million in the year ended December 31, 2005.

Institutional separate accounts

Institutional separate account assets under management increased to $10.6 billion at December 31, 2007, compared with $8.9 billion at December 31, 2006 and $5.2 billion at December 31, 2005. The increase in assets under management from December 31, 2006 was attributable to net inflows of $3.5 billion partially offset by market depreciation of $1.9 billion. The increase in asset under management from December 31, 2005 was attributable to market appreciation, net inflows and assets under management acquired from Cohen & Steers Europe S.A.

Institutional separate accounts had net inflows of $3.5 billion in the year ended December 31, 2007, compared with net inflows of $796 million in the year ended December 31, 2006 and net inflows of $575 million in the year ended December 31, 2005. Gross inflows increased to $5.7 billion in the year ended December 31, 2007 from $2.0 billion in the year ended December 31, 2006 and $1.2 billion in the year ended December 31, 2005. Gross outflows totaled $2.2 billion in the year ended December 31, 2007, compared with $1.2 billion in the year ended December 31, 2006 and $640 million in the year ended December 31, 2005. Included in our institutional separate account activity in the year ended December 31, 2006 was the addition of $884 million in assets under management resulting from the acquisition of the remaining 50% of Cohen & Steers Europe S.A. in December 2006.

Market depreciation was $1.9 billion in the year ended December 31, 2007, compared with market appreciation of $2.0 billion in the year ended December 31, 2006 and $533 million in the year ended December 31, 2005.

RESULTS OF OPERATIONS

The following table of selected financial data presents our business segments in a manner consistent with the way we manage our businesses (in thousands):

	Years Ended December 31,
	2007	2006	2005
Asset Management
Total revenue, including equity in earnings of affiliate	$255,069	$174,255	$135,317
Total expenses	(155,597)	(184,487)	(89,335)
Net non-operating income	10,009	6,858	6,017

Income (loss) before provision for income taxes	$109,481	$(3,374)	$51,999

Investment Banking
Total revenue	$27,323	$18,758	$11,823
Total expenses	(16,502)	(11,975)	(9,261)
Net non-operating income	1,466	632	240

Income before provision for income taxes	$12,287	$7,415	$2,802

Total
Total revenue, including equity in earnings of affiliate	$282,392	$193,013	$147,140
Total expenses	(172,099)	(196,462)	(98,596)
Net non-operating income	11,475	7,490	6,257

Income before provision for income taxes	$121,768	$4,041	$54,801

2007 COMPARED WITH 2006

Total revenue, including equity in earnings of affiliate, increased 46% to $282.4 million in the year ended December 31, 2007 from $193.0 million in the year ended December 31, 2006. This increase was primarily the result of increases in investment advisory and administration fees and distribution and service fees attributable to higher assets under management during the year and an increase in investment banking fees.

Total operating expenses decreased 12% to $172.1 million in the year ended December 31, 2007 from $196.5 million in the year ended December 31, 2006, primarily due to a decrease in distribution and service fees, partially offset by increases in employee compensation and benefits, amortization of deferred commissions and general and administrative expense.

Asset Management

Revenue

Revenue, including equity in earnings of affiliate, increased 46% to $255.1 million in the year ended December 31, 2007 from $174.3 million in the year ended December 31, 2006. Investment advisory and administration fees increased 44% to $217.4 million in the year ended December 31, 2007, compared with $151.4 million in the year ended December 31, 2006.

In the year ended December 31, 2007, total investment advisory and administration revenue from closed-end mutual funds increased 16% to $78.0 million from $67.2 million in the year ended December 31, 2006. The increase in closed-end mutual fund revenue was due to higher levels of average daily net assets resulting from the launch of INB and Cohen & Steers Closed End Opportunity Fund and the issuance of preferred shares for three existing closed-end mutual funds.

In the year ended December 31, 2007, total investment advisory and administration revenue from open-end mutual funds increased 57% to $92.8 million from $58.9 million in the year ended December 31, 2006. The increase was primarily attributable to higher levels of average daily net assets resulting from overall net inflows, the majority of which was from Cohen & Steers International Realty Fund (“IRF”).

In the year ended December 31, 2007, total investment advisory and administration revenue from institutional separate accounts increased 84% to $46.6 million from $25.3 million in the year ended December 31, 2006. This increase was attributable to higher levels of assets resulting from record net inflows during the year.

Distribution and service fee revenue increased 80% to $28.4 million in the year ended December 31, 2007 from $15.7 million in the year ended December 31, 2006. This increase in distribution and service fee revenue was primarily due to increased assets in IRF.

Expenses

Total Asset Management operating expenses decreased 16% to $155.6 million in the year ended December 31, 2007 from $184.5 million in the year ended December 31, 2006, primarily due to a decrease in distribution and service fees, partially offset by increases in employee compensation and benefits, amortization of deferred commission and general and administrative expense.

Distribution and service fees decreased 60% to $40.5 million in the year ended December 31, 2007 from $101.4 million in the year ended December 31, 2006. This decrease was primarily due to the $75.7 million of payments, made in the second quarter of 2006, to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. The 2007 expenses included a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. Excluding these payments, distribution and service fee expenses would have increased 35% to $34.6 million in the year ended December 31, 2007 from $25.7 million in the year ended December 31, 2006, primarily due to higher average asset levels in the 2007 period.

Employee compensation and benefits increased 42% to $66.7 million in the year ended December 31, 2007 from $46.8 million in the year ended December 31, 2006. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for new employees hired during 2006 and 2007, partially offset by higher amounts of deferred compensation.

General and administrative increased 19% to $32.6 million in the year ended December 31, 2007, from $27.4 million in the year ended December 31, 2006. This increase was primarily attributable to higher rent expense associated with the lease of additional space at our corporate headquarters and higher travel and entertainment expense associated with our global expansion, partially offset by the elimination of subadvisory fees to Cohen & Steers Europe S.A. resulting from its consolidation.

Amortization of deferred commissions increased 147% to $10.7 million in the year ended December 31, 2007 from $4.3 million in the year ended December 31, 2006. The increase was primarily attributable to increased inflows in IRF class C shares for which commissions are capitalized and amortized.

Non-operating Income

Non-operating income, excluding our share of the net income of Cohen & Steers Europe S.A. in 2006, increased 46% to $10.0 million in the year ended December 31, 2007, compared with $6.9 million in the year ended December 31, 2006. This increase was primarily attributable to increased interest and dividends due to higher levels of marketable securities and a capital gain distribution in the third quarter of 2007, as well as income earned on the investment of proceeds from a primary share offering of common stock during the fourth quarter of 2006 and an increase in corporate profits. Interest and dividends generated by cash flows from our operating activities for the year ended December 31, 2006 were impacted by cash paid in the beginning of the second quarter of 2006 in connection with the termination of compensation agreements related to certain of our closed-end mutual funds, proceeds received from issuance of common stock through a secondary offering at the end of the fourth quarter of 2006, and cash paid to satisfy employee withholding tax obligations on the delivery of restricted stock units in the beginning of the first quarter of 2007.

Investment Banking

Revenue

Revenue increased 46% to $27.3 million in the year ended December 31, 2007 from $18.8 million in the year ended December 31, 2006. Revenue for both periods were primarily attributable to fees generated in connection with merger advisory assignments and capital raising transactions. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be reasonably predicted.

Expenses

Total Investment Banking operating expenses increased 38% to $16.5 million in the year ended December 31, 2007 from $12.0 million in the year ended December 31, 2006, primarily due to an increase in employee compensation and benefits.

Employee compensation and benefits expenses increased 54% to $13.5 million in the year ended December 31, 2007 from $8.7 million in the year ended December 31, 2006. This was primarily due to increased production based compensation and higher amortization of stock based compensation awards.

Non-operating Income

Non-operating income increased 132% to $1.5 million in the year ended December 31, 2007, compared with $0.6 million in the year ended December 31, 2006. This increase was attributable to increased interest and dividend income due to higher levels of cash and cash equivalents.

Income Taxes

We recorded an income tax expense of $46.3 million in the year ended December 31, 2007, compared with an income tax expense of $0.8 million in the year ended December 31, 2006. The provision for income taxes in the year ended December 31, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%. The lower effective tax rate for the year ended December 31, 2006 of 20.7% was primarily the result of an adjustment to the net deferred tax asset resulting from lower state and local taxes and the application of a tax loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements, to periods of lower tax rates.

2006 COMPARED WITH 2005

Total revenue, including equity in earnings of affiliate, increased 31% to $193.0 million in the year ended December 31, 2006 from $147.1 million in the year ended December 31, 2005. This increase was primarily the result of an increase in investment advisory and administration fees attributable to higher assets under management and an increase in investment banking fees.

Total operating expenses increased 99% to $196.5 million in the year ended December 31, 2006 from $98.6 million in the year ended December 31, 2005, primarily due to increases in distribution and service fees, employee compensation and benefits, and general and administrative expense.

Asset Management

Revenue

Revenue, including equity in earnings of affiliate, increased 29% to $174.3 million in the year ended December 31, 2006 from $135.3 million in the year ended December 31, 2005. Investment advisory and administration fees increased 27% to $151.4 million in the year ended December 31, 2006, compared with $119.2 million in the year ended December 31, 2005.

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

In the year ended December 31, 2006, total investment advisory and administration revenue from open-end mutual funds increased 40% to $58.9 million from $42.1 million in the year ended December 31, 2005. The increase was primarily attributable to higher levels of average daily net assets resulting from overall net inflows, the majority of which was from IRF and market appreciation across all open-end mutual funds.

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

Expenses

Total operating expenses increased 107% to $184.5 million in the year ended December 31, 2006 from $89.3 million in the year ended December 31, 2005, primarily due to an increase in distribution and service fees, employee compensation and benefits, and general and administrative expenses.

Distribution and service fees increased 245% to $101.4 million in the year ended December 31, 2006 from $29.4 million in the year ended December 31, 2005. This increase was primarily due to the $75.7 million of payments, made in the second quarter of 2006, to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. Excluding these payments, distribution and service fee expenses would have decreased 13% to $25.7 million in the year ended December 31, 2006 from $29.4 million in the year ended December 31, 2005. This decrease was primarily due to lower expenses in the 2006 period, as no distribution expenses were incurred for those compensation agreements that were terminated as of the beginning of the second quarter of 2006, and was partially offset by higher expenses in the 2006 period resulting from higher asset levels—primarily in our open-end mutual funds.

Employee compensation and benefits increased 51% to $46.8 million in the year ended December 31, 2006 from $30.9 million in the year ended December 31, 2005. This was primarily due to increased salary, production based compensation, incentive compensation and amortization of stock based compensation awards for new employees hired during 2005 and 2006, partially offset by higher amounts of deferred compensation.

General and administrative increased 29% to $27.4 million in the year ended December 31, 2006, from $21.2 million in the year ended December 31, 2005. This increase was primarily attributable to sub-advisory fees paid to Cohen & Steers Europe S.A. combined with higher travel expenses attributable to our global expansion.

Amortization of deferred commissions increased 29% to $4.3 million in the year ended December 31, 2006 from $3.4 million in the year ended December 31, 2005. The increase was primarily attributable to increased inflows in IRF class C shares for which commissions are capitalized and amortized.

Non-operating Income

Non-operating income, excluding our share of the net income of Cohen & Steers Europe S.A., increased 14% to $6.9 million in the year ended December 31, 2006 from $6.0 million in the year ended December 31, 2005. This increase was primarily attributable to a gain from the sale of a fractional ownership interest in an aircraft. Interest and dividend income decreased to $3.3 million in the year ended December 31, 2006 from $3.4 million in the year ended December 31, 2005 due to lower cash and cash equivalent balances resulting from the payments of $75.7 million to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds, partially offset by proceeds from a primary share offering of common stock and an increase in corporate profits.

Investment Banking

Revenue

Revenue increased 59% to $18.8 million in the year ended December 31, 2006 from $11.8 million in the year ended December 31, 2005. Revenue for the year ended December 31, 2006 was primarily attributable to fees generated in connection with merger advisory assignments and capital raising transactions. Revenue in the 2005 period was primarily attributable to a mix of merger advisory, capital raising and restructuring assignments. Revenue from investment banking activity is dependent on the completion of transactions, the timing of which cannot be reasonably predicted.

Expenses

Total operating expenses increased 29% to $12.0 million in the year ended December 31, 2006 from $9.3 million in the year ended December 31, 2005, primarily due to an increase in employee compensation and benefits.

Employee compensation and benefits increased 64% to $8.7 million in the year ended December 31, 2006 from $5.3 million in the year ended December 31, 2005. The increase was primarily due to increased production based compensation and higher amortization of stock based compensation awards.

Non-operating Income

Non-operating income increased 163% to $0.6 million in the year ended December 31, 2006, compared with $0.2 million in the year ended December 31, 2005. This increase was attributable to increased interest and dividend income due to higher levels of cash and cash equivalents.

Income Taxes

We recorded an income tax expense of $0.8 million in the year ended December 31, 2006, compared with an income tax expense of $22.9 million in the year ended December 31, 2005. The provision for income taxes includes U.S. federal, state, local and foreign taxes at a 20.7% effective tax rate for 2006. The $75.7 million of payments, made in the second quarter of 2006 to terminate certain compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds, resulted in a tax loss for the full fiscal year 2006 and will be applied to periods in which we have lower tax rates. The effective tax rate for 2006 includes an adjustment to the net deferred tax asset resulting from lower state and local taxes. The provision for income taxes in the year ended December 31, 2005, includes U.S. federal, state and local income taxes at an effective tax rate equal to 41.8%. Included in the tax provision in the year ended December 31, 2005 is an adjustment to the net deferred tax asset resulting from a change in the New York State tax law.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees a significant contributor. Cash and cash equivalents, accounts receivable and marketable securities available-for-sale were 78% and 74% of total assets as of December 31, 2007 and 2006, respectively.

Net cash provided by operating activities increased to $116.8 million in the year ended December 31, 2007 from $5.4 million and $49.7 million in the years ended December 31, 2006 and 2005, respectively. The increase in 2007 was primarily due to the reduction in 2006 attributable to the $75.7 million of payments in 2006 to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

Net cash used in investing activities was $72.4 million in the year ended December 31, 2007 compared with net cash provided by investing activities of $45.5 million and net cash used in investment activities of $23.2 million in the years ended December 31, 2006 and 2005, respectively. In 2007, net cash used in investing activities was primarily comprised of $83.5 million of purchases of marketable securities and $5.3 million of purchases of property and equipment, partially offset by $15.3 million of proceeds from sale and maturities of marketable securities. In 2006, net cash provided by investing activities was primarily comprised of $95.9 million of proceeds from the sale and maturities of marketable securities partially offset by $40.7 million of purchases of marketable securities and net cash paid for Cohen & Steers Europe S.A. of $6.9 million. In 2005, net cash used in investing activities was primarily comprised of $58.9 million of purchases of marketable securities and $7.6 million of purchases of property and equipment partially offset by $42.8 million of proceeds from the sale and maturities of marketable securities.

Net cash used in financing activities was $47.4 million in the year ended December 31, 2007 compared with net cash provided by financing activities of $49.4 million and net cash used in financing activities of $17.6 million in the years ended December 31, 2006 and 2005, respectively. In 2007, net cash used in financing activities was primarily comprised of $38.7 million for the payment of dividends to stockholders and $38.3 million for the repurchase of common stock, partially offset by $28.7 million of excess tax benefits associated with delivery of restricted stock awards. In 2006, net cash provided by financing activities was primarily comprised of $71.3 million of proceeds from the issuance of common stock through a secondary offering partially offset by cash used in financing activities of $18.3 million for the payment of dividends to stockholders and $6.6 million for the repurchase of common stock. In 2005, net cash used in financing activities was primarily due to $16.3 million for the payment of dividends.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the SEC. At December 31, 2007, we exceeded our aggregate minimum regulatory capital requirements by approximately $26.8 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At December 31, 2007, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $18.8 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	2013 and after	Total
Operating leases	$6,947	$6,856	$6,977	$6,974	$7,144	$9,376	$44,274
Capital lease obligations, net	44	28	3	—	—	—	75

Total contractual obligations	$6,991	$6,884	$6,980	$6,974	$7,144	$9,376	$44,349

We had $5.5 million of total gross unrecognized tax benefits as of December 31, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.5 million (net of the federal benefit on state issues). We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.5 million. See Note 13 to the consolidated financial statements for additional disclosures related to FIN 48.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the net liability for unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The consensus reached in EITF 06-11 should be applied prospectively to the income tax benefits of dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 on January 1, 2008 will not have a material impact on our consolidated financial statements.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year, with earlier application permitted. The adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value. SFAS 157 is effective for the 2008 calendar year, with earlier application permitted. The adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations which may have an adverse impact on the value of our marketable securities. At December 31, 2007, approximately $24.8 million was invested in our sponsored mutual funds. We had approximately $53.3 million invested in preferred equity securities, $4.5 million invested in domestic fixed income and $11.1 million invested in foreign and domestic equities as of December 31, 2007.

In addition, a significant majority of our revenue—approximately 77%, 79% and 82% for the years ended December 31, 2007, 2006 and 2005, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

As of December 31, 2007, 43% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

Item 9A. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007.

Based on that evaluation, our co-chief executive officers and our chief financial officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors—Information Concerning the Nominees and Directors” and “Item 1: Election of Directors—Other Executive Officers” of the Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Item 1: Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding our Code of Business Conduct and Ethics and committees of our Board of Directors under the caption “Item 1: Election of Directors—Corporate Governance at Cohen & Steers” and “Item 2: Election of Directors—Information about the Board and its Committees” in the Proxy Statement is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Item 1: Election of Directors—Ownership of Cohen & Steers Common Stock” and “Item 2: Approval of Amended and Restated Stock Incentive Plan—Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the section captioned “Item 1: Election of Directors—Certain Relationships and Related Transactions” and “Item 1: Election of Directors—Corporate Governance at Cohen & Steers” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information regarding our independent registered public accounting firm fees and services in the section captioned “Item 4: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
		Included herein at pages F-1 through F-22.
	2.	Financial Data Schedules
		All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3.	Exhibits

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(1)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. 2004 Stock Incentive Plan*(1)
10.5	—Cohen & Steers, Inc. 2004 Annual Incentive Plan*(1)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(3)
10.11	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen* (filed herewith)
10.12	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (filed herewith)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto).
31.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

March 14, 2008

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

Signature	Title	Date

/S/ MARTIN COHEN Martin Cohen	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 14, 2008

/S/ ROBERT H. STEERS Robert H. Steers	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 14, 2008

/S/ RICHARD E. BRUCE Richard E. Bruce	Director	March 14, 2008

/S/ PETER L. RHEIN Peter L. Rhein	Director	March 14, 2008

/S/ RICHARD P. SIMON Richard P. Simon	Director	March 14, 2008

/S/ EDMOND D. VILLANI Edmond D. Villani	Director	March 14, 2008

/S/ MATTHEW S. STADLER Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/S/ BERNARD M. DOUCETTE Bernard M. Doucette	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2008

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

New York, NY

March 13, 2008

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$136,971	$139,360
Marketable securities available-for-sale	93,703	39,408
Accounts receivable	30,112	31,611
Property and equipment—net	12,226	10,539
Deferred commissions—net	4,101	6,248
Goodwill	21,450	20,609
Intangible assets—net	6,340	10,597
Deferred income tax asset—net	20,412	17,869
Other assets	6,930	8,905

Total assets	$332,245	$285,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$31,343	$24,100
Dividends payable	—	5,481
Deferred rent	3,369	1,773
Other liabilities and accrued expenses	15,618	12,383

	50,330	43,737

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,142,827 and 38,848,412 shares issued and outstanding at December 31, 2007 and 2006, respectively	411	388
Additional paid-in capital	310,459	265,326
Retained earnings (accumulated deficit)	19,567	(22,053)
Accumulated other comprehensive (loss) income, net of tax	(3,581)	4,376
Less: Treasury stock, at cost, 1,153,998 and 314,576 shares at December 31, 2007 and 2006, respectively	(44,941)	(6,628)

Total stockholders’ equity	281,915	241,409

Total liabilities and stockholders’ equity	$332,245	$285,146

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share data)	2007	2006	2005
Revenue:
Investment advisory and administration fees	$217,370	$151,373	$119,195
Distribution and service fees	28,402	15,748	11,955
Portfolio consulting and other	9,297	5,593	3,245
Investment banking fees	27,323	18,758	11,823

Total revenue	282,392	191,472	146,218

Expenses:
Employee compensation and benefits	80,143	55,569	36,269
Distribution and service fees	40,460	101,364	29,385
General and administrative	33,777	28,786	23,300
Depreciation and amortization	6,990	6,403	6,283
Amortization, deferred commissions	10,729	4,340	3,359

Total expenses	172,099	196,462	98,596

Operating income (loss)	110,293	(4,990)	47,622

Non-operating income (expense):
Interest and dividend income	9,248	3,892	3,622
Gain from sale of marketable securities—net	1,784	2,637	2,534
(Loss) gain from sale of property and equipment—net	(2)	1,042	289
Foreign currency transaction gain (loss)—net	445	(81)	(86)
Interest expense	—	—	(102)

Total non-operating income	11,475	7,490	6,257

Income before provision for income taxes and equity in earnings of affiliate	121,768	2,500	53,879
Provision for income taxes	46,272	837	22,880
Equity in earnings of affiliate	—	1,541	922

Net income	$75,496	$3,204	$31,921

Earnings per share:
Basic	$1.80	$0.08	$0.80

Diluted	$1.77	$0.08	$0.79

Weighted average shares outstanding:
Basic	41,869	40,033	39,991

Diluted	42,655	40,711	40,324

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Years Ended December 31, 2007, 2006 and 2005
(in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Beginning balance, January 1, 2005	$354	$165,048	$(21,557)	$1,790	$—	$145,635
Dividends	—	—	(16,741)	—	—	(16,741)
Issuance of common stock	—	676	—	—	—	676
Tax benefits associated with restricted stock units	—	941	—	—	—	941
Repurchase of common stock	—	—	—	—	(20)	(20)
Issuance of restricted stock units	—	91	—	—	—	91
Amortization of unearned compensation	—	4,821	—	—	—	4,821
Forfeitures of restricted stock awards	—	(1,193)	—	—	—	(1,193)
Net income	—	—	31,921	—	—	31,921
Other comprehensive loss, net of taxes	—	—	—	(1,436)	—	(1,436)

Ending balance, December 31, 2005	354	170,384	(6,377)	354	(20)	164,695

Dividends	—	—	(18,880)	—	—	(18,880)
Issuance of common stock	34	82,361	—	—	—	82,395
Tax benefits associated with restricted stock units	—	2,975	—	—	—	2,975
Repurchase of common stock	—	—	—	—	(6,608)	(6,608)
Issuance of restricted stock units	—	2,443	—	—	—	2,443
Amortization of unearned compensation	—	7,312	—	—	—	7,312
Forfeitures of restricted stock awards	—	(149)	—	—	—	(149)
Net income	—	—	3,204	—	—	3,204
Other comprehensive income, net of taxes	—	—	—	4,022	—	4,022

Ending balance, December 31, 2006	388	265,326	(22,053)	4,376	(6,628)	241,409

Dividends	—	—	(33,876)	—	—	(33,876)
Issuance of common stock	23	1,210	—	—	—	1,233
Tax benefits associated with restricted stock units	—	29,537	—	—	—	29,537
Repurchase of common stock	—	—	—	—	(38,313)	(38,313)
Issuance of restricted stock units	—	3,170	—	—	—	3,170
Amortization of unearned compensation	—	11,622	—	—	—	11,622
Forfeitures of restricted stock awards	—	(406)	—	—	—	(406)
Net income	—	—	75,496	—	—	75,496
Other comprehensive loss, net of taxes	—	—	—	(7,957)	—	(7,957)

Ending balance, December 31, 2007	$411	$310,459	$19,567	$(3,581)	$(44,941)	$281,915

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$75,496	$3,204	$31,921
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	11,808	7,335	5,853
Amortization, deferred commissions	10,729	4,340	3,359
Depreciation and amortization	6,990	6,403	6,283
Amortization, bond discount—net	—	(30)	(177)
Deferred rent	1,596	135	1,581
Gain from sale of marketable securities—net	(1,784)	(2,637)	(2,534)
Loss (gain) from sale of property and equipment—net	2	(1,042)	(289)
Equity in earnings of affiliate	—	(1,541)	(1,362)
Deferred income taxes	3,325	1,191	(4,235)
Foreign currency transaction (gain) loss—net	(103)	81	86
Changes in operating assets and liabilities:
Accounts receivable	1,602	(12,567)	(5,977)
Deferred commissions	(8,582)	(6,117)	(2,114)
Other assets	2,674	(4,453)	(577)
Accrued compensation	9,178	10,331	13,604
Other liabilities and accrued expenses	3,865	732	4,255

Net cash provided by operating activities	116,796	5,365	49,677

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(83,528)	(40,728)	(58,867)
Proceeds from sale and maturities of marketable securities available-for-sale	15,310	95,860	42,800
Cash paid for Cohen & Steers Europe S.A. acquisition, net of cash received	—	(6,890)	—
Purchases of property and equipment	(5,330)	(3,895)	(7,604)
Proceeds from sale of property and equipment	1,175	1,152	485

Net cash (used in) provided by investing activities	(72,373)	45,499	(23,186)

Cash flows from financing activities:
Issuance of common stock	1,048	71,341	497
Excess tax benefits associated with restricted stock awards	28,705	2,975	—
Dividends to stockholders	(38,727)	(18,278)	(16,338)
Repurchase of common stock	(38,313)	(6,608)	(20)
Payment of capital lease obligations	(79)	(26)	(49)
Principal payments on long-term debt	—	—	(1,653)

Net cash (used in) provided by financing activities	(47,366)	49,404	(17,563)

Net (decrease) increase in cash and cash equivalents	(2,943)	100,268	8,928
Effect of exchange rate changes	554	—	—
Cash and cash equivalents, beginning of the year	139,360	39,092	30,164

Cash and cash equivalents, end of the year	$136,971	$139,360	$39,092

See notes to consolidated financial statements

Supplemental disclosures of cash flow information:

For the years ended December 31, 2007 and 2006, there was no cash paid for interest. For the year ended December 31, 2005, cash paid for interest totaled $109,000.

For the years ended December 31, 2007, 2006, and 2005, cash paid for taxes, net of refunds, totaled $8.0 million, $1.3 million, and $26.1 million, respectively.

Supplemental disclosures of non-cash operating, investing and financing activities:

In connection with its stock incentive plan, the Company issued for the years ended December 31, 2007, 2006, and 2005, fully vested restricted stock units in the amount of $2.5 million, $2.1 million, and $92,000, respectively. For the years ended December 31, 2007, 2006, and 2005, the Company issued unvested restricted stock units in the amount of $26.1 million, $12.4 million and $5.0 million, respectively. For the years ended December 31, 2007, 2006, and 2005, forfeitures of restricted stock units totaled $2.5 million, $672,000, $1.4 million, respectively. In addition, for the years ended December 31, 2007 and 2006, the Company issued restricted stock unit dividend equivalents in the amount of $630,000 and $362,000, respectively.

On December 18, 2006, the Company issued shares of its common stock with an aggregate value of approximately $10.9 million in connection with its acquisition of the remaining 50% of Cohen & Steers Europe S.A.

For the year ended December 31, 2007, there was no cash acquisition for property and equipment under capital leases. For the years ended December 31, 2006 and 2005, the Company acquired property and equipment under capital leases in the amount of $68,000 and $110,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Cohen & Steers, Inc. (“CNS”) was organized as a Delaware corporation on March 17, 2004. CNS was formed to be the holding company for Cohen & Steers Capital Management, Inc. (“CSCM”), a New York corporation, and to allow for the issuance of common stock to the public.

The consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s significant wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”) and Cohen & Steers Capital Advisors, LLC (“Advisors” and collectively, the “Company”). In addition, CNS has direct and indirect wholly-owned subsidiaries in Brussels, Hong Kong and London. All material intercompany balances and transactions have been eliminated in consolidation.

Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company provides investment management services to individual and institutional investors through a wide range of closed-end mutual funds, open-end mutual funds and institutional separate accounts. The Company manages high-income equity portfolios, specializing in U.S. REITs, international real estate securities, preferred securities, utilities and listed infrastructure securities and large cap value stocks. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Through its registered broker/dealers, Securities and Advisors, the Company provides distribution services for certain of its funds and investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

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

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. The amounts related to these reclassifications are not material to the Company’s consolidated financial statements.

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

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fees arrangements are recorded as incurred. During the third quarter of 2007, the Company made a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. During the second quarter of 2006, the Company made payments of $75.7 million to terminate compensation agreements entered into in connection with the common share offerings of certain of its closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying consolidated statements of income for the years ended December 31, 2007 and 2006, respectively.

Investment Banking Fees—Revenue is generally recognized when transactions are completed, pursuant to the terms of the agreements applicable to each transaction.

Currency Translation—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in accumulated other comprehensive income, net, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in the consolidated statements of income.

Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income. Comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale (net of tax) and foreign currency translation adjustments (net of tax).

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes. The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment for unrecognized tax benefits.

Stock-based Compensation—The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures.

Recently Issued Accounting Pronouncements—In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The consensus reached in EITF 06-11 should be applied prospectively to the income tax benefits of dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 on January 1, 2008 will not have a material impact on our consolidated financial statements.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year. The adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value. SFAS 157 is effective for the 2008 calendar year. The adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

3. Goodwill and Other Intangible Assets

As of December 31, 2005, the Company had a non-controlling 50% interest of approximately $4.4 million, which included approximately $2.7 million of goodwill, in Cohen & Steers Europe S.A. (formerly Houlihan Rovers S.A.), a Belgium-based global real estate securities asset manager. The Company accounted for its investment in Cohen & Steers Europe S.A. using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. For the years ended December 31, 2006 and 2005, the Company recognized approximately $1,541,000 and $922,000, respectively, of income under this method.

On December 18, 2006, the Company acquired the remaining 50% of Cohen & Steers Europe S.A. for approximately $17,810,000, net of cash acquired.

During 2007, the Company finalized the purchase price valuation and allocation associated with its acquisition of Cohen & Steers Europe S.A. The following summarizes the changes in the Company’s goodwill and intangible assets during the year ended December 31, 2007 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2007	$20,609	$3,486	$2,300
Purchase price finalization	(481)	300	200
Currency revaluation	1,322	—	—
Amortization during 2007	—	(316)	—

Balance at December 31, 2007	$21,450	$3,470	$2,500

The Company’s goodwill and intangible assets resulting from the acquisition of Cohen & Steers Europe S.A. are entirely related to the Asset Management business segment.

The Company also has an intangible asset, which expires in January 2008, that reflects the independently determined value of the non-competition agreements that the Company received from certain employees who were awarded fully vested RSUs at the time of the Company’s initial public offering. The intangible asset, with an original value of $15,400,000, is being amortized on a straight-line basis over the life of these agreements.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the non-goodwill intangible assets at December 31, 2007 and 2006 (in thousands):

	Remaining Weighted Average Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2007
Finite lived intangible assets:
Non-compete agreements	1	$15,400	$(15,030)	$370
Client relationships	132	3,800	(330)	3,470
Indefinite lived intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(15,360)	$6,340

2006
Finite lived intangible assets:
Non-compete agreements	13	$15,400	$(10,589)	$4,811
Client relationships	144	3,500	(14)	3,486
Indefinite lived intangible assets:
Mutual fund management contracts	—	2,300	—	2,300

Total		$21,200	$(10,603)	$10,597

Amortization expense related to the intangible assets was approximately $4,757,000, $4,455,000 and $4,441,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense
2008	$687
2009	317
2010	317
2011	317
2012	317
Thereafter	1,885

Total	$3,840

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments

The following is a summary of the cost, gross unrealized gains, losses and fair value of investments in marketable securities at December 31, 2007 and 2006 (in thousands):

	December 31, 2007				December 31, 2006
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Preferred equity securities	$60,945	$—	$(7,646)	$53,299	$10,845	$140	$(29)	$10,956
Equities	11,882	427	(1,174)	11,135	3,050	1,177	—	4,227
Fixed income	5,256	—	(750)	4,506	—	—	—	—
Company-sponsored mutual funds	25,011	1,633	(1,881)	24,763	19,178	5,047	—	24,225

Total marketable securities	$103,094	$2,060	$(11,451)	$93,703	$33,073	$6,364	$(29)	$39,408

Sales proceeds, gross realized gains and losses, and dividend income from investments in marketable securities and Company-sponsored mutual funds for the years ended December 31, 2007, 2006 and 2005 are summarized below (in thousands):

	Investment in Marketable Securities			Company-Sponsored Mutual Funds
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Proceeds from sales and maturities	$15,310	$95,860	$42,800	$7,583	$6,981	$6,756
Gross realized gains	2,658	3,126	2,611	2,487	1,734	2,457
Gross realized losses	(874)	(489)	(77)	—	—	—
Dividend income	2,899	1,054	930	362	407	485

Unrealized losses on investments in marketable securities as of December 31, 2007, the majority of which had been in a loss position for less than twelve months, were generally caused by market conditions and not changes in credit quality. The Company has the ability and intent to hold these investments until a recovery of fair value, which may mean until maturity, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.

5. Property and Equipment

The following is a summary of property and equipment at December 31, 2007 and 2006 (in thousands):

	2007	2006
Equipment	$6,529	$3,676
Furniture and fixtures	2,134	2,128
Software	1,531	942
Leasehold improvements	7,237	6,854

Subtotal	17,431	13,600
Less: Accumulated depreciation and amortization	(5,205)	(3,061)

Property and equipment, net	$12,226	$10,539

Depreciation and amortization expense related to property and equipment was $2,233,000, $1,948,000 and $1,842,000 for the years ended December 2007, 2006 and 2005, respectively.

On June 1, 2006, the Company sold its fractional ownership interest in an aircraft for approximately $1,152,000. The aircraft had a net book value of approximately $96,000 at June 1, 2006. Pursuant to this transaction, the Company recognized a gain on sale of approximately $1,056,000.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. There were no anti-dilutive common stock equivalents excluded from the computation for the years ended December 31, 2007, 2006 and 2005.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Net income	$75,496	$3,204	$31,921

Basic weighted average shares outstanding	41,869	40,033	39,991
Dilutive potential shares from restricted stock awards	786	678	333

Dilutive weighted average shares outstanding	42,655	40,711	40,324

Basic earnings per share	$1.80	$0.08	$0.80

Diluted earnings per share	$1.77	$0.08	$0.79

7. Stock-Based Compensation

2004 STOCK INCENTIVE PLAN

The Cohen & Steers 2004 Stock Incentive Plan (the “SIP”) provides for the issuance of RSUs, stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 9.5 million shares of common stock may be granted under the SIP. At December 31, 2007, RSUs with respect to approximately 7.0 million shares of common stock were issued.

RESTRICTED STOCK UNITS

Vested Restricted Stock Unit Grants

At the time of the initial public offering, the Company granted awards of vested RSUs to certain employees pursuant to the SIP. Certain of these awards replaced all outstanding Stock Appreciation Rights awards previously made under the Company’s Stock Appreciation Rights Plan, which was subsequently terminated. As of the last business day of January 2007, 60% of such shares were delivered. The remaining shares underlying the RSUs granted at the time of the offering was delivered on the last business day of January 2008. Dividends declared during the delayed delivery period are paid to the employees in cash. At December 31, 2007, vested RSUs with respect to approximately 1.8 million shares of common stock are outstanding.

The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. At December 31, 2007, vested RSUs with respect to approximately 19,000 shares of common stock are outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $234,000, $168,000, and $133,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s granted awards under the Stock Appreciation Rights Plan and to the independent directors (share data in thousands):

	Year Ended December 31, 2007
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2007	3,567	$13.03
Granted	5	40.57
Delivered	(1,777)	13.00

Balance at December 31, 2007	1,795	$13.14

Unvested Restricted Stock Unit Grants

The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Dividends are not paid to the holders of unvested RSUs. At December 31, 2007, RSUs with respect to approximately 1.3 million shares of common stock are outstanding pursuant to these grants. Amortization expense related to the unearned stock- based compensation, net of forfeitures, was approximately $6,719,000, $5,738,000, and $3,620,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table sets forth activity relating to the Company’s granted awards under the above mentioned plans (share data in thousands):

	Year Ended December 31, 2007
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2007	1,385	$16.70
Granted	203	44.43
Delivered	(204)	19.23
Forfeited	(75)	18.04

Balance at December 31, 2007	1,309	$20.54

Incentive Bonus Plans for Employees of the Company

The Company has implemented two programs for employees under which (i) based upon compensation levels, it automatically pays a portion of their year-end bonuses in the form of unvested RSUs (“Mandatory Plan”) and (ii) employees can elect to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of vested RSUs (“Voluntary Plan”). These RSUs are issued pursuant to the SIP. Under both plans, the Company matches a predetermined amount of the employee contribution in the form of unvested RSUs. Dividend equivalents are accrued on the deferred compensation awards and the matches in the form of additional unvested RSUs. The RSUs under the Mandatory Plan, including the Company match, will vest and be delivered pro-rata over four years. The dividend equivalents issued under the Mandatory Plan vest and will be delivered four years after the date of grant. The RSUs granted under the Voluntary Plan vest immediately at the date of grant and will be delivered three years after the date of grant. The Company match and dividend equivalents under the Voluntary Plan vest and will be delivered three years after the date of grant. The fair value at the date of grant of the RSUs under the Mandatory Plan and the matching under both programs is expensed on a straight-line basis.

As of December 31, 2007, approximately 439,000 and 163,000 RSUs under the Mandatory Plan and Voluntary Plan, respectively, including matching and dividend equivalents, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Plan, the Company recorded a non-cash stock-based compensation expense, including amortization on the matching component, of approximately $2,167,000, $2,620,000, and $1,988,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Plan, including the matching component, was approximately $4,495,000, $1,168,000, and $650,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s incentive bonus plans, including Company match and dividend equivalents (share data in thousands):

	Year Ended December 31, 2007
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2007	513	$18.12
Granted	421	47.69
Delivered	(285)	16.57
Forfeited	(47)	32.51

Balance at December 31, 2007	602	$38.44

EMPLOYEE STOCK PURCHASE PLAN

Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 500,000. For the years ended December 31, 2007 and 2006, approximately 31,000 and approximately 44,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2007, 2006 and 2005, the Company recorded a non-cash stock-based compensation expense of approximately $185,000, $150,000, and $179,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, (2) issuance of all of the shares reserved for issuance under the ESPP, or (3) the tenth anniversary of the effective date of the ESPP.

8. 401(k) and Profit-Sharing Plan

The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 70% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2007, 2006 and 2005.

Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company’s contributions to the Plan. Forfeitures for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $19,000, $33,000 and $68,000, respectively.

Matching contributions, net of forfeitures, to the Plan amounted to approximately $790,000, $1,001,000, and $240,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net income	$75,496	$3,204	$31,921
Foreign currency translation adjustment	1,955	603	(440)
Net unrealized (loss) gain on available-for-sale securities, net of tax	(10,972)	1,665	(2,491)
Reclassification of realized gain on available-for-sale securities, net of tax	1,060	1,754	1,495

Total comprehensive income	$67,539	$7,226	$30,485

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Investment advisory and administration fees	$170,763	$126,104	$103,092
Distribution and service fees	28,402	15,748	11,955

	$199,165	$141,852	$115,047

For the years ended December 31, 2007, 2006, and 2005, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $18,789,000, $20,307,000 and $18,864,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective funds’ inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of December 31, 2007, such scheduled reductions in advisory fee waivers were effective for four funds.

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the years ended December 31, 2007, 2006, and 2005, expenses of approximately $4,179,000, $2,283,000 and $1,991,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

The Company receives, in certain instances, reimbursements associated with the launch of its open-end and closed-end mutual funds. These reimbursements, which are included in general and administrative expenses, totaled approximately $776,000, $901,000 and $1,027,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

General and administrative expenses include $5,295,000 and $675,000 of sub-advisory fees paid to Cohen & Steers Europe S.A. for the years ended December 31, 2006 and 2005, respectively.

Included in accounts receivable at December 31, 2007 and 2006 are receivables due from Company-sponsored mutual funds of approximately $15,145,000 and $14,469,000, respectively. Included in other assets at December 31, 2006 are amounts due from Company-sponsored mutual funds of approximately $104,000.

See Note 4 relating to investments in Company-sponsored mutual funds.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Regulatory Requirements

Securities and Advisors, as registered broker/dealers in the U.S. and are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2007, Securities and Advisors had net capital of approximately $6,953,000 and $21,194,000, respectively, which exceeded their requirements by approximately $6,743,000 and $20,103,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of December 31, 2007, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $3,553,000 and the Foreign Regulated Entities exceeded those requirements by approximately $18,766,000.

12. Commitments

The Company leases office space under noncancelable operating leases expiring at various dates through January 30, 2014. The Company subleases some of its office space to an outside party under a noncancelable operating lease expiring January 30, 2014. The aggregate minimum future payments under the leases and subleases are as follows (in thousands):

Years Ended December 31,	Gross Rent Obligations	Sublease Income	Net Rent Obligations
2008	$6,991	$(819)	$6,172
2009	6,884	(819)	6,065
2010	6,980	(819)	6,161
2011	6,974	(819)	6,155
2012	7,144	(846)	6,298
Thereafter	9,376	(976)	8,400

	$44,349	$(5,098)	$39,251

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $5,309,000, $3,117,000 and $3,072,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Sublease rental income received for the years ended December 31, 2007, 2006 and 2005 was approximately $1,100,000, $963,000 and $37,000, respectively.

13. Income Taxes

The provision for income taxes for the year ended December 31, 2007 includes U.S. federal, state, local and foreign taxes at an effective tax rate of 38%. The lower effective tax rate for the year ended December 31, 2006 of 20.7% was primarily the result of an adjustment to the net deferred tax asset resulting from lower state and local taxes and the application of a tax loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements, to periods of lower tax rates. The provision for income taxes for the year ended December 31, 2005, includes U.S. federal, state and local income taxes at an effective tax rate equal to 41.8%. Included in the tax provision in the year ended December 31, 2005 is an adjustment to the net deferred tax asset resulting from a change in the New York State tax law.

Under Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes, the Company has not recorded a provision for the residual U.S. income taxes and foreign withholding taxes that would occur upon repatriation of previously undistributed foreign earnings that are considered permanently reinvested. A

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determination of unrecognized deferred tax liability associated with unrepatriated foreign earnings is not practicable.

The income before income tax and the related income tax provisions and benefits for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Income before provision for income taxes and equity in earnings of affiliate	$121,768	$2,500	$53,879
Equity in earnings of affiliate	—	1,541	922

Income before provision for income taxes	$121,768	$4,041	$54,801

Current:
U.S. federal	$33,165	$(590)	$20,986
State and local	5,307	(94)	6,129
Non-U.S.	4,475	330	—

	42,947	(354)	27,115

Deferred taxes:
U.S. federal	2,907	1,181	(4,650)
State and local	465	10	415
Non-U.S.	(47)	—	—

	3,325	1,191	(4,235)

Provision for income taxes	$46,272	$837	$22,880

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

Significant components of the Company’s net deferred income tax asset at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Net deferred income tax assets (liabilities):
Stock-based compensation	$18,779	$23,936
Unrealized losses/(gains) on investments, net	3,692	(2,122)
Deferred rent	1,223	1,929
Acquisition of Cohen & Steers Europe S.A.	(2,388)	(2,320)
Deferred sales commissions	(1,665)	(2,512)
Other	771	(1,042)

Net deferred income tax asset	$20,412	$17,869

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized tax benefits.

At the adoption date of January 1, 2007, the Company had approximately $1,731,000 of total gross unrecognized tax benefits. Of this total, approximately $1,133,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. At December 31, 2007, the Company had approximately $5,490,000 of total gross unrecognized tax benefits of which approximately $3,484,000 (net of federal benefit on state

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issues) would favorably affect the Company’s effective tax rate in future periods. The Company expects to reduce its unrecognized tax benefits by $1,763,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2007 (adoption date)	$1,731
Addition for tax positions of current year	951
Addition for tax positions of prior years	2,808

Gross unrecognized tax benefits balance at December 31, 2007	$5,490

The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. The Company had accrued approximately $80,000 for the potential payment of interest at January 1, 2007, related to uncertain tax positions. At December 31, 2007, the Company had accrued approximately $459,000 in potential interest associated with uncertain tax positions.

The tax years 2003 through 2007 remain open to examination by various taxing jurisdictions.

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	5.6%	5.5%	6.1%
Revaluation of deferred tax assets and liabilities due to reduction to overall state tax rates	—	2.7%	—
Revaluation of deferred tax assets and liabilities due to New York State law change	—	—	1.3%
Foreign operations tax differential	(3.6)%	(22.1)%	—
Other	1.0%	(0.4)%	(0.6)%

Effective income tax rate	38.0%	20.7%	41.8%

14. Concentration of Credit Risk

The Company’s cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

The following affiliated funds provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cohen & Steers International Realty Fund:
Investment advisory and administration fees	$37,271	$—	$—
Percent of total revenue	13%	—	—
Cohen & Steers Realty Shares, Inc.:
Investment advisory and administration fees	—	24,719	19,108
Percent of total revenue	—	13%	13%
Cohen & Steers REIT and Preferred Income Fund, Inc.:
Investment advisory and administration fees	—	—	14,813
Percent of total revenue	—	—	10%

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes disclosure requirements relating to operating segments in consolidated financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company’s reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies.

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

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Years Ended December 31,
	2007	2006	2005
Asset Management
Total revenue, including equity in earnings of affiliate	$255,069	$174,255	$135,317
Total expenses	(155,597)	(184,487)	(89,335)
Net non-operating income	10,009	6,858	6,017

Income (loss) before provision for income taxes	$109,481	$(3,374)	$51,999

Investment Banking
Total revenue	$27,323	$18,758	$11,823
Total expenses	(16,502)	(11,975)	(9,261)
Net non-operating income	1,466	632	240

Income before provision for income taxes	$12,287	$7,415	$2,802

Total
Total revenue, including equity in earnings of affiliate	$282,392	$193,013	$147,140
Total expenses	(172,099)	(196,462)	(98,596)
Net non-operating income	11,475	7,490	6,257

Income before provision for income taxes	$121,768	$4,041	$54,801

The following table is a reconciliation of reportable segment income before provision for income taxes and income before provision for income taxes and equity in earnings of affiliate in the Company’s audited consolidated statements of income (in thousands):

	Years Ended December 31,
	2007	2006	2005
Income before provision for income taxes	$121,768	$4,041	$54,801
Equity in earnings of affiliate	—	1,541	922

Income before provision for income taxes and equity in earnings of affiliate	$121,768	$2,500	$53,879

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data for 2007 and 2006. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management’s Discussion and Analysis of Financial Results of Operations” included herein (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total

2007
Revenue	$76,767	$69,287	$69,451	$66,887	$282,392
Operating income	34,226	27,264	21,501	27,302	110,293
Net income	22,316	18,622	15,861	18,697	75,496
Earnings per share:
Basic	$0.53	$0.45	$0.38	$0.45	$1.80
Diluted	$0.52	$0.44	$0.37	$0.44	$1.77
Weighted-average shares outstanding:
Basic	41,983	41,809	41,823	41,864	41,869
Diluted	42,828	42,666	42,564	42,566	42,655

2006
Revenue	$37,846	$42,121	$53,950	$57,555	$191,472
Operating income (loss)	11,578	(60,306)	21,347	22,391	(4,990)
Net income (loss)	8,717	(37,819)	15,724	16,582	3,204
Earnings per share:
Basic	$0.22	$(0.95)	$0.39	$0.41	$0.08
Diluted	$0.22	$(0.95)	$0.39	$0.40	$0.08
Weighted-average shares outstanding:
Basic	39,803	39,805	39,927	40,536	40,033
Diluted	40,327	39,805	40,647	41,367	40,711

17. Subsequent Event

On February 27, 2008, CNS declared a quarterly cash dividend on its common stock in the amount of $0.22 per share. The dividend will be payable on March 28, 2008 to stockholders of record at the close of business on March 11, 2008.

EXHIBIT INDEX

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(1)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. 2004 Stock Incentive Plan*(1)
10.5	—Cohen & Steers, Inc. 2004 Annual Incentive Plan*(1)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(3)
10.11	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen* (filed herewith)
10.12	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (filed herewith)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto)
31.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	—Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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