Form 10-Q
period 2008-03-31
COHEN & STEERS INC
filed 2008-05-09
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 7, 2008 was 41,509,458.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

Items other than those listed above have been omitted because they are not applicable.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$100,853	$136,971
Marketable securities available-for-sale	78,745	93,703
Accounts receivable	33,924	30,112
Income tax receivable	23,686	2,311
Property and equipment—net	13,639	12,226
Deferred commissions—net	2,484	4,101
Goodwill	22,581	21,450
Intangible asset—net	5,891	6,340
Deferred income tax asset—net	8,778	20,412
Other assets	4,228	4,619

Total assets	$294,809	$332,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$5,694	$31,343
Deferred rent	3,283	3,369
Other liabilities and accrued expenses	13,892	15,618

Total liabilities	22,869	50,330

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 43,762,445 and 41,142,827 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	438	411
Additional paid-in capital	327,969	310,459
Retained earnings	23,117	19,567
Accumulated other comprehensive loss, net of tax	(4,720)	(3,581)
Less: Treasury stock, at cost, 2,254,777 and 1,153,998 shares at March 31, 2008 and December 31, 2007, respectively	(74,864)	(44,941)

Total stockholders’ equity	271,940	281,915

Total liabilities and stockholders’ equity	$294,809	$332,245

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue:
Investment advisory and administration fees	$46,643	$52,156
Distribution and service fees	5,374	6,380
Portfolio consulting and other	1,570	2,485
Investment banking fees	51	15,746

Total revenue	53,638	76,767

Expenses:
Employee compensation and benefits	17,432	22,262
Distribution and service fees	6,622	9,267
General and administrative	8,031	7,271
Depreciation and amortization	1,106	1,671
Amortization, deferred commissions	1,996	2,070

Total expenses	35,187	42,541

Operating income	18,451	34,226

Non-operating income:
Interest and dividend income	1,787	1,657
Gain from sale of marketable securities—net	56	195
Foreign currency transaction gain (loss)—net	355	(76)

Total non-operating income	2,198	1,776

Income before provision for income taxes	20,649	36,002
Provision for income taxes	7,649	13,686

Net income	$13,000	$22,316

Earnings per share:
Basic	$0.31	$0.53

Diluted	$0.31	$0.52

Weighted average shares outstanding:
Basic	41,903	41,983

Diluted	42,134	42,828

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2008

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total
Beginning balance, January 1, 2008	$411	$310,459	$19,567	$(3,581)	$(44,941)	$281,915
Dividends	—	—	(9,450)	—	—	(9,450)
Issuance of common stock	27	398	—	—	—	425
Repurchase of common stock	—	—	—	—	(29,923)	(29,923)
Tax benefits associated with restricted stock units	—	13,311	—	—	—	13,311
Issuance of restricted stock units	—	2,150	—	—	—	2,150
Amortization of unearned compensation	—	1,783	—	—	—	1,783
Actual forfeitures of restricted stock awards	—	(132)	—	—	—	(132)
Net income	—	—	13,000	—	—	13,000
Other comprehensive loss, net of taxes	—	—	—	(1,139)	—	(1,139)

Ending balance, March 31, 2008	$438	$327,969	$23,117	$(4,720)	$(74,864)	$271,940

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$13,000	$22,316
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	1,854	2,657
Amortization, deferred commissions	1,996	2,070
Depreciation and amortization	1,106	1,671
Deferred rent	(86)	100
Gain from sale of marketable securities	(56)	(195)
Deferred income taxes	13,885	9,263
Foreign currency transaction (gain) loss	(262)	30
Changes in operating assets and liabilities:
Accounts receivable	(3,550)	224
Deferred commissions	(379)	(4,233)
Income tax receivable	(21,375)	(22,098)
Other assets	391	255
Accrued compensation	(24,022)	(11,068)
Other liabilities and accrued expenses	(1,639)	(1,533)

Net cash used in operating activities	(19,137)	(541)

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(10,495)	(24,783)
Proceeds from sales and maturities of marketable securities available-for-sale	19,493	403
Purchases of property and equipment	(2,047)	(2,200)

Net cash provided by (used in) investing activities	6,951	(26,580)

Cash flows from financing activities:
Excess tax benefit associated with restricted stock awards	13,183	26,637
Issuance of common stock	359	711
Repurchase of common stock	(29,923)	(34,594)
Dividends to stockholders	(9,134)	(5,481)
Payment of capital lease obligations	(12)	(20)

Net cash used in financing activities	(25,527)	(12,747)

Net decrease in cash and cash equivalents	(37,713)	(39,868)
Effect of exchange rate changes	1,595	—
Cash and cash equivalents, beginning of the period	136,971	139,360

Cash and cash equivalents, end of the period	$100,853	$99,492

See notes to condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the three months ended March 31, 2008 and March 31, 2007, there was no cash paid for interest.

For the three months ended March 31, 2008, the Company paid taxes, net of refunds, of approximately $1,799,000. For the three months ended March 31, 2007, the Company received cash tax refunds, net of taxes paid, of approximately $106,000.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the three months ended March 31, 2008 and 2007, the Company issued fully vested restricted stock units in the amount of $1.8 million and $2.4 million, respectively. For the three months ended March 31, 2008 and 2007, the Company issued unvested restricted stock units in the amount of $29.5 million and $24.4 million, respectively. For the three months ended March 31, 2008 and 2007, forfeitures of restricted stock units totaled $2.7 million and $1.7 million, respectively. In addition, for the three months ended March 31, 2008 and 2007, the Company issued restricted stock unit dividend equivalents in the amount of $316,000 and $174,000, respectively.

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

The Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. The Company manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure securities, and preferred securities. The Company also offers private alternative investment strategies, such as hedged real estate securities portfolios and real estate fund of funds. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Through its registered broker/dealers, Securities and Advisors, the Company provides distribution services for certain of its funds and investment banking services to companies in real estate and real estate intensive businesses, including healthcare, respectively.

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

The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation. The amounts related to these reclassifications are not material to the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of highly rated preferred instruments and Company-sponsored open-end and closed-end mutual funds. These investments are carried at

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment on a security position is other than temporary, the loss will be recognized in the Company’s statement of operations. Impairments that arise from market conditions and not changes in credit quality are generally considered temporary.

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

Investment Banking Fees—Revenue is generally recognized when the transactions are completed, pursuant to the terms of the agreements applicable to each transaction.

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

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year. The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. At March 31, 2008, there were no material changes in the unrecognized tax benefits from December 31, 2007.

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

Recently Issued Accounting Pronouncements— In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The consensus reached in EITF 06-11 should be applied prospectively to the income tax benefits of dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 on January 1, 2008 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows companies to elect to measure certain financial assets and liabilities at fair value, was issued. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year. At March 31, 2008, the Company did not elect to apply SFAS 159 to any financial assets or liabilities.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value, was issued. SFAS 157 is effective for the 2008 calendar year. The adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. At March 31, 2008 and December 31, 2007, goodwill was approximately $22,581,000 and $21,450,000, respectively. The Company’s goodwill was increased by $1,131,000 in the three months ended March 31, 2008 as a result of foreign currency revaluation.

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2008 (in thousands):

(in thousands)	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Non-compete agreements	—	$15,400	$(15,400)	$—
Client relationships	129	3,800	(409)	3,391
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(15,809)	$5,891

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amortization expense related to the intangible assets was approximately $449,000 and $1,188,000 for the three months ended March 31, 2008 and 2007, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2008	$238
2009	317
2010	317
2011	317
2012	317
Thereafter	1,885

Total	$3,391

4. Investments

The following is a summary of the cost, gross unrealized gains and losses, and fair value of investments in marketable securities as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008				December 31, 2007
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Preferred securities	$47,950	$—	$(11,909)	$36,041	$60,945	$—	$(7,646)	$53,299
Equities	16,823	828	(1,384)	16,267	11,882	427	(1,174)	11,135
Fixed income	4,955	1	(1,216)	3,740	5,256	—	(750)	4,506
Company-sponsored mutual funds	24,418	789	(2,510)	22,697	25,011	1,633	(1,881)	24,763

Total marketable securities	$94,146	$1,618	$(17,019)	$78,745	$103,094	$2,060	$(11,451)	$93,703

Unrealized losses on investments in marketable securities as of March 31, 2008, the majority of which had been in a loss position for less than twelve months, were generally caused by market conditions and not changes in credit quality. The Company has the ability and intent to hold these investments until a recovery of fair value, which may mean until maturity, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.

Sales proceeds, gross realized gains and losses, and dividend income from investments in marketable securities and Company-sponsored mutual funds for the three months ended March 31, 2008 and 2007 are summarized below (in thousands):

	Investment in Marketable Securities		Company-Sponsored Mutual Funds
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Proceeds from sales and maturities	$19,493	$403	$796	$272
Gross realized gains	289	195	205	128
Gross realized losses	(233)	—	—	—
Dividend income	1,071	735	50	44

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value. SFAS 157 is effective for the 2008 calendar year.

SFAS 157 specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. In accordance with SFAS 157, these classifications are summarized in the three broad levels listed below:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. The following table presents fair value measurements as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Preferred securities	$27,141	$8,900	$—	$36,041
Equities	16,267	—	—	16,267
Fixed income	3,740	—	—	3,740
Company-sponsored mutual funds	22,697	—	—	22,697

Total marketable securities	$69,845	$8,900	$—	$78,745

The investments classified as level 2 in the above table were comprised of auction rate preferred securities.

At March 31, 2008, the Company owned 100 percent of the voting interest of a private investment partnership in which the Company acts as investment manager. This investment partnership is a long-short securities fund launched on March 31, 2008 and was consolidated in the Company’s condensed consolidated financial statements.

5. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. There were no anti-dilutive common stock equivalents excluded from the computation for the three months ended March 31, 2008 and 2007.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net income	$13,000	$22,316

Basic weighted average shares outstanding	41,903	41,983
Dilutive potential shares from restricted stock awards	231	845

Diluted weighted average shares outstanding	42,134	42,828

Basic earnings per share	$0.31	$0.53

Diluted earnings per share	$0.31	$0.52

6. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the three months ended March 31, 2008 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2008.

The Company’s deferred tax asset is primarily comprised of future income tax deductions attributable to the delivery of unvested restricted stock units as well as unrealized losses from investments in marketable securities. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

The Company adopted FIN 48, an interpretation of SFAS 109, on January 1, 2007. At March 31, 2008, there were no material changes in the unrecognized tax benefits from December 31, 2007.

7. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$13,000	$22,316
Foreign currency translation gain adjustment	2,753	213
Net unrealized (loss) gain on available-for-sale securities, net of tax	(3,925)	408
Reclassification of realized gain on available-for-sale securities, net of tax	33	116

Total comprehensive income	$11,861	$23,053

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. Regulatory Requirements

Securities and Advisors, registered broker/dealers in the U.S., are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2008, Securities and Advisors had net capital of approximately $8,782,000 and $20,819,000, respectively, which exceeded their requirements by approximately $8,530,000 and $20,396,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of March 31, 2008, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $3,564,000 and the Foreign Regulated Entities exceeded those requirements by approximately $22,039,000.

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Investment advisory and administration fees	$35,694	$41,606
Distribution and service fees	5,374	6,380

	$41,068	$47,986

For the three months ended March 31, 2008 and 2007, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $3,477,000 and $5,044,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of March 31, 2008, such scheduled reductions in advisory fee waivers were effective for four funds.

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2008 and 2007, expenses of approximately $1,159,000 and $923,000 respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Included in accounts receivable at March 31, 2008 and December 31, 2007 are receivables due from Company-sponsored mutual funds of approximately $13,605,000 and $15,145,000, respectively.

See Note 4 relating to investments in Company-sponsored mutual funds.

10. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes disclosure requirements relating to operating segments in the condensed consolidated financial statements. The Company operates in two business segments: Asset Management and Investment Banking. The Company’s reporting segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies.

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

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Asset Management
Total revenue	$53,587	$61,021
Total expenses	(33,450)	(35,674)
Net non-operating income	2,009	1,489

Income before provision for income taxes	$22,146	$26,836

Investment Banking
Total revenue	$51	$15,746
Total expenses	(1,737)	(6,867)
Net non-operating income	189	287

(Loss) income before provision for income taxes	$(1,497)	$9,166

Total
Total revenue	$53,638	$76,767
Total expenses	(35,187)	(42,541)
Net non-operating income	2,198	1,776

Income before provision for income taxes	$20,649	$36,002

11. Subsequent Event

On May 9, 2008, CNS declared a quarterly cash dividend on its common stock in the amount of $0.22 per share. The dividend will be payable on June 27, 2008 to stockholders of record at the close of business on June 4, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2008 and March 31, 2007. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a manager of income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure securities, and preferred securities. We also offer private alternative investment strategies, such as hedged real estate securities portfolios and real estate fund of funds. We serve individual and institutional investors through a broad range of investment vehicles. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

Assets Under Management

We manage three types of accounts: closed-end mutual funds, open-end load and no-load mutual funds and institutional separate accounts.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended
	March 31, 2008	March 31, 2007
Closed-End Mutual Funds
Assets under management, beginning of period	$10,274	$11,391

Inflows	—	202
Market (depreciation) appreciation	(550)	149

Total (decrease) increase	(550)	351

Assets under management, end of period	$9,724	$11,742

Open-End Mutual Funds
Assets under management, beginning of period	$8,900	$9,575

Inflows	888	2,366
Outflows	(1,131)	(792)

Net (outflows) inflows	(243)	1,574
Market (depreciation) appreciation	(225)	331

Total (decrease) increase	(468)	1,905

Assets under management, end of period	$8,432	$11,480

Institutional Separate Accounts
Assets under management, beginning of period	$10,612	$8,930

Inflows	317	1,658
Outflows	(600)	(559)

Net (outflows) inflows	(283)	1,099
Market appreciation	85	301

Total (decrease) increase	(198)	1,400

Assets under management, end of period	$10,414	$10,330

Total
Assets under management, beginning of period	$29,786	$29,896

Inflows	1,205	4,226
Outflows	(1,731)	(1,351)

Net (outflows) inflows	(526)	2,875
Market (depreciation) appreciation	(690)	781

Total (decrease) increase	(1,216)	3,656

Assets under management, end of period	$28,570	$33,552

Assets under management were $28.6 billion at March 31, 2008, a 15% decrease from $33.6 billion at March 31, 2007. The decrease was a result of market depreciation of $7.0 billion partially offset by net inflows of $2.0 billion.

Closed-end mutual funds

Closed-end mutual fund assets under management decreased 17% to $9.7 billion at March 31, 2008, compared with $11.7 billion at March 31, 2007. The decrease in assets under management was attributable to market depreciation of $2.5 billion partially offset by inflows led by the launch of Cohen & Steers Global Income Builder, Inc. (“INB”), which raised $534 million, including leverage.

Closed-end mutual funds had no inflows in the three months ended March 31, 2008, compared with $202 million in the three months ended March 31, 2007. Market depreciation was $550 million in the three months ended March 31, 2008, compared with market appreciation of $149 million in the three months ended March 31, 2007.

Open-end mutual funds

Open-end mutual fund assets under management decreased 27% to $8.4 billion at March 31, 2008 from $11.5 billion at March 31, 2007. The decrease in assets under management was due to market depreciation of $2.4 billion and net outflows of $693 million.

Net outflows for open-end mutual funds were $243 million in the three months ended March 31, 2008, compared with net inflows of $1.6 billion in the three months ended March 31, 2007. Gross inflows were $888 million in the three months ended March 31, 2008, compared with $2.4 billion in the three months ended March 31, 2007. Gross outflows totaled $1.1 billion in the three months ended March 31, 2008, compared with $792 million in the three months ended March 31, 2007. Market depreciation was $225 million in the three months ended March 31, 2008, compared with market appreciation of $331 million in the three months ended March 31, 2007.

Institutional separate accounts

Institutional separate account assets under management increased 1% to $10.4 billion at March 31, 2008 from $10.3 billion at March 31, 2007. The increase in assets under management was due to net inflows of $2.2 billion partially offset by market depreciation of $2.1 billion.

Institutional separate accounts had net outflows of $283 million in the three months ended March 31, 2008, compared with net inflows of $1.1 billion in the three months ended March 31, 2007. Gross inflows were $317 million in the three months ended March 31, 2008, compared with $1.7 billion in the three months ended March 31, 2007. Gross outflows totaled $600 million in the three months ended March 31, 2008, compared with $559 million in the three months ended March 31, 2007. Market appreciation was $85 million in the three months ended March 31, 2008, compared with market appreciation of $301 million in the three months ended March 31, 2007.

Results of Operations

Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Asset Management
Total revenue	$53,587	$61,021
Total expenses	(33,450)	(35,674)
Net non-operating income	2,009	1,489

Income before provision for income taxes	$22,146	$26,836

Investment Banking
Total revenue	$51	$15,746
Total expenses	(1,737)	(6,867)
Net non-operating income	189	287

(Loss) income before provision for income taxes	$(1,497)	$9,166

Total
Total revenue	$53,638	$76,767
Total expenses	(35,187)	(42,541)
Net non-operating income	2,198	1,776

Income before provision for income taxes	$20,649	$36,002

Revenue

Total revenue decreased 30% to $53.6 million in the three months ended March 31, 2008 from $76.8 million in the three months ended March 31, 2007. This decrease was primarily attributable to lower investment banking fees and lower investment advisory and administrative fees attributable to lower average assets under management.

Asset Management

Revenue

Revenue decreased 12% to $53.6 million in the three months ended March 31, 2008 from $61.0 million in the three months ended March 31, 2007. Investment advisory and administration fees decreased 11% to $46.6 million in the three months ended March 31, 2008 from $52.2 million in the three months ended March 31, 2007.

In the three months ended March 31, 2008, total investment advisory and administration revenue from closed-end mutual funds decreased 9% to $17.6 million from $19.3 million in the three months ended March 31, 2007. The decrease in closed-end mutual fund revenue was attributable to lower levels of average daily net assets resulting from market depreciation, partially offset by inflows from the launch of INB.

In the three months ended March 31, 2008, total investment advisory and administration revenue from open-end mutual funds decreased 19% to $18.1 million from $22.3 million in the three months ended March 31, 2007. The decrease was attributable to lower levels of average daily net assets resulting from market depreciation and net outflows.

In the three months ended March 31, 2008, total investment advisory and administration revenue from institutional separate accounts increased 4% to $10.9 million from $10.6 million in the three months ended March 31, 2007. The increase was attributable to slightly higher levels of assets under management resulting from net inflows partially offset by market depreciation.

Distribution and service fee revenue decreased 16% to $5.4 million in the three months ended March 31, 2008 from $6.4 million in the three months ended March 31, 2007. This decrease in distribution and service fee revenue was primarily due to decreased assets under management in Cohen & Steers Realty Income Fund.

Expenses

Total operating expenses decreased 6% to $33.5 million in the three months ended March 31, 2008 from $35.7 million in the three months ended March 31, 2007, primarily due to decreases in distribution and service fees and depreciation and amortization, partially offset by an increase in general and administrative expenses.

Distribution and service fee expenses decreased 29% to $6.6 million in the three months ended March 31, 2008 from $9.3 million in the three months ended March 31, 2007. This decrease in distribution and service fee expense was primarily due to decreased assets under management.

General and administrative expenses increased 12% to $7.8 million in the three months ended March 31, 2008 from $6.9 million in the three months ended March 31, 2007. This increase was primarily attributable to higher rent expense associated with the lease of additional space at our corporate headquarters and higher information technology expenses partially offset by lower travel and entertainment expenses.

Depreciation and amortization decreased 22% to $1.0 million in the three months ended March 31, 2008 from $1.2 million in the three months ended March 31, 2007. This decrease was primarily due to a reduction in amortization expense associated with the intangible asset attributable to non-compete agreements established in connection with our initial public offering, which fully amortized in January 2008.

Non-operating Income

Non-operating income increased by 35% to $2.0 million in the three months ended March 31, 2008 from $1.5 million in the three months ended March 31, 2007. This increase was primarily attributable to increased interest and dividends due to higher levels of cash and cash equivalents and marketable securities and a gain from foreign currency transactions partially offset by a lower gain from the sale of marketable securities.

Investment Banking

Revenue

Revenue decreased to $51,000 in the three months ended March 31, 2008 from $15.7 million in the three months ended March 31, 2007. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 75% to $1.7 million in the three months ended March 31, 2008 from $6.9 million in the three months ended March 31, 2007, primarily due to decreases in employee compensation and benefits and depreciation and amortization expenses.

Employee compensation and benefits expense decreased 78% to $1.3 million in the three months ended March 31, 2008 from $6.1 million in the three months ended March 31, 2007. This was primarily due to decreased production based compensation resulting from less banking fees generated during the quarter.

Depreciation and amortization decreased 66% to $153,000 in the three months ended March 31, 2008 from $456,000 in the three months ended March 31, 2007. This decrease was primarily due to a reduction in amortization expense associated with the intangible asset attributable to non-compete agreements established in connection with our initial public offering, which fully amortized in January 2008.

Non-operating Income

Non-operating income decreased by 34% to $189,000 in the three months ended March 31, 2008 from $287,000 in the three months ended March 31, 2007. This decrease was attributable to lower interest and dividends due to lower levels of cash and cash equivalents.

Income Taxes

We recorded an income tax expense of $7.6 million in the three months ended March 31, 2008, compared with an income tax expense of $13.7 million in the three months ended March 31, 2007. The provision for income taxes in the three months ended March 31, 2008 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2008. The effective tax rate for the three months ended March 31, 2007 was approximately 38%.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and marketable securities. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, accounts receivable and marketable securities were 72% and 78% of total assets as of March 31, 2008 and December 31, 2007, respectively. The decrease was primarily attributable to cash payments made to repurchase common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units. Included in the marketable securities were $8.9 million of auction rate preferred securities which were classified as level 2 investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) at March 31, 2008. See Note 4 of the condensed consolidated financial statements relating to investments in auction rate preferred securities.

Cash and cash equivalents decreased by $37.7 million, excluding the effect of exchange rate changes, in the three months ended March 31, 2008. Net cash used in operating activities was $19.1 million in the three months ended March 31, 2008. Net cash of $7.0 million was provided by investing activities, primarily from the proceeds from sales and maturities of marketable securities in the amount of $19.5 million, partially offset by the purchase of $10.5 million of marketable securities and the purchase of $2.0 million of property and equipment. Cash of $25.5 million was used in financing activities, primarily for the repurchase of common stock of $29.9 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $9.1 million, partially offset by an excess tax benefit associated with restricted stock awards of $13.2 million.

Cash and cash equivalents decreased by $39.9 million in the three months ended March 31, 2007. Net cash used in operating activities was $0.5 million in the three months ended March 31, 2007. Cash of $26.6 million was used in investing activities, primarily for the purchase of marketable securities in the amount of $24.8 million and purchase of property and equipment of $2.2 million. Net cash of $12.7 million was used in financing activities, primarily for $34.6 million of repurchase of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $5.5 million, partially offset by $26.6 million of an excess tax benefit associated with restricted stock awards.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2008, we exceeded our aggregate minimum regulatory capital requirements by $28.9 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At March 31, 2008, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by $22.0 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of March 31, 2008 (in thousands):

	2008	2009	2010	2011	2012	2013 and after	Total
Operating leases	$5,190	$6,855	$6,976	$6,973	$7,143	$9,373	$42,510
Capital lease obligations, net	32	28	3	—	—	—	63

Total contractual obligations	$5,222	$6,883	$6,979	$6,973	$7,143	$9,373	$42,573

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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Marketable securities classified as available-for-sale are primarily comprised of investments in highly rated preferred instruments and in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our condensed consolidated statement of operations. Impairments that arise from changes in market conditions and not credit quality are generally considered temporary.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The effective tax rate for interim periods represents our best estimate of the effective tax rate expected to be applied to the full fiscal year. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. At March 31, 2008, there were no material changes in the unrecognized tax benefits from December 31, 2007.

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

Recently Issued Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The consensus reached in EITF 06-11 should be applied prospectively to the income tax benefits of dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows companies to elect to measure certain financial assets and liabilities at fair value, was issued. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year. At March 31, 2008, we did not elect to apply SFAS 159 to any financial assets or liabilities.

In September 2006, SFAS 157, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value, was issued. SFAS 157 is effective for the 2008 calendar year. The adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on Cohen & Steers’ Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations, which may have an adverse impact on the value of our marketable securities. At March 31, 2008, approximately $22.7 million was invested in our sponsored equity funds. We had approximately $36.0 million invested in preferred securities, $16.3 million invested in foreign and domestic equities and $3.7 million invested in fixed income instruments as of March 31, 2008.

In addition, a significant majority of our revenue—approximately 87% and 68% for the three months ended March 31, 2008 and 2007, respectively,—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

As of March 31, 2008, 46% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our client’s portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

ITEM 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of March 31, 2008 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

ITEM 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2007 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares purchased		Average Price Paid Per Share	Total Number of Shares Purchases as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2008	1,093,219	[1]	$27.20	—	—
February 1 through February 29, 2008	214	[1]	$25.88	—	—
March 1 through March 31, 2008	7,346	[1]	$25.52	—	—

Total	1,100,779		$27.18	—	—

1.	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: May 9, 2008	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer