Form 10-Q
period 2008-06-30
COHEN & STEERS INC
filed 2008-08-11
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1904657 (I.R.S. Employer Identification No.)

280 Park Avenue New York, NY (Address of Principal Executive Offices)	10017 (Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 7, 2008 was 41,552,025.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2007, which is accessible on the Securities and Exchange Commissions Web site at http://www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)	June 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$109,954	$136,971
Securities owned	15,402	—
Investments, available-for-sale	75,088	93,703
Accounts receivable	26,839	30,112
Due from broker	10,956	—
Income tax receivable	14,701	2,311
Property and equipment—net	15,569	12,226
Deferred commissions—net	1,850	4,101
Goodwill	22,498	21,450
Intangible assets—net	5,812	6,340
Deferred income tax asset—net	12,364	20,412
Other assets	4,873	4,619

Total assets	$315,906	$332,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$10,121	$31,343
Securities sold but not yet purchased	8,872	—
Income tax payable	3,901	3,096
Deferred rent	3,199	3,369
Other liabilities and accrued expenses	12,303	12,522

Total liabilities	38,396	50,330

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 43,806,619 and 41,142,827 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	438	411
Additional paid-in capital	332,520	310,459
Retained earnings	27,239	19,567
Accumulated other comprehensive loss, net of taxes	(7,499)	(3,581)
Less: Treasury stock, at cost, 2,265,595 and 1,153,998 shares at June 30, 2008 and December 31, 2007, respectively	(75,188)	(44,941)

Total stockholders’ equity	277,510	281,915

Total liabilities and stockholders’ equity	$315,906	$332,245

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Revenue:
Investment advisory and administration fees	$47,901	$56,186	$94,544	$108,342
Distribution and service fees	5,202	7,746	10,576	14,126
Portfolio consulting and other	1,307	2,425	2,877	4,910
Investment banking fees	840	2,930	891	18,676

Total revenue	55,250	69,287	108,888	146,054

Expenses:
Employee compensation and benefits	17,957	20,094	35,389	42,356
Distribution and service fees	6,744	9,297	13,366	18,564
General and administrative	8,283	8,146	16,314	15,417
Depreciation and amortization	839	1,731	1,945	3,402
Amortization, deferred commissions	1,017	2,755	3,013	4,825

Total expenses	34,840	42,023	70,027	84,564

Operating income	20,410	27,264	38,861	61,490

Non-operating income:
Interest and dividend income	1,709	2,043	3,496	3,700
(Loss) gain from marketable securities—net	(364)	716	(308)	911
Loss from sale of property and equipment—net	—	(2)	—	(2)
Foreign currency gain (loss)—net	145	1	500	(75)

Total non-operating income	1,490	2,758	3,688	4,534

Income before provision for income taxes	21,900	30,022	42,549	66,024
Provision for income taxes	8,319	11,400	15,968	25,086

Net income	$13,581	$18,622	$26,581	$40,938

Earnings per share
Basic	$0.32	$0.45	$0.63	$0.98

Diluted	$0.32	$0.44	$0.63	$0.96

Weighted average shares outstanding
Basic	41,850	41,809	41,877	41,895

Diluted	42,037	42,666	42,086	42,746

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2008
(in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total
Beginning balance, January 1, 2008	$411	$310,459	$19,567	$(3,581)	$(44,941)	$281,915
Dividends	—	—	(18,909)	—	—	(18,909)
Issuance of common stock	27	593	—	—	—	620
Repurchase of common stock	—	—	—	—	(30,247)	(30,247)
Tax benefits associated with restricted stock units	—	13,560	—	—	—	13,560
Issuance of restricted stock units	—	2,543	—	—	—	2,543
Amortization of restricted stock units-net	—	5,497	—	—	—	5,497
Forfeitures of vested restricted stock awards	—	(132)	—	—	—	(132)
Net income	—	—	26,581	—	—	26,581
Other comprehensive loss, net of taxes	—	—	—	(3,918)	—	(3,918)

Ending balance, June 30, 2008	$438	$332,520	$27,239	$(7,499)	$(75,188)	$277,510

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$26,581	$40,938
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	5,592	5,697
Amortization, deferred commissions	3,013	4,825
Depreciation and amortization	1,945	3,402
Deferred rent	(170)	357
Loss (gain) from sale of investments, available-for-sale	172	(911)
Loss from sale of property and equipment	—	2
Deferred income taxes	11,873	7,552
Foreign currency loss	376	75
Changes in operating assets and liabilities:
Accounts receivable	2,897	(585)
Due from broker	(10,956)	—
Deferred commissions	(762)	(7,187)
Income tax receivable	(12,390)	(10,514)
Securities owned	(15,402)	—
Other assets	(50)	41
Accrued compensation	(19,595)	(3,734)
Securities sold but not yet purchased	8,872	—
Other liabilities and accrued expenses	752	(493)

Net cash provided by operating activities	2,748	39,465

Cash flows from investing activities:
Purchases of investments, available-for-sale	(22,213)	(38,433)
Proceeds from sale and maturities of investments, available-for-sale	30,989	4,041
Purchases of property and equipment	(4,939)	(2,667)

Net cash provided by (used in) investing activities	3,837	(37,059)

Cash flows from financing activities:
Excess tax benefit associated with restricted stock awards	13,303	27,074
Issuance of common stock	527	820
Repurchase of common stock	(30,247)	(35,145)
Dividends to stockholders	(18,275)	(22,092)
Payment of capital lease obligations	(19)	(40)

Net cash used in financing activities	(34,711)	(29,383)

Net decrease in cash and cash equivalents	(28,126)	(26,977)
Effect of exchange rate changes	1,109	105
Cash and cash equivalents, beginning of the period	136,971	139,360

Cash and cash equivalents, end of the period	$109,954	$112,488

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited) (Continued)

Supplemental disclosures of cash flow information:

For the six months ended June 30, 2008 and June 30, 2007, there was no cash paid for interest.

For the six months ended June 30, 2008, the Company paid taxes, net of tax refunds, of approximately $2,404,000. For the six months ended June 30, 2007, the Company received cash tax refunds, net of taxes paid, of approximately $95,000.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the six months ended June 30, 2008 and 2007, the Company issued fully vested restricted stock units in the amount of $1.9 million and $2.4 million, respectively. For the six months ended June 30, 2008 and 2007, the Company issued unvested restricted stock units in the amount of $31.4 million and $25.5 million, respectively. For the six months ended June 30, 2008 and 2007, forfeitures of restricted stock units totaled $2.7 million and $2.2 million, respectively. In addition, for the six months ended June 30, 2008 and 2007, the Company issued restricted stock unit dividend equivalents in the amount of $634,000 and $342,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

1. Organization and Description of Business

Cohen & Steers, Inc. (“CNS”) was organized as a Delaware corporation on March 17, 2004. CNS was formed to be the holding company for Cohen & Steers Capital Management, Inc. (“CSCM”), a New York corporation, and to allow for the issuance of common stock to the public.

The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s significant wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”) and Cohen & Steers Capital Advisors, LLC (“Advisors” and collectively, the “Company”). In addition, CNS has direct and indirect wholly-owned subsidiaries in London, Brussels and Hong Kong. All material intercompany balances and transactions have been eliminated in consolidation.

The Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. The Company manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure securities, and preferred securities. The Company also offers alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Through its registered broker/dealers, Securities and Advisors, the Company provides distribution services for certain of its funds and investment banking services to companies in real estate and real estate intensive businesses, including healthcare, respectively.

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

The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior period amounts have been reclassified to conform to the current year presentation. The amounts related to these reclassifications are not material to the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading instruments, and are measured at fair value based on quoted market prices with unrealized gains and losses reported in the Company’s statement of operations. Trading securities are attributable to the consolidation of the Company’s investment in its long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of highly rated preferred instruments and Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices from independent pricing services, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment on a security position is other than temporary, the loss will be recognized in the Company’s statement of operations. Impairments that arise from market conditions and not changes in credit quality are generally considered temporary.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited) (Continued)

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

Stock-based Compensation—The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize compensation expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures.

Currency Translation—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in accumulated other comprehensive income, net of tax, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in the condensed consolidated statement of operations.

Recently Issued Accounting Pronouncements—In March 2008, SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No.133, (“SFAS 161”) was issued. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company does not anticipate that SFAS 161 will have a material impact on its condensed consolidated financial statements.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited) (Continued)

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

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. At June 30, 2008 and December 31, 2007, goodwill was $22,498,000 and $21,450,000, respectively. The Company’s goodwill decreased by $83,000 in the three months ended June 30, 2008 and increased $1,048,000 in the six months ended June 30, 2008, as a result of foreign currency translation.

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2008 and December 31, 2007 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2008:
Amortized intangible assets:
Non-compete agreements	—	$15,400	$(15,400)	$—
Client relationships	126	3,800	(488)	3,312
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(15,888)	$5,812

December 31, 2007:
Amortized intangible assets:
Non-compete agreements	1	$15,400	$(15,030)	$370
Client relationships	132	3,800	(330)	3,470
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(15,360)	$6,340

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited) (Continued)

Amortization expense related to the intangible assets was approximately $79,000 and $1,188,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $528,000 and $2,376,000 for the six months ended June 30, 2008 and 2007, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2008	$159
2009	317
2010	317
2011	317
2012	317
Thereafter	1,885

Total	$3,312

4. Investments

Trading

On March 31, 2008, the Company launched a long-short global real estate fund (the “Fund”). At June 30, 2008, the Company owned 100% of the voting interest of the Fund and accordingly, the underlying assets and liabilities have been included in the Company’s condensed consolidated financial statements. The Fund had approximately $15.4 million of securities owned and approximately $8.9 million of securities sold but not yet purchased as of June 30, 2008, which were comprised primarily of equities. All material intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses currency forwards to manage its exposure to market and currency risk and does not hold currency forwards for speculative or trading purposes. These currency forwards are not designated as hedges under SFAS 133, and changes in fair values of these derivatives are included in (loss) gain from marketable securities-net in the condensed consolidated statements of operations. As of June 30, 2008, the notional value of derivatives was approximately $7,797,000. For the three months ended June 30, 2008, the effect of derivative transactions was immaterial to the Company’s condensed consolidated statements of operations.

Available-for-sale

The following is a summary of the cost, gross unrealized gains, losses and fair value of investments, available-for-sale as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008				December 31, 2007
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Preferred securities	$47,950	$—	$(12,740)	$35,210	$60,945	$—	$(7,646)	$53,299
Equities	16,475	306	(2,232)	14,549	11,882	427	(1,174)	11,135
Fixed income	5,306	—	(1,016)	4,290	5,256	—	(750)	4,506
Company-sponsored mutual funds	24,412	509	(3,882)	21,039	25,011	1,633	(1,881)	24,763

Total investments, available-for-sale	$94,143	$815	$(19,870)	$75,088	$103,094	$2,060	$(11,451)	$93,703

Unrealized losses on investments, available-for-sale as of June 30, 2008, the majority of which had been in a loss position for less than twelve months, were generally caused by market conditions and not changes in credit quality. The Company has the ability and intent to hold these investments until a recovery of fair value, which may, in certain cases, mean until maturity, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary. All of the investments, available-for-sale are rated investment grade and are current with respect to interest and dividend payments.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited) (Continued)

Sales proceeds, gross realized gains and losses, and dividend income from investments, available-for-sale and Company-sponsored mutual funds for the three months ended June 30, 2008 and 2007 are summarized below (in thousands):

	Investment, Available-for-Sale		Company-Sponsored Mutual Funds
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Proceeds from sales and maturities	$11,484	$3,638	$—	$2,616
Gross realized gains	296	717	—	678
Gross realized losses	(524)	(1)	—	—
Dividend income	1,086	672	123	88

Sales proceeds, gross realized gains and losses, and dividend income from investments, available-for-sale and Company-sponsored mutual funds for the six months ended June 30, 2008 and 2007 are summarized below (in thousands):

	Investment, Available-for-Sale		Company-Sponsored Mutual Funds
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Proceeds from sales and maturities	$30,977	$4,041	$796	$2,888
Gross realized gains	585	912	205	806
Gross realized losses	(757)	(1)	—	—
Dividend income	2,157	1,407	173	132

Fair Value

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

•	Level 3—Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. The following table presents fair value measurements as of June 30, 2008 (in thousands):

	Level 1	Level 2	Total
Securities owned	$15,402	$—	$15,402

Investments, available-for-sale
Preferred securities	$26,310	$8,900	$35,210
Equities	14,549	—	14,549
Fixed income	—	4,290	4,290
Company-sponsored mutual funds	21,039	—	21,039

Total investments, available-for-sale	$61,898	$13,190	$75,088

Securities sold but not yet purchased	$(8,872)	$—	$(8,872)

The investments classified as level 2 in the above table were comprised of auction rate preferred securities and corporate debt securities.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited) (Continued)

5. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. There were no anti-dilutive common stock equivalents excluded from the computation for the three and six months ended June 30, 2008 and 2007.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$13,581	$18,622	$26,581	$40,938

Basic weighted average shares outstanding	41,850	41,809	41,877	41,895
Dilutive potential shares from restricted stock awards	187	857	209	851

Diluted weighted average shares outstanding	42,037	42,666	42,086	42,746

Basic earnings per share	$0.32	$0.45	$0.63	$0.98

Diluted earnings per share	$0.32	$0.44	$0.63	$0.96

6. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the three and six months ended June 30, 2008 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2008, and 37.5%, respectively.

The Company’s net deferred tax asset is primarily comprised of deferred tax assets related to future income tax deductions attributable to the delivery of unvested restricted stock units as well as unrealized losses from investments, available-for-sale. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. At June 30, 2008, there were no material changes in the unrecognized tax benefits from December 31, 2007.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited) (Continued)

7. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$13,581	$18,622	$26,581	$40,938
Foreign currency (loss) gain adjustment	(568)	241	2,185	454
Net unrealized loss on available-for-sale securities, net of tax	(1,995)	(2,178)	(5,920)	(1,770)
Reclassification of realized (loss) gain on available-for-sale securities, net of tax	(216)	425	(183)	541

Total comprehensive income	$10,802	$17,110	$22,663	$40,163

8. Regulatory Requirements

Securities and Advisors, registered broker/dealers in the U.S., are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2008, Securities and Advisors had net capital of approximately $10,528,000 and $20,049,000, respectively, which exceeded their requirements by approximately $10,266,000 and $19,658,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of June 30, 2008, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $4,390,000 and the Foreign Regulated Entities exceeded those requirements by approximately $30,492,000.

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Investment advisory and administration fees	$37,007	$44,813	$72,701	$86,419
Distribution and service fees	5,202	7,746	10,576	14,126

	$42,209	$52,559	$83,277	$100,545

For the three months ended June 30, 2008 and 2007, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $3,434,000 and $4,899,000, respectively, of advisory fees it was otherwise entitled to receive. For the six months ended June 30, 2008 and 2007, the Company waived approximately $6,911,000 and $9,943,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited) (Continued)

the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of June 30, 2008, such scheduled reductions in advisory fee waivers were effective for four funds.

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2008 and 2007, expenses of approximately $1,123,000 and $1,047,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2008 and 2007, expenses of approximately $2,283,000 and $1,970,000, respectively, were incurred.

Included in accounts receivable at June 30, 2008 and December 31, 2007 are receivables due from Company-sponsored mutual funds of approximately $12,826,000 and $15,145,000, respectively.

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

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended June 30,
	2008	2007
Asset Management
Total revenue	$54,410	$66,357
Total expenses	(33,118)	(39,135)
Net non-operating income	1,391	2,388

Income before provision for income taxes	$22,683	$29,610

Investment Banking
Total revenue	$840	$2,930
Total expenses	(1,722)	(2,888)
Net non-operating income	99	370

(Loss) income before provision for income taxes	$(783)	$412

Total
Total revenue	$55,250	$69,287
Total expenses	(34,840)	(42,023)
Net non-operating income	1,490	2,758

Income before provision for income taxes	$21,900	$30,022

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited) (Continued)

	Six Months Ended June 30,
	2008	2007
Asset Management
Total revenue	$107,997	$127,378
Total expenses	(66,568)	(74,809)
Net non-operating income	3,400	3,877

Income before provision for income taxes	$44,829	$56,446

Investment Banking
Total revenue	$891	$18,676
Total expenses	(3,459)	(9,755)
Net non-operating income	288	657

(Loss) income before provision for income taxes	$(2,280)	$9,578

Total
Total revenue	$108,888	$146,054
Total expenses	(70,027)	(84,564)
Net non-operating income	3,688	4,534

Income before provision for income taxes	$42,549	$66,024

11. Subsequent Event

On August 7, 2008, CNS declared a quarterly cash dividend on its common stock in the amount of $0.22 per share. The dividend will be payable on September 26, 2008 to stockholders of record at the close of business on September 5, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2008 and June 30, 2007. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

OVERVIEW

We are a manager of income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure securities, and preferred securities. We also offer alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies. We serve individual and institutional investors through a broad range of investment vehicles. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

Assets Under Management

We manage three types of accounts: closed-end mutual funds, open-end mutual funds and institutional separate accounts.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

CLOSED-END MUTUAL FUNDS
Assets under management, beginning of period	$9,724	$11,742	$10,274	$11,391

Inflows	—	—	—	202
Market depreciation	(193)	(551)	(743)	(402)

Total decrease	(193)	(551)	(743)	(200)

Assets under management, end of period	$9,531	$11,191	$9,531	$11,191

OPEN-END MUTUAL FUNDS
Assets under management, beginning of period	$8,432	$11,480	$8,900	$9,575

Inflows	660	1,601	1,548	3,967
Outflows	(818)	(1,132)	(1,949)	(1,924)

Net (outflows) inflows	(158)	469	(401)	2,043
Market depreciation	(630)	(830)	(855)	(499)

Total (decrease) increase	(788)	(361)	(1,256)	1,544

Assets under management, end of period	$7,644	$11,119	$7,644	$11,119

INSTITUTIONAL SEPARATE ACCOUNTS
Assets under management, beginning of period	$10,414	$10,330	$10,612	$8,930

Inflows	776	3,030	1,093	4,688
Outflows	(618)	(389)	(1,218)	(948)

Net inflows (outflows)	158	2,641	(125)	3,740
Market depreciation	(787)	(721)	(702)	(420)

Total (decrease) increase	(629)	1,920	(827)	3,320

Assets under management, end of period	$9,785	$12,250	$9,785	$12,250

TOTAL
Assets under management, beginning of period	$28,570	$33,552	$29,786	$29,896

Inflows	1,436	4,631	2,641	8,857
Outflows	(1,436)	(1,521)	(3,167)	(2,872)

Net inflows (outflows)	—	3,110	(526)	5,985
Market depreciation	(1,610)	(2,102)	(2,300)	(1,321)

Total (decrease) increase	(1,610)	1,008	(2,826)	4,664

Assets under management, end of period	$26,960	$34,560	$26,960	$34,560

Assets under management were $27.0 billion at June 30, 2008, a 22% decrease from $34.6 billion at June 30, 2007. The decrease was a result of market depreciation of $6.5 billion and net outflows of $1.1 billion.

Closed-end mutual funds

Closed-end mutual fund assets under management decreased 15% to $9.5 billion at June 30, 2008, compared with $11.2 billion at June 30, 2007. The decrease in assets under management was attributable to market depreciation of $2.2 billion partially offset by inflows led by the launch of Cohen & Steers Global Income Builder, Inc. (“INB”), which raised $534 million, including leverage.

Closed-end mutual funds had no inflows in the three months ended June 30, 2008 and 2007 as no new common or preferred shares were offered during this period. Market depreciation was $193 million in the three months ended June 30, 2008, compared with market depreciation of $551 million in the three months ended June 30, 2007.

Closed-end mutual funds had no inflows in the six months ended June 30, 2008, compared with $202 million in the six months ended June 30, 2007. Market depreciation was $743 million in the six months ended June 30, 2008, compared with market depreciation of $402 million in the six months ended June 30, 2007.

Open-end mutual funds

Open-end mutual fund assets under management decreased 31% to $7.6 billion at June 30, 2008 from $11.1 billion at June 30, 2007. The decrease in assets under management was attributable to market depreciation of $2.2 billion and net outflows of $1.3 billion during the prior twelve month period.

Net outflows for open-end mutual funds were $158 million in the three months ended June 30, 2008, compared with net inflows of $469 million in the three months ended June 30, 2007. Gross inflows were $660 million in the three months ended June 30, 2008, compared with $1.6 billion in the three months ended June 30, 2007. Gross outflows totaled $818 million in the three months ended June 30, 2008, compared with $1.1 billion in the three months ended June 30, 2007. Market depreciation was $630 million in the three months ended June 30, 2008, compared with market depreciation of $830 million in the three months ended June 30, 2007.

Net outflows for open-end mutual funds were $401 million in the six months ended June 30, 2008, compared with net inflows of $2.0 billion in the six months ended June 30, 2007. Gross inflows were $1.5 billion in the six months ended June 30, 2008, compared with $4.0 billion in the six months ended June 30, 2007. Gross outflows in the six months ended June 30, 2008 and June 30, 2007 were $1.9 billion. Market depreciation was $855 million in the six months ended June 30, 2008, compared with market depreciation of $499 million in the six months ended June 30, 2007.

Institutional separate accounts

Institutional separate account assets under management decreased 20% to $9.8 billion at June 30, 2008 from $12.3 billion at June 30, 2007. The decrease in assets under management was due to market depreciation of $2.1 billion and net outflows of $321 million during the prior twelve month period.

Institutional separate accounts had net inflows of $158 million in the three months ended June 30, 2008, compared with net inflows of $2.6 billion in the three months ended June 30, 2007. Gross inflows were $776 million in the three months ended June 30, 2008 compared with $3.0 billion in the three months ended June 30, 2007. Gross outflows totaled $618 million in the three months ended June 30, 2008, compared with $389 million in the three months ended June 30, 2007. Market depreciation was $787 million in the three months ended June 30, 2008, compared with market depreciation of $721 million in the three months ended June 30, 2007.

Institutional separate accounts had net outflows of $125 million in the six months ended June 30, 2008, compared with net inflows of $3.7 billion in the six months ended June 30, 2007. Gross inflows were $1.1 billion in the six months ended June 30, 2008, compared with $4.7 billion in the six months ended June 30, 2007. Gross outflows totaled $1.2 billion in the six months ended June 30, 2008, compared with $948 million in the six months ended June 30, 2007. Market depreciation was $702 million in the six months ended June 30, 2008, compared with market depreciation of $420 million in the six months ended June 30, 2007.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 compared with Three Months Ended June 30, 2007

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended June 30,
	2008	2007
Asset Management
Total revenue	$54,410	$66,357
Total expenses	(33,118)	(39,135)
Net non-operating income	1,391	2,388

Income before provision for income taxes	$22,683	$29,610

Investment Banking
Total revenue	$840	$2,930
Total expenses	(1,722)	(2,888)
Net non-operating income	99	370

(Loss) income before provision for income taxes	$(783)	$412

Total
Total revenue	$55,250	$69,287
Total expenses	(34,840)	(42,023)
Net non-operating income	1,490	2,758

Income before provision for income taxes	$21,900	$30,022

REVENUE

Total revenue decreased 20% to $55.3 million in the three months ended June 30, 2008 from $69.3 million in the three months ended June 30, 2007. This decrease was primarily attributable to lower average assets under management and lower investment banking fees.

Asset Management

Revenue

Revenue decreased 18% to $54.4 million in the three months ended June 30, 2008 from $66.4 million in the three months ended June 30, 2007. Investment advisory and administration fees decreased 15% to $47.9 million in the three months ended June 30, 2008, compared with $56.2 million in the three months ended June 30, 2007.

In the three months ended June 30, 2008, total investment advisory and administration revenue from closed-end mutual funds decreased 8% to $18.2 million from $19.7 million in the three months ended June 30, 2007. The decrease in closed-end mutual fund revenue was attributable to lower levels of average daily net assets under management resulting from market depreciation.

In the three months ended June 30, 2008, total investment advisory and administration revenue from open-end mutual funds decreased 25% to $18.8 million from $25.1 million in the three months ended June 30, 2007. The decrease was attributable to lower levels of average daily net assets under management resulting from market depreciation and net outflows.

In the three months ended June 30, 2008, total investment advisory and administration revenue from institutional separate accounts decreased 4% to $10.9 million from $11.4 million in the three months ended June 30, 2007. The decrease was primarily attributable to lower levels of average daily net assets under management resulting from market depreciation and net outflows.

Distribution and service fee revenue decreased 33% to $5.2 million in the three months ended June 30, 2008 from $7.7 million in the three months ended June 30, 2007. This decrease in distribution and service fee revenue was primarily due to lower average asset levels in the 2008 period.

Expenses

Total operating expenses decreased 15% to $33.1 million in the three months ended June 30, 2008 from $39.1 million in the three months ended June 30, 2007, primarily due to decreases in distribution and service fees, amortization of deferred commissions, and employee compensation and benefits.

Distribution and service fee expenses decreased 27% to $6.7 million in the three months ended June 30, 2008 from $9.3 million in the three months ended June 30, 2007. This decrease in distribution and service fee expenses was primarily due to lower average asset levels in the 2008 period.

Amortization of deferred commissions decreased 63% to $1.0 million in the three months ended June 30, 2008 from $2.8 million in the three months ended June 30, 2007. This decrease was primarily attributable to lower subscriptions in our open-end load mutual funds.

Employee compensation and benefits expenses decreased 9% to $16.5 million in the three months ended June 30, 2008 from $18.1 million in the three months ended June 30, 2007. This decrease was primarily due to lower production based and incentive compensation, partially offset by higher salary and amortization of stock-based compensation.

Non-operating Income

Non-operating income decreased by 42% to $1.4 million in the three months ended June 30, 2008 from $2.4 million in the three months ended June 30, 2007. This decrease was primarily attributable to losses on investments and securities owned.

Investment Banking

Revenue

Revenue decreased 71% to $840,000 in the three months ended June 30, 2008 from $2.9 million in the three months ended June 30, 2007. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 40% to $1.7 million in the three months ended June 30, 2008 from $2.9 million in the three months ended June 30, 2007, primarily due to decreases in employee compensation and benefits and depreciation and amortization.

Employee compensation and benefits expenses decreased 27% to $1.5 million in the three months ended June 30, 2008 from $2.0 million in the three months ended June 30, 2007. This was primarily due to decreased production based and incentive compensation resulting from less investment banking fees generated during the quarter, partially offset by higher amortization of stock-based compensation.

Depreciation and amortization decreased 99% to $1,000 in the three months ended June 30, 2008 from $456,000 in the three months ended June 30, 2007. This decrease was primarily due to a reduction in amortization expense associated with the intangible asset attributable to non-compete agreements established in connection with our initial public offering, which fully amortized in January 2008.

Non-operating Income

Non-operating income decreased by 73% to $99,000 in the three months ended June 30, 2008 from $370,000 in the three months ended June 30, 2007. This decrease was attributable to lower interest and dividends due to lower cash balances associated with decreased investment banking fees combined with lower interest rates.

INCOME TAXES

We recorded an income tax expense of $8.3 million in the three months ended June 30, 2008, compared with an income tax expense of $11.4 million in the three months ended June 30, 2007. The provision for income taxes in the three months ended June 30, 2008 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%, which represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2008. The effective tax rate for the three months ended June 30, 2007 was approximately 38%.

Six Months Ended June 30, 2008 compared with Six Months Ended June 30, 2007

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Six Months Ended June 30,
	2008	2007
Asset Management
Total revenue	$107,997	$127,378
Total expenses	(66,568)	(74,809)
Net non-operating income	3,400	3,877

Income before provision for income taxes	$44,829	$56,446

Investment Banking
Total revenue	$891	$18,676
Total expenses	(3,459)	(9,755)
Net non-operating income	288	657

(Loss) income before provision for income taxes	$(2,280)	$9,578

Total
Total revenue	$108,888	$146,054
Total expenses	(70,027)	(84,564)
Net non-operating income	3,688	4,534

Income before provision for income taxes	$42,549	$66,024

REVENUE

Total revenue decreased 25% to $108.9 million in the six months ended June 30, 2008 from $146.1 million in the six months ended June 30, 2007. This decrease was primarily attributable to lower average assets under management and lower investment banking fees.

Asset Management

Revenue

Revenue decreased 15% to $108.0 million in the six months ended June 30, 2008 from $127.4 million in the six months ended June 30, 2007. Investment advisory and administration fees decreased 13% to $94.5 million in the six months ended June 30, 2008, compared with $108.3 million in the six months ended June 30, 2007.

In the six months ended June 30, 2008, total investment advisory and administration revenue from closed-end mutual funds decreased 8% to $35.8 million from $39.1 million in the six months ended June 30, 2007. The decrease in closed-end mutual fund revenue was attributable to lower levels of average daily net assets under management resulting from market depreciation.

In the six months ended June 30, 2008, total investment advisory and administration revenue from open-end mutual funds decreased 22% to $36.9 million from $47.4 million in the six months ended June 30, 2007. The decrease was attributable to lower levels of average daily net assets under management resulting from market depreciation and net outflows.

In the six months ended June 30, 2008, total investment advisory and administration revenue from institutional separate accounts decreased 0.4% to $21.8 million from $21.9 million in the six months ended June 30, 2007. The decrease was primarily attributable to lower levels of average daily assets under management resulting from net outflows and market depreciation.

Distribution and service fee revenue decreased 25% to $10.6 million in the six months ended June 30, 2008, compared with $14.1 million in the six months ended June 30, 2007. This decrease in distribution and service fee revenue was primarily due to lower levels of average daily assets in the 2008 period.

Expenses

Total operating expenses decreased 11% to $66.6 million in the six months ended June 30, 2008 from $74.8 million in the six months ended June 30, 2007, primarily due to decreases in distribution and service fees, amortization of deferred commissions, and employee compensation and benefits.

Distribution and service fee expenses decreased 28% to $13.4 million in the six months ended June 30, 2008 from $18.6 million in the six months ended June 30, 2007. This decrease in distribution and service fee expenses was primarily due to lower average asset levels in the 2008 period.

Amortization of deferred commissions decreased 38% to $3.0 million in the six months ended June 30, 2008 from $4.8 million in the six months ended June 30, 2007. This decrease was primarily attributable to lower subscriptions in our open-end load mutual funds.

Employee compensation and benefits expenses decreased 5% to $32.6 million in the six months ended June 30, 2008 from $34.3 million in the six months ended June 30, 2007. This decrease was primarily due to lower production based and incentive compensation, partially offset by higher salary and amortization of stock-based compensation.

Non-operating Income

Non-operating income decreased by 12% to $3.4 million in the six months ended June 30, 2008 from $3.9 million in the six months ended June 30, 2007. This decrease was primarily attributable to losses on investments and securities owned.

Investment Banking

Revenue

Revenue decreased 95% to $891,000 in the six months ended June 30, 2008 from $18.7 million in the six months ended June 30, 2007. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 65% to $3.5 million in the six months ended June 30, 2008 from $9.8 million in the six months ended June 30, 2007, primarily due to decreases in employee compensation and benefits and depreciation and amortization.

Employee compensation and benefits expenses decreased 65% to $2.8 million in the six months ended June 30, 2008 from $8.1 million in the six months ended June 30, 2007. This was primarily due to decreased production based and incentive compensation resulting from less investment banking fees generated during the period, partially offset by higher amortization of stock-based compensation.

Depreciation and amortization decreased 83% to $154,000 in the six months ended June 30, 2008 from $913,000 in the six months ended June 30, 2007. This decrease was primarily due to a reduction in amortization expense associated with the intangible asset attributable to non-compete agreements established in connection with our initial public offering, which fully amortized in January 2008.

Non-operating Income

Non-operating income decreased by 56% to $288,000 in the six months ended June 30, 2008 from $657,000 in the six months ended June 30, 2007. This decrease was attributable to lower interest and dividends due to lower cash balances associated with decreased investment banking fees combined with lower interest rates.

INCOME TAXES

We recorded an income tax expense of $16.0 million in the six months ended June 30, 2008, compared with an income tax expense of $25.1 million in the six months ended June 30, 2007. The provision for income taxes in the six months ended June 30, 2008 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.5%. The effective tax rate for the six months ended June 30, 2007 was approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investments, available-for-sale. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, accounts receivable and investments, available-for-sale were 67% and 78% of total assets as of June 30, 2008 and December 31, 2007, respectively. The decrease was primarily attributable to cash payments made to repurchase common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units in January 2008 and an investment in our long-short global real estate fund. As of June 30, 2008, we had gross unrealized losses of $19.9 million on our investments, available for sale; however we believe we have sufficient liquidity to hold these investments until a recovery of fair value. Included in the investments, available-for-sale were $8.9 million of auction rate preferred securities and $4.3 million of corporate debt securities which were classified as level 2 investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) at June 30, 2008. See note 4 of the condensed consolidated financial statements relating to investments.

Cash and cash equivalents decreased by $28.1 million, excluding the effect of exchange rate changes, in the six months ended June 30, 2008. Net cash provided by operating activities was $2.7 million in the six months ended June 30, 2008. Net cash of $3.8 million was provided by investing activities, primarily from proceeds from sales and maturities of investments, available-for-sale in the amount of $31.0 million, partially offset by the purchase of $22.2 million of investments, available-for-sale and the purchase of $4.9 million of property and equipment. Net cash of $34.7 million was used in financing activities, primarily for the repurchase of common stock of $30.2 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $18.3 million, partially offset by an excess tax benefit associated with restricted stock awards of $13.3 million.

Cash and cash equivalents decreased by $27.0 million, excluding the effect of exchange rate changes, in the six months ended June 30, 2007. Net cash provided by operating activities was $39.5 million in the six months ended June 30, 2007. Net cash of $37.1 million was used in investing activities, primarily for the purchase of investments, available-for-sale in the amount of $38.4 million. Net cash of $29.4 million was used in financing activities, primarily for the repurchase of common stock of $35.1 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $22.1 million, partially offset by an excess tax benefit associated with restricted stock awards of $27.1 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2008, we exceeded our aggregate minimum regulatory capital requirement by $29.9 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At June 30, 2008, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by $30.5 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

CONTRACTUAL OBLIGATIONS

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of June 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	2013 and after	Total
Operating leases	$3,771	$7,622	$7,742	$7,392	$7,144	$9,376	$43,047
Capital lease obligations, net	25	28	3	—	—	—	56

Total contractual obligations	$3,796	$7,650	$7,745	$7,392	$7,144	$9,376	$43,103

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading instruments, and are measured at fair value based on quoted market prices with unrealized gains and losses reported in our statement of operations. Trading securities are attributable to the consolidation of our investment in our long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of highly rated preferred instruments and Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices from independent pricing services, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our statement of operations. Impairments that arise from market conditions and not changes in credit quality are generally considered temporary.

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

Stock-based Compensation

We account for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize compensation expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires us to estimate forfeitures.

Recently Issued Accounting Pronouncements

In March 2008, SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No.133, (“SFAS 161”) was issued. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. We do not anticipate SFAS 161 to have a material impact on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk of interest rate, securities market and general economic fluctuations, which may have an adverse impact on the value of our investments and securities owned. At June 30, 2008, we had approximately $15.4 million of securities owned and approximately $8.9 million of securities sold but not yet purchased, which were comprised primarily of domestic equities. At June 30, 2008, we had approximately $75.1 million of investments, available-for-sale which were comprised of approximately $21.0 million invested in our sponsored mutual funds, $35.2 million invested in preferred securities, $14.6 million invested in foreign and domestic equities and $4.3 million invested in fixed income instruments as of June 30, 2008.

In addition, a significant majority of our revenue—approximately 87% and 81% for the three months ended June 30, 2008 and 2007, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is typically based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue to decline by:

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

As of June 30, 2008, 44% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

Item 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of June 30, 2008 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2008	146	(1)	$27.05	—	—
May 1 through May 31, 2008	9,827	(1)	$30.15	—	—
June 1 through June 30, 2008	845	(1)	$28.87	—	—

Total	10,818		$30.01	—	—

(1) Purchases made by us primarily to satisfy income tax withholding obligations of certain employees.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Cohen & Steers was held on May 9, 2008, for the purpose of considering and acting upon the following:

(1) Election of Directors. Six directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominees	For	Withheld
Martin Cohen	39,111,067	359,378
Robert H. Steers	39,111,167	359,278
Richard E. Bruce	38,709,102	761,343
Peter L. Rhein	38,708,777	761,668
Richard P. Simon	38,707,882	762,563
Edmond D. Villani	38,709,469	760,976

(2) Compensation Plans. Two matters were approved and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Approval of the Amended and Restated Cohen & Steers, Inc. 2004 Stock Incentive Plan	28,454,075	7,781,297	895,874
Approval of the Amended and Restated Cohen & Steers, Inc. 2004 Annual Incentive Plan	35,500,523	728,383	902,340

(3) Ratification of Independent Registered Public Accounting Firm. The appointment of Deloitte & Touche LLP as our independent registered public accounting firm was ratified and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	39,433,660	22,588	14,197

There were no broker non-votes. With respect to the preceding matters, holders of our common stock are entitled to one vote per share.

Item 5. Other Information

On August 7, 2008, the Board of Directors of the Company approved amendments to, and restated, the Company’s Amended and Restated By-Laws (the “Amended and Restated By-Laws”). The material changes effected by the adoption of the Amended and Restated By-Laws were to (i) implement a majority voting standard for the election of directors in uncontested elections, (ii) expand the information required to be provided by any stockholder who proposes director nominations or any other business for consideration at a meeting of stockholders, including disclosure of any hedging activity, and to require the periodic updating of such information, and (iii) update the advance notice provisions to ensure that such provisions are clear and unambiguous and that compliance with the notice procedures set forth in the Amended and Restated Bylaws is the exclusive means for a stockholder to make nominations or submit other business at a meeting of stockholders. The Amended and Restated By-Laws became effective on August 7, 2008.

A copy of the Amended and Restated By-Laws is attached as Exhibit 3.2 hereto and is hereby incorporated by reference.

Item 6. Exhibits

Exhibit No.	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant (filed herewith)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Amended and Restated Cohen & Steers, Inc. 2004 Stock Incentive Plan*(2)
10.2	—Amended and Restated Cohen & Steers, Inc. 2004 Annual Incentive Plan*(2)
31.1	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32236) filed on May 15, 2008.

* Denotes compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	COHEN & STEERS, INC.

/S/ MATTHEW S. STADLER
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: August 11, 2008	COHEN & STEERS, INC.

/S/ BERNARD M. DOUCETTE
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer