Form 10-Q
period 2008-09-30
COHEN & STEERS INC
filed 2008-11-10
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 6, 2008 was 41,581,525.

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

PART I—Financial Information

Item  1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$111,224	$136,971
Securities owned	17,174	—
Investments, available-for-sale	52,907	93,703
Accounts receivable	30,664	30,112
Due from broker	15,099	—
Income tax receivable	13,065	2,311
Property and equipment—net	16,103	12,226
Deferred commissions—net	1,421	4,101
Goodwill	20,918	21,450
Intangible assets—net	5,733	6,340
Deferred income tax asset—net	6,696	20,412
Other assets	4,723	4,619

Total assets	$295,727	$332,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$14,393	$31,343
Securities sold but not yet purchased	7,377	—
Income tax payable	4,166	3,096
Deferred rent	3,090	3,369
Other liabilities and accrued expenses	12,206	12,522

Total liabilities	41,232	50,330

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 43,857,451 and 41,142,827 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	439	411
Additional paid-in capital	338,066	310,459
Retained earnings	16,208	19,567
Accumulated other comprehensive loss, net of taxes	(24,705)	(3,581)
Less: Treasury stock, at cost, 2,278,075 and 1,153,998 shares at September 30, 2008 and December 31, 2007, respectively	(75,513)	(44,941)

Total stockholders’ equity	254,495	281,915

Total liabilities and stockholders’ equity	$295,727	$332,245

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Investment advisory and administration fees	$43,558	$54,913	$138,102	$163,255
Distribution and service fees	4,201	7,335	14,777	21,461
Portfolio consulting and other	1,178	2,383	4,055	7,293
Investment banking fees	116	4,820	1,007	23,496

Total revenue	49,053	69,451	157,941	215,505

Expenses:
Employee compensation and benefits	19,100	20,140	54,489	62,496
Distribution and service fees	7,017	14,330	20,383	32,894
General and administrative	8,721	8,590	25,035	24,007
Depreciation and amortization	1,020	1,767	2,965	5,169
Amortization, deferred commissions	624	3,123	3,637	7,948

Total expenses	36,482	47,950	106,509	132,514

Operating income	12,571	21,501	51,432	82,991

Non-operating income:
Interest and dividend income	1,704	2,882	5,200	6,582
(Loss) gain from marketable securities—net	(11,548)	773	(11,856)	1,684
Loss from sale of property and equipment	—	—	—	(2)
Foreign currency (loss) gain—net	(90)	432	410	357

Total non-operating (loss) income	(9,934)	4,087	(6,246)	8,621

Income before provision for income taxes	2,637	25,588	45,186	91,612
Provision for income taxes	4,197	9,727	20,165	34,813

Net (loss) income	$(1,560)	$15,861	$25,021	$56,799

(Loss) earnings per share
Basic	$(0.04)	$0.38	$0.60	$1.36

Diluted	$(0.04)	$0.37	$0.59	$1.33

Weighted average shares outstanding
Basic	41,889	41,823	41,881	41,871

Diluted	41,889	42,564	42,136	42,685

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2008

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total
Beginning balance, January 1, 2008	$411	$310,459	$19,567	$(3,581)	$(44,941)	$281,915
Dividends	—	—	(28,380)	—	—	(28,380)
Issuance of common stock	28	788	—	—	—	816
Repurchase of common stock	—	—	—	—	(30,572)	(30,572)
Tax benefits associated with restricted stock units	—	13,749	—	—	—	13,749
Issuance of restricted stock units	—	2,932	—	—	—	2,932
Amortization of restricted stock units—net	—	10,272	—	—	—	10,272
Forfeitures of vested restricted stock awards	—	(134)	—	—	—	(134)
Net income	—	—	25,021	—	—	25,021
Other comprehensive loss, net of taxes	—	—	—	(21,124)	—	(21,124)

Ending balance, September 30, 2008	$439	$338,066	$16,208	$(24,705)	$(75,513)	$254,495

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$25,021	$56,799
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	10,394	8,784
Amortization, deferred commissions	3,637	7,948
Depreciation and amortization	2,965	5,169
Deferred rent	(279)	1,069
Loss from securities owned	272	—
Loss (gain) from investments, available-for-sale	11,584	(1,684)
Loss from sale of property and equipment	—	2
Deferred income taxes	13,589	4,888
Foreign currency loss (gain)	2	(417)
Changes in operating assets and liabilities:
Accounts receivable	(554)	(8,744)
Due from broker	(15,099)	—
Deferred commissions	(957)	(8,047)
Income tax receivable	(10,754)	(947)
Securities owned	(17,446)	—
Other assets	81	(639)
Accrued compensation	(15,325)	3,303
Securities sold but not yet purchased	7,377	—
Income tax payable	1,070	2,643
Other liabilities and accrued expenses	(56)	960

Net cash provided by operating activities	15,522	71,087

Cash flows from investing activities:
Purchases of investments, available-for-sale	(29,858)	(56,788)
Proceeds from sale and maturities of investments, available-for-sale	39,718	10,591
Purchases of property and equipment	(6,539)	(3,888)
Proceeds from sale of property and equipment	—	1,171

Net cash provided by (used in) investing activities	3,321	(48,914)

Cash flows from financing activities:
Excess tax benefit associated with restricted stock awards	13,364	27,261
Issuance of common stock	693	943
Repurchase of common stock	(30,572)	(35,569)
Dividends to stockholders	(27,432)	(30,408)
Payment of capital lease obligations	(35)	(60)

Net cash used in financing activities	(43,982)	(37,833)

Net decrease in cash and cash equivalents	(25,139)	(15,660)
Effect of exchange rate changes	(608)	211
Cash and cash equivalents, beginning of the period	136,971	139,360

Cash and cash equivalents, end of the period	$111,224	$123,911

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the nine months ended September 30, 2008 and September 30, 2007, there was no cash paid for interest.

For the nine months ended September 30, 2008, the Company paid taxes, net of tax refunds, of $2.8 million. For the nine months ended September 30, 2007, the Company received cash tax refunds, net of taxes paid, of approximately $70,000.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the nine months ended September 30, 2008 and 2007, the Company issued fully vested restricted stock units in the amount of $2.0 million and $2.5 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company issued unvested restricted stock units in the amount of $31.4 million and $26.1 million, respectively. For the nine months ended September 30, 2008 and 2007, forfeitures of restricted stock units totaled $3.3 million and $2.9 million, respectively. In addition, for the nine months ended September 30, 2008 and 2007, the Company issued restricted stock unit dividend equivalents in the amount of $948,000 and $513,000, respectively.

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

The Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. The Company manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure, and preferred securities. The Company also offers alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Through its registered broker/dealers, Securities and Advisors, the Company provides distribution services for certain of its funds and investment banking services to companies in real estate and real estate intensive businesses, including healthcare, respectively.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Securities owned and securities sold but not yet purchased are classified as trading securities, and are measured at fair value based on quoted market prices with unrealized gains and losses reported in the Company’s condensed consolidated statement of operations. Trading securities are attributable to the consolidation of the Company’s investment in its long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices from independent pricing services, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment on a security position is other than temporary, the loss will be recognized in the Company’s condensed consolidated statement of operations. Impairments that arise from market conditions and not changes in credit quality are generally considered temporary.

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

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service arrangements are recorded as incurred. During the third quarter of 2007, the Company made a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. The payment was reflected as an expense in distribution and service fees on the accompanying condensed consolidated statements of operations.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock-based Compensation—The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize compensation expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures. During the three months ended September 30, 2008, the Company adjusted its estimated forfeitures, resulting in an increase to employee compensation and benefits of approximately $1.0 million.

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

Recently Issued Accounting Pronouncements—In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, (“FSP 157-3”) which clarifies the application of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with the Company’s approach to valuing financial assets for which there are no active markets.

In March 2008, SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, (“SFAS 161”) was issued. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company does not anticipate that SFAS 161 will have a material impact on its condensed consolidated financial statements.

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

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) which allows companies to elect to measure certain financial assets and liabilities at fair value, was issued. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year. The Company did not elect to apply SFAS 159 to any financial assets or liabilities.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. The Company’s goodwill decreased by $532,000 to approximately $20,918,000 at September 30, 2008 from approximately $21,450,000 at December 31, 2007 due to foreign currency translation.

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2008 and December 31, 2007 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2008:
Amortized intangible assets:
Non-compete agreements	—	$15,400	$(15,400)	$—
Client relationships	123	3,800	(567)	3,233
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(15,967)	$5,733

December 31, 2007:
Amortized intangible assets:
Non-compete agreements	1	$15,400	$(15,030)	$370
Client relationships	132	3,800	(330)	3,470
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	2,500

Total		$21,700	$(15,360)	$6,340

Amortization expense related to the intangible assets was approximately $80,000 and $1,191,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $607,000 and $3,567,000 for the nine months ended September 30, 2008 and 2007, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2008	$80
2009	317
2010	317
2011	317
2012	317
Thereafter	1,885

Total	$3,233

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Investments

Trading

On March 31, 2008, the Company launched a long-short global real estate fund (the “Fund”). At September 30, 2008, the Company owned 100% of the voting interest of the Fund and accordingly, the underlying assets and liabilities have been included in the Company’s condensed consolidated financial statements. The Fund had approximately $17,174,000 of securities owned and approximately $7,377,000 of securities sold but not yet purchased as of September 30, 2008, which were comprised primarily of equities. All material intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses currency forwards to manage its exposure to market and currency risk and does not hold currency forwards for speculative or trading purposes. These currency forwards are not designated as hedges under SFAS 133, and changes in fair values of these derivatives are included in (loss) gain from marketable securities-net in the condensed consolidated statements of operations. As of September 30, 2008, the notional value of derivatives was approximately $1,318,000 for long positions and $1,566,000 for short positions. For the three and nine months ended September 30, 2008, the effect of derivative transactions was immaterial to the Company’s condensed consolidated statements of operations.

Available-for-sale

The following is a summary of the cost, gross unrealized gains, losses and fair value of investments, available-for-sale as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008				December 31, 2007
	Cost	Gross Unrealized		Fair Value	Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Perpetual preferred securities	$37,211	$—	$(17,593)	$19,618	$60,945	$—	$(7,646)	$53,299
Fixed rate preferred securities	7,100	1	(2,192)	4,909	8,632	16	(916)	7,732
Common stocks	7,333	244	(1,319)	6,258	3,250	411	(258)	3,403
Fixed income	5,206	—	(1,349)	3,857	5,256	—	(750)	4,506
Company-sponsored mutual funds	24,796	142	(6,673)	18,265	25,011	1,633	(1,881)	24,763

Total investments, available-for-sale	$81,646	$387	$(29,126)	$52,907	$103,094	$2,060	$(11,451)	$93,703

During the three months ended September 30, 2008, the Company recorded an impairment loss of approximately $10,494,000 from investments primarily in Federal National Mortgage Association (“FNMA”) preferred securities. The FNMA preferred securities were sold during the three months ended September 30, 2008.

Unrealized losses on investments, available-for-sale were generally caused by market conditions and not changes in credit quality. Available-for-sale securities with a fair value of $23,475,000 and unrealized loss of $18,942,000 had been in a loss position for greater than 12 months as of September 30, 2008. The Company has

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the ability and intent to hold these investments until a recovery of fair value, which may, in certain cases, mean until maturity, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary. Where applicable, the investments available-for-sale are rated investment grade and are current with respect to interest and dividend payments.

Sales proceeds, gross realized gains and losses, and dividend income from investments, available-for-sale and Company-sponsored mutual funds for the three months ended September 30, 2008 and 2007 are summarized below (in thousands):

	Investments, Available-for-Sale		Company-Sponsored Mutual Funds
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Proceeds from sales and maturities	$8,722	$6,550	$—	$2,732
Gross realized gains	48	891	—	862
Gross realized losses	(11,245)	(118)	—	—
Dividend income	846	707	50	52

Sales proceeds, gross realized gains and losses, and dividend income from investments, available-for-sale and Company-sponsored mutual funds for the nine months ended September 30, 2008 and 2007 are summarized below (in thousands):

	Investments, Available-for-Sale		Company-Sponsored Mutual Funds
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Proceeds from sales and maturities	$39,699	$10,591	$796	$5,620
Gross realized gains	633	1,803	205	1,668
Gross realized losses	(12,002)	(119)	—	—
Dividend income	3,003	2,114	223	184

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. The following table presents fair value measurements as of September 30, 2008 (in thousands):

	Level 1	Level 2	Total
Securities owned	$17,174	$—	$17,174

Investments, available-for-sale
Perpetual preferred securities	$12,743	$6,875	$19,618
Fixed rate preferred securities	4,909	—	4,909
Common stocks	6,258	—	6,258
Fixed income	—	3,857	3,857
Company-sponsored mutual funds	18,265	—	18,265

Total investments, available-for-sale	$42,175	$10,732	$52,907

Securities sold but not yet purchased	$(7,377)	$—	$(7,377)

The investments classified as level 2 in the above table were comprised of auction rate preferred securities and corporate debt securities.

Subsequent to September 30, 2008, conditions in the worldwide debt and equity markets have deteriorated, effecting the market value of the Company’s investments since September 30, 2008. However, there has been no fundamental change to the underlying issuers and the Company still has the intent and ability to hold its investments until recovery.

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

For the three months ended September 30, 2008, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the three months ended September 30, 2008, the Company would have added 346,000 common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. Anti-dilutive common stock equivalents of 214,000 shares were excluded from the computation for the nine months ended September 30, 2008. There were no anti-dilutive common stock equivalents excluded from the computation for the three and nine months ended September 30, 2007.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(1,560)	$15,861	$25,021	$56,799

Basic weighted average shares outstanding	41,889	41,823	41,881	41,871
Dilutive potential shares from restricted stock awards	—	741	255	814

Diluted weighted average shares outstanding	41,889	42,564	42,136	42,685

Basic (loss) earnings per share	$(0.04)	$0.38	$0.60	$1.36

Diluted (loss) earnings per share	$(0.04)	$0.37	$0.59	$1.33

6. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the three and nine months ended September 30, 2008 was approximately $4,197,000 and $20,165,000, respectively, and includes a $3.2 million valuation allowance associated with available-for-sale securities and a $1.6 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The provision for income taxes in the three and nine months ended September 30, 2008 includes U.S. federal, state, local and foreign taxes. Excluding the items mentioned above, an approximate effective tax rate of 38% represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2008.

The Company’s net deferred tax asset is primarily comprised of deferred tax assets related to future income tax deductions attributable to the delivery of unvested restricted stock units as well as unrealized losses from investments, available-for-sale, net of valuation allowance. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. At September 30, 2008, there were no material changes in the unrecognized tax benefits from December 31, 2007.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(1,560)	$15,861	$25,021	$56,799
Foreign currency (loss) gain adjustment	(3,462)	837	(1,277)	1,291
Net unrealized loss on available-for-sale securities, net of tax	(6,966)	(2,663)	(12,886)	(4,433)
Reclassification of realized (loss) gain on available-for-sale securities, net of tax	(6,778)	459	(6,961)	1,000

Total comprehensive (loss) income	$(18,766)	$14,494	$3,897	$54,657

8. Regulatory Requirements

Securities and Advisors, registered broker/dealers in the U.S., are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of September 30, 2008, Securities and Advisors had net capital of approximately $11,226,000 and $19,001,000, respectively, which exceeded their requirements by approximately $10,970,000 and $18,605,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of September 30, 2008, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $3,973,000 and the Foreign Regulated Entities exceeded those requirements by approximately $31,769,000.

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Investment advisory and administration fees	$33,306	$42,542	$106,007	$128,961
Distribution and service fees	4,201	7,335	14,777	21,461

	$37,507	$49,877	$120,784	$150,422

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the three months ended September 30, 2008 and 2007, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $3,136,000 and $4,514,000, respectively, of advisory fees it was otherwise entitled to receive. For the nine months ended September 30, 2008 and 2007, the Company waived approximately $10,047,000 and $14,457,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of September 30, 2008, such scheduled reductions in advisory fee waivers were effective for four funds.

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2008 and 2007, expenses of approximately $1,445,000 and $1,065,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2008 and 2007, expenses of approximately $3,728,000 and $3,035,000, respectively, were incurred.

Included in accounts receivable at September 30, 2008 and December 31, 2007 are receivables due from Company-sponsored mutual funds of approximately $11,362,000 and $15,604,000, respectively.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summarized financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended September 30,
	2008	2007
Asset Management
Total revenue	$48,937	$64,631
Total expenses	(34,933)	(44,600)
Net non-operating (loss) income	(10,030)	3,694

Income before provision for income taxes	$3,974	$23,725

Investment Banking
Total revenue	$116	$4,820
Total expenses	(1,549)	(3,350)
Net non-operating income	96	393

(Loss) income before provision for income taxes	$(1,337)	$1,863

Total
Total revenue	$49,053	$69,451
Total expenses	(36,482)	(47,950)
Net non-operating (loss) income	(9,934)	4,087

Income before provision for income taxes	$2,637	$25,588

	Nine Months Ended September 30,
	2008	2007
Asset Management
Total revenue	$156,934	$192,009
Total expenses	(101,501)	(119,409)
Net non-operating (loss) income	(6,630)	7,571

Income before provision for income taxes	$48,803	$80,171

Investment Banking
Total revenue	$1,007	$23,496
Total expenses	(5,008)	(13,105)
Net non-operating income	384	1,050

(Loss) income before provision for income taxes	$(3,617)	$11,441

Total
Total revenue	$157,941	$215,505
Total expenses	(106,509)	(132,514)
Net non-operating (loss) income	(6,246)	8,621

Income before provision for income taxes	$45,186	$91,612

11. Subsequent Event

On November 6, 2008, CNS declared a quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend will be payable on December 29, 2008 to stockholders of record at the close of business on December 5, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2008 and September 30, 2007. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a manager of income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure, and preferred securities. We also offer alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies. We serve individual and institutional investors through a broad range of investment vehicles. As a complement to our asset management business, we also provide investment banking services to companies in real estate and real estate intensive businesses, including healthcare.

Assets Under Management

We manage three types of accounts: closed-end mutual funds, open-end mutual funds and institutional separate accounts.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Closed-End Mutual Funds
Assets under management, beginning of period	$9,531	$11,191	$10,274	$11,391

Inflows	—	445	—	647
Market depreciation	(961)	(265)	(1,704)	(667)

Total (decrease) increase	(961)	180	(1,704)	(20)

Assets under management, end of period	$8,570	$11,371	$8,570	$11,371

Open-End Mutual Funds
Assets under management, beginning of period	$7,644	$11,119	$8,900	$9,575

Inflows	622	951	2,170	4,918
Outflows	(943)	(1,419)	(2,892)	(3,343)

Net (outflows) inflows	(321)	(468)	(722)	1,575
Market (depreciation) appreciation	(374)	191	(1,229)	(308)

Total (decrease) increase	(695)	(277)	(1,951)	1,267

Assets under management, end of period	$6,949	$10,842	$6,949	$10,842

Institutional Separate Accounts
Assets under management, beginning of period	$9,785	$12,250	$10,612	$8,930

Inflows	314	626	1,407	5,314
Outflows	(458)	(474)	(1,676)	(1,422)

Net (outflows) inflows	(144)	152	(269)	3,892
Market (depreciation) appreciation	(536)	108	(1,238)	(312)

Total (decrease) increase	(680)	260	(1,507)	3,580

Assets under management, end of period	$9,105	$12,510	$9,105	$12,510

Total
Assets under management, beginning of period	$26,960	$34,560	$29,786	$29,896

Inflows	936	2,022	3,577	10,879
Outflows	(1,401)	(1,893)	(4,568)	(4,765)

Net (outflows) inflows	(465)	129	(991)	6,114
Market (depreciation) appreciation	(1,871)	34	(4,171)	(1,287)

Total (decrease) increase	(2,336)	163	(5,162)	4,827

Assets under management, end of period	$24,624	$34,723	$24,624	$34,723

Assets under management were $24.6 billion at September 30, 2008, a 29% decrease from $34.7 billion at September 30, 2007. The decrease was a result of market depreciation of $8.4 billion and net outflows of $1.7 billion.

A significant majority of our revenue, approximately 89% and 87% for the three and nine months ended September 30, 2008, respectively, is derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio. Given the recent market decline in general, and real estate securities specifically, our assets under management have decreased since September 30, 2008, generally in line with the markets. Further, as a result of the declining net asset values in certain of the closed-end mutual funds we manage, we have begun the process of redeeming a portion of the closed-end mutual fund preferred shares in order to maintain the required leverage ratios. Although it is too early to determine the final amount of de-leveraging in the closed-end mutual funds, we expect some level of de-leveraging to occur by the end of 2008.

Closed-end mutual funds

Closed-end mutual fund assets under management decreased 25% to $8.6 billion at September 30, 2008, compared with $11.4 billion at September 30, 2007. The decrease in assets under management was primarily attributable to market depreciation of $2.9 billion during the prior twelve month period.

Closed-end mutual funds had no inflows in the three months ended September 30, 2008 as no new common or preferred shares were offered during this period, compared with $445 million raised by Cohen & Steers Global Income Builder, Inc. (“INB”) from the issuance of common shares in the three months ended September 30, 2007. Market depreciation was $961 million in the three months ended September 30, 2008, compared with market depreciation of $265 million in the three months ended September 30, 2007.

Closed-end mutual funds had no inflows in the nine months ended September 30, 2008, compared with $647 million in the nine months ended September 30, 2007. The inflows in the 2007 period were comprised of $445 million from the issuance of common shares raised by INB and $202 million raised by three existing closed-end mutual funds from the issuance of variable rate preferred shares. Market depreciation was $1.7 billion in the nine months ended September 30, 2008, compared with market depreciation of $667 million in the nine months ended September 30, 2007.

Open-end mutual funds

Open-end mutual fund assets under management decreased 36% to $6.9 billion at September 30, 2008 from $10.8 billion at September 30, 2007. The decrease in assets under management was attributable to market depreciation of $2.7 billion and net outflows of $1.2 billion during the prior twelve month period.

Net outflows for open-end mutual funds were $321 million in the three months ended September 30, 2008, compared with $468 million in the three months ended September 30, 2007. Gross inflows were $622 million in the three months ended September 30, 2008, compared with $951 million in the three months ended September 30, 2007. Gross outflows totaled $943 million in the three months ended September 30, 2008, compared with $1.4 billion in the three months ended September 30, 2007. Market depreciation was $374 million in the three months ended September 30, 2008, compared with market appreciation of $191 million in the three months ended September 30, 2007.

Net outflows for open-end mutual funds were $722 million in the nine months ended September 30, 2008, compared with net inflows of $1.6 billion in the nine months ended September 30, 2007. Gross inflows were $2.2 billion in the nine months ended September 30, 2008, compared with $4.9 billion in the nine months ended September 30, 2007. Gross outflows were $2.9 billion in the nine months ended September 30, 2008, compared with $3.3 billion in the nine months ended September 30, 2007. Market depreciation was $1.2 billion in the nine months ended September 30, 2008, compared with market depreciation of $308 million in the nine months ended September 30, 2007.

Institutional separate accounts

Institutional separate account assets under management decreased 27% to $9.1 billion at September 30, 2008 from $12.5 billion at September 30, 2007. The decrease in assets under management was due to market depreciation of $2.8 billion and net outflows of $617 million during the prior twelve month period.

Institutional separate accounts had net outflows of $144 million in the three months ended September 30, 2008, compared with net inflows of $152 million in the three months ended September 30, 2007. Gross inflows were $314 million in the three months ended September 30, 2008, compared with $626 million in the three months ended September 30, 2007. Gross outflows totaled $458 million in the three months ended September 30, 2008, compared with $474 million in the three months ended September 30, 2007. Market depreciation was $536 million in the three months ended September 30, 2008, compared with market appreciation of $108 million in the three months ended September 30, 2007.

Institutional separate accounts had net outflows of $269 million in the nine months ended September 30, 2008, compared with net inflows of $3.9 billion in the nine months ended September 30, 2007. Gross inflows were $1.4 billion in the nine months ended September 30, 2008, compared with $5.3 billion in the nine months ended September 30, 2007. Gross outflows totaled $1.7 billion in the nine months ended September 30, 2008, compared with $1.4 billion in the nine months ended September 30, 2007. Market depreciation was $1.2 billion in the nine months ended September 30, 2008, compared with market depreciation of $312 million in the nine months ended September 30, 2007.

Results of Operations

Three Months Ended September 30, 2008 compared with Three Months Ended September 30, 2007

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Three Months Ended September 30,
	2008	2007
Asset Management
Total revenue	$48,937	$64,631
Total expenses	(34,933)	(44,600)
Net non-operating (loss) income	(10,030)	3,694

Income before provision for income taxes	$3,974	$23,725

Investment Banking
Total revenue	$116	$4,820
Total expenses	(1,549)	(3,350)
Net non-operating income	96	393

(Loss) income before provision for income taxes	$(1,337)	$1,863

Total
Total revenue	$49,053	$69,451
Total expenses	(36,482)	(47,950)
Net non-operating (loss) income	(9,934)	4,087

Income before provision for income taxes	$2,637	$25,588

Revenue

Total revenue decreased 29% to $49.1 million in the three months ended September 30, 2008 from $69.5 million in the three months ended September 30, 2007. This decrease was primarily attributable to lower average assets under management and lower investment banking fees.

Asset Management

Revenue

Revenue decreased 24% to $48.9 million in the three months ended September 30, 2008 from $64.6 million in the three months ended September 30, 2007. Investment advisory and administration fees decreased 21% to $43.6 million in the three months ended September 30, 2008, compared with $54.9 million in the three months ended September 30, 2007.

In the three months ended September 30, 2008, total investment advisory and administration revenue from closed-end mutual funds decreased 13% to $16.8 million from $19.3 million in the three months ended September 30, 2007. The decrease in closed-end mutual fund revenue was attributable to lower levels of average daily net assets under management resulting from market depreciation.

In the three months ended September 30, 2008, total investment advisory and administration revenue from open-end mutual funds decreased 29% to $16.5 million from $23.2 million in the three months ended September 30, 2007. The decrease was attributable to lower levels of average daily net assets under management resulting from market depreciation and net outflows.

In the three months ended September 30, 2008, total investment advisory and administration revenue from institutional separate accounts decreased 17% to $10.3 million from $12.4 million in the three months ended September 30, 2007. The decrease was primarily attributable to lower levels of average daily net assets under management resulting from market depreciation and net outflows.

Distribution and service fee revenue decreased 43% to $4.2 million in the three months ended September 30, 2008 from $7.3 million in the three months ended September 30, 2007. This decrease in distribution and service fee revenue was primarily due to lower average asset levels in the 2008 period.

Expenses

Total operating expenses decreased 22% to $34.9 million in the three months ended September 30, 2008 from $44.6 million in the three months ended September 30, 2007, primarily due to decreases in distribution and service fees and amortization of deferred commissions, partially offset by increased employee compensation and benefits.

Distribution and service fee expenses decreased 51% to $7.0 million in the three months ended September 30, 2008 from $14.3 million in the three months ended September 30, 2007. This decrease in distribution and service fee expenses was primarily due to lower average asset levels in the 2008 period.

Amortization of deferred commissions decreased 80% to $624,000 in the three months ended September 30, 2008 from $3.1 million in the three months ended September 30, 2007. This decrease was primarily attributable to lower subscriptions in our open-end load mutual funds.

Employee compensation and benefits expenses increased 2% to $17.8 million in the three months ended September 30, 2008 from $17.5 million in the three months ended September 30, 2007. This increase was primarily due to higher salary of approximately $1.2 million, an increase in stock-based compensation of approximately $368,000 and an adjustment to estimated forfeitures of approximately $1.0 million, partially offset by lower incentive compensation of approximately $2.1 million.

Non-operating (Loss) Income

Non-operating loss was $10.0 million in the three months ended September 30, 2008, compared with non-operating income of $3.7 million in the three months ended September 30, 2007. This decrease was primarily attributable to $10.5 million of losses recorded on available-for-sale securities, primarily from investments in Federal National Mortgage Association preferred securities.

Investment Banking

Revenue

Revenue decreased 98% to $116,000 in the three months ended September 30, 2008 from $4.8 million in the three months ended September 30, 2007. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 54% to $1.5 million in the three months ended September 30, 2008 from $3.4 million in the three months ended September 30, 2007, primarily due to decreases in employee compensation and benefits and depreciation and amortization.

Employee compensation and benefits expenses decreased 52% to $1.3 million in the three months ended September 30, 2008 from $2.7 million in the three months ended September 30, 2007. This was primarily due to decreased production based and incentive compensation of approximately $1.6 million resulting from less investment banking fees generated during the quarter, partially offset by higher amortization of stock-based compensation of approximately $307,000.

Depreciation and amortization decreased 99% to $1,000 in the three months ended September 30, 2008 from $456,000 in the three months ended September 30, 2007. This decrease was primarily due to a reduction in amortization expense of approximately $455,000 associated with the intangible asset attributable to non-compete agreements established in connection with our initial public offering, which fully amortized in January 2008.

Non-operating Income

Non-operating income decreased by 76% to $96,000 in the three months ended September 30, 2008 from $393,000 in the three months ended September 30, 2007. This decrease was attributable to lower interest and dividends due to lower cash balances associated with decreased investment banking fees combined with lower interest rates.

Income Taxes

We recorded income tax expense of $4.2 million in the three months ended September 30, 2008, compared with income tax expense of $9.7 million in the three months ended September 30, 2007. The income tax expense in the three months ended September 30, 2008 includes a $3.2 million valuation allowance associated with available-for-sale securities and a $1.6 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The provision for income taxes includes U.S. federal, state, local and foreign taxes. Excluding the items mentioned above, an approximate effective tax rate of 38% represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2008.

Nine Months Ended September 30, 2008 compared with Nine Months Ended September 30, 2007

The following table of selected financial data presents our business segments in a manner consistent with the way that we manage our businesses (in thousands):

	Nine Months Ended September 30,
	2008	2007
Asset Management
Total revenue	$156,934	$192,009
Total expenses	(101,501)	(119,409)
Net non-operating (loss) income	(6,630)	7,571

Income before provision for income taxes	$48,803	$80,171

Investment Banking
Total revenue	$1,007	$23,496
Total expenses	(5,008)	(13,105)
Net non-operating income	384	1,050

(Loss) income before provision for income taxes	$(3,617)	$11,441

Total
Total revenue	$157,941	$215,505
Total expenses	(106,509)	(132,514)
Net non-operating (loss) income	(6,246)	8,621

Income before provision for income taxes	$45,186	$91,612

Revenue

Total revenue decreased 27% to $157.9 million in the nine months ended September 30, 2008 from $215.5 million in the nine months ended September 30, 2007. This decrease was primarily attributable to lower average assets under management and lower investment banking fees.

Asset Management

Revenue

Revenue decreased 18% to $156.9 million in the nine months ended September 30, 2008 from $192.0 million in the nine months ended September 30, 2007. Investment advisory and administration fees decreased 15% to $138.1 million in the nine months ended September 30, 2008, compared with $163.3 million in the nine months ended September 30, 2007.

In the nine months ended September 30, 2008, total investment advisory and administration revenue from closed-end mutual funds decreased 10% to $52.6 million from $58.4 million in the nine months ended September 30, 2007. The decrease in closed-end mutual fund revenue was attributable to lower levels of average daily net assets under management resulting from market depreciation.

In the nine months ended September 30, 2008, total investment advisory and administration revenue from open-end mutual funds decreased 24% to $53.4 million from $70.6 million in the nine months ended September 30, 2007. The decrease was attributable to lower levels of average daily net assets under management resulting from market depreciation and net outflows.

In the nine months ended September 30, 2008, total investment advisory and administration revenue from institutional separate accounts decreased 6% to $32.1 million from $34.3 million in the nine months ended September 30, 2007. The decrease was primarily attributable to lower levels of average daily assets under management resulting from market depreciation and net outflows.

Distribution and service fee revenue decreased 31% to $14.8 million in the nine months ended September 30, 2008, compared with $21.5 million in the nine months ended September 30, 2007. This decrease in distribution and service fee revenue was primarily due to lower levels of average daily assets in the 2008 period.

Expenses

Total operating expenses decreased 15% to $101.5 million in the nine months ended September 30, 2008 from $119.4 million in the nine months ended September 30, 2007, primarily due to decreases in distribution and service fees, amortization of deferred commissions, and employee compensation and benefits.

Distribution and service fee expenses decreased 38% to $20.4 million in the nine months ended September 30, 2008 from $32.9 million in the nine months ended September 30, 2007. This decrease in distribution and service fee expenses was primarily due to lower average asset levels in the 2008 period.

Amortization of deferred commissions decreased 54% to $3.6 million in the nine months ended September 30, 2008 from $7.9 million in the nine months ended September 30, 2007. This decrease was primarily attributable to lower subscriptions in our open-end load mutual funds.

Employee compensation and benefits expenses decreased 3% to $50.4 million in the nine months ended September 30, 2008 from $51.7 million in the nine months ended September 30, 2007. This decrease was primarily due to lower production based and incentive compensation of approximately $7.2 million and lower stock-based compensation of approximately $300,000, partially offset by higher salary of approximately $4.5 million and an adjustment to estimated forfeitures of approximately $1.0 million.

Non-operating (Loss) Income

Non-operating loss was $6.6 million in the nine months ended September 30, 2008, compared with non-operating income of $7.6 million in the nine months ended September 30, 2007. This decrease was primarily attributable to $10.5 million of losses recorded on available-for-sale securities, primarily from investments in Federal National Mortgage Association preferred securities.

Investment Banking

Revenue

Revenue decreased 96% to $1.0 million in the nine months ended September 30, 2008 from $23.5 million in the nine months ended September 30, 2007. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 62% to $5.0 million in the nine months ended September 30, 2008 from $13.1 million in the nine months ended September 30, 2007, primarily due to decreases in employee compensation and benefits and depreciation and amortization.

Employee compensation and benefits expenses decreased 62% to $4.1 million in the nine months ended September 30, 2008 from $10.8 million in the nine months ended September 30, 2007. This was primarily due to decreased production based and incentive compensation of approximately $7.5 million resulting from less investment banking fees generated during the period, partially offset by higher amortization of stock-based compensation of approximately $871,000.

Depreciation and amortization decreased 89% to $154,000 in the nine months ended September 30, 2008 from $1.4 million in the nine months ended September 30, 2007. This decrease was primarily due to a reduction in amortization expense of approximately $1.4 million associated with the intangible asset attributable to non-compete agreements established in connection with our initial public offering, which fully amortized in January 2008.

Non-operating Income

Non-operating income decreased by 63% to $384,000 in the nine months ended September 30, 2008 from $1.1 million in the nine months ended September 30, 2007. This decrease was attributable to lower interest and dividends due to lower cash balances associated with decreased investment banking fees combined with lower interest rates.

Income Taxes

We recorded income tax expense of $20.2 million in the nine months ended September 30, 2008, compared with income tax expense of $34.8 million in the nine months ended September 30, 2007. The income tax expense in the nine months ended September 30, 2008 includes a $3.2 million valuation allowance associated with available-for-sale securities and a $1.6 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The provision for income taxes includes U.S. federal, state, local and foreign taxes. Excluding the items mentioned above, at an approximate effective tax rate of 38% represents management’s best estimate of the rate expected to be applied to the full fiscal year of 2008.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investments, available-for-sale. Our cash flows generally result from the operating activities of our business segments, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, accounts receivable and investments, available-for-sale were 66% and 78% of total assets as of September 30, 2008 and December 31, 2007, respectively. The decrease was primarily attributable to cash payments made to repurchase common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units in January 2008 and an investment in our long-short global real estate fund. As of September 30, 2008, we had gross unrealized losses of $29.1 million on our investments, available for sale; however, we believe we have sufficient liquidity to hold these investments until a recovery of fair value. Included in the investments, available-for-sale were $6.9 million of auction rate preferred securities and $3.9 million of corporate debt securities which were classified as level 2 investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) at September 30, 2008. See note 4 of the condensed consolidated financial statements relating to investments.

Cash and cash equivalents decreased by $25.1 million, excluding the effect of exchange rate changes, in the nine months ended September 30, 2008. Net cash provided by operating activities was $15.5 million in the nine months ended September 30, 2008. Net cash of $3.3 million was provided by investing activities, primarily from proceeds from sales and maturities of investments, available-for-sale in the amount of $39.7 million, partially offset by the purchase of $29.9 million of investments, available-for-sale and the purchase of $6.5 million of property and equipment. Net cash of $44.0 million was used in financing activities, primarily for the repurchase of common stock of $30.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $27.4 million, partially offset by an excess tax benefit associated with restricted stock awards of $13.4 million.

Cash and cash equivalents decreased by $15.7 million, excluding the effect of exchange rate changes, in the nine months ended September 30, 2007. Net cash provided by operating activities was $71.1 million in the nine months ended September 30, 2007. Net cash of $48.9 million was used in investing activities, primarily for the purchase of investments, available-for-sale in the amount of $56.8 million, partially offset by proceeds from sale and maturities of investments, available-for-sale of $10.6 million. Net cash of $37.8 million was used in financing activities, primarily for the repurchase of common stock of $35.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $30.4 million, partially offset by an excess tax benefit associated with restricted stock awards of $27.3 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2008, we exceeded our aggregate minimum regulatory capital requirement by $29.6 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At September 30, 2008, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by $31.8 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of September 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	2013 and after	Total
Operating leases	$1,892	$7,567	$7,688	$7,336	$7,086	$9,165	$40,734
Capital lease obligations, net	9	28	3	—	—	—	40

Total contractual obligations	$1,901	$7,595	$7,691	$7,336	$7,086	$9,165	$40,774

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities, and are measured at fair value based on quoted market prices with unrealized gains and losses reported in our condensed consolidated statement of operations. Trading securities are attributable to the consolidation of our investment in our long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices from independent pricing services, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our condensed consolidated statement of operations. Impairments that arise from market conditions and not changes in credit quality are generally considered temporary.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. We record a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods represents our best estimate of the effective tax rate expected to be applied to the full fiscal year.

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

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, (“FSP 157-3”) which clarifies the application of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with our approach to valuing financial assets for which there are no active markets.

In March 2008, SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, (“SFAS 161”) was issued. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. We do not anticipate SFAS 161 to have a material impact on our condensed consolidated financial statements.

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

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) which allows companies to elect to measure certain financial assets and liabilities at fair value, was issued. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year. We did not elect to apply SFAS 159 to any financial assets or liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments and securities owned. At September 30, 2008, we had approximately $17.2 million of securities owned and approximately $7.4 million of securities sold but not yet purchased, which were comprised primarily of domestic equities. At September 30, 2008, we had approximately $52.9 million of investments, available-for-sale which were comprised of approximately $18.3 million invested in our sponsored mutual funds, $19.6 million invested in perpetual preferred securities, $4.9 million invested in fixed rate preferred securities, $6.3 million invested in foreign and domestic common stocks and $3.9 million invested in fixed income instruments as of September 30, 2008.

In addition, a significant majority of our revenue—approximately 89% and 79% for the three months ended September 30, 2008 and 2007, respectively—is derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio. Under these contracts, the investment advisory and administration fee revenue we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue to decline by:

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

As of September 30, 2008, 48% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

Given the recent market decline in general, and real estate securities specifically, our assets under management have decreased since September 30, 2008, generally in line with the markets. Further, as a result of the declining net asset values in certain of the closed-end mutual funds we manage, we have begun the process of redeeming a portion of the closed-end mutual fund preferred shares in order to maintain the required leverage ratios. Although it is too early to determine the final amount of de-leveraging in the closed-end mutual funds, we expect some level of de-leveraging to occur by the end of 2008.

Item 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of September 30, 2008 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2008	956	(1)	$23.31	—	—
August 1 through August 31, 2008	11,524	(1)	$26.21	—	—
September 1 through September 30, 2008	—		—	—	—

Total	12,480		$25.99	—	—

(1)	Purchases made by us primarily to satisfy income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: November 10, 2008	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer