Form 10-K
period 2008-12-31
COHEN & STEERS INC
filed 2009-03-16
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $437 million. There is no non-voting common stock of the Registrant outstanding.

As of March 11, 2009, there were 44,626,415 shares of the Registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Cohen & Steers, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2009 annual meeting of stockholders scheduled to be held on May 8, 2009 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC.

i

PART I

Item 1. Business

OVERVIEW

Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure, and preferred securities. CNS and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.” We also offer alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies. We serve individual and institutional investors through a broad range of investment vehicles.

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

Discontinued Operations

On December 5, 2008, the Company announced its plan to exit the investment banking business and sell its membership interest in Cohen & Steers Capital Advisors, LLC (“Advisors”), one of CNS’s significant wholly-owned subsidiaries.

On February 25, 2009, CSCM entered into a Purchase Agreement to sell its membership interest in Advisors to an entity controlled by the former managing directors of Advisors. The closing of this transaction is subject to approval from the Financial Industry Regulatory Authority (“FINRA”) which is expected to occur in the second quarter of 2009.

In conjunction with our decision to exit the investment banking business, the results from the investment banking activities, which have historically been reported as a separate business segment, Investment Banking, are reflected in discontinued operations in our consolidated financial statements. All periods presented reflect this change.

Business Developments

Our revenue is derived primarily from investment advisory, administration, distribution and service fees received from open-end and closed-end mutual funds and investment advisory fees received from institutional separate accounts. These fees are based on contractually specified percentages of the assets of each client’s portfolio. Revenue fluctuates with changes in the total value of the portfolios and is recognized over the period that the assets are managed.

At December 31, 2008, we managed $15.1 billion in assets—$4.3 billion in 11 closed-end mutual funds, $4.3 billion in 15 open-end mutual funds and $6.5 billion in 89 institutional separate account portfolios for institutional investors.

The assets we manage decreased 49.3% to $15.1 billion at December 31, 2008 from $29.8 billion at December 31, 2007. Changes in the assets we manage can come from two sources—inflows (or outflows) and market appreciation (or depreciation). The $14.7 billion decrease in the assets we managed from 2007 to 2008 was the result of market depreciation of $11.3 billion and net outflows of $3.4 billion.

While we have maintained our position as one of the nation’s largest managers of real estate mutual funds, we have continued to diversify our asset management capabilities and expand our product offerings by:

• Establishing a long-short global real estate capability;

• Hiring a team to manage funds of private real estate funds;

• Restructuring the Global Infrastructure Fund to include all global listed infrastructure securities—that is, securities issued by utilities, pipelines, toll roads, airports, marine ports and telecommunications companies; and

• Providing an index to the Cohen & Steers Global Realty Majors exchange-traded fund (GRI) which was launched on May 9, 2008. GRI seeks investment results that correspond to the performance of the Cohen & Steers Global Realty Majors Index (GRM), which comprises securities of companies that have been evaluated on management strength and track record, market position, and the composition and quality of their real estate portfolios, among other factors.

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

Investment advisory fees for the closed-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to nine of the 11 closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund’s average daily net assets. In the years ended December 31, 2008, 2007 and 2006, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $61.9 million, $78.0 million and $67.2 million, respectively, and accounted for 38%, 36% and 44%, respectively, of investment advisory and administrative fee revenue.

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

The table below describes each such closed-end mutual fund’s investment advisory fee charged in 2008 and what is scheduled to be charged, after giving effect to the amount of the fee that we have agreed to waive for each year (as a percentage of managed assets):

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

Investment advisory fees for the open-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund’s average daily net assets. In the years ended December 31, 2008, 2007 and 2006, investment advisory and administrative fees from our open-end mutual funds totaled approximately $63.4 million, $92.7 million and $58.9 million, respectively, and accounted for 39%, 43% and 39%, respectively, of investment advisory and administrative fee revenue.

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

Institutional Separate Accounts. The 89 institutional separate accounts for which we are the investment advisor represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional separate account in a manner tailored to the investment preferences of that individual client as defined within each client’s individual investment advisory agreement. Our investment advisory agreements with the institutional separate account clients are generally terminable upon 60 days notice. In the years ended December 31, 2008, 2007 and 2006, investment advisory fees from our institutional separate accounts totaled approximately $38.5 million, $46.6 million and $25.3 million, respectively, and accounted for 24%, 21% and 17%, respectively, of investment advisory and administrative fee revenue.

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

Portfolio Consulting and Other Services. As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfying the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2008, we provided such advisory consulting services to UITs with aggregate assets of $1.0 billion. These assets are not included in the assets we manage.

In addition, we maintain two proprietary indices, Cohen & Steers Realty Majors Index (RMP) and GRM, which are the basis for the iShares Cohen & Steers Realty Majors Index Fund (ICF) sponsored by Barclays and GRI sponsored by ALPS, respectively. We earn a licensing fee based on the funds’ assets for the use of our indices.

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

Each of the portfolios that we currently manage adheres to one of the following investment strategies, which may employ leverage:

U.S. Realty Total Return is a core U.S. real estate investment trust (“REIT”) strategy that seeks total return with a balance of current income and capital appreciation.

U.S. Realty Focus is a concentrated U.S. REIT strategy that seeks maximum total return.

U.S. Realty Income is a U.S. REIT strategy that seeks above-average income and capital appreciation.

Global Realty Income is a strategy that invests in real estate securities of companies based in the United States and in other countries that seeks above-average income and capital appreciation.

Global Real Estate Securities is a strategy that invests in real estate securities of companies based in the United States and in other developed and emerging countries that seeks total return.

International Real Estate Securities is a total return-oriented strategy that invests in real estate securities of companies based outside the United States.

European Real Estate Securities is a total return-oriented strategy that invests in real estate securities of companies based in Europe.

Asia Pacific Real Estate Securities is a total return-oriented strategy that invests in real estate securities of companies based in Asia and the Pacific.

Large Cap Value is a total return strategy that invests predominately in large capitalization securities of U.S. based companies with above-average dividend growth.

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

Global Real Estate Long-Short is a strategy that makes long and short investments in real estate securities to maximize absolute and risk-adjusted returns with modest volatility.

Global Private Real Estate Multimanager is a strategy that invests in private global real estate funds that provide the potential for attractive risk-adjusted returns.

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

Our institutional separate account relationships extend to institutions such as pension and endowment funds and insurance companies, and to high net worth individuals. Institutional separate account assets include investment sub-advisory portfolios managed for several mutual funds and variable annuity funds, with assets of approximately $2.6 billion as of December 31, 2008. These funds are sponsored by other financial institutions and are distributed in the United States, Canada, Europe, Australia and Japan.

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

We also face competition in attracting and retaining qualified employees. The ability to continue to compete effectively in our business depends in part on our ability to compete effectively in the market for investment professionals.

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

Our subsidiaries, Advisors and Cohen & Steers Securities, LLC (“Securities”), are broker/dealers. The regulation of broker/dealers has, to a large extent, been delegated by the federal securities laws to SROs, which adopt rules that govern the industry. FINRA is the designated SRO for Advisors and Securities and conducts periodic examinations of their operations. Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Our registered broker/dealer subsidiaries are each subject to certain net capital requirements under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The net capital requirements, which specify minimum net capital levels for registered broker/dealers, are designed to measure the financial soundness and liquidity of broker/dealers. In addition, these subsidiaries are subject to regulation under the laws of the states and territories in which they are registered to conduct securities or investment advisory business.

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

Employees

As of December 31, 2008, we had 202 full-time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

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

Risks Related to Our Business

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

The market for qualified portfolio managers is extremely competitive. It is imperative for us to add and retain the portfolio managers and investment analysts that form the foundation of our company. However, we may not be successful in our efforts to recruit and retain the required personnel. In addition, our investment professionals and senior marketing personnel have direct contact with our institutional separate account clients, which can lead to strong client relationships. The loss of these personnel could jeopardize our relationships with certain institutional separate account clients, and result in the loss of such accounts. Further, we employ compensation mechanisms involving the use of equity compensation that may not be effective, especially if the market price of our common stock declines. The loss of key personnel or the inability to recruit and retain portfolio managers or marketing personnel could have a material adverse effect on our business.

A decline in the prices of securities could lead to a decline in revenue and earnings.

A significant portion of our revenue is derived from the investment advisory and administration fees we receive from our clients. These fees are based on the market value of the assets underlying the agreements that govern the fee calculations. Accordingly, a decline in the price of the securities in which we invest on behalf of our clients generally, and real estate securities in particular, could cause our revenue and earnings to decline. For example, the unprecedented turmoil in the global capital markets and in the REIT industry in particular during 2008 had a significant material adverse effect on the value of the assets we manage and our earnings and revenue, causing our assets under management to decline by $11.3 billion due to market depreciation. In addition, a continued decline in the market value of these assets could cause our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which could also negatively impact our revenue and earnings.

The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic, financial or political events.

Our operating margin may also be adversely affected by our fixed costs and other expenses and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in our assets under management.

A general decline in the performance of securities in the real estate sector could have an adverse effect on the assets we manage and our revenue.

As of December 31, 2008, 45% of the assets we managed were concentrated in U.S. real estate common stocks and 25% were concentrated in non-U.S. real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of a real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities (such as that which occurred in the fourth quarter of 2008 and extended into 2009) could reduce the assets we manage and our revenue.

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

Market conditions currently preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end mutual funds. As of December 31, 2008, we raised $9.4 billion in closed-end mutual fund offerings of common and preferred shares since May 2001, none of which was raised in 2008. The market conditions for these offerings may continue to be unfavorable in the future, which will adversely impact our ability to grow the assets we manage and our revenue.

At December 31, 2008, our closed-end mutual funds had $1.3 billion in outstanding auction market preferred securities (“AMPS”). AMPS are perpetual securities with dividend rates that are reset periodically—often weekly or monthly—when buyers and sellers come together at an auction. There is currently an imbalance between the number of buyers and sellers in the AMPS market that has resulted in a number of “failed auctions.” This has created a lack of liquidity for AMPS investors. We cannot predict when the capital markets will come back into balance to achieve successful auctions for these securities and there is no assurance that market conditions will not change, which may require us to redeem or replace the AMPS issued by our closed-end mutual funds with an alternative form of financing.

As a result of the declining net asset values in certain closed-end mutual funds, the Company redeemed $2.1 billion of AMPS in the year ended December 31, 2008 to maintain the required leverage ratio. The Company constantly monitors these ratios and, depending on market conditions, could experience additional net flows in its closed-end mutual funds.

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

Loss of significant separate accounts would decrease our revenue.

At December 31, 2008, our three largest separate account relationships, covering numerous strategies and accounts represented approximately 48% of the separate account assets we managed and approximately 21% of the total assets we managed. Approximately 10% of our total revenue in 2008 was derived from these three separate account relationships. Loss of, or significant withdrawal from, any of these separate accounts would reduce our revenue. We have, from time to time, lost separate accounts because of decisions by our clients to reallocate their assets to different asset classes or to move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.

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

Our business strategy involves diversifying our asset management business to include products and services outside the U.S. real estate securities area. This has entailed hiring additional portfolio managers in areas in which we do not have significant prior experience, including the global real estate long-short strategy and multimanager strategy, as well as opening offices both within and outside the United States. In the future, it may entail acquiring other asset management firms.

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

The soundness of other financial institutions could adversely affect our business.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Cohen & Steers, and the funds and accounts that it manages, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose Cohen & Steers or the funds and accounts that it manages to credit risk in the event of default of its counterparty or client. There is no assurance that any such losses would not materially and adversely impact our revenues and earnings.

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

Our business are also subject to extensive regulation in the United States, including by the SEC and FINRA and internationally, including the Hong Kong Securities and Futures Commission, the United Kingdom Financial Services Authority, the Belgium Banking, Finance and Insurance Commission and the Luxembourg Commission de Surveillance de Secteaur Financier. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as an investment advisor or broker/dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us. These changes could have a substantial impact on the regulation and operation of mutual funds and could adversely affect the assets we manage and our revenue and net income.

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

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that have the effect of defraying certain of our expenses. If the ability of asset managers to use “soft dollars” were reduced or eliminated our operating expenses would potentially have increased by approximately $3.0 million in 2008. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated or significantly reduced.

The asset management industry is intensely competitive.

Our funds and separate accounts compete against an ever-increasing number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions competing with us have greater resources than we do. We compete with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, our reputation and the services provided to investors. In addition, our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing internally and externally managed investment products which could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline.

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

Our corporate investments may become impaired by further deterioration of the financial markets.

We follow an established cash investment policy and set of objectives designed to preserve capital to meet operating cash needs, achieve our liquidity requirements, generate a market return given the policy’s guidelines and avoid inappropriate concentration and credit risk. Our cash, cash equivalents, and investments, available-for-sale portfolio as of December 31, 2008 consisted of bank deposits, corporate preferred and debt securities, seed investments in our mutual funds and auction market preferred securities (“AMPS”). Due to the adverse global economic conditions that continue to impact the financial markets and the specific impacts on our underlying investments, we have written down the values of certain of our investments in corporate and debt preferred securities and AMPS. For the year ended December 31, 2008, we recorded other-than-temporary impairment charges of $10.8 million (pre-tax) on our investments, available-for-sale in (loss) gain from marketable securities in our consolidated statements of operations.

Although the remainder of our investment portfolio’s carrying value approximated fair value as of December 31, 2008, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be further impaired in the future and that any such impairment will not materially and adversely impact our financial condition, results of operations and cash flows. See Note 18 to the consolidated financial statements for impairments recorded on investments, available-for-sale subsequent to December 31, 2008.

Risks Related to Our Common Stock

We are controlled by Mr. Cohen and Mr. Steers, whose interests may differ from those of other stockholders.

Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 56% of our common stock as of March 11, 2009. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who directly or indirectly own, in the aggregate, 23,557,667 shares of our common stock as of March 11, 2009, may sell shares of our common stock, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.

In August 2006, we filed a registration statement that covered resales of an aggregate of 15,500,000 shares owned by Messrs. Cohen and Steers and other selling shareholders and 4,500,000 primary shares which may be offered and sold by us.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS.” As of March 11, 2009, there were 72 holders of record of our common stock. The closing sale price of our common stock on March 11, 2009 was $9.01 per share.

The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. On March 12, 2009, we declared a quarterly cash dividend on our common stock in the amount of $0.05 per share.

The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for the common stock:

Three Months Ended 2008	March 31	June 30	September 30	December 31
High price	$30.05	$32.68	$33.50	$30.00
Low price	$21.01	$25.13	$17.42	$7.65
Cash dividend declared per share	$0.22	$0.22	$0.22	$0.10

Three Months Ended 2007	March 31	June 30	September 30	December 31
High price	$52.83	$56.00	$43.52	$41.03
Low price	$38.58	$40.28	$29.65	$26.54
Cash dividend declared per share	$0.20	$0.20	$0.20	$0.20

During the three months ended December 31, 2008, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2008	20	$20.07	—	—
November 1 through November 30, 2008	314	$14.91	—	—
December 1 through December 31, 2008	143,730	$9.96	—	—

Total	144,064	$9.97	—	—

(1) Purchases made by us to satisfy income tax withholding obligations of certain employees.

During the fiscal year ended December  31, 2008, we did not sell any equity securities that were not registered under the Securities Act.

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

Our income taxes as an S-corporation (for all periods presented through August 16, 2004), consisted solely of certain state and local income taxes. Upon conversion from S-corporation to C-corporation status on August 16, 2004, the Company became subject to U.S. federal income taxes which it had not been subject to previously. Therefore, the data presented for 2004 include results as both an S-corporation and a C-corporation.

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

The 2007 results included a $5.8 million expense associated with a payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund.

The 2008 results include a $10.8 million expense associated with losses recorded on available-for-sale securities, $3.7 million of impairment charges associated primarily with previously acquired intangible assets and $1.9 million severance expense and other employee related costs.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA(1)

	Years Ended December 31,
($ in thousands, except per share data)	2008		2007		2006	2005	2004(1)
Consolidated Statement of Operations
Total revenue	$185,830		$255,069		$172,714	$134,395	$106,005
Total operating expenses	132,537	(7)	155,597	(5)	184,487 (4)	89,335	106,145 (3)

Operating income (loss)	53,293		99,472		(11,773)	45,060	(140)
Total non-operating (loss) income	(7,413	)(6)	10,009		6,858	6,017	1,059

Income (loss) before provision for income taxes and equity in earnings of affiliate	45,880		109,481		(4,915)	51,077	919
Provision (benefit) for income taxes	20,822		41,378		(1,511)	21,711	(7,084)
Equity in earnings of affiliate	—		—		1,541	922	19

Income (loss) from continuing operations	$25,058		$68,103		$(1,863)	$30,288	$8,022
(Loss) income from discontinued operations, net of tax	(6,997)		7,393		5,067	1,633	(734)

Net income	$18,061		$75,496		$3,204	$31,921	$7,288

Earnings per share data—Basic(2)
Income from continuing operations	$0.60		$1.63		$(0.05)	$0.76	$0.25

(Loss) income from discontinued operations, net of tax	$(0.17)		$0.18		$0.13	$0.04	$(0.02)

Net income	$0.43		$1.80		$0.08	$0.80	$0.23

Earnings per share data—Diluted(2)
Income from continuing operations	$0.60		$1.60		$(0.05)	$0.75	$0.25

(Loss) income from discontinued operations, net of tax	$(0.17)		$0.17		$0.12	$0.04	$(0.02)

Net income	$0.43		$1.77		$0.08	$0.79	$0.23

Cash dividends declared per share	$0.76		$0.80		$0.48	$0.42	$0.20
Consolidated Statement of Financial Condition
Cash and cash equivalents	$121,857		$136,971		$139,360	$39,092	$30,164
Investments, available-for-sale	44,845		93,703		39,408	87,276	69,935
Total assets	286,122		332,245		285,146	198,548	158,989
Total liabilities	41,180		50,330		43,737	33,853	13,354
Total stockholders’ equity	244,942		281,915		241,409	164,695	145,635
Other Financial Data (unaudited) ($ in Millions)
Assets under management (AUM) by account type:
Closed-end mutual funds	$4,278		$10,274		$11,391	$9,674	$8,984
Open-end mutual funds	4,280		8,900		9,575	5,591	5,199
Institutional separate accounts	6,544		10,612		8,930	5,226	4,118

Total AUM	$15,102		$29,786		$29,896	$20,491	$18,301

(1) Prior to August 17, 2004, the Company was a privately held S-corporation.

(2) All per share amounts have been adjusted to reflect a 291.351127 for one stock split that we effected on June 16, 2004. See Note 6 to the consolidated financial statements contained in this Form 10-K for the computations of basic and diluted earnings per share.

(3) Includes $47.0 million non-cash compensation charge attributable to the grant of fully vested RSUs to certain employees.

(4) Includes $75.7 million expense associated with the termination of additional compensation agreements entered into in connection with common share offerings of certain closed-end mutual funds.

(5) Includes $5.8 million expense associated with a payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund.

(6) Includes $10.8 million expense associated with losses recorded on investments, available-for-sale.

(7) Includes $3.7 million of impairment charges associated primarily with previously acquired intangible assets and $1.9 million severance expense and other employee related costs.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2008	2007	2006

CLOSED-END MUTUAL FUNDS
Assets under management, beginning of year	$10,274	$11,391	$9,674

Inflows	—	736	553
Outflows	(2,098)	—	—

Net (outflows) inflows	(2,098)	736	553
Market (depreciation) appreciation	(3,898)	(1,853)	1,164

Total (decrease) increase	(5,996)	(1,117)	1,717

Assets under management, end of year	$4,278	$10,274	$11,391

OPEN-END MUTUAL FUNDS
Assets under management, beginning of year	$8,900	$9,575	$5,591

Inflows	2,665	5,837	3,821
Outflows	(3,860)	(4,713)	(2,025)

Net (outflows) inflows	(1,195)	1,124	1,796
Acquisition(1)	—	—	163
Market (depreciation) appreciation	(3,425)	(1,799)	2,025

Total (decrease) increase	(4,620)	(675)	3,984

Assets under management, end of year	$4,280	$8,900	$9,575

INSTITUTIONAL SEPARATE ACCOUNTS
Assets under management, beginning of year	$10,612	$8,930	$5,226

Inflows	2,016	5,698	2,013
Outflows	(2,075)	(2,154)	(1,217)

Net (outflows) inflows	(59)	3,544	796
Acquisition(1)	—	—	884
Market (depreciation) appreciation	(4,009)	(1,862)	2,024

Total (decrease) increase	(4,068)	1,682	3,704

Assets under management, end of year	$6,544	$10,612	$8,930

TOTAL
Assets under management, beginning of year	$29,786	$29,896	$20,491

Inflows	4,681	12,271	6,387
Outflows	(8,033)	(6,867)	(3,242)

Net (outflows) inflows	(3,352)	5,404	3,145
Acquisition(1)	—	—	1,047
Market (depreciation) appreciation	(11,332)	(5,514)	5,213

Total (decrease) increase	(14,684)	(110)	9,405

Assets under management, end of year	$15,102	$29,786	$29,896

(1) Acquisition of remaining 50% of Cohen & Steers Europe S.A. (formerly Houlihan Rovers S.A.).

Assets under management were $15.1 billion at December 31, 2008, a 49% decrease from $29.8 billion at December 31, 2007. Average assets under management were $24.9 billion at December 31, 2008, a 24% decrease from $32.8 billion at December 31, 2007. The decreases in assets under management was due to market depreciation and net outflows, the majority of which occurred during the last quarter of 2008.

Closed-end mutual funds

Closed-end mutual fund assets under management were $4.3 billion at December 31, 2008 compared with $10.3 billion at December 31, 2007 and $11.4 billion at December 31, 2006. The decrease in assets under management from December 31, 2007 was primarily attributable to market depreciation of $3.9 billion and the redemption of $2.1 billion of auction market preferred securities. The decrease in assets under management during 2007 was attributable to market depreciation of $1.9 billion partially offset by $736 million from offerings of common shares for a new fund and preferred shares for existing funds. The increase in assets under management during 2006 was due to market appreciation of $1.2 billion and inflows of $553 million from offerings of common shares for a new fund and preferred shares for an existing fund.

Closed-end mutual fund inflows from common and preferred stock offerings were $736 million and $553 million in the years ended December 31, 2007 and 2006, respectively. In July 2007, Cohen & Steers Global Income Builder, Inc. (“INB”) was launched, raising $534 million, including leverage. Also, Cohen & Steers REIT and Utility Income Fund, Cohen & Steers Select Utility Fund, and Cohen & Steers Closed End Opportunity Fund, three existing closed-end mutual funds, raised $202 million of variable rate preferred shares in the year ended December 31, 2007. The majority of assets raised during 2006 occurred in November through the launch of Cohen & Steers Closed-End Opportunity Fund, which raised $499 million, net of underwriting fees. Also, Cohen & Steers REIT and Utility Income Fund, an existing closed-end mutual fund, raised $54 million of variable rate preferred shares in the year ended December 31, 2006.

Market depreciation was $3.9 billion in the year ended December 31, 2008, compared with market depreciation of $1.9 billion in the year ended December 31, 2007 and market appreciation of $1.2 billion in the year ended December 31, 2006.

Open-end mutual funds

Open-end mutual fund assets under management were $4.3 billion at December 31, 2008, compared with $8.9 billion at December 31, 2007 and $9.6 billion at December 31, 2006. The decrease in assets under management from December 31, 2007 was attributable to $3.4 billion of market depreciation and $1.2 billion of net outflows. The decrease in assets under management during 2007 was attributable to $1.8 billion of market depreciation partially offset by net inflows of $1.1 billion. The increase in assets under management during 2006 was primarily due to market appreciation of $2.0 billion and net inflows of $1.8 billion.

Net outflows for open-end mutual funds were $1.2 billion in the year ended December 31, 2008, compared with net inflows of $1.1 billion in the year ended December 31, 2007 and net inflows of 1.8 billion in the year ended December 31, 2006. Gross inflows decreased to $2.7 billion in the year ended December 31, 2008 compared with $5.8 billion in the year ended December 31, 2007 and $3.8 billion in the year ended December 31, 2006. Gross outflows totaled $3.9 billion in the year ended December 31, 2008, compared with $4.7 billion in the year ended December 31, 2007 and $2.0 billion in the year ended December 31, 2006. Included in our open-end mutual fund activity in the year ended December 31, 2006 was the addition of $163 million in assets under management resulting from the acquisition of the remaining 50% of Cohen & Steers Europe S.A. in December 2006.

Market depreciation was $3.4 billion in the year ended December 31, 2008, compared with market depreciation of $1.8 billion in the year ended December 31, 2007 and market appreciation of $2.0 billion in the year ended December 31, 2006.

Institutional separate accounts

Institutional separate account assets under management were $6.5 billion at December 31, 2008, compared with $10.6 billion at December 31, 2007 and $8.9 billion at December 31, 2006. The decrease in assets under management from December 31, 2007 was attributable to $4.0 billion of market depreciation and $59 million of net outflows. The increase in assets under management during 2007 was attributable to net inflows of $3.5 billion partially offset by market depreciation of $1.9 billion. The increase in assets under management during 2006 was attributable to market appreciation of $2.0 billion, assets added through acquisition of $884 million and net inflows of $796 million.

Institutional separate accounts had net outflows of $59 million in the year ended December 31, 2008, compared with net inflows of $3.5 billion in the year ended December 31, 2007 and net inflows of $796 million in the year ended December 31, 2006. Gross inflows were $2.0 billion in the year ended December 31, 2008 compared with $5.7 billion in the year ended December 31, 2007 and $2.0 billion in the year ended December 31, 2006. Gross outflows totaled $2.1 billion in the year ended December 31, 2008, compared with

$2.2 billion in the year ended December 31, 2007 and $1.2 billion in the year ended December 31, 2006. Included in our institutional separate account activity in the year ended December 31, 2006 was the addition of $884 million in assets under management resulting from the acquisition of the remaining 50% of Cohen & Steers Europe S.A. in December 2006.

Market depreciation was $4.0 billion in the year ended December 31, 2008, compared with market depreciation of $1.9 billion in the year ended December 31, 2007 and market appreciation of $2.0 billion in the year ended December 31, 2006.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2008	2007	2006
Results from continuing operations
Total revenue, including equity in earnings of affiliate	$185,830	$255,069	$174,255
Total expenses	(132,537)	(155,597)	(184,487)
Net non-operating (loss) income	(7,413)	10,009	6,858

Income (loss) before provision for income taxes	$45,880	$109,481	$(3,374)

Results from discontinuing operations
Total revenue	$1,181	$27,323	$18,758
Total expenses	(13,417)	(16,502)	(11,975)
Net non-operating income	405	1,466	632

(Loss) income before provision for income taxes	$(11,831)	$12,287	$7,415

Discontinued Operations

On December 5, 2008, the Company announced its plan to exit the investment banking business and sell its membership interest in Cohen & Steers Capital Advisors, LLC (“Advisors”), one of CNS’s significant wholly-owned subsidiaries.

On February 25, 2009, CSCM entered into a Purchase Agreement to sell its membership interest in Advisors to an entity controlled by the former managing directors of Advisors. The closing of this transaction is subject to approval from the Financial Industry Regulatory Authority (“FINRA”) which is expected to occur in the second quarter of 2009.

In conjunction with our decision to exit the investment banking business, the results of the investment banking activities, which have historically been reported as a separate business segment, Investment Banking, are reflected in discontinued operations in our consolidated financial statements. All periods presented reflect this change.

2008 COMPARED WITH 2007

Results from Continuing Operations

Revenue

Revenue decreased 27% to $185.8 million in the year ended December 31, 2008 from $255.1 million in the year ended December 31, 2007. The decrease was primarily attributable to lower average assets under management. Investment advisory and administration fees decreased 25% to $163.9 million in the year ended December 31, 2008, compared with $217.4 million in the year ended December 31, 2007.

In the year ended December 31, 2008, total investment advisory and administration revenue from closed-end mutual funds decreased 21% to $61.9 million from $78.0 million in the year ended December 31, 2007. The decrease in closed-end mutual fund revenue was attributable to lower levels of average daily net assets under management resulting from market depreciation and the redemption of auction market preferred securities during the fourth quarter of 2008.

In the year ended December 31, 2008, total investment advisory and administration revenue from open-end mutual funds decreased 32% to $63.4 million from $92.8 million in the year ended December 31, 2007. The decrease was attributable to lower levels of average daily net assets under management resulting from market depreciation and net outflows.

In the year ended December 31, 2008, total investment advisory and administration revenue from institutional separate accounts decreased 17% to $38.5 million from $46.6 million in the year ended December 31, 2007. This decrease was primarily attributable to lower assets levels resulting primarily from market depreciation.

Distribution and service fee revenue decreased 40% to $17.1 million in the year ended December 31, 2008 from $28.4 million in the year ended December 31, 2007. This decrease in distribution and service fee revenue was primarily due to lower levels of average daily assets in 2008.

Expenses

Total operating expenses decreased 15% to $132.5 million in the year ended December 31, 2008 from $155.6 million in the year ended December 31, 2007, primarily due to decreases in distribution and service fees, amortization of deferred commission, and employee compensation and benefits, partially offset by restructuring and impairment.

Distribution and service fees decreased 40% to $24.1 million in the year ended December 31, 2008 from $40.5 million in the year ended December 31, 2007. The 2007 expenses included a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. Excluding this payment, distribution and service fee expenses would have decreased 30% in the year ended December 31, 2008 from $34.6 million in the year ended December 31, 2007. This decrease in distribution and service fee expenses was primarily due to lower average asset levels in the 2008 period.

Amortization of deferred commissions decreased 61% to $4.2 million in the year ended December 31, 2008 from $10.7 million in the year ended December 31, 2007. This decrease was primarily attributable to lower subscriptions in class C shares in our open-end load mutual funds for which commissions are capitalized and amortized.

Employee compensation and benefits decreased 6% to $62.5 million in the year ended December 31, 2008 from $66.7 million in the year ended December 31, 2007. This was primarily due to lower incentive and production based compensation of approximately $10.9 million, partially offset by increased salary of approximately $5.3 million due to new employees hired during 2007 and 2008 and higher amortization of stock based compensation of approximately $1.4 million.

Restructuring and impairment include severance expense of approximately $1.9 million and impairment charges associated primarily with previously acquired intangible assets of approximately $3.7 million.

Non-operating Income (Loss)

Non-operating loss was $7.4 million in the year ended December 31, 2008, compared with non-operating income of $10.0 million in the year ended December 31, 2007. This decrease was primarily attributable to $14.0 million of losses recorded on available-for-sale securities, primarily from permanent impairments on our investments in Federal National Mortgage Association preferred securities as well as decreased interest and dividend income due to lower levels of cash and cash equivalents coupled with lower interest rates.

Income Taxes

We recorded an income tax expense of $20.8 million in the year ended December 31, 2008, compared with income tax expense of $41.4 million in the year ended December 31, 2007. The income tax expense in the year ended December 31, 2008 includes a $3.2 million valuation allowance associated with available-for-sale securities and $2.1 million due to the non-deductibility of realized losses on sales of securities. The income tax expense in the year ended December 31, 2008 also includes a $1.3 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The provision for income taxes in the year ended December 31, 2008 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37%, excluding the items mentioned above. The provision for income taxes in the year ended December 31, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%.

Discontinued Operations

The net of tax loss from discontinued operations was $7.0 million in the year ended December 31, 2008, compared with the net of tax income from discontinued operations of $7.4 million in the year ended December 31, 2007.

Revenue

Revenue decreased 96% to $1.2 million in the year ended December 31, 2008 from $27.3 million in the year ended December 31, 2007. Revenue from investment banking activity is primarily dependent on the completion of transactions, the timing of which cannot be predicted.

Expenses

Total operating expenses decreased 19% to $13.4 million in the year ended December 31, 2008 from $16.5 million in the year ended December 31, 2007, primarily due to decreases in employee compensation and benefits and depreciation and amortization.

Employee compensation and benefits decreased 9% to $12.3 million in the year ended December 31, 2008 from $13.5 million in the year ended December 31, 2007. This was primarily due to decreased production based and incentive compensation of approximately $9.9 million resulting from less investment banking fees generated during the period, partially offset by higher amortization of stock-based compensation and severance charges of approximately $8.9 million.

Depreciation and amortization decreased 91% to $156,000 in the year ended December 31, 2008 from $1.8 million in the year ended December 31, 2007. This decrease was primarily due to a reduction in amortization expense of approximately $1.7 million associated with the intangible asset attributable to non-compete agreements established in connection with our initial public offering, which fully amortized in January 2008.

Non-operating Income

Non-operating income decreased 72% to $405,000 in the year ended December 31, 2008 from $1.5 million in the year ended December 31, 2007. This decrease was attributable to lower interest and dividends due to lower cash balances associated with decreased investment banking fees combined with lower interest rates.

Income Taxes

We recorded an income tax benefit of $4.8 million in the year ended December 31, 2008, compared with income tax expense of $4.9 million in the year ended December 31, 2007. The benefit for income taxes in the year ended December 31, 2008 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 41%. The provision for income taxes in the year ended December 31, 2007 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 40%.

2007 COMPARED WITH 2006

Results from Continuing Operations

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

Expenses

Total operating expenses decreased 16% to $155.6 million in the year ended December 31, 2007 from $184.5 million in the year ended December 31, 2006, primarily due to a decrease in distribution and service fees, partially offset by increases in employee compensation and benefits, amortization of deferred commission and general and administrative expense.

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

Employee compensation and benefits increased 42% to $66.7 million in the year ended December 31, 2007 from $46.8 million in the year ended December 31, 2006. This was primarily due to increased salary of approximately $7.8 million, increased production based compensation of approximately $1.4 million, increased incentive compensation of approximately $11.2 million and approximately $3.6 million increased amortization of stock based compensation awards for new employees hired during 2006 and 2007, partially offset by higher amounts of deferred compensation of approximately $6.3 million.

General and administrative increased 19% to $32.6 million in the year ended December 31, 2007, from $27.4 million in the year ended December 31, 2006. This increase was primarily attributable to higher rent expense of approximately $2.2 million associated with the lease of additional space at our corporate headquarters and higher travel and entertainment expense of approximately $2.3 million associated with our global expansion, partially offset by the elimination of subadvisory fees to Cohen & Steers Europe S.A. resulting from its consolidation.

Amortization of deferred commissions increased 147% to $10.7 million in the year ended December 31, 2007 from $4.3 million in the year ended December 31, 2006. The increase was primarily attributable to increased inflows in IRF class C shares for which commissions are capitalized and amortized.

Non-operating Income

Non-operating income, excluding our share of the net income of Cohen & Steers Europe S.A. in 2006, increased 46% to $10.0 million in the year ended December 31, 2007, compared with $6.9 million in the year ended December 31, 2006. This increase was primarily attributable to increased interest and dividends of $4.5 million due to higher levels of marketable securities and a capital gain distribution in the third quarter of 2007, as well as income earned on the investment of proceeds from a primary share offering of common stock during the fourth quarter of 2006 and an increase in corporate profits. Interest and dividends generated by cash flows from our operating activities for the year ended December 31, 2006 were impacted by cash paid in the beginning of the second quarter of 2006 in connection with the termination of compensation agreements related to certain of our closed-end mutual funds, proceeds received from issuance of common stock through a secondary offering at the end of the fourth quarter of 2006, and cash paid to satisfy employee withholding tax obligations on the delivery of restricted stock units in the beginning of the first quarter of 2007.

Income Taxes

We recorded an income tax expense of $41.4 million in the year ended December 31, 2007, compared with an income tax benefit of $1.5 million in the year ended December 31, 2006. The provision for income taxes in the year ended December 31, 2007 and 2006 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38% and 45%, respectively. The tax benefit for the year ended December 31, 2006 was the result of a tax loss, which was primarily generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements.

Discontinued Operations

The net of tax income from discontinued operations was $7.4 million in the year ended December 31, 2007, compared with the net of tax income from discontinued operations of $5.1 million in the year ended December 31, 2006.

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

Expenses

Total operating expenses increased 38% to $16.5 million in the year ended December 31, 2007 from $12.0 million in the year ended December 31, 2006, primarily due to an increase in employee compensation and benefits.

Employee compensation and benefits expenses increased 54% to $13.5 million in the year ended December 31, 2007 from $8.7 million in the year ended December 31, 2006. This was primarily due to increased production based compensation of approximately $4.1 million and higher amortization of stock based compensation awards of approximately $0.9 million.

Non-operating Income

Non-operating income increased 132% to $1.5 million in the year ended December 31, 2007, compared with $0.6 million in the year ended December 31, 2006. This increase was attributable to increased interest and dividend income due to higher levels of cash and cash equivalents.

Income Taxes

We recorded an income tax expense of $4.9 million in the year ended December 31, 2007, compared with income tax expense of $2.3 million in the year ended December 31, 2006. The provision for income taxes in the years ended December 31, 2007 and 2006 include U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 40% and 32%, respectively.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investments, available-for-sale. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, accounts receivable and investments, available-for-sale were 64% and 78% of total assets as of December 31, 2008 and 2007, respectively. As of December 31, 2008, we had gross unrealized losses of $35.6 million on our investments, available-for-sale. Included in the investments, available-for-sale were $7.0 million of auction rate preferred securities and $2.3 million of corporation debt securities which were classified as level 2 investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) at December 31, 2008. See Note 4 to the consolidated financial statements relating to investments.

Net cash provided by operating activities decreased to $35.2 million in the year ended December 31, 2008 from $116.8 million in the year ended December 31, 2007 and increased from $5.4 million in the year ended December 31, 2006. The decrease in cash provided by operating activities in 2006 was attributable to the $75.7 million of payments to terminate compensation agreements entered into in connection with the common share offerings of certain of our closed-end mutual funds. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

Net cash provided by investing activities was $1.7 million in the year ended December 31, 2008 compared with net cash used in investing activities of $72.4 million in the year ended December 31, 2007 and net cash provided by investing activities of $45.5 million in the year ended December 31, 2006. In 2008, net cash provided by investing activities was primarily comprised of $45.1 million of proceeds from the sale and maturities of investments, available-for-sale, partially offset by $35.4 million of purchases of investments, available-for-sale and $8.0 million of purchases of property and equipment. In 2007, net cash used in investing activities was primarily comprised of $83.5 million of purchases of investments, available-for-sale and $5.3 million of purchases of property and equipment, partially offset by $15.3 million of proceeds from the sale and maturities of investments, available-for-sale. In 2006, net cash provided by investing activities was primarily comprised of $95.9 million of proceeds from the sale and maturities of investments, available-for-sale, partially offset by $40.7 million of purchases of investments, available-for-sale and net cash paid for Cohen & Steers Europe S.A. of $6.9 million.

Net cash used in financing activities was $52.1 million in the year ended December 31, 2008 compared with net cash used in financing activities of $47.4 million and net cash provided of $49.4 million in the years ended December 31, 2007 and 2006, respectively. In 2008, net cash used in financing activities was primarily comprised of $32.0 million for the repurchase of common stock and $31.6 million for the payment of dividends to stockholders, partially offset by $10.8 million of excess tax benefits associated with delivery of restricted stock awards. In 2007, net cash used in financing activities was primarily comprised of $38.7 million for the payment of dividends to stockholders and $38.3 million for the repurchase of common stock, partially offset by $28.7 million of excess tax benefits associated with delivery of restricted stock awards. In 2006, net cash provided by financing activities was primarily comprised of $71.3 million of proceeds from the issuance of common stock through a secondary offering, partially offset by $18.3 million for the payment of dividends to stockholders and $6.6 million for the repurchase of common stock.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the SEC. At December 31, 2008, we exceeded our aggregate minimum regulatory capital requirements by approximately $20.8 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At December 31, 2008, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $29.3 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of December 31, 2008 (in thousands):

Contractual Obligations	Payments Due by December 31,
	2009	2010	2011	2012	2013	2014 and after	Total
Operating leases	$7,473	$7,594	$7,241	$6,991	$7,192	$1,623	$38,114
Capital lease obligations, net	27	3	—	—	—	—	30

Total contractual obligations	$7,500	$7,597	$7,241	$6,991	$7,192	$1,623	$38,144

We had $5.7 million and $5.5 million of total gross unrecognized tax benefits as of December 31, 2008 and 2007, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.4 million and $3.5 million (net of the federal benefit on state issues) as of December 31, 2008 and 2007, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2008 and 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.7 million, respectively. See Note 13 to the consolidated financial statements for additional disclosures related to FIN 48.

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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our consolidated financial statements. For a summary of these and additional accounting policies, see Note 2 to the consolidated financial statements.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities, and are measured at fair value based on quoted market prices with unrealized gains and losses reported in our consolidated statement of operations. Trading securities are attributable to the consolidation of our investment in our long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our consolidated statement of operations.

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

Stock-based Compensation

We account for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize compensation expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires us to estimate forfeitures. During the year ended December 31, 2008, we reduced our estimated forfeiture rate, resulting in an increase in employee compensation and benefits of approximately $1.0 million.

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

In March 2008, SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, (“SFAS 161”) was issued. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. We do not anticipate SFAS 161 to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of the application of SFAS 157 to fiscal years beginning after

November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Such non-financial assets and liabilities include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets each measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and those assets and liabilities initially measured at fair value in a business combination or asset purchase. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The consensus reached in EITF 06-11 should be applied prospectively to the income tax benefits of dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 on January 1, 2008 did not have a material impact on our consolidated financial statements.

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

In September 2006, SFAS 157, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value, was issued. SFAS 157 is effective for the 2008 calendar year. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements, but required additional disclosure.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk from changes in interest rate and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments and securities owned. At December 31, 2008, we had approximately $19.1 million of securities owned and approximately $10.7 million of securities sold but not yet purchased, which were comprised primarily of domestic equities. As of December 31, 2008, we had approximately $44.8 million of investments, available-for-sale which were comprised of approximately $12.8 million invested in our sponsored mutual funds, $20.2 million invested in perpetual preferred securities, $4.9 million invested in fixed rate preferred securities, $4.6 million invested in foreign and domestic common stocks and $2.3 million invested in fixed income instruments. During the year ended December 31, 2008, we recorded an impairment loss of approximately $10.8 million from investments primarily in Federal National Mortgage Association (“FNMA”) preferred securities. The FNMA preferred securities were sold during the third quarter of 2008. In the first quarter of 2009, the Company recorded other-than-temporary impairments on its investments, available-for-sale portfolio of approximately $17.4 million.

In addition, a significant majority of our revenue—approximately 88%, 85% and 88% for the years ended December 31, 2008, 2007 and 2006, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

• causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or

• causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.

In addition, market conditions currently preclude us from increasing the assets we manage in closed-end mutual funds. The market conditions for these offerings may continue to be unfavorable in the future, which will adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth.

As of December 31, 2008, 45% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

Item 9A. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008.

Based on that evaluation, our co-chief executive officers and our chief financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is located on page F-2 of this Report on Form 10-K and Deloitte & Touche LLP’s report on the effectiveness of our internal control over financial reporting is located on page F-3.

Item 9B. Other Information

None.

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

The information regarding our Code of Business Conduct and Ethics and committees of our Board of Directors under the caption “Item 1: Election of Directors—Corporate Governance at Cohen & Steers” and “Item 1: Election of Directors—Information about the Board and its Committees” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Item 1: Election of Directors—Compensation of Executive Officers”, “Item 1: Election of Directors—Compensation of Directors” and “Item 1: Election of Directors—Report of the Compensation Committee” of the Proxy Statement is incorporated herein by reference.

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
		Included herein at pages F-1 through F-25.
	2.	Financial Data Schedules
		All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3.	Exhibits

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(5)
10.11	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)

Exhibit Number	Description
10.12	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto).
31.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1) Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.

(3) Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32236), filed on May 15, 2008.

(4) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.

(5) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended March 31, 2006.

(6) Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.

* Denotes compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN & STEERS, INC.

By:	/S/ MARTIN COHEN
Martin Cohen
Co-Chairman, Co-Chief Executive Officer and Director

March 16, 2009

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

Signature	Title	Date

/S/ MARTIN COHEN Martin Cohen	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 16, 2009

/S/ ROBERT H. STEERS Robert H. Steers	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 16, 2009

/S/ RICHARD E. BRUCE Richard E. Bruce	Director	March 16, 2009

/S/ PETER L. RHEIN Peter L. Rhein	Director	March 16, 2009

/S/ RICHARD P. SIMON Richard P. Simon	Director	March 16, 2009

/S/ EDMOND D. VILLANI Edmond D. Villani	Director	March 16, 2009

/S/ MATTHEW S. STADLER Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/S/ BERNARD M. DOUCETTE Bernard M. Doucette	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2009

FINANCIAL STATEMENTS

COHEN & STEERS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its report on the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

New York, New York

March 16, 2009

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$121,857	$136,971
Securities owned	19,070	—
Investments, available-for-sale	44,845	93,703
Accounts receivable	17,373	30,112
Due from broker	15,755	—
Income tax receivable	12,470	2,311
Property and equipment—net	16,420	12,226
Deferred commissions—net	772	4,101
Goodwill	20,783	21,450
Intangible assets—net	2,146	6,340
Deferred income tax asset—net	9,704	20,412
Other assets	4,927	4,619

Total assets	$286,122	$332,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$15,529	$31,343
Securities sold but not yet purchased	10,676	—
Income tax payable	—	3,096
Deferred rent	2,947	3,369
Other liabilities and accrued expenses	12,028	12,522

	41,180	50,330

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 44,181,042 and 41,142,827 shares issued and outstanding at December 31, 2008 and 2007, respectively	442	411
Additional paid-in capital	347,088	310,459
Retained earnings	4,981	19,567
Accumulated other comprehensive loss, net of tax	(30,620)	(3,581)
Less: Treasury stock, at cost, 2,422,139 and 1,153,998 shares at December 31, 2008 and 2007, respectively	(76,949)	(44,941)

Total stockholders’ equity	244,942	281,915

Total liabilities and stockholders’ equity	$286,122	$332,245

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006
Revenue:
Investment advisory and administration fees	$163,870	$217,370	$151,373
Distribution and service fees	17,055	28,402	15,748
Portfolio consulting and other	4,905	9,297	5,593

Total revenue	185,830	255,069	172,714

Expenses:
Employee compensation and benefits	62,549	66,677	46,831
Restructuring and impairment	5,586	—	—
Distribution and service fees	24,119	40,460	101,364
General and administrative	32,242	32,566	27,379
Depreciation and amortization	3,885	5,165	4,573
Amortization, deferred commissions	4,156	10,729	4,340

Total expenses	132,537	155,597	184,487

Operating income (loss)	53,293	99,472	(11,773)

Non-operating income (expense):
Interest and dividend income	5,910	7,782	3,265
(Loss) gain from marketable securities—net	(13,968)	1,784	2,632
(Loss) gain from sale of property and equipment—net	—	(2)	1,042
Foreign currency gain (loss)—net	645	445	(81)

Total non-operating (loss) income	(7,413)	10,009	6,858

Income (loss) from continuing operations before provision (benefit) for income taxes and equity in earnings of affiliate	45,880	109,481	(4,915)
Provision (benefit) for income taxes	20,822	41,378	(1,511)
Equity in earnings of affiliate	—	—	1,541

Income (loss) from continuing operations	25,058	68,103	(1,863)
(Loss) income from discontinued operations, net of tax	(6,997)	7,393	5,067

Net income	$18,061	$75,496	$3,204

Earnings per share—Basic:
Income from continuing operations	$0.60	$1.63	$(0.05)

(Loss) income from discontinued operations, net of tax	(0.17)	0.18	0.13

Net income	$0.43	$1.80	$0.08

Earnings per share—Diluted:
Income from continuing operations	$0.60	$1.60	$(0.05)

(Loss) income from discontinued operations, net of tax	(0.17)	0.17	0.12

Net income	$0.43	$1.77	$0.08

Weighted average shares outstanding:
Basic	41,864	41,869	40,033

Diluted	42,094	42,655	40,711

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2008, 2007 and 2006
(in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Beginning balance, January 1, 2006	$354	$170,384	$(6,377)	$354	$(20)	$164,695
Dividends	—	—	(18,880)	—	—	(18,880)
Issuance of common stock	34	82,361	—	—	—	82,395
Tax benefits associated with restricted stock units	—	2,975	—	—	—	2,975
Repurchase of common stock	—	—	—	—	(6,608)	(6,608)
Issuance of restricted stock units	—	2,443	—	—	—	2,443
Amortization of restricted stock units—net	—	7,312	—	—	—	7,312
Forfeitures of vested restricted stock awards	—	(149)	—	—	—	(149)
Net income	—	—	3,204	—	—	3,204
Other comprehensive income, net of taxes	—	—	—	4,022	—	4,022

Ending balance, December 31, 2006	388	265,326	(22,053)	4,376	(6,628)	241,409

Dividends	—	—	(33,876)	—	—	(33,876)
Issuance of common stock	23	1,210	—	—	—	1,233
Tax benefits associated with restricted stock units	—	29,537	—	—	—	29,537
Repurchase of common stock	—	—	—	—	(38,313)	(38,313)
Issuance of restricted stock units	—	3,170	—	—	—	3,170
Amortization of restricted stock units—net	—	11,622	—	—	—	11,622
Forfeitures of vested restricted stock awards	—	(406)	—	—	—	(406)
Net income	—	—	75,496	—	—	75,496
Other comprehensive loss, net of taxes	—	—	—	(7,957)	—	(7,957)

Ending balance, December 31, 2007	411	310,459	19,567	(3,581)	(44,941)	281,915

Dividends	—	—	(32,647)	—	—	(32,647)
Issuance of common stock	31	914	—	—	—	945
Tax benefits associated with restricted stock units	—	11,189	—	—	—	11,189
Repurchase of common stock	—	—	—	—	(32,008)	(32,008)
Issuance of restricted stock units	—	3,114	—	—	—	3,114
Amortization of restricted stock units—net	—	21,552	—	—	—	21,552
Forfeitures of vested restricted stock awards	—	(140)	—	—	—	(140)
Net income	—	—	18,061	—	—	18,061
Other comprehensive loss, net of taxes	—	—	—	(27,039)	—	(27,039)

Ending balance, December 31, 2008	$442	$347,088	$4,981	$(30,620)	$(76,949)	$244,942

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$18,061	$75,496	$3,204
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	21,694	11,808	7,335
Amortization, deferred commissions	4,156	10,729	4,340
Depreciation and amortization	4,027	6,990	6,403
Amortization, bond discount	—	—	(30)
Impairment	3,732	—	—
Deferred rent	(422)	1,596	135
Loss from securities owned	492	—	—
Loss (gain) from investments, available-for-sale	13,475	(1,784)	(2,637)
Loss (gain) from sale of property and equipment	—	2	(1,042)
Equity in earnings of affiliate	—	—	(1,541)
Deferred income taxes	10,431	3,325	1,191
Foreign currency (gain) loss	(403)	(103)	81
Changes in operating assets and liabilities:
Accounts receivable	13,142	1,602	(12,567)
Due from broker	(15,755)	—	—
Deferred commissions	(1,052)	(8,582)	(6,117)
Income tax receivable / payable	(13,048)	5,737	(4,388)
Securities owned	(19,562)	—	—
Other assets	(123)	(3,063)	(65)
Accrued compensation	(14,195)	9,178	10,331
Securities sold but not yet purchased	10,676	—	—
Other liabilities and accrued expenses	(149)	3,865	732

Net cash provided by operating activities	35,177	116,796	5,365

Cash flows from investing activities:
Purchases of investments, available-for-sale	(35,427)	(83,528)	(40,728)
Proceeds from sale and maturities of investments, available-for-sale	45,106	15,310	95,860
Cash paid for Cohen & Steers Europe S.A. acquisition, net of cash received	—	—	(6,890)
Purchases of property and equipment	(8,031)	(5,330)	(3,895)
Proceeds from sale of property and equipment	6	1,175	1,152

Net cash provided by (used in) investing activities	1,654	(72,373)	45,499

Cash flows from financing activities:
Issuance of common stock	803	1,048	71,341
Excess tax benefits associated with restricted stock awards	10,761	28,705	2,975
Dividends to stockholders	(31,592)	(38,727)	(18,278)
Repurchase of common stock	(32,008)	(38,313)	(6,608)
Payment of capital lease obligations	(45)	(79)	(26)

Net cash (used in) provided by financing activities	(52,081)	(47,366)	49,404

Net (decrease) increase in cash and cash equivalents	(15,250)	(2,943)	100,268
Effect of exchange rate changes	136	554	—
Cash and cash equivalents, beginning of the year	136,971	139,360	39,092

Cash and cash equivalents, end of the year	$121,857	$136,971	$139,360

See notes to consolidated financial statements

Supplemental disclosures of cash flow information:

For the year ended December 31, 2008, cash paid for interest was approximately $105,000. For the years ended December 31, 2007 and 2006, there was no cash paid for interest.

For the years ended December 31, 2008, 2007 and 2006, cash paid for taxes, net of refunds, totaled approximately $7.7 million, $8.0 million, and $1.3 million, respectively.

Supplemental disclosures of non-cash operating, investing and financing activities:

In connection with its stock incentive plan, the Company issued for the years ended December 31, 2008, 2007 and 2006, fully vested restricted stock units in the amount of approximately $2.1 million, $2.5 million and $2.1 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company issued unvested restricted stock units in the amount of approximately $31.4 million, $26.1 million and $12.4 million, respectively. For the years ended December 31, 2008, 2007 and 2006, forfeitures of restricted stock units totaled approximately $3.3 million, $2.5 million and $672,000, respectively. In addition, for the years ended December 31, 2008, 2007 and 2006, the Company issued restricted stock unit dividend equivalents in the amount of approximately $1.1 million, $630,000 and $362,000, respectively.

On December 24, 2008, the Company issued shares of its common stock with an aggregate grant date value of approximately $9.5 million in connection with its exit from the investment banking business.

On December 18, 2006, the Company issued shares of its common stock with an aggregate value of approximately $10.9 million in connection with its acquisition of the remaining 50% of Cohen & Steers Europe S.A.

For the years ended December 31, 2008 and 2007, there were no cash acquisitions of property and equipment under capital leases. For the year ended December 31, 2006, the Company acquired property and equipment under capital leases in the amount of approximately $68,000.

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

Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. The Company manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure, and preferred securities. The Company also offers alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies. Its clients include Company-sponsored open-end and closed-end mutual funds and domestic corporate and public pension plans, foreign pension plans, endowment funds and individuals. Through Securities, its registered broker/dealers the Company provides distribution services for certain of its funds.

On December 5, 2008, the Company announced its plan to exit the investment banking business. On February 25, 2009, CSCM entered into a Purchase Agreement to sell its membership interest in Advisors to an entity controlled by the former managing directors of Advisors. The closing of this transaction is subject to approval from the Financial Industry Regulatory Authority (“FINRA”) which is expected to occur in the second quarter of 2009.

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

Except as otherwise indicated, the notes to the consolidated financial statements do not include amounts from the Company’s discontinued investment banking operation related to the consolidated statement of operations.

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

Investments—The management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities, and are measured at fair value based on quoted market prices with unrealized gains and losses reported as (loss) gain from marketable securities in the Company’s consolidated statement of operations. Trading securities are attributable to the consolidation of the Company’s investment in its long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment on a security position is other than temporary, the loss will be recognized in the consolidated statement of operations.

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

Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to Company-sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio, net of waivers. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average daily net assets of such funds. This revenue is recognized as such fees are earned.

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average daily net assets of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the third quarter of 2007, the Company made a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. During the second quarter of 2006, the Company made payments of $75.7 million to terminate compensation agreements entered into in connection with the common share offerings of certain of its closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

Currency Translation—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses are translated at average exchange rates during the period. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in accumulated other comprehensive income, net of tax, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in the consolidated statements of operations.

Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of stockholders’ equity. Comprehensive income includes net income, unrealized gains and losses on investments classified as available-for-sale (net of tax) and foreign currency translation adjustments (net of tax).

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes (“SFAS 109”). The Company

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based Compensation—The Company accounts for stock-based compensation awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires public companies to recognize compensation expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. SFAS 123(R) also requires the Company to estimate forfeitures. During the year ended December 31, 2008, the Company reduced its estimated forfeiture rate, resulting in an increase in employee compensation and benefits of approximately $1.0 million.

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

In March 2008, SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, (“SFAS 161”) was issued. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company does not anticipate that SFAS 161 will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Such non-financial assets and liabilities include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets each measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and those assets and liabilities initially measured at fair value in a business combination or asset purchase. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The consensus reached in EITF 06-11 should be applied prospectively to the income tax benefits of dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows companies to elect to measure certain financial assets and liabilities at fair value, was issued. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for the 2008 calendar year. The Company did not elect to apply SFAS 159 to any financial assets and liabilities.

In September 2006, SFAS 157, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value, was issued. SFAS 157 is effective for the 2008 calendar year. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements, but required additional disclosure.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Other Intangible Assets

Prior to December 18, 2006, the Company had a non-controlling 50% interest of approximately $4.4 million in Cohen & Steers Europe S.A., a Belgium-based global real estate securities manager. The Company accounted for its investment in Cohen & Steers Europe S.A. using the equity method of accounting. Under such accounting method, the investor recognizes its respective share of the investee’s net income for the period. For the year ended December 31, 2006, the Company recognized approximately $1,541,000 of income under this method.

On December 18, 2006, the Company acquired the remaining 50% of Cohen & Steers Europe S.A. for approximately $17,810,000, net of cash acquired.

The following is the condensed statement of operations for Cohen & Steers Europe, S.A. (formerly Houlihan Rovers, S.A.) derived from the audited financial statements (in thousands):

For the 12 months ended December 31, 2006
Total revenue	$9,176
Total expenses	3,811

Income before provision for income taxes	5,365
Provision for income taxes	1,831

Net income	$3,534

During 2007, the Company finalized the purchase price valuation and allocation associated with its acquisition of Cohen & Steers Europe S.A.

During 2008, the Company recorded impairment charges of approximately $3,507,000 associated with the finite lived and indefinite lived intangible assets related to management contracts for open-end mutual funds and institutional separate accounts, respectively, acquired with the purchase of Cohen & Steers Europe S.A. The charges represent the excess of the carrying amount over the fair value calculated based on the estimated discounted future cash flows, which were reduced as a result of the decline in the net asset value of the corresponding portfolios managed by the Company caused by market depreciation in the underlying securities. These charges are included in restructuring and impairment in the consolidated statements of operations for the year ended December 31, 2008.

The following summarizes the changes in the Company’s goodwill and intangible assets resulting from the acquisition of Cohen & Steers Europe S.A. during the years ended December 31, 2008 and 2007 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2007	$20,609	$3,486	$2,300
Purchase price finalization	(481)	300	200
Currency revaluation	1,322	—	—
Amortization during 2007	—	(316)	—

Balance at December 31, 2007	$21,450	$3,470	$2,500
Impairment	—	(2,257)	(1,250)
Currency revaluation	(667)	—	—
Amortization during 2008	—	(317)	—

Balance at December 31, 2008	$20,783	$896	$1,250

The Company also had an intangible asset, which fully amortized in January 2008, that reflected the value of the non-competition agreements that the Company received from certain employees who were awarded fully vested restricted stock units (“RSUs”) at the time of the Company’s initial public offering. The intangible asset, with an original value of $15,400,000, was amortized on a straight-line basis over the life of these agreements.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the intangible assets at December 31, 2008 and 2007 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Intangible Assets, Net
2008
Amortized intangible assets:
Non-compete agreements	—	$15,400	$—	$(15,400)	$—
Client relationships	120	3,800	(2,257)	(647)	896
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	(1,250)	—	1,250

Total		$21,700	$(3,507)	$(16,047)	$2,146

2007
Amortized intangible assets:
Non-compete agreements	1	$15,400	$—	$(15,030)	$370
Client relationships	132	3,800	—	(330)	3,470
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	—	—	2,500

Total		$21,700	$—	$(15,360)	$6,340

Amortization expense related to the intangible assets was approximately $687,000, $4,757,000 and $4,455,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense
2009	$90
2010	90
2011	90
2012	90
2013	90
Thereafter	446

Total	$896

4. Investments

Trading

On March 31, 2008, the Company launched a long-short global real estate fund (the “Fund”). At December 31, 2008, the Company owned 100% of the voting interest of the Fund and accordingly, the underlying assets and liabilities have been included in the Company’s consolidated financial statements. The Fund had approximately $19,070,000 of securities owned and approximately $10,676,000 of securities sold but not yet purchased as of December 31, 2008, which were comprised primarily of equities. Intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses currency forwards to manage its exposure to market and currency risk and does not hold currency forwards for speculative or trading purposes. These currency forwards are not designated as hedges under SFAS 133, and changes in fair values of these derivatives are included in (loss) gain from marketable securities-net in the consolidated statements of operations. For the year ended December 31, 2008, the effect of derivative transactions was immaterial to the Company’s consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale

The following is a summary of the cost, gross unrealized gains, gross unrealized losses, impairments and fair value of investments, available-for-sale at December 31, 2008 and 2007 (in thousands):

December 31, 2008
		Gross Unrealized
	Cost	Gains	Losses < 12 months	Losses > 12 months	Impairments	Fair Value
Perpetual preferred securities	$37,211	$—	$(3,658)	$(13,310)	$—	$20,243
Fixed rate preferred securities	6,997	22	(605)	(1,396)	(109)	4,909
Common stocks	6,008	260	(1,022)	(655)	—	4,591
Fixed income	5,206	—	(244)	(2,481)	(161)	2,320
Company-sponsored mutual funds	24,788	—	(5,936)	(6,070)	—	12,782

Total investments, available-for-sale	$80,210	$282	$(11,465)	$(23,912)	$(270)	$44,845

December 31, 2007
		Gross Unrealized
	Cost	Gains	Losses < 12 months	Losses > 12 months	Fair Value
Perpetual preferred securities	$60,945	$—	$(5,497)	$(2,149)	$53,299
Fixed rate preferred securities	8,632	16	(916)	—	7,732
Common stocks	3,250	411	(237)	(21)	3,403
Fixed income	5,256	—	(750)	—	4,506
Company-sponsored mutual funds	25,011	1,633	(1,881)	—	24,763

Total investments, available-for-sale	$103,094	$2,060	$(9,281)	$(2,170)	$93,703

Sales proceeds, gross realized gains and losses, and dividend income from investments, available-for-sale and Company-sponsored mutual funds for the years ended December 31, 2008, 2007 and 2006 are summarized below (in thousands):

	Investments, available-for-sale Years Ended December 31,			Company-Sponsored Mutual Funds Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Proceeds from sales and maturities	$45,106	$15,310	$95,860	$796	$7,583	$6,981
Gross realized gains	704	2,658	3,126	205	2,487	1,734
Gross realized losses	(13,905)	(874)	(489)	—	—	—
Dividend income	3,236	2,899	1,054	255	362	407

During the year ended December 31, 2008, the Company recorded an impairment loss, which is included in the (loss) gain from marketable securities-net in the consolidated statements of operations, of approximately $10,764,000 from investments primarily in Federal National Mortgage Association (“FNMA”) preferred securities. The FNMA preferred securities were sold during the third quarter of 2008.

Unrealized losses on investments, available-for-sale as of December 31, 2008 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other-than-temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of December 31, 2008, the Company determined that it had the ability and intent to hold these investments until a recovery of fair value, which may mean until maturity. Accordingly, impairment of these investments is considered temporary. See Note 18 to the consolidated financial statements for impairments recorded on investments, available-for-sale subsequent to December 31, 2008.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value

SFAS 157 defines, establishes a framework for measuring and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value. SFAS 157 is effective for the 2008 calendar year.

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

These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. The following table presents fair value measurements as of December 31, 2008 (in thousands):

	Level 1	Level 2	Total
Securities owned	$19,070	$—	$19,070

Investments, available-for-sale
Perpetual preferred securities	$13,235	$7,008	$20,243
Fixed rate preferred securities	4,909	—	4,909
Common stocks	4,591	—	4,591
Fixed income	—	2,320	2,320
Company-sponsored mutual funds	12,782	—	12,782

Total investments, available-for-sale	$35,517	$9,328	$44,845

Securities sold but not yet purchased	$(10,676)	$—	$(10,676)

The investments classified as level 2 in the above table were comprised of auction rate preferred securities and corporate debt securities.

5. Property and Equipment

The following is a summary of property and equipment at December 31, 2008 and 2007 (in thousands):

	2008	2007
Equipment	$8,032	$6,529
Furniture and fixtures	3,416	2,134
Software	2,541	1,531
Leasehold improvements	10,902	7,237

Subtotal	24,891	17,431
Less: Accumulated depreciation and amortization	(8,471)	(5,205)

Property and equipment, net	$16,420	$12,226

Depreciation and amortization expense related to property and equipment was $3,337,000, $2,229,000 and $1,941,000 for the years ended December 2008, 2007 and 2006, respectively.

The estimated useful lives of the Company’s property and equipment ranges from 3-9 years.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method. Anti-dilutive common stock equivalents of 428,000 shares were excluded from the computation for the year ended December 31, 2008. There were no anti-dilutive common stock equivalents excluded from the computation for the years ended December 31, 2007 and 2006.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations	$25,058	$68,103	$(1,863)
(Loss) income from discontinued operations, net of tax	(6,997)	7,393	5,067

Net income	$18,061	$75,496	$3,204

Basic weighted average shares outstanding	41,864	41,869	40,033
Dilutive potential shares from restricted stock awards	230	786	678

Dilutive weighted average shares outstanding	42,094	42,655	40,711

Basic earnings per share—Income from continuing operations	$0.60	$1.63	$(0.05)

Basic earnings per share—(Loss) income from discontinued operations, net of tax	(0.17)	0.18	0.13

Basic earnings per share	$0.43	$1.80	$0.08

Diluted earnings per share—Income from continuing operations	$0.60	$1.60	$(0.05)

Diluted earnings per share—(Loss) income from discontinued operations, net of tax	(0.17)	0.17	0.12

Diluted earnings per share	$0.43	$1.77	$0.08

7. Stock-Based Compensation

2004 STOCK INCENTIVE PLAN

The Cohen & Steers 2004 Stock Incentive Plan (the “SIP”) provides for the issuance of RSUs, stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 14.0 million shares of common stock may be granted under the SIP. At December 31, 2008, RSUs with respect to approximately 8.1 million shares of common stock were issued.

RESTRICTED STOCK UNITS

Vested Restricted Stock Unit Grants

At the time of the initial public offering, the Company granted awards of vested RSUs to certain employees pursuant to the SIP. Certain of these awards replaced all outstanding Stock Appreciation Rights awards previously made under the Company’s Stock Appreciation Rights Plan, which was subsequently terminated. As of the last business day of January 2008, all shares were delivered.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. At December 31, 2008, vested RSUs with respect to approximately 23,000 shares of common stock are outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $300,000, $234,000, and $168,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table sets forth activity relating to the Company’s granted awards of vested RSUs under the SIP for the replacement of Stock Appreciation Rights and for awards to the independent directors (share data in thousands):

	Year Ended December 31, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	1,795	$13.14
Granted	11	27.63
Delivered	(1,783)	13.02

Balance at December 31, 2008	23	$29.37

Unvested Restricted Stock Unit Grants

The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Dividends are not paid to the holders of unvested RSUs. At December 31, 2008, RSUs with respect to approximately 648,000 shares of common stock are outstanding pursuant to these grants. Amortization expense related to the unearned stock- based compensation, net of forfeitures, was approximately $6,077,000, $6,662,000 and $5,659,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table sets forth activity relating to the Company’s granted awards under the above mentioned plans (share data in thousands):

	Year Ended December 31, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	1,309	$20.54
Granted	194	27.42
Delivered	(826)	16.01
Forfeited	(29)	22.75

Balance at December 31, 2008	648	$28.26

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, approximately 952,000 and 227,000 RSUs under the Mandatory Plan and Voluntary Plan, respectively, including matching and dividend equivalents, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Plan, the Company recorded a non-cash stock-based compensation expense, including amortization on the matching component, of approximately $510,000, $1,796,000, and $2,379,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Plan, including the matching component, was approximately $7,883,000, $3,496,000 and $962,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table sets forth activity relating to the Company’s incentive bonus plans, including Company match and dividend equivalents (share data in thousands):

	Year Ended December 31, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	602	$38.43
Granted	1,057	27.32
Delivered	(388)	34.31
Forfeited	(93)	30.81

Balance at December 31, 2008	1,178	$30.42

EMPLOYEE STOCK PURCHASE PLAN

Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 500,000. For the years ended December 31, 2008, 2007 and 2006, approximately 42,000, 31,000 and 44,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2008, 2007 and 2006, the Company recorded a non-cash stock-based compensation expense of approximately $120,000, $162,000 and $127,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, (2) issuance of all of the shares reserved for issuance under the ESPP, or (3) the tenth anniversary of the effective date of the ESPP.

8. 401(k) and Profit-Sharing Plan

The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 70% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2008, 2007 and 2006.

Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company’s contributions to the Plan. Forfeitures for the years ended December 31, 2008, 2007 and 2006 totaled approximately $53,000, $19,000 and $33,000, respectively.

Matching contributions, net of forfeitures, to the Plan totaled approximately $1,021,000, $743,000 and $866,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations	$25,058	$68,103	$(1,863)
(Loss) income from discontinued operations, net of tax	(6,997)	7,393	5,067

Net income	18,061	75,496	3,204
Foreign currency translation adjustment	(841)	1,955	603
Net unrealized (loss) gain on available-for-sale securities, net of tax	(18,183)	(10,972)	1,665
Reclassification of realized gain on available-for-sale securities, net of tax	(8,015)	1,060	1,754

Total comprehensive income	$(8,978)	$67,539	$7,226

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Investment advisory and administration fees	$125,331	$170,763	$126,104
Distribution and service fees	17,055	28,402	15,748

	$142,386	$199,165	$141,852

For the years ended December 31, 2008, 2007 and 2006, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $11,686,000, $18,789,000 and $20,307,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective funds’ inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of December 31, 2008, such scheduled reductions in advisory fee waivers were effective for four funds.

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the years ended December 31, 2008, 2007 and 2006, expenses of approximately $5,318,000, $4,179,000 and $2,283,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

The Company receives, in certain instances, reimbursements associated with the launch of its open-end and closed-end mutual funds. These reimbursements, which are included in general and administrative expenses, totaled approximately $776,000 and $901,000 for the years ended December 31, 2007 and 2006.

General and administrative expenses included $5,295,000 of sub-advisory fees paid to Cohen & Steers Europe S.A. for the year ended December 31, 2006.

Included in accounts receivable at December 31, 2008 and 2007 are receivables due from Company-sponsored mutual funds of approximately $6,083,000 and $15,145,000, respectively.

See Note 4 relating to investments in Company-sponsored mutual funds.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Regulatory Requirements

Securities and Advisors, registered broker/dealers in the U.S., are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2008, Securities and Advisors had net capital of approximately $11,581,000 and $9,956,000, respectively, which exceeded their requirements by approximately $11,436,000 and $9,372,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of December 31, 2008, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $1,218,000 and the Foreign Regulated Entities exceeded those requirements by approximately $29,337,000.

12. Commitments

The Company leases office space under noncancelable operating leases expiring at various dates through August 2016. The Company subleases some of its office space to a third party under a noncancelable operating lease expiring January 30, 2014. The aggregate minimum future payments under the leases and subleases are as follows (in thousands):

Years Ended December 31,	Gross Rent Obligations	Sublease Income	Net Rent Obligations
2009	$7,500	$(819)	$6,681
2010	7,597	(819)	6,778
2011	7,241	(819)	6,422
2012	6,991	(846)	6,145
2013	7,192	(901)	6,291
Thereafter	1,623	(75)	1,548

	$38,144	$(4,279)	$33,865

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $6,752,000, $5,309,000 and $3,117,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease rental income received for the years ended December 31, 2008, 2007 and 2006 was approximately $837,000, $1,100,000 and $963,000, respectively.

13. Income Taxes

The provision for income taxes for the years ended December 31, 2008 and 2007 includes U.S. federal, state, local and foreign taxes at an effective tax rate of 45.4% and 37.8%, respectively. The benefit for income taxes from continuing operations for the year ended December 31, 2006 includes U.S. federal, state, local and foreign taxes at an effective tax rate of 44.8%. Included in the tax provision for the year ended December 31, 2008 were a $2.1 million loss of tax benefit associated with losses recorded on available-for-sale securities, primarily from investments in Federal National Mortgage Association preferred securities, a $3.2 million valuation allowance associated with investments, available-for-sale, and a $1.3 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. Excluding the items mentioned above, the approximate effective tax rate for the year ended December 31, 2008 was 37%. The tax benefit from continuing operations for the year ended December 31, 2006 was primarily the result of the application of a tax loss, which was generated by the $75.7 million of lump sum payments made to terminate certain fund compensation agreements.

Under Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes, the Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $24,215,000 as of December 31, 2008. The determination of the additional deferred taxes that have not been provided is not practicable.

The income (loss) from continuing operations before provision (benefit) for income taxes and equity in earnings of affiliate for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Years Ended December 31,
	2008(1)	2007(1)	2006(1)
Pretax income (loss) from U.S. operations	$33,696	$89,680	$(6,357)
Pretax income from foreign operations	12,184	19,801	1,442

Income (loss) from continuing operations before provision (benefit) for income taxes and equity in earnings of affiliate	45,880	109,481	(4,915)
Equity in earnings of affiliate	—	—	1,541

Income (loss) from continuing operations before provision (benefit) for income taxes	$45,880	$109,481	$(3,374)

Current:
U.S. federal	$7,268	$28,576	$(2,311)
State and local	1,163	4,572	(698)
Non-U.S.	2,418	4,636	330

	10,849	37,784	(2,679)

Deferred taxes:
U.S. federal	8,595	3,203	1,158
State and local	1,381	512	10
Non-U.S.	(3)	(121)	—

	9,973	3,594	1,168

Provision (benefit) for income taxes	$20,822	$41,378	$(1,511)

(1)	See Note 16 for tax benefit or provision related to discontinued operations.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

Significant components of the Company’s net deferred income tax asset at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Deferred income tax assets—net:
Unrealized losses/(gains) on investments	$13,830	$3,692
Stock-based compensation	7,575	18,779
Non-deductible realized losses on sales of securities	3,472	—
NOL carry forward(1)	1,833	—
Deferred rent	1,106	1,223
Acquisition of Cohen & Steers Europe S.A.	(870)	(2,388)
Deferred sales commissions	(314)	(1,665)
Other	374	771

Subtotal	27,006	20,412
Less: valuation allowance	(17,302)	—

Deferred income tax asset—net	$9,704	$20,412

(1)	Federal NOL carry forward expires in 2029.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. At December 31, 2008, the Company had approximately $5,684,000 of total gross unrecognized tax benefits. Of this total, approximately $3,434,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company expects to reduce its unrecognized tax benefits by $784,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits from continuing operations is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2007 (adoption date)	$1,731
Addition for tax positions of current year	951
Addition for tax positions of prior years	2,808

Gross unrecognized tax benefits balance at December 31, 2007	$5,490
Addition for tax positions of current year	1,408
Addition for tax positions of prior years	492
Reversal of tax positions from prior years	(1,706)

Gross unrecognized tax benefits balance at December 31, 2008	$5,684

The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2008 and 2007, the Company had accrued approximately $598,000 and $672,000, respectively, in potential interest associated with uncertain tax positions.

The tax years 2004 through 2008 remain open to examination by various taxing jurisdictions.

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate from continuing operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	5.6%	5.6%	5.5%
Revaluation of deferred tax assets related to unrealized loss on investments, available-for-sale	7.0%	—	—
Non-deductibility of realized losses on sales of securities	4.5%	—	—
Adjustment from estimated provision to actual return	(1.2)%	—	—
Revaluation of deferred tax assets and liabilities due to reduction to overall state tax rates	—	—	(3.2)%
Revaluation of deferred tax assets and liabilities due to New York State law change	—	—	—
Foreign operations tax differential	(5.3)%	(3.8)%	8.0%
Other	(0.2)%	1.0%	(0.5)%

Effective income tax rate	45.4%	37.8%	44.8%

14. Concentration of Credit Risk

The Company’s cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following affiliated funds provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cohen & Steers International Realty Fund:
Investment advisory and administration fees	$25,162	$37,271	$—
Percent of total revenue	14%	15%	—
Cohen & Steers Realty Shares, Inc.:
Investment advisory and administration fees	—	$26,729	$24,719
Percent of total revenue	—	10%	14%

15. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes disclosure requirements relating to operating segments in consolidated financial statements. Management has determined that the Company operates in one business segment.

Although the Company does provide supplemental disclosure regarding assets under management and other asset flows by product (primarily distinguishing between funds and separately managed accounts), the Company’s determination that it operates in one business segment is based on the fact that the Company’s chief operating decision makers (namely the Company’s Executive Committee) review the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to a similar regulatory framework. In many instances, the investment professionals who manage the Company’s funds are the same investment professionals who manage the Company’s separately managed accounts.

16. Discontinued Operations

On December 5, 2008, the Company announced its plan to exit the investment banking business and sell its membership interest in Advisors. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Life Assets, the after-tax results of operations of Advisors are reflected as income (loss) from discontinued operations on the Company’s consolidated statements of operations.

On February 25, 2009, CSCM entered into a Purchase Agreement to sell its membership interest in Advisors to an entity controlled by the former managing directors of Advisors. The closing of this transaction is subject to approval from FINRA which is expected to occur in the second quarter of 2009.

In conjunction with the Company’s decision to exit the investment banking business, the results from the investment banking activities, which have historically been reported as a separate business segment, Investment Banking, are reflected in discontinued operations in the Company’s consolidated financial statements. All periods presented reflect this change. The 2008 results included a pre-tax charge of approximately $7.7 million due to severance and other employee related costs. Total tax benefit for the year ended December 31, 2008 was approximately $4.8 million. Total tax provisions for the years ended December 31, 2007 and 2006 were approximately $4.9 million and $2.3 million, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data for 2008 and 2007. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management’s Discussion and Analysis of Financial Results of Operations” included herein (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total

2008
Revenue	$53,587	$54,410	$48,937	$28,896	$185,830
Operating income	20,137	21,292	14,004	(2,140)	53,293
Income (loss) from continuing operations	13,853	14,038	(754)	(2,079)	25,058
(Loss) income from discontinued operations, net of tax	(853)	(458)	(806)	(4,880)	(6,997)
Net income (loss)	13,000	13,580	(1,560)	(6,959)	18,061
Earnings per share—Basic:
Income (loss) from continuing operations	$0.33	$0.34	$(0.02)	$(0.05)	$0.60
(Loss) income from discontinued operations, net of tax	$(0.02)	$(0.01)	$(0.02)	$(0.12)	$(0.17)
Net income (loss)	$0.31	$0.32	$(0.04)	$(0.17)	$0.43
Earnings per share—Diluted:
Income (loss) from continuing operations	$0.33	$0.33	$(0.02)	$(0.05)	$0.60
(Loss) income from discontinued operations, net of tax	$(0.02)	$(0.01)	$(0.02)	$(0.12)	$(0.17)
Net income (loss)	$0.31	$0.32	$(0.04)	$(0.17)	$0.43
Weighted-average shares outstanding:
Basic	41,903	41,850	41,889	41,813	41,864
Diluted	42,134	42,037	41,889	41,813	42,094

2007
Revenue	$61,021	$66,357	$64,631	$63,060	$255,069
Operating income	25,347	27,222	20,031	26,872	99,472
Income from continuing operations	16,858	18,371	14,728	18,146	68,103
Income from discontinued operations, net of tax	5,458	251	1,133	551	7,393
Net income	22,316	18,622	15,861	18,697	75,496
Earnings per share—Basic:
Income from continuing operations	$0.40	$0.44	$0.35	$0.43	$1.63
Income from discontinued operations, net of tax	$0.13	$0.01	$0.03	$0.01	$0.18
Net income	$0.53	$0.45	$0.38	$0.45	$1.80
Earnings per share—Diluted:
Income from continuing operations	$0.39	$0.43	$0.35	$0.43	$1.60
Income from discontinued operations, net of tax	$0.13	$0.01	$0.03	$0.01	$0.17
Net income	$0.52	$0.44	$0.37	$0.44	$1.77
Weighted-average shares outstanding:
Basic	41,983	41,809	41,823	41,864	41,869
Diluted	42,828	42,666	42,564	42,566	42,655

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Subsequent Events

On March 12, 2009, CNS declared a quarterly cash dividend on its common stock in the amount of $0.05 per share. The dividend will be payable on April 17, 2009 to stockholders of record at the close of business on March 31, 2009.

The Company recorded impairment charges on its investments, available-for-sale of approximately $4.5 million and $12.9 million on March 6, 2009 and March 12, 2009, respectively, due to certain factors, which include extent and duration of the loss, deterioration in the issuer’s credit quality and overall financial strength of the issuer.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(5)
10.11	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)
10.12	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto)
31.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	—Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1) Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.

(3) Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-32236), filed on May 15, 2008.

(4) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.

(5) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended March 31, 2006.

(6) Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.

* Denotes compensatory plan.