Form 10-Q
period 2009-03-31
COHEN & STEERS INC
filed 2009-05-11
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 832-3232

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 5, 2009 was 42,135,130.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations (Unaudited) For The Three Months Ended March 31, 2009 and 2008	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) For The Three Months Ended March 31, 2009	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) For The Three Months Ended March 31, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

Part II.	Other Information

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Signature		26

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2008, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$113,943	$121,857
Securities owned	17,156	19,070
Investments, available-for-sale	30,190	44,845
Accounts receivable	17,175	17,373
Due from broker	18,870	15,755
Income tax receivable	9,640	12,470
Property and equipment—net	16,333	16,420
Deferred commissions—net	558	772
Goodwill	20,206	20,783
Intangible assets—net	2,124	2,146
Deferred income tax asset—net	5,895	9,704
Other assets	3,586	4,927

Total assets	$255,676	$286,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$1,098	$15,529
Dividends payable	2,142	—
Securities sold but not yet purchased	7,619	10,676
Deferred rent	2,867	2,947
Other liabilities and accrued expenses	8,746	12,028

Total liabilities	22,472	41,180

Commitments and contingencies

Redeemable noncontrolling interest	2,135	—

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 44,682,269 and 44,181,042 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	447	442
Additional paid-in capital	347,692	347,088
(Accumulated deficit) retained earnings	(11,686)	4,981
Accumulated other comprehensive loss, net of tax	(27,018)	(30,620)
Less: Treasury stock, at cost, 2,550,081 and 2,422,139 shares at March 31, 2009 and December 31, 2008, respectively	(78,366)	(76,949)

Total stockholders’ equity	231,069	244,942

Total liabilities and stockholders’ equity	$255,676	$286,122

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenue:
Investment advisory and administration fees	$21,073	$46,643
Distribution and service fees	1,607	5,374
Portfolio consulting and other	820	1,570

Total revenue	23,500	53,587

Expenses:
Employee compensation and benefits	12,175	16,103
Distribution and service fees	3,070	6,622
General and administrative	6,832	7,776
Depreciation and amortization	1,020	953
Amortization, deferred commissions	266	1,996

Total expenses	23,363	33,450

Operating income	137	20,137

Non-operating income:
Interest and dividend income—net	666	1,598
(Loss) gain from marketable securities—net	(16,751)	56
Foreign currency gain (loss)—net	(243)	355

Total non-operating (loss) income	(16,328)	2,009

(Loss) income from continuing operations before provision for income taxes	(16,191)	22,146
(Benefit) provision for income taxes	(1,802)	8,290

(Loss) income from continuing operations	(14,389)	13,856
Loss from discontinued operations, net of tax	(5)	(856)

Net (loss) income	(14,394)	13,000
Less: Net income attributable to redeemable noncontrolling interest	(85)	—

Net (loss) income attributable to common shareholders	$(14,479)	$13,000

Earnings per share—Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.34)	$0.33

Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.02)

Net (loss) income attributable to common shareholders	$(0.34)	$0.31

Earnings per share—Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.34)	$0.33

Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.02)

Net (loss) income attributable to common shareholders	$(0.34)	$0.31

Weighted average shares outstanding:
Basic	42,198	41,903

Diluted	42,198	42,134

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

Three Months Ended March 31, 2009

(in thousands)

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Beginning balance, January 1, 2009	$442	$347,088	$4,981	$(30,620)	$(76,949)	$244,942	$—
Dividends	—	—	(2,188)	—	—	(2,188)	—
Issuance of common stock	5	255	—	—	—	260	—
Repurchase of common stock	—	—	—	—	(1,417)	(1,417)	—
Tax expense associated with restricted stock units	—	(3,155)	—	—	—	(3,155)	—
Issuance of restricted stock units	—	283	—	—	—	283	—
Amortization of restricted stock units—net	—	3,221	—	—	—	3,221	—
Net (loss) income	—	—	(14,479)	—	—	(14,479)	85
Other comprehensive loss, net of taxes	—	—	—	3,602	—	3,602	—
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	2,050

Ending balance, March 31, 2009	$447	$347,692	$(11,686)	$(27,018)	$(78,366)	$231,069	$2,135

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(14,394)	$13,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock compensation expense	3,270	1,854
Amortization, deferred commissions	266	1,996
Depreciation and amortization	1,020	1,106
Deferred rent	(80)	(86)
Gain from securities owned	(2,081)	—
Loss (gain) from investments, available-for-sale	18,832	(56)
Deferred income taxes	1,850	13,885
Foreign currency gain	(123)	(262)
Changes in operating assets and liabilities:
Accounts receivable	322	(3,550)
Due from broker	(3,115)	—
Deferred commissions	(52)	(379)
Income tax receivable	3,053	(21,375)
Securities owned	3,995	—
Other assets	1,341	391
Accrued compensation	(14,269)	(24,022)
Securities sold but not yet purchased	(3,057)	—
Other liabilities and accrued expenses	(3,197)	(1,639)

Net cash used in operating activities	(6,419)	(19,137)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(5,871)	(10,495)
Proceeds from sales and maturities of investments, available-for-sale	8,545	19,493
Purchases of property and equipment	(923)	(2,047)

Net cash provided by investing activities	1,751	6,951

Cash flows from financing activities:
Excess tax (expense) benefit associated with restricted stock awards	(3,174)	13,183
Issuance of common stock	226	359
Repurchase of common stock	(1,417)	(29,923)
Dividends to stockholders	—	(9,134)
Proceeds from redeemable noncontrolling interest	2,050	—
Payment of capital lease obligations	(10)	(12)

Net cash used in financing activities	(2,325)	(25,527)

Net decrease in cash and cash equivalents	(6,993)	(37,713)
Effect of exchange rate changes	(921)	1,595
Cash and cash equivalents, beginning of the period	121,857	136,971

Cash and cash equivalents, end of the period	$113,943	$100,853

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the three months ended March 31, 2009, cash paid for interest was approximately $128,000. For the three months ended March 31, 2008, there was no cash paid for interest.

For the three months ended March 31, 2009, the Company received cash tax refunds, net of taxes paid, of approximately $3,508,000. For the three months ended March 31, 2008, the Company paid taxes, net of tax refunds, of approximately $1,799,000.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the three months ended March 31, 2009 and 2008, the Company issued fully vested restricted stock units in the amount of $237,000 and $1.8 million, respectively. For the three months ended March 31, 2009 and 2008, the Company issued unvested restricted stock units in the amount of $4.1 million and $29.5 million, respectively. For the three months ended March 31, 2009 and 2008, forfeitures of restricted stock units totaled $305,000 and $2.7 million, respectively. In addition, for the three months ended March 31, 2009 and 2008, the Company issued restricted stock unit dividend equivalents in the amount of $46,000 and $316,000, respectively.

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

Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. The Company manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, utilities and listed infrastructure, and preferred securities. The Company also offers alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and sub-advised funds for other financial institutions. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.

On December 5, 2008, the Company announced its plan to exit the investment banking business. Effective May 1, 2009, CSCM sold its membership interest in Advisors to an entity controlled by the former managing directors of Advisors. The transaction did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation. The amounts related to these reclassifications are not material to the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices with unrealized gains and losses reported as (loss) gain from marketable securities in the Company’s condensed consolidated statements of operations. Trading securities are attributable to the consolidation of the Company’s investment in its long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s condensed consolidated statement of operations.

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

Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party minority voting interests in a long-short global real estate fund launched by the Company in March 2008. These interests are redeemable at the option of the investors and therefore are not treated as permanent equity in accordance with Emerging Issues Task Force D-98, Classification and Measurement of Redeemable Securities.

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

Currency Translation—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statements of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for the 2009 fiscal year. The adoption of SFAS 160 did not have a material impact on the Company’s condensed consolidated financial statements; as the Company did not have redeemable noncontrolling interests prior to the adoption of SFAS 160, no prior period condensed consolidated statement of changes in stockholders’ equity is presented.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued three Staff Positions:

•

FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidance to determine when the volume and level of activity for assets or liabilities have significantly decreased and identify transactions that are not representative of an orderly market where quoted prices may not be determinative of fair value.

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which amends the other-than-temporary impairment evaluation model for debt securities.

FSP 107-1, FSP 157-4 and FSP 115-2 are effective for the Company’s second quarter of 2009. The Company does not expect the adoption of these FSP’s to have a material impact on its condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2009 and December 31, 2008, goodwill was approximately $20,206,000 and $20,783,000, respectively. The Company’s goodwill decreased by $577,000 in the three months ended March 31, 2009 as a result of foreign currency revaluation.

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2009 and December 31, 2008 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Intangible Assets, Net
March 31, 2009:
Amortized intangible assets:
Client relationships	117	$3,800	$(2,257)	$(669)	$874
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	(1,250)	—	1,250

Total		$6,300	$(3,507)	$(669)	$2,124

December 31, 2008:
Amortized intangible assets:
Client relationships	120	$3,800	$(2,257)	$(647)	$896
Non-amortized intangible assets:
Mutual fund management contracts	—	2,500	(1,250)	—	1,250

Total		$6,300	$(3,507)	$(647)	$2,146

Amortization expense related to the intangible assets was approximately $22,000 and $449,000 for the three months ended March 31, 2009 and 2008, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2009	$67
2010	90
2011	90
2012	90
2013	90
Thereafter	447

Total	$874

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Investments

Trading

On March 31, 2008, the Company launched a long-short global real estate fund (the “Fund”). At March 31, 2009, the Company owned a majority interest in the Fund and accordingly, the underlying assets and liabilities have been included in the Company’s condensed consolidated financial statements with the minority interest disclosed as a redeemable noncontrolling interest. As of March 31, 2009, these redeemable non-controlling interests were owned by employees of the Company for which no management or performance fees will be charged. The Fund had approximately $17,156,000 of securities owned and approximately $7,619,000 of securities sold but not yet purchased as of March 31, 2009, which were comprised primarily of equities. All material intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses currency forwards to manage its exposure to market and currency risk and does not hold currency forwards for speculative or trading purposes. These currency forwards are not designated as hedges under SFAS 133, and changes in fair values of these derivatives are included in (loss) gain from marketable securities-net in the condensed consolidated statements of operations. For the three months ended March 31, 2009 and 2008, the effect of derivative transactions was not material to the Company’s condensed consolidated statements of operations.

Available-for-sale

The following is a summary of the cost, gross unrealized gains, gross unrealized losses, other-than-temporary impairments and fair value of investments, available-for-sale as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Gross Unrealized Losses > 12 months	Other-Than- Temporary Impairments	Fair Value
Perpetual preferred securities	$37,211	$514	$(5,486)	$(5,981)	$(11,265)	$14,993
Fixed rate preferred securities	10	—	—	—	(5)	5
Common stocks	5,323	187	(987)	(791)	—	3,732
Fixed income	3,992	—	—	(1,218)	(1,621)	1,153
Company-sponsored mutual funds	24,785	—	(5,836)	(8,642)	—	10,307

Total investments, available-for-sale	$71,321	$701	$(12,309)	$(16,632)	$(12,891)	$30,190

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Gross Unrealized Losses > 12 months	Other-Than- Temporary Impairments	Fair Value
Perpetual preferred securities	$37,211	$—	$(3,658)	$(13,310)	$—	$20,243
Fixed rate preferred securities	6,997	22	(605)	(1,396)	(109)	4,909
Common stocks	6,008	260	(1,022)	(655)	—	4,591
Fixed income	5,206	—	(244)	(2,481)	(161)	2,320
Company-sponsored mutual funds	24,788	—	(5,936)	(6,070)	—	12,782

Total investments, available-for-sale	$80,210	$282	$(11,465)	$(23,912)	$(270)	$44,845

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the three months ended March 31, 2009, the Company recorded an impairment loss of approximately $18,178,000 from investments primarily in preferred securities, $5,287,000 of which related to securities sold during the three months ended March 31, 2009.

Unrealized losses on investments, available-for-sale as of March 31, 2009 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other-than-temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of March 31, 2009, the Company determined that it had the ability and intent to hold these investments until a recovery of fair value, which may mean until maturity. Accordingly, impairment of these investments is considered temporary.

Sales proceeds, gross realized gains and losses, and dividend income from investments, available-for-sale and Company-sponsored mutual funds for the three months ended March 31, 2009 and 2008 are summarized below (in thousands):

	Investments, Available-for-Sale		Company-Sponsored Mutual Funds
	Three Months Ended March 31,
	2009	2008	2009	2008
Proceeds from sales and maturities	$8,542	$19,493	$—	$796
Gross realized gains	222	289	—	205
Gross realized losses	(6,163)	(233)	—	—
Dividend income	543	1,071	55	50

Fair Value

SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines, establishes a framework for measuring and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value.

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

These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

are subject to SFAS 157. The following table presents fair value measurements as of March 31, 2009 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$82,482	$—	$82,482

Securities owned	$17,156	$—	$17,156

Investments, available-for-sale
Perpetual preferred securities	$9,100	$5,893	$14,993
Fixed rate preferred securities	5	—	5
Common stocks	3,732	—	3,732
Fixed income	—	1,153	1,153
Company-sponsored mutual funds	10,307	—	10,307

Total investments, available-for-sale	$23,144	$7,046	$30,190

Securities sold but not yet purchased	$(7,619)	$—	$(7,619)

*	Cash equivalents were comprised of investments in treasury money market funds.

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

For the three months ended March 31, 2009, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the three months ended March 31, 2009, the Company would have added 47,000 common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. There were no anti-dilutive common stock equivalents excluded from the computation for the three months ended March 31, 2008.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
(Loss) income from continuing operations	$(14,389)	$13,856
Loss from discontinued operations, net of tax	(5)	(856)
Less: Net income attributable to redeemable noncontrolling interest	(85)	—

Net (loss) income attributable to common shareholders	$(14,479)	$13,000

Basic weighted average shares outstanding	42,198	41,903
Dilutive potential shares from restricted stock awards	—	231

Diluted weighted averages shares outstanding	42,198	42,134

Earnings per share—Basic
(Loss) income from continuing operations attributable to common shareholders	$(0.34)	$0.33

Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.02)

Net (loss) income attributable to common shareholders	$(0.34)	$0.31

Earnings per share—Diluted
(Loss) income from continuing operations attributable to common shareholders	$(0.34)	$0.33

Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.02)

Net (loss) income attributable to common shareholders	$(0.34)	$0.31

6. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The benefit for income taxes for the three months ended March 31, 2009 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 11%. The effective tax rate for the three months ended March 31, 2008 was approximately 37%. The effective tax rate for the first quarter 2009 was reduced by approximately 29% due to a valuation allowance established as a result of capital losses related to the other-than-temporary impairment charge taken on preferred securities during the quarter. The Company expects the tax rate for the full year 2009 to approximate between 36% and 37% excluding discrete items.

At March 31, 2009, the Company had capital loss carry-forwards of approximately $10,002,000 for which a valuation allowance was established. These capital loss carry-forwards will expire in tax years 2013 and 2014.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate from continuing operations for the three months ended March 31, 2009 is as follows:

Three Months Ended March 31, 2009
U.S. statutory tax rate	35.0%
State and local income taxes, net of federal income taxes	5.6%
Non-deductibility of realized losses on marketable securities	(29.3)%
Foreign operations tax differential	(1.2)%
Other	1.0%

Effective income tax rate	11.1%

The Company’s net deferred tax asset is primarily comprised of future income tax deductions attributable to the delivery of unvested restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. At March 31, 2009, the Company had net unrealized capital losses of approximately $40,575,000 for which a valuation allowance had been established on the associated deferred tax asset.

7. Comprehensive Income

Total comprehensive income includes net (loss) income and other comprehensive loss, net of tax. The components of comprehensive (loss) income for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net (loss) income attributable to common shareholders	$(14,479)	$13,000
Foreign currency translation (loss) gain adjustment	(1,494)	2,753
Net unrealized gain (loss) on investments, available-for-sale, net of tax	(11,974)	(3,859)
Reclassification of realized loss (gain) on investments, available-for-sale, net of tax	17,070	(33)

Total comprehensive (loss) income attributable to common shareholders	$(10,877)	$11,861

8. Regulatory Requirements

Securities and Advisors, registered broker/dealers in the U.S., are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2009, Advisors and Securities had net capital of approximately $9,989,000 and $11,805,000, respectively, which exceeded their requirements by approximately $9,889,000 and $11,696,000, respectively. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule. On April 30, 2009, in connection with the sale of the Company’s membership interest in Advisors to an entity controlled by the former managing directors of Advisors, the Company withdrew approximately $15.8 million of capital from Advisors in the form of a cash dividend.

Securities and Advisors do not carry customer accounts and are exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule, respectively.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of March 31, 2009, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $1,208,000 and the Foreign Regulated Entities exceeded those requirements by approximately $29,844,000.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Investment advisory and administration fees	$14,571	$35,694
Distribution and service fees	1,607	5,374

	$16,178	$41,068

For the three months ended March 31, 2009 and 2008, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $1,095,000 and $3,477,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of March 31, 2009, such scheduled reductions in advisory fee waivers were effective for five funds.

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2009 and 2008, expenses of approximately $1,244,000 and $1,159,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

Included in accounts receivable at March 31, 2009 and December 31, 2008 are receivables due from Company-sponsored mutual funds of approximately $4,585,000 and $6,083,000, respectively.

See Note 4 relating to investments in Company-sponsored mutual funds.

10. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes disclosure requirements relating to operating segments in the condensed consolidated financial statements. Management has determined that the Company operates in one segment.

Although the Company does provide supplemental disclosure regarding assets under management and other asset flows by product (primarily distinguishing between funds and separately managed accounts), the Company’s determination that it operates in one segment is based on the fact that the Company’s decision makers (namely the Company’s Executive Committee) review the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to a similar regulatory framework. In many instances, the investment professionals who manage the Company’s funds are the same investment professionals who manage the Company’s separately managed accounts.

11. Subsequent Event

On May 8, 2009, CNS declared a quarterly cash dividend on its common stock in the amount of $0.05 per share. The dividend will be payable on June 26, 2009 to stockholders of record at the close of business on June 4, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2009 and March 31, 2008. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended
	March 31, 2009	March 31, 2008
Closed-End Mutual Funds
Assets under management, beginning of period	$4,278	$10,274

Net outflows	(395)	—
Market depreciation	(854)	(550)

Total decrease	(1,249)	(550)

Assets under management, end of period	$3,029	$9,724

Average daily net assets for period	$3,723	$9,839

Open-End Mutual Funds
Assets under management, beginning of period	$4,280	$8,900

Inflows	324	888
Outflows	(400)	(1,131)

Net outflows	(76)	(243)
Market depreciation	(1,102)	(225)

Total decrease	(1,178)	(468)

Assets under management, end of period	$3,102	$8,432

Average daily net assets for period	$3,357	$8,167

	Three Months Ended
	March 31, 2009	March 31, 2008
Institutional Separate Accounts
Assets under management, beginning of period	$6,544	$10,612

Inflows	522	317
Outflows	(127)	(600)

Net inflows (outflows)	395	(283)
Market (depreciation) appreciation	(1,470)	85

Total decrease	(1,075)	(198)

Assets under management, end of period	$5,469	$10,414

Average daily net assets for period	$5,605	$10,500

Total
Assets under management, beginning of period	$15,102	$29,786

Inflows	846	1,205
Outflows	(922)	(1,731)

Net outflows	(76)	(526)
Market depreciation	(3,426)	(690)

Total decrease	(3,502)	(1,216)

Assets under management, end of period	$11,600	$28,570

Average daily net assets for period	$12,685	$28,506

Assets under management were $11.6 billion at March 31, 2009, a 59% decrease from $28.6 billion at March 31, 2008. The decrease was a result of market depreciation of $14.1 billion and net outflows of $2.9 billion.

A significant majority of our revenue, approximately 90% and 87% for the three months ended March 31, 2009 and 2008, respectively, is derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio. Given the recent market decline in general, and real estate securities specifically, our assets under management have decreased since March 31, 2008, generally in line with the markets. Further, as a result of the declining net asset values in certain of the closed-end mutual funds we manage, we have redeemed a portion of the closed-end mutual fund preferred shares in order to maintain the required leverage ratios.

Average daily assets under management were $12.7 billion for the three months ended March 31, 2009, a decrease of 56% from $28.5 billion for the three months ended March 31, 2008.

Closed-end mutual funds

Closed-end mutual fund assets under management decreased 69% to $3.0 billion at March 31, 2009, compared with $9.7 billion at March 31, 2008. The decrease in assets under management was attributable to market depreciation of $4.2 billion and $2.5 billion of net deleveraging during the prior twelve month period.

Average daily assets under management were $3.7 billion for the three months ended March 31, 2009, a decrease of 62% from $9.8 billion for the three months ended March 31, 2008.

Closed-end mutual funds had net outflows of $395 million in the three months ended March 31, 2009 due to deleveraging. Market depreciation was $854 million in the three months ended March 31, 2009, compared with market depreciation of $550 million in the three months ended March 31, 2008.

Open-end mutual funds

Open-end mutual fund assets under management decreased 63% to $3.1 billion at March 31, 2009 from $8.4 billion at March 31, 2008. The decrease in assets under management was due to market depreciation of $4.3 billion and net outflows of $1.0 billion during the prior twelve month period.

Average daily assets under management were $3.4 billion for the three months ended March 31, 2009, a decrease of 59% from $8.2 billion for the three months ended March 31, 2008.

Net outflows for open-end mutual funds were $76 million in the three months ended March 31, 2009, compared with net outflows of $243 million in the three months ended March 31, 2008. Gross inflows were $324 million in the three months ended March 31, 2009, compared with $888 million in the three months ended March 31, 2008. Gross outflows totaled $400 million in the three months ended March 31, 2009, compared with $1.1 billion in the three months ended March 31, 2008. Market depreciation was $1.1 billion in the three months ended March 31, 2009, compared with market depreciation of $225 million in the three months ended March 31, 2008.

Institutional separate accounts

Institutional separate account assets under management decreased 47% to $5.5 billion at March 31, 2009 from $10.4 billion at March 31, 2008. The decrease in assets under management was due to market depreciation of $5.6 billion partially offset by net inflows of $619 million during the prior twelve month period.

Average daily assets under management were $5.6 billion for the three months ended March 31, 2009, a decrease of 47% from $10.5 billion for the three months ended March 31, 2008.

Institutional separate accounts had net inflows of $395 million in the three months ended March 31, 2009, compared with net outflows of $283 million in the three months ended March 31, 2008. Gross inflows were $522 million in the three months ended March 31, 2009, compared with $317 million in the three months ended March 31, 2008. Gross outflows totaled $127 million in the three months ended March 31, 2009, compared with $600 million in the three months ended March 31, 2008. Market depreciation was $1.5 billion in the three months ended March 31, 2009, compared with market appreciation of $85 million in the three months ended March 31, 2008.

Results of Operations

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008
Results of operations
Total revenue	$23,500	$53,587
Total expenses	(23,363)	(33,450)
Total non-operating (loss) income	(16,328)	2,009

(Loss) income from continuing operations before provision for income taxes	$(16,191)	$22,146

Revenue

Total revenue decreased 56% to $23.5 million in the three months ended March 31, 2009 from $53.6 million in the three months ended March 31, 2008. This decrease was primarily attributable to lower average daily assets under management primarily from market depreciation. Average daily assets under management for the three months ended March 31, 2009 were $12.7 billion compared with $28.5 billion for the three months ended March 31, 2008.

In the three months ended March 31, 2009, total investment advisory and administration revenue from closed-end mutual funds decreased 60% to $7.0 million from $17.6 million in the three months ended March 31, 2008. The decrease in closed-end mutual fund revenue was attributable to lower levels of average daily net assets under management resulting from market depreciation of $4.2 billion and net deleveraging of approximately $2.5 billion during the fourth quarter of 2008 and the first quarter of 2009. Average daily assets under management for the three months ended March 31, 2009 were $3.7 billion compared with $9.8 billion for the three months ended March 31, 2008.

In the three months ended March 31, 2009, total investment advisory and administration revenue from open-end mutual funds decreased 58% to $7.5 million from $18.1 million in the three months ended March 31, 2008. The decrease was attributable to lower levels of average daily net assets resulting from market depreciation of $4.3 billion and net outflows of $1.0 billion. Average daily assets under management for the three months ended March 31, 2009 were $3.4 billion compared with $8.2 billion for the three months ended March 31, 2008.

In the three months ended March 31, 2009, total investment advisory and administration revenue from institutional separate accounts decreased 41% to $6.5 million from $10.9 million in the three months ended March 31, 2008. The decrease was attributable to market depreciation of $5.6 billion partially offset by net inflows of $619 million. Average daily assets under management for the three months ended March 31, 2009 were $5.6 billion compared with $10.5 billion for the three months ended March 31, 2008.

Distribution and service fee revenue decreased 70% to $1.6 million in the three months ended March 31, 2009 from $5.4 million in the three months ended March 31, 2008. This decrease in distribution and service fee revenue was primarily due to lower levels of average daily assets in 2009.

Expenses

Total operating expenses decreased 30% to $23.4 million in the three months ended March 31, 2009 from $33.5 million in the three months ended March 31, 2008, primarily due to decreases in employee compensation and benefits, distribution and service fees and amortization of deferred commissions.

Employee compensation and benefits decreased 24% to $12.2 million in the three months ended March 31, 2009 from $16.1 million in the three months ended March 31, 2008. This decrease was primarily due to lower incentive bonus, net of deferrals, of approximately $4.3 million.

Distribution and service fee expenses decreased 54% to $3.1 million in the three months ended March 31, 2009 from $6.6 million in the three months ended March 31, 2008. This decrease in distribution and service fee expense was primarily due to lower average daily assets under management levels in 2009.

Amortization of deferred commissions decreased 87% to $266,000 in the three months ended March 31, 2009 from $2.0 million in the three months ended March 31, 2008. This decrease was primarily attributable to lower subscriptions in class C shares in our open-end load mutual funds for which commissions are capitalized and amortized.

Non-operating Income

Non-operating loss was $16.3 million in the three months ended March 31, 2009, compared with non-operating income of $2.0 million in the three months ended March 31, 2008. The first quarter 2009 results included an other-than-temporary impairment charge of $18.2 million recorded on available-for-sale securities, primarily from investments in preferred securities. Excluding this item, non-operating income would have been $1.9 million for the three months ended March 31, 2009.

Income Taxes

We recorded an income tax benefit of $1.8 million in the three months ended March 31, 2009, compared with an income tax expense of $8.3 million in the three months ended March 31, 2008. The benefit for income taxes in the three months ended March 31, 2009 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 11%. The effective tax rate for the three months ended March 31, 2008 was approximately 37%. The effective tax rate for the first quarter 2009 was reduced by approximately 29% due to a valuation allowance established as a result of capital losses related to the other-than-temporary impairment charge taken on preferred securities. We expect our tax rate for the full year 2009 to approximate between 36% and 37%, excluding discrete items. At March 31, 2009, we had capital loss carry-forwards of approximately $10.0 million for which a valuation allowance was established. These capital loss carry-forwards will expire in tax years 2013 and 2014. At March 31, 2009, we had net unrealized capital losses of approximately $40.6 million for which a valuation allowance had been established on the associated deferred tax asset.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investments, available-for-sale. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, accounts receivable and investments, available-for-sale were 63% and 64% of total assets as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, we had gross unrealized losses of $28.9 million on our investments, available-for-sale. We believe we have sufficient liquidity to hold these investments until a recovery of fair value. Included in investments, available-for-sale were approximately $5.9 million of auction rate preferred securities and approximately $1.2 million of corporate debt securities which were classified as level 2 investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) at March 31, 2009. See Note 4 to the condensed consolidated financial statements relating to investments.

Cash and cash equivalents decreased by $7.0 million, excluding the effect of exchange rate changes, in the three months ended March 31, 2009. Net cash used in operating activities was $6.4 million in the three months ended March 31, 2009. Net cash of $1.8 million was provided by investing activities, primarily from proceeds from sales and maturities of investments, available-for-sale in the amount of $8.5 million, partially offset by the purchase of $5.9 million of investments, available-for-sale and the purchase of $923,000 of property and equipment. Net cash of $2.3 million was used in financing activities, primarily from an excess tax expense associated with restricted stock awards of $3.2 million and the repurchase of common stock of $1.4 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by proceeds from redeemable noncontrolling interest of $2.1 million.

Cash and cash equivalents decreased by $37.7 million, excluding the effect of exchange rate changes, in the three months ended March 31, 2008. Net cash used in operating activities was $19.1 million in the three months ended March 31, 2008. Net cash of $7.0 million was provided by investing activities, primarily from the proceeds from sales and maturities of investments, available-for-sale in the amount of $19.5 million, partially offset by the purchase of $10.5 million of investments, available-for-sale and the purchase of $2.0 million of property and equipment. Cash of $25.5 million was used in financing activities, primarily for the repurchase of common stock of $29.9 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $9.1 million, partially offset by an excess tax benefit associated with restricted stock awards of $13.2 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealers, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2009, we exceeded our aggregate minimum regulatory capital requirements by approximately $21.6 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. On April 30, 2009, in connection with the sale of our membership interest in Cohen & Steers Capital Advisors LLC (“Advisors”) to an entity controlled by the former managing directors of Advisors, we withdrew $15.8 million of capital from Advisors in the form of a cash dividend. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At March 31, 2009, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by $29.8 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of March 31, 2009 (in thousands):

	2009	2010	2011	2012	2013	2014 and after	Total
Operating leases	$5,604	$7,593	$7,240	$6,990	$7,190	$1,619	$36,236
Capital lease obligations, net	17	3	—	—	—	—	20

Total contractual obligations	$5,621	$7,596	$7,240	$6,990	$7,190	$1,619	$36,256

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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Our management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices with unrealized gains and losses reported as (loss) gain from marketable securities in our condensed consolidated statements of operations. Trading securities are attributable to the consolidation of our investment in our long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our condensed consolidated statement of operations.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. We recognize the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. We record a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods represents our best estimate of the effective tax rate expected to be applied to the full fiscal year.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for the 2009 fiscal year. The adoption of SFAS 160 did not have a material impact on our condensed consolidated financial statements; as we did not have redeemable noncontrolling interests at March 31, 2008, no prior period condensed consolidated statement of changes in stockholders’ equity is presented.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued three Staff Positions:

•

FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidance to determine when the volume and level of activity for assets or liabilities have significantly decreased and identify transactions that are not representative of an orderly market where quoted prices may not be determinative of fair value.

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which amends the other-than-temporary impairment evaluation model for debt securities.

FSP 107-1, FSP 157-4 and FSP 115-2 are effective for the second quarter of 2009. We do not expect the adoption of these FSP’s to have a material impact on our condensed consolidated financial statements.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2008, which is accessible on the Securities and Exchange Commission’s Web site at http://www.sec.gov and on Cohen & Steers’ Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments and securities owned. At March 31, 2009, we had approximately $17.2 million of securities owned and approximately $7.6 million of securities sold but not yet purchased, which were comprised primarily of domestic equities. As of March 31, 2009, we had approximately $30.2 million of investments, available-for-sale which were primarily comprised of approximately $10.3 million invested in our sponsored mutual funds, $15.0 million invested in perpetual preferred securities, $3.7 million invested in foreign and domestic common stocks and $1.2 million invested in fixed income instruments. During the three months ended March 31, 2009, we recorded an impairment loss of approximately $18.2 million from investments primarily in preferred securities, $5.3 million of which related to securities sold during the three months ended March 31, 2009.

In addition, a significant majority of our revenue—approximately 90% and 87% for the three months ended March 31, 2009 and 2008, respectively,—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, may cause our revenue and income to decline by:

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

As of March 31, 2009, 39% of the assets we managed were concentrated in U.S. real estate common stocks. An increase in interest rates could have a negative impact on the valuation of REITs and other securities in our client’s portfolios, which could reduce our revenue. In addition, an increase in interest rates could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

Item 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of March 31, 2009 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2008 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares purchased		Average Price Paid Per Share	Total Number of Shares Purchases as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2009	60,735	(1)	$11.44	—	—
February 1 through February 28, 2009	54,313	(1)	$10.79	—	—
March 1 through March 31, 2009	12,894	(1)	$10.52	—	—

Total	127,942		$11.07	—	—

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: May 11, 2009	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer