Form 10-Q
period 2009-06-30
COHEN & STEERS INC
filed 2009-08-10
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 5, 2009 was 42,176,815.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations (Unaudited) For The Three and Six Months Ended June 30, 2009 and 2008	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) For The Six Months Ended June 30, 2009	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) For The Six Months Ended June 30, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II.	Other Information

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	31

Signature		32

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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$129,030	$121,857
Securities owned	19,760	19,070
Investments, available-for-sale	34,112	44,845
Accounts receivable	16,940	17,373
Due from broker	29,223	15,755
Income tax receivable	6,160	12,470
Property and equipment—net	16,293	16,420
Deferred commissions—net	463	772
Goodwill	20,899	20,783
Intangible assets—net	2,102	2,146
Deferred income tax asset—net	6,974	9,704
Other assets	3,375	4,927

Total assets	$285,331	$286,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$4,466	$15,529
Securities sold but not yet purchased	13,513	10,676
Deferred rent	2,823	2,947
Other liabilities and accrued expenses	8,347	12,028

Total liabilities	29,149	41,180

Commitments and contingencies
Redeemable noncontrolling interest	2,837	—

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 44,733,774 and 44,181,042 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	447	442
Additional paid-in capital	351,063	347,088
(Accumulated deficit) retained earnings	(20,261)	4,981
Accumulated other comprehensive income (loss), net of tax	672	(30,620)
Less: Treasury stock, at cost, 2,563,822 and 2,422,139 shares at June 30, 2009 and December 31, 2008, respectively	(78,576)	(76,949)

Total stockholders’ equity	253,345	244,942

Total liabilities and stockholders’ equity	$285,331	$286,122

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Investment advisory and administration fees	$23,997	$47,901	$45,070	$94,544
Distribution and service fees	1,695	5,202	3,302	10,576
Portfolio consulting and other	663	1,307	1,483	2,877

Total revenue	26,355	54,410	49,855	107,997

Expenses:
Employee compensation and benefits	14,916	16,481	27,091	32,584
Distribution and service fees	3,132	6,744	6,202	13,366
General and administrative	6,668	8,037	13,500	15,813
Depreciation and amortization	1,028	839	2,048	1,792
Amortization, deferred commissions	188	1,017	454	3,013

Total expenses	25,932	33,118	49,295	66,568

Operating income	423	21,292	560	41,429

Non-operating income:
Interest and dividend income—net	660	1,610	1,326	3,208
Loss from marketable securities—net	(6,349)	(364)	(23,100)	(308)
Foreign currency gain—net	326	145	83	500

Total non-operating (loss) income	(5,363)	1,391	(21,691)	3,400

(Loss) income from continuing operations before provision for income taxes	(4,940)	22,683	(21,131)	44,829
Provision (benefit) for income taxes	971	8,648	(831)	16,938

(Loss) income from continuing operations	(5,911)	14,035	(20,300)	27,891
Loss from discontinued operations, net of tax	(5)	(455)	(10)	(1,311)

Net (loss) income	(5,916)	13,580	(20,310)	26,580
Less: Net income attributable to redeemable noncontrolling interest	(505)	—	(590)	—

Net (loss) income attributable to common shareholders	$(6,421)	$13,580	$(20,900)	$26,580

Earnings per share—Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.15)	$0.34	$(0.49)	$0.67

Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Net (loss) income attributable to common shareholders	$(0.15)	$0.32	$(0.49)	$0.63

Earnings per share—Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.15)	$0.33	$(0.49)	$0.66

Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Net (loss) income attributable to common shareholders	$(0.15)	$0.32	$(0.49)	$0.63

Weighted average shares outstanding:
Basic	42,360	41,850	42,279	41,877

Diluted	42,360	42,037	42,279	42,086

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

Six Months Ended June 30, 2009

(in thousands)

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Beginning balance, January 1, 2009	$442	$347,088	$4,981	$(30,620)	$(76,949)	$244,942	$—
Dividends	—	—	(4,342)	—	—	(4,342)	—
Issuance of common stock	5	374	—	—	—	379	—
Repurchase of common stock	—	—	—	—	(1,627)	(1,627)	—
Reduction of tax benefit associated with restricted stock units	—	(3,272)	—	—	—	(3,272)	—
Issuance of restricted stock units	—	403	—	—	—	403	—
Amortization of restricted stock units—net	—	6,523	—	—	—	6,523	—
Forfeitures of vested restricted stock awards	—	(53)	—	—	—	(53)	—
Net (loss) income	—	—	(20,900)	—	—	(20,900)	590
Other comprehensive income, net of taxes	—	—	—	31,292	—	31,292	—
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	2,247

Ending balance, June 30, 2009	$447	$351,063	$(20,261)	$672	$(78,576)	$253,345	$2,837

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(20,310)	$26,580
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	6,590	5,592
Amortization, deferred commissions	454	3,013
Depreciation and amortization	2,048	1,945
Deferred rent	(124)	(170)
Gain from securities owned	(8,571)	—
Loss from investments, available-for-sale	31,666	172
Deferred income taxes	(647)	11,873
Foreign currency (gain) loss	(173)	376
Changes in operating assets and liabilities:
Accounts receivable	606	2,897
Due from broker	(13,468)	(10,956)
Deferred commissions	(145)	(762)
Income tax receivable	6,533	(12,390)
Securities owned	7,881	(15,402)
Other assets	1,552	(50)
Accrued compensation	(10,954)	(19,595)
Securities sold but not yet purchased	2,837	8,872
Other liabilities and accrued expenses	(3,515)	753

Net cash provided by operating activities	2,260	2,748

Cash flows from investing activities:
Purchases of investments, available-for-sale	(14,478)	(22,213)
Proceeds from sales and maturities of investments, available-for-sale	27,669	30,989
Purchases of property and equipment	(1,775)	(4,939)

Net cash provided by investing activities	11,416	3,837

Cash flows from financing activities:
(Reduction of) increase to excess tax benefit associated with restricted stock awards	(3,310)	13,303
Issuance of common stock	327	527
Repurchase of common stock	(1,627)	(30,247)
Dividends to stockholders	(4,250)	(18,275)
Proceeds from redeemable noncontrolling interest	2,247	—
Payment of capital lease obligations	(16)	(19)

Net cash used in financing activities	(6,629)	(34,711)

Net increase (decrease) in cash and cash equivalents	7,047	(28,126)
Effect of exchange rate changes	126	1,109
Cash and cash equivalents, beginning of the period	121,857	136,971

Cash and cash equivalents, end of the period	$129,030	$109,954

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the six months ended June 30, 2009, cash paid for interest attributable to the consolidation of the Company’s long-short global real estate fund was approximately $345,000. For the six months ended June 30, 2008, there was no cash paid for interest.

For the six months ended June 30, 2009, the Company received cash tax refunds, net of taxes paid, of approximately $3,434,000. For the six months ended June 30, 2008, the Company paid taxes, net of tax refunds, of approximately $2,404,000.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the six months ended June 30, 2009 and 2008, the Company issued fully vested restricted stock units in the amount of $312,000 and $1.9 million, respectively. For the six months ended June 30, 2009 and 2008, the Company issued unvested restricted stock units in the amount of $4.1 million and $31.4 million, respectively. For the six months ended June 30, 2009 and 2008, forfeitures of restricted stock units totaled $1.4 million and $2.7 million, respectively. In addition, for the six months ended June 30, 2009 and 2008, the Company issued restricted stock unit dividend equivalents in the amount of $92,000 and $634,000, respectively.

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

The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s significant wholly-owned subsidiaries are CSCM and Cohen & Steers Securities, LLC (“Securities” and collectively, the “Company”). In addition, CNS has direct and indirect wholly-owned subsidiaries in Brussels, Hong Kong and London. All material intercompany balances and transactions have been eliminated in consolidation.

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

On December 5, 2008, the Company announced its plan to exit the investment banking business. Effective May 1, 2009, CSCM sold its membership interest in Cohen & Steers Capital Advisors, LLC (“Advisors”) to an entity controlled by the former managing directors of Advisors. The transaction did not have a material impact on the Company’s condensed consolidated financial statements.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices with unrealized gains and losses reported as loss from marketable securities in the Company’s condensed consolidated statements of operations. Trading securities are attributable to the consolidation of the Company’s long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s condensed consolidated statement of operations.

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

Currency Translation—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statements of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in accumulated other comprehensive income (loss), net of tax, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for the 2009 fiscal year. The adoption of SFAS 160 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements; as the Company did not have redeemable noncontrolling interests prior to the adoption of SFAS 160, no prior period condensed consolidated statement of changes in stockholders’ equity is presented.

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

FSP 107-1, FSP 157-4 and FSP 115-2 are effective for the Company’s second quarter of 2009. The adoption of these FSPs did not have a material impact on the Company’s condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance that applies to variable interest entities (“VIEs”). SFAS 167 requires careful reconsideration of previous interpretation 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact, if any, of SFAS 167 on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by nongovernmental entities. Once in effect, all of the Codification’s content will carry the same level of authority, effectively superseding FASB Statement No. 162. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate that SFAS 168 will have a material impact on its condensed consolidated financial statements.

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2009 and December 31, 2008, goodwill was approximately $20,899,000 and $20,783,000, respectively. The Company’s goodwill increased by $116,000 in the six months ended June 30, 2009 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2009 and December 31, 2008 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2009:
Amortized intangible assets:
Client relationships	114	$1,543	$(691)	$852
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(691)	$2,102

December 31, 2008:
Amortized intangible assets:
Client relationships	120	$1,543	$(647)	$896
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(647)	$2,146

Amortization expense related to the intangible assets was approximately $23,000 and $79,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $45,000 and $528,000 for the six months ended June 30, 2009 and 2008, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2009	$45
2010	90
2011	90
2012	90
2013	90
Thereafter	447

Total	$852

4. Investments

Trading

On March 31, 2008, the Company launched a long-short global real estate fund (the “Fund”). At June 30, 2009, the Company owned a majority interest in the Fund and accordingly, the underlying assets and liabilities have been included in the Company’s condensed consolidated financial statements with the minority interest disclosed as redeemable noncontrolling interest. As of June 30, 2009, these redeemable non-controlling interests were owned by employees of the Company for which no management or performance fees will be charged. The Fund had approximately $19,760,000 of securities owned and approximately $13,513,000 of securities sold but

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

not yet purchased as of June 30, 2009, which were comprised primarily of equities. All intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses currency forwards to manage its exposure to market and currency risk and does not hold currency forwards for speculative or trading purposes. These currency forwards are not designated as hedges under SFAS 133, and changes in fair values of these derivatives are included in (loss) gain from marketable securities-net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2009 and 2008, the effect of derivative transactions was not material to the Company’s condensed consolidated statements of operations.

Available-for-sale

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Gross Unrealized Losses > 12 months	Fair Value
Perpetual preferred securities	$13,502	$708	$(1,253)	$—	$12,957
Common stocks	5,717	336	(530)	—	5,523
Fixed income	1,446	517	—	—	1,963
Company-sponsored mutual funds	14,400	—	(731)	—	13,669

Total investments, available-for-sale	$35,065	$1,561	$(2,514)	$—	$34,112

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Gross Unrealized Losses > 12 months	Fair Value
Perpetual preferred securities	$37,211	$—	$(3,658)	$(13,310)	$20,243
Fixed rate preferred securities	6,888	22	(605)	(1,396)	4,909
Common stocks	6,008	260	(1,022)	(655)	4,591
Fixed income	5,045	—	(244)	(2,481)	2,320
Company-sponsored mutual funds	24,788	—	(5,936)	(6,070)	12,782

Total investments, available-for-sale	$79,940	$282	$(11,465)	$(23,912)	$44,845

During the three months ended June 30, 2009, the Company recorded an impairment loss of approximately $14,039,000 from investments primarily in preferred securities and seed money investments in Company-sponsored mutual funds. During the six months ended June 30, 2009, the Company recorded impairment losses of approximately $32,217,000 from investments primarily in preferred securities and seed money investments in Company-sponsored mutual funds, $10,126,000 of which related to securities sold during the six months ended June 30, 2009.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Unrealized losses on investments, available-for-sale as of June 30, 2009 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other-than-temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of June 30, 2009, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value, which for fixed income securities may mean until maturity. Accordingly, impairment of these investments is considered temporary.

Sales proceeds, gross realized gains and losses, and dividend income from investments, available-for-sale and Company-sponsored mutual funds for the three months ended June 30, 2009 and 2008 are summarized below (in thousands):

	Investments, Available-for-Sale		Company-Sponsored Mutual Funds
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Proceeds from sales and maturities	$19,123	$11,484	$—	$—
Gross realized gains	1,295	296	—	—
Gross realized losses	(4,961)	(524)	—	—
Dividend income	750	1,086	94	123

Sales proceeds, gross realized gains and losses, and dividend income from investments, available-for-sale and Company-sponsored mutual funds for the six months ended June 30, 2009 and 2008 are summarized below (in thousands):

	Investments, Available-for-Sale		Company-Sponsored Mutual Funds
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds from sales and maturities	$27,665	$30,977	$—	$796
Gross realized gains	1,517	585	—	205
Gross realized losses	(11,124)	(757)	—	—
Dividend income	1,293	2,157	149	173

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

•	Level 1—Unadjusted quoted prices for identical instruments in active markets.

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

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157. The following table presents fair value measurements as of June 30, 2009 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$98,453	$—	$98,453

Securities owned	$19,760	$—	$19,760

Investments, available-for-sale
Perpetual preferred securities	$7,985	$4,972	$12,957
Common stocks	5,523	—	5,523
Fixed income	—	1,963	1,963
Company-sponsored mutual funds	13,669	—	13,669

Total investments, available-for-sale	$27,177	$6,935	$34,112

Securities sold but not yet purchased	$(13,513)	$—	$(13,513)

*	Cash equivalents were comprised of investments in treasury money market funds.

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

For the three and six months ended June 30, 2009, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the three and six months ended June 30, 2009, the Company would have added 154,000 and 101,000, respectively, common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. There were no anti-dilutive common stock equivalents excluded from the computation for the three and six months ended June 30, 2008.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Loss) income from continuing operations	$(5,911)	$14,035	$(20,300)	$27,891
Loss from discontinued operations, net of tax	(5)	(455)	(10)	(1,311)
Less: Net income attributable to redeemable noncontrolling interest	(505)	—	(590)	—

Net (loss) income attributable to common shareholders	$(6,421)	$13,580	$(20,900)	$26,580

Basic weighted average shares outstanding	42,360	41,850	42,279	41,877
Dilutive potential shares from restricted stock awards	—	187	—	209

Diluted weighted average shares outstanding	42,360	42,037	42,279	42,086

Earnings per share—Basic
(Loss) income from continuing operations attributable to common shareholders	$(0.15)	$0.34	$(0.49)	$0.67

Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Net (loss) income attributable to common shareholders	$(0.15)	$0.32	$(0.49)	$0.63

Earnings per share—Diluted
(Loss) income from continuing operations attributable to common shareholders	$(0.15)	$0.33	$(0.49)	$0.66

Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Net (loss) income attributable to common shareholders	$(0.15)	$0.32	$(0.49)	$0.63

6. Income Taxes

In accordance with SFAS 109, recognition of tax benefits or expenses is required for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the three and six months ended June 30, 2009 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 18% and 4%, respectively. The effective tax rate for the three and six months ended June 30, 2008 was approximately 38%. The Company expects the tax rate for the full year 2009 to approximate 21% excluding discrete items.

At June 30, 2009, the Company had capital loss carry-forwards of approximately $5,217,000 on realized losses for which a valuation allowance was established. These capital loss carry-forwards will expire in tax years 2013 and 2014.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate from continuing operations for the six months ended June 30, 2009 is as follows:

Six Months Ended June 30, 2009
U.S. statutory tax rate	35.0%
State and local income taxes, net of federal income tax effect	5.6%
Non-deductibility of realized losses on marketable securities	(40.6)%
Increased tax benefit from realized gains on marketable securities	7.5%
Foreign operations tax differential	(2.4)%
Other	(1.3)%

Effective income tax rate	3.8%

The Company’s net deferred tax asset is primarily comprised of future income tax deductions attributable to the delivery of unvested restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. At June 30, 2009, the Company had net unrealized capital losses of approximately $25,326,000 for which a valuation allowance had been established on the associated deferred tax asset.

7. Comprehensive Income

Total comprehensive income includes net (loss) income and other comprehensive income (loss), net of tax. The components of comprehensive (loss) income for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income attributable to common shareholders	$(6,421)	$13,580	$(20,900)	$26,580
Foreign currency translation gain (loss) adjustment	1,856	(568)	362	2,185
Net unrealized gain (loss) on investments, available-for-sale, net of tax	14,427	(1,995)	2,453	(5,920)
Reclassification of realized loss (gain) on investments, available-for-sale, net of tax	11,407	(215)	28,477	(182)

Total comprehensive income attributable to common shareholders	$21,269	$10,802	$10,392	$22,663

8. Regulatory Requirements

Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2009, Securities had net capital of approximately $11,732,000, which exceeded its requirements by approximately $11,611,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of June 30, 2009, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $1,376,000 and the Foreign Regulated Entities exceeded those requirements by approximately $33,116,000.

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment advisory and administration fees	$16,027	$37,007	$30,598	$72,701
Distribution and service fees	1,695	5,202	3,302	10,576

	$17,722	$42,209	$33,900	$83,277

For the three months ended June 30, 2009 and 2008, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $818,000 and $3,434,000, respectively, of advisory fees it was otherwise entitled to receive. For the six months ended June 30, 2009 and 2008, the Company waived approximately $1,913,000 and $6,911,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of June 30, 2009, such scheduled reductions in advisory fee waivers were effective for five funds.

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2009 and 2008, expenses of approximately $1,441,000 and $1,123,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2009 and 2008, expenses of approximately $2,685,000 and $2,283,000, respectively, were incurred.

Included in accounts receivable at June 30, 2009 and December 31, 2008 are receivables due from Company-sponsored mutual funds of approximately $6,133,000 and $6,083,000, respectively.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Although the Company does provide supplemental disclosure regarding assets under management and other asset flows by product (primarily distinguishing between funds and separately managed accounts), the Company’s determination that it operates in one segment is based on the fact that the Company’s decision maker (namely the Company’s Executive Committee) reviews the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to a similar regulatory framework. In many instances, the investment professionals who manage the Company’s funds are the same investment professionals who manage the Company’s separately managed accounts.

11. Subsequent Event

The Company has evaluated the impact of subsequent events through August 10, 2009, the issue date of the condensed consolidated financial statements.

On August 6, 2009, CNS declared a quarterly cash dividend on its common stock in the amount of $0.05 per share. The dividend will be payable on September 25, 2009 to stockholders of record at the close of business on September 4, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2009 and June 30, 2008. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Assets Under Management

We manage three types of accounts: open-end mutual funds, closed-end mutual funds and institutional separate accounts.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Open-End Mutual Funds
Assets under management, beginning of period	$3,102	$8,432	$4,280	$8,900

Inflows	431	660	755	1,548
Outflows	(270)	(818)	(670)	(1,949)

Net inflows (outflows)	161	(158)	85	(401)
Market appreciation (depreciation)	975	(630)	(127)	(855)

Total increase (decrease)	1,136	(788)	(42)	(1,256)

Assets under management, end of period	$4,238	$7,644	$4,238	$7,644

Average daily net assets for period	$3,803	$8,448	$3,580	$8,308

Closed-End Mutual Funds
Assets under management, beginning of period	$3,029	$9,724	$4,278	$10,274

Inflows	448	—	448	—
Outflows	—	—	(395)	—

Net inflows	448	—	53	—
Market appreciation (depreciation)	736	(193)	(118)	(743)

Total increase (decrease)	1,184	(193)	(65)	(743)

Assets under management, end of period	$4,213	$9,531	$4,213	$9,531

Average daily net assets for period	$3,855	$10,100	$3,788	$9,970

Institutional Separate Accounts
Assets under management, beginning of period	$5,469	$10,414	$6,544	$10,612

Inflows	954	776	1,476	1,093
Outflows	(172)	(618)	(299)	(1,218)

Net inflows (outflows)	782	158	1,177	(125)
Market appreciation (depreciation)	1,618	(787)	148	(702)

Total increase (decrease)	2,400	(629)	1,325	(827)

Assets under management, end of period	$7,869	$9,785	$7,869	$9,785

Average daily net assets for period	$6,970	$10,673	$6,288	$10,586

Total
Assets under management, beginning of period	$11,600	$28,570	$15,102	$29,786

Inflows	1,833	1,436	2,679	2,641
Outflows	(442)	(1,436)	(1,364)	(3,167)

Net inflows (outflows)	1,391	—	1,315	(526)
Market appreciation (depreciation)	3,329	(1,610)	(97)	(2,300)

Total increase (decrease)	4,720	(1,610)	1,218	(2,826)

Assets under management, end of period	$16,320	$26,960	$16,320	$26,960

Average daily net assets for period	$14,628	$29,221	$13,656	$28,864

Assets under management were $16.3 billion at June 30, 2009, a 39% decrease from $27.0 billion at June 30, 2008. The decrease was a result of market depreciation of $9.1 billion and net outflows of $1.5 billion.

A significant majority of our revenue, approximately 91% and 88% for the three months ended June 30, 2009 and 2008, respectively, is derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio. Given the recent market decline in general, and real estate securities specifically, our assets under management have decreased since June 30, 2008, generally in line with the markets. Further, as a result of the declining net asset values in certain of the closed-end mutual funds we manage, we have redeemed a portion of the closed-end mutual fund preferred shares in order to maintain the required leverage ratios.

Average daily assets under management were $14.6 billion for the three months ended June 30, 2009, a decrease of 50% from $29.2 billion for the three months ended June 30, 2008. Average daily assets under management were $13.7 billion for the six months ended June 30, 2009, a decrease of 53% from $28.9 billion for the six months ended June 30, 2008.

Open-end mutual funds

Open-end mutual fund assets under management decreased 45% to $4.2 billion at June 30, 2009 from $7.6 billion at June 30, 2008. The decrease in assets under management was due to market depreciation of $2.7 billion and net outflows of $709 million during the prior twelve month period.

Average daily assets under management were $3.8 billion for the three months ended June 30, 2009, a decrease of 55% from $8.4 billion for the three months ended June 30, 2008.

Net inflows for open-end mutual funds were $161 million in the three months ended June 30, 2009, compared with net outflows of $158 million in the three months ended June 30, 2008. Gross inflows were $431 million in the three months ended June 30, 2009, compared with $660 million in the three months ended June 30, 2008. Gross outflows totaled $270 million in the three months ended June 30, 2009, compared with $818 million in the three months ended June 30, 2008. Market appreciation was $975 million in the three months ended June 30, 2009, compared with market depreciation of $630 million in the three months ended June 30, 2008.

Net inflows for open-end mutual funds were $85 million in the six months ended June 30, 2009, compared with net outflows of $401 million in the six months ended June 30, 2008. Gross inflows were $755 million in the six months ended June 30, 2009, compared with $1.5 billion in the six months ended June 30, 2008. Gross outflows totaled $670 million in the six months ended June 30, 2009, compared with $1.9 billion in the six months ended June 30, 2008. Market depreciation was $127 million in the six months ended June 30, 2009, compared with market depreciation of $855 million in the six months ended June 30, 2008.

Closed-end mutual funds

Closed-end mutual fund assets under management decreased 56% to $4.2 billion at June 30, 2009, compared with $9.5 billion at June 30, 2008. The decrease in assets under management was attributable to market depreciation of $3.3 billion and $2.0 billion of net deleveraging during the prior twelve month period.

Average daily assets under management were $3.9 billion for the three months ended June 30, 2009, a decrease of 62% from $10.1 billion for the three months ended June 30, 2008.

Closed-end mutual funds had inflows of $448 million in the three months ended June 30, 2009 due to releveraging achieved through the funds’ credit facilities. The releveraging was the result of market appreciation and not a change in the funds’ target leverage ratio. Market appreciation was $736 million in the three months ended June 30, 2009, compared with market depreciation of $193 million in the three months ended June 30, 2008.

Closed-end mutual funds had net inflows of $53 million in the six months ended June 30, 2009 due to releveraging achieved through the funds’ credit facilities. The releveraging was the result of market appreciation and not a change in the funds’ target leverage ratio. Market depreciation was $118 million in the six months ended June 30, 2009, compared with market depreciation of $743 million in the six months ended June 30, 2008.

Institutional separate accounts

Institutional separate account assets under management decreased 20% to $7.9 billion at June 30, 2009 from $9.8 billion at June 30, 2008. The decrease in assets under management was due to market depreciation of $3.2 billion partially offset by net inflows of $1.2 billion during the prior twelve month period.

Average daily assets under management were $7.0 billion for the three months ended June 30, 2009, a decrease of 35% from $10.7 billion for the three months ended June 30, 2008.

Institutional separate accounts had net inflows of $782 million in the three months ended June 30, 2009, compared with net inflows of $158 million in the three months ended June 30, 2008. Gross inflows were $954 million in the three months ended June 30, 2009, compared with $776 million in the three months ended June 30, 2008. Gross outflows totaled $172 million in the three months ended June 30, 2009, compared with $618 million in the three months ended June 30, 2008. Market appreciation was $1.6 billion in the three months ended June 30, 2009, compared with market depreciation of $787 million in the three months ended June 30, 2008.

Institutional separate accounts had net inflows of $1.2 billion in the six months ended June 30, 2009, compared with net outflows of $125 million in the six months ended June 30, 2008. Gross inflows were $1.5 billion in the six months ended June 30, 2009, compared with $1.1 billion in the six months ended June 30, 2008. Gross outflows totaled $299 million in the six months ended June 30, 2009, compared with $1.2 billion in the six months ended June 30, 2008. Market appreciation was $148 million in the six months ended June 30, 2009, compared with market depreciation of $702 million in the six months ended June 30, 2008.

Results of Operations

Three Months Ended June 30, 2009 compared with Three Months Ended June 30, 2008

	Three Months Ended June 30,
(in thousands)	2009	2008
Results of operations
Total revenue	$26,355	$54,410
Total expenses	(25,932)	(33,118)
Total non-operating (loss) income	(5,363)	1,391

(Loss) income from continuing operations before provision for income taxes	$(4,940)	$22,683

Revenue

Total revenue decreased 52% to $26.4 million in the three months ended June 30, 2009 from $54.4 million in the three months ended June 30, 2008. This decrease was primarily attributable to lower investment advisory and administration fees resulting from lower average daily assets under management, primarily from market depreciation. Average daily assets under management for the three months ended June 30, 2009 were $14.6 billion compared with $29.2 billion for the three months ended June 30, 2008.

In the three months ended June 30, 2009, total investment advisory and administration revenue from open-end mutual funds decreased 55% to $8.4 million from $18.8 million in the three months ended June 30, 2008. The decrease was attributable to lower levels of average daily net assets resulting from market depreciation of $2.7 billion and net outflows of $709 million. Average daily assets under management for the three months ended June 30, 2009 were $3.8 billion compared with $8.4 billion for the three months ended June 30, 2008.

In the three months ended June 30, 2009, total investment advisory and administration revenue from closed-end mutual funds decreased 58% to $7.6 million from $18.2 million in the three months ended June 30, 2008. The decrease was attributable to lower levels of average daily net assets under management resulting from market depreciation of $3.3 billion and net deleveraging of approximately $2.0 billion. Average daily assets under management for the three months ended June 30, 2009 were $3.9 billion compared with $10.1 billion for the three months ended June 30, 2008.

In the three months ended June 30, 2009, total investment advisory and administration revenue from institutional separate accounts decreased 27% to $8.0 million from $10.9 million in the three months ended June 30, 2008. The decrease was attributable to lower levels of average daily net assets under management resulting from market depreciation of $3.2 billion partially offset by net inflows of $1.2 billion. Average daily assets under management for the three months ended June 30, 2009 were $7.0 billion compared with $10.7 billion for the three months ended June 30, 2008.

Distribution and service fee revenue decreased 67% to $1.7 million in the three months ended June 30, 2009 from $5.2 million in the three months ended June 30, 2008. The decrease was attributable to lower levels of average daily assets in open-end load mutual funds.

Expenses

Total operating expenses decreased 22% to $25.9 million in the three months ended June 30, 2009 from $33.1 million in the three months ended June 30, 2008, primarily due to decreases in employee compensation and benefits, distribution and service fees, general and administrative and amortization of deferred commissions.

Employee compensation and benefits decreased 9% to $14.9 million in the three months ended June 30, 2009 from $16.5 million in the three months ended June 30, 2008. This decrease was primarily due to lower incentive bonus, net of deferrals, of approximately $731,000, lower production bonus of approximately $364,000 and lower salary of approximately $380,000.

Distribution and service fee expenses decreased 54% to $3.1 million in the three months ended June 30, 2009 from $6.7 million in the three months ended June 30, 2008. This decrease was primarily due to lower average daily assets under management in open-end load mutual funds.

General and administrative decreased 17% to $6.7 million in the three months ended June 30, 2009 from $8.0 million in the three months ended June 30, 2008. This decrease was primarily due to lower travel and entertainment of approximately $593,000, lower office expenses of approximately $361,000, and lower professional fees of approximately $259,000.

Amortization of deferred commissions decreased 82% to $188,000 in the three months ended June 30, 2009 from $1.0 million in the three months ended June 30, 2008. This decrease was primarily attributable to lower subscriptions in class C shares in our open-end load mutual funds for which commissions are capitalized and amortized.

Non-operating Income

Non-operating loss was $5.4 million in the three months ended June 30, 2009, compared with non-operating income of $1.4 million in the three months ended June 30, 2008. The second quarter 2009 results included an other-than-temporary impairment charge of $14.0 million recorded on available-for-sale securities, primarily from investments in preferred securities and seed money investments in our sponsored mutual funds. Excluding this item, non-operating income would have been $8.7 million for the three months ended June 30, 2009, of which approximately $6.5 million was related to trading gains on our consolidated long-short global real estate fund.

Income Taxes

We recorded an income tax expense of $971,000 in the three months ended June 30, 2009, compared with an income tax expense of $8.6 million in the three months ended June 30, 2008. The provision for income taxes in the three months ended June 30, 2009 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 26%, excluding discrete items. The effective tax rate for the three months ended June 30, 2008 was approximately 38%. We expect our tax rate for the full year 2009 to approximate 21%, excluding discrete items. At June 30, 2009, we had capital loss carry-forwards of approximately $5.2 million of realized losses for which a valuation allowance was established. These capital loss carry-forwards will expire in tax years 2013 and 2014. At June 30, 2009, we had net unrealized capital losses of approximately $25.3 million for which a valuation allowance had been established on the associated deferred tax asset.

Six Months Ended June 30, 2009 compared with Six Months Ended June 30, 2008

	Six Months Ended June 30,
(in thousands)	2009	2008
Results of operations
Total revenue	$49,855	$107,997
Total expenses	(49,295)	(66,568)
Total non-operating (loss) income	(21,691)	3,400

(Loss) income from continuing operations before provision for income taxes	$(21,131)	$44,829

Revenue

Total revenue decreased 54% to $49.9 million in the six months ended June 30, 2009 from $108.0 million in the six months ended June 30, 2008. This decrease was primarily attributable to lower investment advisory and administration fees resulting from lower average daily assets under management, primarily from market depreciation. Average daily assets under management for the six months ended June 30, 2009 were $13.7 billion compared with $28.9 billion for the six months ended June 30, 2008.

In the six months ended June 30, 2009, total investment advisory and administration revenue from open-end mutual funds decreased 57% to $16.0 million from $36.9 million in the six months ended June 30, 2008. The decrease was attributable to lower levels of average daily net assets resulting from market depreciation of $2.7 billion and net outflows of $709 million. Average daily assets under management for the six months ended June 30, 2009 were $3.6 billion compared with $8.3 billion for the six months ended June 30, 2008.

In the six months ended June 30, 2009, total investment advisory and administration revenue from closed-end mutual funds decreased 59% to $14.6 million from $35.8 million in the six months ended June 30, 2008. The decrease was attributable to lower levels of average daily net assets under management resulting from market depreciation of $3.3 billion and net deleveraging of approximately $2.0 billion. Average daily assets under management for the six months ended June 30, 2009 were $3.8 billion compared with $10.0 billion for the six months ended June 30, 2008.

In the six months ended June 30, 2009, total investment advisory and administration revenue from institutional separate accounts decreased 34% to $14.5 million from $21.8 million in the six months ended June 30, 2008. The decrease was attributable to market depreciation of $3.2 billion partially offset by net inflows of $1.2 billion. Average daily assets under management for the six months ended June 30, 2009 were $6.3 billion compared with $10.6 billion for the six months ended June 30, 2008.

Distribution and service fee revenue decreased 69% to $3.3 million in the six months ended June 30, 2009 from $10.6 million in the six months ended June 30, 2008. The decrease was attributable to lower levels of average daily assets in open-end load mutual funds.

Expenses

Total operating expenses decreased 26% to $49.3 million in the six months ended June 30, 2009 from $66.6 million in the six months ended June 30, 2008, primarily due to decreases in employee compensation and benefits, distribution and service fees, general and administrative and amortization of deferred commissions.

Employee compensation and benefits decreased 17% to $27.1 million in the six months ended June 30, 2009 from $32.6 million in the six months ended June 30, 2008. This decrease was primarily due to lower incentive bonus, net of deferrals, of approximately $5.0 million.

Distribution and service fee expenses decreased 54% to $6.2 million in the six months ended June 30, 2009 from $13.4 million in the six months ended June 30, 2008. This decrease was primarily due to lower average daily assets under management in open-end load mutual funds.

General and administrative decreased 15% to $13.5 million in the six months ended June 30, 2009 from $15.8 million in the six months ended June 30, 2008. This decrease was primarily due to lower travel and entertainment of approximately $1.2 million, lower professional fees of approximately $581,000 and lower office expenses of approximately $550,000.

Amortization of deferred commissions decreased 85% to $454,000 in the six months ended June 30, 2009 from $3.0 million in the six months ended June 30, 2008. This decrease was primarily attributable to lower subscriptions in class C shares in our open-end load mutual funds for which commissions are capitalized and amortized.

Non-operating Income

Non-operating loss was $21.7 million in the six months ended June 30, 2009, compared with non-operating income of $3.4 million in the six months ended June 30, 2008. The first half 2009 results included an other-than-temporary impairment charge of $32.2 million recorded on available-for-sale securities, primarily from investments in preferred securities and seed money investments in our sponsored mutual funds. Excluding this item, non-operating income would have been $10.5 million for the six months ended June 30, 2009, of which approximately $8.6 million was related to trading gains on our consolidated long-short global real estate fund.

Income Taxes

We recorded an income tax benefit of $831,000 in the six months ended June 30, 2009, compared with an income tax expense of $16.9 million in the six months ended June 30, 2008. The benefit for income taxes in the six months ended June 30, 2009 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 21%, excluding discrete items. The effective tax rate for the six months ended June 30, 2008 was approximately 38%. We expect our tax rate for the full year 2009 to approximate 21%, excluding discrete items. At June 30, 2009, we had capital loss carry-forwards of approximately $5.2 million of realized losses for which a valuation allowance was established. These capital loss carry-forwards will expire in tax years 2013 and 2014. At June 30, 2009, we had net unrealized capital losses of approximately $25.3 million for which a valuation allowance had been established on the associated deferred tax asset.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investments, available-for-sale. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, accounts receivable and investments, available-for-sale were 63% and 64% of total assets as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, we had gross unrealized losses of $2.5 million on our investments, available-for-sale. We believe we have sufficient liquidity to hold these investments until a recovery of fair value. Included in investments, available-for-sale were approximately $5.0 million of auction rate preferred securities and approximately $2.0 million of corporate debt securities which were classified as level 2 investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) at June 30, 2009. See Note 4 to the condensed consolidated financial statements relating to investments.

Cash and cash equivalents increased by $7.0 million, excluding the effect of exchange rate changes, in the six months ended June 30, 2009. Net cash provided by operating activities was $2.3 million in the six months ended June 30, 2009. Net cash of $11.4 million was provided by investing activities, primarily from proceeds from sales and maturities of investments, available-for-sale in the amount of $27.7 million, partially offset by the purchase of $14.5 million of investments, available-for-sale and the purchase of $1.8 million of property and equipment. Net cash of $6.6 million was used in financing activities, primarily from dividends to stockholders for $4.3 million, a reduction to a previously recorded excess tax benefit associated with the delivery of restricted stock awards of $3.3 million and the repurchase of common stock of $1.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by proceeds from redeemable noncontrolling interest of $2.2 million.

Cash and cash equivalents decreased by $28.1 million, excluding the effect of exchange rate changes, in the six months ended June 30, 2008. Net cash provided by operating activities was $2.7 million in the six months ended June 30, 2008. Net cash of $3.8 million was provided by investing activities, primarily from the proceeds from sales and maturities of investments, available-for-sale in the amount of $31.0 million, partially offset by the purchase of $22.2 million of investments, available-for-sale and the purchase of $4.9 million of property and equipment. Net cash of $34.7 million was used in financing activities, primarily for the repurchase of common stock of $30.2 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $18.3 million, partially offset by an increase to excess tax benefit associated with the delivery of restricted stock awards of $13.3 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2009, we exceeded our minimum regulatory capital requirements by approximately $11.6 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At June 30, 2009, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by $33.1 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space and capital leases for office equipment. The following summarizes our contractual obligations as of June 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	2014 and after	Total
Operating leases	$3,766	$7,652	$7,299	$7,049	$7,250	$1,777	$34,793
Capital lease obligations, net	11	3	—	—	—	—	14

Total contractual obligations	$3,777	$7,655	$7,299	$7,049	$7,250	$1,777	$34,807

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices with unrealized gains and losses reported as loss from marketable securities in our condensed consolidated statements of operations. Trading securities are attributable to the consolidation of our long-short global real estate fund. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment on a security position is other than temporary, the loss will be recognized in our condensed consolidated statement of operations.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for the 2009 fiscal year. The adoption of SFAS 160 on January 1, 2009 did not have a material impact on our condensed consolidated financial statements; as we did not have redeemable noncontrolling interests prior to the adoption of SFAS 160, no prior period condensed consolidated statement of changes in stockholders’ equity is presented.

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

FSP 107-1, FSP 157-4 and FSP 115-2 are effective for the second quarter of 2009. The adoption of these FSPs did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance that applies to variable interest entities (“VIEs”). SFAS 167 requires careful reconsideration of previous interpretation 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, of SFAS 167 on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by nongovernmental entities. Once in effect, all of the Codification’s content will carry the same level of authority, effectively superseding FASB Statement No. 162. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that SFAS 168 will have a material impact on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments and securities owned. At June 30, 2009, we had approximately $19.8 million of securities owned and approximately $13.5 million of securities sold but not yet purchased, which were comprised primarily of domestic equities. As of June 30, 2009, we had approximately $34.1 million of investments, available-for-sale which were primarily comprised of approximately $13.7 million invested in our sponsored mutual funds,

$13.0 million invested in perpetual preferred securities, $5.5 million invested in foreign and domestic common stocks and $2.0 million invested in fixed income instruments. During the three months ended June 30, 2009, we recorded an impairment loss of approximately $14.0 million from investments primarily in preferred securities and in seed money investments in our sponsored mutual funds. During the six months ended June 30, 2009, we recorded impairment losses of approximately $32.2 million from investments primarily in preferred securities and in seed money investments in our sponsored mutual funds, $10.1 million of which related to securities that were sold during the six months ended June 30, 2009.

In addition, a significant majority of our revenue—approximately 91% and 88% for the three months ended June 30, 2009 and 2008, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to such market factors as inflation, interest rate changes and economic downturn, may cause our revenue and income to decline by:

•	causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or

•

causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.

In addition, market conditions currently preclude us from increasing the assets we manage in closed-end mutual funds. The market conditions for these offerings may continue to be unfavorable in the future, which will adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth. Further, depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain the funds’ target leverage ratios, thereby increasing or decreasing the assets we manage.

Item 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of June 30, 2009 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2008 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2009	805	(1)	$13.14	—	—
May 1 through May 31, 2009	9,583	(1)	$14.95	—	—
June 1 through June 30, 2009	3,353	(1)	$16.77	—	—

Total	13,741		$15.29	—	—

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Cohen & Steers was held on May 8, 2009, for the purpose of considering and acting upon the following:

(1) Election of Directors. Six directors were elected and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
Nominees	For	Against	Abstain
Martin Cohen	40,203,523	493,687	27,618
Robert H. Steers	40,203,523	493,687	27,618
Richard E. Bruce	36,043,541	4,674,290	6,997
Peter L. Rhein	36,044,570	4,667,901	12,357
Richard P. Simon	36,001,125	4,711,241	12,462
Edmond D. Villani	36,042,594	4,669,973	12,261

(2) Ratification of Independent Registered Public Accounting Firm. The appointment of Deloitte & Touche LLP as our independent registered public accounting firm was ratified and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	40,697,239	26,442	1,147

There were no broker non-votes. With respect to the preceding matters, holders of our common stock are entitled to one vote per share.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: August 10, 2009	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer