Form 10-Q
period 2009-09-30
COHEN & STEERS INC
filed 2009-11-09
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 832-3232

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 6, 2009 was 42,232,102.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2009	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

Signature		31

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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$136,851	$121,857
Securities owned	31,071	19,070
Investments, available-for-sale	42,469	44,845
Accounts receivable	24,676	17,373
Due from broker	39,465	15,755
Income tax receivable	3,145	12,470
Property and equipment—net	15,613	16,420
Deferred commissions—net	483	772
Goodwill	21,445	20,783
Intangible assets—net	2,080	2,146
Deferred income tax asset—net	6,586	9,704
Other assets	4,131	4,927

Total assets	$328,015	$286,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$8,872	$15,529
Securities sold but not yet purchased	27,074	10,676
Deferred rent	2,734	2,947
Other liabilities and accrued expenses	10,277	12,028

Total liabilities	48,957	41,180

Commitments and contingencies
Redeemable noncontrolling interest	8,354	—

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 44,825,495 and 44,181,042 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	448	442
Additional paid-in capital	354,422	347,088
(Accumulated deficit) retained earnings	(14,871)	4,981
Accumulated other comprehensive income (loss), net of tax	9,899	(30,620)
Less: Treasury stock, at cost, 2,594,620 and 2,422,139 shares at September 30, 2009 and December 31, 2008, respectively	(79,194)	(76,949)

Total stockholders’ equity	270,704	244,942

Total liabilities and stockholders’ equity	$328,015	$286,122

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Investment advisory and administration fees	$30,929	$43,558	$75,999	$138,102
Distribution and service fees	2,019	4,201	5,321	14,777
Portfolio consulting and other	879	1,178	2,362	4,055

Total revenue	33,827	48,937	83,682	156,934

Expenses:
Employee compensation and benefits	15,956	17,815	43,047	50,399
Distribution and service fees	3,837	7,017	10,039	20,383
General and administrative	6,990	8,458	20,490	24,271
Depreciation and amortization	1,072	1,019	3,120	2,811
Amortization, deferred commissions	157	624	611	3,637

Total expenses	28,012	34,933	77,307	101,501

Operating income	5,815	14,004	6,375	55,433

Non-operating income:
Interest and dividend income—net	100	1,608	1,426	4,816
Gain (loss) from marketable securities—net	3,526	(11,548)	(19,574)	(11,856)
Foreign currency gain (loss)—net	586	(90)	669	410

Total non-operating income (loss)	4,212	(10,030)	(17,479)	(6,630)

Income (loss) from continuing operations before provision for income taxes	10,027	3,974	(11,104)	48,803
Provision for income taxes	2,065	4,728	1,234	21,666

Income (loss) from continuing operations	7,962	(754)	(12,338)	27,137
Loss from discontinued operations, net of tax	—	(806)	(10)	(2,117)

Net income (loss)	7,962	(1,560)	(12,348)	25,020
Less: Net income attributable to redeemable noncontrolling interest	(417)	—	(1,007)	—

Net income (loss) attributable to common shareholders	$7,545	$(1,560)	$(13,355)	$25,020

Earnings per share—Basic:
Income (loss) from continuing operations attributable to common shareholders	$0.18	$(0.02)	$(0.32)	$0.65

Loss from discontinued operations, net of tax, attributable to common shareholders	$—	$(0.02)	$—	$(0.05)

Net income (loss) attributable to common shareholders	$0.18	$(0.04)	$(0.32)	$0.60

Earnings per share—Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.18	$(0.02)	$(0.32)	$0.64

Loss from discontinued operations, net of tax, attributable to common shareholders	$—	$(0.02)	$—	$(0.05)

Net income (loss) attributable to common shareholders	$0.18	$(0.04)	$(0.32)	$0.59

Weighted average shares outstanding:
Basic	42,396	41,889	42,319	41,881

Diluted	42,633	41,889	42,319	42,136

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

Nine Months Ended September 30, 2009

(in thousands)

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Beginning balance, January 1, 2009	$442	$347,088	$4,981	$(30,620)	$(76,949)	$244,942	$—
Dividends	—	—	(6,497)	—	—	(6,497)	—
Issuance of common stock	6	502	—	—	—	508	—
Repurchase of common stock	—	—	—	—	(2,245)	(2,245)	—
Reduction of tax benefit associated with restricted stock units	—	(3,344)	—	—	—	(3,344)	—
Issuance of restricted stock units	—	523	—	—	—	523	—
Amortization of restricted stock units—net	—	9,706	—	—	—	9,706	—
Forfeitures of vested restricted stock units	—	(53)	—	—	—	(53)	—
Net (loss) income	—	—	(13,355)	—	—	(13,355)	1,007
Other comprehensive income, net of taxes	—	—	—	40,519	—	40,519	—
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	7,347

Ending balance, September 30, 2009	$448	$354,422	$(14,871)	$9,899	$(79,194)	$270,704	$8,354

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(12,348)	$25,020
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	9,796	10,394
Amortization, deferred commissions	611	3,637
Depreciation and amortization	3,120	2,965
Deferred rent	(213)	(279)
(Gain) loss from securities owned	(11,642)	272
Loss from investments, available-for-sale	31,205	11,584
Deferred income taxes	(239)	13,589
Foreign currency (gain) loss	(459)	2
Changes in operating assets and liabilities:
Accounts receivable	(6,844)	(554)
Due from broker	(23,710)	(15,099)
Deferred commissions	(322)	(957)
Income tax receivable	9,548	(10,754)
Securities owned	(359)	(17,446)
Other assets	796	81
Accrued compensation	(6,548)	(15,325)
Securities sold but not yet purchased	16,398	7,377
Other liabilities and accrued expenses	(1,505)	1,015

Net cash provided by operating activities	7,285	15,522

Cash flows from investing activities:
Purchases of investments, available-for-sale	(22,871)	(29,858)
Proceeds from sales and maturities of investments, available-for-sale	36,053	39,718
Purchases of property and equipment	(2,160)	(6,539)

Net cash provided by investing activities	11,022	3,321

Cash flows from financing activities:
(Reduction of) increase to excess tax benefit associated with restricted stock units	(3,400)	13,364
Issuance of common stock	438	693
Repurchase of common stock	(2,245)	(30,572)
Dividends to stockholders	(6,360)	(27,432)
Proceeds from redeemable noncontrolling interest	7,347	—
Payment of capital lease obligations	(21)	(35)

Net cash used in financing activities	(4,241)	(43,982)

Net increase (decrease) in cash and cash equivalents	14,066	(25,139)
Effect of exchange rate changes	928	(608)
Cash and cash equivalents, beginning of the period	121,857	136,971

Cash and cash equivalents, end of the period	$136,851	$111,224

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the nine months ended September 30, 2009, cash paid for interest attributable to the consolidation of the Company’s long-short global real estate funds was approximately $502,000. For the nine months ended September 30, 2008, there was no cash paid for interest.

For the nine months ended September 30, 2009, the Company received cash tax refunds, net of taxes paid, of approximately $4,750,000. For the nine months ended September 30, 2008, the Company paid taxes, net of tax refunds, of approximately $2,764,000.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the nine months ended September 30, 2009 and 2008, the Company issued fully vested restricted stock units in the amount of $387,000 and $1,984,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company issued unvested restricted stock units in the amount of $4,759,000 and $31,376,000, respectively. For the nine months ended September 30, 2009 and 2008, forfeitures of restricted stock units totaled $1,685,000 and $3,271,000, respectively. In addition, for the nine months ended September 30, 2009 and 2008, the Company issued restricted stock unit dividend equivalents in the amount of $137,000 and $948,000, respectively.

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

Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. The Company manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, listed infrastructure and utilities, and preferred securities. The Company also manages alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and sub-advised funds for other financial institutions. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.

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

The Company consolidates operating entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The Company also consolidates any variable interest entities (“VIEs”) in which

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the Company is considered to be the primary beneficiary. One of the long-short global real estate funds launched by the Company in 2008 is structured as a partnership in which the Company is the investment manager and general partner, receiving a management fee and a performance fee. The Company considers this fund to be a VIE and has determined that it is the primary beneficiary. Accordingly, the underlying assets and liabilities of the fund have been included in the Company’s condensed consolidated financial statements. The Company’s risk with respect to its investment in this fund is limited to its equity ownership and any uncollected management fees. See Note 4 for further discussion about the Company’s investments.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices with unrealized gains and losses reported as gain (loss) from marketable securities in the Company’s condensed consolidated statements of operations. Trading securities are attributable to the consolidation of the Company’s long-short global real estate funds. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s condensed consolidated statement of operations.

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

Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party minority voting interests in the Company’s long-short global real estate funds. These interests are redeemable at the option of the investors and therefore are not treated as permanent equity.

Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to Company-sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio, net of waivers. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average assets under management of such funds. This revenue is recognized as such fees are earned.

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year.

Stock-based Compensation—The Company recognizes compensation expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. The Company also estimates forfeitures.

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

Recently Issued Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) amended previous guidance to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. The amended guidance was effective for the Company’s first quarter of 2009. The adoption of this amended guidance did not have a material impact on the Company’s condensed consolidated financial statements; as the Company did not have redeemable noncontrolling interests prior to the adoption, no prior period condensed consolidated statement of changes in stockholders’ equity is presented.

In March 2008, the FASB amended previous guidance enhancing disclosure about derivative instruments and hedging activities. The amended guidance was effective for the Company’s first quarter of 2009. The adoption of this amended guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new guidance which:

•	Required disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

•

Provided guidance to determine when the volume and level of transaction activity for assets or liabilities have significantly decreased and identify transactions that are not representative of an orderly market where quoted prices may not be determinative of fair value.

•	Amended guidance with respect to the other-than-temporary impairment evaluation model for debt securities.

The above new guidance was effective for the Company’s second quarter of 2009. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued new guidance related to subsequent events. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

financial statements are issued or are available to be issued. The new guidance was effective for the Company’s second quarter of 2009. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new guidance related to consolidation of VIEs which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The new guidance is effective for the Company’s first quarter of 2010. The Company is currently evaluating the potential impact, if any, of this new guidance on its condensed consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”) and a new hierarchy of generally accepted accounting principles. The new guidance became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. As a result, all of the Codification’s content now carries the same level of authority, effectively superseding the hierarchy of generally accepted accounting principles previously issued. The new guidance was effective for the Company’s third quarter of 2009. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2009 and December 31, 2008, goodwill was approximately $21,445,000 and $20,783,000, respectively. The Company’s goodwill increased by $662,000 for the nine months ended September 30, 2009 as a result of foreign currency revaluation.

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2009 and December 31, 2008 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2009:
Amortized intangible assets:
Client relationships	111	$1,543	$(713)	$830
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(713)	$2,080

December 31, 2008:
Amortized intangible assets:
Client relationships	120	$1,543	$(647)	$896
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(647)	$2,146

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 and $80,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $67,000 and $607,000 for the nine months ended September 30, 2009 and 2008, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2009	$23
2010	90
2011	90
2012	90
2013	90
Thereafter	447

Total	$830

4. Investments

Trading

During 2008, the Company launched an onshore long-short global real estate fund (the “Onshore Fund”) and an offshore long-short global real estate fund (the “Offshore Fund”). At September 30, 2009, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities of the Onshore Fund have been included in the Company’s condensed consolidated financial statements with the minority interest disclosed as redeemable noncontrolling interest. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees will be charged. The Offshore Fund, which has third party interests, meets the definition of a VIE and management has determined that the Company is the primary beneficiary. Accordingly, the underlying assets and liabilities of the Offshore Fund have been included in the Company’s condensed consolidated financial statements. As a result of consolidating the Offshore Fund at September 30, 2009, the Company recorded approximately $15,411,000 of net assets, primarily investments and due from brokers. These net assets were offset by approximately $5,106,000 of non-controlling interests which reflect the equity ownership of third parties. As a result of consolidating both funds, the Company recorded approximately $31,071,000 of securities owned and approximately $27,074,000 of securities sold but not yet purchased as of September 30, 2009, which were comprised primarily of equities. All intercompany balances and transactions have been eliminated in consolidation of both funds.

The Company recognizes all derivatives as either assets or liabilities measured at fair value. The Company periodically uses currency forwards to manage its exposure to market and currency risk and does not hold currency forwards for speculative or trading purposes. These currency forwards are not designated as hedges and changes in fair values of these derivatives are included in gain (loss) from marketable securities-net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2009 and 2008, the effect of derivative transactions was not material to the Company’s condensed consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Available-for-sale

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Gross Unrealized Losses > 12 months	Fair Value
Perpetual preferred securities	$13,352	$3,110	$—	$(1,014)	$15,448
Common stocks	6,719	1,134	(139)	—	7,714
Fixed income	1,446	981	—	—	2,427
Company-sponsored mutual funds	14,018	2,862	—	—	16,880

Total investments, available-for-sale	$35,535	$8,087	$(139)	$(1,014)	$42,469

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Gross Unrealized Losses > 12 months	Fair Value
Perpetual preferred securities	$37,211	$—	$(3,658)	$(13,310)	$20,243
Fixed rate preferred securities	6,888	22	(605)	(1,396)	4,909
Common stocks	6,008	260	(1,022)	(655)	4,591
Fixed income	5,045	—	(244)	(2,481)	2,320
Company-sponsored mutual funds	24,788	—	(5,936)	(6,070)	12,782

Total investments, available-for-sale	$79,940	$282	$(11,465)	$(23,912)	$44,845

During the three months ended September 30, 2009, the Company recorded an impairment loss of approximately $506,000 primarily from seed money investments in Company-sponsored mutual funds and common stocks. During the nine months ended September 30, 2009, the Company recorded impairment losses of approximately $32,723,000 primarily from preferred securities and seed money investments in Company-sponsored mutual funds, $10,126,000 of which related to securities sold during the nine months ended September 30, 2009.

Unrealized losses on investments, available-for-sale as of September 30, 2009 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other-than-temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of September 30, 2009, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value, which for fixed income securities may mean until maturity. Accordingly, impairment of these investments is considered temporary.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and nine months ended September 30, 2009 and 2008 are summarized below (in thousands):

	Investments, Available-for-Sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from sales and maturities	$8,388	$8,722	$36,053	$39,718
Gross realized gains	1,076	48	2,593	633
Gross realized losses	(77)	(11,245)	(11,201)	(12,002)

Fair Value

The Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value.

Topic 820 specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:

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

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to Topic 820. The following table presents fair value measurements as of September 30, 2009 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$104,152	$—	$104,152

Securities owned	$29,452	$1,619	$31,071

Investments, available-for-sale
Perpetual preferred securities	$10,388	$5,060	$15,448
Common stocks	7,714	—	7,714
Fixed income	—	2,427	2,427
Company-sponsored mutual funds	16,880	—	16,880

Total investments, available-for-sale	$34,982	$7,487	$42,469

Securities sold but not yet purchased	$(27,074)	$—	$(27,074)

*	Cash equivalents were comprised of investments in treasury money market funds.

The investments classified as level 2 in the above table were comprised primarily of auction rate preferred securities and corporate debt securities.

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

For the three months ended September 30, 2008 and the nine months ended September 30, 2009, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the three months ended September 30, 2008 and the nine months ended September 30, 2009, the Company would have added 346,000 and 146,000, respectively, of common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. Anti-dilutive common stock equivalents of 326,000 and 214,000, respectively, were excluded from the computation for the three months ended September 30, 2009 and the nine months ended September 30, 2008.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$7,962	$(754)	$(12,338)	$27,137
Loss from discontinued operations, net of tax	—	(806)	(10)	(2,117)
Less: Net income attributable to redeemable noncontrolling interest	(417)	—	(1,007)	—

Net income (loss) attributable to common shareholders	$7,545	$(1,560)	$(13,355)	$25,020

Basic weighted average shares outstanding	42,396	41,889	42,319	41,881
Dilutive potential shares from restricted stock units	237	—	—	255

Diluted weighted average shares outstanding	42,633	41,889	42,319	42,136

Earnings per share—Basic
Income (loss) from continuing operations attributable to common shareholders	$0.18	$(0.02)	$(0.32)	$0.65

Loss from discontinued operations, net of tax, attributable to common shareholders	$—	$(0.02)	$—	$(0.05)

Net income (loss) attributable to common shareholders	$0.18	$(0.04)	$(0.32)	$0.60

Earnings per share—Diluted
Income (loss) from continuing operations attributable to common shareholders	$0.18	$(0.02)	$(0.32)	$0.64

Loss from discontinued operations, net of tax, attributable to common shareholders	$—	$(0.02)	$—	$(0.05)

Net income (loss) attributable to common shareholders	$0.18	$(0.04)	$(0.32)	$0.59

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Income Taxes

The Company recognizes tax benefits or expenses for temporary differences between book and tax bases of assets and liabilities.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The provision for income taxes for the three and nine months ended September 30, 2009 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 21% and 10%, respectively. The provision for income taxes for the nine months ended September 30, 2009 includes the reversal of an approximate $3,194,000 valuation allowance associated with available-for-sale securities recorded in 2008 and approximately $7,029,000 related to non-deductible impairment charges recorded during the 2009 period. Excluding the items mentioned above, the effective tax rate was approximately 21% for the nine months ended September 30, 2009. The provision for income taxes for the three and nine months ended September 30, 2008 included the $3,194,000 valuation allowance mentioned above and a $1,553,000 expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The effective tax rate for the three and nine months ended September 30, 2008 was approximately 38%, excluding the items mentioned above. The Company expects the tax rate for the full year 2009 to approximate 21%, excluding discrete items.

The Company’s net deferred tax asset is primarily comprised of future income tax deductions attributable to the delivery of unvested restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. At September 30, 2009, the Company had net unrealized capital losses of approximately $18,103,000 for which a valuation allowance had been established on the associated deferred tax asset.

7. Comprehensive Income

Total comprehensive income includes net income (loss) and other comprehensive income (loss), net of tax. The components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common shareholders	$7,545	$(1,560)	$(13,355)	$25,020
Foreign currency translation gain (loss) adjustment	1,340	(3,462)	1,702	(1,277)
Net unrealized gain (loss) from investments, available-for-sale, net of tax	8,348	(6,966)	10,801	(12,886)
Reclassification of realized (gain) loss on investments, available-for-sale, net of tax	(461)	(6,778)	28,016	(6,961)

Total comprehensive income (loss) attributable to common shareholders	$16,772	$(18,766)	$27,164	$3,896

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. Regulatory Requirements

Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of September 30, 2009, Securities had net capital of approximately $11,678,000, which exceeded its requirements by approximately $11,568,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of September 30, 2009, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $1,360,000 and the Foreign Regulated Entities exceeded those requirements by approximately $35,822,000.

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investment advisory and administration fees	$20,640	$33,306	$51,238	$106,007
Distribution and service fees	2,019	4,201	5,321	14,777

	$22,659	$37,507	$56,559	$120,784

For the three months ended September 30, 2009 and 2008, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $1,074,000 and $3,136,000, respectively, of advisory fees it was otherwise entitled to receive. For the nine months ended September 30, 2009 and 2008, the Company waived approximately $2,987,000 and $10,047,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of September 30, 2009, such scheduled reductions in advisory fee waivers were effective for five funds.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and nine months ended September 30, 2009 and 2008 are summarized below (in thousands):

	Company-Sponsored Mutual Funds
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from sales and maturities	$—	$—	$—	$796
Gross realized gains	—	—	—	205
Dividend income	43	50	192	223

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2009 and 2008, expenses of approximately $1,339,000 and $1,445,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2009 and 2008, expenses of approximately $4,024,000 and $3,728,000, respectively, were incurred.

Included in accounts receivable at September 30, 2009 and December 31, 2008 are receivables due from Company-sponsored mutual funds of approximately $8,017,000 and $6,083,000, respectively.

10. Segment Reporting

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

11. Subsequent Event

The Company has evaluated the impact of subsequent events through November 9, 2009, the issue date of the condensed consolidated financial statements.

On November 5, 2009, CNS declared a quarterly cash dividend on its common stock in the amount of $0.05 per share. The dividend will be payable on December 29, 2009 to stockholders of record at the close of business on December 4, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2009 and September 30, 2008. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a manager of income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, listed infrastructure and utilities, and preferred securities. We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve individual and institutional investors through a broad range of investment vehicles.

Assets Under Management

We manage three types of accounts: open-end mutual funds, closed-end mutual funds and institutional separate accounts.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Open-End Mutual Funds
Assets under management, beginning of period	$4,238	$7,644	$4,280	$8,900

Inflows	747	622	1,502	2,170
Outflows	(361)	(943)	(1,031)	(2,892)

Net inflows (outflows)	386	(321)	471	(722)
Market appreciation (depreciation)	1,279	(374)	1,152	(1,229)

Total increase (decrease)	1,665	(695)	1,623	(1,951)

Assets under management, end of period	$5,903	$6,949	$5,903	$6,949

Average assets under management for period	$5,122	$7,288	$4,094	$7,968

Closed-End Mutual Funds
Assets under management, beginning of period	$4,213	$9,531	$4,278	$10,274

Inflows	180	—	628	—
Outflows	—	—	(395)	—

Net inflows	180	—	233	—
Market appreciation (depreciation)	799	(961)	681	(1,704)

Total increase (decrease)	979	(961)	914	(1,704)

Assets under management, end of period	$5,192	$8,570	$5,192	$8,570

Average assets under management for period	$4,759	$9,191	$4,112	$9,710

Institutional Separate Accounts
Assets under management, beginning of period	$7,869	$9,785	$6,544	$10,612

Inflows	1,634	314	3,110	1,407
Outflows	(449)	(458)	(748)	(1,676)

Net inflows (outflows)	1,185	(144)	2,362	(269)
Market appreciation (depreciation)	2,344	(536)	2,492	(1,238)

Total increase (decrease)	3,529	(680)	4,854	(1,507)

Assets under management, end of period	$11,398	$9,105	$11,398	$9,105

Average assets under management for period	$9,583	$9,706	$7,386	$10,293

Total
Assets under management, beginning of period	$16,320	$26,960	$15,102	$29,786

Inflows	2,561	936	5,240	3,577
Outflows	(810)	(1,401)	(2,174)	(4,568)

Net inflows (outflows)	1,751	(465)	3,066	(991)
Market appreciation (depreciation)	4,422	(1,871)	4,325	(4,171)

Total increase (decrease)	6,173	(2,336)	7,391	(5,162)

Assets under management, end of period	$22,493	$24,624	$22,493	$24,624

Average assets under management for period	$19,464	$26,185	$15,592	$27,971

Assets under management were $22.5 billion at September 30, 2009, a 9% decrease from $24.6 billion at September 30, 2008. The decrease was a result of market depreciation of $2.8 billion, partially offset by net inflows of $705 million.

A significant majority of our revenue, approximately 91% and 89% for the three months ended September 30, 2009 and 2008, respectively, is derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee generally applied to the average assets under management in the client’s portfolio. Given the recent market decline in general, and real estate securities specifically, our average assets under management have decreased since September 30, 2008, generally in line with the markets.

Average assets under management were $19.5 billion for the three months ended September 30, 2009, a decrease of 26% from $26.2 billion for the three months ended September 30, 2008. Average assets under management were $15.6 billion for the nine months ended September 30, 2009, a decrease of 44% from $28.0 billion for the nine months ended September 30, 2008.

Open-end mutual funds

Open-end mutual fund assets under management decreased 15% to $5.9 billion at September 30, 2009 from $6.9 billion at September 30, 2008. The decrease in assets under management was due to market depreciation of $1.0 billion during the prior twelve month period.

Average assets under management were $5.1 billion for the three months ended September 30, 2009, a decrease of 30% from $7.3 billion for the three months ended September 30, 2008.

Net inflows for open-end mutual funds were $386 million for the three months ended September 30, 2009, compared with net outflows of $321 million for the three months ended September 30, 2008. Gross inflows were $747 million for the three months ended September 30, 2009, compared with $622 million for the three months ended September 30, 2008. Gross outflows were $361 million for the three months ended September 30, 2009, compared with $943 million for the three months ended September 30, 2008. Market appreciation was $1.3 billion for the three months ended September 30, 2009, compared with market depreciation of $374 million for the three months ended September 30, 2008.

Net inflows for open-end mutual funds were $471 million for the nine months ended September 30, 2009, compared with net outflows of $722 million for the nine months ended September 30, 2008. Gross inflows were $1.5 billion for the nine months ended September 30, 2009, compared with $2.2 billion for the nine months ended September 30, 2008. Gross outflows were $1.0 billion for the nine months ended September 30, 2009, compared with $2.9 billion for the nine months ended September 30, 2008. Market appreciation was $1.2 billion for the nine months ended September 30, 2009, compared with market depreciation of $1.2 billion for the nine months ended September 30, 2008.

Closed-end mutual funds

Closed-end mutual fund assets under management decreased 39% to $5.2 billion at September 30, 2009, compared with $8.6 billion at September 30, 2008. The decrease in assets under management was attributable to $1.9 billion of net deleveraging and market depreciation of $1.5 billion during the prior twelve month period.

Average assets under management were $4.8 billion for the three months ended September 30, 2009, a decrease of 48% from $9.2 billion for the three months ended September 30, 2008.

Closed-end mutual funds had inflows of $180 million for the three months ended September 30, 2009 due to line of credit borrowings achieved through the funds’ credit facilities. The drawdown of the funds’ credit facilities was the result of market appreciation and not a change in the funds’ target leverage ratio. Market appreciation was $799 million for the three months ended September 30, 2009, compared with market depreciation of $961 million for the three months ended September 30, 2008.

Closed-end mutual funds had net inflows of $233 million for the nine months ended September 30, 2009 due to line of credit borrowings achieved through the funds’ credit facilities. The drawdown of the funds’ credit facilities was the result of market appreciation and not a change in the funds’ target leverage ratio. Market appreciation was $681 million for the nine months ended September 30, 2009, compared with market depreciation of $1.7 billion for the nine months ended September 30, 2008.

Institutional separate accounts

Institutional separate account assets under management increased 25% to $11.4 billion at September 30, 2009 from $9.1 billion at September 30, 2008. The increase in assets under management was due to net inflows of $2.6 billion partially offset by market depreciation of $279 million during the prior twelve month period.

Average assets under management were $9.6 billion for the three months ended September 30, 2009, a decrease of 1% from $9.7 billion for the three months ended September 30, 2008.

Institutional separate accounts had net inflows of $1.2 billion for the three months ended September 30, 2009, compared with net outflows of $144 million for the three months ended September 30, 2008. Gross inflows were $1.6 billion for the three months ended September 30, 2009, compared with $314 million for the three months ended September 30, 2008. Gross outflows were $449 million for the three months ended September 30, 2009, compared with $458 million for the three months ended September 30, 2008. Market appreciation was $2.3 billion for the three months ended September 30, 2009, compared with market depreciation of $536 million for the three months ended September 30, 2008.

Institutional separate accounts had net inflows of $2.4 billion for the nine months ended September 30, 2009, compared with net outflows of $269 million for the nine months ended September 30, 2008. Gross inflows were $3.1 billion for the nine months ended September 30, 2009, compared with $1.4 billion for the nine months ended September 30, 2008. Gross outflows were $748 million for the nine months ended September 30, 2009, compared with $1.7 billion for the nine months ended September 30, 2008. Market appreciation was $2.5 billion for the nine months ended September 30, 2009, compared with market depreciation of $1.2 billion for the nine months ended September 30, 2008.

Results of Operations

Three Months Ended September 30, 2009 compared with Three Months Ended September 30, 2008

	Three Months Ended September 30,
(in thousands)	2009	2008
Results of operations
Total revenue	$33,827	$48,937
Total expenses	(28,012)	(34,933)
Total non-operating income (loss)	4,212	(10,030)

Income from continuing operations before provision for income taxes	$10,027	$3,974

Revenue

Total revenue decreased 31% to $33.8 million for the three months ended September 30, 2009 from $48.9 million for the three months ended September 30, 2008. This decrease was primarily attributable to lower investment advisory and administration fees resulting from lower average assets under management, primarily from market depreciation, and lower effective fee rates. The overall effective fee rate declined to 63.5bps for the three months ended September 30, 2009 from 66.5bps for the three months ended September 30, 2008 was primarily due to a shift of assets under management from open-end and closed-end mutual funds to institutional separate accounts. Investment advisory and administration fees decreased 29% to $30.9 million for the three months ended September 30, 2009, compared with $43.6 million for the three months ended September 30, 2008. Average assets under management for the three months ended September 30, 2009 were $19.5 billion compared with $26.2 billion for the three months ended September 30, 2008.

For the three months ended September 30, 2009, total investment advisory and administration revenue from open-end mutual funds decreased 32% to $11.3 million from $16.5 million for the three months ended September 30, 2008. The decrease was attributable to lower levels of average assets under management resulting from market depreciation of $1.0 billion during the previous twelve months. Average assets under management for the three months ended September 30, 2009 were $5.1 billion compared with $7.3 billion for the three months ended September 30, 2008.

For the three months ended September 30, 2009, total investment advisory and administration revenue from closed-end mutual funds decreased 44% to $9.4 million from $16.8 million for the three months ended September 30, 2008. The decrease was attributable to lower levels of average assets under management resulting from net deleveraging of approximately $1.9 billion and market depreciation of $1.5 billion. Average assets under management for the three months ended September 30, 2009 were $4.8 billion compared with $9.2 billion for the three months ended September 30, 2008.

For the three months ended September 30, 2009 and 2008, total investment advisory and administration revenue from institutional separate accounts was $10.3 million. Average assets under management for the three months ended September 30, 2009 were $9.6 billion compared with $9.7 billion for the three months ended September 30, 2008.

Distribution and service fee revenue decreased 52% to $2.0 million for the three months ended September 30, 2009 from $4.2 million for the three months ended September 30, 2008. The decrease was attributable to lower levels of average assets under management in open-end load mutual funds.

Expenses

Total operating expenses decreased 20% to $28.0 million for the three months ended September 30, 2009 from $34.9 million for the three months ended September 30, 2008, primarily due to decreases in employee compensation and benefits, distribution and service fees, general and administrative and amortization of deferred commissions.

Employee compensation and benefits decreased 10% to $16.0 million for the three months ended September 30, 2009 from $17.8 million for the three months ended September 30, 2008. This decrease was primarily due to lower salary of approximately $543,000 and an adjustment to estimated forfeitures of approximately $1.0 million recorded in the third quarter of 2008.

Distribution and service fee expenses decreased 45% to $3.8 million for the three months ended September 30, 2009 from $7.0 million for the three months ended September 30, 2008. This decrease was primarily due to lower average assets under management in open-end load mutual funds.

General and administrative decreased 17% to $7.0 million for the three months ended September 30, 2009 from $8.5 million for the three months ended September 30, 2008. This decrease was primarily due to lower travel and entertainment of approximately $539,000, lower professional fees of approximately $359,000, and lower office expenses of approximately $295,000.

Amortization of deferred commissions decreased 75% to $157,000 for the three months ended September 30, 2009 from $624,000 for the three months ended September 30, 2008. This decrease was primarily attributable to lower subscriptions in class C shares in our open-end load mutual funds for which commissions are capitalized and amortized.

Non-operating Income

Non-operating income was $4.2 million for the three months ended September 30, 2009, compared with non-operating loss of $10.0 million for the three months ended September 30, 2008. The third quarter 2009 results included approximately $3.1 million of net trading gains from our consolidated long-short global real estate funds. The third quarter 2008 results included $10.5 million of losses recorded on available-for-sale securities, primarily from investments in Federal National Mortgage Association preferred securities. Excluding this item, non-operating income would have been $464,000 for the three months ended September 30, 2008.

Income Taxes

We recorded income tax expense of $2.1 million for the three months ended September 30, 2009, compared with income tax expense of $4.7 million for the three months ended September 30, 2008. The provision for income taxes for the three months ended September 30, 2009 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 21%. The provision for income taxes for the three months ended September 30, 2008 included a $3.2 million valuation allowance associated with available-for-sale securities and a $1.6 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The effective tax rate for the three months ended September 30, 2008 was approximately 38%, excluding the items mentioned above. We expect our tax rate for the full year 2009 to approximate 21%, excluding discrete items. At September 30, 2009, we had net unrealized capital losses of approximately $18.1 million for which a valuation allowance had been established on the associated deferred tax asset.

Nine Months Ended September 30, 2009 compared with Nine Months Ended September 30, 2008

	Nine Months Ended September 30,
(in thousands)	2009	2008
Results of operations
Total revenue	$83,682	$156,934
Total expenses	(77,307)	(101,501)
Total non-operating loss	(17,479)	(6,630)

(Loss) income from continuing operations before provision for income taxes	$(11,104)	$48,803

Revenue

Total revenue decreased 47% to $83.7 million for the nine months ended September 30, 2009 from $156.9 million for the nine months ended September 30, 2008. This decrease was primarily attributable to lower investment advisory and administration fees resulting from lower average assets under management, primarily from market depreciation. Investment advisory and administration fees decreased 45% to $76.0 million for the nine months ended September 30, 2009, compared with $138.1 million for the nine months ended September 30, 2008. Average assets under management for the nine months ended September 30, 2009 were $15.6 billion compared with $28.0 billion for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, total investment advisory and administration revenue from open-end mutual funds decreased 49% to $27.2 million from $53.4 million for the nine months ended September 30, 2008. The decrease was attributable to lower levels of average assets under management resulting from market depreciation of $1.0 billion. Average assets under management for the nine months ended September 30, 2009 were $4.1 billion compared with $8.0 billion for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, total investment advisory and administration revenue from closed-end mutual funds decreased 54% to $24.0 million from $52.6 million for the nine months ended September 30, 2008. The decrease was attributable to lower levels of average assets under management resulting from market depreciation of $1.5 billion and net deleveraging of approximately $1.9 billion. Average assets under management for the nine months ended September 30, 2009 were $4.1 billion compared with $9.7 billion for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, total investment advisory and administration revenue from institutional separate accounts decreased 23% to $24.8 million from $32.1 million for the nine months ended September 30, 2008. The decrease was attributable to lower levels of average assets under management resulting from the timing of net inflows of $2.6 billion and market depreciation of $279 million. The majority of the net inflows into institutional separate accounts occurred during the second and third quarters of 2009, with almost half of the net inflows occurring during the third quarter of 2009. Similarly, $4.2 billion of market depreciation occurred during the first quarter of 2009 and the fourth quarter of 2008, which was partially offset by $4.0 billion of market appreciation during the second and third quarter of 2009. Average assets under management for the nine months ended September 30, 2009 were $7.4 billion compared with $10.3 billion for the nine months ended September 30, 2008.

Distribution and service fee revenue decreased 64% to $5.3 million for the nine months ended September 30, 2009 from $14.8 million for the nine months ended September 30, 2008. The decrease was attributable to lower levels of average assets under management in open-end load mutual funds.

Expenses

Total operating expenses decreased 24% to $77.3 million for the nine months ended September 30, 2009 from $101.5 million for the nine months ended September 30, 2008, primarily due to decreases in employee compensation and benefits, distribution and service fees, general and administrative and amortization of deferred commissions.

Employee compensation and benefits decreased 15% to $43.0 million for the nine months ended September 30, 2009 from $50.4 million for the nine months ended September 30, 2008. This decrease was primarily due to lower incentive bonus, net of deferrals, of approximately $4.9 million, lower salary of approximately $1.0 million, and lower production-based compensation of approximately $748,000.

Distribution and service fee expenses decreased 51% to $10.0 million for the nine months ended September 30, 2009 from $20.4 million for the nine months ended September 30, 2008. This decrease was primarily due to lower average assets under management in open-end load mutual funds.

General and administrative decreased 16% to $20.5 million for the nine months ended September 30, 2009 from $24.3 million for the nine months ended September 30, 2008. This decrease was primarily due to lower travel and entertainment of approximately $1.7 million, lower professional fees of approximately $1.4 million, and lower office expenses of approximately $845,000.

Amortization of deferred commissions decreased 83% to $611,000 for the nine months ended September 30, 2009 from $3.6 million for the nine months ended September 30, 2008. This decrease was primarily attributable to lower subscriptions in class C shares in our open-end load mutual funds for which commissions are capitalized and amortized.

Non-operating Income

Non-operating loss was $17.5 million for the nine months ended September 30, 2009, compared with non-operating loss of $6.6 million for the nine months ended September 30, 2008. The 2009 results include other-than-temporary impairment charges of $32.7 million recorded on available-for-sale securities, primarily from investments in preferred securities and seed money investments in our sponsored mutual funds. Excluding this item, non-operating income would have been $14.7 million for the nine months ended September 30, 2009, of which approximately $11.6 million was related to net trading gains from our consolidated long-short global real estate fund. The 2008 results included $10.5 million of losses recorded on available-for-sale securities, primarily from investments in Federal National Mortgage Association preferred securities. Excluding this item, non-operating income would have been $3.9 million for the nine months ended September 30, 2008.

Income Taxes

We recorded an income tax expense of $1.2 million for the nine months ended September 30, 2009, compared with an income tax expense of $21.7 million for the nine months ended September 30, 2008. The provision for income taxes for the nine months ended September 30, 2009 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 10%. The provision for income taxes for the nine months ended September 30, 2009 includes the reversal of an approximate $3.2 million valuation allowance associated with available-for-sale securities recorded in 2008 and approximately $7.0 million related to non-deductible impairment charges recorded during the 2009 period. Excluding the items mentioned above, the effective tax rate was approximately 21% for the nine months ended September 30, 2009. The provision for income taxes for the nine months ended September 30, 2008 included the $3.2 million valuation allowance mentioned above and a $1.6 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The effective tax rate for the nine months ended September 30, 2008 was approximately 38%, excluding the items mentioned above. We expect our tax rate for the full year 2009 to approximate 21%, excluding discrete items. At September 30, 2009, we had net unrealized capital losses of approximately $18.1 million for which a valuation allowance had been established on the associated deferred tax asset.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, investments, available-for-sale and accounts receivable were 62% and 64% of total assets as of September 30, 2009 and December 31, 2008, respectively. Included in investments, available-for-sale were approximately $5.1 million of auction rate preferred securities and approximately $2.4 million of corporate debt securities which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), at September 30, 2009. Included in securities owned were approximately $1.6 million of corporate debt securities classified as level 2 investments in accordance with Topic 820. See Note 4 to the condensed consolidated financial statements relating to investments.

Cash and cash equivalents increased by $14.1 million, excluding the effect of exchange rate changes, for the nine months ended September 30, 2009. Net cash provided by operating activities was $7.3 million for the nine months ended September 30, 2009. Net cash of $11.0 million was provided by investing activities, primarily from proceeds from sales and maturities of investments, available-for-sale in the amount of $36.1 million, partially offset by the purchase of $22.9 million of investments, available-for-sale and the purchase of $2.2 million of property and equipment. Net cash of $4.2 million was used in financing activities, primarily from dividends paid to stockholders for $6.4 million, a reduction to previously recorded excess tax benefits associated with the delivery of restricted stock units of $3.4 million and the repurchase of common stock of $2.2 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by proceeds from redeemable noncontrolling interest of $7.3 million.

Cash and cash equivalents decreased by $25.1 million, excluding the effect of exchange rate changes, for the nine months ended September 30, 2008. Net cash provided by operating activities was $15.5 million for the nine months ended September 30, 2008. Net cash of $3.3 million was provided by investing activities, primarily from the proceeds from sales and maturities of investments, available-for-sale in the amount of $39.7 million, partially offset by the purchase of $29.9 million of investments, available-for-sale and the purchase of $6.5 million of property and equipment. Net cash of $44.0 million was used in financing activities, primarily for the repurchase of common stock of $30.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and dividends paid to stockholders of $27.4 million, partially offset by an increase to excess tax benefits associated with the delivery of restricted stock units of $13.4 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2009, we exceeded our minimum regulatory capital requirements by $11.6 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At September 30, 2009, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by $35.8 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of September 30, 2009. The following summarizes our contractual obligations as of September 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	2014 and after	Total
Operating leases	$1,880	$7,639	$7,286	$7,036	$7,236	$1,742	$32,819

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

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

Investments

Management determines the appropriate classification of our investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices with unrealized gains and losses reported as gain (loss) from marketable securities in our condensed consolidated statements of operations. Trading securities are attributable to the consolidation of our long-short global real estate funds. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment of a security position is other than temporary, the loss will be recognized in our condensed consolidated statement of operations.

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

Income Taxes

We record the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. We record a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods represents our best estimate of the effective tax rate expected to be applied to the full fiscal year.

Stock-based Compensation

We recognize compensation expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service. We also estimate forfeitures.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) amended previous guidance to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. The amended guidance was effective for the first quarter of our 2009 fiscal year. The adoption of this amended guidance did not have a material impact on our condensed consolidated financial statements; as we did not have redeemable noncontrolling interests prior to the adoption, no prior period condensed consolidated statement of changes in stockholders’ equity is presented.

In March 2008, the FASB amended previous guidance enhancing disclosure about derivative instruments and hedging activities. The amended guidance was effective for the first quarter of our 2009 fiscal year. The adoption of this amended guidance did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued new guidance which:

•	Required disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

•

Provided guidance to determine when the volume and level of transaction activity for assets or liabilities have significantly decreased and identify transactions that are not representative of an orderly market where quoted prices may not be determinative of fair value.

•	Amended guidance with respect to the other-than-temporary impairment evaluation model for debt securities.

The above new guidance was effective for the second quarter of our 2009 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued new guidance related to subsequent events. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance was effective for the second quarter of our 2009 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued new guidance related to consolidation of Variable Interest Entities (“VIEs”) which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The new guidance is effective for the first quarter of our 2010 fiscal year. We are currently evaluating the potential impact, if any, of this new guidance on our condensed consolidated financial statements.

In June 2009, the FASB issued the Codification and a new hierarchy of generally accepted accounting principles. The new guidance became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. As a result, all of the Codification’s content now carries the same level of authority, effectively superseding the hierarchy of generally accepted accounting principles previously issued. The new guidance was effective for the third quarter of our 2009 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments and securities owned. At September 30, 2009, we had approximately $31.1 million of securities owned and approximately $27.1 million of securities sold but not yet purchased, which were comprised primarily of domestic equities. As of September 30, 2009, we had approximately $42.5 million of investments, available-for-sale which were primarily comprised of approximately $16.9 million invested in our sponsored mutual funds, $15.4 million invested in perpetual preferred securities, $7.7 million invested in foreign and domestic common stocks and $2.4 million invested in fixed income instruments. During the nine months ended September 30, 2009, we recorded impairment losses of approximately $32.7 million from investments, primarily in preferred securities and in seed money investments in our sponsored mutual funds, $10.1 million of which related to securities that were sold during the nine months ended September 30, 2009.

In addition, a significant majority of our revenue—approximately 91% and 89% for the three months ended September 30, 2009 and 2008, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to such market factors as inflation, interest rate changes and economic downturn, may cause our revenue and income to decline by:

•	causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or

•

causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.

In addition, market conditions currently preclude us from launching new closed-end mutual funds. The market conditions for these offerings may continue to be unfavorable in the future, which will adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth. Further, depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain the funds’ target leverage ratios, thereby increasing or decreasing the assets we manage.

Item 4. Controls and Procedures

Management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of September 30, 2009 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2008 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2009	152	(1)	$18.38	—	—
August 1 through August 31, 2009	12,482	(1)	$19.21	—	—
September 1 through September 30, 2009	18,164	(1)	$20.70	—	—

Total	30,798		$20.09	—	—

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: November 9, 2009	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer