Form 10-K
period 2009-12-31
COHEN & STEERS INC
filed 2010-03-16
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $258 million. There is no non-voting common stock of the Registrant outstanding.

As of March 11, 2010, there were 42,555,660 shares of the Registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Cohen & Steers, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2010 annual meeting of stockholders scheduled to be held on May 7, 2010 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC.

i

PART I

Item 1. Business

OVERVIEW

Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, listed infrastructure and utilities, and preferred securities. CNS and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.” We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve individual and institutional investors through a broad range of investment vehicles.

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

At December 31, 2009, we managed $24.8 billion in assets—$6.3 billion in 14 open-end mutual funds, $5.5 billion in nine closed-end mutual funds and $13.0 billion in 111 institutional separate account portfolios for institutional investors.

The assets we manage increased 64% to $24.8 billion at December 31, 2009 from $15.1 billion at December 31, 2008. Changes in the assets we manage can come from two sources—inflows (or outflows) and market appreciation (or depreciation). The $9.7 billion increase in the assets we managed from 2008 to 2009 was the result of market appreciation of $5.7 billion and net inflows of $4.0 billion.

Account Types

We manage three types of accounts: open-end mutual funds, closed-end mutual funds and institutional separate accounts.

Open-End Mutual Funds. The 14 open-end mutual funds for which we are the investment advisor offer and issue new shares continuously as funds are invested and redeem shares when funds are withdrawn. The share price for purchases and redemptions of each of the open-end mutual funds is determined by each fund’s net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund’s assets less liabilities, divided by the fund’s total shares outstanding.

Investment advisory fees for the open-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund’s average assets under management. In the years ended December 31, 2009, 2008 and 2007, investment advisory and administrative fees from our open-end mutual funds totaled approximately $40.5 million, $63.4 million and $92.7 million, respectively, and accounted for 36%, 39% and 43%, respectively, of investment advisory and administrative fee revenue.

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

Investment advisory fees for the closed-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to seven of the nine closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund’s average assets under management. In the years ended December 31, 2009, 2008 and 2007, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $34.5 million, $61.9 million and $78.0 million, respectively, and accounted for 31%, 38% and 36%, respectively, of investment advisory and administrative fee revenue.

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

The table below describes each such closed-end mutual fund’s investment advisory fee charged in 2009 and what is scheduled to be charged, after giving effect to the amount of the fee that we have agreed to waive for each year (as a percentage of managed assets):

Year	Cohen & Steers Advantage Income Realty Fund, Inc. (through 12/31)*	Cohen & Steers Quality Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Premium Income Realty Fund, Inc. (through 8/31)*	Cohen & Steers REIT and Utility Income Fund, Inc. (through 1/31)**	Cohen & Steers Infrastructure Fund, Inc. (formerly Cohen & Steers Select Utility Fund, Inc.) (through 3/31)
2009	0.71%	0.71%	0.70%	0.70%	0.70%
2010	—	0.77%	—	—	0.75%
2011	—	0.83%	—	—	0.80%
2012	—	0.85%	—	—	0.85%

*   Merged into Cohen & Steers Quality Income Realty Fund, Inc. on December 18, 2009.

** Merged into Cohen & Steers Infrastructure Fund, Inc. on March 12, 2010.

Institutional Separate Accounts. The 111 institutional separate accounts for which we are the investment advisor represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional separate account in a manner tailored to the investment preferences of that individual client as defined within each client’s individual investment advisory agreement. Our investment advisory agreements with the institutional separate account clients are generally terminable upon 60 days notice. In the years ended December 31, 2009, 2008 and 2007, investment advisory fees from our institutional separate accounts totaled approximately $37.3 million, $38.5 million and $46.6 million, respectively, and accounted for 33%, 24% and 21%, respectively, of investment advisory and administrative fee revenue.

Sub-advisory assets, which may be sold to retail investors, are included in our institutional separate account assets. Sub-advisory assets represent accounts for which we have been named as a sub-advisor by the investment advisor to that account. As sub-advisor, we have responsibility for managing the portfolio’s investments, while the investment advisor oversees our performance as sub-advisor.

Portfolio Consulting and Other Services. As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfying the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2009, we provided such advisory consulting services to UITs with aggregate assets of $1.3 billion. These assets are not included in the assets we manage.

Additionally, we provide services in connection with unified managed accounts (“UMAs”). A UMA is an investment advisory service that offers diversified portfolios for investors with long-term investment horizons. As portfolio consultant on a number of UMAs, we construct portfolios of securities that fulfill the investment objective of the mandate and supply daily models. As of December 31, 2009 we provided such advisory consulting services to UMAs with aggregate assets of $447 million. These assets are not included in the assets we manage.

In addition, we maintain two proprietary indices, Cohen & Steers Realty Majors Index (RMP) and Cohen & Steers Global Realty Majors Index (GRM), which are the basis for the iShares Cohen & Steers Realty Majors Index Fund (ICF) sponsored by BlackRock Institutional Trust Company, N.A. and Cohen & Steers Global Realty Majors Fund (GRI) sponsored by ALPS Fund Services, Inc., respectively. We earn a licensing fee based on the funds’ assets for the use of our indices.

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

Our Distribution Network. Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisors and institutional investors. The open-end mutual funds for which we are the investment advisor are available for purchase with and without commissions through full service and discount broker/dealers and the significant networks serving financial advisors. We provide advisory and administration services to our open-end and closed-end mutual funds under the Cohen & Steers brand name.

Our institutional separate account relationships extend to institutions such as corporate and public pensions, endowments and foundations and insurance funds. Institutional separate account assets include investment sub-advisory portfolios managed for several mutual funds and variable annuity funds, with assets of approximately $8.1 billion as of December 31, 2009. These funds are sponsored by other financial institutions and are distributed in the United States, Canada, Europe, Australia and Japan.

Discontinued Operations

On December 5, 2008, the Company announced its plan to exit the investment banking business. Effective May 1, 2009, CSCM sold its membership interest in Cohen & Steers Capital Advisors, LLC (“Advisors”) to an entity controlled by the former managing directors of Advisors. The transaction did not have a material impact on our consolidated financial statements.

In conjunction with our exit of the investment banking business, the results from the investment banking activities, which have historically been reported as a separate business segment, Investment Banking, are reflected in discontinued operations in our consolidated financial statements.

Competition

We face substantial competition in every aspect of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service, and the continuity of client relationships. Fee competition also affects the business, as do compensation, administration, commissions and/or other expenses paid to intermediaries.

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

Regulation

Our business, and the securities business in general, is subject to extensive regulation in the United States at both the federal and state level, as well as by self regulatory organizations (each, a “SRO”). The U.S. Securities and Exchange Commission (“SEC”) is responsible for enforcing the U.S. federal securities laws and serves as a supervisory body for all federally registered investment advisors, as well as for national securities exchanges and associations.

CSCM is registered as an investment advisor with the SEC and is subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940 (the “Advisers Act”). Such requirements relate to, among other things, custody, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions. Moreover, in our capacity as an investment advisor to mutual funds, we are subject to the Investment Company Act and its rules and regulations. The Investment Company Act regulates the relationship between a mutual fund and its investment advisor and prohibits or severely restricts principal transactions and joint transactions between a mutual fund and its investment advisor and other affiliates. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with certain provisions of the Advisers Act, the Investment Company Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions and reputational damage.

Our trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States and globally. In addition, we manage a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to the rules of such exchanges. Violation of these laws and regulations could result in restrictions on our activities and in damage to our reputation. We manage a variety of private pools of capital, including hedge funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, the scope of anti-fraud protections and a variety of other matters. We may be adversely affected by new legislation or rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

Our subsidiary, Cohen & Steers Securities, LLC (“Securities”), is a broker/dealer. The regulation of broker/dealers has, to a large extent, been delegated by the federal securities laws to SROs, which adopt rules that govern the industry. The Financial Industry Regulatory Authority (“FINRA”) is the designated SRO for Securities and conducts periodic examinations of its operations. Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Our registered broker/dealer subsidiary is subject to certain net capital requirements under the Exchange Act. The net capital requirements, which specify minimum net capital levels for registered broker/dealers, are designed to measure the financial soundness and liquidity of broker/dealers. In addition, Securities is subject to regulation under the laws of the states and territories in which it is registered to conduct securities or investment advisory business.

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

Our subsidiaries, Cohen & Steers Asia Limited, Cohen & Steers UK Limited, and Cohen & Steers Europe S.A. are subject to the laws of Hong Kong, the United Kingdom and Belgium, respectively, and are regulated by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Services Authority, and the Belgium Banking, Finance and Insurance Commission, respectively. They each have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. Cohen & Steers Europe S.A. is also regulated by the Luxembourg Commission de Surveillance de Secteaur Financier. In addition, Cohen & Steers UK Limited and Cohen & Steers Europe S.A. must comply with certain pan-European regulations, including the Markets in Financial Instruments Directive which regulates the provision of investment services throughout the European Economic Area, and the Capital Requirements Directive, which delineates regulatory capital requirements.

In addition, public and private funds sponsored or managed in whole or in part by our subsidiaries are subject to regulation by the SEC and various other authorities depending on their country of domicile, type of fund, and method of marketing or distribution. Finally, our dealings in securities and other financial instruments on behalf of our funds and clients are subject to the rules and regulations of the financial markets in which those transactions occur.

The failure of our internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on us.

Additional legislation, changes in rules promulgated by the SEC, other international, federal and state regulatory authorities and SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect our method of operation and profitability. Our profitability could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other governmental agencies have been very active in investigating the investment advisory business and the mutual and private fund industries. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, the effect of which will further regulate these industries that could potentially restrict, modify or hamper our business activities or impose additional compliance obligations, and costs for fulfilling such obligations, on us.

Employees

As of December 31, 2009, we had 202 full-time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our Web site at www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our Web site the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC’s Web site at http://www.sec.gov.

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

A significant portion of our revenue is derived from the investment advisory and administration fees we receive from our clients. These fees are based on the market value of the assets underlying the agreements that govern the fee calculations. Accordingly, a decline in the price of the securities in which we invest on behalf of our clients generally, and real estate securities in particular, could cause our revenue and earnings to decline. For example, the unprecedented turmoil in the global capital markets and in the REIT industry in particular during 2008 extended to first quarter of 2009 had a significant material adverse effect on the value of the assets we manage and our earnings and revenue, causing our assets under management to decline. In addition, a continued decline in the market value of these assets could cause our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which could also negatively impact our revenue and earnings.

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

As of December 31, 2009, 43% of the assets we managed were concentrated in U.S. real estate common stocks and 28% were concentrated in non-U.S. real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of a real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities (such as that which occurred in the fourth quarter of 2008 and extended into the first quarter of 2009) could reduce the assets we manage and our revenue.

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

Market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end mutual funds. As of December 31, 2009, we raised $9.4 billion in closed-end mutual fund offerings of common and preferred shares since May 2001, none of which was raised in 2009. The market conditions for these offerings may continue to be unfavorable in the future, which will adversely impact our ability to grow the assets we manage and our revenue.

Certain of the closed-end funds managed by the Company utilized leverage in the form of auction market preferred securities (“AMPS”). These AMPS were issued by the funds to provide additional capital with the objective of increasing the net income available for the funds’ shareholders. Due to the disruption in the capital markets over the past two years, in 2008 and 2009 the funds redeemed all of the AMPS and replaced a portion of these AMPS with bank financing in the aggregate amount of $1.7 billion as of December 31, 2009.

To the extent the closed-end funds managed by the Company elect or are required by regulation or the terms of the bank financing to reduce leverage and repay the bank financing, the funds may need to liquidate investments, thereby decreasing the Company’s assets under management.

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

At December 31, 2009, our three largest separate account relationships, covering numerous strategies and accounts, represented approximately 13% of our total revenue in 2009. Approximately 45% of the separate account assets we managed and approximately 23% of the total assets we managed was derived from these three separate account relationships. Loss of, or significant withdrawal from, any of these separate accounts would reduce our revenue. We have, from time to time, lost separate accounts because of decisions by our clients to reallocate their assets to different asset classes or to move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.

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

Our business strategy involves diversifying our asset management business to include products and services outside the U.S. real estate securities area. This has entailed hiring additional portfolio managers in areas in which we do not have significant prior experience, including the global real estate long-short and multimanager strategies, as well as opening offices both within and outside the United States. In the future, it may entail acquiring other asset management firms.

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

Expansion into international markets and new products and services increases our operational, regulatory and other risks.

We have increased and expanded our product offerings and international business activities over the past several years, including the management of a global real estate long-short and multimanager strategies. As a result of such expansion, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such international expansion, could result in operational failures and regulatory fines or sanctions.

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

Our business is also subject to extensive regulation in the United States, including by the SEC and FINRA and internationally, including the Hong Kong Securities and Futures Commission, the United Kingdom Financial Services Authority, the Belgium Banking, Finance and Insurance Commission and the Luxembourg Commission de Surveillance de Secteaur Financier. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as an investment advisor or broker/dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us. These changes could have a substantial impact on the regulation and operation of mutual funds and could adversely affect the assets we manage and our revenue and net income.

Regulatory developments designed to increase the independence of mutual fund boards of directors may result in downward pressure on our fees and could result in mutual funds not renewing their investment advisory and administration agreements with us.

The SEC has adopted rules relating to the composition of mutual fund boards of directors and the practices of the independent directors who serve on those boards. The SEC has also adopted rules that require mutual fund shareholder reports to discuss, in reasonable detail, the material factors and conclusions that formed the basis for the approval by a mutual fund’s board of directors of any investment advisory agreement, including the fees payable under the agreement. The board of directors of each mutual fund for which we are the investment advisor, including at least a majority of the mutual fund’s independent directors, must determine both initially and, following the initial two year term, annually thereafter that the mutual fund’s investment advisory fee is reasonable in relation to, among other things, the performance of the mutual fund, the services provided by the investment advisor and the advisory fees charged to comparable mutual funds. These directors have a fiduciary duty to the mutual fund shareholders. If regulatory developments designed to increase the independence of mutual fund boards of directors result in reductions in the fees payable to other fund managers, this could in turn result in downward pressure on our fees. In addition, the continued receipt of mutual fund revenue by our asset management business is subject to the risk that our mutual fund boards of directors may determine not to renew investment advisory and administration agreements with us or that they may renew such agreements at lower fee rates than are then in effect.

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

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that have the effect of defraying certain of our expenses. If the ability of asset managers to use “soft dollars” were reduced or eliminated our operating expenses would potentially have increased by approximately $4.0 million in 2009. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated or significantly reduced.

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

We follow an established cash investment policy and set of objectives designed to preserve capital to meet operating cash needs, achieve our liquidity requirements, generate a market return given the policy’s guidelines and avoid inappropriate concentration and credit risk. Our cash, cash equivalents, and investments, available-for-sale portfolio as of December 31, 2009 consisted of bank deposits, corporate preferred and debt securities, seed investments in our mutual funds and auction market preferred securities (“AMPS”). Due to the adverse global economic conditions that have impacted the financial markets and our underlying investments, we have written down the values of certain of our investments, available-for-sale. In the year ended December 31, 2009, we recorded other-than-temporary impairment charges of $32.3 million (pre-tax) on our investments, available-for-sale which are included in gain (loss) from available-for-sale securities in our consolidated statements of operations.

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

Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 56% of our common stock as of March 11, 2010. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who directly or indirectly own, in the aggregate, 23,667,593 shares of our common stock as of March 11, 2010, may sell shares of our common stock, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.

In November 2009, a registration statement that covered resales of an aggregate of 12,000,000 shares owned by Messrs. Cohen and Steers and 10,000,000 primary shares which may be offered and sold by us, was declared effective by the SEC.

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

Item 3. Legal Proceedings

The Company, in the normal course of business, may be subject to various pending and threatened lawsuits in which claims for monetary damages may be asserted. Management, after consultation with legal counsel, does not at the present time anticipate that the ultimate aggregate liability, if any, arising out of any such lawsuits will have a material adverse effect on the Company’s financial position, although at the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on the Company’s results of operations in any future reporting period.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS.” As of March 11, 2010, there were 67 holders of record of our common stock. Common stockholders include institutional and omnibus accounts that hold common stock for numerous underlying investors. The closing sale price of our common stock on March 11, 2010 was $23.36 per share.

The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. On March 11, 2010, we declared a quarterly cash dividend on our common stock in the amount of $0.10 per share.

The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for our common stock:

Three Months Ended 2009	March 31	June 30	September 30	December 31
High price	$13.46	$17.93	$24.32	$25.86
Low price	$8.13	$10.66	$13.05	$18.61
Cash dividend declared per share	$0.05	$0.05	$0.05	$0.05

Three Months Ended 2008	March 31	June 30	September 30	December 31
High price	$30.05	$32.68	$33.50	$30.00
Low price	$21.01	$25.13	$17.42	$7.65
Cash dividend declared per share	$0.22	$0.22	$0.22	$0.10

During the three months ended December 31, 2009, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2009	22	$25.60	—	—
November 1 through November 30, 2009	340	$19.78	—	—
December 1 through December 31, 2009	—	$—	—	—

Total	362	$20.13	—	—

(1) Purchases made by us to satisfy income tax withholding obligations of certain employees.

During the fiscal year ended December 31, 2009, we did not sell any equity securities that were not registered under the Securities Act.

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

The 2007 results included a $5.8 million expense associated with a payment made in conjunction with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund.

The 2008 results included a $10.8 million expense associated with losses recorded on available-for-sale securities, $3.7 million of impairment charges associated primarily with previously acquired intangible assets and $1.9 million severance expense and other employee related costs.

The 2009 results include a $32.3 million expense resulting from the impairment of available-for-sale securities.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Years Ended December 31,
($ in thousands, except per share data)	2009		2008		2007		2006	2005
Consolidated Statement of Operations
Total revenue	$123,553		$185,830		$255,069		$172,714	$134,395
Total operating expenses	105,990		132,537	(4)	155,597	(2)	184,487 (1)	89,335

Operating income (loss)	17,563		53,293		99,472		(11,773)	45,060
Total non-operating (loss) income	(13,399	)(5)	(7,413	)(3)	10,009		6,858	6,017

Income (loss) before provision for income taxes and equity in earnings of affiliate	4,164		45,880		109,481		(4,915)	51,077
Provision (benefit) for income taxes	4,490		20,822		41,378		(1,511)	21,711
Equity in earnings of affiliate	—		—		—		1,541	922

(Loss) income from continuing operations	$(326)		$25,058		$68,103		$(1,863)	$30,288
(Loss) income from discontinued operations, net of tax	(10)		(6,997)		7,393		5,067	1,633

Net (loss) income	$(336)		$18,061		$75,496		$3,204	$31,921
Less: Net income attributable to redeemable noncontrolling interest	(1,374)		—		—		—	—

Net (loss) income attributable to common shareholders	$(1,710)		$18,061		$75,496		$3,204	$31,921

Earnings per share data—Basic
(Loss) income from continuing operations attributable to common shareholders	$(0.04)		$0.60		$1.63		$(0.05)	$0.76

(Loss) income from discontinued operations, net of tax, attributable to common shareholders	$(0.00)		$(0.17)		$0.18		$0.13	$0.04

Net (loss) income attributable to common shareholders	$(0.04)		$0.43		$1.80		$0.08	$0.80

Earnings per share data—Diluted
(Loss) income from continuing operations attributable to common shareholders	$(0.04)		$0.60		$1.60		$(0.05)	$0.75

(Loss) income from discontinued operations, net of tax, attributable to common shareholders	$(0.00)		$(0.17)		$0.17		$0.12	$0.04

Net (loss) income attributable to common shareholders	$(0.04)		$0.43		$1.77		$0.08	$0.79

Cash dividends declared per share	$0.20		$0.76		$0.80		$0.48	$0.42
Consolidated Statement of Financial Condition
Cash and cash equivalents	$153,002		$121,857		$136,971		$139,360	$39,092
Investments, available-for-sale	45,758		44,845		93,703		39,408	87,276
Total assets	328,711		286,122		332,245		285,146	198,548
Total liabilities	40,376		41,180		50,330		43,737	33,853
Total stockholders’ equity	284,869		244,942		281,915		241,409	164,695
Other Financial Data (unaudited) ($ in Millions)
Assets under management (AUM) by account type:
Open-end mutual funds	$6,285		$4,280		$8,900		$9,575	$5,591
Closed-end mutual funds	5,546		4,278		10,274		11,391	9,674
Institutional separate accounts	12,954		6,544		10,612		8,930	5,226

Total AUM	$24,785		$15,102		$29,786		$29,896	$20,491

(1) Includes $75.7 million expense associated with the termination of additional compensation agreements entered into in connection with common share offerings of certain closed-end mutual funds.

(2) Includes $5.8 million expense associated with a payment made in conjunction with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund.

(3) Includes $10.8 million expense associated with losses recorded on investments, available-for-sale.

(4) Includes $3.7 million of impairment charges associated primarily with previously acquired intangible assets and $1.9 million severance expense and other employee related costs.

(5) Includes $32.3 million expense resulting from the impairment of available-for-sale securities.

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

OVERVIEW

Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.”

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2009	2008	2007

OPEN-END MUTUAL FUNDS
Assets under management, beginning of year	$4,280	$8,900	$9,575

Inflows	2,112	2,665	5,837
Outflows	(1,595)	(3,860)	(4,713)

Net inflows (outflows)	517	(1,195)	1,124
Market appreciation (depreciation)	1,488	(3,425)	(1,799)

Total increase (decrease)	2,005	(4,620)	(675)

Assets under management, end of year	$6,285	$4,280	$8,900

Average assets under management for period	$4,527	$7,089	$10,559

CLOSED-END MUTUAL FUNDS
Assets under management, beginning of year	$4,278	$10,274	$11,391

Inflows	628	—	736
Outflows	(395)	(2,098)	—

Net inflows (outflows)	233	(2,098)	736
Market appreciation (depreciation)	1,035	(3,898)	(1,853)

Total increase (decrease)	1,268	(5,996)	(1,117)

Assets under management, end of year	$5,546	$4,278	$10,274

Average assets under management for period	$4,425	$8,534	$11,441

INSTITUTIONAL SEPARATE ACCOUNTS
Assets under management, beginning of year	$6,544	$10,612	$8,930

Inflows	4,516	2,016	5,698
Outflows	(1,306)	(2,075)	(2,154)

Net inflows (outflows)	3,210	(59)	3,544
Market appreciation (depreciation)	3,200	(4,009)	(1,862)

Total increase (decrease)	6,410	(4,068)	1,682

Assets under management, end of year	$12,954	$6,544	$10,612

Average assets under management for period	$8,491	$9,290	$10,752

TOTAL
Assets under management, beginning of year	$15,102	$29,786	$29,896

Inflows	7,256	4,681	12,271
Outflows	(3,296)	(8,033)	(6,867)

Net inflows (outflows)	3,960	(3,352)	5,404
Market appreciation (depreciation)	5,723	(11,332)	(5,514)

Total increase (decrease)	9,683	(14,684)	(110)

Assets under management, end of year	$24,785	$15,102	$29,786

Average assets under management for period	$17,443	$24,913	$32,752

Assets under management were $24.8 billion at December 31, 2009, a 64% increase from $15.1 billion at December 31, 2008. The increase in assets under management was due to market appreciation of approximately $5.7 billion and net inflows of $4.0 billion during the year ended December 31, 2009.

A significant majority of our revenue, approximately 91%, 88% and 85% in the years ended December 31, 2009, 2008 and 2007, respectively, is derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee generally applied to the average assets under management in the client’s portfolio.

Average assets under management were $17.4 billion in the year ended December 31, 2009, a 30% decrease from $24.9 billion in the year ended December 31, 2008. Given the recent market decline in general, and real estate securities specifically, the decrease in average assets under management was in line with the markets.

Open-end mutual funds

Open-end mutual fund assets under management were $6.3 billion at December 31, 2009, compared with $4.3 billion at December 31, 2008 and $8.9 billion at December 31, 2007. The increase in assets under management from December 31, 2008 was attributable to $1.5 billion of market appreciation and $517 million of net inflows. The decrease in assets under management during 2008 was attributable to $3.4 billion of market depreciation and $1.2 billion of net outflows. The decrease in assets under management during 2007 was attributable to $1.8 billion of market depreciation partially offset by net inflows of $1.1 billion.

Average assets under management were $4.5 billion in the year ended December 31, 2009, a decrease of 36% from $7.1 billion in the year ended December 31, 2008, and a decrease of 57% from $10.6 billion in the year ended December 31, 2007.

Net inflows for open-end mutual funds were $517 million in the year ended December 31, 2009, compared with net outflows of $1.2 billion in the year ended December 31, 2008 and net inflows of $1.1 billion in the year ended December 31, 2007. Gross inflows decreased to $2.1 billion in the year ended December 31, 2009 compared with $2.7 billion in the year ended December 31, 2008 and $5.8 billion in the year ended December 31, 2007. Gross outflows totaled $1.6 billion in the year ended December 31, 2009, compared with $3.9 billion in the year ended December 31, 2008 and $4.7 billion in the year ended December 31, 2007.

Market appreciation was $1.5 billion in the year ended December 31, 2009, compared with market depreciation of $3.4 billion in the year ended December 31, 2008 and market depreciation of $1.8 billion in the year ended December 31, 2007.

Closed-end mutual funds

Closed-end mutual fund assets under management were $5.5 billion at December 31, 2009 compared with $4.3 billion at December 31, 2008 and $10.3 billion at December 31, 2007. The increase in assets under management from December 31, 2008 was primarily attributable to market appreciation of $1.0 billion and $233 million of net inflows due to line of credit borrowings achieved through the funds’ credit facilities. The decrease in assets under management during 2008 was primarily attributable to market depreciation of $3.9 billion and the redemption of $2.1 billion of auction market preferred securities. The decrease in assets under management during 2007 was attributable to market depreciation of $1.9 billion partially offset by $736 million from offerings of common shares for a new fund and preferred shares for existing funds.

Average assets under management were $4.4 billion in the year ended December 31, 2009, a decrease of 48% from $8.5 billion in the year ended December 31, 2008, and a decrease of 61% from $11.4 billion in the year ended December 31, 2007.

On December 18, 2009, Cohen & Steers Advantage Income Realty Fund, Inc. and Cohen & Steers Premium Income Realty Fund, Inc. were merged into Cohen & Steers Quality Income Realty Fund, Inc. The merger did not affect our assets under management.

Closed-end mutual fund inflows from common and preferred stock offerings were $736 million in the year ended December 31, 2007. In July 2007, Cohen & Steers Global Income Builder, Inc. (“INB”) was launched, raising $534 million, including leverage. Also, Cohen & Steers REIT and Utility Income Fund, Cohen & Steers Infrastructure Fund, and Cohen & Steers Closed End Opportunity Fund, three existing closed-end mutual funds, raised $202 million of variable rate preferred shares in the year ended December 31, 2007.

Market appreciation was $1.0 billion in the year ended December 31, 2009, compared with market depreciation of $3.9 billion in the year ended December 31, 2008 and market depreciation of $1.9 billion in the year ended December 31, 2007.

Institutional separate accounts

Institutional separate account assets under management were $13.0 billion at December 31, 2009, compared with $6.5 billion at December 31, 2008 and $10.6 billion at December 31, 2007. The increase in assets under management from December 31, 2008 was attributable to $3.2 billion of market appreciation and $3.2 billion net inflows. The decrease in assets under management during 2008 was attributable to $4.0 billion of market depreciation and $59 million of net outflows. The increase in assets under management during 2007 was attributable to net inflows of $3.5 billion partially offset by market depreciation of $1.9 billion.

Average assets under management were $8.5 billion in the year ended December 31, 2009, a decrease of 9% from $9.3 billion in the year ended December 31, 2008, and a decrease of 21% from $10.8 billion in the year ended December 31, 2007.

Institutional separate accounts had net inflows of $3.2 billion in the year ended December 31, 2009, compared with net outflows of $59 million in the year ended December 31, 2008 and net inflows of $3.5 billion in the year ended December 31, 2007. Gross inflows were $4.5 billion in the year ended December 31, 2009 compared with $2.0 billion in the year ended December 31, 2008 and $5.7 billion in the year ended December 31, 2007. Gross outflows totaled $1.3 billion in the year ended December 31, 2009, compared with $2.1 billion in the year ended December 31, 2008 and $2.2 billion in the year ended December 31, 2007.

Market appreciation was $3.2 billion in the year ended December 31, 2009, compared with market depreciation of $4.0 billion in the year ended December 31, 2008 and market depreciation of $1.9 billion in the year ended December 31, 2007.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2009	2008	2007
Results from continuing operations
Total revenue	$123,553	$185,830	$255,069
Total expenses	(105,990)	(132,537)	(155,597)
Net non-operating (loss) income	(13,399)	(7,413)	10,009

Income from continuing operations before provision for income taxes	$4,164	$45,880	$109,481

Results from discontinued operations
Total revenue	$—	$1,181	$27,323
Total expenses	(21)	(13,417)	(16,502)
Net non-operating income	4	405	1,466

(Loss) income from discontinued operations before provision for income taxes	$(17)	$(11,831)	$12,287

Discontinued Operations

On December 5, 2008, the Company announced its plan to exit the investment banking business. Effective May 1, 2009, Cohen & Steers Capital Management, Inc. (“CSCM”) sold its membership interest in Cohen & Steers Capital Advisors, LLC (“Advisors”) to an entity controlled by the former managing directors of Advisors.

In conjunction with our decision to exit the investment banking business, the results of the investment banking activities, which had historically been reported as a separate business segment, Investment Banking, are reflected in discontinued operations in our consolidated financial statements.

2009 COMPARED WITH 2008

Results from Continuing Operations

Revenue

Revenue decreased 34% to $123.6 million in the year ended December 31, 2009 from $185.8 million in the year ended December 31, 2008. The decrease was primarily attributable to lower levels of average assets under management. Investment advisory and administration fees decreased 31% to $112.6 million in the year ended December 31, 2009, compared with $163.9 million in the year ended December 31, 2008.

In the year ended December 31, 2009, total investment advisory and administration revenue from open-end mutual funds decreased 36% to $40.5 million from $63.4 million in the year ended December 31, 2008. The decrease was primarily attributable to lower levels of average assets under management resulting from market depreciation and net outflows during the fourth quarter of 2008 and the first quarter of 2009.

In the year ended December 31, 2009, total investment advisory and administration revenue from closed-end mutual funds decreased 44% to $34.5 million from $61.9 million in the year ended December 31, 2008. The decrease in closed-end mutual fund revenue was attributable to lower levels of average assets under management resulting from market depreciation and the redemption of auction market preferred securities during the fourth quarter of 2008 and the first quarter of 2009.

In the year ended December 31, 2009, total investment advisory and administration revenue from institutional separate accounts decreased 3% to $37.3 million from $38.5 million in the year ended December 31, 2008. This decrease was attributable to lower levels of average assets under management in 2009.

Distribution and service fee revenue decreased 56% to $7.5 million in the year ended December 31, 2009 from $17.1 million in the year ended December 31, 2008. This decrease in distribution and service fee revenue was primarily due to lower levels of average assets under management in 2009.

Expenses

Total operating expenses decreased 20% to $106.0 million in the year ended December 31, 2009 from $132.5 million in the year ended December 31, 2008, primarily due to decreases in distribution and service fees of $9.5 million, restructuring and impairment charges of $5.6 million, employee compensation and benefits of $4.6 million, general and administrative expense of $3.9 million and amortization of deferred commission of $3.4 million.

Distribution and service fees decreased 39% to $14.7 million in the year ended December 31, 2009 from $24.1 million in the year ended December 31, 2008. This decrease was primarily due to lower levels of average assets under management in open-end load mutual funds for the 2009 period.

Restructuring and impairment was $5.6 million in the year ended December 31, 2008, which included severance expense of approximately $1.9 million and impairment charges associated primarily with previously acquired intangible assets of approximately $3.7 million.

Employee compensation and benefits decreased 7% to $58.0 million in the year ended December 31, 2009 from $62.5 million in the year ended December 31, 2008. This was primarily due to lower incentive based compensation of approximately $2.6 million and decreased salary and payroll taxes of approximately $1.9 million.

General and administrative decreased 12% to $28.4 million in the year ended December 31, 2009, from $32.2 million in the year ended December 31, 2008. This decrease was primarily attributable to lower travel and entertainment expense of approximately $1.8 million, lower professional fees of approximately $749,000 and lower office expense of approximately $706,000.

Amortization of deferred commissions decreased 81% to $789,000 in the year ended December 31, 2009 from $4.2 million in the year ended December 31, 2008. This decrease was primarily attributable to lower subscriptions in class C shares in our open-end load mutual funds for which commissions are capitalized and amortized.

Non-operating Income (loss)

Non-operating loss was $13.4 million in the year ended December 31, 2009, compared with non-operating loss of $7.4 million in the year ended December 31, 2008. The 2009 and 2008 results included previously disclosed impairment charges on available-for-sale securities of $32.3 million and $10.8 million, respectively. Excluding these items, non-operating income would have been $18.8 million and $3.3 million in the years ended December 31, 2009 and 2008, respectively. This increase was primarily attributable to increased gains from trading securities of $14.5 million attributable to the consolidation of our long short global real estate funds.

Income Taxes

We recorded an income tax expense of $4.5 million in the year ended December 31, 2009, compared with $20.8 million in the year ended December 31, 2008. The provision for income taxes in the year ended December 31, 2009 included the reversal of an approximate $3.2 million valuation allowance associated with available-for-sale securities recorded in 2008 and approximately $7.3 million related to non-deductible impairment charges recorded during the year ended December 31, 2009. The provision for income taxes in the year ended December 31, 2008 included the $3.2 million valuation allowance mentioned above and $2.1 million due to the non-deductibility of realized losses on sales of securities. The income tax expense in the year ended December 31, 2008 also included a $1.3 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The provision for income taxes in the years ended December 31, 2009 and 2008 include U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 21% and 37%, respectively, excluding the items mentioned above.

2008 COMPARED WITH 2007

Results from Continuing Operations

Revenue

Revenue decreased 27% to $185.8 million in the year ended December 31, 2008 from $255.1 million in the year ended December 31, 2007. The decrease was primarily attributable to lower levels of average assets under management. Investment advisory and administration fees decreased 25% to $163.9 million in the year ended December 31, 2008, compared with $217.4 million in the year ended December 31, 2007.

In the year ended December 31, 2008, total investment advisory and administration revenue from open-end mutual funds decreased 32% to $63.4 million from $92.7 million in the year ended December 31, 2007. The decrease was attributable to lower levels of average assets under management resulting from market depreciation and net outflows.

In the year ended December 31, 2008, total investment advisory and administration revenue from closed-end mutual funds decreased 21% to $61.9 million from $78.0 million in the year ended December 31, 2007. The decrease in closed-end mutual fund revenue was attributable to lower levels of average assets under management resulting from market depreciation and the redemption of auction market preferred securities during the fourth quarter of 2008.

In the year ended December 31, 2008, total investment advisory and administration revenue from institutional separate accounts decreased 17% to $38.5 million from $46.6 million in the year ended December 31, 2007. This decrease was primarily attributable to lower levels of assets under management resulting primarily from market depreciation.

Distribution and service fee revenue decreased 40% to $17.1 million in the year ended December 31, 2008 from $28.4 million in the year ended December 31, 2007. This decrease in distribution and service fee revenue was primarily due to lower levels of average assets under management in 2008.

Expenses

Total operating expenses decreased 15% to $132.5 million in the year ended December 31, 2008 from $155.6 million in the year ended December 31, 2007, primarily due to decreases in distribution and service fees of $16.3 million, amortization of deferred commission of $6.6 million, and employee compensation and benefits of $4.1 million, partially offset by restructuring and impairment of $5.6 million.

Distribution and service fees decreased 40% to $24.1 million in the year ended December 31, 2008 from $40.5 million in the year ended December 31, 2007. The 2007 expenses included a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. Excluding this payment, distribution and service fee expenses would have decreased 30% in the year ended December 31, 2008 from $34.6 million in the year ended December 31, 2007. This decrease in distribution and service fee expenses was primarily due to lower levels of average assets under management in 2008.

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

Income Taxes

We recorded an income tax expense of $20.8 million in the year ended December 31, 2008, compared with income tax expense of $41.4 million in the year ended December 31, 2007. The income tax expense in the year ended December 31, 2008 included a $3.2 million valuation allowance associated with available-for-sale securities and $2.1 million due to the non-deductibility of realized losses on sales of securities. The income tax expense in the year ended December 31, 2008 also included a $1.3 million expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. The provision for income taxes in the year ended December 31, 2008 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37%, excluding the items mentioned above. The provision for income taxes in the year ended December 31, 2007 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%.

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

Expenses

Total operating expenses decreased 19% to $13.4 million in the year ended December 31, 2008 from $16.5 million in the year ended December 31, 2007, primarily due to decreases in employee compensation and benefits of $1.2 million and depreciation and amortization of $1.7 million.

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

Income Taxes

We recorded an income tax benefit of $4.8 million in the year ended December 31, 2008, compared with income tax expense of $4.9 million in the year ended December 31, 2007. The benefit for income taxes in the year ended December 31, 2008 included U.S. federal, state and local taxes at an approximate effective tax rate of 41%. The provision for income taxes in the year ended December 31, 2007 included U.S. federal, state and local taxes at an approximate effective tax rate of 40%.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, investments, available-for-sale, and accounts receivable were 68% and 64% of total assets as of December 31, 2009 and 2008, respectively. Included in the investments, available-for-sale were $5.1 million of auction rate preferred securities and $2.6 million of corporation debt securities which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) at December 31, 2009. See Note 4 to the consolidated financial statements relating to investments.

Net cash provided by operating activities decreased to $22.1 million in the year ended December 31, 2009 from $35.2 million in the year ended December 31, 2008 and decreased from $116.8 million in the year ended December 31, 2007. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

Net cash provided by investing activities was $10.3 million in the year ended December 31, 2009 compared with net cash provided by investing activities of $1.7 million in the year ended December 31, 2008 and net cash used in investing activities of $72.4 million in the year ended December 31, 2007. In 2009, net cash provided by investing activities was primarily comprised of $45.6 million of proceeds from sale and maturities of investments, available-for-sale, partially offset by $32.8 million of purchase of investments, available-for-sale and $2.5 million of purchases of property and equipment. In 2008, net cash provided by investing activities was primarily comprised of $45.1 million of proceeds from sale and maturities of investments, available-for-sale, partially offset by $35.4 million of purchases of investments, available-for-sale and $8.0 million of purchases of property and equipment. In 2007, net cash used in investing activities was primarily comprised of $83.5 million of purchases of investments, available-for-sale and $5.3 million of purchases of property and equipment, partially offset by $15.3 million of proceeds from sale and maturities of investments.

Net cash used in financing activities was $1.7 million in the year ended December 31, 2009 compared with net cash used in financing activities of $52.1 million in the year ended December 31, 2008 and net cash used in financing activities of $47.4 million in the year ended December 31, 2007. In 2009, net cash used in financing activities was primarily comprised of $8.5 million for the payment of dividends to stockholders, a reduction to previously recorded excess tax benefits associated with the delivery of restricted stock units of $3.4 million, and $2.3 million for the repurchase of common stock, partially offset by proceeds from redeemable noncontrolling interest of $11.8 million. In 2008, net cash used in financing activities was primarily comprised of $32.0 million for the repurchase of common stock and $31.6 million for the payment of dividends to stockholders, partially offset by $10.8 million of excess tax benefits associated with delivery of restricted stock awards. In 2007, net cash used in financing activities was primarily comprised of $38.7 million for the payment of dividends to stockholders and $38.3 million for the repurchase of common stock, partially offset by $28.7 million of excess tax benefits associated with delivery of restricted stock awards.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At December 31, 2009, we exceeded our aggregate minimum regulatory capital requirements by approximately $11.4 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At December 31, 2009, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $38.5 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital leases obligations as of December 31, 2009. The following summarizes our contractual obligations as of December 31, 2009 (in thousands):

Contractual Obligations	Payments Due by December 31,
	2010	2011	2012	2013	2014	2015 and after	Total
Operating leases	$7,646	$7,290	$7,040	$7,241	$1,007	$746	$30,970

We had $4.9 million, $5.7 million and $5.5 million of total gross unrecognized tax benefits as of December 31, 2009, 2008 and 2007, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.5 million, $3.4 million and $3.5 million (net of the federal benefit on state issues) as of December 31, 2009, 2008 and 2007, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2009 and 2008, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.9 million and $0.6 million, respectively. See Note 13 to the consolidated financial statements for additional disclosures related to income taxes.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Management considers the following accounting policies critical to an informed review of our consolidated financial statements. For a summary of these and additional accounting policies, see Note 2 to the consolidated financial statements.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our fair value committee, with unrealized gains and losses reported as gain (loss) from trading securities reported in our consolidated statement of operations. Trading securities are attributable to the consolidation of our investment in the onshore global real estate long-short fund. Investments classified as an equity investment represent our equity interest in our offshore global real estate long-short fund using the equity method of accounting, under which the investor recognizes its respective share of the investee’s net income for the period. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment of a security position is other than temporary, the loss will be recognized in our consolidated statement of operations.

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

Income Taxes

We record the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. We record a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance as an amendment to fair value measurements and disclosures. The new guidance adds requirements for disclosure about transfers into and out of level 1 and level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques in level 2 and level 3 fair value measurements. This new guidance is effective for the first quarter of our 2010 fiscal year. The adoption of this new guidance will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”) and a new hierarchy of generally accepted accounting principles. The new guidance became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. As a result, all of the Codification’s content now carries the same level of authority, effectively superseding the hierarchy of generally accepted accounting principles previously issued. The new guidance was effective for the third quarter of our 2009 fiscal year. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance related to consolidation of Variable Interest Entities (“VIEs”) which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance is effective for the first quarter of our 2010 fiscal year. In February 2010, the FASB issued new guidance as an amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance is not expected to have a material impact on our consolidated financial statements because we meet the criteria under the deferral afforded by the amendment.

In May 2009, the FASB issued new guidance related to subsequent events. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new guidance was effective for the second quarter of our 2009 fiscal year. In February 2010, the FASB issued new guidance as an amendment to disclosure requirements for subsequent events. The amendment removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in an entity’s financial statements. The new guidance was effective for the fourth quarter of our 2009 fiscal year. The adoption of this new guidance did not have an impact on our consolidated financial statements.

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

The above new guidance was effective for the second quarter of our 2009 fiscal year. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued guidance to clarify the application of fair value measurements in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided is consistent with our approach to valuing financial assets for which there are no active markets.

In March 2008, the FASB amended previous guidance enhancing disclosure about derivative instruments and hedging activities. This guidance was effective for the first quarter of our 2009 fiscal year. The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB amended previous guidance to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. The amended guidance was effective for the first quarter of our 2009 fiscal year. The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments and securities owned. At December 31, 2009, we had approximately $17.6 million of securities owned and approximately $16.1 million of securities sold but not yet purchased, which were comprised primarily of domestic equities. At December 31, 2009, we had approximately $10.8 million of an equity investment, which represented our equity interest in our offshore global real estate long-short fund. As of December 31, 2009, we had approximately $45.8 million of investments, available-for-sale which were comprised of approximately $22.0 million invested in our sponsored mutual funds, $15.5 million invested in perpetual preferred securities, $5.7 million invested in foreign and domestic common stocks and $2.6 million invested in fixed income instruments. During the year ended December 31, 2009, we recorded an impairment loss of approximately $32.3 million from investments, available-for-sale, primarily from preferred securities and seed money investments in our sponsored mutual funds, $12.3 million of which related to securities that were sold during the year ended December 31, 2009.

A significant majority of our revenue—approximately 91%, 88% and 85% in the years ended December 31, 2009, 2008 and 2007, respectively—is derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to such market factors as inflation, interest changes and economic downturn, may cause our revenue and income to decline by:

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

As of December 31, 2009, 43% and 28% of the assets we managed were concentrated in U.S. real estate common stocks and global real estate common stocks, respectively. An increase in interest rates or prolonged economic downturn could have a negative impact on the valuation of REITs and other securities in our clients’

portfolios, which could reduce our revenue. In addition, an increase in interest rates or prolonged economic downturn could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

Item 9A. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.

Based on that evaluation, our co-chief executive officers and our chief financial officer have concluded that our disclosure controls and procedures as of December 31, 2009 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
		Included herein at pages F-1 through F-27.
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

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(5)
10.11	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)
10.12	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto).
31.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—Certification of the co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Description
32.1	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—Certification of the co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

March 16, 2010

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

Signature	Title	Date

/S/ MARTIN COHEN Martin Cohen	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 16, 2010

/S/ ROBERT H. STEERS Robert H. Steers	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 16, 2010

/S/ RICHARD E. BRUCE Richard E. Bruce	Director	March 16, 2010

/S/ PETER L. RHEIN Peter L. Rhein	Director	March 16, 2010

/S/ RICHARD P. SIMON Richard P. Simon	Director	March 16, 2010

/S/ EDMOND D. VILLANI Edmond D. Villani	Director	March 16, 2010

/S/ MATTHEW S. STADLER Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 16, 2010

/S/ BERNARD M. DOUCETTE Bernard M. Doucette	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010

TABLE OF CONTENTS

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

New York, New York

March 16, 2010

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$153,002	$121,857
Securities owned	17,621	19,070
Equity investment	10,842	—
Investments, available-for-sale	45,758	44,845
Accounts receivable	23,324	17,373
Due from broker	28,234	15,755
Income tax receivable	777	12,470
Property and equipment—net	14,866	16,420
Deferred commissions—net	523	772
Goodwill	21,196	20,783
Intangible assets—net	2,057	2,146
Deferred income tax asset—net	6,649	9,704
Other assets	3,862	4,927

Total assets	$328,711	$286,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$12,009	$15,529
Securities sold but not yet purchased	16,118	10,676
Deferred rent	2,656	2,947
Other liabilities and accrued expenses	9,593	12,028

Total liabilities	40,376	41,180

Commitments and contingencies
Redeemable noncontrolling interest	3,466	—

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 44,834,012 and 44,181,042 shares issued and outstanding at December 31, 2009 and 2008, respectively	448	442
Additional paid-in capital	357,886	347,088
(Accumulated deficit) retained earnings	(5,382)	4,981
Accumulated other comprehensive income (loss), net of tax	11,119	(30,620)
Less: Treasury stock, at cost, 2,594,982 and 2,422,139 shares at December 31, 2009 and 2008, respectively	(79,202)	(76,949)

Total stockholders’ equity	284,869	244,942

Total liabilities and stockholders’ equity	$328,711	$286,122

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007
Revenue:
Investment advisory and administration fees	$112,566	$163,870	$217,370
Distribution and service fees	7,545	17,055	28,402
Portfolio consulting and other	3,442	4,905	9,297

Total revenue	123,553	185,830	255,069

Expenses:
Employee compensation and benefits	57,962	62,549	66,677
Restructuring and impairment	—	5,586	—
Distribution and service fees	14,668	24,119	40,460
General and administrative	28,350	32,242	32,566
Depreciation and amortization	4,221	3,885	5,165
Amortization, deferred commissions	789	4,156	10,729

Total expenses	105,990	132,537	155,597

Operating income	17,563	53,293	99,472

Non-operating income (expense):
Interest and dividend income—net	1,870	5,910	7,782
Gain (loss) from trading securities—net	14,055	(492)	—
(Loss) gain from available-for-sale securities—net	(30,245)	(13,476)	1,784
Other	921	645	443

Total non-operating (loss) income	(13,399)	(7,413)	10,009

Income from continuing operations before provision for income taxes	4,164	45,880	109,481
Provision for income taxes	4,490	20,822	41,378

(Loss) income from continuing operations	(326)	25,058	68,103
(Loss) income from discontinued operations, net of tax	(10)	(6,997)	7,393

Net (loss) income	(336)	18,061	75,496
Less: Net income attributable to redeemable noncontrolling interest	(1,374)	—	—

Net (loss) income attributable to common shareholders	$(1,710)	$18,061	$75,496

Earnings per share—Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.04)	$0.60	$1.63

(Loss) income from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.17)	$0.18

Net (loss) income attributable to common shareholders	$(0.04)	$0.43	$1.80

Earnings per share—Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.04)	$0.60	$1.60

(Loss) income from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.17)	$0.17

Net (loss) income attributable to common shareholders	$(0.04)	$0.43	$1.77

Weighted average shares outstanding:
Basic	42,339	41,864	41,869

Diluted	42,339	42,094	42,655

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

	Years Ended December 31, 2009, 2008 and 2007
(in thousands)	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Stockholder’s Equity	Redeemable Noncontrolling Interest
Beginning balance, January 1, 2007	$388	$265,326	$(22,053)	$4,376	$(6,628)	$241,409	$—
Dividends	—	—	(33,876)	—	—	(33,876)	—
Issuance of common stock	23	1,210	—	—	—	1,233	—
Tax benefits associated with restricted stock units	—	29,537	—	—	—	29,537	—
Repurchase of common stock	—	—	—	—	(38,313)	(38,313)	—
Issuance of restricted stock units	—	3,170	—	—	—	3,170	—
Amortization of restricted stock units—net	—	11,622	—	—	—	11,622	—
Forfeitures of vested restricted stock units	—	(406)	—	—	—	(406)	—
Net income	—	—	75,496	—	—	75,496	—
Other comprehensive loss, net of taxes	—	—	—	(7,957)	—	(7,957)	—

Ending balance, December 31, 2007	411	310,459	19,567	(3,581)	(44,941)	281,915	—

Dividends	—	—	(32,647)	—	—	(32,647)	—
Issuance of common stock	31	914	—	—	—	945	—
Tax benefits associated with restricted stock units	—	11,189	—	—	—	11,189	—
Repurchase of common stock	—	—	—	—	(32,008)	(32,008)	—
Issuance of restricted stock units	—	3,114	—	—	—	3,114	—
Amortization of restricted stock units—net	—	21,552	—	—	—	21,552	—
Forfeitures of vested restricted stock units	—	(140)	—	—	—	(140)	—
Net income	—	—	18,061	—	—	18,061	—
Other comprehensive loss, net of taxes	—	—	—	(27,039)	—	(27,039)	—

Ending balance, December 31, 2008	442	347,088	4,981	(30,620)	(76,949)	244,942	—

Dividends	—	—	(8,653)	—	—	(8,653)	—
Issuance of common stock	6	625	—	—	—	631	—
Reduction of tax benefit associated with restricted stock units	—	(3,312)	—	—	—	(3,312)	—
Repurchase of common stock	—	—	—	—	(2,253)	(2,253)	—
Issuance of restricted stock units	—	642	—	—	—	642	—
Amortization of restricted stock units—net	—	12,896	—	—	—	12,896	—
Forfeitures of vested restricted stock units	—	(53)	—	—	—	(53)	—
Net (loss) income	—	—	(1,710)	—	—	(1,710)	1,374
Other comprehensive income, net of taxes	—	—	—	41,739	—	41,739	—
Proceeds from redeemable noncontrolling interest	—	—	—	—	—	—	11,847
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(9,755)

Ending balance, December 31, 2009	$448	$357,886	$(5,382)	$11,119	$(79,202)	$284,869	$3,466

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(336)	$18,061	$75,496
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	13,010	21,694	11,808
Amortization, deferred commissions	789	4,156	10,729
Depreciation and amortization	4,221	4,027	6,990
Impairment	—	3,732	—
Equity in net income of affiliate	(340)	—	—
Deferred rent	(291)	(422)	1,596
(Gain) loss from securities owned	(14,055)	492	—
Loss (gain) from investments, available-for-sale	30,245	13,475	(1,784)
Loss from sale of property and equipment	—	—	2
Deferred income taxes	(283)	10,431	3,325
Foreign currency loss (gain)	186	(403)	(103)
Changes in operating assets and liabilities:
Accounts receivable	(6,137)	13,142	1,602
Due from broker	(30,411)	(15,755)	—
Deferred commissions	(540)	(1,052)	(8,582)
Income tax receivable / payable	11,915	(13,048)	5,737
Securities owned	865	(19,562)	—
Other assets	1,010	(123)	(3,063)
Accrued compensation	(3,411)	(14,195)	9,178
Securities sold but not yet purchased	17,546	10,676	—
Other liabilities and accrued expenses	(1,842)	(149)	3,865

Net cash provided by operating activities	22,141	35,177	116,796

Cash flows from investing activities:
Purchases of investments, available-for-sale	(32,802)	(35,427)	(83,528)
Proceeds from sale and maturities of investments, available-for-sale	45,583	45,106	15,310
Purchases of property and equipment	(2,486)	(8,031)	(5,330)
Proceeds from sale of property and equipment	—	6	1,175

Net cash provided by (used in) investing activities	10,295	1,654	(72,373)

Cash flows from financing activities:
Issuance of common stock	542	803	1,048
(Reduction of) increase to excess tax benefits associated with restricted stock units	(3,386)	10,761	28,705
Dividends to stockholders	(8,472)	(31,592)	(38,727)
Repurchase of common stock	(2,253)	(32,008)	(38,313)
Proceeds from redeemable noncontrolling interest	11,847	—	—
Payment of capital lease obligations	(27)	(45)	(79)

Net cash used in financing activities	(1,749)	(52,081)	(47,366)

Net increase (decrease) in cash and cash equivalents	30,687	(15,250)	(2,943)
Effect of exchange rate changes	458	136	554
Cash and cash equivalents, beginning of the year	121,857	136,971	139,360

Cash and cash equivalents, end of the year	$153,002	$121,857	$136,971

See notes to consolidated financial statements

Supplemental disclosures of cash flow information:

For the years ended December 31, 2009 and 2008, cash paid for interest was approximately $632,000 and $105,000, respectively. For the year ended December 31, 2007, there was no cash paid for interest.

For the year ended December 31, 2009, the Company received cash tax refunds, net of taxes paid, of approximately $3,858,000. For the years ended December 31, 2008 and 2007, cash paid for taxes, net of refunds, totaled approximately $7,701,000 and $8,046,000, respectively.

Supplemental disclosures of non-cash operating, investing and financing activities:

In connection with its stock incentive plan, the Company issued for the years ended December 31, 2009, 2008 and 2007, fully vested restricted stock units in the amount of approximately $462,000, $2,059,000 and $2,542,000, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company issued unvested restricted stock units in the amount of approximately $4,784,000, $31,376,000 and $26,091,000, respectively. For the years ended December 31, 2009, 2008 and 2007, forfeitures of restricted stock units totaled approximately $2,730,000, $3,340,000 and $2,511,000, respectively. In addition, for the years ended December 31, 2009, 2008 and 2007, the Company issued restricted stock unit dividend equivalents in the amount of approximately $181,000, $1,055,000 and $630,000, respectively.

On December 24, 2008, the Company issued shares of its common stock with an aggregate grant date value of approximately $9,455,000 in connection with its exit from the investment banking business.

On December 1, 2009, the Company deconsolidated the assets and liabilities of the offshore global long-short fund resulting in a non-cash reclassification of $10,502,000 to equity investment representing the Company’s proportionate share of the fund.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Cohen & Steers, Inc. (“CNS”) was organized as a Delaware corporation on March 17, 2004. CNS was formed to be the holding company for Cohen & Steers Capital Management, Inc. (“CSCM”), a New York corporation, and to allow for the issuance of common stock to the public.

The consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s significant wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”), Cohen & Steers Asia Limited, Cohen & Steers UK Limited and Cohen & Steers Europe S.A. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. The Company manages income-oriented equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, listed infrastructure and utilities, and preferred securities. The Company also manages alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds and individuals. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.

On December 5, 2008, the Company announced its plan to exit the investment banking business. Effective May 1, 2009, CSCM sold its membership interest in Cohen & Steers Capital Advisors, LLC (“Advisors”) to an entity controlled by the former managing directors of Advisors. The transaction did not have a material impact on the Company’s consolidated financial statements.

2. Summary of Significant Accounting Policies

Accounting Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. The amounts related to these reclassifications are not material to the Company’s consolidated financial statements.

Except as otherwise indicated, the notes to the consolidated financial statements do not include amounts from the Company’s discontinued investment banking business.

Consolidation—The Company consolidates operating entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company also consolidates any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company provides for non-controlling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis. See Note 4 for further discussion.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Due from Broker—The Company conducts business with brokers for certain of its investment activities. The clearing and custody operations for these investment activities are performed pursuant to agreements with prime brokers. The due from broker balance represents cash balances at brokers and net receivables and payables for unsettled security transactions. The Company is subject to credit risk to the extent any broker with which the Company conducts business is unable to deliver cash balances or securities, or clear transactions on their behalf. The Company monitors the financial condition of the brokers with which it conducts business and believes the likelihood of loss under the aforementioned circumstances is remote.

Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s fair value committee, with unrealized gains and losses reported as gain (loss) from trading securities reported in the Company’s consolidated statement of operations. Trading securities are attributable to the consolidation of the Company’s investment in its onshore global real estate long-short fund. Investments classified as an equity investment represents the Company’s equity interest in its offshore global real estate long-short fund using the equity method of accounting, under which the investor recognizes its respective share of the investee’s net income for the period. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s consolidated statement of operations.

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

Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party minority voting interests in the Company’s onshore global real estate long-short fund. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closed-end mutual funds, based on the average assets under management of such funds. This revenue is recognized as such fees are earned.

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the third quarter of 2007, the Company made a $5.8 million payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. This payment was reflected as an expense in distribution and service fees on the accompanying consolidated statement of operations for the year ended December 31, 2007.

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

Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses are translated at average exchange rates during the period. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in accumulated other comprehensive income (loss), net of tax, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the consolidated statements of operations.

Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of stockholders’ equity and redeemable noncontrolling interest. Comprehensive income includes net income (loss), unrealized gains and losses on investments classified as available-for-sale (net of tax) and foreign currency translation adjustments (net of tax).

Recently Issued Accounting Pronouncements— In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance as an amendment to fair value measurements and disclosures. The new guidance adds requirements for disclosure about transfers into and out of level 1 and level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques in level 2 and level 3 fair value measurements. This new guidance is effective for the Company’s first quarter of 2010. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”) and a new hierarchy of generally accepted accounting principles. The new guidance became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. As a result, all of the Codification’s content now carries the same level of authority, effectively superseding the hierarchy of generally accepted accounting principles previously issued. The new guidance was effective for the Company’s third quarter of 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance related to consolidation of VIEs which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance is effective for the Company’s first quarter of 2010. In February 2010, the FASB issued new guidance as an

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance is not expected to have a material impact on the Company’s consolidated financial statements because the Company meets the criteria under the deferral afforded by the amendment.

In May 2009, the FASB issued new guidance related to subsequent events. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new guidance was effective for the Company’s second quarter of 2009. In February 2010, the FASB issued new guidance as an amendment to disclosure requirements for subsequent events. The amendment removes the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose the date through which subsequent events have been evaluated in an entity’s financial statements. The new guidance was effective for the Company’s fourth quarter of 2009. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

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

The above new guidance was effective for the Company’s second quarter of 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued guidance to clarify the application of fair value measurements in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided is consistent with the Company’s approach to valuing financial assets for which there are no active markets.

In March 2008, the FASB amended previous guidance enhancing disclosure about derivative instruments and hedging activities. This guidance was effective for the Company’s first quarter of 2009. The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended previous guidance to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. The amended guidance was effective for the Company’s first quarter of 2009. The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.

3. Goodwill and Other Intangible Assets

On December 18, 2006, the Company acquired Cohen & Steers Europe S.A., a Belgium-based global real estate securities manager. Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets as a result of this acquisition.

During 2007, the Company finalized the purchase price valuation and allocation associated with its acquisition of Cohen & Steers Europe S.A.

During 2008, the Company recorded impairment charges of approximately $3,507,000 associated with the finite lived and indefinite lived intangible assets related to management contracts for open-end mutual funds and institutional separate accounts, respectively, acquired with the purchase of Cohen & Steers Europe S.A. The charges represent the excess of the carrying amount over the fair value calculated based on the estimated discounted future cash flows, which were reduced as a result of the decline in the net asset value of the corresponding portfolios managed by the Company caused by market depreciation in the underlying securities. These charges are included in restructuring and impairment in the consolidated statement of operations for the year ended December 31, 2008.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in the Company’s goodwill and intangible assets resulting from the acquisition of Cohen & Steers Europe S.A. during the years ended December 31, 2009 and 2008 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2008	$21,450	$3,470	$2,500
Impairment	—	(2,257)	(1,250)
Currency revaluation	(667)	—	—
Amortization during 2008	—	(317)	—

Balance at December 31, 2008	$20,783	$896	$1,250
Currency revaluation	413	—	—
Amortization during 2009	—	(89)	—

Balance at December 31, 2009	$21,196	$807	$1,250

The following is a summary of the intangible assets at December 31, 2009 and 2008 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2009
Amortized intangible assets:
Client relationships	108	$1,543	$(736)	$807
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(736)	$2,057

2008
Amortized intangible assets:
Non-compete agreements	—	$15,400	$(15,400)	$—
Client relationships	120	1,543	(647)	896
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$18,193	$(16,047)	$2,146

Amortization expense related to the intangible assets was approximately $90,000, $687,000 and $4,757,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense
2010	$90
2011	90
2012	90
2013	90
2014	90
Thereafter	357

Total	$807

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments

Equity investment

The offshore global real estate long-short fund (the “Offshore Fund”) launched by the Company in 2008 is structured as a partnership in which the Company is the investment manager and general partner, receiving a management fee and a performance fee. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. At December 31, 2009, the Company had a $10,842,000 equity investment. The fund is a VIE and from January 1, 2009 through November 30, 2009 and the Company was the primary beneficiary of the Offshore Fund, therefore the assets, liabilities and results of operations of the fund were included in the Company’s consolidated financial statements. At December 31, 2009, the Company was not the primary beneficiary of the Offshore Fund as the Company no longer had a controlling financial interest. The Company’s risk with respect to its investment in the Offshore Fund is limited to its equity ownership and any uncollected management fees.

The Company accounts for its investment in the Offshore Fund using the equity method of accounting, under which the equity investment is adjusted to recognize the Company’s respective share of the investee’s net income for the period. For the year ended December 31, 2009, the Company recognized approximately $340,000 income under this method which is included in other non-operating income in the consolidated statements of operations.

Trading

During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). At December 31, 2009, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities of the Onshore Fund have been included in the Company’s consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees are charged. As a result of consolidating the Onshore Fund, the Company recorded approximately $17,621,000 and $13,416,000 of securities owned as of December 31, 2009 and 2008, respectively, and approximately $16,118,000 and $7,547,000 of securities sold but not yet purchased as of December 31, 2009 and 2008, respectively, which were comprised primarily of equities. The Company recorded unrealized gain of approximately $2,217,000 for the year ended December 31, 2009 and unrealized loss of approximately $746,000 for the year ended December 31, 2008.

The Company recognizes all derivatives as either assets or liabilities measured at fair value. The Company periodically uses currency forwards to manage its exposure to market and currency risk and does not hold currency forwards for speculative or trading purposes. These currency forwards are not designated as hedges and changes in fair values of these derivatives are included in gain (loss) from trading securities-net in the consolidated statements of operations. For the years ended December 31, 2009 and 2008, the effect of derivative transactions was not material to the Company’s consolidated statements of operations.

Available-for-sale

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale at December 31, 2009 and 2008 (in thousands):

December 31, 2009
		Gross Unrealized
	Cost	Gains	Losses < 12 months	Losses > 12 months	Fair Value
Perpetual preferred securities	$11,648	$3,813	$—	$—	$15,461
Common stocks	5,204	636	(150)	—	5,690
Fixed income	1,446	1,179	—	—	2,625
Company-sponsored mutual funds	18,598	3,384	—	—	21,982

Total investments, available-for-sale	$36,896	$9,012	$(150)	$—	$45,758

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2009, the Company recorded an impairment loss, which is included in the (loss) gain from available-for-sale securities-net in the consolidated statements of operations, of approximately $32,278,000 from investments primarily from preferred securities and seed money investments in Company-sponsored mutual funds, $12,304,000 of which related to securities that were sold during the year ended December 31, 2009.

Unrealized losses on investments, available-for-sale as of December 31, 2009 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other-than-temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of December 31, 2009, the Company determined that it had the ability and intent to hold these investments until a recovery of fair value, which for fixed income securities may mean until maturity. Accordingly, impairment of these investments is considered temporary.

Sales proceeds, gross realized gains and losses from investments, available-for-sale for the years ended December 31, 2009, 2008 and 2007 are summarized below (in thousands):

	Investments, available-for-sale Years Ended December 31,
	2009	2008	2007
Proceeds from sales and maturities	$45,583	$45,106	$15,310
Gross realized gains	$3,510	$704	$2,658
Gross realized losses	$(13,781)	$(13,905)	$(874)

Fair Value

The Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value.

ASC 820 specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. The following table presents fair value measurements as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$118,780	$—	$—	$118,780

Securities owned	$16,908	$113	$600	$17,621

Investments, available-for-sale
Perpetual preferred securities	$10,356	$5,105	—	$15,461
Common stocks	5,690	—	—	5,690
Fixed income	—	2,625	—	2,625
Company-sponsored mutual funds	21,982	—	—	21,982

Total investments, available-for-sale	$38,028	$7,730	$—	$45,758

Securities sold but not yet purchased	$(16,098)	$(20)	$—	$(16,118)

* Cash equivalents were comprised of investments in treasury money market funds.

The investments classified as level 2 in the above table were comprised primarily of auction rate preferred securities and corporate debt securities.

The following table summarizes the changes in carrying value associated with level 3 investments carried at fair value (in thousands):

2009
Balance at beginning of period	$—
Purchases	600
Realized gains (losses)	—
Unrealized gains (losses)	—

Balance at end of period	$600

The investments classified as level 3 were comprised of investments in non-public entities. Since the fair value of these investments was based on unobservable inputs as determined by the Company’s fair value committee, the investments are included in level 3 of the valuation hierarchy. The Company did not recognize any gains or losses on level 3 investments for the year ended December 31, 2009.

5. Property and Equipment

The following is a summary of property and equipment at December 31, 2009 and 2008 (in thousands):

	2009	2008
Equipment	$8,643	$8,032
Furniture and fixtures	3,445	3,416
Software	3,810	2,541
Leasehold improvements	11,578	10,902

Subtotal	27,476	24,891
Less: Accumulated depreciation and amortization	(12,610)	(8,471)

Property and equipment, net	$14,866	$16,420

Depreciation and amortization expense related to property and equipment was $4,131,000, $3,337,000 and $2,229,000 for the years ended December 2009, 2008 and 2007, respectively.

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

For the year ended December 31, 2009, due to the Company’s net loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the year ended December 31, 2009, the Company would have added 194,000 of common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. Anti-dilutive common stock equivalents of 428,000 shares were excluded from the computation for the year ended December 31, 2008. There were no anti-dilutive common stock equivalents excluded from the computation for the year ended December 31, 2007.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
(Loss) income from continuing operations	$(326)	$25,058	$68,103
(Loss) income from discontinued operations, net of tax	(10)	(6,997)	7,393

Net (loss) income	(336)	18,061	75,496
Less: Net income attributable to redeemable noncontrolling interest	(1,374)	—	—

Net (loss) income attributable to common shareholders	$(1,710)	$18,061	$75,496

Basic weighted average shares outstanding	42,339	41,864	41,869
Dilutive potential shares from restricted stock awards	—	230	786

Dilutive weighted average shares outstanding	42,339	42,094	42,655

Earnings per share—Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.04)	$0.60	$1.63

(Loss) income from discontinued operations, net of tax, attributable to common shareholders	(0.00)	(0.17)	0.18

Net (loss) income attributable to common shareholders	$(0.04)	$0.43	$1.80

Earnings per share—Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.04)	$0.60	$1.60

(Loss) income from discontinued operations, net of tax, attributable to common shareholders	(0.00)	(0.17)	0.17

Net (loss) income attributable to common shareholders	$(0.04)	$0.43	$1.77

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation

2004 STOCK INCENTIVE PLAN

The Amended and Restated Cohen & Steers 2004 Stock Incentive Plan (the “SIP”) provides for the issuance of RSUs, stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 14.0 million shares of common stock may be granted under the SIP. At December 31, 2009, RSUs with respect to approximately 8.5 million shares of common stock were issued.

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

The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. At December 31, 2009, vested RSUs with respect to approximately 38,000 shares of common stock are outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $300,000, $300,000, and $234,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table sets forth activity relating to the Company’s granted awards of vested RSUs under the SIP for awards to the independent directors (share data in thousands):

	Year Ended December 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	23	$29.37
Granted	22	$13.79
Delivered	(7)	$24.12

Balance at December 31, 2009	38	$21.32

Unvested Restricted Stock Unit Grants

The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Dividends are not paid to the holders of unvested RSUs. At December 31, 2009, RSUs with respect to approximately 637,000 shares of common stock are outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $5,088,000, $6,077,000 and $6,662,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table sets forth activity relating to the Company’s granted awards under the above mentioned plans (share data in thousands):

	Year Ended December 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	648	$28.26
Granted	244	$11.77
Delivered	(207)	$26.14
Forfeited	(48)	$28.25

Balance at December 31, 2009	637	$22.64

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2009, approximately 791,000 and 141,000 RSUs under the Mandatory Plan and Voluntary Plan, respectively, including matching and dividend equivalents, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Plan, the Company recorded a non-cash stock-based compensation expense, including amortization on the matching component, of approximately $464,000, $510,000, and $1,796,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Plan, including the matching component, was approximately $7,538,000, $7,883,000 and $3,496,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table sets forth activity relating to the Company’s incentive bonus plans, including Company match and dividend equivalents (share data in thousands):

	Year Ended December 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	1,178	$30.42
Granted	204	$11.05
Delivered	(397)	$27.92
Forfeited	(53)	$27.52

Balance at December 31, 2009	932	$27.41

EMPLOYEE STOCK PURCHASE PLAN

Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 500,000. For the years ended December 31, 2009, 2008 and 2007, approximately 42,000, 42,000 and 31,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2009, 2008 and 2007, the Company recorded a non-cash stock-based compensation expense of approximately $95,000, $120,000 and $162,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, (2) issuance of all of the shares reserved for issuance under the ESPP, or (3) the tenth anniversary of the effective date of the ESPP.

8. 401(k) and Profit-Sharing Plan

The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2009, 2008 and 2007.

Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company’s contributions to the Plan. Forfeitures for the years ended December 31, 2009, 2008 and 2007 totaled approximately $43,000, $53,000 and $19,000, respectively.

Matching contributions, net of forfeitures, to the Plan totaled approximately $812,000, $1,021,000 and $743,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

9. Comprehensive Income

Total comprehensive income includes net (loss) income and other comprehensive income (loss), net of tax. The components of comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
(Loss) income from continuing operations	$(326)	$25,058	$68,103
(Loss) income from discontinued operations, net of tax	(10)	(6,997)	7,393

Net (loss) income	(336)	18,061	75,496
Less: Net income attributable to redeemable noncontrolling interest	(1,374)	—	—

Net (loss) income attributable to common shareholders	(1,710)	18,061	75,496
Foreign currency translation adjustment	994	(841)	1,955
Net unrealized gain (loss) from investments, available-for-sale, net of tax	10,500	(18,183)	(10,972)
Reclassification of realized loss (gain) on investments, available-for-sale, net of tax	30,245	(8,015)	1,060

Total comprehensive income (loss) attributable to common shareholders	$40,029	$(8,978)	$67,539

10. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Investment advisory and administration fees	$74,963	$125,331	$170,763
Distribution and service fees	7,545	17,055	28,402

	$82,508	$142,386	$199,165

For the years ended December 31, 2009, 2008 and 2007, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $4,165,000, $11,686,000 and $18,789,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective funds’ inception date. The board of directors of these mutual funds must approve the renewal of the advisory

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of December 31, 2009, such scheduled reductions in advisory fee waivers were effective for five funds.

Sales proceeds, gross realized gains, and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the years ended December 31, 2009, 2008 and 2007 are summarized below (in thousands):

	Company-Sponsored Mutual Funds Years Ended December 31,
	2009	2008	2007
Proceeds from sales and maturities	$—	$796	$7,583
Gross realized gains	$—	$205	$2,487
Dividend income	$554	$255	$362

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the years ended December 31, 2009, 2008 and 2007, expenses of approximately $5,147,000, $5,318,000 and $4,179,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

The Company receives, in certain instances, reimbursements associated with the launch of its open-end and closed-end mutual funds. These reimbursements, which are included in general and administrative expenses, totaled approximately $776,000 for the year ended December 31, 2007.

Included in accounts receivable at December 31, 2009 and 2008 are receivables due from Company-sponsored mutual funds of approximately $9,087,000 and $6,083,000, respectively.

11. Regulatory Requirements

Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2009, Securities had net capital of approximately $11,525,000, which exceeded its requirements by approximately $11,417,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of December 31, 2009, the Foreign Regulated Entities had aggregate minimum regulatory capital requirements of approximately $1,364,000 and the Foreign Regulated Entities exceeded those requirements by approximately $38,497,000.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments

The Company leases office space under noncancelable operating leases expiring at various dates through August 2016. The Company subleases some of its office space to a third party under a noncancelable operating lease expiring January 30, 2014. The aggregate minimum future payments under the leases and subleases are as follows (in thousands):

Years Ended December 31,	Gross Rent Obligations	Sublease Income	Net Rent Obligations
2010	$7,646	$(969)	$6,677
2011	7,290	(819)	6,471
2012	7,040	(846)	6,194
2013	7,241	(901)	6,340
2014	1,007	(75)	932
Thereafter	746	—	746

	$30,970	$(3,610)	$27,360

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $7,005,000, $6,752,000 and $5,309,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Sublease rental income received for the years ended December 31, 2009, 2008 and 2007 was approximately $962,000, $837,000 and $1,100,000, respectively.

13. Income Taxes

The provision for income taxes for the years ended December 31, 2009, 2008 and 2007 includes U.S. federal, state, local and foreign taxes. Included in the tax provision for the year ended December 31, 2009 were the reversal of an approximate $3,194,000 valuation allowance associated with available-for-sale securities recorded in 2008 and approximately $7,287,000 related to non-deductible impairment charges recorded during the year ended December 31, 2009. Excluding the items mentioned above, the approximate effective tax rate for the year ended December 31, 2009 was 21%. Included in the tax provision for the year ended December 31, 2008 was a $2,062,000 loss of tax benefit associated with losses recorded on available-for-sale securities, primarily from investments in Federal National Mortgage Association preferred securities, the $3,194,000 valuation allowance mentioned above and a $1,346,000 expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. Excluding the items mentioned above, the approximate effective tax rate for the year ended December 31, 2008 was 37%. The effective tax rate for the year ended December 31, 2007 was approximately 38%.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $28,510,000 as of December 31, 2009. The determination of the additional deferred taxes that have not been provided is not practicable.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income from continuing operations before provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Years Ended December 31,
	2009(1)	2008(1)	2007(1)
(Loss) income from continuing operations before provision for income taxes—U.S.	$(1,976)	$33,696	$89,680
Income from continuing operations before provision for income taxes—Foreign	6,140	12,184	19,801

Income from continuing operations before provision for income taxes	$4,164	$45,880	$109,481

Current:
U.S. federal	$2,739	$7,268	$28,576
State and local	421	1,163	4,572
Non-U.S.	1,613	2,418	4,636

	4,773	10,849	37,784

Deferred taxes:
U.S. federal	(239)	8,595	3,203
State and local	(37)	1,381	512
Non-U.S.	(7)	(3)	(121)

	(283)	9,973	3,594

Provision for income taxes	$4,490	$20,822	$41,378

(1) See Note 15 for tax benefit or provision related to discontinued operations.

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

Significant components of the Company’s net deferred income tax asset at December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Deferred income tax assets—net:
Unrealized losses on investments	$3,906	$13,830
Stock-based compensation	6,064	7,575
Non-deductible realized losses on sales of securities	1,521	3,472
NOL carry forward(1)	—	1,833
Other	585	296

Subtotal	12,076	27,006
Less: valuation allowance	(5,427)	(17,302)

Deferred income tax asset—net	$6,649	$9,704

(1) Federal NOL carry forward expires in 2029.

At December 31, 2009, the Company had approximately $4,874,000 of total gross unrecognized tax benefits. Of this total, approximately $2,514,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company expects to reduce its unrecognized tax benefits by $1,152,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2007 (adoption date)	$1,731
Addition for tax positions of current year	951
Addition for tax positions of prior years	2,808

Gross unrecognized tax benefits balance at December 31, 2007	$5,490

Addition for tax positions of current year	1,408
Addition for tax positions of prior years	492
Reduction of tax positions from prior years	(1,706)

Gross unrecognized tax benefits balance at December 31, 2008	$5,684

Addition for tax positions of current year	122
Addition for tax positions of prior years	88
Reduction of tax positions from prior years	(1,020)

Gross unrecognized tax benefits balance at December 31, 2009	$4,874

The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2009 and 2008, the Company had accrued approximately $875,000 and $598,000, respectively, in potential interest associated with uncertain tax positions.

The tax years 2004 through 2009 remain open to examination by various taxing jurisdictions.

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	5.4%	5.6%	5.6%
Revaluation of deferred tax assets related to unrealized loss on investments, available-for-sale	—	7.0%	—
Non-deductibility of losses on securities	128.9%	4.5%	—
Reserve adjustments	9.6%	—	—
Adjustment from estimated provision to actual return	—	(1.2)%	—
Foreign operations tax differential	(15.2)%	(5.3)%	(3.8)%
Other	(2.8)%	(0.2)%	1.0%

Effective income tax rate	160.9%	45.4%	37.8%

14. Concentration of Credit Risk

The Company’s cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following affiliated funds and third party institutional separate account relationship provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2009		2008		2007
Cohen & Steers International Realty Fund:
Investment advisory and administration fees	$—	*	$25,162		$37,271
Percent of total revenue	—	*	14%		15%
Cohen & Steers Realty Shares, Inc.:
Investment advisory and administration fees	$13,374		—	*	$26,729
Percent of total revenue	11%		—	*	10%
One Institutional Separate Account Relationship:
Investment advisory and administration fees	$13,259		—	*	—	*
Percent of total revenue	11%		—	*	—	*

* Less than 10 percent of total revenue of the Company.

15. Discontinued Operations

On December 5, 2008, the Company announced its plan to exit the investment banking business. Effective May 1, 2009, CSCM sold its membership interest in Advisors to an entity controlled by the former managing directors of Advisors. In accordance with accounting guidance related to the impairment or disposal of long-life assets, the after-tax results of operations of Advisors are reflected as (loss) income from discontinued operations on the Company’s consolidated statements of operations.

In conjunction with the Company’s decision to exit the investment banking business, the results from the investment banking activities, which had historically been reported as a separate business segment, Investment Banking, are reflected in discontinued operations in the Company’s consolidated financial statements. The 2008 results included a pre-tax charge of approximately $7.7 million due to severance and other employee related costs. Total tax benefit for the years ended December 31, 2009 and 2008 were approximately $7,000 and $4.8 million, respectively. Total tax provision for the year ended December 31, 2007 was approximately $4.9 million.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data for 2009 and 2008. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management’s Discussion and Analysis of Financial Results of Operations” included herein (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total

2009
Revenue	$23,500	$26,355	$33,827	$39,871	$123,553
Operating income	137	423	5,815	11,188	17,563
(Loss) income from continuing operations	(14,389)	(5,911)	7,962	12,012	(326)
Loss from discontinued operations, net of tax	(5)	(5)	—	—	(10)
Net (loss) income attributable to common shareholders	(14,479)	(6,421)	7,545	11,645	(1,710)
Earnings per share—Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.34)	$(0.15)	$0.18	$0.27	$(0.04)
Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.00)	$—	$—	$(0.00)
Net (loss) income attributable to common shareholders	$(0.34)	$(0.15)	$0.18	$0.27	$(0.04)
Earnings per share—Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.34)	$(0.15)	$0.18	$0.27	$(0.04)
Loss from discontinued operations, net of tax, attributable to common shareholders	$(0.00)	$(0.00)	$—	$—	$(0.00)
Net (loss) income attributable to common shareholders	$(0.34)	$(0.15)	$0.18	$0.27	$(0.04)
Weighted-average shares outstanding:
Basic	42,198	42,360	42,396	42,400	42,339
Diluted	42,198	42,360	42,633	42,737	42,339

2008
Revenue	$53,587	$54,410	$48,937	$28,896	$185,830
Operating income (loss)	20,137	21,292	14,004	(2,140)	53,293
Income (loss) from continuing operations	13,853	14,038	(754)	(2,079)	25,058
Loss from discontinued operations, net of tax	(853)	(458)	(806)	(4,880)	(6,997)
Net income (loss)	13,000	13,580	(1,560)	(6,959)	18,061
Earnings per share—Basic:
Income (loss) from continuing operations	$0.33	$0.34	$(0.02)	$(0.05)	$0.60
Loss from discontinued operations, net of tax	$(0.02)	$(0.01)	$(0.02)	$(0.12)	$(0.17)
Net income (loss)	$0.31	$0.32	$(0.04)	$(0.17)	$0.43
Earnings per share—Diluted:
Income (loss) from continuing operations	$0.33	$0.33	$(0.02)	$(0.05)	$0.60
Loss from discontinued operations, net of tax	$(0.02)	$(0.01)	$(0.02)	$(0.12)	$(0.17)
Net income (loss)	$0.31	$0.32	$(0.04)	$(0.17)	$0.43
Weighted-average shares outstanding:
Basic	41,903	41,850	41,889	41,813	41,864
Diluted	42,134	42,037	41,889	41,813	42,094

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Subsequent Event

On March 11, 2010, CNS declared a quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend will be payable on April 16, 2010 to stockholders of record at the close of business on March 31, 2010.

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