Form 10-Q
period 2010-03-31
COHEN & STEERS INC
filed 2010-05-10
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 6, 2010 was 42,584,920.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Three Months Ended March 31, 2010	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

Part II.	Other Information

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Signature		26

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2009, which is accessible on the Securities and Exchange Commission’s Web site at www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$152,745	$153,002
Securities owned	—	17,621
Equity investments	37,542	10,842
Investments, available-for-sale	46,242	45,758
Accounts receivable	29,436	23,324
Due from broker	—	28,234
Income tax receivable	—	777
Property and equipment—net	14,092	14,866
Deferred commissions—net	562	523
Goodwill	20,441	21,196
Intangible assets—net	2,035	2,057
Deferred income tax asset—net	2,745	6,649
Other assets	3,121	3,862

Total assets	$308,961	$328,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$3,767	$12,009
Dividends payable	4,262	—
Securities sold but not yet purchased	—	16,118
Income tax payable	1,639	77
Deferred rent	2,560	2,656
Other liabilities and accrued expenses	8,696	9,516

Total liabilities	20,924	40,376

Commitments and contingencies
Redeemable noncontrolling interest	—	3,466

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 45,317,584 and 44,834,012 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	453	448
Additional paid-in capital	360,458	357,886
Accumulated deficit	(832)	(5,382)
Accumulated other comprehensive income, net of tax	10,071	11,119
Less: Treasury stock, at cost, 2,734,870 and 2,594,982 shares at March 31, 2010 and December 31, 2009, respectively	(82,113)	(79,202)

Total stockholders’ equity	288,037	284,869

Total liabilities and stockholders’ equity	$308,961	$328,711

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue:
Investment advisory and administration fees	$38,092	$21,073
Distribution and service fees	2,164	1,607
Portfolio consulting and other	1,088	820

Total revenue	41,344	23,500

Expenses:
Employee compensation and benefits	16,124	12,175
Distribution and service fees	4,310	3,070
General and administrative	7,137	6,832
Depreciation and amortization	1,154	1,020
Amortization, deferred commissions	190	266

Total expenses	28,915	23,363

Operating income	12,429	137

Non-operating income:
Interest and dividend income—net	195	666
Gain from trading securities—net	189	2,082
Gain (loss) from available-for-sale securities—net	198	(18,833)
Equity in earnings of affiliates	541	—
Other	(88)	(251)

Total non-operating income (loss)	1,035	(16,336)

Income (loss) before provision for income taxes	13,464	(16,199)
Provision (benefit) for income taxes	4,574	(1,805)

Net income (loss)	8,890	(14,394)
Less: Net income attributable to redeemable noncontrolling interest	(10)	(85)

Net income (loss) attributable to common shareholders	$8,880	$(14,479)

Earnings (loss) per share attributable to common shareholders
Basic	$0.21	$(0.34)

Diluted	$0.21	$(0.34)

Weighted average shares outstanding:
Basic	42,600	42,198

Diluted	42,937	42,198

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST (Unaudited)

Three Months Ended March 31, 2010

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Beginning balance, January 1, 2010	$448	$357,886	$(5,382)	$11,119	$(79,202)	$284,869	$3,466
Dividends	—	—	(4,330)	—	—	(4,330)	—
Issuance of common stock	5	166	—	—	—	171	—
Reduction of tax benefit associated with restricted stock units	—	(1,527)	—	—	—	(1,527)	—
Repurchase of common stock	—	—	—	—	(2,911)	(2,911)	—
Issuance of restricted stock units	—	315	—	—	—	315	—
Amortization of restricted stock units—net	—	3,646	—	—	—	3,646	—
Forfeitures of vested restricted stock units	—	(28)	—	—	—	(28)	—
Net income	—	—	8,880	—	—	8,880	10
Other comprehensive loss, net of taxes	—	—	—	(1,048)	—	(1,048)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(3,476)

Ending balance, March 31, 2010	$453	$360,458	$(832)	$10,071	$(82,113)	$288,037	$—

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$8,890	$(14,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation expense	3,671	3,270
Amortization, deferred commissions	190	266
Depreciation and amortization	1,154	1,020
Deferred rent	(96)	(80)
Gain from trading securities	(189)	(2,082)
Equity in earnings of affiliates	(541)	—
(Gain) loss from available-for-sale securities	(198)	18,833
Deferred income taxes	3,893	1,850
Foreign currency loss (gain)	117	(123)
Changes in operating assets and liabilities:
Accounts receivable	(6,229)	322
Due from broker	2,487	(3,115)
Deferred commissions	(229)	(52)
Income tax receivable	777	3,053
Securities owned	(1,164)	3,995
Other assets	693	1,341
Accrued compensation	(8,097)	(14,269)
Securities sold but not yet purchased	(1,171)	(3,057)
Income tax payable	1,599	—
Other liabilities and accrued expenses	(558)	(3,207)

Net cash provided by (used in) operating activities	4,999	(6,429)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(4,393)	(5,871)
Proceeds from sales of investments, available-for-sale	4,774	8,545
Purchases of property and equipment	(406)	(923)

Net cash (used in) provided by investing activities	(25)	1,751

Cash flows from financing activities:
Reduction of excess tax benefits associated with restricted stock units	(1,554)	(3,174)
Issuance of common stock	150	226
Repurchase of common stock	(2,911)	(1,417)
Proceeds from redeemable noncontrolling interest	—	2,050

Net cash used in financing activities	(4,315)	(2,315)

Net increase (decrease) in cash and cash equivalents	659	(6,993)
Effect of exchange rate changes	(916)	(921)
Cash and cash equivalents, beginning of the period	153,002	121,857

Cash and cash equivalents, end of the period	$152,745	$113,943

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the three months ended March 31, 2010 and 2009, cash paid for interest was approximately $23,000 and $128,000, respectively.

For the three months ended March 31, 2010 and 2009, the Company received cash tax refunds, net of taxes paid, of approximately $139,000 and $3,508,000, respectively.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the three months ended March 31, 2010 and 2009, the Company issued fully vested restricted stock units in the amount of $248,000 and $237,000, respectively. For the three months ended March 31, 2010 and 2009, the Company issued unvested restricted stock units in the amount of $20,146,000 and $4,124,000, respectively. For the three months ended March 31, 2010 and 2009, forfeitures of restricted stock units totaled $321,000 and $305,000, respectively. In addition, for the three months ended March 31, 2010 and 2009, the Company issued restricted stock unit dividend equivalents in the amount of $68,000 and $46,000, respectively.

On February 1, 2010, the Company deconsolidated the assets and liabilities of the onshore global long-short fund resulting in a non-cash reclassification of $26,159,000 to equity investments representing the Company’s proportionate share of the fund.

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

2. Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Accounting Estimates—The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

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

Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s fair value committee, with unrealized gains and losses reported as gain from trading securities reported in the Company’s condensed consolidated statements of operations. Trading securities are attributable to the consolidation of the Company’s investment in its onshore and offshore global real estate long-short funds. Investments classified as equity investments represent the Company’s equity interest in its onshore and offshore global real estate long-short funds using the equity method of accounting, under which the investor recognizes its respective share of the investee’s net income for the period. The carrying amounts of these investments approximate their fair value. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s condensed consolidated statement of operations.

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

Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year.

Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statements of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in accumulated other comprehensive income, net of tax, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements— In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance as an amendment to fair value measurements and disclosures. The new guidance adds new requirements for disclosure about transfers into and out of level 1 and level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques in level 2 and level 3 fair value measurements. This new guidance was effective for the Company’s first quarter of 2010. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2009, the FASB issued new guidance measuring fair value of certain alternative investments. This new guidance creates a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. This new guidance also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. This new guidance was effective for the Company’s first quarter of 2010. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new guidance related to consolidation of VIEs which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

was effective for the Company’s first quarter of 2010. In February 2010, the FASB issued new guidance as an amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance did not have a material impact on the Company’s condensed consolidated financial statements because the Company meets the criteria under the deferral afforded by the amendment.

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2010 and December 31, 2009, goodwill was approximately $20,441,000 and $21,196,000, respectively. The Company’s goodwill decreased by $755,000 in the three months ended March 31, 2010 as a result of foreign currency revaluation.

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2010 and December 31, 2009 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
March 31, 2010:
Amortized intangible assets:
Client relationships	105	$1,543	$(758)	$785
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(758)	$2,035

December 31, 2009:
Amortized intangible assets:
Client relationships	108	$1,543	$(736)	$807
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(736)	$2,057

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both three months ended March 31, 2010 and 2009, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2010	$68
2011	90
2012	90
2013	90
2014	90
Thereafter	357

Total	$785

4. Investments

Equity investments

The offshore global real estate long-short fund (the “Offshore Fund”) launched by the Company in 2008 is structured as a partnership in which the Company is the investment manager and general partner, receiving a management fee and a performance fee. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. At March 31, 2010 and December 31, 2009, the Company had an $11,035,000 and $10,842,000 equity investment in the Offshore Fund, respectively. The fund is a VIE and from January 1, 2009 through November 30, 2009 the Company was the primary beneficiary of the Offshore Fund. Therefore the assets, liabilities and results of operations of the Offshore Fund were included in the Company’s condensed consolidated financial statements. At December 31, 2009, the Company was no longer the primary beneficiary of the Offshore Fund as the Company did not have a controlling financial interest. As the general partner of the Offshore Fund, the Company has significant influence over the financial decisions of the Offshore Fund and therefore accounts for its investment in the Offshore Fund using the equity method of accounting. The Company’s risk with respect to its investment in the Offshore Fund is limited to its equity ownership and any uncollected management fees.

During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). Until January 31, 2010, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities of the Onshore Fund had been included in the Company’s condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest as of December 31, 2009. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees were charged. As a result of consolidating the Onshore Fund, the Company recorded approximately $17,621,000 of securities owned and approximately $16,118,000 of securities sold but not yet purchased as of December 31, 2009, which were comprised primarily of equities. Beginning February 1, 2010, the Company accounted for its investment in the Onshore Fund using the equity method of accounting as the Company no longer had a controlling financial interest. As the general partner of the Onshore Fund, the Company has significant influence over the financial decisions of the Onshore Fund and therefore accounts for its investment in the Onshore Fund using the equity method of accounting. At March 31, 2010, the Company had a $26,507,000 equity investment in the Onshore Fund.

The Company recorded gain from trading securities of approximately $189,000 and $2,082,000 from the consolidation of the Onshore Fund and the Offshore Fund for the three months ended March 31, 2010 and 2009, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the three months ended March 31, 2010, the Company recognized approximately $541,000 income under the equity method of accounting, which is included in equity in earnings of affiliates in the condensed consolidated statements of operations.

Available-for-sale

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Gross Unrealized Losses > 12 months	Fair Value
Perpetual preferred securities	$11,510	$3,454	$—	$—	$14,964
Common stocks	5,165	491	(28)	—	5,628
Corporate debt	1,446	1,475	—	—	2,921
Company-sponsored mutual funds	18,596	4,133	—	—	22,729

Total investments, available-for-sale	$36,717	$9,553	$(28)	$—	$46,242

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Gross Unrealized Losses > 12 months	Fair Value
Perpetual preferred securities	$11,648	$3,813	$—	$—	$15,461
Common stocks	5,204	636	(150)	—	5,690
Corporate debt	1,446	1,179	—	—	2,625
Company-sponsored mutual funds	18,598	3,384	—	—	21,982

Total investments, available-for-sale	$36,896	$9,012	$(150)	$—	$45,758

Unrealized losses on investments, available-for-sale as of March 31, 2010 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other-than-temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of March 31, 2010, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value, which for fixed income securities may mean until maturity. Accordingly, impairment of these investments is considered temporary.

Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three months ended March 31, 2010 and 2009 are summarized below (in thousands):

	Investments, Available-for-Sale
	Three Months Ended March 31,
	2010	2009
Proceeds from sales	$4,774	$8,545
Gross realized gains	545	222
Gross realized losses	(209)	(6,163)

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

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. The following table presents fair value measurements as of March 31, 2010 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$115,053	$—	$115,053

Equity investments	$—	$37,542	$37,542

Investments, available-for-sale
Perpetual preferred securities of financial institutions	$9,997	$4,967	$14,964
Common stocks	5,628	—	5,628
Corporate debt	—	2,921	2,921
Company-sponsored mutual funds	22,729	—	22,729

Total investments, available-for-sale	$38,354	$7,888	$46,242

*	Cash equivalents were comprised of investments in treasury money market funds.

Investments, available-for-sale classified as level 2 in the above table were comprised primarily of auction rate preferred securities and corporate debt securities, which were measured at fair value based on the quoted prices for identical or similar instruments in markets that are not active.

Equity investments classified as level 2 in the above table represent the fair value measurement of equity investments in the Onshore Fund and the Offshore Fund, which makes long and short investments in real estate securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem the funds monthly at net asset value per share with prior written notice of 30 days and no significant restrictions to redemption.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the changes in carrying value associated with Level 3 investments carried at fair value (in thousands):

Three Months Ended March 31, 2010
Balance at beginning of period	$600
Purchases, sales, issuances and settlements	—
Realized gains (losses)	—
Unrealized gains (losses)	—
Reclassification to equity investments due to de-consolidation	(600)

Balance at end of period	$—

5. Earnings Per Share

Basic earnings per share are calculated by dividing net income attributable to common shareholders by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income attributable to common shareholders by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method.

Anti-dilutive common stock equivalents of 74,000 shares were excluded from the computation for the three months ended March 31, 2010. For the three months ended March 31, 2009, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the three months ended March 31, 2009, the Company would have added 47,000 common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$8,890	$(14,394)
Less: Net income attributable to redeemable noncontrolling interest	(10)	(85)

Net income (loss) attributable to common shareholders	$8,880	$(14,479)

Basic weighted average shares outstanding	42,600	42,198
Dilutive potential shares from restricted stock units	337	—

Diluted weighted average shares outstanding	42,937	42,198

Basic earnings (loss) per share attributable to common shareholders	$0.21	$(0.34)

Diluted earnings (loss) per share attributable to common shareholders	$0.21	$(0.34)

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2010 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 34%. The effective tax rate for the three months ended March 31, 2009 was approximately 11%. The effective tax rate for the first quarter 2009 was reduced by a valuation allowance established related to an other-than-temporary impairment charge taken during the quarter. The Company expects the tax rate for the full year 2010 to approximate 34%, excluding discrete items.

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

7. Comprehensive Income

Total comprehensive income includes net income (loss) and other comprehensive income (loss), net of tax. The components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to common shareholders	$8,880	$(14,479)
Foreign currency translation loss adjustment	(1,714)	(1,494)
Net unrealized gain (loss) from investments, available-for-sale, net of tax	864	(11,974)
Reclassification to statements of operations of (gain) loss from investments, available-for-sale, net of tax	(198)	17,070

Total comprehensive income (loss) attributable to common shareholders	$7,832	$(10,877)

8. Regulatory Requirements

Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2010, Securities had net capital of approximately $11,515,000, which exceeded its requirements by approximately $11,391,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of March 31, 2010, the Foreign Regulated Entities had aggregate regulatory capital of approximately $41,436,000, which exceeded requirements by approximately $40,183,000.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Investment advisory and administration fees	$24,313	$14,571
Distribution and service fees	2,164	1,607

	$26,477	$16,178

For the three months ended March 31, 2010 and 2009, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $939,000 and $1,095,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of March 31, 2010, such scheduled reductions in advisory fee waivers were effective for two funds.

Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three months ended March 31, 2010 and 2009 are summarized below (in thousands):

	Company-Sponsored Mutual Funds
	Three Months Ended March 31,
	2010	2009
Proceeds from sales	$—	$—
Gross realized gains	—	—
Dividend income	32	55

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2010 and 2009, expenses of approximately $908,000 and $1,244,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

Included in accounts receivable at March 31, 2010 and December 31, 2009 are receivables due from Company-sponsored mutual funds of approximately $9,709,000 and $9,087,000, respectively.

10. Subsequent Event

On May 7, 2010, CNS declared a quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend will be payable on June 28, 2010 to stockholders of record at the close of business on June 4, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2010 and March 31, 2009. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended
	March 31, 2010	March 31, 2009
Open-End Mutual Funds
Assets under management, beginning of period	$6,285	$4,280

Inflows	710	324
Outflows	(453)	(400)

Net inflows (outflows)	257	(76)
Market appreciation (depreciation)	416	(1,102)

Total increase (decrease)	673	(1,178)

Assets under management, end of period	$6,958	$3,102

Average assets under management for period	$6,230	$3,357

Closed-End Mutual Funds
Assets under management, beginning of period	$5,546	$4,278

Net outflows	—	(395)
Market appreciation (depreciation)	190	(854)

Total increase (decrease)	190	(1,249)

Assets under management, end of period	$5,736	$3,029

Average assets under management for period	$5,537	$3,723

Institutional Separate Accounts
Assets under management, beginning of period	$12,954	$6,544

Inflows	1,394	522
Outflows	(520)	(127)

Net inflows	874	395
Market appreciation (depreciation)	675	(1,470)

Total increase (decrease)	1,549	(1,075)

Assets under management, end of period[1]	$14,503	$5,469

Average assets under management for period	$13,143	$5,605

Total
Assets under management, beginning of period	$24,785	$15,102

Inflows	2,104	846
Outflows	(973)	(922)

Net inflows (outflows)	1,131	(76)
Market appreciation (depreciation)	1,281	(3,426)

Total increase (decrease)	2,412	(3,502)

Assets under management, end of period	$27,197	$11,600

Average assets under management for period	$24,910	$12,685

1	As of March 31, 2010, assets under management from institutional separate accounts included $220 million of assets invested in the Company’s alternative strategy.

Assets under management were $27.2 billion at March 31, 2010, a 134% increase from $11.6 billion at March 31, 2009. The increase was a result of market appreciation of $10.4 billion and net inflows of $5.2 billion.

A significant majority of our revenue, approximately 92% and 90% in the three months ended March 31, 2010 and 2009, respectively, is derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee generally applied to the average assets under management in the client’s portfolio.

Average assets under management were $24.9 billion in the three months ended March 31, 2010, an increase of 96% from $12.7 billion in the three months ended March 31, 2009.

Open-end mutual funds

Open-end mutual fund assets under management increased 124% to $7.0 billion at March 31, 2010 from $3.1 billion at March 31, 2009. The increase in assets under management was due to market appreciation of $3.0 billion and net inflows of $850 million during the prior twelve month period.

Average assets under management were $6.2 billion in the three months ended March 31, 2010, an increase of 86% from $3.4 billion in the three months ended March 31, 2009.

Net inflows for open-end mutual funds were $257 million in the three months ended March 31, 2010, compared with net outflows of $76 million in the three months ended March 31, 2009. Gross inflows were $710 million in the three months ended March 31, 2010, compared with $324 million in the three months ended March 31, 2009. Gross outflows totaled $453 million in the three months ended March 31, 2010, compared with $400 million in the three months ended March 31, 2009. Market appreciation was $416 million in the three months ended March 31, 2010, compared with market depreciation of $1.1 billion in the three months ended March 31, 2009.

Closed-end mutual funds

Closed-end mutual fund assets under management increased 89% to $5.7 billion at March 31, 2010, compared with $3.0 billion at March 31, 2009. The increase in assets under management was attributable to market appreciation of $2.1 billion and net inflows of $628 million through an increase in the use of the funds’ credit facility.

Average assets under management were $5.5 billion in the three months ended March 31, 2010, an increase of 49% from $3.7 billion in the three months ended March 31, 2009.

Market appreciation was $190 million in the three months ended March 31, 2010, compared with market depreciation of $854 million in the three months ended March 31, 2009.

Institutional separate accounts

Institutional separate account assets under management increased 165% to $14.5 billion at March 31, 2010 from $5.5 billion at March 31, 2009. The increase in assets under management was due to market appreciation of $5.3 billion and net inflows of $3.7 billion during the prior twelve month period.

Average assets under management were $13.1 billion in the three months ended March 31, 2010, an increase of 134% from $5.6 billion in the three months ended March 31, 2009.

Institutional separate accounts had net inflows of $874 million in the three months ended March 31, 2010, compared with net inflows of $395 million in the three months ended March 31, 2009. Gross inflows were $1.4 billion in the three months ended March 31, 2010, compared with $522 million in the three months ended March 31, 2009. Gross outflows totaled $520 million in the three months ended March 31, 2010, compared with $127 million in the three months ended March 31, 2009. Market appreciation was $675 million in the three months ended March 31, 2010, compared with market depreciation of $1.5 billion in the three months ended March 31, 2009.

Results of Operations

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009
Results of operations
Total revenue	$41,344	$23,500
Total expenses	(28,915)	(23,363)
Total non-operating income (loss)	1,035	(16,336)

Income (loss) before provision for income taxes	$13,464	$(16,199)

Revenue

Total revenue increased 76% to $41.3 million in the three months ended March 31, 2010 from $23.5 million in the three months ended March 31, 2009. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, primarily from market appreciation and net inflows. Average assets under management in the three months ended March 31, 2010 were $24.9 billion compared with $12.7 billion in the three months ended March 31, 2009.

In the three months ended March 31, 2010, total investment advisory and administration revenue from open-end mutual funds increased 78% to $13.4 million from $7.5 million in the three months ended March 31, 2009. The increase was attributable to higher levels of average assets under management resulting from market appreciation of $3.0 billion and net inflows of $850 million. Average assets under management in the three months ended March 31, 2010 were $6.2 billion compared with $3.4 billion in the three months ended March 31, 2009.

In the three months ended March 31, 2010, total investment advisory and administration revenue from closed-end mutual funds increased 55% to $10.9 million from $7.0 million in the three months ended March 31, 2009. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $2.1 billion and net inflows of $628 million through an increase in the use of the funds’ credit facility. Average assets under management in the three months ended March 31, 2010 were $5.5 billion compared with $3.7 billion in the three months ended March 31, 2009.

In the three months ended March 31, 2010, total investment advisory and administration revenue from institutional separate accounts increased 107% to $13.5 million from $6.5 million in the three months ended March 31, 2009. The increase was attributable to market appreciation of $5.3 billion and net inflows of $3.7 billion. Average assets under management in the three months ended March 31, 2010 were $13.1 billion compared with $5.6 billion in the three months ended March 31, 2009.

Distribution and service fee revenue increased 35% to $2.2 million in the three months ended March 31, 2010 from $1.6 million in the three months ended March 31, 2009. This increase in distribution and service fee revenue was attributable to higher levels of average assets under management in 2010.

Expenses

Total operating expenses increased 24% to $28.9 million in the three months ended March 31, 2010 from $23.4 million in the three months ended March 31, 2009, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.

Employee compensation and benefits increased 32% to $16.1 million in the three months ended March 31, 2010 from $12.2 million in the three months ended March 31, 2009. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $2.6 million and higher amortization of restricted stock units of approximately $401,000.

Distribution and service fee expenses increased 40% to $4.3 million in the three months ended March 31, 2010 from $3.1 million in the three months ended March 31, 2009. This increase was primarily due to higher average assets under management in open-end load mutual funds.

General and administrative expenses increased 4% to $7.1 million in the three months ended March 31, 2010 from $6.8 million in the three months ended March 31, 2009. This increase was primarily due to higher travel and entertainment.

Non-operating Income

Non-operating income was $1.0 million in the three months ended March 31, 2010, compared with non-operating loss of $16.3 million in the three months ended March 31, 2009. The first quarter 2009 results included an other-than-temporary impairment charge of $18.2 million recorded on available-for-sale securities, primarily from investments in preferred securities. Excluding this item, non-operating income would have been $1.9 million for the three months ended March 31, 2009.

Income Taxes

We recorded an income tax expense of $4.6 million in the three months ended March 31, 2010, compared with an income tax benefit of $1.8 million in the three months ended March 31, 2009. The provision for income taxes in the three months ended March 31, 2010 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 34%. The effective tax rate for the three months ended March 31, 2009 was approximately 11%. The effective tax rate for the first quarter 2009 was reduced by a valuation allowance established related to an other-than-temporary impairment charge taken during the quarter. We expect our tax rate for the full year 2010 to approximate 34%, excluding discrete items.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, available-for-sale, equity investments and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, investments, available-for-sale, equity investments and accounts receivable were 86% and 71% of total assets as of March 31, 2010 and December 31, 2009, respectively. Included in the investments, available-for-sale were approximately $5.0 million of auction rate preferred securities and approximately $2.9 million of corporate debt securities which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), at March 31, 2010. See Note 4 to the condensed consolidated financial statements relating to investments.

Cash and cash equivalents increased by $659,000, excluding the effect of exchange rate changes, in the three months ended March 31, 2010. Net cash provided by operating activities was $5.0 million in the three months ended March 31, 2010. Net cash of $25,000 was used in investing activities, primarily from the purchase of $4.4 million of investments, available-for-sale and the purchase of $406,000 of property and equipment, partially offset by proceeds of $4.8 million from sales of investments, available-for-sale. Net cash of $4.3 million was used in financing activities, primarily from the repurchase of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $2.9 million and a reduction to previously recorded excess tax benefits associated with the delivery of restricted stock units of $1.6 million.

Cash and cash equivalents decreased by $7.0 million, excluding the effect of exchange rate changes, in the three months ended March 31, 2009. Net cash used in operating activities was $6.4 million in the three months ended March 31, 2009. Net cash of $1.8 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $8.5 million, partially offset by the purchase of $5.9 million of investments, available-for-sale and the purchase of $923,000 of property and equipment. Net cash of $2.3 million was used in financing activities, primarily from a reduction to previously recorded excess tax benefits associated with the delivery of restricted stock units of $3.2 million and the repurchase of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $1.4 million, partially offset by proceeds from redeemable noncontrolling interest of $2.1 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2010, we exceeded our aggregate minimum regulatory capital requirements by approximately $11.4 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At March 31, 2010, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $40.2 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital leases obligations as of March 31, 2010. The following summarizes our contractual obligations as of March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014	2015 and after	Total
Operating leases	$5,743	$7,263	$7,028	$7,214	$980	$701	$28,929

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date. Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our fair value committee, with unrealized gains and losses reported as gain from trading securities reported in our condensed consolidated statements of operations. Trading securities are attributable to the consolidation of our investment in the onshore and offshore global real estate long-short funds. Investments classified as equity investments represent our equity interest in our onshore and offshore global real estate long-short funds using the equity method of accounting, under which the investor recognizes its respective share of the investee’s net income for the period. The carrying amounts of these investments approximate their fair value. Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment of a security position is other than temporary, the loss will be recognized in our condensed consolidated statement of operations.

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

Income Taxes

We record the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. We record a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods represents our best estimate of the effective tax rate expected to be applied to the full fiscal year.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance as an amendment to fair value measurements and disclosures. The new guidance adds new requirements for disclosure about transfers into and out of level 1 and level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques in level 2 and level 3 fair value measurements. This new guidance was effective for the first quarter of our 2010 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

In September 2009, the FASB issued new guidance measuring fair value of certain alternative investments. This new guidance creates a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. This new guidance also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. This new guidance was effective for the first quarter of our 2010 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued new guidance related to consolidation of Variable Interest Entities (“VIEs”) which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance was effective for the first quarter of our 2010 fiscal year. In February 2010, the FASB issued new guidance as an amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance did not have a material impact on our condensed consolidated financial statements because we meet the criteria under the deferral afforded by the amendment.

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2009, which is accessible on the Securities and Exchange Commission’s Web site at www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our annual report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of March 31, 2010 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2009 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares purchased		Average Price Paid Per Share	Total Number of Shares Purchases as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2010	111,472	(1)	$20.43	—	—
February 1 through February 28, 2010	15,470	(1)	$20.52	—	—
March 1 through March 31, 2010	12,946	(1)	$24.38	—	—

Total	139,888		$20.81	—	—

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: May 10, 2010	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer