Form 10-Q
period 2010-06-30
COHEN & STEERS INC
filed 2010-08-09
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 6, 2010 was 42,620,263.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2010 and 2009	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Six Months Ended June 30, 2010	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	Other Information

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Signature		28

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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$165,530	$153,002
Securities owned	11,160	17,621
Equity investments	40,766	10,842
Investments, available-for-sale	25,560	45,758
Accounts receivable	25,924	23,324
Due from broker	—	28,234
Income tax receivable	—	777
Property and equipment—net	13,347	14,866
Deferred commissions—net	573	523
Goodwill	19,255	21,196
Intangible assets—net	2,013	2,057
Deferred income tax asset—net	3,962	6,649
Other assets	3,960	3,862

Total assets	$312,050	$328,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$8,197	$12,009
Securities sold but not yet purchased	—	16,118
Income tax payable	1,156	77
Deferred rent	2,430	2,656
Other liabilities and accrued expenses	9,133	9,516

Total liabilities	20,916	40,376

Commitments and contingencies

Redeemable noncontrolling interest	1,952	3,466

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 45,361,687 and 44,834,012 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	454	448
Additional paid-in capital	364,497	357,886
Retained earnings (accumulated deficit)	6,447	(5,382)
Accumulated other comprehensive income, net of tax	233	11,119
Less: Treasury stock, at cost, 2,748,404 and 2,594,982 shares at June 30, 2010 and December 31, 2009, respectively	(82,449)	(79,202)

Total stockholders’ equity	289,182	284,869

Total liabilities and stockholders’ equity	$312,050	$328,711

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Investment advisory and administration fees	$40,835	$23,997	$78,927	$45,070
Distribution and service fees	2,236	1,695	4,400	3,302
Portfolio consulting and other	1,161	663	2,249	1,483

Total revenue	44,232	26,355	85,576	49,855

Expenses:
Employee compensation and benefits	17,251	14,916	33,375	27,091
Distribution and service fees	4,831	3,132	9,141	6,202
General and administrative	7,473	6,668	14,610	13,500
Depreciation and amortization	1,113	1,028	2,267	2,048
Amortization, deferred commissions	232	188	422	454

Total expenses	30,900	25,932	59,815	49,295

Operating income	13,332	423	25,761	560

Non-operating income:
Interest and dividend income—net	366	660	561	1,326
(Loss) gain from trading securities—net	(371)	6,490	(182)	8,571
Gain (loss) from available-for-sale securities—net	3,281	(12,864)	3,479	(31,696)
Equity in losses of affiliates	(1,361)	—	(820)	—
Other	135	341	47	91

Total non-operating income (loss)	2,050	(5,373)	3,085	(21,708)

Income (loss) before provision for income taxes	15,382	(4,950)	28,846	(21,148)
Provision (benefit) for income taxes	3,781	966	8,355	(838)

Net income (loss)	11,601	(5,916)	20,491	(20,310)
Less: Net loss (income) attributable to redeemable noncontrolling interest	2	(505)	(8)	(590)

Net income (loss) attributable to common shareholders	$11,603	$(6,421)	$20,483	$(20,900)

Earnings (loss) per share attributable to common shareholders:
Basic	$0.27	$(0.15)	$0.48	$(0.49)

Diluted	$0.27	$(0.15)	$0.48	$(0.49)

Weighted average shares outstanding:
Basic	42,730	42,360	42,665	42,279

Diluted	43,143	42,360	43,040	42,279

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST (Unaudited)

Six Months Ended June 30, 2010

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Beginning balance, January 1, 2010	$448	$357,886	$(5,382)	$11,119	$(79,202)	$284,869	$3,466
Dividends	—	—	(8,654)	—	—	(8,654)	—
Issuance of common stock	6	292	—	—	—	298	—
Reduction of tax benefit associated with restricted stock units	—	(1,536)	—	—	—	(1,536)	—
Repurchase of common stock	—	—	—	—	(3,247)	(3,247)	—
Issuance of restricted stock units	—	453	—	—	—	453	—
Amortization of restricted stock units—net	—	7,447	—	—	—	7,447	—
Forfeitures of vested restricted stock units	—	(45)	—	—	—	(45)	—
Net income	—	—	20,483	—	—	20,483	8
Other comprehensive loss, net of taxes	—	—	—	(10,886)	—	(10,886)	—
Proceeds from redeemable noncontrolling interest	—	—	—	—	—	—	1,954
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(3,476)

Ending balance, June 30, 2010	$454	$364,497	$6,447	$233	$(82,449)	$289,182	$1,952

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$20,491	$(20,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	7,485	6,590
Amortization, deferred commissions	422	454
Depreciation and amortization	2,267	2,048
Deferred rent	(226)	(124)
Loss (gain) from trading securities	182	(8,571)
Equity in losses of affiliates	820	—
(Gain) loss from investments, available-for-sale	(3,479)	31,666
Deferred income taxes	2,701	(647)
Foreign currency gain	(93)	(173)
Changes in operating assets and liabilities:
Accounts receivable	(2,507)	606
Due from broker	2,487	(13,468)
Deferred commissions	(472)	(145)
Income tax receivable	777	6,533
Securities owned	(12,695)	7,881
Other assets	(146)	1,552
Accrued compensation	(3,684)	(10,954)
Securities sold but not yet purchased	(1,171)	2,837
Income tax payable	1,116	—
Other liabilities and accrued expenses	(46)	(3,515)

Net cash provided by operating activities	14,229	2,260

Cash flows from investing activities:
Purchases of investments, available-for-sale	(9,432)	(14,478)
Proceeds from sales of investments, available-for-sale	21,744	27,669
Purchases of property and equipment	(769)	(1,775)

Net cash provided by investing activities	11,543	11,416

Cash flows from financing activities:
Reduction of excess tax benefits associated with restricted stock units	(1,589)	(3,310)
Issuance of common stock	258	327
Repurchase of common stock	(3,247)	(1,627)
Dividends to stockholders	(8,523)	(4,250)
Proceeds from redeemable noncontrolling interest	1,954	2,247
Payment of capital lease obligations	—	(16)

Net cash used in financing activities	(11,147)	(6,629)

Net increase in cash and cash equivalents	14,625	7,047
Effect of exchange rate changes	(2,097)	126
Cash and cash equivalents, beginning of the period	153,002	121,857

Cash and cash equivalents, end of the period	$165,530	$129,030

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the six months ended June 30, 2010 and 2009, cash paid for interest was approximately $23,000 and $345,000, respectively.

For the six months ended June 30, 2010, the Company paid taxes, net of tax refunds, of approximately $5,310,000. For the six months ended June 30, 2009, the Company received cash tax refunds, net of taxes paid, of approximately $3,434,000.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the six months ended June 30, 2010 and 2009, the Company issued fully vested restricted stock units in the amount of $323,000 and $312,000, respectively. For the six months ended June 30, 2010 and 2009, the Company issued unvested restricted stock units in the amount of $20,796,000 and $4,124,000, respectively. For the six months ended June 30, 2010 and 2009, forfeitures of restricted stock units totaled $749,000 and $1,388,000, respectively. In addition, for the six months ended June 30, 2010 and 2009, the Company issued restricted stock unit dividend equivalents in the amount of $131,000 and $92,000, respectively.

During the six months ended June 30, 2010, the Company recorded a non-cash reclassification of $30,744,000 to equity investments representing the Company’s proportionate ownership interests in the onshore global real estate long-short fund and Cohen & Steers Global Listed Infrastructure Fund.

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

Investments classified as equity investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income for the period. The carrying amounts of these investments approximate their fair value.

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

Recently Issued Accounting Pronouncements— In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance as an amendment to fair value measurements and disclosures. The new guidance adds new requirements for disclosure about transfers into and out of level 1 and level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques in level 2 and level 3 fair value measurements. This guidance was effective for the Company’s first quarter of 2010. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2009, the FASB issued new guidance related to consolidation of VIEs which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance was effective for the Company’s first quarter of 2010. In February 2010, the FASB issued new guidance as an amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance did not have a material impact on the Company’s condensed consolidated financial statements because the Company meets the criteria under the deferral afforded by the amendment.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2010 and December 31, 2009, goodwill was approximately $19,255,000 and $21,196,000, respectively. The Company’s goodwill decreased by $1,941,000 in the six months ended June 30, 2010 as a result of foreign currency revaluation.

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2010 and December 31, 2009 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2010:
Amortized intangible assets:
Client relationships	102	$1,543	$(780)	$763
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(780)	$2,013

December 31, 2009:
Amortized intangible assets:
Client relationships	108	$1,543	$(736)	$807
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(736)	$2,057

Amortization expense related to the intangible assets was approximately $23,000 for both three months ended June 30, 2010 and 2009, respectively, and approximately $45,000 for both six months ended June 30, 2010 and 2009, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2010	$45
2011	90
2012	90
2013	90
2014	90
Thereafter	358

Total	$763

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Investments

Trading

In May 2010, the Company launched Cohen & Steers Preferred Securities and Income Fund. At June 30, 2010, the Company owned a majority interest in the fund and accordingly, the underlying assets and liabilities have been included in the Company’s condensed consolidated financial statements with the minority interest disclosed as redeemable noncontrolling interest. As of June 30, 2010, the Company recorded approximately $11,160,000 of securities owned due to the consolidation of the fund. The Company recorded a loss from trading securities of approximately $371,000 in the three months ended June 30, 2010, which represented the realized and unrealized loss on the Company’s seed investment in this fund.

Equity investments

The offshore global real estate long-short fund (the “Offshore Fund”) launched by the Company in 2008 is structured as a partnership in which the Company is the investment manager and general partner, receiving a management fee and a performance fee. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. At June 30, 2010 and December 31, 2009, the Company had a $10,744,000 and $10,842,000 equity investment in the Offshore Fund, respectively. The fund was a VIE and from January 1, 2009 through November 30, 2009, the Company was the primary beneficiary of the Offshore Fund. Therefore, the assets, liabilities and results of operations of the Offshore Fund were included in the Company’s condensed consolidated financial statements. At December 31, 2009, the Company was no longer the primary beneficiary of the Offshore Fund as the Company did not have a controlling financial interest. As the general partner of the Offshore Fund, the Company has significant influence over the financial decisions of the Offshore Fund and therefore accounts for its investment in the Offshore Fund using the equity method of accounting. The Company’s risk with respect to its investment in the Offshore Fund is limited to its equity ownership and any uncollected management fees.

During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). Until January 31, 2010, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities of the Onshore Fund had been included in the Company’s condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest as of December 31, 2009. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees were charged. As a result of consolidating the Onshore Fund, the Company recorded approximately $17,621,000 of securities owned and approximately $16,118,000 of securities sold but not yet purchased as of December 31, 2009, which were comprised primarily of equities. Beginning February 1, 2010, the Company accounted for its investment in the Onshore Fund using the equity method of accounting as the Company no longer had a controlling financial interest. As the general partner of the Onshore Fund, the Company has significant influence over the financial decisions of the Onshore Fund and therefore accounts for its investment in the Onshore Fund using the equity method of accounting. At June 30, 2010, the Company had a $25,777,000 equity investment in the Onshore Fund.

The Company recorded gain from trading securities of approximately $189,000 from the consolidation of the Onshore Fund and $8,571,000 from the consolidation of the Onshore Fund and the Offshore Fund for the six months ended June 30, 2010 and 2009, respectively.

During the fourth quarter of 2009, the Company launched Cohen & Steers Global Listed Infrastructure Fund (“GLIF”). The Company accounts for its investment in GLIF using the equity method of accounting as the Company does not have a controlling financial interest, but has significant influence over the financial decisions of GLIF. At June 30, 2010, the Company had a $4,245,000 equity investment in GLIF.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the three and six months ended June 30, 2010, the Company recognized losses of approximately $1,361,000 and $820,000, respectively, under the equity method of accounting, which is included in equity in losses of affiliates in the condensed consolidated statements of operations.

Available-for-sale

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$7,198	$977	$—	$8,175
Common stocks	5,474	122	(342)	5,254
Company-sponsored mutual funds	10,811	1,320	—	12,131

Total investments, available-for-sale	$23,483	$2,419	$(342)	$25,560

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$11,648	$3,813	$—	$15,461
Common stocks	5,204	636	(150)	5,690
Corporate debt	1,446	1,179	—	2,625
Company-sponsored mutual funds	18,598	3,384	—	21,982

Total investments, available-for-sale	$36,896	$9,012	$(150)	$45,758

Unrealized losses on investments, available-for-sale as of June 30, 2010 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of June 30, 2010, the Company determined that it had the ability and intent to hold the remaining investments for which no other than temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.

Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and six months ended June 30, 2010 and 2009 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$16,970	$19,123	$21,744	$27,669
Gross realized gains	3,699	1,295	4,244	1,517
Gross realized losses	(244)	(4,961)	(453)	(11,124)

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

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. The following table presents fair value measurements as of June 30, 2010 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$126,413	$—	$126,413

Securities owned	$6,058	$5,102	$11,160

Equity investments	$4,245	$36,521	$40,766

Investments, available-for-sale
Perpetual preferred securities	$3,089	$5,086	$8,175
Common stocks	5,254	—	5,254
Company-sponsored mutual funds	12,131	—	12,131

Total investments, available-for-sale	$20,474	$5,086	$25,560

*	Cash equivalents were comprised of investments in treasury money market funds.

Securities owned classified as level 2 in the above table were comprised of preferred and debt securities, which were measured at fair value based on quoted prices for identical or similar instruments in markets that are not active or derived from models using market inputs.

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

Investments, available-for-sale classified as level 2 in the above table were comprised of auction rate preferred securities, which were measured at fair value based on the quoted prices for identical or similar instruments in markets that are not active.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the changes in carrying value associated with level 3 investments carried at fair value (in thousands):

Six Months Ended June 30, 2010
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

Anti-dilutive common stock equivalents of 53,000 and 64,000 shares were excluded from the computation for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the three and six months ended June 30, 2009, the Company would have added 154,000 and 101,000, respectively, common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$11,601	$(5,916)	$20,491	$(20,310)
Less: Net loss (income) attributable to redeemable noncontrolling interest	2	(505)	(8)	(590)

Net income (loss) attributable to common shareholders	$11,603	$(6,421)	$20,483	$(20,900)

Basic weighted average shares outstanding	42,730	42,360	42,665	42,279
Dilutive potential shares from restricted stock units	413	—	375	—

Diluted weighted average shares outstanding	43,143	42,360	43,040	42,279

Basic earnings (loss) per share attributable to common shareholders	$0.27	$(0.15)	$0.48	$(0.49)

Diluted earnings (loss) per share attributable to common shareholders	$0.27	$(0.15)	$0.48	$(0.49)

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Income Taxes

The effective tax rate for the three and six months ended June 30, 2010 was 25% and 29%, respectively, which includes discrete items, the most significant of which is attributable to the sale of previously impaired securities. Excluding the discrete items, the effective tax rate for the three and six months ended June 30, 2010 was 34%. The effective tax rate for the three and six months ended June 30, 2009 was approximately 26% and 21%, respectively, excluding discrete items. The effective tax rates for the 2009 periods were reduced by a valuation allowance established related to other-than-temporary impairment charges taken during the periods. The Company expects the tax rate for the full year 2010 to approximate 34%, excluding discrete items.

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

7. Comprehensive Income

Total comprehensive income includes net income (loss) and other comprehensive income (loss), net of tax. The components of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$11,603	$(6,421)	$20,483	$(20,900)
Foreign currency translation (loss) gain adjustment	(2,394)	1,856	(4,108)	362
Net unrealized (loss) gain from investments, available-for-sale, net of tax	(4,163)	14,427	(3,299)	2,453
Reclassification to statements of operations of (gain) loss from investments, available-for-sale, net of tax	(3,281)	11,407	(3,479)	28,477

Total comprehensive income attributable to common shareholders	$1,765	$21,269	$9,597	$10,392

8. Regulatory Requirements

Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2010, Securities had net capital of approximately $11,497,000, which exceeded its requirements by approximately $11,394,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule.

Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of June 30, 2010, the Foreign Regulated Entities had aggregate regulatory capital of approximately $40,285,000, which exceeded requirements by approximately $39,059,000.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment advisory and administration fees	$26,211	$16,027	$50,524	$30,598
Distribution and service fees	2,236	1,695	4,400	3,302

	$28,447	$17,722	$54,924	$33,900

For the three months ended June 30, 2010 and 2009, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $637,000 and $818,000, respectively, of advisory fees it was otherwise entitled to receive. For the six months ended June 30, 2010 and 2009, the Company waived approximately $1,576,000 and $1,913,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of June 30, 2010, such scheduled reductions in advisory fee waivers were effective for two funds.

Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and six months ended June 30, 2010 and 2009 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$3,726	$—	$3,726	$—
Gross realized gains	700	—	700	—
Dividend income	30	94	62	149

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2010 and 2009, expenses of approximately $1,228,000 and $1,441,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2010 and 2009, expenses of approximately $2,136,000 and $2,685,000, respectively, were incurred.

Included in accounts receivable at June 30, 2010 and December 31, 2009 are receivables due from Company-sponsored mutual funds of approximately $9,588,000 and $9,087,000, respectively.

10. Subsequent Event

On August 5, 2010, CNS declared quarterly and special cash dividends on its common stock in the amount of $0.10 and $2.00 per share, respectively. These dividends will be payable on September 27, 2010 to stockholders of record at the close of business on September 7, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2010 and June 30, 2009. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Open-End Mutual Funds
Assets under management, beginning of period	$6,958	$3,102	$6,285	$4,280

Inflows	684	431	1,394	755
Outflows	(509)	(270)	(962)	(670)

Net inflows	175	161	432	85
Market (depreciation) appreciation	(538)	975	(122)	(127)

Total (decrease) increase	(363)	1,136	310	(42)

Assets under management, end of period	$6,595	$4,238	$6,595	$4,238

Average assets under management for period	$6,672	$3,803	$6,451	$3,580

Closed-End Mutual Funds
Assets under management, beginning of period	$5,736	$3,029	$5,546	$4,278

Inflows	—	448	—	448
Outflows	(7)	—	(7)	(395)

Net (outflows) inflows	(7)	448	(7)	53
Market (depreciation) appreciation	(414)	736	(224)	(118)

Total (decrease) increase	(421)	1,184	(231)	(65)

Assets under management, end of period	$5,315	$4,213	$5,315	$4,213

Average assets under management for period	$5,633	$3,855	$5,585	$3,788

Institutional Separate Accounts
Assets under management, beginning of period	$14,503	$5,469	$12,954	$6,544

Inflows	1,471	954	2,865	1,476
Outflows	(417)	(172)	(937)	(299)

Net inflows	1,054	782	1,928	1,177
Market (depreciation) appreciation	(1,225)	1,618	(550)	148

Total (decrease) increase	(171)	2,400	1,378	1,325

Assets under management, end of period [1]	$14,332	$7,869	$14,332	$7,869

Average assets under management for period	$14,726	$6,970	$13,935	$6,288

Total
Assets under management, beginning of period	$27,197	$11,600	$24,785	$15,102

Inflows	2,155	1,833	4,259	2,679
Outflows	(933)	(442)	(1,906)	(1,364)

Net inflows	1,222	1,391	2,353	1,315
Market (depreciation) appreciation	(2,177)	3,329	(896)	(97)

Total (decrease) increase	(955)	4,720	1,457	1,218

Assets under management, end of period	$26,242	$16,320	$26,242	$16,320

Average assets under management for period	$27,031	$14,628	$25,971	$13,656

[1]	As of June 30, 2010, assets under management from institutional separate accounts included $217 million of assets invested in the Company’s alternative strategy.

Assets under management were $26.2 billion at June 30, 2010, a 61% increase from $16.3 billion at June 30, 2009. The increase was due to net inflows of $5.0 billion and market appreciation of $4.9 billion.

A significant majority of our revenue, approximately 92% and 91% in the three months ended June 30, 2010 and 2009, respectively, is derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee generally applied to the average assets under management in the client’s portfolio.

Average assets under management were $27.0 billion in the three months ended June 30, 2010, an increase of 85% from $14.6 billion in the three months ended June 30, 2009. Average assets under management were $26.0 billion in the six months ended June 30, 2010, an increase of 90% from $13.7 billion in the six months ended June 30, 2009.

Open-end mutual funds

Open-end mutual fund assets under management increased 56% to $6.6 billion at June 30, 2010 from $4.2 billion at June 30, 2009. The increase in assets under management was due to market appreciation of $1.5 billion and net inflows of $864 million during the prior twelve month period.

Average assets under management for open-end mutual funds were $6.7 billion in the three months ended June 30, 2010, an increase of 75% from $3.8 billion in the three months ended June 30, 2009.

Net inflows for open-end mutual funds were $175 million in the three months ended June 30, 2010, compared with $161 million in the three months ended June 30, 2009. Gross inflows were $684 million in the three months ended June 30, 2010, compared with $431 million in the three months ended June 30, 2009. Gross outflows totaled $509 million in the three months ended June 30, 2010, compared with $270 million in the three months ended June 30, 2009. Market depreciation was $538 million in the three months ended June 30, 2010, compared with market appreciation of $975 million in the three months ended June 30, 2009.

Net inflows for open-end mutual funds were $432 million in the six months ended June 30, 2010, compared with $85 million in the six months ended June 30, 2009. Gross inflows were $1.4 billion in the six months ended June 30, 2010, compared with $755 million in the six months ended June 30, 2009. Gross outflows totaled $962 million in the six months ended June 30, 2010, compared with $670 million in the six months ended June 30, 2009. Market depreciation was $122 million in the six months ended June 30, 2010, compared with $127 million in the six months ended June 30, 2009.

Closed-end mutual funds

Closed-end mutual fund assets under management increased 26% to $5.3 billion at June 30, 2010, compared with $4.2 billion at June 30, 2009. The increase in assets under management was attributable to market appreciation of $929 million and net inflows of $173 million through an increase in the use of the funds’ credit facility during the prior twelve month period.

Average assets under management for closed-end mutual funds were $5.6 billion in the three months ended June 30, 2010, an increase of 46% from $3.9 billion in the three months ended June 30, 2009.

Closed-end mutual funds had outflows of $7 million in the three months ended June 30, 2010, compared with inflows of $448 million in the three months ended June 30, 2009 due to releveraging achieved through the funds’ credit facilities. The releveraging was the result of market appreciation and not a change in the funds’ target leverage ratio. Market depreciation was $414 million in the three months ended June 30, 2010, compared with market appreciation of $736 million in the three months ended June 30, 2009.

Closed-end mutual funds had outflows of $7 million in the six months ended June 30, 2010, compared with net inflows of $53 million in the six months ended June 30, 2009 due to releveraging achieved through the funds’ credit facilities. The releveraging was the result of market appreciation and not a change in the funds’ target leverage ratio. Market depreciation was $224 million in the six months ended June 30, 2010, compared with $118 million in the six months ended June 30, 2009.

As previously disclosed, certain Cohen & Steers closed-end mutual funds recently received shareholder demand letters alleging that the funds’ advisor, Cohen & Steers Capital Management, Inc., and the funds’ officers and directors breached their fiduciary duties to the funds’ common shareholders in connection with the redemption at par of the funds’ auction market preferred shares. A committee of the funds’ independent directors has been formed to evaluate the demand letters.

Institutional separate accounts

Institutional separate account assets under management increased 82% to $14.3 billion at June 30, 2010 from $7.9 billion at June 30, 2009. The increase in assets under management was due to net inflows of $4.0 billion and market appreciation of $2.5 billion during the prior twelve month period.

Average assets under management for institutional separate accounts were $14.7 billion in the three months ended June 30, 2010, an increase of 111% from $7.0 billion in the three months ended June 30, 2009.

Institutional separate accounts had net inflows of $1.1 billion in the three months ended June 30, 2010, compared with $782 million in the three months ended June 30, 2009. Gross inflows were $1.5 billion in the three months ended June 30, 2010, compared with $954 million in the three months ended June 30, 2009. Gross outflows totaled $417 million in the three months ended June 30, 2010, compared with $172 million in the three months ended June 30, 2009. Market depreciation was $1.2 billion in the three months ended June 30, 2010, compared with market appreciation of $1.6 billion in the three months ended June 30, 2009.

Institutional separate accounts had net inflows of $1.9 billion in the six months ended June 30, 2010, compared with $1.2 billion in the six months ended June 30, 2009. Gross inflows were $2.9 billion in the six months ended June 30, 2010, compared with $1.5 billion in the six months ended June 30, 2009. Gross outflows totaled $937 million in the six months ended June 30, 2010, compared with $299 million in the six months ended June 30, 2009. Market depreciation was $550 million in the six months ended June 30, 2010, compared with market appreciation of $148 million in the six months ended June 30, 2009.

Results of Operations

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

	Three Months Ended
(in thousands)	June 30, 2010	June 30, 2009
Results of operations
Total revenue	$44,232	$26,355
Total expenses	(30,900)	(25,932)
Total non-operating income (loss)	2,050	(5,373)

Income (loss) before provision for income taxes	$15,382	$(4,950)

Revenue

Total revenue increased 68% to $44.2 million in the three months ended June 30, 2010 from $26.4 million in the three months ended June 30, 2009. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, from net inflows and market appreciation. Average assets under management in the three months ended June 30, 2010 were $27.0 billion compared with $14.6 billion in the three months ended June 30, 2009.

In the three months ended June 30, 2010, total investment advisory and administration revenue from open-end mutual funds increased 77% to $15.0 million from $8.4 million in the three months ended June 30, 2009. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $1.5 billion and net inflows of $864 million. Average assets under management for open-end mutual funds in the three months ended June 30, 2010 were $6.7 billion compared with $3.8 billion in the three months ended June 30, 2009.

In the three months ended June 30, 2010, total investment advisory and administration revenue from closed-end mutual funds increased 48% to $11.3 million from $7.6 million in the three months ended June 30, 2009. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $929 million and net inflows of $173 million through an increase in the use of the funds’ credit facility. Average assets under management for closed-end mutual funds in the three months ended June 30, 2010 were $5.6 billion compared with $3.9 billion in the three months ended June 30, 2009.

In the three months ended June 30, 2010, total investment advisory and administration revenue from institutional separate accounts increased 83% to $14.6 million from $8.0 million in the three months ended June 30, 2009. The increase in institutional separate account revenue was attributable to higher levels of average assets under management resulting from net inflows of $4.0 billion and market appreciation of $2.5 billion. Average assets under management for institutional separate accounts in the three months ended June 30, 2010 were $14.7 billion compared with $7.0 billion in the three months ended June 30, 2009.

Distribution and service fee revenue increased 32% to $2.2 million in the three months ended June 30, 2010 from $1.7 million in the three months ended June 30, 2009. The increase in distribution and service fee revenue was attributable to higher levels of average assets under management in open-end load mutual funds.

Expenses

Total operating expenses increased 19% to $30.9 million in the three months ended June 30, 2010 from $25.9 million in the three months ended June 30, 2009, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.

Employee compensation and benefits increased 16% to $17.3 million in the three months ended June 30, 2010 from $14.9 million in the three months ended June 30, 2009. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $1.3 million, higher amortization of restricted stock units of approximately $493,000 and higher salaries of approximately $296,000.

Distribution and service fee expenses increased 54% to $4.8 million in the three months ended June 30, 2010 from $3.1 million in the three months ended June 30, 2009. This increase was primarily due to higher average assets under management in open-end mutual funds.

General and administrative expenses increased 12% to $7.5 million in the three months ended June 30, 2010 from $6.7 million in the three months ended June 30, 2009. This increase was primarily due to higher miscellaneous tax expenses of approximately $295,000 resulting from a 2009 favorable value added tax adjustment in Europe, higher travel and entertainment of approximately $287,000 and higher marketing expenses of approximately $158,000.

Non-operating Income

Non-operating income was $2.1 million in the three months ended June 30, 2010, compared with a non-operating loss of $5.4 million in the three months ended June 30, 2009. The second quarter 2010 results included a gain of approximately $3.1 million primarily due to recoveries on the sale of previously impaired securities. Excluding this gain, non-operating loss would have been $1.1 million for the three months ended June 30, 2010. The second quarter 2009 results included an other-than-temporary impairment charge of $14.0 million recorded on available-for-sale securities, primarily from investments in preferred securities and seed money investments in our sponsored mutual funds. Excluding these items, non-operating income would have been $8.7 million for the three months ended June 30, 2009, of which approximately $6.5 million was related to trading gains from our consolidated long-short global real estate funds.

Income Taxes

We recorded an income tax expense of $3.8 million in the three months ended June 30, 2010, compared with $966,000 in the three months ended June 30, 2009. The effective tax rate of 25% in the three months ended June 30, 2010 includes discrete items, the most significant of which is attributable to the sale of previously impaired securities. Excluding the discrete items, the effective tax rate for the three months ended June 30, 2010 was approximately 34%. The effective tax rate for the three months ended June 30, 2009 was approximately 26%, excluding discrete items. We expect our tax rate for the full year 2010 to approximate 34%, excluding discrete items.

Six Months Ended June 30, 2010 compared with Six Months Ended June 30, 2009

	Six Months Ended June 30,
(in thousands)	2010	2009
Results of operations
Total revenue	$85,576	$49,855
Total expenses	(59,815)	(49,295)
Total non-operating income (loss)	3,085	(21,708)

Income (loss) before provision for income taxes	$28,846	$(21,148)

Revenue

Total revenue increased 72% to $85.6 million in the six months ended June 30, 2010 from $49.9 million in the six months ended June 30, 2009. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, from net inflows and market appreciation. Average assets under management in the six months ended June 30, 2010 were $26.0 billion compared with $13.7 billion in the six months ended June 30, 2009.

In the six months ended June 30, 2010, total investment advisory and administration revenue from open-end mutual funds increased 78% to $28.4 million from $16.0 million in the six months ended June 30, 2009. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $1.5 billion and net inflows of $864 million. Average assets under management for open-end mutual funds in the six months ended June 30, 2010 were $6.5 billion compared with $3.6 billion in the six months ended June 30, 2009.

In the six months ended June 30, 2010, total investment advisory and administration revenue from closed-end mutual funds increased 52% to $22.2 million from $14.6 million in the six months ended June 30, 2009. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $929 million and net inflows of $173 million through an increase in the use of the funds’ credit facility. Average assets under management for closed-end mutual funds in the six months ended June 30, 2010 were $5.6 billion compared with $3.8 billion in the six months ended June 30, 2009.

In the six months ended June 30, 2010, total investment advisory and administration revenue from institutional separate accounts increased 96% to $28.4 million from $14.5 million in the six months ended June 30, 2009. The increase in institutional separate account revenue was attributable to higher levels of average assets under management resulting from net inflows of $4.0 billion and market appreciation of $2.5 billion. Average assets under management for institutional separate accounts in the six months ended June 30, 2010 were $13.9 billion compared with $6.3 billion in the six months ended June 30, 2009.

Distribution and service fee revenue increased 33% to $4.4 million in the six months ended June 30, 2010 from $3.3 million in the six months ended June 30, 2009. The increase in distribution and service fee revenue was attributable to higher levels of average assets under management in open-end load mutual funds.

Expenses

Total operating expenses increased 21% to $59.8 million in the six months ended June 30, 2010 from $49.3 million in the six months ended June 30, 2009, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.

Employee compensation and benefits increased 23% to $33.4 million in the six months ended June 30, 2010 from $27.1 million in the six months ended June 30, 2009. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $5.0 million, higher amortization of restricted stock units of approximately $895,000 and higher salaries of approximately $503,000.

Distribution and service fee expenses increased 47% to $9.1 million in the six months ended June 30, 2010 from $6.2 million in the six months ended June 30, 2009. This increase was primarily due to higher average assets under management in open-end mutual funds.

General and administrative expenses increased 8% to $14.6 million in the six months ended June 30, 2010 from $13.5 million in the six months ended June 30, 2009. This increase was primarily due to higher travel and entertainment of approximately $565,000 and higher marketing expenses of approximately $278,000.

Non-operating Income

Non-operating income was $3.1 million in the six months ended June 30, 2010, compared with non-operating loss of $21.7 million in the six months ended June 30, 2009. The first half 2010 results included a gain of approximately $3.1 million primarily due to recoveries on the sale of previously impaired securities. Excluding this gain, non-operating loss would have been $62,000 for the six months ended June 30, 2010. The first half 2009 results included an other-than-temporary impairment charge of $32.2 million recorded on available-for-sale securities, primarily from investments in preferred securities and seed money investments in our sponsored mutual funds. Excluding these items, non-operating income would have been $10.5 million for the six months ended June 30, 2009, of which approximately $8.6 million was related to trading gains from our consolidated long-short global real estate funds.

Income Taxes

We recorded an income tax expense of $8.4 million in the six months ended June 30, 2010, compared with an income tax benefit of $838,000 in the six months ended June 30, 2009. The effective tax rate of 29% in the six months ended June 30, 2010 includes discrete items, the most significant of which is attributable to the sale of previously impaired securities. Excluding these discrete items, the effective tax rate for the six months ended June 30, 2010 was approximately 34%. The effective tax rate for the six months ended June 30, 2009 was approximately 21%, excluding discrete items. We expect our tax rate for the full year 2010 to approximate 34%, excluding discrete items.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash, cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 83% and 71% of total assets as of June 30, 2010 and December 31, 2009, respectively. Included in investments, available-for-sale were approximately $5.1 million of auction rate preferred securities which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), at June 30, 2010. See Note 4 to the condensed consolidated financial statements relating to investments.

Cash and cash equivalents increased by $14.6 million, excluding the effect of exchange rate changes, in the six months ended June 30, 2010. Net cash provided by operating activities was $14.2 million in the six months ended June 30, 2010. Net cash of $11.5 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $21.7 million, partially offset by purchases of $9.4 million of investments, available-for-sale. Net cash of $11.1 million was used in financing activities, primarily from dividends to stockholders of $8.5 million, repurchase of common stock of $3.2 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and a reduction to previously recorded excess tax benefits associated with deliveries of restricted stock units of $1.6 million and, partially offset by proceeds from redeemable noncontrolling interest of $2.0 million.

Cash and cash equivalents increased by $7.0 million, excluding the effect of exchange rate changes, in the six months ended June 30, 2009. Net cash provided by operating activities was $2.3 million in the six months ended June 30, 2009. Net cash of $11.4 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $27.7 million, partially offset by purchases of $14.5 million of investments, available-for-sale and purchases of $1.8 million of property and equipment. Net cash of $6.6 million was used in financing activities, primarily from dividends to stockholders of $4.3 million, a reduction to previously recorded excess tax benefits associated with the delivery of restricted stock units of $3.3 million and repurchase of common stock of $1.6 million to satisfy employee withholding tax obligations on deliveries of restricted stock units, partially offset by proceeds from redeemable noncontrolling interest of $2.2 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2010, we exceeded our minimum regulatory capital requirements by approximately $11.4 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At June 30, 2010, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $39.1 million.

On August 5, 2010, we declared a special cash dividend for approximately $85.3 million, which will be payable on September 27, 2010. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital leases obligations as of June 30, 2010. The following summarizes our contractual obligations as of June 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	2015 and after	Total
Operating leases	$3,816	$7,256	$7,007	$7,208	$975	$691	$26,953

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

Investments

We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determination at each statement of financial condition date.

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

Investments classified as equity investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income for the period. The carrying amounts of these investments approximate their fair value.

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

Item 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of June 30, 2010 were not effective as described below.

We publicly issued our earnings release for the quarter ended March 31, 2010 on April 21, 2010. However, due to an administrative oversight, the Current Report on Form 8-K furnishing such release to the SEC was not transmitted. We subsequently furnished the Current Report on Form 8-K to the SEC on August 6, 2010. We have enhanced our disclosure controls and procedures in a manner designed to ensure that such an event will not reoccur.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2009 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2010	782	(1)	$28.39	—	—
May 1 through May 31, 2010	10,755	(1)	$24.73	—	—
June 1 through June 30, 2010	1,997	(1)	$23.93	—	—

Total	13,534		$24.83	—	—

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: August 9, 2010	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer