Form 10-Q
period 2010-09-30
COHEN & STEERS INC
filed 2010-11-09
CIK 1284812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-32236

COHEN & STEERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 5, 2010 was 42,635,267.

COHEN & STEERS, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2010 and 2009	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2010	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

Signature		31

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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$100,819	$153,002
Securities owned	—	17,621
Equity investments	41,313	10,842
Investments, available-for-sale	29,949	45,758
Accounts receivable	34,800	23,324
Due from broker	—	28,234
Income tax receivable	—	777
Property and equipment—net	13,226	14,866
Deferred commissions—net	674	523
Goodwill	20,552	21,196
Intangible assets—net	1,991	2,057
Deferred income tax asset—net	6,560	6,649
Other assets	3,752	3,862

Total assets	$253,636	$328,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$13,342	$12,009
Securities sold but not yet purchased	—	16,118
Income tax payable	5,589	77
Deferred rent	2,314	2,656
Other liabilities and accrued expenses	9,898	9,516

Total liabilities	31,143	40,376

Commitments and contingencies
Redeemable noncontrolling interest	—	3,466

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 45,387,379 and 44,834,012 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	454	448
Additional paid-in capital	374,051	357,886
Accumulated deficit	(73,973)	(5,382)
Accumulated other comprehensive income, net of tax	4,537	11,119
Less: Treasury stock, at cost, 2,754,265 and 2,594,982 shares at September 30, 2010 and December 31, 2009, respectively	(82,576)	(79,202)

Total stockholders’ equity	222,493	284,869

Total liabilities and stockholders’ equity	$253,636	$328,711

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Investment advisory and administration fees	$42,909	$30,929	$121,836	$75,999
Distribution and service fees	2,259	2,019	6,659	5,321
Portfolio consulting and other	1,204	879	3,453	2,362

Total revenue	46,372	33,827	131,948	83,682

Expenses:
Employee compensation and benefits	18,085	15,956	51,460	43,047
Distribution and service fees	5,065	3,837	14,206	10,039
General and administrative	7,880	6,990	22,490	20,490
Depreciation and amortization	1,126	1,072	3,393	3,120
Amortization, deferred commissions	244	157	666	611

Total expenses	32,400	28,012	92,215	77,307

Operating income	13,972	5,815	39,733	6,375

Non-operating income:
Interest and dividend income—net	710	100	1,271	1,426
Gain (loss) from trading securities—net	—	3,071	(182)	11,642
Gain (loss) from available-for-sale securities—net	2,124	455	5,603	(31,241)
Equity in earnings of affiliates	1,005	—	185	—
Other	650	586	697	677

Total non-operating income (loss)	4,489	4,212	7,574	(17,496)

Income (loss) before provision for income taxes	18,461	10,027	47,307	(11,121)
Provision for income taxes	5,298	2,065	13,653	1,227

Net income (loss)	13,163	7,962	33,654	(12,348)
Less: Net income attributable to redeemable noncontrolling interest	—	(417)	(8)	(1,007)

Net income (loss) attributable to common shareholders	$13,163	$7,545	$33,646	$(13,355)

Earnings (loss) per share attributable to common shareholders:
Basic	$0.31	$0.18	$0.79	$(0.32)

Diluted	$0.30	$0.18	$0.78	$(0.32)

Weighted average shares outstanding:
Basic	42,756	42,396	42,696	42,319

Diluted	43,217	42,633	43,099	42,319

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND

REDEEMABLE NONCONTROLLING INTEREST (Unaudited)

Nine Months Ended September 30, 2010

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Beginning balance, January 1, 2010	$448	$357,886	$(5,382)	$11,119	$(79,202)	$284,869	$3,466
Dividends	—	—	(102,237)	—	—	(102,237)	—
Issuance of common stock	6	397	—	—	—	403	—
Repurchase of common stock	—	—	—	—	(3,374)	(3,374)	—
Tax benefits associated with restricted stock units—net	—	56	—	—	—	56	—
Issuance of restricted stock units	—	4,503	—	—	—	4,503	—
Amortization of restricted stock units—net	—	11,254	—	—	—	11,254	—
Forfeitures of vested restricted stock units	—	(45)	—	—	—	(45)	—
Net income	—	—	33,646	—	—	33,646	8
Other comprehensive loss, net of taxes	—	—	—	(6,582)	—	(6,582)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	1,954
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(5,428)

Ending balance, September 30, 2010	$454	$374,051	$(73,973)	$4,537	$(82,576)	$222,493	$—

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$33,654	$(12,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	11,304	9,796
Amortization, deferred commissions	666	611
Depreciation and amortization	3,393	3,120
Deferred rent	(342)	(213)
Loss (gain) from trading securities	182	(11,642)
Equity in earnings of affiliates	(185)	—
(Gain) loss from investments, available-for-sale	(5,603)	31,205
Deferred income taxes	1,696	(239)
Foreign currency gain	(192)	(459)
Changes in operating assets and liabilities:
Accounts receivable	(11,284)	(6,844)
Due from broker	1,787	(23,710)
Deferred commissions	(817)	(322)
Income tax receivable	777	9,548
Securities owned	(12,687)	(359)
Other assets	48	796
Accrued compensation	1,461	(6,548)
Securities sold but not yet purchased	(1,171)	16,398
Income tax payable	3,571	—
Other liabilities and accrued expenses	838	(1,505)

Net cash provided by operating activities	27,096	7,285

Cash flows from investing activities:
Purchases of equity investments	(161)	—
Purchases of investments, available-for-sale	(15,076)	(22,871)
Proceeds from sales of investments, available-for-sale	36,471	36,053
Purchases of property and equipment	(1,714)	(2,160)

Net cash provided by investing activities	19,520	11,022

Cash flows from financing activities:
Excess (reduction of) tax benefits associated with restricted stock units	388	(3,400)
Issuance of common stock	348	438
Repurchase of common stock	(3,374)	(2,245)
Dividends to stockholders	(98,131)	(6,360)
Contributions from redeemable noncontrolling interest	1,954	7,347
Payment of capital lease obligations	—	(21)

Net cash used in financing activities	(98,815)	(4,241)

Net (decrease) increase in cash and cash equivalents	(52,199)	14,066
Effect of exchange rate changes	16	928
Cash and cash equivalents, beginning of the period	153,002	121,857

Cash and cash equivalents, end of the period	$100,819	$136,851

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

Supplemental disclosures of cash flow information:

For the nine months ended September 30, 2010 and 2009, cash paid for interest was approximately $23,000 and $502,000, respectively.

For the nine months ended September 30, 2010, the Company paid taxes, net of tax refunds, of approximately $7,286,000. For the nine months ended September 30, 2009, the Company received tax refunds, net of taxes paid, of approximately $4,750,000.

Supplemental disclosures of non-cash investing and financing activities:

In connection with its stock incentive plan, for the nine months ended September 30, 2010 and 2009, the Company issued fully vested restricted stock units in the amount of $398,000 and $387,000, respectively. For the nine months ended September 30, 2010 and 2009, the Company issued unvested restricted stock units in the amount of $20,846,000 and $4,759,000, respectively. For the nine months ended September 30, 2010 and 2009, forfeitures of restricted stock units totaled $839,000 and $1,685,000, respectively. In addition, for the nine months ended September 30, 2010 and 2009, the Company issued restricted stock unit dividend equivalents in the amount of $4,106,000 and $137,000, respectively.

During the nine months ended September 30, 2010, the Company recorded a net non-cash reclassification of $30,125,000 to equity investments representing the Company’s proportionate ownership interests in the onshore global real estate long-short fund and Cohen & Steers Global Listed Infrastructure Fund, partially offset by a reclassification of Cohen & Steers Preferred Securities and Income Fund.

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

Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. The Company manages portfolios specializing in U.S. and international real estate securities, large cap value stocks, listed infrastructure and utilities, and preferred securities. The Company also manages alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and sub-advised funds for other financial institutions. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.

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

Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s fair value committee, with unrealized gains and losses recorded as gain (loss) from trading securities reported in the Company’s condensed consolidated statements of operations.

Investments classified as equity investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income for the period. The carrying amounts of these investments approximate their fair value.

Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s condensed consolidated statements of operations.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In June 2009, the FASB issued new guidance related to consolidation of VIEs which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance was effective for the Company’s first quarter of 2010. In February 2010, the FASB issued new guidance as an amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance did not have a material impact on the Company’s condensed consolidated financial statements because the Company met the criteria under the deferral afforded by the amendment.

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2010 and December 31, 2009, goodwill was approximately $20,552,000 and $21,196,000, respectively. The Company’s goodwill decreased by $644,000 in the nine months ended September 30, 2010 as a result of foreign currency revaluation.

Intangible Assets

The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2010 and December 31, 2009 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2010:
Amortized intangible assets:
Client relationships	99	$1,543	$(802)	$741
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(802)	$1,991

December 31, 2009:
Amortized intangible assets:
Client relationships	108	$1,543	$(736)	$807
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(736)	$2,057

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both three months ended September 30, 2010 and 2009, respectively, and approximately $67,000 for both nine months ended September 30, 2010 and 2009, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2010	$23
2011	90
2012	90
2013	90
2014	90
Thereafter	358

Total	$741

4. Investments

Equity investments

The offshore global real estate long-short fund (the “Offshore Fund”) launched by the Company in 2008 is structured as a partnership in which the Company is the investment manager and general partner, receiving a management fee and a performance fee. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. At September 30, 2010 and December 31, 2009, the Company had a $10,615,000 and $10,842,000 equity investment in the Offshore Fund, respectively. The fund is a VIE and from January 1, 2009 through November 30, 2009, the Company was the primary beneficiary of the Offshore Fund. Therefore, the assets, liabilities and results of operations of the Offshore Fund were included in the Company’s condensed consolidated financial statements. At December 31, 2009, the Company was no longer the primary beneficiary of the Offshore Fund as the Company did not have a controlling financial interest. As the general partner of the Offshore Fund, the Company has significant influence over the financial decisions of the Offshore Fund and therefore accounts for its investment in the Offshore Fund using the equity method of accounting. The Company’s risk with respect to its investment in the Offshore Fund is limited to its equity ownership and any uncollected management fees.

During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). Until January 31, 2010, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities of the Onshore Fund had been included in the Company’s condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest as of December 31, 2009. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees were charged. As a result of consolidating the Onshore Fund, the Company recorded approximately $17,621,000 of securities owned and approximately $16,118,000 of securities sold but not yet purchased as of December 31, 2009, which were comprised primarily of equities. Beginning February 1, 2010, the Company accounted for its investment in the Onshore Fund using the equity method of accounting as the Company no longer had a controlling financial interest. As the general partner of the Onshore Fund, the Company has significant influence over the financial decisions of the Onshore Fund and therefore accounts for its investment in the Onshore Fund using the equity method of accounting. At September 30, 2010, the Company had a $25,465,000 equity investment in the Onshore Fund.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company recorded gain from trading securities of approximately $189,000 from the consolidation of the Onshore Fund and $11,642,000 from the consolidation of the Onshore Fund and the Offshore Fund for the nine months ended September 30, 2010 and 2009, respectively.

During the fourth quarter of 2009, the Company launched Cohen & Steers Global Listed Infrastructure Fund (“GLIF”). The Company accounts for its investment in GLIF using the equity method of accounting as the Company does not have a controlling financial interest, but has significant influence over the financial decisions of GLIF. At September 30, 2010, the Company had a $5,233,000 equity investment in GLIF.

For the three and nine months ended September 30, 2010, the Company recognized earnings of approximately $1,005,000 and $185,000, respectively, under the equity method of accounting, which is included in equity in earnings of affiliates in the condensed consolidated statements of operations.

Available-for-sale

In May 2010, the Company launched Cohen & Steers Preferred Securities and Income Fund (“CPX”). Until June 30, 2010, the Company owned a majority interest in CPX and accordingly, the underlying assets and liabilities had been included in the Company’s condensed consolidated financial statements with the third party interest disclosed as redeemable noncontrolling interest. The Company recorded a loss from trading securities of approximately $371,000 from the consolidation of CPX for the nine months ended September 30, 2010. From July 1, 2010 through August 31, 2010, the Company accounted for its investment in CPX using the equity method of accounting as the Company no longer had a controlling financial interest but had significant influence over CPX’s financial decisions. For the three and nine months ended September 30, 2010, the Company recognized earnings of approximately $617,000 under the equity method of accounting, which is included in equity in earnings of affiliates in the condensed consolidated statements of operations. Beginning September 1, 2010, the Company no longer had significant influence over CPX’s financial decisions and accordingly, its interest in CPX is included in investments, available-for-sale.

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$5,936	$16	$(3)	$5,949
Common stocks	5,358	652	(29)	5,981
Company-sponsored mutual funds	15,716	2,303	—	18,019

Total investments, available-for-sale	$27,010	$2,971	$(32)	$29,949

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

Unrealized losses on investments, available-for-sale as of September 30, 2010 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of September 30, 2010, the Company determined that it had the ability and intent to hold the remaining investments for which no other than temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.

Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and nine months ended September 30, 2010 and 2009 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from sales	$14,727	$8,388	$36,471	$36,053
Gross realized gains	2,385	1,076	6,629	2,593
Gross realized losses	(230)	(77)	(683)	(11,201)

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. The following table presents fair value measurements as of September 30, 2010 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$56,407	$—	$56,407

Equity investments	$5,233	$36,080	$41,313

Investments, available-for-sale
Perpetual preferred securities	$1,014	$4,935	$5,949
Common stocks	5,981	—	5,981
Company-sponsored mutual funds	18,019	—	18,019

Total investments, available-for-sale	$25,014	$4,935	$29,949

*	Cash equivalents were comprised of investments in money market funds.

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

Nine Months Ended September 30, 2010
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

Anti-dilutive common stock equivalents of 50,000 and 59,000 shares, respectively, were excluded from the computation for the three and nine months ended September 30, 2010. Anti-dilutive common stock equivalents of 326,000 shares were excluded from the computation for the three months ended September 30, 2009. For the nine months ended September 30, 2009, due to the Company’s loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the nine months ended September 30, 2009, the Company would have added 146,000 common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$13,163	$7,962	$33,654	$(12,348)
Less: Net income attributable to redeemable noncontrolling interest	—	(417)	(8)	(1,007)

Net income (loss) attributable to common shareholders	$13,163	$7,545	$33,646	$(13,355)

Basic weighted average shares outstanding	42,756	42,396	42,696	42,319
Dilutive potential shares from restricted stock units	461	237	403	—

Diluted weighted average shares outstanding	43,217	42,633	43,099	42,319

Basic earnings (loss) per share attributable to common shareholders	$0.31	$0.18	$0.79	$(0.32)

Diluted earnings (loss) per share attributable to common shareholders	$0.30	$0.18	$0.78	$(0.32)

6. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2010 was approximately 29%, which includes discrete items, the most significant of which was attributable to the sale of previously impaired securities. Excluding the discrete items, the effective tax rate for the three and nine months ended September 30, 2010 was approximately 34%. The effective tax rate for the three and nine months ended September 30, 2009 was approximately 21% and 10%, respectively. The effective tax rates for the 2009 periods were reduced by a valuation allowance established related to other-than-temporary impairment charges taken during the periods. The Company expects the tax rate for the full year 2010 to approximate 34%, excluding discrete items.

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

7. Comprehensive Income

Total comprehensive income includes net income (loss) and other comprehensive income (loss), net of tax. The components of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$13,163	$7,545	$33,646	$(13,355)
Foreign currency translation gain (loss) adjustment	3,447	1,340	(661)	1,702
Net unrealized gain (loss) from investments, available-for-sale, net of tax	2,981	8,348	(318)	10,801
Reclassification to statements of operations of (gain) loss from investments, available-for-sale, net of tax	(2,124)	(461)	(5,603)	28,016

Total comprehensive income attributable to common shareholders	$17,467	$16,772	$27,064	$27,164

8. Regulatory Requirements

Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of September 30, 2010, Securities had net capital of approximately $1,433,000, which exceeded its requirements by approximately $1,317,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. The Company made a capital withdrawal of $10,000,000 from Securities during the three months ended September 30, 2010.

Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of September 30, 2010, the Foreign Regulated Entities had aggregate regulatory capital of approximately $44,128,000, which exceeded requirements by approximately $42,846,000.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment advisory and administration fees	$27,021	$20,640	$77,545	$51,238
Distribution and service fees	2,259	2,019	6,659	5,321

	$29,280	$22,659	$84,204	$56,559

For the three months ended September 30, 2010 and 2009, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $863,000 and $1,074,000, respectively, of advisory fees it was otherwise entitled to receive. For the nine months ended September 30, 2010 and 2009, the Company waived approximately $2,439,000 and $2,987,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund’s inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of September 30, 2010, such scheduled reductions in advisory fee waivers were effective for two funds.

Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and nine months ended September 30, 2010 and 2009 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from sales	$6,979	$—	$10,705	$—
Gross realized gains	1,224	—	1,924	—
Dividend income	558	43	620	192

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2010 and 2009, expenses of approximately $1,383,000 and $1,339,000, respectively, were incurred by the Company pursuant to these agreements and were included in general and administrative expenses. For the nine months ended September 30, 2010 and 2009, expenses of approximately $3,519,000 and $4,024,000, respectively, were incurred.

Included in accounts receivable at September 30, 2010 and December 31, 2009 are receivables due from Company-sponsored mutual funds of approximately $10,701,000 and $9,087,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. Except as noted below, there are currently no such matters pending that the Company believes could have a material adverse effect on our business or financial condition.

The Company, CSCM and the officers of two Cohen & Steers closed-end funds (collectively, the “Defendants”) were named as defendants in putative shareholder derivative actions captioned Gammon v. Cohen & Steers Capital Management, Inc., et al. and Livson v. Cohen & Steers Capital Management, Inc., et al. filed in the Supreme Court of the State of New York, County of New York on August 26, 2010 and September 8, 2010, respectively (together, the “Complaints”). The Complaints also named the two funds as nominal defendants. The Complaints allege breaches of fiduciary duties related to the redemption of the funds’ auction preferred shares at their liquidation preference, and seek indeterminate monetary damages in favor of the funds and an award of plaintiffs’ costs and disbursements in pursuing the action.

The Complaints follow the previously disclosed shareholder demand letters sent to the board of directors of three Cohen & Steers closed-end funds, which contain the same basic allegations contained in the Complaints. On October 28, 2010, a special committee consisting of independent members of the funds’ boards determined that the funds should not pursue claims based on the allegations in the demand letters and rejected the demands made in the letters. The Defendants believe that the Complaints are without merit, and intend to defend vigorously against these charges.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain, and the Company is unable to estimate the expense or exposure, if any, that it may represent, though it could potentially have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the condensed consolidated financial statements.

12. Subsequent Event

On November 3, 2010, CNS declared a quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend will be payable on December 29, 2010 to stockholders of record at the close of business on December 6, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 and September 30, 2009. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a manager of portfolios specializing in U.S. and international real estate securities, large cap value stocks, listed infrastructure and utilities, and preferred securities. We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve individual and institutional investors through a broad range of investment vehicles.

Assets Under Management

We manage three types of accounts: open-end mutual funds, closed-end mutual funds and institutional separate accounts.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Open-End Mutual Funds
Assets under management, beginning of period	$6,595	$4,238	$6,285	$4,280

Inflows	641	747	2,035	1,502
Outflows	(608)	(361)	(1,570)	(1,031)

Net inflows	33	386	465	471
Market appreciation	1,010	1,279	888	1,152

Total increase	1,043	1,665	1,353	1,623

Assets under management, end of period	$7,638	$5,903	$7,638	$5,903

Average assets under management for period	$7,039	$5,122	$6,647	$4,094

Closed-End Mutual Funds
Assets under management, beginning of period	$5,315	$4,213	$5,546	$4,278

Inflows	41	180	41	628
Outflows	(12)	—	(19)	(395)

Net inflows	29	180	22	233
Market appreciation	559	799	335	681

Total increase	588	979	357	914

Assets under management, end of period	$5,903	$5,192	$5,903	$5,192

Average assets under management for period	$5,703	$4,759	$5,625	$4,112

Institutional Separate Accounts
Assets under management, beginning of period	$14,332	$7,869	$12,954	$6,544

Inflows	1,840	1,634	4,705	3,110
Outflows	(798)	(449)	(1,735)	(748)

Net inflows	1,042	1,185	2,970	2,362
Market appreciation	2,324	2,344	1,774	2,492

Total increase	3,366	3,529	4,744	4,854

Assets under management, end of period(1)	$17,698	$11,398	$17,698	$11,398

Average assets under management for period	$16,219	$9,583	$14,696	$7,386

Total
Assets under management, beginning of period	$26,242	$16,320	$24,785	$15,102

Inflows	2,522	2,561	6,781	5,240
Outflows	(1,418)	(810)	(3,324)	(2,174)

Net inflows	1,104	1,751	3,457	3,066
Market appreciation	3,893	4,422	2,997	4,325

Total increase	4,997	6,173	6,454	7,391

Assets under management, end of period	$31,239	$22,493	$31,239	$22,493

Average assets under management for period	$28,961	$19,464	$26,968	$15,592

(1)	As of September 30, 2010, assets under management from institutional separate accounts included $217 million of assets invested in our alternative strategy.

Assets under management were $31.2 billion at September 30, 2010, a 39% increase from $22.5 billion at September 30, 2009. The increase was due to market appreciation of $4.4 billion and net inflows of $4.4 billion.

Average assets under management were $29.0 billion in the three months ended September 30, 2010, an increase of 49% from $19.5 billion in the three months ended September 30, 2009. Average assets under management were $27.0 billion in the nine months ended September 30, 2010, an increase of 73% from $15.6 billion in the nine months ended September 30, 2009.

Open-end mutual funds

Open-end mutual fund assets under management increased 29% to $7.6 billion at September 30, 2010 from $5.9 billion at September 30, 2009. The increase in assets under management was due to market appreciation of $1.2 billion and net inflows of $511 million during the prior twelve month period.

Average assets under management for open-end mutual funds were $7.0 billion in the three months ended September 30, 2010, an increase of 37% from $5.1 billion in the three months ended September 30, 2009.

Net inflows for open-end mutual funds were $33 million in the three months ended September 30, 2010, compared with $386 million in the three months ended September 30, 2009. Gross inflows were $641 million in the three months ended September 30, 2010, compared with $747 million in the three months ended September 30, 2009. Gross outflows totaled $608 million in the three months ended September 30, 2010, compared with $361 million in the three months ended September 30, 2009. Market appreciation was $1.0 billion in the three months ended September 30, 2010, compared with $1.3 billion in the three months ended September 30, 2009.

Net inflows for open-end mutual funds were $465 million in the nine months ended September 30, 2010, compared with $471 million in the nine months ended September 30, 2009. Gross inflows were $2.0 billion in the nine months ended September 30, 2010, compared with $1.5 billion in the nine months ended September 30, 2009. Gross outflows totaled $1.6 billion in the nine months ended September 30, 2010, compared with $1.0 billion in the nine months ended September 30, 2009. Market appreciation was $888 million in the nine months ended September 30, 2010, compared with $1.2 billion in the nine months ended September 30, 2009.

Closed-end mutual funds

Closed-end mutual fund assets under management increased 14% to $5.9 billion at September 30, 2010, compared with $5.2 billion at September 30, 2009. The increase in assets under management was primarily attributable to market appreciation of $689 million during the prior twelve month period.

Average assets under management for closed-end mutual funds were $5.7 billion in the three months ended September 30, 2010, an increase of 20% from $4.8 billion in the three months ended September 30, 2009.

Closed-end mutual funds had net inflows of $29 million in the three months ended September 30, 2010, compared with inflows of $180 million in the three months ended September 30, 2009 due to releveraging achieved through the funds’ credit facilities. The releveraging was the result of market appreciation and not a change in the funds’ target leverage ratio. Market appreciation was $559 million in the three months ended September 30, 2010, compared with $799 million in the three months ended September 30, 2009.

Closed-end mutual funds had net inflows of $22 million in the nine months ended September 30, 2010, compared with $233 million in the nine months ended September 30, 2009 due to releveraging achieved through the funds’ credit facilities. The releveraging was the result of market appreciation and not a change in the funds’ target leverage ratio. Market appreciation was $335 million in the nine months ended September 30, 2010, compared with $681 million in the nine months ended September 30, 2009.

Institutional separate accounts

Institutional separate account assets under management increased 55% to $17.7 billion at September 30, 2010 from $11.4 billion at September 30, 2009. The increase in assets under management was due to net inflows of $3.8 billion and market appreciation of $2.5 billion during the prior twelve month period.

Average assets under management for institutional separate accounts were $16.2 billion in the three months ended September 30, 2010, an increase of 69% from $9.6 billion in the three months ended September 30, 2009.

Institutional separate accounts had net inflows of $1.0 billion in the three months ended September 30, 2010, compared with $1.2 billion in the three months ended September 30, 2009. Gross inflows were $1.8 billion in the three months ended September 30, 2010, compared with $1.6 billion in the three months ended September 30, 2009. Gross outflows totaled $798 million in the three months ended September 30, 2010, compared with $449 million in the three months ended September 30, 2009. Market appreciation was $2.3 billion in the three months ended September 30, 2010 and September 30, 2009.

Institutional separate accounts had net inflows of $3.0 billion in the nine months ended September 30, 2010, compared with $2.4 billion in the nine months ended September 30, 2009. Gross inflows were $4.7 billion in the nine months ended September 30, 2010, compared with $3.1 billion in the nine months ended September 30, 2009. Gross outflows totaled $1.7 billion in the nine months ended September 30, 2010, compared with $748 million in the nine months ended September 30, 2009. Market appreciation was $1.8 billion in the nine months ended September 30, 2010, compared with $2.5 billion in the nine months ended September 30, 2009.

Results of Operations

Three Months Ended September 30, 2010 compared with Three Months Ended September 30, 2009

	Three Months Ended September 30,
(in thousands)	2010	2009
Results of operations
Total revenue	$46,372	$33,827
Total expenses	(32,400)	(28,012)
Total non-operating income	4,489	4,212

Income before provision for income taxes	$18,461	$10,027

Revenue

Total revenue increased 37% to $46.4 million in the three months ended September 30, 2010 from $33.8 million in the three months ended September 30, 2009. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, from net inflows and market appreciation. Average assets under management in the three months ended September 30, 2010 were $29.0 billion compared with $19.5 billion in the three months ended September 30, 2009.

In the three months ended September 30, 2010, total investment advisory and administration revenue from open-end mutual funds increased 38% to $15.5 million from $11.3 million in the three months ended September 30, 2009. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $1.2 billion and net inflows of $511 million during the prior twelve month period. Average assets under management for open-end mutual funds in the three months ended September 30, 2010 were $7.0 billion compared with $5.1 billion in the three months ended September 30, 2009.

In the three months ended September 30, 2010, total investment advisory and administration revenue from closed-end mutual funds increased 23% to $11.5 million from $9.4 million in the three months ended September 30, 2009. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting primarily from market appreciation of $689 million during the prior twelve month period. Average assets under management for closed-end mutual funds in the three months ended September 30, 2010 were $5.7 billion compared with $4.8 billion in the three months ended September 30, 2009.

In the three months ended September 30, 2010, total investment advisory and administration revenue from institutional separate accounts increased 54% to $15.9 million from $10.3 million in the three months ended September 30, 2009. The increase in institutional separate account revenue was attributable to higher levels of average assets under management resulting from net inflows of $3.8 billion and market appreciation of $2.5 billion during the prior twelve month period. Average assets under management for institutional separate accounts in the three months ended September 30, 2010 were $16.2 billion compared with $9.6 billion in the three months ended September 30, 2009.

Expenses

Total operating expenses increased 16% to $32.4 million in the three months ended September 30, 2010 from $28.0 million in the three months ended September 30, 2009, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.

Employee compensation and benefits increased 13% to $18.1 million in the three months ended September 30, 2010 from $16.0 million in the three months ended September 30, 2009. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $706,000, higher amortization of restricted stock units of approximately $613,000 and higher salaries of approximately $571,000.

Distribution and service fee expenses increased 32% to $5.1 million in the three months ended September 30, 2010 from $3.8 million in the three months ended September 30, 2009. This increase was primarily due to higher average assets under management in certain of our open-end mutual funds.

General and administrative expenses increased 13% to $7.9 million in the three months ended September 30, 2010 from $7.0 million in the three months ended September 30, 2009. This increase was primarily due to higher information technology costs of approximately $309,000 resulting from upgrades made to our infrastructure, including application development, and higher travel and entertainment of approximately $197,000.

Non-operating Income

Non-operating income was $4.5 million in the three months ended September 30, 2010, compared with $4.2 million in the three months ended September 30, 2009. The third quarter 2010 results included a gain of approximately $2.2 million due to recoveries on the sale of previously impaired securities. Excluding this gain, non-operating income would have been $2.3 million for the three months ended September 30, 2010. The third quarter 2009 results included approximately $3.1 million of net trading gains from our consolidated global real estate long-short funds.

Income Taxes

We recorded income tax expense of $5.3 million in the three months ended September 30, 2010, compared with $2.1 million in the three months ended September 30, 2009. The effective tax rate of approximately 29% in the three months ended September 30, 2010 included discrete items, the most significant of which was attributable to the sale of previously impaired securities. Excluding the discrete items, the effective tax rate for the three months ended September 30, 2010 was approximately 34%. The effective tax rate for the three months ended September 30, 2009 was approximately 21%. We expect our tax rate for the full year 2010 to approximate 34%, excluding discrete items.

Nine Months Ended September 30, 2010 compared with Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
(in thousands)	2010	2009
Results of operations
Total revenue	$131,948	$83,682
Total expenses	(92,215)	(77,307)
Total non-operating income (loss)	7,574	(17,496)

Income (loss) before provision for income taxes	$47,307	$(11,121)

Revenue

Total revenue increased 58% to $131.9 million in the nine months ended September 30, 2010 from $83.7 million in the nine months ended September 30, 2009. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, from net inflows and market appreciation. Average assets under management in the nine months ended September 30, 2010 were $27.0 billion compared with $15.6 billion in the nine months ended September 30, 2009.

In the nine months ended September 30, 2010, total investment advisory and administration revenue from open-end mutual funds increased 61% to $43.9 million from $27.2 million in the nine months ended September 30, 2009. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $1.2 billion and net inflows of $511 million during the prior twelve month period. Average assets under management for open-end mutual funds in the nine months ended September 30, 2010 were $6.6 billion compared with $4.1 billion in the nine months ended September 30, 2009.

In the nine months ended September 30, 2010, total investment advisory and administration revenue from closed-end mutual funds increased 40% to $33.7 million from $24.0 million in the nine months ended September 30, 2009. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting primarily from market appreciation of $689 million during the prior twelve month period. Average assets under management for closed-end mutual funds in the nine months ended September 30, 2010 were $5.6 billion compared with $4.1 billion in the nine months ended September 30, 2009.

In the nine months ended September 30, 2010, total investment advisory and administration revenue from institutional separate accounts increased 79% to $44.3 million from $24.8 million in the nine months ended September 30, 2009. The increase in institutional separate account revenue was attributable to higher levels of average assets under management resulting from net inflows of $3.8 billion and market appreciation of $2.5 billion during the prior twelve month period. Average assets under management for institutional separate accounts in the nine months ended September 30, 2010 were $14.7 billion compared with $7.4 billion in the nine months ended September 30, 2009.

Expenses

Total operating expenses increased 19% to $92.2 million in the nine months ended September 30, 2010 from $77.3 million in the nine months ended September 30, 2009, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.

Employee compensation and benefits increased 20% to $51.5 million in the nine months ended September 30, 2010 from $43.0 million in the nine months ended September 30, 2009. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $4.6 million, higher amortization of restricted stock units of approximately $1.5 million and higher salaries of approximately $1.1 million.

Distribution and service fee expenses increased 42% to $14.2 million in the nine months ended September 30, 2010 from $10.0 million in the nine months ended September 30, 2009. This increase was primarily due to higher average assets under management in certain of our open-end mutual funds.

General and administrative increased 10% to $22.5 million in the nine months ended September 30, 2010 from $20.5 million in the nine months ended September 30, 2009. This increase was primarily due to higher travel and entertainment of approximately $765,000, higher information technology costs of approximately $364,000 resulting from upgrades made to our infrastructure, including application development, and higher marketing expenses of approximately $360,000.

Non-operating Income

Non-operating income was $7.6 million in the nine months ended September 30, 2010, compared with a non-operating loss of $17.5 million in the nine months ended September 30, 2009. The 2010 results included a gain of approximately $5.3 million due to recoveries on the sale of previously impaired securities. Excluding this gain, non-operating income would have been $2.3 million in the nine months ended September 30, 2010. The 2009 results included other-than-temporary impairment charges of $32.2 million recorded on available-for-sale securities, primarily from investments in preferred securities and seed money investments in our sponsored mutual funds. Excluding these charges, non-operating income would have been $14.7 million in the nine months ended September 30, 2009, of which approximately $11.6 million was related to net trading gains from our consolidated global real estate long-short funds.

Income Taxes

We recorded an income tax expense of $13.7 million in the nine months ended September 30, 2010, compared with $1.2 million in the nine months ended September 30, 2009. The effective tax rate of approximately 29% in the nine months ended September 30, 2010 included discrete items, the most significant of which was attributable to the sale of previously impaired securities. Excluding these discrete items, the effective tax rate for the nine months ended September 30, 2010 was approximately 34%. The effective tax rate for the nine months ended September 30, 2009 was approximately 21%, excluding discrete items. We expect our tax rate for the full year 2010 to approximate 34%, excluding discrete items.

Liquidity and Capital Resources

Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 82% and 71% of total assets as of September 30, 2010 and December 31, 2009, respectively. Included in investments, available-for-sale were approximately $4.9 million of auction rate preferred securities which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), at September 30, 2010. See Note 4 to the condensed consolidated financial statements relating to investments.

Cash and cash equivalents decreased by $52.2 million, excluding the effect of exchange rate changes, in the nine months ended September 30, 2010. Net cash provided by operating activities was $27.1 million in the nine months ended September 30, 2010. Net cash of $19.5 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $36.5 million, partially offset by purchases of $15.1 million of investments, available-for-sale and purchases of $1.7 million of property and equipment. Net cash of $98.8 million was used in financing activities, primarily from dividends to stockholders of $98.1 million, which included a special dividend of approximately $85.3 million paid on September 27, 2010, and repurchase of common stock of $3.4 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $2.0 million.

Cash and cash equivalents increased by $14.1 million, excluding the effect of exchange rate changes, in the nine months ended September 30, 2009. Net cash provided by operating activities was $7.3 million in the nine months ended September 30, 2009. Net cash of $11.0 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $36.1 million, partially offset by purchases of $22.9 million of investments, available-for-sale and purchases of $2.2 million of property and equipment. Net cash of $4.2 million was used in financing activities, primarily from dividends to stockholders of $6.4 million, a reduction to previously recorded excess tax benefits associated with the delivery of restricted stock units of $3.4 million and repurchase of common stock of $2.2 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $7.3 million.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2010, we exceeded our minimum regulatory capital requirements by approximately $1.3 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. During the three months ended September 30, 2010, we made a capital withdrawal of $10,000,000 from our broker/dealer. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At September 30, 2010, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $42.8 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of September 30, 2010. The following summarizes our contractual obligations as of September 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	2015 and after	Total
Operating leases	$1,904	$7,375	$7,148	$7,352	$1,122	$825	$25,726

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

Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our fair value committee, with unrealized gains and losses recorded as gain (loss) from trading securities reported in our condensed consolidated statements of operations.

Investments classified as equity investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income for the period. The carrying amounts of these investments approximate their fair value.

Investments classified as available-for-sale are primarily comprised of investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment of a security position is other than temporary, the loss will be recognized in our condensed consolidated statements of operations.

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

In June 2009, the FASB issued new guidance related to consolidation of Variable Interest Entities (“VIEs”) which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance was effective for the first quarter of our 2010 fiscal year. In February 2010, the FASB issued new guidance as an amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance did not have a material impact on our condensed consolidated financial statements because we met the criteria under the deferral afforded by the amendment.

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

Item 4. Controls and Procedures

Our management, including our co-chief executive officers and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on that evaluation, our co-chief executive officers and chief financial officer have concluded that our disclosure controls and procedures as of September 30, 2010 were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings

From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business. Except as noted below, there are currently no such matters pending that we believe could have a material adverse effect on our business or financial condition.

The Company, CSCM and the officers of two Cohen & Steers closed-end funds (collectively, the “Defendants”) were named as defendants in putative shareholder derivative actions captioned Gammon v. Cohen & Steers Capital Management, Inc., et al. and Livson v. Cohen & Steers Capital Management, Inc., et al. filed in the Supreme Court of the State of New York, County of New York on August 26, 2010 and September 8, 2010, respectively (together, the “Complaints”). The Complaints also named the two funds as nominal defendants. The Complaints allege breaches of fiduciary duties related to the redemption of the funds’ auction preferred shares at their liquidation preference, and seek indeterminate monetary damages in favor of the funds and an award of plaintiffs’ costs and disbursements in pursuing the action.

The Complaints follow the previously disclosed shareholder demand letters sent to the board of directors of three Cohen & Steers closed-end funds, which contain the same basic allegations contained in the Complaints. On October 28, 2010, a special committee consisting of independent members of the funds’ boards determined that the funds should not pursue claims based on the allegations in the demand letters and rejected the demands made in the letters. The Defendants believe that the Complaints are without merit, and intend to defend vigorously against these charges.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain, and we are unable to estimate the expense or exposure, if any, that it may represent, though it could potentially have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the condensed consolidated financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2009 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2010	441	(1)	$21.43	—	—
August 1 through August 31, 2010	4,485	(1)	$21.93	—	—
September 1 through September 30, 2010	935	(1)	$20.71	—	—

Total	5,861		$21.70	—	—

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date: November 9, 2010	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer