Form 10-K
period 2010-12-31
COHEN & STEERS INC
filed 2011-03-16
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $363 million. There is no non-voting common stock of the Registrant outstanding.

As of March 11, 2011, there were 43,098,985 shares of the Registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement of Cohen & Steers, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2011 annual meeting of stockholders scheduled to be held on May 19, 2011 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC.

i

PART I

Item 1. Business

OVERVIEW

Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries manages portfolios specializing in U.S. and international real estate securities, large cap value stocks, listed infrastructure and utilities, and preferred securities. CNS and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.” We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve individual and institutional investors through a broad range of investment vehicles.

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

At December 31, 2010, we managed $34.5 billion in assets—$8.5 billion in 15 open-end mutual funds, $6.4 billion in eight closed-end mutual funds and $19.6 billion in 109 institutional separate account portfolios for institutional investors.

The assets we manage increased 39% to $34.5 billion at December 31, 2010 from $24.8 billion at December 31, 2009. Changes in the assets we manage can come from two sources—inflows (or outflows) and market appreciation (or depreciation). The $9.7 billion increase in the assets we managed from 2009 to 2010 was the result of market appreciation of $4.8 billion and net inflows of $4.8 billion.

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

Investment advisory fees for the open-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund’s average assets under management. In the years ended December 31, 2010, 2009 and 2008, investment advisory and administrative fees from our open-end mutual funds totaled approximately $61.1 million, $40.5 million and $63.4 million, respectively, and accounted for 36%, 36% and 39%, respectively, of investment advisory and administrative fee revenue.

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

Investment advisory fees for the closed-end mutual funds vary based on each fund’s investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to six of the eight closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund’s average assets under management. In the years ended December 31, 2010, 2009 and 2008, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $46.1 million, $34.5 million and $61.9 million, respectively, and accounted for 27%, 31% and 38%, respectively, of investment advisory and administrative fee revenue.

In order to reduce expenses for certain of the closed-end mutual funds, we have agreed to waive a portion of the investment advisory fees otherwise payable by such funds. These waivers began to expire in January 2006 and continue through March 2012.

The table below describes each such closed-end mutual fund’s investment advisory fee charged in 2010 and what is scheduled to be charged, after giving effect to the amount of the fee that we have agreed to waive for each year (as a percentage of managed assets):

Year	Cohen & Steers Quality Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Infrastructure Fund, Inc. (formerly Cohen & Steers Select Utility Fund, Inc.) (through 3/31)
2010	0.77%	0.75%
2011	0.83%	0.80%
2012	0.85%	0.85%

Each of our investment advisory agreements with a closed-end mutual fund, including the fees payable under the waiver agreements, is subject, following the initial two year term, to annual approval by the mutual fund’s board of directors, including at least a majority of the independent directors. Our investment advisory and administration agreements with the closed-end mutual funds are generally terminable upon 60 or fewer days’ notice.

Institutional Separate Accounts. The 109 institutional separate accounts for which we are the investment advisor represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional separate account in a manner tailored to the investment preferences of that individual client as defined within each client’s individual investment advisory agreement. Our investment advisory agreements with the institutional separate account clients are generally terminable upon 60 days notice. In the years ended December 31, 2010, 2009 and 2008, investment advisory fees from our institutional separate accounts totaled approximately $62.6 million, $37.6 million and $38.5 million, respectively, and accounted for 37%, 33% and 24%, respectively, of investment advisory and administrative fee revenue.

Sub-advisory assets, which may be sold to retail investors, are included in our institutional separate account assets. Sub-advisory assets represent accounts for which we have been named as a sub-advisor by the investment advisor to that account. As sub-advisor, we have responsibility for managing the portfolio’s investments, while the investment advisor oversees our performance as sub-advisor.

Portfolio Consulting and Other Services. As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfying the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2010, we provided such advisory consulting services to UITs with aggregate assets of $1.4 billion. These assets are not included in the assets we manage.

We also provide services in connection with unified managed accounts (“UMAs”). A UMA is an investment advisory service that offers diversified portfolios for investors with long-term investment horizons. As portfolio consultant on a number of UMAs, we construct portfolios of securities that fulfill the investment objective of the mandate and supply daily models. As of December 31, 2010, we provided such advisory consulting services to UMAs with aggregate assets of $555 million. These assets are not included in the assets we manage.

We maintain two proprietary indices, Cohen & Steers Realty Majors Index (“RMP”) and Cohen & Steers Global Realty Majors Index (“GRM”). RMP is the basis for the iShares Cohen & Steers Realty Majors Index Fund (ICF) sponsored by BlackRock Institutional Trust Company, N.A. GRM is the basis for Cohen & Steers Global Realty Majors Fund (GRI) sponsored by ALPS Fund Services, Inc. and Claymore Global Real Estate ETF (CGR) sponsored by Claymore Investments, Inc. We earn a licensing fee based on the funds’ assets for the use of our indices, which assets as of December 31, 2010 were approximately $2.3 billion. These are not included in the assets we manage.

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

Each of the portfolios that we currently manage adheres to one of the following investment strategies, which may employ leverage:

U.S. Realty Total Return seeks total return by investing in a diversified portfolio of U.S. real estate investment trusts (“REITs”) and other publicly traded real estate companies.

U.S. Realty Focus seeks maximum total return by investing in a concentrated portfolio of U.S. REITs and other publicly traded real estate companies.

U.S. Realty Income seeks above-average income and capital appreciation by investing primarily in U.S. REITs and opportunistically in non-U.S. real estate securities and REIT preferred securities.

Global Realty Income seeks above-average income and capital appreciation by investing in global real estate securities and REIT preferred securities.

Global Real Estate Securities seeks total return by investing in global real estate securities.

International Real Estate Securities seeks total return by investing in real estate securities of companies based outside the United States.

European Real Estate Securities seeks total return by investing in real estate securities of companies based in Europe.

Asia Pacific Real Estate Securities seeks total return by investing in real estate securities of companies based in Asia and the Pacific Rim.

Large Cap Value seeks total return by investing predominately in large capitalization securities of U.S. based companies with above-average dividend growth.

REIT Preferred Securities seeks current income by investing in REIT preferred securities.

Preferred Securities seeks current income by investing in preferred and other income securities.

REIT and Preferred seeks current income by investing in U.S. REITs and other publicly traded real estate companies and preferred securities.

Global Listed Infrastructure seeks total return by investing in publicly traded infrastructure companies around the world.

Closed-end Opportunity seeks total return by investing in the common stock of closed-end mutual funds.

Global Income Builder seeks total return by investing in all five of Cohen & Steers’ dividend-oriented portfolios and employs an options overwriting strategy to enhance current income.

Global Real Estate Long-Short makes long and short investments in global real estate securities to maximize absolute and risk-adjusted returns with modest volatility.

Global Private Real Estate Multimanager invests in private global real estate funds that provide the potential for attractive risk-adjusted returns.

Preferred and Income seeks total return by investing in preferred and other income securities.

Emerging Market Real Estate Securities seeks total return by investing in companies based in emerging countries.

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

Our institutional separate account relationships extend to institutions such as corporate and public pensions, endowments and foundations and insurance funds. As of December 31, 2010, approximately $13.3 billion of our institutional separate account assets were sub-advisory portfolios managed for several mutual funds and variable annuity funds. These funds are sponsored by other financial institutions and are distributed in the United States, Canada, Europe, Australia and Japan.

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

Regulation

Our business is subject to extensive regulation in the United States at both the federal and state level, as well as by self regulatory organizations (each, a “SRO”). The U.S. Securities and Exchange Commission (“SEC”) is responsible for enforcing the U.S. federal securities laws and serves as a supervisory body for all federally registered investment advisors, as well as for national securities exchanges and associations.

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

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on the Company. It is not possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon the Company’s business and results of operations. Other jurisdictions outside the United States in which the Company operates are also in the process of devising or considering more pervasive regulation of many elements of the financial services industry, which could have a similar impact on the Company. The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of the Company’s business activities; require the Company to change certain business practices; and expose the Company to additional costs (including compliance costs) and liabilities, as well as reputational harm.

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

Employees

As of December 31, 2010, we had 220 full-time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our Web site at http://www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our Web site the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC’s Web site at http://www.sec.gov.

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

A significant portion of our revenue is derived from the investment advisory and administration fees we receive from our clients. These fees are based on the market value of the assets underlying the agreements that govern the fee calculations. Accordingly, a decline in the price of the securities in which we invest on behalf of our clients generally, and real estate securities in particular, could cause our revenue and earnings to decline. For example, the unprecedented turmoil in the global capital markets and in the REIT industry in particular during

2008, extended to the first quarter of 2009, had a significant material adverse effect on the value of the assets we managed and our earnings and revenue, causing our assets under management to decline.

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

As of December 31, 2010, 44% of the assets we managed were concentrated in U.S. real estate common stocks and 27% were concentrated in non-U.S. real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of a real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities (such as the decline which occurred in the fourth quarter of 2008 and that extended into the first quarter of 2009) could reduce the assets we manage and our revenue.

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

Certain of the closed-end funds managed by the Company utilized leverage in the form of auction market preferred securities (“AMPS”). These AMPS were issued by the funds to provide additional capital with the objective of increasing the net income available for the funds’ shareholders. Due to the disruption in the capital markets during 2008 and 2009, the funds redeemed all of the AMPS and replaced a portion with bank financing in the aggregate amount of $1.7 billion as of December 31, 2010.

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

At December 31, 2010, our three largest separate account relationships (which are sub-advisory relationships), covering numerous strategies and accounts, represented approximately 15% of our total revenue in 2010. Approximately 52% of the separate account assets we managed and approximately 29% of the total assets we managed was derived from these three separate account relationships. Loss of, or significant withdrawal from, any of these separate accounts would reduce our revenue. We have, from time to time, lost separate accounts because of decisions by our clients to reallocate their assets to different asset classes or to move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.

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

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against the Company and loss of revenues due to client terminations.

When clients retain the Company to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to the Company’s reputation or in its clients seeking to recover losses, withdrawing their funds or terminating their contracts, any of which could cause the Company’s revenues and earnings to decline.

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

We have increased and expanded our product offerings and international business activities over the past several years, including the management of global real estate long-short and multimanager strategies. As a result of such expansion, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such international expansion, could result in operational failures and regulatory fines or sanctions.

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

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that have the effect of defraying certain of our expenses. If the ability of asset managers to use “soft dollars” were reduced or eliminated our operating expenses would potentially have increased by approximately $4.6 million in 2010. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated or significantly reduced.

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

Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 55% of our common stock as of March 11, 2011. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who directly or indirectly own, in the aggregate, 23,798,303 shares of our common stock as of March 11, 2011, may sell shares of our common stock, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.

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

The Company, CSCM and the officers of two Cohen & Steers closed-end funds (collectively, the “Defendants”) were named as defendants in putative shareholder derivative actions captioned Gammon v. Cohen & Steers Capital Management, Inc., et al. and Klein v. Cohen & Steers Capital Management, Inc., et al. filed in the Supreme Court of the State of New York, County of New York on August 26, 2010 and September 8, 2010, respectively (together, the “Complaints”). The Complaints also named the two funds as nominal defendants. The Complaints allege breaches of fiduciary duties related to the redemption of the funds’ auction preferred shares at their liquidation preference, and seek indeterminate monetary damages in favor of the funds and an award of plaintiffs’ costs and disbursements in pursuing the action.

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

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain at this time, and we are unable to estimate the expense or exposure, if any, that it may represent, though it could potentially have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the Company’s consolidated financial statements.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS.” As of March 11, 2011, there were 44 holders of record of our common stock. Common stockholders include institutional and omnibus accounts that hold common stock for numerous underlying investors. The closing sale price of our common stock on March 11, 2011 was $28.27 per share.

The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. On March 10, 2011, we declared a quarterly cash dividend on our common stock in the amount of $0.15 per share.

The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for our common stock as reported on the NYSE:

Three Months Ended 2010	March 31	June 30	September 30		December 31
High price	$25.55	$29.20	$23.19		$28.98
Low price	$19.31	$20.57	$19.38		$21.30
Closing price	$24.96	$20.74	$21.70		$26.10
Cash dividend declared per share	$0.10	$0.10	$2.10	*	$0.10

Three Months Ended 2009	March 31	June 30	September 30		December 31
High price	$13.46	$17.93	$24.32		$25.86
Low price	$8.13	$10.66	$13.05		$18.61
Closing price	$11.16	$14.95	$24.00		$22.84
Cash dividend declared per share	$0.05	$0.05	$0.05		$0.05

* The Company declared a special extraordinary dividend in the amount of $2.00 per share on August 5, 2010.

During the three months ended December 31, 2010, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2010	89	$24.79	—	—
November 1 through November 30, 2010	342	$27.97	—	—
December 1 through December 31, 2010	—	$—	—	—

Total	431	$27.32	—	—

(1) Purchases made by us to satisfy income tax withholding obligations of certain employees.

During the fiscal year ended December 31, 2010, we did not sell any equity securities that were not registered under the Securities Act.

Item 6. Selected Financial Data

The selected consolidated financial data, together with other information presented below, should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The data reflect certain reclassifications to conform to the current year’s presentation. The amounts related to these reclassifications are not material to our consolidated financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Years Ended December 31,
($ in thousands, except per share data)	2010		2009		2008		2007		2006
Consolidated Statements of Operations
Total revenue	$183,738		$123,553		$185,830		$255,069		$172,714
Total operating expenses	130,952	(6)	105,990		132,537	(4)	155,597	(2)	184,487 (1)

Operating income (loss)	52,786		17,563		53,293		99,472		(11,773)
Total non-operating income (loss)	12,708	(7)	(13,399	)(5)	(7,413	)(3)	10,009		8,399

Income (loss) from continuing operations before provision (benefit) for income taxes	65,494		4,164		45,880		109,481		(3,374)
Provision (benefit) for income taxes	19,089		4,490		20,822		41,378		(1,511)

Income (loss) from continuing operations	$46,405		$(326)		$25,058		$68,103		$(1,863)
(Loss) income from discontinued operations, net of tax	—		(10)		(6,997)		7,393		5,067

Net income (loss)	$46,405		$(336)		$18,061		$75,496		$3,204
Less: Net income attributable to redeemable noncontrolling interest	(8)		(1,374)		—		—		—

Net income (loss) attributable to common shareholders	$46,397		$(1,710)		$18,061		$75,496		$3,204

Earnings per share data—Basic
Income (loss) from continuing operations attributable to common shareholders	$1.09		$(0.04)		$0.60		$1.63		$(0.05)

(Loss) income from discontinued operations, net of tax, attributable to common shareholders	$—		$(0.00)		$(0.17)		$0.18		$0.13

Net income (loss) attributable to common shareholders	$1.09		$(0.04)		$0.43		$1.80		$0.08

Earnings per share data—Diluted
Income (loss) from continuing operations attributable to common shareholders	$1.07		$(0.04)		$0.60		$1.60		$(0.05)

(Loss) income from discontinued operations, net of tax, attributable to common shareholders	$—		$(0.00)		$(0.17)		$0.17		$0.12

Net income (loss) attributable to common shareholders	$1.07		$(0.04)		$0.43		$1.77		$0.08

Cash dividends declared per share	$2.40		$0.20		$0.76		$0.80		$0.48
Consolidated Statements of Financial Condition
Cash and cash equivalents	$136,191		$153,002		$121,857		$136,971		$139,360
Equity investments	43,979		10,842		—		—		—
Investments, available-for-sale	16,954		45,758		44,845		93,703		39,408
Total assets	277,586		328,711		286,122		332,245		285,146
Total liabilities	44,221		40,376		41,180		50,330		43,737
Total stockholders’ equity	233,365		284,869		244,942		281,915		241,409

Other Financial Data (unaudited) ($ in Millions)
Assets under management (AUM) by account type:
Open-end mutual funds	$8,484		$6,285		$4,280		$8,900		$9,575
Closed-end mutual funds	6,353		5,546		4,278		10,274		11,391
Institutional separate accounts	19,625		12,954		6,544		10,612		8,930

Total AUM	$34,462		$24,785		$15,102		$29,786		$29,896

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

(6) Includes $4.1 million expense associated with a payment of additional compensation agreement entered into in connection with the offering of a closed-end mutual fund.

(7) Includes $6.8 million gain due to recoveries on the sale of previously impaired securities.

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

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2010	2009	2008

OPEN-END MUTUAL FUNDS
Assets under management, beginning of period	$6,285	$4,280	$8,900

Inflows	2,915	2,112	2,665
Outflows	(2,117)	(1,595)	(3,860)

Net inflows (outflows)	798	517	(1,195)
Market appreciation (depreciation)	1,401	1,488	(3,425)

Total increase (decrease)	2,199	2,005	(4,620)

Assets under management, end of period	$8,484	$6,285	$4,280

Average assets under management for period	$6,984	$4,527	$7,089

CLOSED-END MUTUAL FUNDS
Assets under management, beginning of period	$5,546	$4,278	$10,274

Inflows	340	628	—
Outflows	(79)	(395)	(2,098)

Net inflows (outflows)	261	233	(2,098)
Market appreciation (depreciation)	546	1,035	(3,898)

Total increase (decrease)	807	1,268	(5,996)

Assets under management, end of period	$6,353	$5,546	$4,278

Average assets under management for period	$5,754	$4,425	$8,534

INSTITUTIONAL SEPARATE ACCOUNTS
Assets under management, beginning of period	$12,954	$6,544	$10,612

Inflows	6,116	4,516	2,016
Outflows	(2,327)	(1,306)	(2,075)

Net inflows (outflows)	3,789	3,210	(59)
Market appreciation (depreciation)	2,882	3,200	(4,009)

Total increase (decrease)	6,671	6,410	(4,068)

Assets under management, end of period(1)	$19,625	$12,954	$6,544

Average assets under management for period	$15,690	$8,491	$9,290

TOTAL
Assets under management, beginning of period	$24,785	$15,102	$29,786

Inflows	9,371	7,256	4,681
Outflows	(4,523)	(3,296)	(8,033)

Net inflows (outflows)	4,848	3,960	(3,352)
Market appreciation (depreciation)	4,829	5,723	(11,332)

Total increase (decrease)	9,677	9,683	(14,684)

Assets under management, end of period	$34,462	$24,785	$15,102

Average assets under management for period	$28,428	$17,443	$24,913

(1) As of December 31, 2010 and December 31, 2009, assets under management from institutional separate accounts included $152 million and $36 million, respectively, of assets invested in our alternative strategy.

Assets under management were $34.5 billion at December 31, 2010, a 39% increase from $24.8 billion at December 31, 2009 and an increase of 128% from $15.1 billion at December 31, 2008. The increase in assets under management was due to market appreciation of approximately $4.8 billion and net inflows of $4.8 billion during the year ended December 31, 2010.

A significant majority of our revenue, approximately 92%, 91% and 88% in the years ended December 31, 2010, 2009 and 2008, respectively, was derived by providing asset management services to our sponsored open-end and closed-end mutual funds and to institutional separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee generally applied to the average assets under management in the client’s portfolio.

Average assets under management were $28.4 billion in the year ended December 31, 2010, a 63% increase from $17.4 billion in the year ended December 31, 2009.

Open-end mutual funds

Open-end mutual fund assets under management were $8.5 billion at December 31, 2010, compared with $6.3 billion at December 31, 2009 and $4.3 billion at December 31, 2008. The increase in assets under management from December 31, 2009 was attributable to $1.4 billion of market appreciation and $798 million of net inflows. The increase in assets under management during 2009 was attributable to $1.5 billion of market appreciation and $517 million of net inflows. The decrease in assets under management during 2008 was attributable to $3.4 billion of market depreciation and $1.2 billion of net outflows.

Average assets under management were $7.0 billion in the year ended December 31, 2010, an increase of 54% from $4.5 billion in the year ended December 31, 2009 and a decrease of 1% from $7.1 billion in the year ended December 31, 2008.

Net inflows for open-end mutual funds were $798 million in the year ended December 31, 2010, compared with net inflows of $517 million in the year ended December 31, 2009 and net outflows of $1.2 billion in the year ended December 31, 2008. Gross inflows increased to $2.9 billion in the year ended December 31, 2010, compared with $2.1 billion in the year ended December 31, 2009 and $2.7 billion in the year ended December 31, 2008. Gross outflows totaled $2.1 billion in the year ended December 31, 2010, compared with $1.6 billion in the year ended December 31, 2009 and $3.9 billion in the year ended December 31, 2008.

Market appreciation was $1.4 billion in the year ended December 31, 2010, compared with market appreciation of $1.5 billion in the year ended December 31, 2009 and market depreciation of $3.4 billion in the year ended December 31, 2008.

Closed-end mutual funds

Closed-end mutual fund assets under management were $6.4 billion at December 31, 2010, compared with $5.5 billion at December 31, 2009 and $4.3 billion at December 31, 2008. The increase in assets under management from December 31, 2009 was primarily attributable to market appreciation of $546 million and $261 million of net inflows primarily due to the launch of Cohen & Steers Select Preferred and Income Fund, Inc. (“PSF”) on November 24, 2010, which raised $279 million as of December 31, 2010 and $407 million through January 31, 2011, including leverage. The increase in assets under management during 2009 was primarily attributable to market appreciation of $1.0 billion and $233 million of net inflows due to line of credit borrowings achieved through the funds’ credit facilities. The decrease in assets under management during 2008 was primarily attributable to market depreciation of $3.9 billion and the redemption of $2.1 billion of auction market preferred securities.

Average assets under management were $5.8 billion in the year ended December 31, 2010, an increase of 30% from $4.4 billion in the year ended December 31, 2009 and a decrease of 33% from $8.5 billion in the year ended December 31, 2008.

Market appreciation was $546 million in the year ended December 31, 2010, compared with market appreciation of $1.0 billion in the year ended December 31, 2009 and market depreciation of $3.9 billion in the year ended December 31, 2008.

Institutional separate accounts

Institutional separate account assets under management were $19.6 billion at December 31, 2010, compared with $13.0 billion at December 31, 2009 and $6.5 billion at December 31, 2008. The increase in assets under management from December 31, 2009 was attributable to $3.8 billion of net inflows and $2.9 billion of market appreciation. The increase in assets under management during 2009 was attributable to $3.2 billion of market appreciation and $3.2 billion of net inflows. The decrease in assets under management during 2008 was attributable primarily to $4.0 billion of market depreciation.

Average assets under management were $15.7 billion in the year ended December 31, 2010, an increase of 85% from $8.5 billion in the year ended December 31, 2009 and an increase of 69% from $9.3 billion in the year ended December 31, 2008.

Institutional separate accounts had net inflows of $3.8 billion in the year ended December 31, 2010, compared with net inflows of $3.2 billion in the year ended December 31, 2009 and net outflows of $59 million in the year ended December 31, 2008. Gross inflows were $6.1 billion in the year ended December 31, 2010, compared with $4.5 billion in the year ended December 31, 2009 and $2.0 billion in the year ended December 31, 2008. Gross outflows totaled $2.3 billion in the year ended December 31, 2010, compared with $1.3 billion in the year ended December 31, 2009 and $2.1 billion in the year ended December 31, 2008.

Market appreciation was $2.9 billion in the year ended December 31, 2010, compared with market appreciation of $3.2 billion in the year ended December 31, 2009 and market depreciation of $4.0 billion in the year ended December 31, 2008.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2010	2009	2008
Results from continuing operations
Total revenue	$183,738	$123,553	$185,830
Total expenses	(130,952)	(105,990)	(132,537)
Net non-operating income (loss)	12,708	(13,399)	(7,413)

Income from continuing operations before provision for income taxes	$65,494	$4,164	$45,880

Results from discontinued operations
Total revenue	$—	$—	$1,181
Total expenses	—	(21)	(13,417)
Net non-operating income	—	4	405

Loss from discontinued operations before provision for income taxes	$—	$(17)	$(11,831)

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

2010 COMPARED WITH 2009

Results from Continuing Operations

Revenue

Revenue increased 49% to $183.7 million in the year ended December 31, 2010 from $123.6 million in the year ended December 31, 2009. The increase was primarily attributable to higher levels of average assets under management, from net inflows and market appreciation. Average assets under management in the year ended December 31, 2010 were $28.4 billion compared with $17.4 billion in 2009. Investment advisory and administration fees increased 51% to $169.8 million in the year ended December 31, 2010, compared with $112.6 million in the year ended December 31, 2009.

In the year ended December 31, 2010, total investment advisory and administration revenue from open-end mutual funds increased 51% to $61.1 million from $40.5 million in the year ended December 31, 2009. The increase was primarily attributable to higher levels of average assets under management resulting from market appreciation of $1.4 billion and net inflows of $798 million in 2010. Average assets under management for open-end mutual funds in the year ended December 31, 2010 were $7.0 billion compared with $4.5 billion in 2009.

In the year ended December 31, 2010, total investment advisory and administration revenue from closed-end mutual funds increased 34% to $46.1 million from $34.5 million in the year ended December 31, 2009. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $546 million and net inflows of $261 million primarily as a result of the launch of PSF in 2010. Average assets under management for closed-end mutual funds in the year ended December 31, 2010 were $5.8 billion compared with $4.4 billion in 2009.

In the year ended December 31, 2010, total investment advisory and administration revenue from institutional separate accounts increased 67% to $62.6 million from $37.6 million in the year ended December 31, 2009. This increase was attributable to higher levels of average assets under management resulting from net inflows of $3.8 billion and market appreciation of $2.9 billion in 2010. Average assets under management for institutional separate accounts in the year ended December 31, 2010 were $15.7 billion compared with $8.5 billion in 2009.

Distribution and service fee revenue increased 20% to $9.1 million in the year ended December 31, 2010 from $7.5 million in the year ended December 31, 2009. This increase in distribution and service fee revenue was primarily due to higher levels of average assets under management in 2010.

Expenses

Total operating expenses increased 24% to $131.0 million in the year ended December 31, 2010 from $106.0 million in the year ended December 31, 2009, primarily due to increases in employee compensation and benefits of $13.7 million, distribution and service fee expenses of $8.0 million, and general and administrative expenses of $2.8 million.

Employee compensation and benefits increased 24% to $71.7 million in the year ended December 31, 2010 from $58.0 million in the year ended December 31, 2009. The increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $8.7 million, higher amortization of restricted stock units of approximately $2.2 million and higher salaries of approximately $1.7 million.

Distribution and service fees increased 54% to $22.6 million in the year ended December 31, 2010 from $14.7 million in the year ended December 31, 2009. This increase was primarily due to the costs of approximately $3.2 million associated with the launch of PSF and higher levels of average assets under management in open-end mutual funds for the 2010 period.

General and administrative increased 10% to $31.2 million in the year ended December 31, 2010 from $28.4 million in the year ended December 31, 2009. This increase was primarily due to higher travel and entertainment expenses of approximately $862,000, higher information technology costs of approximately $635,000 resulting from upgrades made to our infrastructure, including application development, and higher marketing expenses of approximately $527,000.

Non-operating Income (loss)

Non-operating income was $12.7 million in the year ended December 31, 2010, compared with non-operating loss of $13.4 million in the year ended December 31, 2009. The 2010 results included a gain of approximately $6.8 million due to recoveries on the sale of previously impaired securities. Excluding this gain, non-operating income would have been $5.9 million. The 2009 results included other-than-temporary impairment charges of $32.3 million recorded on available-for-sale securities, primarily from investments in preferred securities and seed money investments in our sponsored mutual funds. Excluding these charges, non-operating income would have been $18.8 million in the year ended December 31, 2009. The decrease was primarily attributable to decreased gains from trading securities of $14.2 million attributable to the consolidation of our long short global real estate funds in 2009.

Income Taxes

We recorded an income tax expense of $19.1 million in the year ended December 31, 2010, compared with $4.5 million in the year ended December 31, 2009. The effective tax rate of 29% in the year ended December 31, 2010 included discrete items, the most significant of which was attributable to gains of approximately

$6.8 million from the sale of previously impaired securities. The provision for income taxes in the year ended December 31, 2009 included the reversal of an approximate $3.2 million valuation allowance associated with available-for-sale securities recorded in 2008 and approximately $7.3 million related to non-deductible impairment charges recorded during the year ended December 31, 2009. The provision for income taxes in the years ended December 31, 2010 and 2009 include U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 34% and 21%, respectively, excluding the items mentioned above.

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

In the year ended December 31, 2009, total investment advisory and administration revenue from institutional separate accounts decreased 2% to $37.6 million from $38.5 million in the year ended December 31, 2008. This decrease was attributable to lower levels of average assets under management in 2009.

Distribution and service fee revenue decreased 56% to $7.5 million in the year ended December 31, 2009 from $17.1 million in the year ended December 31, 2008. This decrease in distribution and service fee revenue was primarily due to lower levels of average assets under management in 2009.

Expenses

Total operating expenses decreased 20% to $106.0 million in the year ended December 31, 2009 from $132.5 million in the year ended December 31, 2008, primarily due to decreases in distribution and service fees of $9.5 million, restructuring and impairment charges of $5.6 million, employee compensation and benefits of $4.6 million, general and administrative expenses of $3.9 million and amortization of deferred commission of $3.4 million.

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

General and administrative decreased 12% to $28.4 million in the year ended December 31, 2009 from $32.2 million in the year ended December 31, 2008. This decrease was primarily attributable to lower travel and entertainment expenses of approximately $1.8 million, lower professional fees of approximately $749,000 and lower office expense of approximately $706,000.

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

Liquidity and Capital Resources

Our business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 83% and 71% of total assets as of December 31, 2010 and 2009, respectively. Included in equity investments and investments, available-for-sale at December 31, 2010 were approximately $38.2 million of equity investments in our global real estate long-short funds and $4.9 million of auction rate preferred securities, respectively, which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”). Included in equity investments and investments, available-for-sale at December 31, 2009 were approximately $10.8 million of an investment in our global real estate long-short fund and $5.1 million of auction rate preferred securities and $2.6 million of corporation debt securities, respectively, which were classified as level 2 investments in accordance with Topic 820. See Note 4 to the consolidated financial statements relating to investments.

Net cash provided by operating activities increased to $54.0 million in the year ended December 31, 2010 from $22.1 million and $35.2 million in the years ended December 31, 2009 and December 31, 2008, respectively. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

Net cash provided by investing activities was $32.3 million in the year ended December 31, 2010, compared with net cash provided by investing activities of $10.3 million and $1.7 million in the years ended December 31, 2009 and December 31, 2008, respectively. In 2010, net cash provided by investing activities was primarily comprised of $54.9 million of proceeds from sale of investments, available-for-sale, partially offset by $19.7 million of purchases of investments, available-for-sale and $2.9 million of purchases of property and equipment. In 2009, net cash provided by investing activities was primarily comprised of $45.6 million of proceeds from sale of investments, available-for-sale, partially offset by $32.8 million of purchases of investments, available-for-sale and $2.5 million of purchases of property and equipment. In 2008, net cash provided by investing activities was primarily comprised of $45.1 million of proceeds from sale of investments, available-for-sale, partially offset by $35.4 million of purchases of investments, available-for-sale and $8.0 million of purchases of property and equipment.

Net cash used in financing activities was $103.0 million in the year ended December 31, 2010, compared with net cash used in financing activities of $1.7 million and $52.1 million in the years ended December 31, 2009 and December 31, 2008, respectively. In 2010, net cash used in financing activities was primarily comprised of $102.4 million for the payment of dividends to stockholders, which included a special dividend of approximately $85.3 million paid on September 27, 2010, and $3.4 million for the repurchase of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $2.0 million. In 2009, net cash used in financing activities was primarily comprised of $8.5 million for the payment of dividends to stockholders, a reduction to previously recorded excess tax benefits associated with the delivery of restricted stock units of $3.4 million and $2.3 million for the repurchase of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $11.8 million. In 2008, net cash used in financing activities was primarily comprised of $32.0 million for the repurchase of common stock and $31.6 million for the payment of dividends to stockholders, partially offset by $10.8 million of excess tax benefits associated with delivery of restricted stock units.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At December 31, 2010, we exceeded our aggregate minimum regulatory capital requirements by approximately $1.2 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. During 2010, we made a capital withdrawal of $10 million from our broker/dealer. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At December 31, 2010, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $44.7 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations and Contingencies

We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of December 31, 2010. The following summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$7,372	$7,145	$7,349	$1,119	$530	$289	$23,804

We had $4.7 million, $4.9 million and $5.7 million of total gross unrecognized tax benefits as of December 31, 2010, 2009 and 2008, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.8 million, $2.5 million and $3.4 million (net of the federal benefit on state issues) as of December 31, 2010, 2009 and 2008, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010 and 2009, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.9 million, respectively. See Note 12 to the consolidated financial statements for additional disclosures related to income taxes.

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

Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our fair value committee, with unrealized gains and losses recorded as gain (loss) from trading securities reported in our consolidated statement of operations.

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

In June 2009, the FASB issued new guidance related to consolidation of Variable Interest Entities (“VIEs”) which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance was effective for the first quarter of our 2010 fiscal year. In February 2010, the FASB issued new guidance as an amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance did not have a material impact on our consolidated financial statements because we met the criteria under the deferral afforded by the amendment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to the risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments. At December 31, 2010, we had approximately $44.0 million of equity investments, which represented our equity interests in our global real estate long-short funds and Cohen & Steers Global Listed Infrastructure Fund. As of December 31, 2010, we had approximately $17.0 million of investments, available-for-sale which were comprised of approximately $4.1 million invested in our sponsored mutual funds, $5.9 million invested in perpetual preferred securities and $6.9 million invested in foreign and domestic common stocks.

The following is a summary of the effect that 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at December 31, 2010:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Equity investments	$43,979	$48,377	$39,581
Investments, available-for-sale	16,954	18,649	15,259

Total investments, available-for-sale	$60,933	$67,026	$54,840

A significant majority of our revenue—approximately 92%, 91% and 88% in the years ended December 31, 2010, 2009 and 2008, respectively—was derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to such market factors as inflation, interest changes and economic downturn, may cause our revenue and income to decline by:

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

As of December 31, 2010, 44% and 27% of the assets we managed were concentrated in U.S. real estate common stocks and international real estate common stocks, respectively. An increase in interest rates or prolonged economic downturn could have a negative impact on the valuation of REITs and other securities in our clients’ portfolios, which could reduce our revenue. In addition, an increase in interest rates or prolonged economic downturn could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010.

Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 were effective to accomplish their objectives at a reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(5)
10.11	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)
10.12	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto).
31.1	—Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	—Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

March 16, 2011

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

Signature	Title	Date

/S/ MARTIN COHEN Martin Cohen	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 16, 2011

/S/ ROBERT H. STEERS Robert H. Steers	Co-Chairman, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 16, 2011

/S/ RICHARD E. BRUCE Richard E. Bruce	Director	March 16, 2011

/S/ PETER L. RHEIN Peter L. Rhein	Director	March 16, 2011

/S/ RICHARD P. SIMON Richard P. Simon	Director	March 16, 2011

/S/ EDMOND D. VILLANI Edmond D. Villani	Director	March 16, 2011

/S/ MATTHEW S. STADLER Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 16, 2011

/S/ BERNARD M. DOUCETTE Bernard M. Doucette	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2011

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

New York, New York

March 16, 2011

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$136,191	$153,002
Securities owned	—	17,621
Equity investments	43,979	10,842
Investments, available-for-sale	16,954	45,758
Accounts receivable	32,821	23,324
Due from broker	—	28,234
Income tax receivable	—	777
Property and equipment—net	13,242	14,866
Deferred commissions—net	785	523
Goodwill	20,334	21,196
Intangible assets—net	1,968	2,057
Deferred income tax asset—net	8,058	6,649
Other assets	3,254	3,862

Total assets	$277,586	$328,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$20,273	$12,009
Securities sold but not yet purchased	—	16,118
Income tax payable	9,077	77
Deferred rent	2,209	2,656
Other liabilities and accrued expenses	12,662	9,516

Total liabilities	44,221	40,376

Commitments and contingencies (see Note 11)
Redeemable noncontrolling interest	—	3,466

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 45,395,084 and 44,834,012 shares issued and outstanding at December 31, 2010 and 2009, respectively	454	448
Additional paid-in capital	378,081	357,886
Accumulated deficit	(65,553)	(5,382)
Accumulated other comprehensive income, net of tax	2,971	11,119
Less: Treasury stock, at cost, 2,754,696 and 2,594,982 shares at December 31, 2010 and 2009, respectively	(82,588)	(79,202)

Total stockholders’ equity	233,365	284,869

Total liabilities and stockholders’ equity	$277,586	$328,711

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Revenue:
Investment advisory and administration fees	$169,844	$112,566	$163,870
Distribution and service fees	9,078	7,545	17,055
Portfolio consulting and other	4,816	3,442	4,905

Total revenue	183,738	123,553	185,830

Expenses:
Employee compensation and benefits	71,658	57,962	62,549
Restructuring and impairment	—	—	5,586
Distribution and service fees	22,631	14,668	24,119
General and administrative	31,173	28,350	32,242
Depreciation and amortization	4,531	4,221	3,885
Amortization, deferred commissions	959	789	4,156

Total expenses	130,952	105,990	132,537

Operating income	52,786	17,563	53,293

Non-operating income (expense):
Interest and dividend income—net	1,453	1,870	5,910
(Loss) gain from trading securities—net	(182)	14,055	(492)
Gain (loss) from available-for-sale securities—net	7,564	(30,245)	(13,476)
Equity in earnings of affiliates	3,010	340	—
Other	863	581	645

Total non-operating income (loss)	12,708	(13,399)	(7,413)

Income from continuing operations before provision for income taxes	65,494	4,164	45,880
Provision for income taxes	19,089	4,490	20,822

Income (loss) from continuing operations	46,405	(326)	25,058
Loss from discontinued operations, net of tax	—	(10)	(6,997)

Net income (loss)	46,405	(336)	18,061
Less: Net income attributable to redeemable noncontrolling interest	(8)	(1,374)	—

Net income (loss) attributable to common shareholders	$46,397	$(1,710)	$18,061

Earnings per share—Basic:
Income (loss) from continuing operations attributable to common shareholders	$1.09	$(0.04)	$0.60

Loss from discontinued operations, net of tax, attributable to common shareholders	$—	$(0.00)	$(0.17)

Net income (loss) attributable to common shareholders	$1.09	$(0.04)	$0.43

Earnings per share—Diluted:
Income (loss) from continuing operations attributable to common shareholders	$1.07	$(0.04)	$0.60

Loss from discontinued operations, net of tax, attributable to common shareholders	$—	$(0.00)	$(0.17)

Net income (loss) attributable to common shareholders	$1.07	$(0.04)	$0.43

Weighted average shares outstanding:
Basic	42,715	42,339	41,864

Diluted	43,227	42,339	42,094

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2010	2009	2008
Net income (loss) attributable to common shareholders	$46,397	$(1,710)	$18,061
Foreign currency translation (loss) gain	(1,000)	994	(841)
Net unrealized gain (loss) from investments, available-for-sale, net of tax	416	10,500	(18,183)
Reclassification to statements of operations of (gain) loss from investments, available-for-sale, net of tax	(7,564)	30,245	(8,015)

Total comprehensive income (loss) attributable to common shareholders	$38,249	$40,029	$(8,978)

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Stockholder’s Equity	Redeemable Noncontrolling Interest	Shares of Common Stock
Beginning balance, January 1, 2008	$411	$310,459	$19,567	$(3,581)	$(44,941)	$281,915	$—	39,989
Dividends	—	—	(32,647)	—	—	(32,647)	—
Issuance of common stock	31	914	—	—	—	945	—	3,038
Repurchase of common stock	—	—	—	—	(32,008)	(32,008)	—	(1,268)
Tax benefits associated with restricted stock units—net	—	11,189	—	—	—	11,189	—	—
Issuance of restricted stock units	—	3,114	—	—	—	3,114	—	—
Amortization of restricted stock units—net	—	21,552	—	—	—	21,552	—	—
Forfeitures of vested restricted stock units	—	(140)	—	—	—	(140)	—	—
Net income	—	—	18,061	—	—	18,061	—	—
Other comprehensive loss, net of taxes	—	—	—	(27,039)	—	(27,039)	—	—

Ending balance, December 31, 2008	$442	$347,088	$4,981	$(30,620)	$(76,949)	$244,942	$—	41,759

Dividends	—	—	(8,653)	—	—	(8,653)	—
Issuance of common stock	6	625	—	—	—	631	—	653
Repurchase of common stock	—	—	—	—	(2,253)	(2,253)	—	(173)
Reduction of tax benefits associated with restricted stock units—net	—	(3,312)	—	—	—	(3,312)	—	—
Issuance of restricted stock units	—	642	—	—	—	642	—	—
Amortization of restricted stock units—net	—	12,896	—	—	—	12,896	—	—
Forfeitures of vested restricted stock units	—	(53)	—	—	—	(53)	—	—
Net (loss) income	—	—	(1,710)	—	—	(1,710)	1,374	—
Other comprehensive income, net of taxes	—	—	—	41,739	—	41,739	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	11,847	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(9,755)	—

Ending balance, December 31, 2009	$448	$357,886	$(5,382)	$11,119	$(79,202)	$284,869	$3,466	42,239

Dividends	—	—	(106,568)	—	—	(106,568)	—
Issuance of common stock	6	489	—	—	—	495	—	561
Repurchase of common stock	—	—	—	—	(3,386)	(3,386)	—	(160)
Tax benefits associated with restricted stock units—net	—	80	—	—	—	80	—	—
Issuance of restricted stock units	—	4,640	—	—	—	4,640	—	—
Amortization of restricted stock units—net	—	15,031	—	—	—	15,031	—	—
Forfeitures of vested restricted stock units	—	(45)	—	—	—	(45)	—	—
Net income	—	—	46,397	—	—	46,397	8	—
Other comprehensive loss, net of taxes	—	—	—	(8,148)	—	(8,148)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	1,954	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(5,428)	—

Ending balance, December 31, 2010	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands, except for supplemental disclosures)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$46,405	$(336)	$18,061
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	15,100	13,010	21,694
Amortization, deferred commissions	959	789	4,156
Depreciation and amortization	4,531	4,221	4,027
Impairment	—	—	3,732
Deferred rent	(447)	(291)	(422)
Loss (gain) from trading securities—net	182	(14,055)	492
Equity in earnings of affiliates	(3,010)	(340)	—
(Gain) loss from investments, available-for-sale—net	(7,564)	30,245	13,476
Deferred income taxes	223	(283)	10,431
Foreign currency (gain) loss	(370)	186	(403)
Changes in operating assets and liabilities:
Accounts receivable	(9,127)	(6,137)	13,142
Due from broker	1,787	(30,411)	(15,755)
Deferred commissions	(1,221)	(540)	(1,052)
Income tax receivable	777	11,915	(16,144)
Securities owned	(12,686)	865	(19,562)
Other assets	546	1,010	(123)
Accrued compensation	8,392	(3,411)	(14,195)
Securities sold but not yet purchased	(1,171)	17,546	10,676
Income tax payable	7,057	—	3,096
Other liabilities and accrued expenses	3,677	(1,842)	(150)

Net cash provided by operating activities	54,040	22,141	35,177

Cash flows from investing activities:
Purchases of investments, available-for-sale	(19,748)	(32,802)	(35,427)
Proceeds from sales of investments, available-for-sale	54,873	45,583	45,106
Purchases of property and equipment	(2,854)	(2,486)	(8,025)

Net cash provided by investing activities	32,271	10,295	1,654

Cash flows from financing activities:
Excess (reduction of) tax benefits associated with restricted stock units	389	(3,386)	10,761
Issuance of common stock	426	542	803
Repurchase of common stock	(3,386)	(2,253)	(32,008)
Dividends to stockholders	(102,400)	(8,472)	(31,592)
Contributions from redeemable noncontrolling interest	1,954	11,847	—
Payment of capital lease obligations	—	(27)	(45)

Net cash used in financing activities	(103,017)	(1,749)	(52,081)

Net (decrease) increase in cash and cash equivalents	(16,706)	30,687	(15,250)
Effect of exchange rate changes	(105)	458	136
Cash and cash equivalents, beginning of the year	153,002	121,857	136,971

Cash and cash equivalents, end of the year	$136,191	$153,002	$121,857

See notes to consolidated financial statements

Supplemental disclosures of cash flow information:

For the years ended December 31, 2010, 2009 and 2008, cash paid for interest was approximately $23,000, $632,000 and $105,000, respectively.

For the year ended December 31, 2010, the Company paid taxes, net of tax refunds, of approximately $10,679,000. For the year ended December 31, 2009, the Company received cash tax refunds, net of taxes paid, of approximately $3,858,000. For the year ended December 31, 2008, the Company paid taxes, net of refunds, of approximately $7,701,000.

Supplemental disclosures of non-cash operating, investing and financing activities:

In connection with its stock incentive plan, the Company issued for the years ended December 31, 2010, 2009 and 2008, fully vested restricted stock units in the amount of approximately $473,000, $462,000 and $2,059,000, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company issued unvested restricted stock units in the amount of approximately $20,896,000, $4,784,000 and $31,376,000, respectively. For the years ended December 31, 2010, 2009 and 2008, forfeitures of restricted stock units totaled approximately $1,059,000, $2,730,000 and $3,340,000, respectively. In addition, for the years ended December 31, 2010, 2009 and 2008, the Company issued restricted stock unit dividend equivalents in the amount of approximately $4,168,000, $181,000 and $1,055,000, respectively.

During the year ended December 31, 2010, the Company recorded a non-cash reclassification of $30,125,000 to equity investments representing the Company’s proportionate ownership interests in the onshore global real estate long-short fund and Cohen & Steers Global Listed Infrastructure Fund, partially offset by a reclassification of Cohen & Steers Preferred Securities and Income Fund.

On December 1, 2009, the Company deconsolidated the assets and liabilities of the offshore global real estate long-short fund resulting in a non-cash reclassification of $10,502,000 to equity investments representing the Company’s proportionate share of the fund.

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

The consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”), Cohen & Steers Asia Limited, Cohen & Steers UK Limited and Cohen & Steers Europe S.A. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

Accounting Estimates—The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s fair value committee, with unrealized gains and losses recorded as gain (loss) from trading securities reported in the Company’s consolidated statement of operations.

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

Long-Lived Assets—Property and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Deferred commissions consist of commissions paid in advance to broker/dealers in connection with the sale of certain shares of Company-sponsored open-end load mutual funds and are capitalized and amortized over a period not to exceed six years based on the estimated recoverability of the asset through contingent deferred sales charges. All long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

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

Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party minority voting interests in the Company’s consolidated subsidiaries. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity.

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

Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the fourth quarter of 2010, the Company made a $3.2 million

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment associated with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund. This payment was reflected as an expense in distribution and service fees on the accompanying consolidated statement of operations for the year ended December 31, 2010.

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

Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income (loss) attributable to common shareholders, unrealized gains and losses on investments classified as available-for-sale (net of tax) and foreign currency translation (net of tax).

Recently Issued Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance as an amendment to fair value measurements and disclosures. The new guidance adds new requirements for disclosure about transfers into and out of level 1 and level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques in level 2 and level 3 fair value measurements. This new guidance was effective for the Company’s first quarter of 2010. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued new guidance related to consolidation of VIEs which required careful reconsideration of previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. This guidance was effective for the Company’s first quarter of 2010. In February 2010, the FASB issued new guidance as an amendment to consolidation of VIEs. The amendment deferred the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company, or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance did not have a material impact on the Company’s consolidated financial statements because the Company met the criteria under the deferral afforded by the amendment.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business.

During 2008, the Company recorded impairment charges of approximately $3,507,000 associated with the finite lived and indefinite lived intangible assets related to management contracts for open-end mutual funds and institutional separate accounts, respectively, acquired with the purchase of Cohen & Steers Europe S.A. in 2006. The charges represented the excess of the carrying amount over the fair value calculated based on the estimated discounted future cash flows, which were reduced as a result of the decline in the net asset value of the corresponding portfolios managed by the Company caused by market depreciation in the underlying securities. These charges were included in restructuring and impairment in the consolidated statement of operations for the year ended December 31, 2008.

The following summarizes the changes in the Company’s goodwill and intangible assets resulting from the acquisition of Cohen & Steers Europe S.A. during the years ended December 31, 2010 and 2009 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2009	$20,783	$896	$1,250
Currency revaluation	413	—	—
Amortization during 2009	—	(89)	—

Balance at December 31, 2009	$21,196	$807	$1,250
Currency revaluation	(862)	—	—
Amortization during 2010	—	(89)	—

Balance at December 31, 2010	$20,334	$718	$1,250

The following is a summary of the intangible assets at December 31, 2010 and 2009 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2010
Amortized intangible assets:
Client relationships	96	$1,543	$(825)	$718
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(825)	$1,968

2009
Amortized intangible assets:
Client relationships	108	$1,543	$(736)	$807
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250

Total		$2,793	$(736)	$2,057

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to the intangible assets was approximately $89,000, $90,000 and $687,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense
2011	$89
2012	89
2013	89
2014	89
2015	89
Thereafter	273

Total	$718

4. Investments

Equity investments

The offshore global real estate long-short fund (the “Offshore Fund”) launched by the Company in 2008 is structured as a partnership in which the Company is the investment manager and general partner, receiving a management fee and a performance fee. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. At December 31, 2010 and December 31, 2009, the Company had approximately $11,245,000 and $10,842,000 equity investment in the Offshore Fund, respectively. The fund is a VIE and from January 1, 2009 through November 30, 2009, the Company was the primary beneficiary of the Offshore Fund. Therefore, the assets, liabilities and results of operations of the Offshore Fund were included in the Company’s consolidated financial statements. At December 31, 2009, the Company was no longer the primary beneficiary of the Offshore Fund as the Company did not have a controlling financial interest. As the general partner of the Offshore Fund, the Company has significant influence over the financial decisions of the Offshore Fund and therefore accounts for its investment in the Offshore Fund using the equity method of accounting. The Company’s risk with respect to its investment in the Offshore Fund is limited to its equity ownership and any uncollected management fees.

During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). Until January 31, 2010, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the assets, liabilities and results of operations of the Onshore Fund were included in the Company’s consolidated financial statements with the third party interests classified as redeemable noncontrolling interest as of December 31, 2009. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees were charged. As a result of consolidating the Onshore Fund, the Company recorded approximately $17,621,000 of securities owned and approximately $16,118,000 of securities sold but not yet purchased as of December 31, 2009, which were comprised primarily of equities. Beginning February 1, 2010, the Company accounted for its investment in the Onshore Fund using the equity method of accounting as the Company no longer had a controlling financial interest, but, as the general partner, had significant influence over the fund’s financial decisions. At December 31, 2010, the Company had approximately $26,963,000 equity investment in the Onshore Fund.

The Company recorded gain from trading securities of approximately $189,000 from the consolidation of the Onshore Fund and $14,055,000 from the consolidation of the Onshore Fund and the Offshore Fund for the years ended December 31, 2010 and 2009, respectively.

During the fourth quarter of 2009, the Company launched Cohen & Steers Global Listed Infrastructure Fund (“GLIF”). The Company accounts for its investment in GLIF using the equity method of accounting as the Company does not have a controlling financial interest, but has significant influence over the financial decisions of the fund. At December 31, 2010, the Company had approximately $5,771,000 equity investment in GLIF.

For the years ended December 31, 2010 and 2009, the Company recognized earnings of approximately $3,010,000 and $340,000, respectively, under the equity method of accounting, which is included in equity in earnings of affiliates in the consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the condensed statement of financial condition for the aggregate of the Company’s equity investments at December 31, 2010 and 2009 (in thousands):

	At December 31, 2010	At December 31, 2009
Total assets	$154,006	$74,200
Total liabilities	58,242	27,766
Net assets	95,764	46,434

The following is the condensed statement of operations for the aggregate of the Company’s equity investments for the year ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009
Total revenue	$7,920	$5,972
Total expenses	3,490	777

Net income	$4,430	$5,195

Available-for-sale

In May 2010, the Company launched Cohen & Steers Preferred Securities and Income Fund (“CPX”). Until June 30, 2010, the Company owned a majority interest in CPX and accordingly, the underlying assets and liabilities had been included in the Company’s consolidated financial statements with the third party interest disclosed as redeemable noncontrolling interest. The Company recorded a loss from trading securities of approximately $371,000 from the consolidation of CPX for the year ended December 31, 2010. From July 1, 2010 through August 31, 2010, the Company accounted for its investment in CPX using the equity method of accounting as the Company no longer had a controlling financial interest but had significant influence over CPX’s financial decisions. For the year ended December 31, 2010, the Company recognized earnings of approximately $617,000 under the equity method of accounting, which is included in equity in earnings of affiliates in the consolidated statement of operations. Beginning September 1, 2010, the Company no longer had significant influence over CPX’s financial decisions and accordingly, its interest in CPX is included in investments, available-for-sale.

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale at December 31, 2010 and 2009 (in thousands):

December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$5,910	$15	$(11)	$5,914
Common stocks	6,215	726	(44)	6,897
Company-sponsored mutual funds	3,120	1,023	—	4,143

Total investments, available-for-sale	$15,245	$1,764	$(55)	$16,954

December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$11,648	$3,813	$—	$15,461
Common stocks	5,204	636	(150)	5,690
Corporate debt	1,446	1,179	—	2,625
Company-sponsored mutual funds	18,598	3,384	—	21,982

Total investments, available-for-sale	$36,896	$9,012	$(150)	$45,758

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2010, the Company recorded an impairment loss, which is included in the gain (loss) from available-for-sale securities-net in the consolidated statements of operations, of approximately $363,000 primarily from auction rate preferred securities. During the year ended December 31, 2009, the Company recorded an impairment loss of approximately $32,278,000 primarily from preferred securities and seed money investments in Company-sponsored mutual funds, $12,304,000 of which related to securities that were sold during the year ended December 31, 2009. During the year ended December 31, 2008, the Company recorded an impairment loss of approximately $10,764,000 from investments primarily in Federal National Mortgage Association (“FNMA”) preferred securities. The FNMA preferred securities were sold during the third quarter of 2008.

Unrealized losses on investments, available-for-sale as of December 31, 2010 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other-than-temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of December 31, 2010, the Company determined that it had the ability and intent to hold the remaining investments for which no other than temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.

Sales proceeds, gross realized gains and losses from investments, available-for-sale for the years ended December 31, 2010, 2009 and 2008 are summarized below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Proceeds from sales	$54,873	$45,583	$45,106
Gross realized gains	$8,694	$3,510	$704
Gross realized losses	$(767)	$(13,781)	$(13,905)

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. The following table presents fair value measurements as of December 31, 2010 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$84,197	$—	$84,197

Equity investments	$5,771	$38,208	$43,979

Investments, available-for-sale
Perpetual preferred securities	$992	$4,922	$5,914
Common stocks	6,897	—	6,897
Company-sponsored mutual funds	4,143	—	4,143

Total investments, available-for-sale	$12,032	$4,922	$16,954

* Cash equivalents were comprised of investments in money market funds which are included in cash and cash equivalents on the Company’s Consolidated Statements of Financial Condition.

Equity investments classified as level 2 in the above table represent the fair value measurement of equity investments in the Onshore Fund and the Offshore Fund, which make long and short investments in real estate securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem the funds monthly at net asset value per share with prior written notice of 30 days and no significant restrictions to redemption.

Investments, available-for-sale classified as level 2 in the above table were comprised of auction rate preferred securities, which were measured at fair value based on the quoted prices for identical or similar instruments in markets that are not active.

The following table presents fair value measurements as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents *	$118,780	$—	$—	$118,780

Equity investments	$—	$10,842	$—	$10,842

Securities owned	$16,908	$113	$600	$17,621

Investments, available-for-sale
Perpetual preferred securities	$10,356	$5,105	—	$15,461
Common stocks	5,690	—	—	5,690
Corporate debt	—	2,625	—	2,625
Company-sponsored mutual funds	21,982	—	—	21,982

Total investments, available-for-sale	$38,028	$7,730	$—	$45,758

Securities sold but not yet purchased	$(16,098)	$(20)	$—	$(16,118)

* Cash equivalents were comprised of investments in money market funds which are included in cash and cash equivalents on the Company’s Consolidated Statements of Financial Condition.

Equity investments classified as level 2 in the above table represent the fair value measurement of equity investments in the Offshore Fund.

Investments, available-for-sale classified as level 2 in the above table were comprised of auction rate preferred securities and corporate debt securities.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in carrying value associated with level 3 investments carried at fair value (in thousands):

Fair Value
Balance at January 1, 2009	$—
Purchases	600
Realized gains (losses)	—
Unrealized gains (losses)	—

Balance at December 31, 2009	$600
Purchases, sales, issuances and settlements	—
Realized gains (losses)	—
Unrealized gains (losses)	—
Reclassification to equity investments due to de-consolidation	(600)

Balance at December 31, 2010	$—

The investments classified as Level 3 were comprised of investments in non-public entities. Since the fair value of these investments was based on unobservable inputs as determined by the Company’s fair value committee, the investments are included in Level 3 of the valuation hierarchy. The Company did not recognize any gains or losses on Level 3 investments for the years ended December 31, 2010 and 2009.

5. Property and Equipment

The following is a summary of property and equipment at December 31, 2010 and 2009 (in thousands):

	2010	2009
Equipment	$7,759	$8,643
Furniture and fixtures	3,461	3,445
Software	6,709	3,810
Leasehold improvements	11,545	11,578

Subtotal	29,474	27,476
Less: Accumulated depreciation and amortization	(16,232)	(12,610)

Property and equipment, net	$13,242	$14,866

Depreciation and amortization expense related to property and equipment was $4,442,000, $4,131,000 and $3,337,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated useful lives of the Company’s property and equipment ranges from 3-7 years.

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

Anti-dilutive common stock equivalents of 47,000 shares were excluded from the computation for the year ended December 31, 2010. For the year ended December 31, 2009, due to the Company’s net loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the year ended December 31, 2009, the Company would have added 194,000 of common stock equivalent shares to the Company’s basic weighted average shares outstanding to compute diluted weighted average shares outstanding. Anti-dilutive common stock equivalents of 428,000 shares were excluded from the computation for the year ended December 31, 2008.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Income (loss) from continuing operations	$46,405	$(326)	$25,058
Loss from discontinued operations, net of tax	—	(10)	(6,997)

Net income (loss)	46,405	(336)	18,061
Less: Net income attributable to redeemable noncontrolling interest	(8)	(1,374)	—

Net income (loss) attributable to common shareholders	$46,397	$(1,710)	$18,061

Basic weighted average shares outstanding	42,715	42,339	41,864
Dilutive potential shares from restricted stock units	512	—	230

Dilutive weighted average shares outstanding	43,227	42,339	42,094

Earnings per share—Basic:
Income (loss) from continuing operations attributable to common shareholders	$1.09	$(0.04)	$0.60

Loss from discontinued operations, net of tax, attributable to common shareholders	—	(0.00)	(0.17)

Net income (loss) attributable to common shareholders	$1.09	$(0.04)	$0.43

Earnings per share—Diluted:
Income (loss) from continuing operations attributable to common shareholders	$1.07	$(0.04)	$0.60

Loss from discontinued operations, net of tax, attributable to common shareholders	—	(0.00)	(0.17)

Net income (loss) attributable to common shareholders	$1.07	$(0.04)	$0.43

7. Stock-Based Compensation

2004 STOCK INCENTIVE PLAN

The Amended and Restated Cohen & Steers 2004 Stock Incentive Plan (the “SIP”) provides for the issuance of Restricted Stock Units (“RSUs”), stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 14.0 million shares of common stock may be granted under the SIP. At December 31, 2010, RSUs with respect to approximately 9.7 million shares of common stock were issued.

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

The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. At December 31, 2010, vested RSUs with respect to approximately 46,000 shares of common stock are outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $300,000 for each of the years ended December 31, 2010, 2009 and 2008, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s granted awards of vested RSUs under the SIP for awards to the independent directors (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	1,795	$13.14
Granted	11	27.63
Delivered	(1,783)	13.02

Balance at December 31, 2008	23	29.37
Granted	22	13.79
Delivered	(7)	24.12

Balance at December 31, 2009	38	21.32
Granted	13	22.79
Delivered	(5)	40.57

Balance at December 31, 2010	46	19.66

Unvested Restricted Stock Unit Grants

The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Except in circumstances where a dividend is determined to be an extraordinary dividend in the sole discretion of the Company’s Compensation Committee (in which case dividend equivalents are accrued on such RSUs in the form of additional unvested RSUs), dividends are not paid to the holders of such unvested RSUs. At December 31, 2010, RSUs with respect to approximately 1,432,000 shares of common stock are outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $7,460,000, $5,088,000 and $6,077,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth activity relating to the Company’s granted awards under the above mentioned plans (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	1,309	$20.54
Granted	194	27.42
Delivered	(826)	16.01
Forfeited	(29)	22.75

Balance at December 31, 2008	648	28.26
Granted	244	11.77
Delivered	(207)	26.14
Forfeited	(48)	28.25

Balance at December 31, 2009	637	22.64
Granted	1,055	20.68
Delivered	(220)	23.60
Forfeited	(40)	21.82

Balance at December 31, 2010	1,432	21.07

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2010, approximately 663,000 and 108,000 RSUs under the Mandatory Plan and Voluntary Plan, respectively, including matching and dividend equivalents, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Plan, the Company recorded a non-cash stock-based compensation expense, including amortization on the matching component, of approximately $539,000, $464,000, and $510,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Plan, including the matching component, was approximately $7,410,000, $7,538,000 and $7,883,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth activity relating to the Company’s incentive bonus plans, including Company match and dividend equivalents (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	602	$38.43
Granted	1,057	27.32
Delivered	(388)	34.31
Forfeited	(93)	30.81

Balance at December 31, 2008	1,178	30.42
Granted	204	11.05
Delivered	(397)	27.92
Forfeited	(53)	27.52

Balance at December 31, 2009	932	27.41
Granted	162	21.07
Delivered	(315)	32.24
Forfeited	(9)	21.18

Balance at December 31, 2010	770	24.17

EMPLOYEE STOCK PURCHASE PLAN

Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 500,000. For the years ended December 31, 2010, 2009 and 2008, approximately 21,000, 42,000 and 42,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2010, 2009 and 2008, the Company recorded a non-cash stock-based compensation expense of approximately $74,000, $95,000 and $120,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, (2) issuance of all of the shares reserved for issuance under the ESPP, or (3) the tenth anniversary of the effective date of the ESPP.

8. 401(k) and Profit-Sharing Plan

The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2010, 2009 and 2008.

Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company’s contributions to the Plan. Forfeitures for the years ended December 31, 2010, 2009 and 2008 totaled approximately $110,000, $43,000 and $53,000, respectively.

Matching contributions, net of forfeitures, to the Plan totaled approximately $953,000, $812,000 and $1,021,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

9. Related Party Transactions

The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Investment advisory and administration fees	$107,206	$74,963	$125,331
Distribution and service fees	9,078	7,545	17,055

	$116,284	$82,508	$142,386

For the years ended December 31, 2010, 2009 and 2008, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $3,351,000, $4,165,000 and $11,686,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective funds’ inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of December 31, 2010, such scheduled reductions in advisory fee waivers were effective for two funds.

Sales proceeds, gross realized gains, and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the years ended December 31, 2010, 2009 and 2008 are summarized below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Proceeds from sales	$14,250	$—	$796
Gross realized gains	$1,554	$—	$205
Dividend income	$647	$554	$255

The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the years ended December 31, 2010, 2009 and 2008, expenses of approximately $5,273,000, $5,147,000 and $5,318,000, respectively, were incurred by the Company pursuant to these agreements and were included in general and administrative expenses.

The Company receives, in certain instances, reimbursements associated with the launch of its open-end and closed-end mutual funds. These reimbursements, which are included in general and administrative expenses, totaled approximately $585,000 for the year ended December 31, 2010.

Included in accounts receivable at December 31, 2010 and 2009 are receivables due from Company-sponsored mutual funds of approximately $11,495,000 and $9,087,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Regulatory Requirements

Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2010, Securities had net capital of approximately $1,213,000, which exceeded its requirements by approximately $1,162,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. The Company made a capital withdrawal of $10,000,000 from Securities during the year ended December 31, 2010.

Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of December 31, 2010, the Foreign Regulated Entities had aggregate regulatory capital of approximately $45,951,000, which exceeded requirements by approximately $44,677,000.

11. Commitments and Contingencies

The Company leases office space under noncancelable operating leases expiring at various dates through August 2016. The Company subleases some of its office space to a third party under a noncancelable operating lease expiring January 30, 2014. The aggregate minimum future payments under the leases and subleases are as follows (in thousands):

Years Ended December 31,	Gross Rent Obligations	Sublease Income	Net Rent Obligations
2011	$7,372	$(992)	$6,380
2012	7,145	(1,034)	6,111
2013	7,349	(1,101)	6,248
2014	1,119	(75)	1,044
2015	530	—	530
Thereafter	289	—	289

	$23,804	$(3,202)	$20,602

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $7,135,000, $7,005,000 and $6,752,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Sublease rental income received for the years ended December 31, 2010, 2009 and 2008 was approximately $987,000, $962,000 and $837,000, respectively.

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. Except as noted below, there are currently no such matters pending that the Company believes could have a material adverse effect on its business or financial condition.

The Company, CSCM and the officers of two Cohen & Steers closed-end funds (collectively, the “Defendants”) were named as defendants in putative shareholder derivative actions captioned Gammon v. Cohen & Steers Capital Management, Inc., et al. and Klein v. Cohen & Steers Capital Management, Inc., et al. filed in the Supreme Court of the State of New York, County of New York on August 26, 2010 and September 8, 2010, respectively (together, the “Complaints”). The Complaints also named the two funds as nominal defendants. The Complaints allege breaches of fiduciary duties related to the redemption of the funds’ auction preferred shares at their liquidation preference, and seek indeterminate monetary damages in favor of the funds and an award of plaintiffs’ costs and disbursements in pursuing the action.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain at this time, and the Company is unable to estimate the expense or exposure, if any, that it may represent, though it could potentially have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the Company’s consolidated financial statements.

12. Income Taxes

The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 includes U.S. federal, state, local and foreign taxes. The effective tax rate of approximately 29% in the year ended December 31, 2010 included discrete items, the most significant of which was attributable to the gains of approximately $6,776,000 from sales of previously impaired securities. Excluding the discrete items, the effective tax rate for the year ended December 31, 2010 was approximately 34%. Included in the tax provision for the year ended December 31, 2009 were the reversal of an approximate $3,194,000 valuation allowance associated with available-for-sale securities recorded in 2008 and approximately $7,287,000 related to non-deductible impairment charges recorded during the year ended December 31, 2009. Excluding the items mentioned above, the approximate effective tax rate for the year ended December 31, 2009 was 21%. Included in the tax provision for the year ended December 31, 2008 were a $2,062,000 loss of tax benefit associated with losses recorded on available-for-sale securities, primarily from investments in FNMA preferred securities, the $3,194,000 valuation allowance mentioned above and a $1,346,000 expense reduction due to an adjustment from the estimated provision to the actual 2007 U.S. federal tax return. Excluding the items mentioned above, the approximate effective tax rate for the year ended December 31, 2008 was 37%.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $41,890,000 as of December 31, 2010. The determination of the additional deferred taxes that have not been provided is not practicable.

The income from continuing operations before provision for income taxes and provision for income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Years Ended December 31,
	2010	2009(1)	2008(1)
Income (loss) from continuing operations before provision for income taxes—U.S.	$48,194	$(1,976)	$33,696
Income from continuing operations before provision for income taxes—Foreign	17,300	6,140	12,184

Income from continuing operations before provision for income taxes	$65,494	$4,164	$45,880

Current taxes:
U.S. federal	$13,044	$2,739	$7,268
State and local	1,897	421	1,163
Non-U.S.	3,925	1,613	2,418

	18,866	4,773	10,849

Deferred taxes:
U.S. federal	181	(239)	8,595
State and local	26	(37)	1,381
Non-U.S.	16	(7)	(3)

	223	(283)	9,973

Provision for income taxes	$19,089	$4,490	$20,822

(1) See Note 14 for tax benefit or provision related to discontinued operations.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

Significant components of the Company’s net deferred income tax asset at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Deferred income tax assets (liabilities)—net:
Stock-based compensation	$6,021	$6,064
Non-deductible realized losses on sales of securities	6,458	1,521
Dividend equivalents on unvested restricted stock units	2,096	462
Unrealized (gains) losses on investments	(957)	3,906
Other	(59)	123

Subtotal	13,559	12,076
Less: valuation allowance	(5,501)	(5,427)

Deferred income tax asset—net	$8,058	$6,649

At December 31, 2010, the Company had approximately $4,729,000 of total gross unrecognized tax benefits. Of this total, approximately $2,814,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company expects to reduce its unrecognized tax benefits by $1,106,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2008	$5,490
Addition for tax positions of current year	1,408
Addition for tax positions of prior years	492
Reduction of tax positions from prior years	(1,706)

Gross unrecognized tax benefits balance at December 31, 2008	$5,684

Addition for tax positions of current year	122
Addition for tax positions of prior years	88
Reduction of tax positions from prior years	(1,020)

Gross unrecognized tax benefits balance at December 31, 2009	$4,874

Addition for tax positions of current year	890
Addition for tax positions of prior years	178
Reduction of tax positions from prior years	(1,213)

Gross unrecognized tax benefits balance at December 31, 2010	$4,729

The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2010 and 2009, the Company had accrued approximately $604,000 and $875,000, respectively, in potential interest associated with uncertain tax positions.

The tax years 2004 through 2010 remain open to examination by various taxing jurisdictions.

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	5.1%	5.4%	5.6%
Revaluation of deferred tax assets related to unrealized loss on investments, available-for-sale	—	—	7.0%
Non-deductibility of losses on securities	—	128.9%	4.5%
Reserve adjustments	(0.9)%	9.6%	—
Adjustment from estimated provision to actual return	—	—	(1.2)%
Non-taxable gains on securities	(6.0)%	—	—
Foreign operations tax differential	(4.6)%	(15.2)%	(5.3)%
Other	0.5%	(2.8)%	(0.2)%

Effective income tax rate	29.1%	160.9%	45.4%

13. Concentration of Credit Risk

The Company’s cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

The following affiliated funds and third party institutional separate account relationship provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2010		2009		2008
Cohen & Steers International Realty Fund:
Investment advisory and administration fees	$—	*	$—	*	$25,162
Percent of total revenue	—	*	—	*	14%
Cohen & Steers Realty Shares, Inc.:
Investment advisory and administration fees	$22,375		$13,374		—	*
Percent of total revenue	12%		11%		—	*
One Institutional Separate Account Relationship:
Investment advisory and administration fees	$22,219		$13,259		—	*
Percent of total revenue	12%		11%		—	*

* Less than 10 percent of total revenue of the Company.

14. Discontinued Operations

On December 5, 2008, the Company announced its plan to exit the investment banking business. Effective May 1, 2009, CSCM sold its membership interest in Advisors to an entity controlled by the former managing directors of Advisors. In accordance with accounting guidance related to the impairment or disposal of long-life assets, the after-tax results of operations of Advisors are reflected as loss from discontinued operations on the Company’s consolidated statements of operations.

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

COHEN & STEERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data for 2010 and 2009. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management’s Discussion and Analysis of Financial Results of Operations” included herein (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total
2010
Revenue	$41,344	$44,232	$46,372	$51,790	$183,738
Operating income	12,429	13,332	13,972	13,053	52,786
Net income attributable to common shareholders	8,880	11,603	13,163	12,751	46,397
Earnings per share attributable to common shareholders:
Basic	$0.21	$0.27	$0.31	$0.30	$1.09
Diluted	$0.21	$0.27	$0.30	$0.29	$1.07
Weighted-average shares outstanding:
Basic	42,600	42,730	42,756	42,770	42,715
Diluted	42,937	43,143	43,217	43,608	43,227

2009
Revenue	$23,500	$26,355	$33,827	$39,871	$123,553
Operating income	137	423	5,815	11,188	17,563
Net (loss) income attributable to common shareholders	(14,479)	(6,421)	7,545	11,645	(1,710)
(Loss) earnings per share attributable to common shareholders:
Basic	$(0.34)	$(0.15)	$0.18	$0.27	$(0.04)
Diluted	$(0.34)	$(0.15)	$0.18	$0.27	$(0.04)
Weighted-average shares outstanding:
Basic	42,198	42,360	42,396	42,400	42,339
Diluted	42,198	42,360	42,633	42,737	42,339

16. Subsequent Event

On March 10, 2011, CNS declared a quarterly cash dividend on its common stock in the amount of $0.15 per share. The dividend will be payable on April 15, 2011 to stockholders of record at the close of business on March 31, 2011.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—Specimen Common Stock Certificate(1)
4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.8	—Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.10	—Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(5)
10.11	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)
10.12	—Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—Subsidiaries of the Registrant (filed herewith)
23.1	—Consent of Deloitte & Touche LLP (filed herewith)
24.1	—Powers of Attorney (included on signature page hereto)
31.1	—Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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