Form 10-Q
period 2011-03-31
COHEN & STEERS INC
filed 2011-05-10
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-32236
 ________________
COHEN & STEERS, INC.
(Exact name of Registrant as specified in its charter)
 ________________

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)
(212) 832-3232
(Registrant’s telephone number, including area code)
  ________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 5, 2011 was 43,127,405.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2011 and 2010	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2011 and 2010	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Three Months Ended March 31, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signature		25
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2010, which is accessible on the Securities and Exchange Commission’s Web site at www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$117,683	$136,191
Securities owned	9,627	—
Equity investments	38,127	43,979
Investments, available-for-sale	20,181	16,954
Accounts receivable	41,831	32,821
Income tax receivable	543	—
Property and equipment—net	12,832	13,242
Deferred commissions—net	961	785
Goodwill	21,053	20,334
Intangible assets—net	1,946	1,968
Deferred income tax asset—net	3,415	8,058
Other assets	3,586	3,254
Total assets	$271,785	$277,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$5,870	$20,273
Dividend payable	6,471	—
Income tax payable	2,824	9,077
Deferred rent	2,097	2,209
Other liabilities and accrued expenses	9,906	12,662
Total liabilities	27,168	44,221
Commitments and contingencies
Redeemable noncontrolling interest	3,804	—
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 46,100,441 and 45,395,084 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	461	454
Additional paid-in capital	383,996	378,081
Accumulated deficit	(59,197)	(65,553)
Accumulated other comprehensive income, net of tax	4,464	2,971
Less: Treasury stock, at cost, 2,976,985 and 2,754,696 shares at March 31, 2011 and December 31, 2010, respectively	(88,911)	(82,588)
Total stockholders’ equity	240,813	233,365
Total liabilities and stockholders’ equity	$271,785	$277,586

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Investment advisory and administration fees	$51,052	$38,092
Distribution and service fees	2,415	2,164
Portfolio consulting and other	1,288	1,088
Total revenue	54,755	41,344
Expenses:
Employee compensation and benefits	19,986	16,124
Distribution and service fees	5,754	4,310
General and administrative	8,573	7,137
Depreciation and amortization	1,186	1,154
Amortization, deferred commissions	343	190
Total expenses	35,842	28,915
Operating income	18,913	12,429
Non-operating income:
Interest and dividend income—net	184	195
(Loss) gain from trading securities—net	(378)	189
Gain from available-for-sale securities—net	358	198
Equity in (losses) earnings of affiliates	(14)	541
Other	825	(88)
Total non-operating income	975	1,035
Income before provision for income taxes	19,888	13,464
Provision for income taxes	6,986	4,574
Net income	12,902	8,890
Less: Net loss (income) attributable to redeemable noncontrolling interest	73	(10)
Net income attributable to common shareholders	$12,975	$8,880
Earnings per share attributable to common shareholders:
Basic	$0.30	$0.21
Diluted	$0.30	$0.21
Weighted average shares outstanding:
Basic	43,051	42,600
Diluted	43,781	42,937

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Net income attributable to common shareholders	$12,975	$8,880
Foreign currency translation gain (loss)	1,710	(1,714)
Net unrealized gain from available-for-sale securities, net of tax	141	864
Reclassification to statements of operations of gain from available-for-sale securities, net of tax	(358)	(198)
Total comprehensive income attributable to common shareholders	$14,468	$7,832

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Three Months Ended March 31, 2011
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net of tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, net
Beginning balance, January 1, 2011	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640
Dividends	—	—	(6,619)	—	—	(6,619)	—	—
Issuance of common stock	7	184	—	—	—	191	—	705
Repurchase of common stock	—	—	—	—	(6,323)	(6,323)	—	(222)
Tax benefits associated with restricted stock units—net	—	951	—	—	—	951	—	—
Issuance of restricted stock units	—	608	—	—	—	608	—	—
Amortization of restricted stock units—net	—	4,173	—	—	—	4,173	—	—
Forfeitures of vested restricted stock units	—	(1)	—	—	—	(1)	—	—
Net income (loss)	—	—	12,975	—	—	12,975	(73)	—
Other comprehensive income, net of taxes	—	—	—	1,493	—	1,493	—	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	3,877	—
Ending balance, March 31, 2011	$461	$383,996	$(59,197)	$4,464	$(88,911)	$240,813	$3,804	43,123

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,902	$8,890
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	4,203	3,671
Amortization, deferred commissions	343	190
Depreciation and amortization	1,186	1,154
Deferred rent	(112)	(96)
Loss (gain) from trading securities - net	378	(189)
Equity in losses (earnings) of affiliates	14	(541)
Gain from available-for-sale securities - net	(358)	(198)
Deferred income taxes	4,399	3,893
Foreign currency loss	2	117
Changes in operating assets and liabilities:
Accounts receivable	(9,012)	(6,229)
Due from broker	232	2,487
Deferred commissions	(519)	(229)
Income tax receivable	(543)	777
Securities owned	(234)	(1,164)
Other assets	(313)	693
Accrued compensation	(14,021)	(8,097)
Securities sold but not yet purchased	—	(1,171)
Income tax payable	(6,499)	(258)
Other liabilities and accrued expenses	(2,684)	(558)
Net cash (used in) provided by operating activities	(10,636)	3,142
Cash flows from investing activities:
Purchases of investments, available-for-sale	(11,046)	(4,393)
Proceeds from sales of investments, available-for-sale	7,956	4,774
Purchases of property and equipment	(735)	(406)
Net cash used in investing activities	(3,825)	(25)
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	1,441	303
Issuance of common stock	169	150
Repurchase of common stock	(6,323)	(2,911)
Net cash used in financing activities	(4,713)	(2,458)
Net (decrease) increase in cash and cash equivalents	(19,174)	659
Effect of foreign exchange rate changes	666	(916)
Cash and cash equivalents, beginning of the period	136,191	153,002
Cash and cash equivalents, end of the period	$117,683	$152,745

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the three months ended March 31, 2011, there was no cash paid for interest. For the three months ended March 31, 2010, cash paid for interest was approximately $23,000.
For the three months ended March 31, 2011, the Company paid taxes, net of tax refunds, of approximately $8,223,000. For the three months ended March 31, 2010, the Company received cash tax refunds, net of taxes paid, of approximately $139,000.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the three months ended March 31, 2011 and 2010, the Company issued fully vested restricted stock units in the amount of $458,000 and $248,000, respectively. For the three months ended March 31, 2011 and 2010, the Company issued restricted stock unit dividend equivalents in the amount of $148,000 and $68,000, respectively.
On February 23, 2011, the Company consolidated the assets and liabilities of the Cohen & Steers Global Listed Infrastructure Fund resulting in a non-cash reclassification of $5,838,000 from equity investments representing the Company's proportionate share of the fund.
On February 1, 2010, the Company deconsolidated the assets and liabilities of the onshore global real estate long-short fund resulting in a non-cash reclassification of $26,159,000 to equity investments representing the Company's proportionate share of the fund.

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

2. Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s condensed consolidated statements of operations.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to Company-sponsored open-end and closed-end mutual funds and to institutional accounts. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio, net of applicable waivers. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average assets under management of such funds. This revenue is recognized as such fees are earned.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income, a component of stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.
Recently Issued Accounting Pronouncements—As of March 31, 2011, there were no new accounting pronouncements issued but not yet effective that would have a material impact on the Company's condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2011 and December 31, 2010, goodwill was approximately $21,053,000 and $20,334,000, respectively. The Company’s goodwill increased by $719,000 in the three months ended March 31, 2011 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2011 and December 31, 2010 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
March 31, 2011:
Amortized intangible assets:
Client relationships	93	$1,543	$(847)	$696
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(847)	$1,946
December 31, 2010:
Amortized intangible assets:
Client relationships	96	$1,543	$(825)	$718
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(825)	$1,968

Amortization expense related to the intangible assets was approximately $22,000 for both three months ended March 31, 2011 and 2010, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2011	$67
2012	89
2013	89
2014	89
2015	89
Thereafter	273
Total	$696

4. Investments
Trading
During the fourth quarter of 2009, the Company launched Cohen & Steers Global Listed Infrastructure Fund (“GLIF”). The Company accounted for its investment in GLIF using the equity method of accounting until February 23, 2011 as the Company did not have a controlling financial interest, but had significant influence over the financial decisions of the fund. As

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of February 23, 2011, the Company owned over 50% of the voting interest in GLIF. Accordingly, the underlying assets and liabilities of GLIF have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As a result of consolidating GLIF, the Company recorded approximately $9,627,000 of securities owned as of March 31, 2011, which were comprised primarily of equities. The Company recorded a loss of approximately $378,000 from the consolidated portion of GLIF for the three months ended March 31, 2011, which is included in loss from trading securities on the Company's condensed consolidated statements of operations.
Equity investments
The offshore global real estate long-short fund (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership and the Company is the general partner and investment manager for which it receives a management fee and a performance fee. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. At March 31, 2011 and December 31, 2010, the Company had equity investments of approximately $11,212,000 and $11,245,000 in the Offshore Fund, respectively. As the general partner of the Offshore Fund, the Company has significant influence over the fund's financial decisions and therefore accounts for its investment in the fund using the equity method of accounting. The Company’s risk with respect to its investment in the Offshore Fund is limited to its equity ownership and any uncollected management fees.
During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). Until January 31, 2010, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the assets, liabilities and the results of operations of the Onshore Fund were included in the Company’s condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees were charged. Beginning February 1, 2010, the Company accounted for its investment in the Onshore Fund using the equity method of accounting as the Company no longer had a controlling financial interest, but, as the general partner, had significant influence over the fund's financial decisions. At March 31, 2011 and December 31, 2010, the Company had approximately $26,915,000 and $26,963,000 equity investment in the Onshore Fund, respectively.

The Company recorded gain from trading securities of approximately $189,000 from the consolidation of the Onshore Fund for the three months ended March 31, 2010.
For the three months ended March 31, 2011 and 2010, the Company recognized losses of approximately $14,000 and earnings of approximately $541,000, respectively, under the equity method of accounting, which is included in equity in earnings of affiliates in the condensed consolidated statements of operations.
Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$5,941	$279	$(2)	$6,218
Common stocks	9,631	574	(201)	10,004
Company-sponsored mutual funds	3,117	842	—	3,959
Total investments, available-for-sale	$18,689	$1,695	$(203)	$20,181

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

Unrealized losses on investments, available-for-sale as of March 31, 2011 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of March 31, 2011, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three months ended March 31, 2011 and 2010 are summarized below (in thousands):

	Three Months Ended March 31,
	2011	2010
Proceeds from sales	$7,956	$4,774
Gross realized gains	464	545
Gross realized losses	(106)	(209)

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. The following table presents fair value measurements as of March 31, 2011 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$69,976	$—	$69,976
Securities owned	$9,627	$—	$9,627
Equity investments	$—	$38,127	$38,127
Investments, available-for-sale
Perpetual preferred securities	$1,040	$5,178	$6,218
Common stocks	10,004	—	10,004
Company-sponsored mutual funds	3,959	—	3,959
Total investments, available-for-sale	$15,003	$5,178	$20,181
_________________________
*    Cash equivalents were comprised of investments in money market funds which are included in cash and cash equivalents on the Company's Condensed Consolidated Statements of Financial Condition.
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
_________________________
*    Cash equivalents were comprised of investments in money market funds which are included in cash and cash equivalents on the Company's Condensed Consolidated Statements of Financial Condition.
Equity investments classified as level 2 in the above tables represent the fair value measurement of equity investments in the Onshore Fund and the Offshore Fund, which are measured at fair value based on the funds' net asset value. The funds make long and short investments in real estate securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem the funds monthly at net asset value per share with prior written notice of 30 days and no significant restrictions to redemption.
Investments, available-for-sale classified as level 2 in the above tables were comprised of auction rate preferred securities, which were measured at fair value based on the quoted prices for identical or similar instruments in markets that are not active.

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
Anti-dilutive common stock equivalents of approximately 4,000 and 74,000 shares, respectively, were excluded from the computation for the three months ended March 31, 2011 and 2010.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income	$12,902	$8,890
Less: Net loss (income) attributable to redeemable noncontrolling interest	73	(10)
Net income attributable to common shareholders	$12,975	$8,880
Basic weighted average shares outstanding	43,051	42,600
Dilutive potential shares from restricted stock units	730	337
Diluted weighted average shares outstanding	43,781	42,937
Basic earnings per share attributable to common shareholders	$0.30	$0.21
Diluted earnings per share attributable to common shareholders	$0.30	$0.21

6. Income Taxes
The provision for income taxes for the three months ended March 31, 2011 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35%. The effective tax rate for the three months ended March 31, 2010 was approximately 34%. The Company expects the tax rate for the full year 2011 to approximate 35%, excluding discrete items.
Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company's net deferred tax asset is primarily comprised of future income tax deductions attributable to the delivery of unvested restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

7. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2011, Securities had net capital of approximately $824,000, which exceeded its requirements by approximately $770,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission (collectively, the “Foreign Regulated Entities”). As of March 31, 2011, the Foreign Regulated Entities had aggregate regulatory capital of approximately $55,477,000, which exceeded requirements by approximately $54,165,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8. Related Party Transactions
The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Investment advisory and administration fees	$31,581	$24,313
Distribution and service fees	2,415	2,164
	$33,996	$26,477
For the three months ended March 31, 2011 and 2010, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $684,000 and $939,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of March 31, 2011, such scheduled reductions in advisory fee waivers were effective for two funds.
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2011 and 2010, expenses of approximately $1,570,000 and $908,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at March 31, 2011 and December 31, 2010 are receivables due from Company-sponsored mutual funds of approximately $12,710,000 and $11,495,000, respectively.

9. Commitments and Contingencies
From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that we believe could have a material adverse effect on our business or financial condition.
The Company, CSCM and the officers of two Cohen & Steers closed-end funds (collectively, the “Defendants”) were named as defendants in putative shareholder derivative actions captioned Gammon v. Cohen & Steers Capital Management, Inc., et al. and Klein v. Cohen & Steers Capital Management, Inc., et al. filed in the Supreme Court of the State of New York, County of New York on August 26, 2010 and September 8, 2010, respectively (together, the “Complaints”). On April 14, 2011, the court approved the voluntary dismissal of the Complaints with prejudice without any settlement or concessions by any of the Defendants or the closed-end funds, concluding this matter.

10. Subsequent Event
On May 6, 2011, CNS declared a quarterly cash dividend on its common stock in the amount of $0.15 per share. The dividend will be payable on June 28, 2011 to stockholders of record at the close of business on June 3, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and March 31, 2010. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview
We are a manager of equity portfolios specializing in U.S. and international real estate securities, large cap value stocks, listed infrastructure and utilities, and preferred securities. We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve individual and institutional investors through a broad range of investment vehicles.

Assets Under Management
We manage three types of accounts: open-end mutual funds, closed-end mutual funds and institutional accounts.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010
Open-End Mutual Funds
Assets under management, beginning of period	$8,484	$6,285
Inflows	1,147	710
Outflows	(640)	(453)
Net inflows	507	257
Market appreciation	399	416
Total increase	906	673
Assets under management, end of period	$9,390	$6,958
Average assets under management for period	$8,803	$6,230

Closed-End Mutual Funds
Assets under management, beginning of period	$6,353	$5,546
Inflows	129	—
Outflows	—	—
Net inflows	129	—
Market appreciation	227	190
Total increase	356	190
Assets under management, end of period	$6,709	$5,736
Average assets under management for period	$6,613	$5,537

Institutional Accounts
Assets under management, beginning of period	$19,625	$12,954
Inflows	1,529	1,394
Outflows	(321)	(520)
Net inflows	1,208	874
Market appreciation	1,098	675
Total increase	2,306	1,549
Assets under management, end of period(1)	$21,931	$14,503
Average assets under management for period	$20,671	$13,143

Total
Assets under management, beginning of period	$34,462	$24,785
Inflows	2,805	2,104
Outflows	(961)	(973)
Net inflows	1,844	1,131
Market appreciation	1,724	1,281
Total increase	3,568	2,412
Assets under management, end of period	$38,030	$27,197
Average assets under management for period	$36,087	$24,910
_________________________

(1)	As of March 31, 2011 and March 31, 2010, assets under management in institutional accounts included $146 million and $220 million, respectively, of assets invested in our alternative strategy.

Assets under management were $38.0 billion at March 31, 2011, a 40% increase from $27.2 billion at March 31, 2010. The increase was due to net inflows of $5.6 billion and market appreciation of $5.3 billion during the prior twelve month period.
Average assets under management were $36.1 billion in the three months ended March 31, 2011, an increase of 45% from $24.9 billion in the three months ended March 31, 2010.
Open-end mutual funds
Open-end mutual fund assets under management increased 35% to $9.4 billion at March 31, 2011 from $7.0 billion at March 31, 2010. The increase in assets under management was due to market appreciation of $1.4 billion and net inflows of $1.0 billion during the prior twelve month period.
Average assets under management for open-end mutual funds were $8.8 billion in the three months ended March 31, 2011, an increase of 41% from $6.2 billion in the three months ended March 31, 2010.
Net inflows for open-end mutual funds were $507 million in the three months ended March 31, 2011, compared with $257 million in the three months ended March 31, 2010. Gross inflows were $1.1 billion in the three months ended March 31, 2011, compared with $710 million in the three months ended March 31, 2010. Gross outflows totaled $640 million in the three months ended March 31, 2011, compared with $453 million in the three months ended March 31, 2010. Market appreciation was $399 million in the three months ended March 31, 2011, compared with $416 million in the three months ended March 31, 2010.
Closed-end mutual funds
Closed-end mutual fund assets under management increased 17% to $6.7 billion at March 31, 2011, compared with $5.7 billion at March 31, 2010. The increase in assets under management was primarily attributable to market appreciation of $583 million and net inflows of $390 million, primarily due to the launch of Cohen & Steers Select Preferred and Income Fund, Inc. ("PSF"), during the prior twelve month period.
Average assets under management for closed-end mutual funds were $6.6 billion in the three months ended March 31, 2011, an increase of 19% from $5.5 billion in the three months ended March 31, 2010.
Closed-end mutual funds had net inflows of $129 million in the three months ended March 31, 2011, through the use of PSF's credit facility. Market appreciation was $227 million in the three months ended March 31, 2011, compared with $190 million in the three months ended March 31, 2010.
Institutional accounts
Institutional account assets under management increased 51% to $21.9 billion at March 31, 2011 from $14.5 billion at March 31, 2010. The increase in assets under management was due to net inflows of $4.1 billion and market appreciation of $3.3 billion during the prior twelve month period.
Average assets under management for institutional accounts were $20.7 billion in the three months ended March 31, 2011, an increase of 57% from $13.1 billion in the three months ended March 31, 2010.
Institutional accounts had net inflows of $1.2 billion in the three months ended March 31, 2011, compared with $874 million in the three months ended March 31, 2010. Gross inflows were $1.5 billion in the three months ended March 31, 2011, compared with $1.4 billion in the three months ended March 31, 2010. Gross outflows totaled $321 million in the three months ended March 31, 2011, compared with $520 million in the three months ended March 31, 2010. Market appreciation was $1.1 billion in the three months ended March 31, 2011, compared with $675 million in the three months ended March 31, 2010.

Results of Operations
Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

	Three Months Ended March 31,
(in thousands)	2011	2010
Results of operations
Total revenue	$54,755	$41,344
Total expenses	(35,842)	(28,915)
Total non-operating income	975	1,035
Income before provision for income taxes	$19,888	$13,464

Revenue
Total revenue increased 32% to $54.8 million in the three months ended March 31, 2011 from $41.3 million in the three months ended March 31, 2010. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, which were due to net inflows and market appreciation. Average assets under management in the three months ended March 31, 2011 were $36.1 billion compared with $24.9 billion in the three months ended March 31, 2010.
In the three months ended March 31, 2011, total investment advisory and administration revenue from open-end mutual funds increased 37% to $18.4 million from $13.4 million in the three months ended March 31, 2010. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $1.4 billion and net inflows of $1.0 billion during the prior twelve month period. Average assets under management for open-end mutual funds in the three months ended March 31, 2011 were $8.8 billion compared with $6.2 billion in the three months ended March 31, 2010.

In the three months ended March 31, 2011, total investment advisory and administration revenue from closed-end mutual funds increased 21% to $13.2 million from $10.9 million in the three months ended March 31, 2010. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting primarily from market appreciation of $583 million and net inflows of $390 million, primarily due to the launch of PSF, during the prior twelve month period. Average assets under management for closed-end mutual funds in the three months ended March 31, 2011 were $6.6 billion compared with $5.5 billion in the three months ended March 31, 2010.
In the three months ended March 31, 2011, total investment advisory and administration revenue from institutional accounts increased 41% to $19.5 million from $13.8 million in the three months ended March 31, 2010. The increase in institutional account revenue was attributable to higher levels of average assets under management resulting from net inflows of $4.1 billion and market appreciation of $3.3 billion during the prior twelve month period. Average assets under management for institutional accounts in the three months ended March 31, 2011 were $20.7 billion compared with $13.1 billion in the three months ended March 31, 2010.
Expenses
Total operating expenses increased 24% to $35.8 million in the three months ended March 31, 2011 from $28.9 million in the three months ended March 31, 2010, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 24% to $20.0 million in the three months ended March 31, 2011 from $16.1 million in the three months ended March 31, 2010. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $2.1 million, higher salaries of approximately $1.1 million and higher amortization of restricted stock units of approximately $532,000.
Distribution and service fee expenses increased 34% to $5.8 million in the three months ended March 31, 2011 from $4.3 million in the three months ended March 31, 2010. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 20% to $8.6 million in the three months ended March 31, 2011 from $7.1 million in the three months ended March 31, 2010. This increase was primarily due to higher professional fees of approximately $714,000, higher information technology costs of approximately $331,000 resulting from upgrades made to our infrastructure, including application development, higher office expenses of approximately $191,000 and higher travel and entertainment of approximately $136,000.
Non-operating Income
Non-operating income was $975,000 in the three months ended March 31, 2011, compared with $1.0 million in the three months ended March 31, 2010. The first quarter 2011 results included approximately $378,000 of a net trading loss from our consolidated Cohen & Steers Global Listed Infrastructure Fund.
Income Taxes
We recorded an income tax expense of $7.0 million in the three months ended March 31, 2011, compared with $4.6 million in the three months ended March 31, 2010. The provision for income taxes in the three months ended March 31, 2011 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35%. The effective tax rate for the three months ended March 31, 2010 was approximately 34%. We expect our tax rate for the full year 2011 to approximate 35%, excluding discrete items.

Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 80% and 83% of total assets as of March 31, 2011 and December 31, 2010, respectively. Included in equity investments and investments, available-for-sale were approximately $38.1 million of equity investments in our global real estate long-short funds and $5.2 million of auction rate preferred securities, respectively, which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), at March 31, 2011. Included in equity investments and investments, available-for-sale at December 31, 2010 were approximately $38.2 million of equity investments in our global real estate long-short funds and $4.9 million of auction rate preferred securities, respectively, which were classified as level 2 investments in accordance with Topic 820. See Note 4 to the condensed consolidated financial statements relating to investments.
Cash and cash equivalents decreased by $19.2 million, excluding the effect of foreign exchange rate changes, in the three months ended March 31, 2011. Net cash used in operating activities was $10.6 million in the three months ended March 31, 2011. Net cash of $3.8 million was used in investing activities, primarily from purchases of $11.0 million of investments, available-for-sale and purchases of $735,000 of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $8.0 million. Net cash of $4.7 million was used in financing activities, primarily from repurchases of common stock of $6.3 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by excess tax benefits associated with the delivery of restricted stock units of $1.4 million.
Cash and cash equivalents increased by $659,000, excluding the effect of foreign exchange rate changes, in the three months ended March 31, 2010. Net cash provided by operating activities was $3.1 million in the three months ended March 31, 2010. Net cash of $25,000 was used in investing activities, primarily from purchases of $4.4 million of investments, available-for-sale and purchases of $406,000 of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $4.8 million. Net cash of $2.5 million was used in financing activities, primarily from repurchases of common stock of $2.9 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by excess tax benefits associated with the delivery of restricted stock units of $303,000.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2011, we exceeded our minimum regulatory capital requirements by approximately $770,000. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Banking, Finance and Insurance Commission. At March 31, 2011, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $54.2 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of March 31, 2011. The following summarizes our contractual obligations as of March 31, 2011 (in thousands):

	2011	2012	2013	2014	2015	2016 and after	Total
Operating leases	$5,802	$7,923	$8,128	$1,549	$540	$296	$24,238
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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment of a security position is other than temporary, the loss will be recognized in our condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements
As of March 31, 2011, there were no new accounting pronouncements issued but not yet effective that would have a material impact on our condensed consolidated financial statements.
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2010, which is accessible on the Securities and Exchange Commission’s Web site at www.sec.gov and on our Web site at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our annual report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2011 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings
From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that we believe could have a material adverse effect on our business or financial condition.
The Company, CSCM and the officers of two Cohen & Steers closed-end funds (collectively, the “Defendants”) were named as defendants in putative shareholder derivative actions captioned Gammon v. Cohen & Steers Capital Management, Inc., et al. and Klein v. Cohen & Steers Capital Management, Inc., et al. filed in the Supreme Court of the State of New York, County of New York on August 26, 2010 and September 8, 2010, respectively (together, the “Complaints”). On April 14, 2011, the court approved the voluntary dismissal of the Complaints with prejudice without any settlement or concessions by any of the Defendants or the closed-end funds, concluding this matter.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2010 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2011, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January1 through January 31, 2011	205,581	(1)	$28.41	—	—
February 1 through February 28, 2011	2,545	(1)	$28.96	—	—
March 1 through March 31, 2011	14,163	(1)	$28.85	—	—
Total	222,289		$28.45	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
_________________________

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

Date:	May 10, 2011	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 10, 2011	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer