Form 10-Q
period 2011-06-30
COHEN & STEERS INC
filed 2011-08-08
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 5, 2011 was 43,150,026.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Six Months Ended June 30, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

Signature		28
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$140,671	$136,191
Securities owned	10,146	—
Equity investments	38,755	43,979
Investments, available-for-sale	19,450	16,954
Accounts receivable	39,258	32,821
Property and equipment—net	12,063	13,242
Goodwill	21,337	20,334
Intangible assets—net	1,924	1,968
Deferred income tax asset—net	4,929	8,058
Other assets	5,278	4,039
Total assets	$293,811	$277,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$12,694	$20,273
Income tax payable	7,875	9,077
Deferred rent	1,959	2,209
Other liabilities and accrued expenses	11,967	12,662
Total liabilities	34,495	44,221
Commitments and contingencies
Redeemable noncontrolling interest	3,379	—
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 46,121,999 and 45,395,084 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	461	454
Additional paid-in capital	388,752	378,081
Accumulated deficit	(50,145)	(65,553)
Accumulated other comprehensive income, net of tax	5,911	2,971
Less: Treasury stock, at cost, 2,981,392 and 2,754,696 shares at June 30, 2011 and December 31, 2010, respectively	(89,042)	(82,588)
Total stockholders’ equity	255,937	233,365
Total liabilities and stockholders’ equity	$293,811	$277,586

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Investment advisory and administration fees	$57,469	$40,835	$108,521	$78,927
Distribution and service fees	2,586	2,236	5,001	4,400
Portfolio consulting and other	1,404	1,161	2,692	2,249
Total revenue	61,459	44,232	116,214	85,576
Expenses:
Employee compensation and benefits	21,818	17,251	41,804	33,375
Distribution and service fees	6,150	4,831	11,904	9,141
General and administrative	8,886	7,473	17,459	14,610
Depreciation and amortization	1,295	1,113	2,481	2,267
Amortization, deferred commissions	415	232	758	422
Total expenses	38,564	30,900	74,406	59,815
Operating income	22,895	13,332	41,808	25,761
Non-operating income:
Interest and dividend income—net	355	366	539	561
Loss from trading securities—net	(99)	(371)	(477)	(182)
Gain from available-for-sale securities—net	232	3,281	590	3,479
Equity in earnings (losses) of affiliates	627	(1,361)	613	(820)
Other	191	135	1,016	47
Total non-operating income	1,306	2,050	2,281	3,085
Income before provision for income taxes	24,201	15,382	44,089	28,846
Provision for income taxes	8,442	3,781	15,428	8,355
Net income	15,759	11,601	28,661	20,491
Less: Net (income) loss attributable to redeemable noncontrolling interest	(80)	2	(7)	(8)
Net income attributable to common shareholders	$15,679	$11,603	$28,654	$20,483
Earnings per share attributable to common shareholders:
Basic	$0.36	$0.27	$0.66	$0.48
Diluted	$0.36	$0.27	$0.65	$0.48
Weighted average shares outstanding:
Basic	43,220	42,730	43,136	42,665
Diluted	43,840	43,143	43,811	43,040

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to common shareholders	$15,679	$11,603	$28,654	$20,483
Foreign currency translation gain (loss)	1,419	(2,394)	3,129	(4,108)
Net unrealized gain (loss) from available-for-sale securities, net of tax	260	(4,163)	401	(3,299)
Reclassification to statements of operations of gain from available-for-sale securities, net of tax	(232)	(3,281)	(590)	(3,479)
Total comprehensive income attributable to common shareholders	$17,126	$1,765	$31,594	$9,597

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Six Months Ended June 30, 2011
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net of tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, net
Beginning balance, January 1, 2011	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640
Dividends	—	—	(13,246)	—	—	(13,246)	—	—
Issuance of common stock	7	323	—	—	—	330	—	727
Repurchase of common stock	—	—	—	—	(6,454)	(6,454)	—	(226)
Tax benefits associated with restricted stock units—net	—	997	—	—	—	997	—	—
Issuance of restricted stock units	—	823	—	—	—	823	—	—
Amortization of restricted stock units—net	—	8,529	—	—	—	8,529	—	—
Forfeitures of vested restricted stock units	—	(1)	—	—	—	(1)	—	—
Net income	—	—	28,654	—	—	28,654	7	—
Other comprehensive income, net of taxes	—	—	—	2,940	—	2,940	—	—
Distribution payable to noncontrolling interest	—	—	—	—	—	—	(744)	—
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	239	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	3,877	—
Ending balance, June 30, 2011	$461	$388,752	$(50,145)	$5,911	$(89,042)	$255,937	$3,379	43,141

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$28,661	$20,491
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	8,585	7,485
Amortization, deferred commissions	758	422
Depreciation and amortization	2,481	2,267
Deferred rent	(250)	(226)
Loss from trading securities - net	477	182
Equity in (earnings) losses of affiliates	(613)	820
Gain from available-for-sale securities - net	(590)	(3,479)
Deferred income taxes	2,937	2,701
Foreign currency gain	(145)	(93)
Changes in operating assets and liabilities:
Accounts receivable	(6,291)	(2,507)
Due from broker	—	2,487
Deferred commissions	(1,096)	(472)
Income tax receivable	—	777
Securities owned	(506)	(12,695)
Other assets	(651)	(146)
Accrued compensation	(7,196)	(3,684)
Securities sold but not yet purchased	—	(1,171)
Income tax payable	(1,463)	(853)
Other liabilities and accrued expenses	(1,292)	(46)
Net cash provided by operating activities	23,806	12,260
Cash flows from investing activities:
Purchases of investments, available-for-sale	(15,957)	(9,432)
Proceeds from sales of investments, available-for-sale	13,857	21,744
Purchases of property and equipment	(1,235)	(769)
Net cash (used in) provided by investing activities	(3,335)	11,543
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	1,450	380
Issuance of common stock	287	258
Repurchase of common stock	(6,454)	(3,247)
Dividends to stockholders	(12,956)	(8,523)
Contributions from redeemable noncontrolling interest	—	1,954
Net cash used in financing activities	(17,673)	(9,178)
Net increase in cash and cash equivalents	2,798	14,625
Effect of foreign exchange rate changes	1,682	(2,097)
Cash and cash equivalents, beginning of the period	136,191	153,002
Cash and cash equivalents, end of the period	$140,671	$165,530

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the six months ended June 30, 2011 and 2010, the Company paid taxes, net of tax refunds, of approximately $12,557,000 and $5,310,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the six months ended June 30, 2011 and 2010, the Company issued fully vested restricted stock units in the amount of $533,000 and $323,000, respectively. For the six months ended June 30, 2011 and 2010, the Company issued restricted stock unit dividend equivalents in the amount of $290,000 and $131,000, respectively.
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
Consolidation—The Company consolidates operating entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company also consolidates any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company provides for noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end mutual funds. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio, net of applicable waivers. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average assets under management of such funds. This revenue is recognized as such fees are earned.
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
Recently Issued Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. This new guidance is effective for the Company's first quarter of 2012. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's condensed consolidated financial statements.
In May 2011, the FASB issued new guidance regarding fair value measurement and disclosures. The new guidance results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Requirements. This new guidance changed the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for the Company's first quarter of 2012. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's condensed consolidated financial statements.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2011 and December 31, 2010, goodwill was approximately $21,337,000 and $20,334,000, respectively. The Company’s goodwill increased by $1,003,000 in the six months ended June 30, 2011 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2011 and December 31, 2010 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2011:
Amortized intangible assets:
Client relationships	90	$1,543	$(869)	$674
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(869)	$1,924
December 31, 2010:
Amortized intangible assets:
Client relationships	96	$1,543	$(825)	$718
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(825)	$1,968

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 and $23,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $44,000 and $45,000 for the six months ended June 30, 2011 and 2010, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2011	$45
2012	89
2013	89
2014	89
2015	89
Thereafter	273
Total	$674

4. Investments
Trading
During the fourth quarter of 2009, the Company launched Cohen & Steers Global Listed Infrastructure Fund (“GLIF”). The Company accounted for its investment in GLIF using the equity method of accounting until February 23, 2011 as the Company did not have a controlling financial interest, but had significant influence over the financial decisions of the fund. As of February 23, 2011, the Company owned over 50% of the voting interest in GLIF. Accordingly, the underlying assets and liabilities of GLIF have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As a result of consolidating GLIF, the Company recorded approximately $10,146,000 of securities owned as of June 30, 2011, which were comprised primarily of equities. For the six months ended June 30, 2011, the Company recorded approximately $477,000 of net loss from trading securities from the consolidation of GLIF.
Equity investments
The offshore global real estate long-short fund (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership and the Company is the general partner and investment manager for which it receives a management fee and a performance fee. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. At June 30, 2011 and December 31, 2010, the Company had equity investments of approximately $11,394,000 and $11,245,000 in the Offshore Fund, respectively. As the general partner of the Offshore Fund, the Company has significant influence over the fund's financial decisions and therefore accounts for its investment in the fund using the equity method of accounting. The Company’s risk with respect to its investment in the Offshore Fund is limited to its equity ownership and any uncollected management fees.
During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). Until January 31, 2010, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the assets, liabilities and the results of operations of the Onshore Fund were included in the Company’s condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees were charged. Beginning February 1, 2010, the Company accounted for its investment in the Onshore Fund using the equity method of accounting as the Company no longer had a controlling financial interest, but, as the general partner, had significant influence over the fund's financial decisions. At June 30, 2011 and December 31, 2010, the Company had equity investments of approximately $27,362,000 and $26,963,000 in the Onshore Fund, respectively.

The Company recorded a gain from trading securities of approximately $189,000 from the consolidation of the Onshore Fund for the six months ended June 30, 2010.
For the three and six months ended June 30, 2011, the Company recognized earnings of approximately $627,000 and $613,000, respectively, under the equity method of accounting, which is included in equity in earnings of affiliates in the condensed consolidated statements of operations. For the three and six months ended June 30, 2010, the Company recognized

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

losses of approximately $1,361,000 and $820,000, respectively, under the equity method of accounting.
Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$5,191	$267	$(2)	$5,456
Common stocks	9,726	600	(150)	10,176
Company-sponsored mutual funds	3,017	801	—	3,818
Total investments, available-for-sale	$17,934	$1,668	$(152)	$19,450

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$5,910	$15	$(11)	$5,914
Common stocks	6,215	726	(44)	6,897
Company-sponsored mutual funds	3,120	1,023	—	4,143
Total investments, available-for-sale	$15,245	$1,764	$(55)	$16,954

Unrealized losses on investments, available-for-sale as of June 30, 2011 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of June 30, 2011, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and six months ended June 30, 2011 and 2010 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$5,901	$16,970	$13,857	$21,744
Gross realized gains	416	3,699	880	4,244
Gross realized losses	(184)	(244)	(290)	(453)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. The following table presents fair value measurements as of June 30, 2011 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$63,597	$—	$63,597
Securities owned	$10,146	$—	$10,146
Equity investments	$—	$38,755	$38,755
Investments, available-for-sale
Perpetual preferred securities	$1,031	$4,425	$5,456
Common stocks	10,176	—	10,176
Company-sponsored mutual funds	3,818	—	3,818
Total investments, available-for-sale	$15,025	$4,425	$19,450
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
Investments, available-for-sale classified as level 2 in the above tables were comprised of primarily auction rate preferred securities, which were measured at fair value based on the quoted prices for identical or similar instruments in markets that are not active.

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
Anti-dilutive common stock equivalents of approximately 5,000 and 4,000 shares, respectively, were excluded from the computation for the three and six months ended June 30, 2011. Anti-dilutive common stock equivalents of approximately 53,000 and 64,000 shares, respectively, were excluded from the computation for the three and six months ended June 30, 2010.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$15,759	$11,601	$28,661	$20,491
Less: Net (income) loss attributable to redeemable noncontrolling interest	(80)	2	(7)	(8)
Net income attributable to common shareholders	$15,679	$11,603	$28,654	$20,483
Basic weighted average shares outstanding	43,220	42,730	43,136	42,665
Dilutive potential shares from restricted stock units	620	413	675	375
Diluted weighted average shares outstanding	43,840	43,143	43,811	43,040
Basic earnings per share attributable to common shareholders	$0.36	$0.27	$0.66	$0.48
Diluted earnings per share attributable to common shareholders	$0.36	$0.27	$0.65	$0.48

6. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2011 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35%. The effective tax rate for the three and six months ended June 30, 2010 was approximately 25% and 29%, respectively, which included discrete items, the most significant of which was attributable to the sale of previously impaired securities. Excluding the discrete items, the effective tax rate for the three and six months ended June 30, 2010 was approximately 34%. The Company expects the tax rate for the full year 2011 to approximate 35%, excluding discrete items.
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

7. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2011, Securities had net capital of approximately $1,397,000, which exceeded its requirements by approximately $1,338,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority (collectively, the “Foreign Regulated Entities”). As of June 30, 2011, the Foreign Regulated Entities had aggregate regulatory capital of approximately $57,181,000, which exceeded requirements by approximately $55,864,000.

8. Related Party Transactions
The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment advisory and administration fees	$34,703	$26,211	$66,284	$50,524
Distribution and service fees	2,586	2,236	5,001	4,400
	$37,289	$28,447	$71,285	$54,924
For the three months ended June 30, 2011 and 2010, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $397,000 and $637,000, respectively, of advisory fees it was otherwise entitled to receive. For the six months ended June 30, 2011 and 2010, the Company waived approximately $1,081,000 and $1,576,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of June 30, 2011, such scheduled reductions in advisory fee waivers were effective for two funds.
Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and six months ended June 30, 2011 and 2010 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$109	$3,726	$109	$3,726
Gross realized gains	5	700	5	700
Dividend income	4	30	17	62
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2011 and 2010, expenses of approximately $1,743,000 and $1,228,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2011 and 2010, expenses of approximately $3,313,000 and $2,136,000, respectively, were incurred.
Included in accounts receivable at June 30, 2011 and December 31, 2010 are receivables due from Company-sponsored mutual funds of approximately $13,456,000 and $11,495,000, respectively.

9. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its business or financial condition.

10. Concentration of Credit Risk
The Company's cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

A third party institutional account client, for which the Company acts as subadvisor to certain foreign retail funds sponsored by this client, accounted for $17,626,000 or 15 percent of the total revenue of the Company during the six months ended June 30, 2011.

11. Subsequent Events
On August 4, 2011, CNS declared quarterly and special cash dividends on its common stock in the amount of $0.15 and $1.00 per share, respectively. These dividends will be payable on September 28, 2011 to stockholders of record at the close of business on September 7, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2011 and June 30, 2010. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Assets Under Management
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Institutional Accounts
Assets under management, beginning of period	$21,931	$14,503	$19,625	$12,954
Inflows	4,997	1,471	6,526	2,865
Outflows	(430)	(417)	(751)	(937)
Net inflows	4,567	1,054	5,775	1,928
Market appreciation (depreciation)	794	(1,225)	1,892	(550)
Total increase (decrease)	5,361	(171)	7,667	1,378
Assets under management, end of period(1)	$27,292	$14,332	$27,292	$14,332
Average assets under management for period	$24,293	$14,726	$22,482	$13,935

Open-End Mutual Funds
Assets under management, beginning of period	$9,390	$6,958	$8,484	$6,285
Inflows	1,175	684	2,322	1,394
Outflows	(642)	(509)	(1,282)	(962)
Net inflows	533	175	1,040	432
Market appreciation (depreciation)	290	(538)	689	(122)
Total increase (decrease)	823	(363)	1,729	310
Assets under management, end of period	$10,213	$6,595	$10,213	$6,595
Average assets under management for period	$9,822	$6,672	$9,313	$6,451

Closed-End Mutual Funds
Assets under management, beginning of period	$6,709	$5,736	$6,353	$5,546
Inflows	24	—	153	—
Outflows	—	(7)	—	(7)
Net inflows (outflows)	24	(7)	153	(7)
Market appreciation (depreciation)	76	(414)	303	(224)
Total increase (decrease)	100	(421)	456	(231)
Assets under management, end of period	$6,809	$5,315	$6,809	$5,315
Average assets under management for period	$6,818	$5,633	$6,715	$5,585

Total
Assets under management, beginning of period	$38,030	$27,197	$34,462	$24,785
Inflows	6,196	2,155	9,001	4,259
Outflows	(1,072)	(933)	(2,033)	(1,906)
Net inflows	5,124	1,222	6,968	2,353
Market appreciation (depreciation)	1,160	(2,177)	2,884	(896)
Total increase (decrease)	6,284	(955)	9,852	1,457
Assets under management, end of period	$44,314	$26,242	$44,314	$26,242
Average assets under management for period	$40,933	$27,031	$38,510	$25,971

(1)	As of June 30, 2011 and June 30, 2010, assets under management in institutional accounts included $176 million and $217 million, respectively, of assets invested in our alternative strategy.

Assets under management were $44.3 billion at June 30, 2011, a 69% increase from $26.2 billion at June 30, 2010. The increase was due to net inflows of $9.5 billion, primarily into U.S. and global real estate strategies, and market appreciation of $8.6 billion during the prior twelve month period.
Average assets under management were $40.9 billion in the three months ended June 30, 2011, an increase of 51% from $27.0 billion in the three months ended June 30, 2010. Average assets under management were $38.5 billion in the six months ended June 30, 2011, an increase of 48% from $26.0 billion in the six months ended June 30, 2010.
Institutional accounts
Institutional accounts assets under management were $27.3 billion at June 30, 2011, a 90% increase from $14.3 billion at June 30, 2010. The increase in assets under management was due to net inflows of $7.6 billion, primarily from subadvisory relationships, and market appreciation of $5.3 billion during the prior twelve month period.
Average assets under management for institutional accounts were $24.3 billion in the three months ended June 30, 2011, an increase of 65% from $14.7 billion in the three months ended June 30, 2010. Average assets under management for institutional accounts were $22.5 billion in the six months ended June 30, 2011, an increase of 61% from $13.9 billion in the six months ended June 30, 2010.
Net inflows for institutional accounts were $4.6 billion in the three months ended June 30, 2011, compared with $1.1 billion in the three months ended June 30, 2010. Gross inflows were $5.0 billion in the three months ended June 30, 2011, compared with $1.5 billion in the three months ended June 30, 2010. Gross outflows totaled $430 million in the three months ended June 30, 2011, compared with $417 million in the three months ended June 30, 2010. Market appreciation was $794 million in the three months ended June 30, 2011, compared with market depreciation of $1.2 billion in the three months ended June 30, 2010.
Net inflows for institutional accounts were $5.8 billion in the six months ended June 30, 2011, compared with $1.9 billion in the six months ended June 30, 2010. Gross inflows were $6.5 billion in the six months ended June 30, 2011, compared with $2.9 billion in the six months ended June 30, 2010. Gross outflows totaled $751 million in the six months ended June 30, 2011, compared with $937 million in the six months ended June 30, 2010. Market appreciation was $1.9 billion in the six months ended June 30, 2011, compared with market depreciation of $550 million in the six months ended June 30, 2010.
Open-end mutual funds
Open-end mutual fund assets under management were $10.2 billion at June 30, 2011, a 55% increase from $6.6 billion at June 30, 2010. The increase in assets under management was due to market appreciation of $2.2 billion and net inflows of $1.4 billion during the prior twelve month period.
Average assets under management for open-end mutual funds were $9.8 billion in the three months ended June 30, 2011, a 47% increase from $6.7 billion in the three months ended June 30, 2010. Average assets under management for open-end mutual funds were $9.3 billion in the six months ended June 30, 2011, a 44% increase from $6.5 billion in the six months ended June 30, 2010.
Net inflows for open-end mutual funds were $533 million in the three months ended June 30, 2011, compared with $175 million in the three months ended June 30, 2010. Gross inflows were $1.2 billion in the three months ended June 30, 2011, compared with $684 million in the three months ended June 30, 2010. Gross outflows totaled $642 million in the three months ended June 30, 2011, compared with $509 million in the three months ended June 30, 2010. Market appreciation was $290 million in the three months ended June 30, 2011, compared with market depreciation of $538 million in the three months ended June 30, 2010.
Net inflows for open-end mutual funds were $1.0 billion in the six months ended June 30, 2011, compared with $432 million in the six months ended June 30, 2010. Gross inflows were $2.3 billion in the six months ended June 30, 2011, compared with $1.4 billion in the six months ended June 30, 2010. Gross outflows totaled $1.3 billion in the six months ended June 30, 2011, compared with $962 million in the six months ended June 30, 2010. Market appreciation was $689 million in the six months ended June 30, 2011, compared with market depreciation of $122 million in the six months ended June 30, 2010.
Closed-end mutual funds
Closed-end mutual funds assets under management were $6.8 billion at June 30, 2011, a 28% increase from $5.3 billion at June 30, 2010. The increase in assets under management was due to market appreciation of $1.1 billion and net inflows of $421 million, primarily due to the launch of Cohen & Steers Select Preferred and Income Fund, Inc. ("PSF") during the prior twelve month period.
Average assets under management for closed-end mutual funds were $6.8 billion in the three months ended June 30, 2011, a 21% increase from $5.6 billion in the three months ended June 30, 2010. Average assets under management for closed-end mutual funds were $6.7 billion in the six months ended June 30, 2011, a 20% increase from $5.6 billion in the six months ended June 30, 2010.
Closed-end mutual funds had inflows of $24 million in the three months ended June 30, 2011 through an increase in the use of the funds' credit facilities, compared with outflows of $7 million in the three months ended June 30, 2010. Market appreciation was $76 million in the three months ended June 30, 2011, compared with market depreciation of $414 million in the three months ended June 30, 2010.
Closed-end mutual funds had inflows of $153 million in the six months ended June 30, 2011 through an increase in the use of the funds' credit facilities, compared with outflows of $7 million in the six months ended June 30, 2010. Market appreciation was $303 million in the six months ended June 30, 2011, compared with market depreciation of $224 million in the six months ended June 30, 2010.

Results of Operations
Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010

	Three Months Ended June 30,
(in thousands)	2011	2010
Results of operations
Total revenue	$61,459	$44,232
Total expenses	(38,564)	(30,900)
Total non-operating income	1,306	2,050
Income before provision for income taxes	$24,201	$15,382

Revenue
Total revenue increased 39% to $61.5 million in the three months ended June 30, 2011 from $44.2 million in the three months ended June 30, 2010. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, which were due to net inflows and market appreciation. Average assets under management in the three months ended June 30, 2011 were $40.9 billion compared with $27.0 billion in the three months ended June 30, 2010.
In the three months ended June 30, 2011, total investment advisory and administration revenue from institutional accounts increased 56% to $22.8 million from $14.6 million in the three months ended June 30, 2010. The increase in institutional account revenue was attributable to higher average assets under management resulting from net inflows of $7.6 billion, primarily from subadviory relationships, and market appreciation of $5.3 billion during the prior twelve month period. Average assets under management for institutional accounts in the three months ended June 30, 2011 were $24.3 billion compared with $14.7 billion in the three months ended June 30, 2010.

In the three months ended June 30, 2011, total investment advisory and administration revenue from open-end mutual funds increased 38% to $20.6 million from $15.0 million in the three months ended June 30, 2010. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from market appreciation of $2.2 billion and net inflows of $1.4 billion during the prior twelve month period. Average assets under management for open-end mutual funds in the three months ended June 30, 2011 were $9.8 billion compared with $6.7 billion in the three months ended June 30, 2010.
In the three months ended June 30, 2011, total investment advisory and administration revenue from closed-end mutual funds increased 25% to $14.1 million from $11.3 million in the three months ended June 30, 2010. The increase in closed-end mutual fund revenue was attributable to higher average assets under management resulting from market appreciation of $1.1 billion and net inflows of $421 million, primarily due to the launch of PSF, during the prior twelve month period. Average assets under management for closed-end mutual funds in the three months ended June 30, 2011 were $6.8 billion compared with $5.6 billion in the three months ended June 30, 2010.
Expenses
Total operating expenses increased 25% to $38.6 million in the three months ended June 30, 2011 from $30.9 million in the three months ended June 30, 2010, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 26% to $21.8 million in the three months ended June 30, 2011 from $17.3 million in the three months ended June 30, 2010. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $2.8 million, higher salaries of approximately $1.1 million and higher amortization of restricted stock units of approximately $568,000.
Distribution and service fee expenses increased 27% to $6.2 million in the three months ended June 30, 2011 from $4.8 million in the three months ended June 30, 2010. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 19% to $8.9 million in the three months ended June 30, 2011 from $7.5 million in the three months ended June 30, 2010. This increase was primarily due to higher professional fees of approximately $652,000, higher information technology costs of approximately $353,000 resulting from upgrades made to our infrastructure, including application development, higher marketing and printing expenses of approximately $188,000 and higher travel and entertainment of approximately $184,000 due to higher levels of business activities.
Non-operating Income
Non-operating income was $1.3 million in the three months ended June 30, 2011, compared with $2.1 million in the three months ended June 30, 2010. The second quarter 2010 results included a gain of approximately $3.1 million primarily due to recoveries on the sale of previously impaired securities. Excluding this gain, non-operating loss would have been $1.1 million for the three months ended June 30, 2010. Excluding the $3.1 million gain in the second quarter of 2010, the increase in non-operating income in the three months ended June 30, 2011 compared with the three months ended June 30, 2010 was primarily attributable to gains in our equity investment in the offshore global real estate long-short fund.
Income Taxes
We recorded an income tax expense of $8.4 million in the three months ended June 30, 2011, compared with $3.8 million in the three months ended June 30, 2010. The provision for income taxes in the three months ended June 30, 2011 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35%. The effective tax rate of 25% in the three months ended June 30, 2010 included discrete items, the most significant of which is attributable to the sale of previously impaired securities. Excluding the discrete items, the effective tax rate for the three months ended June 30, 2010 was approximately 34%. We expect our tax rate for the full year 2011 to approximate 35%, excluding discrete items.
Six Months Ended June 30, 2011 compared with Six Months Ended June 30, 2010

	Six Months Ended June 30, 2011
(in thousands)	2011	2010
Results of operations
Total revenue	$116,214	$85,576
Total expenses	(74,406)	(59,815)
Total non-operating income	2,281	3,085
Income before provision for income taxes	$44,089	$28,846

Revenue
Total revenue increased 36% to $116.2 million in the six months ended June 30, 2011 from $85.6 million in the six months ended June 30, 2010. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, which were due to net inflows and market appreciation. Average assets under management in the six months ended June 30, 2011 were $38.5 billion compared with $26.0 billion in the six months ended June 30, 2010.
In the six months ended June 30, 2011, total investment advisory and administration revenue from institutional accounts increased 49% to $42.2 million from $28.4 million in the six months ended June 30, 2010. The increase in institutional account revenue was attributable to higher levels of average assets under management resulting from net inflows of $7.6 billion, primarily from subadvisory relationships, and market appreciation of $5.3 billion during the prior twelve month period. Average assets under management for institutional accounts in the six months ended June 30, 2011 were $22.5 billion compared with $13.9 billion in the six months ended June 30, 2010.

In the six months ended June 30, 2011, total investment advisory and administration revenue from open-end mutual funds increased 37% to $39.0 million from $28.4 million in the six months ended June 30, 2010. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $2.2 billion and net inflows of $1.4 billion during the prior twelve month period. Average assets under management for open-end mutual funds in the six months ended June 30, 2011 were $9.3 billion compared with $6.5 billion in the six months ended June 30, 2010.
In the six months ended June 30, 2011, total investment advisory and administration revenue from closed-end mutual funds increased 23% to $27.3 million from $22.2 million in the six months ended June 30, 2010. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $1.1 billion and net inflows of $421 million, primarily due to the launch of PSF during the prior twelve month period. Average assets under management for closed-end mutual funds in the six months ended June 30, 2011 were $6.7 billion compared with $5.6 billion in the six months ended June 30, 2010.
Expenses
Total operating expenses increased 24% to $74.4 million in the six months ended June 30, 2011 from $59.8 million in the six months ended June 30, 2010, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 25% to $41.8 million in the six months ended June 30, 2011 from $33.4 million in the six months ended June 30, 2010. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $5.0 million, higher salaries of approximately $2.3 million and higher amortization of restricted stock units of approximately $1.1 million.
Distribution and service fee expenses increased 30% to $11.9 million in the six months ended June 30, 2011 from $9.1 million in the six months ended June 30, 2010. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 20% to $17.5 million in the six months ended June 30, 2011 from $14.6 million in the six months ended June 30, 2010. This increase was primarily due to higher professional fees of approximately $1.4 million, higher information technology costs of approximately $685,000 resulting from upgrades made to our infrastructure, including application development and higher travel and entertainment of approximately $320,000 due to higher levels of business activities.
Non-operating Income
Non-operating income was $2.3 million in the six months ended June 30, 2011, compared with $3.1 million in the six months ended June 30, 2010. The first half 2010 results included a gain of approximately $3.1 million primarily due to recoveries on the sale of previously impaired securities. Excluding this gain, non-operating loss would have been $62,000 for the six months ended June 30, 2010. Excluding the $3.1 million gain in the first half of 2010, the increase in non-operating income in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 was primarily attributable to gains in our equity investment in the offshore global real estate long-short fund and foreign currency revaluations.
Income Taxes
We recorded an income tax expense of $15.4 million in the six months ended June 30, 2011, compared with $8.4 million in the six months ended June 30, 2010. The provision for income taxes in the six months ended June 30, 2011 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35%. The effective tax rate of 29% in the six months ended June 30, 2010 included discrete items, the most significant of which is attributable to the sale of previously impaired securities. Excluding these discrete items, the effective tax rate for the six months ended June 30, 2010 was approximately 34%. We expect our tax rate for the full year 2011 to approximate 35%, excluding discrete items.

Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 81% and 83% of total assets as of June 30, 2011 and December 31, 2010, respectively. Included in equity investments and investments, available-for-sale were approximately $38.8 million of equity investments in our global real estate long-short funds and $4.4 million of primarily auction rate preferred securities, respectively, which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), at June 30, 2011. Included in equity investments and investments, available-for-sale at December 31, 2010 were approximately $38.2 million of equity investments in our global real estate long-short funds and $4.9 million of auction rate preferred securities, respectively, which were classified as level 2 investments in accordance with Topic 820. See Note 4 to the condensed consolidated financial statements relating to investments.
Cash and cash equivalents increased by $2.8 million, excluding the effect of foreign exchange rate changes, in the six months ended June 30, 2011. Net cash provided by operating activities was $23.8 million in the six months ended June 30, 2011. Net cash of $3.3 million was used in investing activities, primarily from purchases of $16.0 million of investments, available-for-sale and purchases of $1.2 million of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $13.9 million. Net cash of $17.7 million was used in financing activities, primarily for dividends paid to stockholders of $13.0 million, repurchases of common stock of $6.5 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by excess tax benefits associated with the delivery of restricted stock units of $1.5 million.
Cash and cash equivalents increased by $14.6 million, excluding the effect of foreign exchange rate changes, in the six months ended June 30, 2010. Net cash provided by operating activities was $12.3 million in the six months ended June 30, 2010. Net cash of $11.5 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $21.7 million, partially offset by purchases of $9.4 million of investments, available-for-sale and purchases of $769,000 of property and equipment. Net cash of $9.2 million was used in financing activities, primarily for dividends paid to stockholders of $8.5 million, repurchases of common stock of $3.2 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $2.0 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2011, we exceeded our minimum regulatory capital requirements by approximately $1.3 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority. At June 30, 2011, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $55.9 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $62.3 million held by our foreign subsidiaries as of June 30, 2011. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs. It is our current intention to permanently reinvest these funds outside of the U.S.

Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of June 30, 2011. The following summarizes our contractual obligations as of June 30, 2011 (in thousands):

	2011	2012	2013	2014		2015	2016 and after	Total
Operating leases	$3,854	$7,876	$8,080	$1,523	(1)	$541	$297	$22,171
(1) The lease for our corporate headquarters in New York City expires in 2014.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite lived intangible assets are amortized over their useful lives. We determined that the fair values of our goodwill and indefinite lived intangible assets substantially exceeded their carrying values as a result of the most recent impairment test performed as of

November 30, 2010.
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
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. This new guidance is effective for the first quarter of our 2012 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our condensed consolidated financial statements.
In May 2011, the FASB issued new guidance regarding fair value measurement and disclosures. The new guidance results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Requirements. This new guidance changed the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for the first quarter of our 2012 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our condensed consolidated financial statements.
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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2011 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2011, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2011	618	(1)	$29.29	—	—
May 1 through May 31, 2011	943	(1)	$29.93	—	—
June 1 through June 30, 2011	2,846	(1)	$29.57	—	—
Total	4,407		$29.61	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the six months ended June 30, 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) the Notes to the Condensed Consolidated Finance Statements.

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

Date:	August 8, 2011	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 8, 2011	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer