Form 10-Q
period 2011-09-30
COHEN & STEERS INC
filed 2011-11-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 4, 2011 was 43,162,959.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II.	Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signature		30
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2010, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$95,212	$136,191
Securities owned	5,877	—
Equity investments	33,506	43,979
Investments, available-for-sale	25,657	16,954
Accounts receivable	50,680	32,821
Property and equipment—net	11,769	13,242
Goodwill	20,337	20,334
Intangible assets—net	1,902	1,968
Deferred income tax asset—net	7,415	8,058
Other assets	5,753	4,039
Total assets	$258,108	$277,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$19,412	$20,273
Income tax payable	7,759	9,077
Deferred rent	1,817	2,209
Other liabilities and accrued expenses	14,061	12,662
Total liabilities	43,049	44,221
Commitments and contingencies
Redeemable noncontrolling interest	436	—
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 46,146,278 and 45,395,084 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	461	454
Additional paid-in capital	396,437	378,081
Accumulated deficit	(92,483)	(65,553)
Accumulated other comprehensive (loss) income, net of tax	(574)	2,971
Less: Treasury stock, at cost, 2,986,308 and 2,754,696 shares at September 30, 2011 and December 31, 2010, respectively	(89,218)	(82,588)
Total stockholders’ equity	214,623	233,365
Total liabilities and stockholders’ equity	$258,108	$277,586

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Investment advisory and administration fees	$58,048	$42,909	$166,569	$121,836
Distribution and service fees	2,457	2,259	7,458	6,659
Portfolio consulting and other	1,111	1,204	3,803	3,453
Total revenue	61,616	46,372	177,830	131,948
Expenses:
Employee compensation and benefits	21,873	18,085	63,677	51,460
Distribution and service fees	6,205	5,065	18,109	14,206
General and administrative	9,365	7,880	26,824	22,490
Depreciation and amortization	1,279	1,126	3,760	3,393
Amortization, deferred commissions	497	244	1,255	666
Total expenses	39,219	32,400	113,625	92,215
Operating income	22,397	13,972	64,205	39,733
Non-operating income:
Interest and dividend income—net	260	710	799	1,271
Gain (loss) from trading securities—net	21	—	(456)	(182)
(Loss) gain from available-for-sale securities—net	(368)	2,124	222	5,603
Equity in (losses) earnings of affiliates	(5,248)	1,005	(4,635)	185
Other	502	650	1,518	697
Total non-operating (loss) income	(4,833)	4,489	(2,552)	7,574
Income before provision for income taxes	17,564	18,461	61,653	47,307
Provision for income taxes	8,022	5,298	23,450	13,653
Net income	9,542	13,163	38,203	33,654
Less: Net loss (income) attributable to redeemable noncontrolling interest	64	—	57	(8)
Net income attributable to common shareholders	$9,606	$13,163	$38,260	$33,646

Earnings per share attributable to common shareholders:
Basic	$0.22	$0.31	$0.89	$0.79
Diluted	$0.22	$0.30	$0.87	$0.78
Weighted average shares outstanding:
Basic	43,237	42,756	43,170	42,696
Diluted	44,133	43,217	43,919	43,099

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to common shareholders	$9,606	$13,163	$38,260	$33,646
Foreign currency translation (loss) gain	(3,084)	3,447	45	(661)
Net unrealized (loss) gain from available-for-sale securities, net of tax	(3,769)	2,981	(3,368)	(318)
Reclassification to statements of operations of loss (gain) from available-for-sale securities, net of tax	368	(2,124)	(222)	(5,603)
Total comprehensive income attributable to common shareholders	$3,121	$17,467	$34,715	$27,064

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Nine Months Ended September 30, 2011
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net of tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, net
Beginning balance, January 1, 2011	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640
Dividends	—	—	(65,190)	—	—	(65,190)	—	—
Issuance of common stock	7	433	—	—	—	440	—	751
Repurchase of common stock	—	—	—	—	(6,630)	(6,630)	—	(231)
Tax benefits associated with restricted stock units—net	—	1,930	—	—	—	1,930	—	—
Issuance of restricted stock units	—	3,163	—	—	—	3,163	—	—
Amortization of restricted stock units—net	—	12,832	—	—	—	12,832	—	—
Forfeitures of vested restricted stock units	—	(2)	—	—	—	(2)	—	—
Net income (loss)	—	—	38,260	—	—	38,260	(57)	—
Other comprehensive loss, net of taxes	—	—	—	(3,545)	—	(3,545)	—	—
Distribution to redeemable noncontrolling interest	—	—	—	—	—	—	(744)	—
Contribution from redeemable noncontrolling interest	—	—	—	—	—	—	744	—
Redemption of redeemable noncontrolling interest	—	—	—	—	—	—	(3,734)	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	350	—
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	3,877	—
Ending balance, September 30, 2011	$461	$396,437	$(92,483)	$(574)	$(89,218)	$214,623	$436	43,160

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$38,203	$33,654
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	12,904	11,304
Amortization, deferred commissions	1,255	666
Depreciation and amortization	3,760	3,393
Deferred rent	(392)	(342)
Loss from trading securities - net	456	182
Equity in losses (earnings) of affiliates	4,635	(185)
Gain from available-for-sale securities - net	(222)	(5,603)
Deferred income taxes	1,348	1,696
Foreign currency gain	(741)	(192)
Changes in operating assets and liabilities:
Accounts receivable	(17,118)	(11,284)
Due from broker	—	1,787
Deferred commissions	(1,547)	(817)
Income tax receivable	—	777
Securities owned	2,851	(12,687)
Other assets	(1,172)	48
Accrued compensation	(480)	1,461
Securities sold but not yet purchased	—	(1,171)
Income tax payable	(1,575)	3,571
Other liabilities and accrued expenses	1,621	838
Net cash provided by operating activities	43,786	27,096
Cash flows from investing activities:
Purchases of equity investments	—	(161)
Purchases of investments, available-for-sale	(32,898)	(15,076)
Proceeds from sales of investments, available-for-sale	20,817	36,471
Purchases of property and equipment	(2,219)	(1,714)
Net cash (used in) provided by investing activities	(14,300)	19,520
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	1,482	388
Issuance of common stock	381	348
Repurchase of common stock	(6,630)	(3,374)
Dividends to stockholders	(62,636)	(98,131)
Redemption of redeemable noncontrolling interest	(3,734)	—
Contributions from redeemable noncontrolling interest	—	1,954
Net cash used in financing activities	(71,137)	(98,815)
Net decrease in cash and cash equivalents	(41,651)	(52,199)
Effect of foreign exchange rate changes	672	16
Cash and cash equivalents, beginning of the period	136,191	153,002
Cash and cash equivalents, end of the period	$95,212	$100,819

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the nine months ended September 30, 2011 and 2010, the Company paid taxes, net of tax refunds, of approximately $22,089,000 and $7,286,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the nine months ended September 30, 2011 and 2010, the Company issued fully vested restricted stock units in the amount of $608,000 and $398,000, respectively. For the nine months ended September 30, 2011 and 2010, the Company issued restricted stock unit dividend equivalents in the amount of $2,554,000 and $4,106,000, respectively.
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
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices; market prices obtained from independent pricing services engaged by management; or as determined by the Company’s fair value committee. Unrealized gains and losses are recorded as gain (loss) from trading securities reported in the Company’s condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements—In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance is effective for the Company's first quarter of 2012. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's condensed consolidated financial statements.
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. This new guidance is effective for the Company's first quarter of 2012. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's condensed consolidated financial statements.
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

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2011 and December 31, 2010, goodwill was approximately $20,337,000 and $20,334,000, respectively. The Company’s goodwill increased by $3,000 in the nine months ended September 30, 2011 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2011 and December 31, 2010 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2011:
Amortized intangible assets:
Client relationships	87	$1,543	$(891)	$652
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(891)	$1,902
December 31, 2010:
Amortized intangible assets:
Client relationships	96	$1,543	$(825)	$718
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(825)	$1,968

Amortization expense related to the intangible assets was approximately $22,000 for both three months ended September 30, 2011 and 2010, respectively, and approximately $66,000 and $67,000 for the nine months ended September 30, 2011 and 2010, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2011	$23
2012	89
2013	89
2014	89
2015	89
Thereafter	273
Total	$652

4. Investments
Trading
During the fourth quarter of 2009, the Company launched Cohen & Steers Global Listed Infrastructure Fund (“GLIF”). The Company accounted for its investment in GLIF using the equity method of accounting until February 23, 2011 as the Company did not have a controlling financial interest, but had significant influence over the financial decisions of the fund. As of February 23, 2011, the Company owned over 50% of the voting interest in GLIF. Accordingly, the underlying assets and liabilities of GLIF have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As a result of consolidating GLIF, the Company recorded approximately $5,877,000 of securities owned as of September 30, 2011, which were comprised primarily of equities. For the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

nine months ended September 30, 2011, the Company recorded approximately $456,000 of net loss from trading securities from the consolidation of GLIF.
Equity investments
The offshore global real estate long-short fund (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership and the Company is the general partner and investment manager for which it receives a management fee and is entitled to receive a performance fee. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. At September 30, 2011 and December 31, 2010, the Company had an equity investment of approximately $9,861,000 and $11,245,000 in the Offshore Fund, respectively. As the general partner of the Offshore Fund, the Company has significant influence over the fund's financial decisions and therefore accounts for its investment in the fund using the equity method of accounting. The Company’s risk with respect to its investment in the Offshore Fund is limited to its equity ownership and any uncollected management fees.
During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). Until January 31, 2010, the Company and certain of its employees owned 100% of the voting interest in the Onshore Fund. Accordingly, the assets, liabilities and the results of operations of the Onshore Fund were included in the Company’s condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As the redeemable noncontrolling interests were owned by certain employees of the Company, no management or performance fees were charged. Beginning February 1, 2010, the Company accounted for its investment in the Onshore Fund using the equity method of accounting as the Company no longer had a controlling financial interest, but, as the general partner, had significant influence over the fund's financial decisions. At September 30, 2011 and December 31, 2010, the Company had an equity investment of approximately $23,645,000 and $26,963,000 in the Onshore Fund, respectively.

The Company recorded a gain from trading securities of approximately $189,000 from the consolidation of the Onshore Fund for the nine months ended September 30, 2010.
For the three and nine months ended September 30, 2011, the Company recognized losses of approximately $5,248,000 and $4,635,000, respectively, under the equity method of accounting, which is included in equity in earnings of affiliates in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2010, the Company recognized gains of approximately $1,005,000 and $185,000, respectively, under the equity method of accounting.
In the ordinary course of business, the Company redeems, where it can, portions of its seed investments. On November 1, 2011, the Company redeemed $6,300,000 from the Onshore Fund and $2,500,000 from the Offshore Fund.
Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$5,223	$121	$(57)	$5,287
Common stocks	9,306	49	(930)	8,425
Company-sponsored mutual funds	13,017	100	(1,172)	11,945
Total investments, available-for-sale	$27,546	$270	$(2,159)	$25,657

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

Unrealized losses on investments, available-for-sale as of September 30, 2011 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of September 30, 2011, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and nine months ended September 30, 2011 and 2010 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$6,960	$14,727	$20,817	$36,471
Gross realized gains	259	2,385	1,139	6,629
Gross realized losses	(627)	(230)	(917)	(683)
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. The following table presents fair value measurements as of September 30, 2011 (in thousands):

	Level 1	Level 2	Total
Cash equivalents*	$25,904	$—	$25,904
Securities owned	$5,877	$—	$5,877
Equity investments	$—	$33,506	$33,506
Investments, available-for-sale
Perpetual preferred securities	$1,040	$4,247	$5,287
Common stocks	8,425	—	8,425
Company-sponsored mutual funds	11,945	—	11,945
Total investments, available-for-sale	$21,410	$4,247	$25,657
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
Equity investments classified as level 2 in the above tables represent the fair value measurement of equity investments in the Onshore Fund and the Offshore Fund, which are measured at fair value based on the funds' net asset value. The funds make long and short investments in listed real estate securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem the funds monthly at net asset value per share with prior written notice of 30 days and no significant restrictions to redemption.
Investments, available-for-sale classified as level 2 in the above tables were comprised primarily of auction rate preferred securities, which were measured at fair value based on the quoted prices for identical or similar instruments in markets that are not active.

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
No anti-dilutive common stock equivalents were excluded from the computation for the three months ended September 30, 2011. Anti-dilutive common stock equivalents of approximately 3,000 shares were excluded from the computation for the nine months ended September 30, 2011. Anti-dilutive common stock equivalents of approximately 50,000 and 59,000 shares, respectively, were excluded from the computation for the three and nine months ended September 30, 2010.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$9,542	$13,163	$38,203	$33,654
Less: Net loss (income) attributable to redeemable noncontrolling interest	64	—	57	(8)
Net income attributable to common shareholders	$9,606	$13,163	$38,260	$33,646
Basic weighted average shares outstanding	43,237	42,756	43,170	42,696
Dilutive potential shares from restricted stock units	896	461	749	403
Diluted weighted average shares outstanding	44,133	43,217	43,919	43,099
Basic earnings per share attributable to common shareholders	$0.22	$0.31	$0.89	$0.79
Diluted earnings per share attributable to common shareholders	$0.22	$0.30	$0.87	$0.78

6. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2011 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 46% and 38%, respectively. The effective tax rate for the three months ended September 30, 2011 reflects the cumulative effect of the projected tax rate increase from 35% to 38% for the full year 2011 which resulted primarily from a valuation allowance established on projected losses from the Company's seed investments in the onshore and offshore global real estate long-short funds. The effective tax rate for the three and nine months ended September 30, 2010 was approximately 29%, which included discrete items, the most significant of which was attributable to the sale of previously impaired securities. Excluding the discrete items, the effective tax rate for the three and nine months ended September 30, 2010 was approximately 34%. The Company expects the tax rate for the full year 2011 to approximate 38%, excluding discrete items.
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

7. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of September 30, 2011, Securities

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

had net capital of approximately $1,299,000, which exceeded its requirements by approximately $1,252,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority (collectively, the “Foreign Regulated Entities”). As of September 30, 2011, the Foreign Regulated Entities had aggregate regulatory capital of approximately $48,670,000, which exceeded requirements by approximately $47,390,000.

8. Related Party Transactions
The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment advisory and administration fees	$33,835	$27,021	$100,119	$77,545
Distribution and service fees	2,457	2,259	7,458	6,659
	$36,292	$29,280	$107,577	$84,204
For the three months ended September 30, 2011 and 2010, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $381,000 and $863,000, respectively, of advisory fees it was otherwise entitled to receive. For the nine months ended September 30, 2011 and 2010, the Company waived approximately $1,462,000 and $2,439,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of September 30, 2011, such scheduled reductions in advisory fee waivers were effective for two funds.
Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and nine months ended September 30, 2011 and 2010 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$—	$6,979	$109	$10,705
Gross realized gains	—	1,224	5	1,924
Dividend income	17	558	34	620
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2011 and 2010, expenses of approximately $1,779,000 and $1,383,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2011 and 2010, expenses of approximately $5,092,000 and $3,519,000,

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

respectively, were incurred.
Included in accounts receivable at September 30, 2011 and December 31, 2010 are receivables due from Company-sponsored mutual funds of approximately $13,028,000 and $11,495,000, respectively.

9. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its business or financial condition.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III ("GRP"), a global private equity multimanager fund that had an initial closing on October 4, 2011, and such co-investment will be invested in GRP for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP through October 2012, and the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. This unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of September 30, 2011.

10. Concentration of Credit Risk
The Company's cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
A third party institutional account client, for which the Company acts as subadvisor to certain foreign retail funds sponsored by this client, accounted for approximately $29,831,000 or 17 percent of the total revenue of the Company during the nine months ended September 30, 2011.

11. Subsequent Event
On November 3, 2011, CNS declared a quarterly cash dividend on its common stock in the amount of $0.15 per share. The dividend will be payable on December 28, 2011 to stockholders of record at the close of business on December 7, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 and September 30, 2010. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Institutional Accounts
Assets under management, beginning of period	$27,292	$14,332	$19,625	$12,954
Inflows	2,817	1,840	9,343	4,705
Outflows	(1,453)	(798)	(2,204)	(1,735)
Net inflows	1,364	1,042	7,139	2,970
Market (depreciation) appreciation	(4,630)	2,324	(2,738)	1,774
Total (decrease) increase	(3,266)	3,366	4,401	4,744
Assets under management, end of period	$24,026	$17,698	$24,026	$17,698
Average assets under management for period	$26,804	$16,219	$23,923	$14,696

Open-End Mutual Funds
Assets under management, beginning of period	$10,213	$6,595	$8,484	$6,285
Inflows	1,048	641	3,370	2,035
Outflows	(892)	(608)	(2,174)	(1,570)
Net inflows	156	33	1,196	465
Market (depreciation) appreciation	(1,757)	1,010	(1,068)	888
Total (decrease) increase	(1,601)	1,043	128	1,353
Assets under management, end of period	$8,612	$7,638	$8,612	$7,638
Average assets under management for period	$9,574	$7,039	$9,399	$6,647

Closed-End Mutual Funds
Assets under management, beginning of period	$6,809	$5,315	$6,353	$5,546
Inflows	—	41	153	41
Outflows	—	(12)	—	(19)
Net inflows	—	29	153	22
Market (depreciation) appreciation	(830)	559	(527)	335
Total (decrease) increase	(830)	588	(374)	357
Assets under management, end of period	$5,979	$5,903	$5,979	$5,903
Average assets under management for period	$6,474	$5,703	$6,635	$5,625

Total
Assets under management, beginning of period	$44,314	$26,242	$34,462	$24,785
Inflows	3,865	2,522	12,866	6,781
Outflows	(2,345)	(1,418)	(4,378)	(3,324)
Net inflows	1,520	1,104	8,488	3,457
Market (depreciation) appreciation	(7,217)	3,893	(4,333)	2,997
Total (decrease) increase	(5,697)	4,997	4,155	6,454
Assets under management, end of period	$38,617	$31,239	$38,617	$31,239
Average assets under management for period	$42,852	$28,961	$39,957	$26,968

Assets under management were $38.6 billion at September 30, 2011, a 24% increase from $31.2 billion at September 30, 2010. The increase was due to net inflows of $9.9 billion, primarily into U.S. real estate strategies, partially offset by market depreciation of $2.5 billion during the prior twelve month period.
Average assets under management were $42.9 billion in the three months ended September 30, 2011, an increase of 48% from $29.0 billion in the three months ended September 30, 2010. Average assets under management were $40.0 billion in the nine months ended September 30, 2011, an increase of 48% from $27.0 billion in the nine months ended September 30, 2010.
Institutional accounts
Institutional accounts assets under management were $24.0 billion at September 30, 2011, a 36% increase from $17.7 billion at September 30, 2010. The increase in assets under management was due to net inflows of $8.0 billion, primarily from subadvisory relationships into U.S. real estate strategies, partially offset by market depreciation of $1.6 billion during the prior twelve month period.
Average assets under management for institutional accounts were $26.8 billion in the three months ended September 30, 2011, an increase of 65% from $16.2 billion in the three months ended September 30, 2010. Average assets under management for institutional accounts were $23.9 billion in the nine months ended September 30, 2011, an increase of 63% from $14.7 billion in the nine months ended September 30, 2010.
Net inflows for institutional accounts were $1.4 billion in the three months ended September 30, 2011, compared with $1.0 billion in the three months ended September 30, 2010. Gross inflows were $2.8 billion in the three months ended September 30, 2011, compared with $1.8 billion in the three months ended September 30, 2010. Gross outflows totaled $1.5 billion in the three months ended September 30, 2011, compared with $798 million in the three months ended September 30, 2010. Market depreciation was $4.6 billion in the three months ended September 30, 2011, compared with market appreciation of $2.3 billion in the three months ended September 30, 2010.
Net inflows for institutional accounts were $7.1 billion in the nine months ended September 30, 2011, compared with $3.0 billion in the nine months ended September 30, 2010. Gross inflows were $9.3 billion in the nine months ended September 30, 2011, compared with $4.7 billion in the nine months ended September 30, 2010. Gross outflows totaled $2.2 billion in the nine months ended September 30, 2011, compared with $1.7 billion in the nine months ended September 30, 2010. Market depreciation was $2.7 billion in the nine months ended September 30, 2011, compared with market appreciation of $1.8 billion in the nine months ended September 30, 2010.
Open-end mutual funds
Open-end mutual fund assets under management were $8.6 billion at September 30, 2011, a 13% increase from $7.6 billion at September 30, 2010. The increase in assets under management was due to net inflows of $1.5 billion, partially offset by market depreciation of $555 million during the prior twelve month period.
Average assets under management for open-end mutual funds were $9.6 billion in the three months ended September 30, 2011, a 36% increase from $7.0 billion in the three months ended September 30, 2010. Average assets under management for open-end mutual funds were $9.4 billion in the nine months ended September 30, 2011, a 41% increase from $6.6 billion in the nine months ended September 30, 2010.
Net inflows for open-end mutual funds were $156 million in the three months ended September 30, 2011, compared with $33 million in the three months ended September 30, 2010. Gross inflows were $1.0 billion in the three months ended September 30, 2011, compared with $641 million in the three months ended September 30, 2010. Gross outflows totaled $892 million in the three months ended September 30, 2011, compared with $608 million in the three months ended September 30, 2010. Market depreciation was $1.8 billion in the three months ended September 30, 2011, compared with market appreciation of $1.0 billion in the three months ended September 30, 2010.
Net inflows for open-end mutual funds were $1.2 billion in the nine months ended September 30, 2011, compared with $465 million in the nine months ended September 30, 2010. Gross inflows were $3.4 billion in the nine months ended September 30, 2011, compared with $2.0 billion in the nine months ended September 30, 2010. Gross outflows totaled $2.2 billion in the nine months ended September 30, 2011, compared with $1.6 billion in the nine months ended September 30, 2010. Market depreciation was $1.1 billion in the nine months ended September 30, 2011, compared with market appreciation of $888 million in the nine months ended September 30, 2010.

Closed-end mutual funds
Closed-end mutual funds assets under management were $6.0 billion at September 30, 2011, a 1% increase from $5.9 billion at September 30, 2010. The increase in assets under management was due to net inflows of $392 million, primarily due to the launch of Cohen & Steers Select Preferred and Income Fund, Inc. ("PSF") during the fourth quarter of 2010, partially offset by market depreciation of $316 million during the prior twelve month period.
Average assets under management for closed-end mutual funds were $6.5 billion in the three months ended September 30, 2011, a 14% increase from $5.7 billion in the three months ended September 30, 2010. Average assets under management for closed-end mutual funds were $6.6 billion in the nine months ended September 30, 2011, a 18% increase from $5.6 billion in the nine months ended September 30, 2010.
Closed-end mutual funds had net inflows of $29 million in the three months ended September 30, 2010 through an increase in the use of the funds' credit facilities. Market depreciation was $830 million in the three months ended September 30, 2011, compared with market appreciation of $559 million in the three months ended September 30, 2010.
Closed-end mutual funds had net inflows of $153 million in the nine months ended September 30, 2011 through an increase in the use of the funds' credit facilities, compared with net inflows of $22 million in the nine months ended September 30, 2010. Market depreciation was $527 million in the nine months ended September 30, 2011, compared with market appreciation of $335 million in the nine months ended September 30, 2010.

Results of Operations
Three Months Ended September 30, 2011 compared with Three Months Ended September 30, 2010

	Three Months Ended September 30,
(in thousands)	2011	2010
Results of operations
Total revenue	$61,616	$46,372
Total expenses	(39,219)	(32,400)
Total non-operating (loss) income	(4,833)	4,489
Income before provision for income taxes	$17,564	$18,461

Revenue
Total revenue increased 33% to $61.6 million in the three months ended September 30, 2011 from $46.4 million in the three months ended September 30, 2010. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, which were due to net inflows, partially offset by market depreciation. Average assets under management in the three months ended September 30, 2011 were $42.9 billion compared with $29.0 billion in the three months ended September 30, 2010.
In the three months ended September 30, 2011, total investment advisory and administration revenue from institutional accounts increased 52% to $24.2 million from $15.9 million in the three months ended September 30, 2010. The increase in institutional account revenue was attributable to higher average assets under management resulting from net inflows of $8.0 billion, primarily from subadvisory relationships into U.S. real estate strategies, partially offset by market depreciation of $1.6 billion during the prior twelve month period. Average assets under management for institutional accounts in the three months ended September 30, 2011 were $26.8 billion compared with $16.2 billion in the three months ended September 30, 2010.

In the three months ended September 30, 2011, total investment advisory and administration revenue from open-end mutual funds increased 31% to $20.3 million from $15.5 million in the three months ended September 30, 2010. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $1.5 billion, partially offset by market depreciation of $555 million during the prior twelve month period. Average assets under management for open-end mutual funds in the three months ended September 30, 2011 were $9.6 billion compared with $7.0 billion in the three months ended September 30, 2010.

In the three months ended September 30, 2011, total investment advisory and administration revenue from closed-end mutual funds increased 18% to $13.5 million from $11.5 million in the three months ended September 30, 2010. The increase in closed-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $392 million, primarily due to the launch of PSF during the fourth quarter of 2010, partially offset by market depreciation of $316 million during the prior twelve month period. Average assets under management for closed-end mutual funds in the three months ended September 30, 2011 were $6.5 billion compared with $5.7 billion in the three months ended September 30, 2010.
Expenses
Total operating expenses increased 21% to $39.2 million in the three months ended September 30, 2011 from $32.4 million in the three months ended September 30, 2010, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 21% to $21.9 million in the three months ended September 30, 2011 from $18.1 million in the three months ended September 30, 2010. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $2.3 million, higher salaries of approximately $939,000 and higher amortization of restricted stock units of approximately $501,000.
Distribution and service fee expenses increased 23% to $6.2 million in the three months ended September 30, 2011 from $5.1 million in the three months ended September 30, 2010. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 19% to $9.4 million in the three months ended September 30, 2011 from $7.9 million in the three months ended September 30, 2010. This increase was primarily due to higher professional fees, which included product development costs, of approximately $753,000, higher travel and entertainment of approximately $286,000 due to higher levels of business activities and higher information technology costs of approximately $162,000 resulting from upgrades made to our infrastructure, including application development.
Non-operating Income
Non-operating loss was $4.8 million in the three months ended September 30, 2011, compared with non-operating income of $4.5 million in the three months ended September 30, 2010. The decrease was primarily attributable to losses in equity investments in our sponsored onshore and offshore global real estate long-short funds and a gain of approximately $2.2 million due to recoveries on the sale of previously impaired securities during the three months ended September 30, 2010.
Income Taxes
We recorded an income tax expense of $8.0 million in the three months ended September 30, 2011, compared with $5.3 million in the three months ended September 30, 2010. The provision for income taxes in the three months ended September 30, 2011 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 46%. The effective tax rate for the three months ended September 30, 2011 reflects the cumulative effect of the projected tax rate increase from 35% to 38% for the full year 2011 which resulted primarily from a valuation allowance established on projected losses from our seed investments in our sponsored onshore and offshore global real estate long-short funds. The effective tax rate of 29% in the three months ended September 30, 2010 included discrete items, the most significant of which was attributable to the sale of previously impaired securities. Excluding the discrete items, the effective tax rate for the three months ended September 30, 2010 was approximately 34%. We expect our tax rate for the full year 2011 to approximate 38%, excluding discrete items.

Nine Months Ended September 30, 2011 compared with Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
(in thousands)	2011	2010
Results of operations
Total revenue	$177,830	$131,948
Total expenses	(113,625)	(92,215)
Total non-operating (loss) income	(2,552)	7,574
Income before provision for income taxes	$61,653	$47,307

Revenue
Total revenue increased 35% to $177.8 million in the nine months ended September 30, 2011 from $131.9 million in the nine months ended September 30, 2010. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, which were due to net inflows, partially offset by market depreciation. Average assets under management in the nine months ended September 30, 2011 were $40.0 billion compared with $27.0 billion in the nine months ended September 30, 2010.
In the nine months ended September 30, 2011, total investment advisory and administration revenue from institutional accounts increased 50% to $66.5 million from $44.3 million in the nine months ended September 30, 2010. The increase in institutional account revenue was attributable to higher levels of average assets under management resulting from net inflows of $8.0 billion, primarily from subadvisory relationships into U.S. real estate strategies, partially offset by market depreciation of $1.6 billion during the prior twelve month period. Average assets under management for institutional accounts in the nine months ended September 30, 2011 were $23.9 billion compared with $14.7 billion in the nine months ended September 30, 2010.

In the nine months ended September 30, 2011, total investment advisory and administration revenue from open-end mutual funds increased 35% to $59.3 million from $43.9 million in the nine months ended September 30, 2010. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management resulting from net inflows of $1.5 billion, partially offset by market depreciation of $555 million during the prior twelve month period. Average assets under management for open-end mutual funds in the nine months ended September 30, 2011 were $9.4 billion compared with $6.6 billion in the nine months ended September 30, 2010.
In the nine months ended September 30, 2011, total investment advisory and administration revenue from closed-end mutual funds increased 21% to $40.9 million from $33.7 million in the nine months ended September 30, 2010. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting from net inflows of $392 million, primarily due to the launch of PSF during the fourth quarter of 2010, partially offset by market depreciation of $316 million during the prior twelve month period. Average assets under management for closed-end mutual funds in the nine months ended September 30, 2011 were $6.6 billion compared with $5.6 billion in the nine months ended September 30, 2010.
Expenses
Total operating expenses increased 23% to $113.6 million in the nine months ended September 30, 2011 from $92.2 million in the nine months ended September 30, 2010, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 24% to $63.7 million in the nine months ended September 30, 2011 from $51.5 million in the nine months ended September 30, 2010. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $7.3 million, higher salaries of approximately $3.2 million and higher amortization of restricted stock units of approximately $1.6 million.
Distribution and service fee expenses increased 27% to $18.1 million in the nine months ended September 30, 2011 from $14.2 million in the nine months ended September 30, 2010. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.

General and administrative expenses increased 19% to $26.8 million in the nine months ended September 30, 2011 from $22.5 million in the nine months ended September 30, 2010. This increase was primarily due to higher professional fees, which included product development costs, of approximately $2.1 million, higher information technology costs of approximately $845,000 resulting from upgrades made to our infrastructure, including application development, higher travel and entertainment of approximately $604,000 due to higher levels of business activities and higher marketing expenses of approximately $291,000.
Non-operating Income
Non-operating loss was $2.6 million in the nine months ended September 30, 2011, compared with non-operating income of $7.6 million in the nine months ended September 30, 2010. The decrease was primarily attributable to losses in equity investments in our sponsored onshore and offshore global real estate long-short funds and a gain of approximately $5.3 million due to recoveries on the sale of previously impaired securities during the nine months ended September 30, 2010.
Income Taxes
We recorded an income tax expense of $23.5 million in the nine months ended September 30, 2011, compared with $13.7 million in the nine months ended September 30, 2010. The provision for income taxes in the nine months ended September 30, 2011 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%. The effective tax rate of 29% in the nine months ended September 30, 2010 included discrete items, the most significant of which was attributable to the sale of previously impaired securities. Excluding these discrete items, the effective tax rate for the nine months ended September 30, 2010 was approximately 34%. We expect our tax rate for the full year 2011 to approximate 38%, excluding discrete items.

Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 79% and 83% of total assets as of September 30, 2011 and December 31, 2010, respectively. Included in equity investments and investments, available-for-sale were approximately $33.5 million of equity investments in our global real estate long-short funds and $4.2 million of primarily auction rate preferred securities, respectively, which were classified as level 2 investments in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), at September 30, 2011. Included in equity investments and investments, available-for-sale at December 31, 2010 were approximately $38.2 million of equity investments in our global real estate long-short funds and $4.9 million of auction rate preferred securities, respectively, which were classified as level 2 investments in accordance with Topic 820. See Note 4 to the condensed consolidated financial statements relating to investments.
Cash and cash equivalents decreased by $41.7 million, excluding the effect of foreign exchange rate changes, in the nine months ended September 30, 2011. Net cash provided by operating activities was $43.8 million in the nine months ended September 30, 2011. Net cash of $14.3 million was used in investing activities, primarily from purchases of $32.9 million of investments, available-for-sale and purchases of $2.2 million of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $20.8 million. Net cash of $71.1 million was used in financing activities, primarily for dividends paid to stockholders of $62.6 million, which included a special dividend of approximately $43.2 million paid on September 28, 2011, repurchases of common stock of $6.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, and redemption of redeemable noncontrolling interest of 3.7 million, partially offset by excess tax benefits associated with the delivery of restricted stock units of $1.5 million.
Cash and cash equivalents decreased by $52.2 million, excluding the effect of foreign exchange rate changes, in the nine months ended September 30, 2010. Net cash provided by operating activities was $27.1 million in the nine months ended September 30, 2010. Net cash of $19.5 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $36.5 million, partially offset by purchases of $15.1 million of investments, available-for-sale and purchases of $1.7 million of property and equipment. Net cash of $98.8 million was used in financing activities, primarily for dividends paid to stockholders of $98.1 million, which included a special dividend of approximately $85.3 million paid on September 27, 2010, and repurchases of common stock of $3.4 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $2.0 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2011, we exceeded our minimum regulatory capital requirements by approximately $1.3 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority. At September 30, 2011, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $47.4 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $62.4 million held by our foreign subsidiaries as of September 30, 2011. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs. It is our current intention to permanently reinvest these funds outside of the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III ("GRP"), a global private equity multimanager fund that had an initial closing on October 4, 2011, and such co-investment will be invested in GRP for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP through October 2012, and the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. This unfunded commitment was not recorded on our condensed consolidated statements of financial condition as of September 30, 2011.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of September 30, 2011. The following summarizes our contractual obligations as of September 30, 2011 (in thousands):

	2011	2012	2013	2014		2015	2016 and after	Total
Operating leases	$1,923	$7,862	$8,066	$1,510	(1)	$528	$288	$20,177
_________________________________________
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
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices; market prices obtained from independent pricing services engaged by management; or as determined by our fair value committee. Unrealized gains and losses are recorded as gain (loss) from trading securities reported in our condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance is effective for the first quarter of our 2012 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our condensed consolidated financial statements.
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. This new guidance is effective for the first quarter of our 2012 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our condensed consolidated financial statements.
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2010, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2011 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2011, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2011	442	(1)	$34.95	—	—
August 1 through August 31, 2011	3,729	(1)	$35.98	—	—
September 1 through September 30, 2011	745	(1)	$36.13	—	—
Total	4,916		$35.91	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the nine months ended September 30, 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) the Notes to the Condensed Consolidated Finance Statements.

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

Date:	November 8, 2011	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 8, 2011	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer