Form 10-K
period 2011-12-31
COHEN & STEERS INC
filed 2012-03-15
CIK 1284812

________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
Yes   ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☒

Non Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $590 million. There is no non-voting common stock of the Registrant outstanding.
As of March 12, 2012, there were 43,697,617 shares of the Registrant's common stock issued and outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2012 annual meeting of stockholders scheduled to be held on May 8, 2012 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I

Item 1. Business
OVERVIEW
Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries, is a leading global investment management firm focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks, and preferred securities. CNS and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.” We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve individual and institutional investors through a broad range of investment vehicles.
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
Our revenue is derived primarily from investment advisory, administration, distribution and service fees received from open-end and closed-end mutual funds and investment advisory fees received from institutional accounts. These fees are based on contractually specified percentages of the assets of each client's portfolio. Revenue fluctuates with changes in the total value of the portfolios and is recognized over the period that the assets are managed.
At December 31, 2011, we managed $41.3 billion in assets - $25.4 billion in 113 institutional account portfolios for institutional investors, $9.6 billion in 14 open-end mutual funds, and $6.3 billion in eight closed-end mutual funds.
The assets we manage increased 20% to $41.3 billion at December 31, 2011 from $34.5 billion at December 31, 2010. Changes in the assets we manage can come from two sources-inflows (or outflows) and market appreciation (or depreciation). The $6.8 billion increase in the assets we managed from 2010 to 2011 was the result of net inflows of $7.4 billion, partially offset by market depreciation of $598 million.
Account Types
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
Institutional Accounts. The 113 institutional accounts for which we are the investment adviser represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in a manner tailored to the investment preferences of that individual client as defined within each client's individual investment advisory agreement. Our investment advisory agreements with the institutional account clients are generally terminable upon 60 days notice. In the years ended December 31, 2011, 2010 and 2009, investment advisory fees from our institutional accounts totaled approximately $89.6 million, $62.6 million and $37.6 million, respectively, and accounted for 40%, 37% and 33%, respectively, of investment advisory and administrative fee revenue.
Sub-advisory assets, which may be sold to retail investors, are included in our institutional account assets. Sub-advisory assets represent accounts for which we have been named as a sub-adviser by the investment adviser to that account. As sub-adviser, we have responsibility for managing the portfolio's investments, while the investment adviser oversees our performance as sub-adviser.
Open-End Mutual Funds. The 14 open-end mutual funds for which we are the investment adviser offer and issue new shares continuously as funds are invested and redeem shares when funds are withdrawn. The share price for purchases and redemptions of each of the open-end mutual funds is determined by each fund's net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund's assets less liabilities, divided by the fund's total shares outstanding.
Investment advisory fees for the open-end mutual funds vary based on each fund's investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund's average assets under management. In the years ended December 31, 2011, 2010 and 2009, investment advisory and administrative fees from our open-end mutual funds totaled approximately $78.6 million, $61.1 million and $40.5 million, respectively, and accounted for 35%, 36% and 36%, respectively, of investment advisory and administrative fee revenue.
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
Closed-End Mutual Funds. The eight closed-end mutual funds for which we are the investment adviser are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by their shareholders. The trading price of the shares of a closed-end mutual fund is determined by supply and demand in the marketplace, which means the shares may trade at a premium or discount to the net asset value of the funds.
Investment advisory fees for the closed-end mutual funds vary based on each fund's investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to seven of the eight closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund's average assets under management. In the years ended December 31, 2011, 2010 and 2009, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $53.8 million, $46.1 million and $34.5 million, respectively, and accounted for 24%, 27% and 31%, respectively, of investment advisory and administrative fee revenue.
In order to reduce expenses for certain of the closed-end mutual funds, we have agreed to waive a portion of the investment advisory fees otherwise payable by such funds. These waivers, which began to expire in January 2006, continue through March 2012.
The table below describes each such closed-end mutual fund's investment advisory fee charged in 2011 and what is scheduled to be charged, after giving effect to the amount of the fee that we have agreed to waive for each year (as a percentage of managed assets):

Year	Cohen & Steers Quality Income Realty Fund, Inc. (through 12/31)	Cohen & Steers Infrastructure Fund, Inc. (formerly Cohen & Steers Select Utility Fund, Inc.) (through 3/31)
2011	0.83%	0.80%
2012	0.85%	0.85%

Each of our investment advisory agreements with a closed-end mutual fund, including the fees payable under the waiver agreements, is subject, following the initial two year term, to annual approval by the mutual fund's board of directors, including at least a majority of the independent directors. Our investment advisory and administration agreements with the closed-end mutual funds are generally terminable upon 60 or fewer days' notice.
Portfolio Consulting and Other Services. We maintain two proprietary indices, Cohen & Steers Realty Majors Index (“RMP”) and Cohen & Steers Global Realty Majors Index (“GRM”). RMP is the basis for the iShares Cohen & Steers Realty Majors Index Fund (ICF) sponsored by BlackRock Institutional Trust Company, N.A. GRM is the basis for Cohen & Steers Global Realty Majors Fund (GRI) sponsored by ALPS Fund Services, Inc. and Claymore Global Real Estate ETF (CGR) sponsored by Claymore Investments, Inc. We earn a licensing fee based on the funds' assets for the use of our indices, which assets as of December 31, 2011 were approximately $2.4 billion. These are not included in the assets we manage.
We provide services in connection with model-based strategies (“MBS”) accounts. As portfolio consultant for a number of MBS accounts, we construct portfolios of securities that fulfill the investment objective of the mandate and supply models on a regular basis. As of December 31, 2011, we provided such advisory consulting services to MBS accounts with aggregate assets of $2.0 billion. These assets are not included in the assets we manage.
As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfying the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2011, we provided such advisory consulting services to UITs with aggregate assets of $1.2 billion. These assets are not included in the assets we manage.
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
REIT Preferred Securities seeks current income by investing in preferred securities of REITs and other publicly traded real estate companies.
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
Global Income Builder seeks total return by investing in the five proprietary strategies used in managing other established Cohen & Steers' portfolios and employs an options overwriting strategy to enhance current income.
Global Real Estate Long-Short makes long and short investments in global real estate securities to maximize absolute and risk-adjusted returns with modest volatility.
Global Private Real Estate Multimanager invests in private real estate funds and direct investments, globally, that provide the potential for attractive risk-adjusted returns.
Emerging Market Real Estate Securities seeks total return by investing in companies based in developing countries.
Real Assets seeks total return by investing in global real estate securities, natural resource equities, commodities, and portfolio diversities.
Our Distribution Network. Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisers and institutional investors. The open-end mutual funds for which we are the investment adviser are available for purchase with and without commissions through full service and discount broker/dealers and the significant networks serving financial advisers. We provide advisory and administration services to our open-end and closed-end mutual funds under the Cohen & Steers brand name.
Our institutional account relationships extend to institutions such as corporate and public pensions, endowments and foundations and insurance funds. As of December 31, 2011, approximately $19.1 billion of our institutional account assets were sub-advisory portfolios managed for several mutual funds and variable annuity funds. These funds are sponsored by other financial institutions and are distributed in the United States, Canada, Europe, Australia and Japan.
Geographic Information
The table below presents revenue by client domicile for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$178,105	$146,854	$104,403
Non - U.S.
Japan	41,632	22,219	13,259
Other	17,509	14,665	5,891
Total	$237,246	$183,738	$123,553
Competition
We face substantial competition in every aspect of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service, and the continuity of client relationships. Fee competition also affects the business, as do compensation, administration, commissions and/or other expenses paid to intermediaries.
Performance and price are the principal methods of competition. Prospective clients and mutual fund shareholders will typically base their decisions on our ability to generate returns that exceed a market index, i.e. our “performance,” and on our fees, or “price.” Individual mutual fund holders may also base their decision on the ability to access the mutual funds we manage through a particular distribution channel. Institutional account clients are often advised by consultants who may include other factors in their decisions for these clients.
We compete with a large number of global and U.S. investment advisers, commercial banks, broker/dealers, insurance companies and other financial institutions. We are considered a small to mid-sized investment advisory firm. Many competing firms are parts of larger financial services companies and attract business through numerous means including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker/dealers.
More specifically, in the real estate securities investment advisory business we face competition from a variety of competitors. Real estate mutual fund sponsors include: large nationally recognized investment advisory firms that offer a variety of mutual funds across many different asset types; investment advisers that offer mutual funds whose primary investment objective is income; smaller boutique type firms that specialize solely in publicly traded real estate securities and firms that invest directly in real estate. Additionally, a number of financial advisers offer clients the ability to manage separate real estate security portfolios.
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
The open-end mutual funds for which we are the investment adviser face significant competition from other open-end mutual funds, exchange traded funds and other investment companies and hedge funds. They vary both in size and investment philosophy and their shares are offered to the public on a load and no load basis. Advertising, sales promotions, the type and quality of services offered and investment performance influence competition for open-end mutual fund sales.
On an annual basis, investment advisory fees for the mutual funds we manage are subject to approval by the mutual fund board of directors, as well as by a majority of the directors who are not interested persons, as defined by the Investment Company Act. On this basis, we believe that fund performance and expenses, based on the level of services we provide, for the mutual funds for which we are the investment adviser, compare favorably to competitor funds.
We also face competition in attracting and retaining qualified employees. The ability to continue to compete effectively in our business depends in part on our ability to compete effectively in the market for investment professionals and other key employees.
Regulation
Our business is subject to extensive regulation in the United States at both the federal and state level, as well as by self regulatory organizations (each, a “SRO”). The U.S. Securities and Exchange Commission (“SEC”) is responsible for enforcing the U.S. federal securities laws and serves as a supervisory body for all federally registered investment advisers, as well as for national securities exchanges and associations.
CSCM is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940 (the “Advisers Act”). Such requirements relate to, among other things, custody, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, conflicts of interest, as well as general anti-fraud prohibitions. Moreover, in our capacity as an investment adviser to mutual funds, we are subject to the Investment Company Act and its rules and regulations. The Investment Company Act regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions between a mutual fund and its investment adviser and other affiliates. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser's registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with certain provisions of the Advisers Act, the Investment Company Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions and reputational damage.
Our trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States and globally. In addition, we manage or sub-advise a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to regulation by the SEC or other securities regulators depending on their country of domicile and the rules of such exchanges. Violation of these laws and regulations could result in restrictions on our activities and in damage to our reputation. We manage or sub-advise a variety of private pools of capital, including hedge funds. Legislators, regulators, tax authorities and others worldwide continue to explore, on their own and in response to demands from the investment community, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, marketing activities, the scope of anti-fraud protections and a variety of other matters. We may be adversely affected by new legislation or rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.
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

We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to regulations promulgated thereunder by the Department of Labor, insofar as we act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and impose excise taxes for violations of these prohibitions, mandate certain required periodic reporting and disclosures and require us to carry bonds ensuring against losses caused by fraud or dishonesty. ERISA also imposes additional compliance, reporting and operational requirements on us that otherwise are not applicable to non-benefit plan clients.
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
Our subsidiaries, Cohen & Steers Asia Limited, Cohen & Steers UK Limited, and Cohen & Steers Europe S.A. are subject to the laws of Hong Kong, the United Kingdom and Belgium, respectively, and are regulated by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Services Authority, and the Belgium Financial Services and Markets Authority, respectively. They each have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. Cohen & Steers Europe S.A. and CSCM are also subject to regulations by the Luxembourg Commission de Surveillance de Secteaur Financier. In addition, Cohen & Steers UK Limited and Cohen & Steers Europe S.A. must comply with certain pan-European regulations, including the Markets in Financial Instruments Directive which regulates the provision of investment services throughout the European Economic Area, and the Capital Requirements Directive, which delineates regulatory capital requirements.
The failure of our internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on us.
Regulatory Reform
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on the Company. It is not possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon the Company's business and results of operations. Other jurisdictions outside the United States in which the Company operates are also in the process of devising or considering more pervasive regulation of many elements of the financial services industry, which could have a similar impact on the Company. The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of the Company's business activities; require the Company to change certain business practices; and expose the Company to additional costs (including compliance costs) and liabilities, as well as reputational harm. For example, in addition to regulatory changes mandated by the DFA, the SEC continues to review the distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which will affect a number of the mutual funds we manage. Any changes to 12b-1 fees would alter the way our distribution partners distribute our products. Additionally, the SEC, the Internal Revenue Service (“IRS”), and the Commodity Futures Trading Commission ("CFTC") each continue to review the use of futures and derivatives by mutual funds, and such reviews could result in regulations that further limit the use of futures and derivatives by mutual funds. These limitations will require us to change certain mutual fund business practices, as well as require CSCM to register with the CFTC. Another example of new regulation is the SEC's recently adopted systemic risk reporting requirement, pursuant to which we are required, beginning in 2012, to file SEC Form PF reporting our private fund accounts under management. Still another example of changes in the regulatory landscape is regulations to be adopted by the IRS under the Foreign Account Tax Compliance Act (“FATCA”). FATCA was enacted in 2010 and is intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires foreign financial institutions to report to the IRS information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on foreign financial institutions. Final regulations are expected to be adopted by the IRS in 2012, with the earliest implementation dates beginning in 2013. Such regulations could cause us to incur significant administrative and compliance costs. Any of these regulatory changes could also lead to business disruptions, could materially and adversely impact the value of assets in which we have invested directly and/or on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for us to conduct certain businesses or distinguish ourselves from competitors.
Additional legislation, changes in rules promulgated by the SEC, the CFTC, other foreign, international, federal and state regulatory authorities and SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect our method of operation and profitability. Our profitability could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other U.S. and non-U.S. governmental agencies have been very active in investigating the investment advisory business and the mutual and private fund industries. The SEC and other regulators have adopted and proposed various rules, and legislation has been introduced in Congress, the effect of which will further regulate these industries that could potentially restrict, modify or hamper our business activities or impose additional compliance obligations, and costs for fulfilling such obligations, on us.
Employees
As of December 31, 2011, we had 239 full-time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.
Available Information
We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our website at http://www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our website the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. You may also read and copy any document we file at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC's website at http://www.sec.gov.

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
The market for qualified portfolio managers is extremely competitive. It is imperative for us to add and retain the portfolio managers and investment analysts that form the foundation of our company. However, we may not be successful in our efforts to recruit and retain the required personnel. In addition, our investment professionals and senior marketing personnel have direct contact with our institutional account clients, which can lead to strong client relationships. The loss of these personnel could jeopardize our relationships with certain institutional account clients, and result in the loss of such accounts. Further, we employ compensation mechanisms involving the use of equity compensation that may not be effective, especially if the market price of our common stock declines. The loss of key personnel or the inability to recruit and retain portfolio managers or marketing personnel could have a material adverse effect on our business.
A decline in the prices of securities could lead to a decline in revenue and earnings.
A significant portion of our revenue is derived from the investment advisory and administration fees we receive from our clients. These fees are primarily based on the market value of the assets and, in some cases, performance fees expressed as a percentage of the returns earned on the assets underlying the agreements that govern the fee calculations. Accordingly, a decline in the price of the securities in which we invest on behalf of our clients generally, and real estate securities in particular, could cause our revenue and earnings to decline. For example, the unprecedented turmoil in the global capital markets and in the REIT industry (in particular during 2008 and that extended to the first quarter of 2009) had a significant material adverse effect on the value of the assets we managed and our earnings and revenue, causing our assets under management to decline.
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
As of December 31, 2011, 53% of the assets we managed were concentrated in U.S. real estate common stocks and 18% were concentrated in non-U.S. real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of a real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities (such as the decline which occurred in the fourth quarter of 2008 and that extended into the first quarter of 2009) could reduce the assets we manage and our revenue.
Our growth may be constrained by the limited size and number of issuers in the real estate securities market, as well as real estate investment trust ownership restrictions.
Real estate securities investment continues to play an important role in the overall prospects of our business. Our ability to continue our growth in real estate securities depends in part on growth in the size and number of issuers in the real estate securities market, particularly in the United States. Further, in order for the real estate investment trusts (“REITs”) in which our advisory portfolios invest to continue to qualify as a REIT, not more than 50% in value of the REIT's outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. To assure that five or fewer individuals do not beneficially own more than 50% in value of the REIT's outstanding capital stock, the REIT's formation documents generally contain restrictions on ownership of the company's outstanding capital stock, common stock, and/or preferred stock which vary from company to company. These ownership limitations may limit the investment size of our advisory portfolios in particular REITs. Due to these constraints, we have in the past and may in the future stop accepting new assets in real estate securities institutional account portfolios in certain strategies and in certain open-end mutual funds. We also may be constrained in our ability to sponsor new closed-end mutual funds that invest primarily or significantly in U.S. real estate securities. Such constraints may impair our ability to increase the assets we manage and our revenue.
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
Certain of the closed-end funds managed by the Company utilize leverage in the form of bank financing, which in the aggregate amount of $1.8 billion as of December 31, 2011.
To the extent the closed-end funds managed by the Company elect or are required by regulation or the terms of the bank financing to reduce leverage and repay the bank financing, the funds may need to liquidate investments, thereby decreasing the Company's assets under management.
Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable.
Our investment advisory and administration agreements are generally terminable upon 60 or fewer days notice. In addition, open-end mutual fund investors may redeem their investments in the mutual funds at any time without prior notice. Moreover, each investment advisory agreement, including the fees payable thereunder, with a mutual fund is subject to annual approval by the mutual fund's board, as well as by a majority of the directors who are not interested persons as defined by the Investment Company Act; such approval may not be granted. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationships with us, reduce the aggregate amount of the assets we manage or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares, increased redemptions of mutual fund shares, and the loss of institutional or individual accounts. Under certain circumstances, stockholder activists may pressure closed-end mutual funds for which we are the investment adviser to tender for their shares, open-end, liquidate or take other actions that may adversely affect the fees we receive from the affected closed-end mutual funds. The decrease in revenue that could result from any such event could have a material adverse effect on our business.
In addition, as required by the Investment Company Act and the Advisers Act, each of our investment advisory agreements automatically terminates upon its “assignment.” A sale of a sufficient number of shares of our voting securities could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, may trigger these termination provisions and may adversely affect our ability to continue managing open-end and closed-end mutual funds and institutional accounts.
Loss of significant relationship would decrease our revenue.
At December 31, 2011, our largest institutional account relationship covering numerous strategies and accounts in subadvisory and model-based assignments or products, represented approximately 18% of our total revenue in 2011. Approximately 51% of the institutional account assets we managed and approximately 31% of the total assets we managed was derived from this relationship. Further, approximately 26% of our assets under advisement through a model-based strategy was derived from this relationship. Loss of, or significant withdrawal from, any of these accounts would reduce our revenue. We have, from time to time, lost accounts or had reduction in assets because of decisions by our clients to reallocate their assets to different asset classes, modify their investment strategies or distribution rate for portfolios we subadvise, or move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.
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
Our asset management business could be negatively impacted by rising interest rates. An increase in interest rates could cause the price of certain REITs and other securities in our clients' portfolios to decline. In addition, an increase in interest rates could negatively impact net flows into open-end mutual funds and institutional accounts and our ability to offer new closed-end mutual funds. These events would negatively affect our revenue and net income.
The inability to access clients through intermediaries could have a material adverse effect on our business.
Our ability to distribute mutual funds and subadvisory services is highly dependent on access to the client base of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries which generally offer competing investment products. To a lesser extent, our institutional account asset management business depends on recommendations by consultants, financial planners and other professional advisers, as well as our existing clients. We may not be able to continue to gain access to these channels. The inability to have this access could have a material adverse effect on our business.
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
Our business strategy involves diversifying our asset management business to include products and services outside the U.S. real estate securities area. This has entailed hiring additional portfolio managers in areas in which we do not have significant prior experience, including the global real estate long-short and multimanager strategies, opening offices both within and outside the United States, and hiring subadvisers to manage portions of our sponsored funds. In the future, it may entail acquiring other asset management firms.
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
Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise, or funds may terminate their management agreements with us, which could reduce the amount of assets under management and cause us to suffer a corresponding loss in earnings or revenue. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.
Failure to comply with client contractual requirements and/or guidelines could result in damage awards against the Company and loss of revenues due to client terminations.
When clients retain the Company to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to the Company's reputation or in its clients seeking to recover losses, withdrawing their funds or terminating their contracts, any of which could cause the Company's revenues and earnings to decline.
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
Our business is also subject to extensive regulation in the United States, including by the SEC and FINRA and internationally, including the Hong Kong Securities and Futures Commission, the United Kingdom Financial Services Authority, the Belgium Financial Services and Markets Authority and the Luxembourg Commission de Surveillance de

Secteaur Financier. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as an investment adviser or broker/dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us. These changes could have a substantial impact on the regulation and operation of mutual funds and could adversely affect the assets we manage and our revenue and net income.
Regulations restricting the use of “soft dollars” could result in an increase of our expenses.
On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that have the effect of defraying certain of our expenses. If the ability of asset managers to use “soft dollars” were reduced or eliminated our operating expenses would potentially have increased by approximately $5.6 million in 2011. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated or significantly reduced.
The asset management industry is intensely competitive.
Our funds and institutional accounts compete against an ever-increasing number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions competing with us have greater resources than we do. We compete with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, our reputation and the services provided to investors. In addition, our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing internally and externally managed investment products which could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline.
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
Failure to comply with client contractual requirements and/or guidelines could result in damage awards against Cohen & Steers and loss of revenues due to client terminations.
When clients retain Cohen & Steers to manage assets or provide products or services on their behalf, they typically specify guidelines or contractual requirements that we are required to observe in the provision of our services. A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts, any of which could cause our revenues and earnings to decline.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in Cohen & Steers' earnings or stock price.
Cohen & Steers is dependent on the effectiveness of its information and cyber security policies, procedures and capabilities to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.
RISKS RELATED TO OUR COMMON STOCK
We are controlled by Mr. Cohen and Mr. Steers, whose interests may differ from those of other stockholders.
Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 54% of our common stock as of March 9, 2012. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who directly or indirectly own, in the aggregate, 23,652,345 shares of our common stock as of March 9, 2012, may sell shares of our common stock, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.
In November 2009, a registration statement that covered resales of an aggregate of 12,000,000 shares owned by Messrs. Cohen and Steers and 10,000,000 primary shares which may be offered and sold by us, was declared effective by the SEC. Although there are no current plans to issue new shares, upon expiration of this registration statement in November 2012, we currently plan to file another registration statement covering the sale or re-sale of shares of our common stock.
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

Item 2. Properties
Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in London, Brussels, Hong Kong, Tokyo and Seattle.

Item 3. Legal Proceedings
From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that we believe could have a material effect on our business or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS.” As of March 8, 2012, there were 35 holders of record of our common stock. Common stockholders include institutional and omnibus accounts that hold common stock for numerous underlying investors. The closing sale price of our common stock on March 8, 2012 was $31.00 per share.
The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. On

March 13, 2012, we declared a quarterly cash dividend on our common stock in the amount of $0.18 per share.
The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for our common stock as reported on the NYSE:

Three Months Ended 2011	March 31	June 30	September 30		December 31
High price	$30.15	$33.82	$40.93		$29.90
Low price	$24.63	$27.56	$28.45		$23.79
Closing price	$29.68	$33.15	$28.75		$28.90
Cash dividend declared per share	$0.15	$0.15	$1.15	*	$0.15

Three Months Ended 2010	March 31	June 30	September 30		December 31
High price	$25.55	$29.20	$23.19		$28.98
Low price	$19.31	$20.57	$19.38		$21.30
Closing price	$24.96	$20.74	$21.70		$26.10
Cash dividend declared per share	$0.10	$0.10	$2.10	*	$0.10

* The Company declared special extraordinary dividends in the amount of $1.00 and $2.00 per share, respectively, on August 4, 2011 and August 5, 2010.
During the three months ended December 31, 2011, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act:

Period	Total Number of Shares Purchased	(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2011	342		$27.27	—	—
November 1 through November 30, 2011	263		$27.27	—	—
December 1 through December 31, 2011	—		$—	—	—
Total	605		$27.27	—	—

(1) Purchases made by us to satisfy income tax withholding obligations of certain employees.
During the fiscal year ended December 31, 2011, we did not sell any equity securities that were not registered under the Securities Act.

Item 6. Selected Financial Data
The selected consolidated financial data, together with other information presented below, should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The data reflect certain reclassifications to conform to the current year's presentation. The amounts related to these reclassifications are not material to our consolidated financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

($ in thousands, except per share data)	Years Ended December 31,
	2011	2010		2009		2008		2007
Consolidated Statements of Operations
Total revenue	$237,246	$183,738		$123,553		$185,830		$255,069
Total expenses	150,242	130,952	(6)	105,990		132,537	(3)	155,597	(1)
Operating income	87,004	52,786		17,563		53,293		99,472
Total non-operating (loss) income	(143)	12,708	(5)	(13,409)	(4)	(7,413)	(2)	10,009
Income from continuing operations before provision for income taxes	86,861	65,494		4,154		45,880		109,481
Provision for income taxes	32,584	19,089		4,490		20,822		41,378
Income (loss) from continuing operations	$54,277	$46,405		$(336)		$25,058		$68,103
(Loss) income from discontinued operations, net of tax	—	—		—		(6,997)		7,393
Net income (loss)	$54,277	$46,405		$(336)		$18,061		$75,496
Less: Net loss (income) attributable to redeemable noncontrolling interest	30	(8)		(1,374)		—		—
Net income (loss) attributable to common shareholders	$54,307	$46,397		$(1,710)		$18,061		$75,496

Earnings per share data-Basic
Income (loss) from continuing operations attributable to common shareholders	$1.26	$1.09		$(0.04)		$0.60		$1.63
(Loss) income from discontinued operations, net of tax, attributable to common shareholders	$—	$—		$—		$(0.17)		$0.18
Net income (loss) attributable to common shareholders	$1.26	$1.09		$(0.04)		$0.43		$1.80

Earnings per share data-Diluted
Income (loss) from continuing operations attributable to common shareholders	$1.23	$1.07		$(0.04)		$0.60		$1.60
(Loss) income from discontinued operations, net of tax, attributable to common shareholders	$—	$—		$—		$(0.17)		$0.17
Net income (loss) attributable to common shareholders	$1.23	$1.07		$(0.04)		$0.43		$1.77

Cash dividends declared per share	$1.60	$2.40		$0.20		$0.76		$0.80
Consolidated Statements of Financial Condition
Cash and cash equivalents	$127,824	$136,191		$153,002		$121,857		$136,971
Securities owned	25,304	—		17,621		19,070		—
Equity investments	7,868	43,979		10,842		—		—
Investments, available-for-sale	27,133	16,954		45,758		44,845		93,703
Total assets	286,233	277,586		328,711		286,122		332,245
Total liabilities	50,925	44,221		40,376		41,180		50,330
Total stockholders' equity	230,512	233,365		284,869		244,942		281,915

Other Financial Data (unaudited) ($ in Millions)
Assets under management (AUM) by account type:
Institutional accounts	$25,380	$19,625		$12,954		$6,544		$10,612
Open-end mutual funds	9,619	8,484		6,285		4,280		8,900
Closed-end mutual funds	6,285	6,353		5,546		4,278		10,274
Total AUM	$41,284	$34,462		$24,785		$15,102		$29,786

_________________________
(1) Includes $5.8 million expense associated with a payment made in conjunction with an additional compensation agreement entered into in connection with the offering of a closed-end mutual fund.
(2) Includes $10.8 million expense associated with losses recorded on investments, available-for-sale.
(3) Includes $3.7 million of impairment charges associated primarily with previously acquired intangible assets and $1.9 million severance expense and other employee related costs.
(4) Includes $32.3 million expense resulting from the impairment of available-for-sale securities.
(5) Includes $6.8 million gain due to recoveries on the sale of previously impaired securities.
(6) Includes $4.1 million expense associated with the offering of a closed-end mutual fund.

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
We are a leading global investment management firm focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks, and preferred securities. We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve individual and institutional investors through a broad range of investment vehicles.

ASSETS UNDER MANAGEMENT
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2011	2010	2009
Institutional Accounts
Assets under management, beginning of period	$19,625	$12,954	$6,544
Inflows	9,841	6,116	4,516
Outflows	(3,802)	(2,327)	(1,306)
Net inflows	6,039	3,789	3,210
Market (depreciation) appreciation	(284)	2,882	3,200
Total increase	5,755	6,671	6,410
Assets under management, end of period	$25,380	$19,625	$12,954
Average assets under management for period	$24,175	$15,690	$8,491

Open-End Mutual Funds
Assets under management, beginning of period	$8,484	$6,285	$4,280
Inflows	4,278	2,915	2,112
Outflows	(2,991)	(2,117)	(1,595)
Net inflows	1,287	798	517
Market (depreciation) appreciation	(152)	1,401	1,488
Total increase	1,135	2,199	2,005
Assets under management, end of period	$9,619	$8,484	$6,285
Average assets under management for period	$9,342	$6,984	$4,527

Closed-End Mutual Funds
Assets under management, beginning of period	$6,353	$5,546	$4,278
Inflows	153	340	628
Outflows	(59)	(79)	(395)
Net inflows	94	261	233
Market (depreciation) appreciation	(162)	546	1,035
Total (decrease) increase	(68)	807	1,268
Assets under management, end of period	$6,285	$6,353	$5,546
Average assets under management for period	$6,522	$5,754	$4,425

Total
Assets under management, beginning of period	$34,462	$24,785	$15,102
Inflows	14,272	9,371	7,256
Outflows	(6,852)	(4,523)	(3,296)
Net inflows	7,420	4,848	3,960
Market (depreciation) appreciation	(598)	4,829	5,723
Total increase	6,822	9,677	9,683
Assets under management, end of period	$41,284	$34,462	$24,785
Average assets under management for period	$40,039	$28,428	$17,443
Assets under management were $41.3 billion at December 31, 2011, a 20% increase from $34.5 billion at December 31, 2010 and an increase of 67% from $24.8 billion at December 31, 2009. The increase in assets under management from December

31, 2010 was due to net inflows of $7.4 billion, primarily into U.S. real estate strategies, partially offset by market depreciation of $598 million during the year ended December 31, 2011.
A significant majority of our revenue, approximately 94%, 92% and 91% in the years ended December 31, 2011, 2010 and 2009, respectively, was derived by providing asset management services to institutional accounts and our sponsored open-end and closed-end mutual funds. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee generally applied to the average assets under management in the client's portfolio.
Average assets under management were $40.0 billion in the year ended December 31, 2011, a 41% increase from $28.4 billion in the year ended December 31, 2010 and a 130% increase from $17.4 billion in the year ended December 31, 2009.
Institutional accounts
Institutional account assets under management were $25.4 billion at December 31, 2011, compared with $19.6 billion at December 31, 2010 and $13.0 billion at December 31, 2009. The increase in assets under management from December 31, 2010 was attributable to net inflows of $6.0 billion, primarily from subadvisory relationships into U.S. real estate strategies, partially offset by market depreciation of $284 million. The increase in assets under management during 2010 was attributable to net inflows of $3.8 billion and market appreciation of $2.9 billion. The increase in assets under management during 2009 was attributable to net inflows of $3.2 billion and market appreciation of $3.2 billion.
Average assets under management for institutional accounts were $24.2 billion in the year ended December 31, 2011, an increase of 54% from $15.7 billion in the year ended December 31, 2010 and an increase of 185% from $8.5 billion in the year ended December 31, 2009.
Institutional accounts had net inflows of $6.0 billion in the year ended December 31, 2011, compared with net inflows of $3.8 billion in the year ended December 31, 2010 and net inflows of $3.2 billion in the year ended December 31, 2009. Gross inflows were $9.8 billion in the year ended December 31, 2011, compared with $6.1 billion in the year ended December 31, 2010 and $4.5 billion in the year ended December 31, 2009. Gross outflows totaled $3.8 billion in the year ended December 31, 2011, compared with $2.3 billion in the year ended December 31, 2010 and $1.3 billion in the year ended December 31, 2009.
Market depreciation was $284 million in the year ended December 31, 2011, compared with market appreciation of $2.9 billion in the year ended December 31, 2010 and market appreciation of $3.2 billion in the year ended December 31, 2009.
Open-end mutual funds
Open-end mutual fund assets under management were $9.6 billion at December 31, 2011, compared with $8.5 billion at December 31, 2010 and $6.3 billion at December 31, 2009. The increase in assets under management from December 31, 2010 was attributable to net inflows of $1.3 billion, partially offset by market depreciation of $152 million. The increase in assets under management during 2010 was attributable to market appreciation of $1.4 billion and net inflows of $798 million. The increase in assets under management during 2009 was attributable to market appreciation of $1.5 billion and net inflows of $517 million.
Average assets under management for open-end mutual funds were $9.3 billion in the year ended December 31, 2011, an increase of 34% from $7.0 billion in the year ended December 31, 2010 and an increase of 106% from $4.5 billion in the year ended December 31, 2009.
Net inflows for open-end mutual funds were $1.3 billion in the year ended December 31, 2011, compared with net inflows of $798 million in the year ended December 31, 2010 and net inflows of $517 million in the year ended December 31, 2009. Gross inflows were $4.3 billion in the year ended December 31, 2011, compared with $2.9 billion in the year ended December 31, 2010 and $2.1 billion in the year ended December 31, 2009. Gross outflows totaled $3.0 billion in the year ended December 31, 2011, compared with $2.1 billion in the year ended December 31, 2010 and $1.6 billion in the year ended December 31, 2009.
Market depreciation was $152 million in the year ended December 31, 2011, compared with market appreciation of $1.4 billion in the year ended December 31, 2010 and market appreciation of $1.5 billion in the year ended December 31, 2009.
Closed-end mutual funds
Closed-end mutual fund assets under management were $6.3 billion at December 31, 2011, compared with $6.4 billion at December 31, 2010 and $5.5 billion at December 31, 2009. The decrease in assets under management from December 31, 2010 was attributable to market depreciation of $162 million, partially offset by net inflows of $94 million through an increase in the use of the funds' credit facilities. The increase in assets under management during 2010 was primarily attributable to market appreciation of $546 million and net inflows of $261 million, primarily due to the launch of Cohen &

Steers Select Preferred and Income Fund, Inc. ("PSF") during the fourth quarter of 2010. The increase in assets under management during 2009 was attributable to market appreciation of $1.0 billion and net inflows of $233 million due to line of credit borrowings achieved through the funds' credit facilities.
Average assets under management for closed-end mutual funds were $6.5 billion in the year ended December 31, 2011, an increase of 13% from $5.8 billion in the year ended December 31, 2010 and an increase of 47% from $4.4 billion in the year ended December 31, 2009.
Closed-end mutual funds had net inflows of $94 million in the year ended December 31, 2011, compared with net inflows of $261 million in the year ended December 31, 2010 and net inflows of $233 million in the year ended December 31, 2009 through an increase in the use of the funds' credit facilities during 2011 and 2009 and the launch of PSF in 2010. Market depreciation was $162 million in the year ended December 31, 2011, compared with market appreciation of $546 million in the year ended December 31, 2010 and market appreciation of $1.0 billion in the year ended December 31, 2009.
On March 9, 2012, Cohen & Steers Closed-End Opportunity Fund, Inc., which had total assets of $354 million as of December 31, 2011, announced that, as required by its charter, it will submit to a one-time stockholder vote a proposal that the fund convert from a closed-end fund to an open-end fund following its shares trading on the NYSE at an average discount from their net asset value of 7.5% or more over a period of 75 consecutive trading days. The conversion proposal, which would require the affirmative vote of a majority of the outstanding fund shares of record as of March 19, 2012 in order to be approved, will be considered at a special meeting of stockholders currently scheduled for June 2012. If the conversion proposal is approved, the fund will be open-ended and the fund's shareholders will have an opportunity to redeem their shares, thereby potentially reducing our assets under management and revenues.

RESULTS OF OPERATIONS

(in thousands)	Years Ended December 31,
	2011	2010	2009
Results of operations
Total revenue	$237,246	$183,738	$123,553
Total expenses	150,242	130,952	105,990
Total non-operating (loss) income	(143)	12,708	(13,409)
Income before provision for income taxes	$86,861	$65,494	$4,154

2011 COMPARED WITH 2010

Revenue
Revenue increased 29% to $237.2 million in the year ended December 31, 2011 from $183.7 million in the year ended December 31, 2010. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, which were due to net inflows, partially offset by market depreciation. Average assets under management in the year ended December 31, 2011 were $40.0 billion compared with $28.4 billion in the year ended December 31, 2010. Investment advisory and administration fees increased 31% to $221.9 million in the year ended December 31, 2011, compared with $169.8 million in the year ended December 31, 2010.
In the year ended December 31, 2011, total investment advisory and administration revenue from institutional accounts increased 43% to $89.6 million from $62.6 million in the year ended December 31, 2010. The increase in institutional account revenue was attributable to higher average assets under management resulting from net inflows of $6.0 billion, primarily from subadvisory relationships into U.S. real estate strategies, partially offset by market depreciation of $284 million in 2011. Average assets under management for institutional accounts in the year ended December 31, 2011 were $24.2 billion compared with $15.7 billion in the year ended December 31, 2010.
In the year ended December 31, 2011, total investment advisory and administration revenue from open-end mutual funds increased 28% to $78.6 million from $61.1 million in the year ended December 31, 2010. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $1.3 billion, partially offset by market depreciation of $152 million in 2011. Average assets under management for open-end mutual funds in the year ended December 31, 2011 were $9.3 billion compared with $7.0 billion in the year ended December 31, 2010.
In the year ended December 31, 2011, total investment advisory and administration revenue from closed-end mutual funds increased 17% to $53.8 million from $46.1 million in the year ended December 31, 2010. The increase in closed-end mutual fund revenue was attributable to higher average assets under management in 2011. Average assets under management for closed-end mutual funds in the year ended December 31, 2011 were $6.5 billion compared with $5.8 billion in the year ended December 31, 2010.
Distribution and service fee revenue increased 7% to $9.7 million in the year ended December 31, 2011 from $9.1 million in the year ended December 31, 2010. This increase in distribution and service fee revenue was primarily due to higher levels of average assets under management in 2011.
Portfolio consulting and other revenue increased 17% to $5.6 million in the year ended December 31, 2011 from $4.8 million in the year ended December 31, 2010. This increase was due to higher portfolio consulting fees resulting from higher assets under advisement, primarily attributable to model-based strategies in the year ended December 31, 2011.

Expenses
Total operating expenses increased 15% to $150.2 million in the year ended December 31, 2011 from $131.0 million in the year ended December 31, 2010, primarily due to increases in employee compensation and benefits of $12.7 million, general and administrative expenses of $4.0 million, and distribution and service fees of $1.2 million.
Employee compensation and benefits increased 18% to $84.4 million in the year ended December 31, 2011 from $71.7 million in the year ended December 31, 2010. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $4.8 million, higher salaries of approximately $4.2 million and higher amortization of restricted stock units of approximately $3.6 million.
Distribution and service fee expenses increased 5% to $23.9 million in the year ended December 31, 2011 from $22.6 million in the year ended December 31, 2010. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 13% to $35.2 million in the year ended December 31, 2011 from $31.2 million in the year ended December 31, 2010. This increase was primarily due to higher professional fees, which included product development costs, of approximately $1.4 million, higher information technology costs of approximately $1.0 million resulting from upgrades made to our infrastructure, including application development, and higher travel and entertainment of approximately $672,000, higher office expense of approximately $429,000 and higher marketing expense of approximately $384,000 due to increased levels of business activities.

Non-operating (Loss) Income
Non-operating loss was $143,000 in the year ended December 31, 2011, compared with non-operating income of $12.7 million in the year ended December 31, 2010. The decrease was primarily attributable to losses in equity investments in our sponsored onshore and offshore global real estate long-short funds in 2011 and a gain of approximately $6.8 million due to recoveries on the sale of previously impaired securities and gains from our seed investments during the year ended December 31, 2010.

Income Taxes
We recorded an income tax expense of $32.6 million in the year ended December 31, 2011, compared with $19.1 million in the year ended December 31, 2010. The effective tax rate of 29% for the year ended December 31, 2010 included discrete items, which are items that are unusual or infrequently occurring in nature, the most significant of which was attributable to gains of approximately $6.8 million from the sale of previously impaired securities. The provision for income taxes in the years ended December 31, 2011 and December 31, 2010 include U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38% and 34%, respectively, excluding the discrete items mentioned above.

2010 COMPARED WITH 2009

Revenue
Revenue increased 49% to $183.7 million in the year ended December 31, 2010 from $123.6 million in the year ended December 31, 2009. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, which were due to net inflows and market appreciation. Average assets under management in the year ended December 31, 2010 were $28.4 billion compared with $17.4 billion in the year ended December 31, 2009.
In the year ended December 31, 2010, total investment advisory and administration revenue from institutional accounts increased 67% to $62.6 million from $37.6 million in the year ended December 31, 2009. The increase in institutional account revenue was attributable to higher levels of average assets under management resulting from net inflows of $3.8 billion, primarily from subadvisory relationships into global/international real estate strategies, and market appreciation of $2.9 billion in 2010. Average assets under management for institutional accounts in the year ended December 31, 2010 were $15.7 billion compared with $8.5 billion in the year ended December 31, 2009.
In the year ended December 31, 2010, total investment advisory and administration revenue from open-end mutual funds increased 51% to $61.1 million from $40.5 million in the year ended December 31, 2009. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $1.4 billion and net inflows of $798 million in 2010. Average assets under management for open-end mutual funds in the year ended December 31, 2010 were $7.0 billion compared with $4.5 billion in the year ended December 31, 2009.
In the year ended December 31, 2010, total investment advisory and administration revenue from closed-end mutual funds increased 34% to $46.1 million from $34.5 million in the year ended December 31, 2009. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting from market appreciation of $546 million and net inflows of $261 million primarily as a result of the launch of PSF in 2010. Average assets under management for closed-end mutual funds in the year ended December 31, 2010 were $5.8 billion compared with $4.4 billion in the year ended December 31, 2009.
Distribution and service fee revenue increased 20% to $9.1 million in the year ended December 31, 2010 from $7.5 million in the year ended December 31, 2009. This increase in distribution and service fee revenue was primarily due to higher levels of average assets under management in 2010.
Expenses
Total operating expenses increased 24% to $131.0 million in the year ended December 31, 2010 from $106.0 million in the year ended December 31, 2009, primarily due to increases in employee compensation and benefits of $13.7 million, distribution and service fees of $8.0 million, and general and administrative expenses of $2.8 million.
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
Distribution and service fee expenses increased 54% to $22.6 million in the year ended December 31, 2010 from $14.7 million in the year ended December 31, 2009. This increase was primarily due to the costs of approximately $3.2 million associated with the launch of PSF and higher levels of average assets under management in open-end mutual funds for the 2010 period.
General and administrative expenses increased 10% to $31.2 million in the year ended December 31, 2010 from $28.4 million in the year ended December 31, 2009. This increase was primarily due to higher travel and entertainment expenses of approximately $862,000, higher information technology costs of approximately $635,000 resulting from upgrades made to our infrastructure, including application development, and higher marketing expenses of approximately $527,000.
Non-operating Income (Loss)
Non-operating income was $12.7 million in the year ended December 31, 2010, compared with non-operating loss of $13.4 million in the year ended December 31, 2009. The 2010 results included a gain of approximately $6.8 million due to recoveries on the sale of previously impaired securities. Excluding this gain, non-operating income would have been $5.9 million. The 2009 results included other-than-temporary impairment charges of $32.3 million recorded on available-for-sale securities, primarily from investments in preferred securities and seed money investments in our sponsored mutual funds. Excluding these charges, non-operating income would have been $18.8 million in the year ended December 31, 2009. The decrease in non-operating income after excluding the $6.8 million gain in 2010 and the $32.3 million impairment charges in 2009 was primarily attributable to decreased gains from trading securities of $14.2 million attributable to the consolidation of our sponsored onshore and offshore global real estate long-short funds in 2009.
Income Taxes
We recorded an income tax expense of $19.1 million in the year ended December 31, 2010, compared with $4.5 million in the year ended December 31, 2009. The effective tax rate of 29% in the year ended December 31, 2010 included discrete items, which are items that are unusual or infrequently occurring in nature, the most significant of which was attributable to gains of approximately $6.8 million from the sale of previously impaired securities. The provision for income taxes in the year ended December 31, 2009 included the reversal of an approximate $3.2 million valuation allowance associated with available-for-sale securities recorded in 2008 and approximately $7.3 million related to non-deductible impairment charges recorded during the year ended December 31, 2009. The provision for income taxes in the years ended December 31, 2010 and 2009 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 34% and 21%, respectively, excluding the discrete items mentioned above.
Liquidity and Capital Resources
Our business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 69% and 83% of total assets as of December 31, 2011 and 2010, respectively, excluding investments classified as level 3 in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”).
Included in equity investment was approximately $7.9 million invested in our offshore global real estate long-short fund which was classified as level 2 investments at December 31, 2011. Included in equity investments and investments, available-for-sale at December 31, 2010 were approximately $38.2 million of equity investments in our global real estate long-short funds and $4.9 million of auction rate preferred securities, respectively, which were classified as level 2 investments. See Note 4 to the consolidated financial statements relating to investments.
Net cash provided by operating activities was $72.4 million in the year ended December 31, 2011, compared with $54.0 million and $22.1 million in the years ended December 31, 2010 and December 31, 2009, respectively. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.
Net cash used in investing activities was $3.0 million in the year ended December 31, 2011, compared with net cash provided by investing activities of $32.3 million and $10.3 million in the years ended December 31, 2010 and December 31, 2009, respectively. In 2011, net cash used in investing activities was primarily for purchases of $37.6 million of investments, available-for-sale and purchases of $2.9 million of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $28.7 million and proceeds from the redemption of equity investments of $8.8 million. In 2010, net cash provided by investing activities was primarily comprised of proceeds from sales of investments, available-for-sale in the amount of $54.9 million, partially offset by purchases of $19.7 million of investments, available-for-sale and purchases of $2.9 million of property and equipment. In 2009, net cash provided by investing activities was primarily comprised of proceeds from sales of investments, available-for-sale in the amount of $45.6 million, partially offset by purchases of $32.8 million of investments, available-for-sale and purchases of $2.5 million of property and equipment.
Net cash used in financing activities was $77.6 million, $103.0 million and $1.7 million in the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, net cash used in financing activities was primarily for dividends paid to stockholders of $69.1 million, which included a special dividend of approximately $43.2 million paid on September 28, 2011, repurchase of common stock of $6.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, and the redemption of redeemable noncontrolling interest of $3.7 million, partially offset by excess tax benefits associated with delivery of restricted stock units of $1.5 million. In 2010, net cash used in financing activities was primarily for dividends paid to stockholders of $102.4 million, which included a special dividend of approximately $85.3 million paid on September 27, 2010, and the repurchase of common stock of $3.4 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $2.0 million. In 2009, net cash used in financing activities was primarily for dividends paid to stockholders of $8.5 million, a reduction to previously recorded excess tax benefits associated with the delivery of restricted stock units of $3.4 million and repurchase of common stock of $2.3 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $11.8 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At December 31, 2011, we exceeded our minimum regulatory capital requirements by approximately $1.4 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority. At December 31, 2011, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $49.4 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Included in cash and cash equivalents and investments, available-for-sale were approximately $66.5 million held by our foreign subsidiaries as of December 31, 2011. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs. It is our current intention to permanently reinvest these funds outside of the U.S.
During the first quarter of 2012, we launched Cohen & Steers Real Assets Fund in which we made a seed investment of approximately $25.1 million.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III ("GRP"), a global private equity multimanager fund that had an initial closing on October 4, 2011. Our investment in GRP is illiquid and will be invested in GRP for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP through October 2012, and the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. This unfunded commitment was not recorded on our consolidated statements of financial condition as of December 31, 2011.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of December 31, 2011. The following summarizes our contractual obligations as of December 31, 2011 (in thousands):

	2012	2013	2014	2015		2016	2017 and after	Total
Operating leases	$7,863	$8,067	$1,510	$527	(1)	$287	$—	$18,254
_________________________________________
(1) The lease for our corporate headquarters in New York City expires in 2014.
We had $4.7 million, $4.7 million and $4.9 million of total gross unrecognized tax benefits as of December 31, 2011, 2010 and 2009, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.8 million, $2.8 million and $2.5 million (net of the federal benefit on state issues) as of December 31, 2011, 2010 and 2009, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2011 and 2010, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million for each year. See Note 12 to the consolidated financial statements for additional disclosures related to income taxes.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.
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
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our fair value committee. Unrealized gains and losses are recorded as gain (loss) from trading securities reported in our consolidated statements of operations.

Investments classified as equity investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income or loss for the period. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment of a security position is other than temporary, the loss will be recognized in our consolidated statements of operations. An other than temporary impairment is generally presumed to have occurred if the available-for-sale investment has an unrealized loss continuously for 12 or more months.
From time to time, our consolidated funds enter into derivative contracts to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps and credit default swaps. We recognize derivatives as either assets or liabilities measured at fair value. The fair value of these instruments are recorded in other assets or other liabilities and accrued expenses in our consolidated statements of financial condition. These investments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in our consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite lived intangible assets are amortized over their useful lives. We determined that the fair values of our goodwill and indefinite lived intangible assets substantially exceeded their carrying values as a result of the most recent impairment test performed as of November 30, 2011.
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
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance is effective for the first quarter of our 2012 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. In December 2011, the FASB issued guidance to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This new guidance is effective for the first quarter of our 2012 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our consolidated financial statements.
In May 2011, the FASB issued new guidance regarding fair value measurement and disclosures. The new guidance results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Requirements. This new guidance changed the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for the first quarter of our 2012 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to the risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments. At December 31, 2011, we had approximately $25.3 million securities owned and approximately $9.3 million securities sold but not yet purchased as a result of consolidating our onshore global real estate long-short fund and Cohen & Steers Global Listed Infrastructure Fund. At December 31, 2011, we had approximately $7.9 million of equity investments, which represented our equity interests in the offshore global real estate long-short fund. As of December 31, 2011, we had approximately $27.1 million of investments, available-for-sale which were comprised of approximately $9.4 million invested in our sponsored mutual funds, $5.2 million invested in perpetual preferred securities and $12.5 million invested in foreign and domestic common stocks.
The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at December 31, 2011:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Securities owned	$25,304	$27,834	$22,774
Equity investments	7,868	8,655	7,081
Investments, available-for-sale	27,133	29,846	24,420

A significant majority of our revenue—approximately 94%, 92% and 91% in the years ended December 31, 2011, 2010 and 2009, respectively—was derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to such market factors as inflation, interest changes and economic downturn, may cause our revenue and income to decline by:
• causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or
•causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.
In addition, market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth. Further, depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain the funds' target leverage ratios, thereby increasing or decreasing the assets we manage.
As of December 31, 2011, 53% and 18% of the assets we managed were concentrated in U.S. real estate common stocks and international real estate common stocks, respectively. An increase in interest rates or prolonged economic downturn could have a negative impact on the valuation of REITs and other securities in our clients' portfolios, which could reduce our revenue. In addition, an increase in interest rates or prolonged economic downturn could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's report on internal control over financial reporting is located on page F-2 of this Report on Form 10-K and Deloitte & Touche LLP's report on the effectiveness of our internal control over financial reporting is located on page F-3.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors-Information Concerning the Nominees and Directors” and “Item 1: Election of Directors-Other Executive Officers” of the Proxy Statement is incorporated herein by reference.
The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Item 1: Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
The information regarding our Code of Business Conduct and Ethics and committees of our Board of Directors under the caption “Item 1: Election of Directors-Corporate Governance at Cohen & Steers” and “Item 1: Election of Directors-Information about the Board and its Committees” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation
The information contained in the sections captioned “Item 1: Election of Directors-Compensation of Executive Officers”, “Item 1: Election of Directors—Information About The Board and its Committees” and “Item 1: Election of Directors-Report of the Compensation Committee” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the sections captioned “Item 1: Election of Directors-Ownership of Cohen & Steers Common Stock” and “Item 1: Election of Directors-Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the section captioned “Item 1: Election of Directors-Certain Relationships and Related Transactions” and “Item 1: Election of Directors-Corporate Governance at Cohen & Steers” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information regarding our independent registered public accounting firm fees and services in the section captioned “Item 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1	Financial Statements Included herein at pages F-1 through F-31.
	2	Financial Data Schedules All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3	Exhibits
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—	Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—	Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—	Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.10	—	Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(5)
10.11	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)
10.12	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—	Subsidiaries of the Registrant (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to the Consolidated Financial Statements.

(1) Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.
(3) Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32236), filed on May 15, 2008.
(4) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.

(5) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended March 31, 2006.
(6) Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.
* Denotes compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN & STEERS, INC.

By:	/S/ MARTIN COHEN
Martin Cohen Co-Chairman, Co-Chief Executive Officer and Director
March 15, 2012
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

Signature	Title	Date

/S/ MARTIN COHEN	Co-Chairman, Co-Chief Executive Officer and Director
Martin Cohen	(Co-Principal Executive Officer)	March 15, 2012

/S/ ROBERT H. STEERS	Co-Chairman, Co-Chief Executive Officer and Director
Robert H. Steers	(Co-Principal Executive Officer)	March 15, 2012

/S/ RICHARD E. BRUCE
Richard E. Bruce	Director	March 15, 2012

/S/ PETER L. RHEIN
Peter L. Rhein	Director	March 15, 2012

/S/ RICHARD P. SIMON
Richard P. Simon	Director	March 15, 2012

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	March 15, 2012

/S/ BERNARD B. WINOGRAD
Bernard B. Winograd	Director	March 15, 2012

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 15, 2012

/S/ BERNARD M. DOUCETTE
Bernard M. Doucette	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2012

TABLE OF CONTENTS
FINANCIAL STATEMENTS

COHEN & STEERS, INC.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cohen & Steers, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.
The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.
The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company's internal control over financial reporting. Their report appears on the following page.
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY
We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
March 15, 2012

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$127,824	$136,191
Securities owned ($21,952) *	25,304	—
Equity investments	7,868	43,979
Investments, available-for-sale	27,133	16,954
Accounts receivable	39,590	32,821
Due from broker ($10,321) *	10,443	—
Property and equipment—net	11,200	13,242
Goodwill	19,934	20,334
Intangible assets—net	1,879	1,968
Deferred income tax asset—net	9,233	8,058
Other assets ($209) *	5,825	4,039
Total assets	$286,233	$277,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$23,337	$20,273
Securities sold but not yet purchased ($9,277) *	9,277	—
Income tax payable	4,948	9,077
Deferred rent	1,679	2,209
Other liabilities and accrued expenses ($493) *	11,684	12,662
Total liabilities	50,925	44,221

Commitments and contingencies (see Note 11)
Redeemable noncontrolling interest	4,796	—
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 46,155,192 and 45,395,084 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	462	454
Additional paid-in capital	402,573	378,081
Accumulated deficit	(83,063)	(65,553)
Accumulated other comprehensive (loss) income, net of tax	(225)	2,971
Less: Treasury stock, at cost, 2,986,913 and 2,754,696 shares at December 31, 2011 and December 31, 2010, respectively	(89,235)	(82,588)
Total stockholders’ equity	230,512	233,365
Total liabilities and stockholders’ equity	$286,233	$277,586
_________________________
*: Assets and liability amounts in parentheses represent the portion of the December 31, 2011 consolidated balances attributable to the onshore global real estate long-short fund which is a variable interest entity.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
Revenue:
Investment advisory and administration fees	$221,879	$169,844	$112,566
Distribution and service fees	9,718	9,078	7,545
Portfolio consulting and other	5,649	4,816	3,442
Total revenue	237,246	183,738	123,553
Expenses:
Employee compensation and benefits	84,371	71,658	57,962
Distribution and service fees	23,867	22,631	14,668
General and administrative	35,204	31,173	28,350
Depreciation and amortization	5,056	4,531	4,221
Amortization, deferred commissions	1,744	959	789
Total expenses	150,242	130,952	105,990
Operating income	87,004	52,786	17,563
Non-operating income:
Interest and dividend income—net	1,068	1,453	1,870
Gain (loss) from trading securities—net	39	(182)	14,055
Gain (loss) from available-for-sale securities—net	376	7,564	(30,245)
Equity in (losses) earnings of affiliates	(3,021)	3,010	340
Other	1,395	863	571
Total non-operating (loss) income	(143)	12,708	(13,409)
Income before provision for income taxes	86,861	65,494	4,154
Provision for income taxes	32,584	19,089	4,490
Net income (loss)	54,277	46,405	(336)
Less: Net loss (income) attributable to redeemable noncontrolling interest	30	(8)	(1,374)
Net income (loss) attributable to common shareholders	$54,307	$46,397	$(1,710)

Earnings (loss) per share attributable to common shareholders:
Basic	$1.26	$1.09	$(0.04)
Diluted	$1.23	$1.07	$(0.04)
Weighted average shares outstanding:
Basic	43,190	42,715	42,339
Diluted	43,975	43,227	42,339

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2011	2010	2009
Net income (loss) attributable to common shareholders	$54,307	$46,397	$(1,710)
Foreign currency translation (loss) gain	(1,037)	(1,000)	994
Net unrealized (loss) gain from available-for-sale securities, net of tax	(1,783)	416	10,500
Reclassification to statements of operations of (gain) loss from available-for-sale securities, net of tax	(376)	(7,564)	30,245
Total comprehensive income attributable to common shareholders	$51,111	$38,249	$40,029

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2009	$442	$347,088	$4,981	$(30,620)	$(76,949)	$244,942	$—	41,759
Dividends	—	—	(8,653)	—	—	(8,653)	—	—
Issuance of common stock	6	625	—	—	—	631	—	653
Repurchase of common stock	—	—	—	—	(2,253)	(2,253)	—	(173)
Reduction of tax benefits associated with restricted stock units—net	—	(3,312)	—	—	—	(3,312)	—	—
Issuance of restricted stock units	—	642	—	—	—	642	—	—
Amortization of restricted stock units—net	—	12,896	—	—	—	12,896	—	—
Forfeitures of vested restricted stock units	—	(53)	—	—	—	(53)	—	—
Net (loss) income	—	—	(1,710)	—	—	(1,710)	1,374	—
Other comprehensive income, net of tax	—	—	—	41,739	—	41,739	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	11,847	—
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	(9,755)	—
Ending balance, December 31, 2009	$448	$357,886	$(5,382)	$11,119	$(79,202)	$284,869	$3,466	42,239
Dividends	—	—	(106,568)	—	—	(106,568)	—	—
Issuance of common stock	6	489	—	—	—	495	—	561
Repurchase of common stock	—	—	—	—	(3,386)	(3,386)	—	(160)
Tax benefits associated with restricted stock units—net	—	80	—	—	—	80	—	—
Issuance of restricted stock units	—	4,640	—	—	—	4,640	—	—
Amortization of restricted stock units—net	—	15,031	—	—	—	15,031	—	—
Forfeitures of vested restricted stock units	—	(45)	—	—	—	(45)	—	—
Net income	—	—	46,397	—	—	46,397	8	—
Other comprehensive loss, net of tax	—	—	—	(8,148)	—	(8,148)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	1,954	—
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	(5,428)	—
Ending balance, December 31, 2010	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640
Dividends	—	—	(71,817)	—	—	(71,817)	—	—
Issuance of common stock	8	531	—	—	—	539	—	760
Repurchase of common stock	—	—	—	—	(6,647)	(6,647)	—	(232)
Tax benefits associated with restricted stock units—net	—	1,987	—	—	—	1,987	—	—
Issuance of restricted stock units	—	3,382	—	—	—	3,382	—	—
Amortization of restricted stock units—net	—	18,594	—	—	—	18,594	—	—
Forfeitures of vested restricted stock units	—	(2)	—	—	—	(2)	—	—
Net income (loss)	—	—	54,307	—	—	54,307	(30)	—
Other comprehensive loss, net of tax	—	—	—	(3,196)	—	(3,196)	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(744)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	744	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(3,734)	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	437	—
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	8,123	—
Ending balance, December 31, 2011	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for supplemental disclosures)	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$54,277	$46,405	$(336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	18,675	15,100	13,010
Amortization, deferred commissions	1,744	959	789
Depreciation and amortization	5,056	4,531	4,221
Deferred rent	(530)	(447)	(291)
(Gain) loss from trading securities - net	(39)	182	(14,055)
Equity in losses (earnings) of affiliates	3,021	(3,010)	(340)
(Gain) loss from available-for-sale securities - net	(376)	(7,564)	30,245
Deferred income taxes	(415)	223	(283)
Foreign currency (gain) loss	(829)	(370)	186
Changes in operating assets and liabilities:
Accounts receivable	(5,940)	(9,127)	(6,137)
Due from broker	(3,699)	1,787	(30,411)
Deferred commissions	(1,915)	(1,221)	(540)
Income tax receivable	—	777	11,915
Securities owned	7,393	(12,686)	865
Other assets	(1,597)	546	1,010
Accrued compensation	3,445	8,392	(3,411)
Securities sold but not yet purchased	(599)	(1,171)	17,546
Income tax payable	(4,388)	7,057	—
Other liabilities and accrued expenses	(839)	3,677	(1,842)
Net cash provided by operating activities	72,445	54,040	22,141
Cash flows from investing activities:
Proceeds from redemption of equity investments	8,800	—	—
Purchases of investments, available-for-sale	(37,611)	(19,748)	(32,802)
Proceeds from sales of investments, available-for-sale	28,703	54,873	45,583
Purchases of property and equipment	(2,927)	(2,854)	(2,486)
Net cash (used in) provided by investing activities	(3,035)	32,271	10,295
Cash flows from financing activities:
Excess (reduction of) tax benefits associated with restricted stock units	1,483	389	(3,386)
Issuance of common stock	466	426	542
Repurchase of common stock	(6,647)	(3,386)	(2,253)
Dividends to stockholders	(69,118)	(102,400)	(8,472)
Redemption of redeemable noncontrolling interest	(3,734)	—	—
Contributions from redeemable noncontrolling interest	—	1,954	11,847
Payment of capital lease obligations	—	—	(27)
Net cash used in financing activities	(77,550)	(103,017)	(1,749)
Net (decrease) increase in cash and cash equivalents	(8,140)	(16,706)	30,687
Effect of foreign exchange rate changes	(227)	(105)	458
Cash and cash equivalents, beginning of the year	136,191	153,002	121,857
Cash and cash equivalents, end of the year	$127,824	$136,191	$153,002

See notes to consolidated financial statements

Supplemental disclosures of cash flow information:
For the years ended December 31, 2011, 2010 and 2009, cash paid for interest was approximately $22,000, $23,000 and $632,000, respectively.
For the years ended December 31, 2011 and 2010, the Company paid taxes, net of tax refunds, of approximately $35,724,000 and $10,679,000, respectively. For the year ended December 31, 2009, the Company received cash tax refunds, net of taxes paid, of approximately $3,858,000.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the years ended December 31, 2011, 2010 and 2009, the Company issued fully vested restricted stock units in the amount of approximately $683,000, $473,000 and $462,000, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company issued restricted stock unit dividend equivalents in the amount of approximately $2,699,000, $4,168,000 and $181,000, respectively.
On November 14, 2011, the Company redeemed shares from the Cohen & Steers Global Listed Infrastructure Fund in the amount of approximately $3,062,000 and simultaneously established and invested in an account treated as available-for-sale through a non-cash delivery of securities.
On November 1, 2011, the Company consolidated the assets and liabilities of the onshore global real estate long-short fund resulting in a non-cash reclassification of $18,444,000 from equity investments representing the Company's proportionate share of the fund.
On February 23, 2011, the Company consolidated the assets and liabilities of the Cohen & Steers Global Listed Infrastructure Fund resulting in a non-cash reclassification of $5,838,000 from equity investments representing the Company's proportionate share of the fund.
During the year ended December 31, 2010, the Company recorded a non-cash reclassification of $30,125,000 to equity investments representing the Company's proportionate ownership interests in the onshore global real estate long-short fund and Cohen & Steers Global Listed Infrastructure Fund, partially offset by a reclassification of Cohen & Steers Preferred Securities and Income Fund.
On December 1, 2009, the Company deconsolidated the assets and liabilities of the offshore global real estate long-short fund resulting in a non-cash reclassification of $10,502,000 to equity investments representing the Company's proportionate share of the fund.

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
Through CSCM, a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company provides investment management services to individual and institutional investors through a broad range of investment vehicles. Founded in 1986, the Company is a leading global investment management firm focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks, and preferred securities. The Company also manages alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and sub-advised funds for other financial institutions. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.
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
A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. Investments and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. The Company assesses whether entities in which it has an interest are VIEs upon initial involvement and at each reporting date. The Company assesses whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. See Note 4 for further discussion about the Company’s investments.
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
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on quoted market prices; market prices obtained from independent pricing services engaged by management or as determined by the Company’s fair value committee. Unrealized gains and losses are recorded as gain (loss) from trading securities—net reported in the Company’s consolidated statements of operations.
Investments classified as equity investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s consolidated statements of operations. An other than temporary impairment is generally presumed to have occurred if the available-for-sale investment has an unrealized loss continuously for 12 or more months.
From time to time, the consolidated funds of the Company enter into derivative contracts to hedge market and credit risks of the underlining portfolios utilizing options, total return swaps and credit default swaps. The Company recognizes derivatives as either assets or liabilities measured at fair value. The fair value of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's consolidated statements of financial condition. These investments are measured at fair value with gains and losses recorded as gain (loss) from trading securities in the Company's consolidated statements of operations.
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
Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party minority voting interests in the Company's consolidated entities. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity.
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
Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the Company-sponsored open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the fourth quarter of 2010, the Company made a $3.2 million payment associated with an additional

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation agreement entered into in connection with the offering of a closed-end mutual fund. This payment was reflected as an expense in distribution and service fees on the accompanying consolidated statement of operations for the year ended December 31, 2010.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income (loss) attributable to common shareholders, unrealized gains and losses from available-for-sale securities (net of tax), foreign currency translation gains and losses (net of tax) and reclassification to statements of operations of gains and losses from available-for-sale securities (net of tax).
Recently Issued Accounting Pronouncements—In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance is effective for the Company's first quarter of 2012. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. In December 2011, the FASB issued guidance to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This new guidance is effective for the Company's first quarter of 2012. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's consolidated financial statements.
In May 2011, the FASB issued new guidance regarding fair value measurement and disclosures. The new guidance results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. This new guidance changed the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for the Company's first quarter of 2012. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's consolidated financial statements.
3. Goodwill and Other Intangible Assets
Goodwill and intangible assets recorded in the Company's statements of financial condition are related to the acquisition of Cohen & Steers Europe S.A. during 2006.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in the Company's goodwill and intangible assets during the years ended December 31, 2011 and 2010 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2010	$21,196	$807	$1,250
Currency revaluation	(862)	—	—
Amortization during 2010	—	(89)	—
Balance at December 31, 2010	$20,334	$718	$1,250
Currency revaluation	(400)	—	—
Amortization during 2011	—	(89)	—
Balance at December 31, 2011	$19,934	$629	$1,250

The following is a summary of the intangible assets at December 31, 2011 and 2010 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2011
Amortized intangible assets:
Client relationships	84	$1,543	$(914)	$629
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(914)	$1,879
2010
Amortized intangible assets:
Client relationships	96	$1,543	$(825)	$718
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(825)	$1,968
Amortization expense related to the intangible assets was approximately $89,000, $89,000 and $90,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31,	Estimated Amortization Expense
2012	$89
2013	89
2014	89
2015	89
2016	89
Thereafter	184
Total	$629

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments
The following is a summary of the Company's investments as of December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31,
	2011	2010
Securities owned	$25,304	$—
Equity investments	7,868	43,979
Investments, available-for-sale	27,133	16,954
During the fourth quarter of 2009, the Company launched Cohen & Steers Global Listed Infrastructure Fund (“GLIF”). As of December 31, 2011, the Company owned the majority of the voting interest in GLIF. Accordingly, the underlying assets and liabilities of GLIF have been included in the Company's consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). As of December 31, 2011, the Company determined that the Onshore Fund was a VIE and the Company was the primary beneficiary. Therefore, the underlying assets and liabilities of the Onshore Fund have been included in the Company's consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As of December 31, 2011, cash included in due from broker in the consolidated statement of financial condition of approximately $9,360,000 was held at two brokers for the purpose of covering securities sold but not yet purchased.
The following represents the portion of the consolidated statement of financial condition attributable to the consolidated Onshore Fund as of December 31, 2011. The following assets may only be used to settle obligations of the Onshore Fund and these liabilities are only the obligations of the Onshore Fund for which the creditors do not have recourse to the general credit of the Company (in thousands):

At December 31, 2011
Assets
Securities owned	$21,952
Due from broker	10,321
Other assets	209
Total assets	$32,482

Liabilities
Securities sold but not yet purchased	$9,277
Other liabilities	493
Total liabilities	$9,770
The offshore global real estate long-short fund (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership and the Company is the general partner and investment manager for which it receives a management fee and is entitled to receive a performance fee. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore accounts for its investment in this fund using the equity method of accounting as of December 31, 2011. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
In the ordinary course of business, the Company may redeem portions of its seed investments. On November 1, 2011, the Company redeemed $6,300,000 from the Onshore Fund and $2,500,000 from the Offshore Fund.
In May 2010, the Company launched Cohen & Steers Preferred Securities and Income Fund (“CPX”). As of December 31, 2011, the Company's interest in CPX is included in investments, available-for-sale as the Company does not have significant influence over CPX's financial decisions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the fair value of securities owned and equity investments as of December 31, 2011 and December 31, 2010 (in thousands):

	At December 31, 2011		At December 31, 2010
	Securities Owned	Equity Investments	Securities Owned	Equity Investments
GLIF	$3,352	$—	$—	$26,963
Onshore Fund	21,952	—	—	11,245
Offshore Fund	—	7,868	—	5,771
Total	$25,304	$7,868	$—	$43,979
Gain (loss) from trading securities—net for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009
GLIF	(145)	—	—
Onshore Fund	184	189	10,256
Offshore Fund	—	—	3,799
CPX	—	(371)	—
Total gain (loss) from trading securities—net	39	(182)	14,055
Equity in earnings (losses) of affiliates for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009
GLIF	$76	$1,187	$—
Onshore Fund	(2,219)	803	—
Offshore Fund	(878)	403	340
CPX	—	617	—
Total equity in earnings (losses) of affiliates	$(3,021)	$3,010	$340
The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the Securities and Exchange Commission ("SEC"). As of and for the years ended December 31, 2011, 2010 and 2009, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present separate financial statements for any of its equity method investments.
The following is the summarized statements of financial condition for the aggregate of the Company's equity investments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Total assets	$65,600	$154,006
Total liabilities	19,738	58,242
Net assets	45,862	95,764

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the summarized statements of operations for the aggregate of the Company's equity investments for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Total revenue, including net gains (losses)	$(4,619)	$7,920	$5,972
Total expenses	3,346	3,490	777
Net (loss) income	$(7,965)	$4,430	$5,195

Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of December 31, 2011 and December 31, 2010 (in thousands):

	At December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$5,236	$98	$(117)	$5,217
Common stocks	12,247	698	(401)	12,544
Company-sponsored mutual funds	10,100	—	(728)	9,372
Total investments, available-for-sale	$27,583	$796	$(1,246)	$27,133

	At December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Perpetual preferred securities	$5,910	$15	$(11)	$5,914
Common stocks	6,215	726	(44)	6,897
Company-sponsored mutual funds	3,120	1,023	—	4,143
Total investments, available-for-sale	$15,245	$1,764	$(55)	$16,954
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
Unrealized losses on investments, available-for-sale as of December 31, 2011 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of December 31, 2011, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales proceeds, gross realized gains and losses from investments, available-for-sale for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Proceeds from sales	$28,703	$54,873	$45,583
Gross realized gains	1,509	8,694	3,510
Gross realized losses	(1,133)	(767)	(13,781)
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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period.
The following table presents fair value measurements as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$35,050	$—	$—	$35,050
Securities owned	$24,029	$—	$1,275	$25,304
Equity investments	$—	$7,868	$—	$7,868
Investments, available-for-sale
Perpetual preferred securities	$1,052	$15	$4,150	$5,217
Common stocks	12,544	—	—	12,544
Company-sponsored mutual funds	9,372	—	—	9,372
Total investments, available-for-sale	$22,968	$15	$4,150	$27,133
Derivatives - assets:
Equity contracts	$48	$98	$—	$146
Credit contracts	$—	$2	$—	$2
Total derivatives - assets	$48	$100	$—	$148
Derivatives - liabilities:
Equity contracts	$11	$245	$—	$256
Securities sold but not yet purchased	$9,277	$—	$—	$9,277
________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*    Cash equivalents were comprised of investments in money market funds which are included in cash and cash equivalents on the Company's consolidated statements of financial condition.
Securities owned classified as level 3 in the above table was comprised of an investment in the common stock of a privately held bank holding company. This security was valued by the Company's fair value committee using a market approach which incorporated the transaction data for privately negotiated transactions and market multiples derived from a set of comparables.
Equity investments classified as level 2 in the above table represent the fair value measurement of equity investment in the Offshore Fund, which is measured at fair value based on the fund's net asset value. The fund makes long and short investments in listed real estate securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 30 days and there are no significant restrictions to redemption.
Investments, available-for-sale classified as level 3 in the above table were comprised of auction rate preferred securities, which were measured at fair value using a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date.
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
_________________________
*    Cash equivalents were comprised of investments in money market funds which are included in cash and cash equivalents on the Company's consolidated statements of financial condition.
Equity investments classified as level 2 in the above table represent the fair value measurement of equity investments in the Onshore Fund and the Offshore Fund, which are measured at fair value based on the funds' net asset value. The funds make long and short investments in listed real estate securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem its investments in the funds monthly at net asset value per share with prior written notice of 30 days and there are no significant restrictions to redemption.
Investments, available-for-sale classified as level 2 in the above table were comprised primarily of auction rate preferred securities, which were measured at fair value based on the quoted prices for identical or similar instruments in markets that are less active.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in carrying value associated with level 3 investments carried at fair value (in thousands):

Fair Value
Balance at January 1, 2010	$600
Purchases	—
Realized gains (losses)	—
Unrealized gains (losses)	—
Reclassification to equity investments due to de-consolidation	(600)
Balance at December 31, 2010	$—
Purchases, sales, issuances and settlements	—
Realized gains (losses)	—
Unrealized gains (losses)	—
Transfers to level 3 investments	4,150
Reclassification from equity investments due to consolidation	1,275
Balance at December 31, 2011	$5,425

The Company transfered the auction rate preferred securities from level 2 to level 3 investments as a result of a decline in the level of transaction activity for identical or similar instruments. The Company did not recognize any gains or losses on Level 3 investments for the years ended December 31, 2011, 2010 and 2009.
Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts based on each contact's fair value at December 31, 2011 (in thousands):

	At December 31, 2011
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	5,469	146	10,139	256
Total credit contracts	1,511	2	—	—
Total derivatives	6,980	148	10,139	256
The Company had no derivative financial instruments at December 31, 2010. For the years ended December 31, 2011, 2010 and 2009, the effect of derivative transactions was not material to the Company's consolidated statements of operations. As of December 31, 2011, cash included in due from broker in the consolidated statement of financial condition of approximately $2,507,000 was held at two brokers as collateral for total return and credit default swaps.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment
The following is a summary of property and equipment at December 31, 2011 and 2010 (in thousands):

	At December 31,
	2011	2010
Equipment	$5,262	$7,759
Furniture and fixtures	3,465	3,461
Software	7,310	6,709
Leasehold improvements	11,308	11,545
Subtotal	27,345	29,474
Less: Accumulated depreciation and amortization	(16,145)	(16,232)
Property and equipment, net	$11,200	$13,242

Depreciation and amortization expense related to property and equipment was $4,967,000, $4,442,000 and $4,131,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
The estimated useful lives of the Company's property and equipment ranges from 3-7 years.
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
Anti-dilutive common stock equivalents of approximately 2,000 and 47,000 shares were excluded from the computation for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, due to the Company's net loss, all common stock equivalents were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. Had the Company earned a profit for the year ended December 31, 2009, the Company would have added 194,000 of common stock equivalent shares to the Company's basic weighted average shares outstanding to compute diluted weighted average shares outstanding.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$54,277	$46,405	$(336)
Less: Net loss (income) attributable to redeemable noncontrolling interest	30	(8)	(1,374)
Net income (loss) attributable to common shareholders	$54,307	$46,397	$(1,710)
Basic weighted average shares outstanding	43,190	42,715	42,339
Dilutive potential shares from restricted stock units	785	512	—
Diluted weighted average shares outstanding	43,975	43,227	42,339
Basic earnings (loss) per share attributable to common shareholders	$1.26	$1.09	$(0.04)
Diluted earnings (loss) per share attributable to common shareholders	$1.23	$1.07	$(0.04)
7. Stock-Based Compensation
2004 STOCK INCENTIVE PLAN
The Amended and Restated Cohen & Steers 2004 Stock Incentive Plan (the “SIP”) provides for the issuance of Restricted Stock Units (“RSUs”), stock options and other stock-based awards for a period of up to ten years to eligible employees and

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors. A total of 14.0 million shares of common stock may be granted under the SIP. At December 31, 2011, RSUs with respect to approximately 10.6 million shares of common stock were issued.
RESTRICTED STOCK UNITS
Vested Restricted Stock Unit Grants
The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. At December 31, 2011, vested RSUs with respect to approximately 45,000 shares of common stock are outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $300,000 for each of the years ended December 31, 2011, 2010 and 2009, respectively.
The following table sets forth activity relating to the Company's granted awards of vested RSUs under the SIP for awards to the independent directors (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	23	$29.37
Granted	22	13.79
Delivered	(7)	24.12
Balance at December 31, 2009	38	21.32
Granted	13	22.79
Delivered	(5)	40.57
Balance at December 31, 2010	46	19.66
Granted	10	29.12
Delivered	(11)	27.63
Balance at December 31, 2011	45	19.90
Unvested Restricted Stock Unit Grants
The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Except in circumstances where a dividend is determined to be an extraordinary dividend in the sole discretion of the Company's Compensation Committee (in which case dividend equivalents are accrued on such RSUs in the form of additional unvested RSUs), dividends are not paid to the holders of such unvested RSUs. At December 31, 2011, RSUs with respect to approximately 1,279,000 shares of common stock are outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $8,224,000, $7,460,000 and $5,088,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company's granted awards under the above mentioned plans (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	648	$28.26
Granted	244	11.77
Delivered	(207)	26.14
Forfeited	(48)	28.25
Balance at December 31, 2009	637	22.64
Granted	1,055	20.68
Delivered	(220)	23.60
Forfeited	(40)	21.82
Balance at December 31, 2010	1,432	21.07
Granted	253	28.98
Delivered	(369)	22.47
Forfeited	(37)	21.98
Balance at December 31, 2011	1,279	22.21
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
As of December 31, 2011, approximately 1,081,000 and 51,000 RSUs under the Mandatory Plan and Voluntary Plan, respectively, including matching and dividend equivalents, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Plan, the Company recorded a non-cash stock-based compensation expense, including amortization on the matching component, of approximately $602,000, $539,000, and $464,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Plan, including the matching component, was approximately $10,300,000, $7,410,000 and $7,538,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company's incentive bonus plans, including Company match and dividend equivalents (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	1,178	$30.42
Granted	204	11.05
Delivered	(397)	27.92
Forfeited	(53)	27.52
Balance at December 31, 2009	932	27.41
Granted	162	21.07
Delivered	(315)	32.24
Forfeited	(9)	21.18
Balance at December 31, 2010	770	24.17
Granted	740	28.59
Delivered	(362)	27.79
Forfeited	(16)	25.46
Balance at December 31, 2011	1,132	25.88

EMPLOYEE STOCK PURCHASE PLAN
Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 500,000. For the years ended December 31, 2011, 2010 and 2009, approximately 18,000, 21,000 and 42,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2011, 2010 and 2009, the Company recorded a non-cash stock-based compensation expense of approximately $81,000, $74,000 and $95,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, (2) issuance of all of the shares reserved for issuance under the ESPP, or (3) the tenth anniversary of the effective date of the ESPP.
8. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2011, 2010 and 2009.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company's contributions to the Plan. Forfeitures for the years ended December 31, 2011, 2010 and 2009 totaled approximately $52,000, $110,000 and $43,000, respectively.
Matching contributions, net of forfeitures, to the Plan totaled approximately $1,088,000, $953,000 and $812,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions
The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Investment advisory and administration fees	$132,320	$107,206	$74,963
Distribution and service fees	9,718	9,078	7,545
	$142,038	$116,284	$82,508
For the years ended December 31, 2011, 2010 and 2009, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $1,826,000, $3,351,000 and $4,165,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of December 31, 2011, such scheduled reductions in advisory fee waivers were effective for two funds.
Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Proceeds from sales	$3,333	$14,250	$—
Gross realized gains	317	1,554	—
Dividend income	36	647	554
The Company has agreements with certain affiliated funds to reimburse certain fund expenses. For the years ended December 31, 2011, 2010 and 2009, expenses of approximately $6,229,000, $5,273,000 and $5,147,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at December 31, 2011 and 2010 are receivables due from Company-sponsored mutual funds of approximately $12,947,000 and $11,495,000, respectively.
10. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2011, Securities had net capital of approximately $1,406,000, which exceeded its requirements by approximately $1,355,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority (collectively, the “Foreign Regulated Entities”). As of December 31, 2011, the Foreign Regulated Entities had aggregate regulatory capital of approximately $50,628,000, which exceeded requirements by approximately $49,353,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies
The Company leases office space under noncancelable operating leases expiring at various dates through August 2016. The Company subleases some of its office space to a third party under a noncancelable operating lease expiring January 30, 2014. The aggregate minimum future payments under the leases and subleases are as follows (in thousands):

Years Ended December 31,	Gross Rent Obligations	Sublease Income	Net Rent Obligations
2012	$7,863	$(1,034)	$6,829
2013	8,067	(1,101)	6,966
2014	1,510	(75)	1,435
2015	527	—	527
2016	287	—	287
Thereafter	—	—	—
	$18,254	$(2,210)	$16,044

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $7,109,000, $7,135,000 and $7,005,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Sublease rental income received for the years ended December 31, 2011, 2010 and 2009 was approximately $1,010,000, $987,000 and $962,000, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material effect on its business or financial condition.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III ("GRP"), a global private equity multimanager fund that had an initial closing on October 4, 2011, and such co-investment will be invested in GRP for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP through October 2012, and the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. This unfunded commitment was not recorded on the Company's consolidated statements of financial condition as of December 31, 2011.
12. Income Taxes
The provision for income taxes for the years ended December 31, 2011, 2010 and 2009 includes U.S. federal, state, local and foreign taxes. The effective tax rate for the year ended December 31, 2011 was approximately 38%. The effective tax rate of approximately 29% in the year ended December 31, 2010 included discrete items, which are items that are unusual or infrequently occurring in nature, the most significant of which was attributable to the gain of approximately $6,776,000 from sales of previously impaired securities. Excluding the discrete items, the effective tax rate for the year ended December 31, 2010 was approximately 34%. Included in the tax provision for the year ended December 31, 2009 were the reversal of an approximate $3,194,000 valuation allowance associated with available-for-sale securities recorded in 2008 and approximately $7,287,000 related to non-deductible impairment charges recorded during the year ended December 31, 2009. Excluding the discrete items mentioned above, the approximate effective tax rate for the year ended December 31, 2009 was 21%.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $58,106,000 as of December 31, 2011. The determination of the additional deferred taxes that have not been provided is not practicable because of the complexities of the hypothetical calculation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income from continuing operations before provision for income taxes and provision for income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income before provision for income taxes	$86,861	$65,494	$4,154

Current taxes:
U.S. federal	$24,685	$13,044	$2,739
State and local	3,357	1,897	421
Non-U.S.	4,957	3,925	1,613
	32,999	18,866	4,773
Deferred taxes:
U.S. federal	(320)	181	(239)
State and local	(43)	26	(37)
Non-U.S.	(52)	16	(7)
	(415)	223	(283)
Provision for income taxes	$32,584	$19,089	$4,490

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
Significant components of the Company's net deferred income tax asset at December 31, 2011 and 2010 consist of the following (in thousands):

	At December 31,
	2011	2010
Deferred income tax assets (liabilities):
Stock-based compensation	$6,418	$6,021
Non-deductible realized losses on sales of securities	7,960	6,458
Dividend equivalents on unvested restricted stock units	2,857	2,096
Unrealized gains on investments	(939)	(957)
Other	(42)	(59)
Subtotal	16,254	13,559
Less: valuation allowance	(7,021)	(5,501)
Deferred income tax asset - net	$9,233	$8,058
At December 31, 2011, the Company had approximately $4,712,000 of total gross unrecognized tax benefits. Of this total, approximately $2,832,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective tax rate in future periods. The Company expects to reduce its unrecognized tax benefits by $1,328,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2009	$5,684
Addition for tax positions of current year	122
Addition for tax positions of prior years	88
Reduction of tax positions from prior years	(1,020)
Gross unrecognized tax benefits balance at December 31, 2009	$4,874
Addition for tax positions of current year	890
Addition for tax positions of prior years	178
Reduction of tax positions from prior years	(1,213)
Gross unrecognized tax benefits balance at December 31, 2010	$4,729
Addition for tax positions of current year	832
Addition for tax positions of prior years	52
Reduction of tax positions from prior years	(901)
Gross unrecognized tax benefits balance at December 31, 2011	$4,712
The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2011 and 2010, the Company had accrued approximately $643,000 and $604,000, respectively, in potential interest associated with uncertain tax positions.
The tax years 2004 through 2011 remain open to examination by various taxing jurisdictions.
A reconciliation of the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years ended December 31,
	2011	2010	2009
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	4.8%	5.1%	5.4%
Non-deductibility of losses on securities	1.6%	—%	128.9%
Reserve adjustments	(0.2)%	(0.9)%	9.6%
Non-taxable gains on securities	—%	(6.0)%	—%
Foreign operations tax differential	(4.0)%	(4.6)%	(15.2)%
Other	0.3%	0.5%	(2.8)%
Effective income tax rate	37.5%	29.1%	160.9%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Concentration of Credit Risk
The Company's cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated fund and third party institutional separate account relationship provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cohen & Steers Realty Shares, Inc.:
Investment advisory and administration fees	$29,731	$22,375	$13,374
Percent of total revenue	13%	12%	11%
One Institutional Separate Account Relationship:
Investment advisory and administration fees	$41,538	$22,219	$13,259
Percent of total revenue	18%	12%	11%
The table below presents revenue by client domicile for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$178,105	$146,854	$104,403
Non - U.S.
Japan	41,632	22,219	13,259
Other	17,509	14,665	5,891
Total	$237,246	$183,738	$123,553

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Selected Quarterly Financial Data (unaudited)
The table below presents selected quarterly financial data for 2011 and 2010. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management's Discussion and Analysis of Financial Results of Operations” included herein (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total
2011
Revenue	$54,755	$61,459	$61,616	$59,416	$237,246
Operating income	18,913	22,895	22,397	22,799	87,004
Net income attributable to common shareholders	12,975	15,679	9,606	16,047	54,307
Earnings per share attributable to common shareholders:
Basic	$0.30	$0.36	$0.22	$0.37	$1.26
Diluted	$0.30	$0.36	$0.22	$0.36	$1.23
Weighted-average shares outstanding:
Basic	43,051	43,220	43,237	43,249	43,190
Diluted	43,781	43,840	44,133	44,141	43,975

2010
Revenue	$41,344	$44,232	$46,372	$51,790	$183,738
Operating income	12,429	13,332	13,972	13,053	52,786
Net income attributable to common shareholders	8,880	11,603	13,163	12,751	46,397
Earnings per share attributable to common shareholders:
Basic	$0.21	$0.27	$0.31	$0.30	$1.09
Diluted	$0.21	$0.27	$0.30	$0.29	$1.07
Weighted-average shares outstanding:
Basic	42,600	42,730	42,756	42,770	42,715
Diluted	42,937	43,143	43,217	43,608	43,227
15. Subsequent Events
On March 13, 2012, CNS declared a quarterly cash dividend on its common stock in the amount of $0.18 per share. The dividend will be payable on April 13, 2012 to stockholders of record at the close of business on March 29, 2012.
During the first quarter of 2012, the Company launched Cohen & Steers Real Assets Fund in which it made a seed investment of $25,100,000.

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
EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—	Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—	Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—	Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.10	—	Additional Compensation Termination Agreement, dated as of April 10, 2006, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen & Steers Capital Management, Inc.(5)
10.11	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)
10.12	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—	Subsidiaries of the Registrant (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to the Consolidated Financial Statements.

(1) Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the

Securities and Exchange Commission on March 30, 2004.
(2) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.
(3) Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32236), filed on May 15, 2008.
(4) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.
(5) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended March 31, 2006.
(6) Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.
* Denotes compensatory plan.