Form 10-Q
period 2012-03-31
COHEN & STEERS INC
filed 2012-05-10
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 4, 2012 was 43,731,444.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2012 and 2011	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Three Months Ended March 31, 2012	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Signature		33
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2011, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$90,605	$127,824
Securities owned ($26,006 and $21,952) *	76,253	25,304
Equity investments	8,676	7,868
Investments, available-for-sale	25,786	27,133
Accounts receivable	53,584	39,590
Due from broker ($13,124 and $10,321) *	20,554	10,443
Property and equipment—net	10,893	11,200
Goodwill	20,245	19,934
Intangible assets—net	1,857	1,879
Deferred income tax asset—net	3,710	9,233
Other assets ($461 and $209) *	5,987	5,825
Total assets	$318,150	$286,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$5,954	$23,337
Securities sold but not yet purchased ($14,373 and $9,277) *	14,373	9,277
Dividend payable	7,875	—
Income tax payable	2,115	4,948
Other liabilities and accrued expenses ($330 and $493) *	16,620	13,363
Total liabilities	46,937	50,925
Commitments and contingencies
Redeemable noncontrolling interest	28,477	4,796
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 46,957,029 and 46,155,192 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	469	462
Additional paid-in capital	410,747	402,573
Accumulated deficit	(73,101)	(83,063)
Accumulated other comprehensive income (loss), net of tax	2,154	(225)
Less: Treasury stock, at cost, 3,233,524 and 2,986,913 shares at March 31, 2012 and December 31, 2011, respectively	(97,533)	(89,235)
Total stockholders’ equity	242,736	230,512
Total liabilities and stockholders’ equity	$318,150	$286,233
_________________________
*: Assets and liability amounts in parentheses represent the portion of the March 31, 2012 and December 31, 2011, respectively, consolidated balances attributable to the onshore global real estate long-short fund which is a variable interest entity.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Investment advisory and administration fees	$58,155	$51,052
Distribution and service fees	2,501	2,415
Portfolio consulting and other	3,074	1,288
Total revenue	63,730	54,755
Expenses:
Employee compensation and benefits	21,668	19,986
Distribution and service fees	6,237	5,754
General and administrative	8,537	8,573
Depreciation and amortization	1,396	1,186
Amortization, deferred commissions	496	343
Total expenses	38,334	35,842
Operating income	25,396	18,913
Non-operating income:
Interest and dividend income—net	621	184
Gain (loss) from trading securities—net	1,721	(378)
Gain from available-for-sale securities—net	687	358
Equity in earnings (losses) of affiliates	772	(14)
Other	(784)	825
Total non-operating income	3,017	975
Income before provision for income taxes	28,413	19,888
Provision for income taxes	10,155	6,986
Net income	18,258	12,902
Less: Net (income) loss attributable to redeemable noncontrolling interest	(204)	73
Net income attributable to common shareholders	$18,054	$12,975

Earnings per share attributable to common shareholders:
Basic	$0.41	$0.30
Diluted	$0.41	$0.30
Weighted average shares outstanding:
Basic	43,601	43,051
Diluted	44,386	43,781

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income attributable to common shareholders	$18,054	$12,975
Foreign currency translation gain	1,139	1,710
Net unrealized gain from available-for-sale securities, net of tax	1,927	141
Reclassification to statements of operations of gain from available-for-sale securities, net of tax	(687)	(358)
Total comprehensive income attributable to common shareholders	$20,433	$14,468

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Three Months Ended March 31, 2012
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2012	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends	—	—	(8,092)	—	—	(8,092)	—	—
Issuance of common stock	7	146	—	—	—	153	—	802
Repurchase of common stock	—	—	—	—	(8,298)	(8,298)	—	(246)
Tax benefits associated with restricted stock units—net	—	2,760	—	—	—	2,760	—	—
Issuance of restricted stock units	—	823	—	—	—	823	—	—
Amortization of restricted stock units—net	—	4,445	—	—	—	4,445	—	—
Net income	—	—	18,054	—	—	18,054	204	—
Other comprehensive income, net of tax	—	—	—	2,379	—	2,379	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	23,444	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	33	—
Ending balance, March 31, 2012	$469	$410,747	$(73,101)	$2,154	$(97,533)	$242,736	$28,477	43,724

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$18,258	$12,902
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	4,462	4,203
Amortization, deferred commissions	496	343
Depreciation and amortization	1,396	1,186
Deferred rent	(130)	(112)
(Gain) loss from trading securities - net	(1,721)	378
Equity in (earnings) losses of affiliates	(772)	14
Gain from available-for-sale securities - net	(687)	(358)
Deferred income taxes	4,913	4,399
Foreign currency loss	953	2
Changes in operating assets and liabilities:
Accounts receivable	(14,947)	(9,012)
Due from broker	(11,817)	232
Deferred commissions	(765)	(519)
Securities owned	(45,325)	(234)
Other assets	107	(856)
Accrued compensation	(16,851)	(14,021)
Securities sold but not yet purchased	5,224	—
Income tax payable	(2,264)	(6,499)
Other liabilities and accrued expenses	3,203	(2,684)
Net cash used in operating activities	(56,267)	(10,636)
Cash flows from investing activities:
Purchases of equity investments	(36)	—
Purchases of investments, available-for-sale	(8,624)	(11,046)
Proceeds from sales of investments, available-for-sale	9,869	7,956
Purchases of property and equipment	(1,054)	(735)
Net cash provided by (used in) investing activities	155	(3,825)
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,801	1,441
Issuance of common stock	137	169
Repurchase of common stock	(8,298)	(6,323)
Contributions from redeemable noncontrolling interest	23,444	—
Net cash provided by (used in) financing activities	18,084	(4,713)
Net decrease in cash and cash equivalents	(38,028)	(19,174)
Effect of foreign exchange rate changes	809	666
Cash and cash equivalents, beginning of the period	127,824	136,191
Cash and cash equivalents, end of the period	$90,605	$117,683

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the three months ended March 31, 2012 and 2011, the Company paid taxes, net of tax refunds, of approximately $5,124,000 and $8,223,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the three months ended March 31, 2012 and 2011, the Company issued fully vested restricted stock units in the amount of $607,000 and $458,000, respectively. For the three months ended March 31, 2012 and 2011, the Company issued restricted stock unit dividend equivalents in the amount of $217,000 and $148,000, respectively.

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
Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company provides investment management services to institutional and individual investors through a broad range of investment vehicles. Founded in 1986, the Company is a leading global investment management firm focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks, and preferred securities. The Company also manages alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and sub-advised funds for other financial institutions. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.

2. Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities—net reported in the Company’s condensed consolidated statements of operations.
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
From time to time, the consolidated funds of the Company enter into derivative contracts to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities - net in the Company's condensed consolidated statements of operations. The fair value of these instruments is recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition.
Additionally, from time to time, the Company enters into foreign currency forward contracts to hedge its currency exposure related to client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in the Company's condensed consolidated statements of operations. The Company records these contracts as either assets or liabilities in due from broker or other liabilities and accrued expenses, respectively, in its condensed consolidated statements of financial condition.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common shareholders, unrealized gains and losses from available-for-sale securities (net of tax), foreign currency translation gains and losses (net of tax) and reclassification to statements of operations of gains and losses from available-for-sale securities (net of tax).
Recently Issued Accounting Pronouncements—In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance is effective for the Company's first quarter of 2012. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. In December 2011, the FASB issued guidance to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This new

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

guidance is effective for the Company's first quarter of 2012. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In May 2011, the FASB issued new guidance regarding fair value measurement and disclosures. The new guidance results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. This new guidance changed the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for the Company's first quarter of 2012. See Note 4 for further discussion about the Company’s investments which incorporates this new guidance.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2012 and December 31, 2011, goodwill was approximately $20,245,000 and $19,934,000, respectively. The Company’s goodwill increased by $311,000 in the three months ended March 31, 2012 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2012 and December 31, 2011 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
March 31, 2012:
Amortized intangible assets:
Client relationships	81	$1,543	$(936)	$607
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(936)	$1,857
December 31, 2011:
Amortized intangible assets:
Client relationships	84	$1,543	$(914)	$629
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(914)	$1,879

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both three months ended March 31, 2012 and 2011, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2012	$67
2013	89
2014	89
2015	89
2016	89
Thereafter	184
Total	$607

4. Investments
The following is a summary of the Company's investments as of March 31, 2012 and December 31, 2011 (in thousands):

	As of
	March 31, 2012	December 31, 2011
Securities owned	$76,253	$25,304
Equity investments	8,676	7,868
Investments, available-for-sale	25,786	27,133
Trading and equity investments
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had an initial closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not deemed as the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment in this fund using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 9 for further discussion regarding the Company's co-investment commitment. As of March 31, 2012, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities of GRP-CIP have been included in the Company's condensed consolidated financial statements.
The Cohen & Steers Real Asset Fund (“RAP”), launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment manager. As of March 31, 2012, the Company owned the majority of the voting interest in RAP. Accordingly, the underlying assets and liabilities of RAP have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
During the fourth quarter of 2009, the Company launched Cohen & Steers Global Listed Infrastructure Fund (“GLIF”). As of March 31, 2012, the Company owned the majority of the voting interest in GLIF. Accordingly, the underlying assets and liabilities of GLIF have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). As of March 31, 2012, the Company determined that the Onshore Fund was a VIE and the Company was the primary beneficiary. Therefore, the underlying assets and liabilities of the Onshore Fund have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As of March 31, 2012 and December 31, 2011, cash and cash equivalents included in due from broker in the condensed consolidated statements of financial condition of approximately $14,312,000 and $9,360,000, respectively, was held at two brokers for the purpose of covering securities sold but not yet purchased.
The following represents the portion of the consolidated statements of financial condition attributable to the consolidated Onshore Fund as of March 31, 2012 and December 31, 2011. The following assets may only be used to settle obligations of the Onshore Fund and these liabilities are only the obligations of the Onshore Fund for which the creditors do not have recourse to the general credit of the Company (in thousands):

	March 31, 2012	December 31, 2011
Assets
Securities owned	$26,006	$21,952
Due from broker	13,124	10,321
Other assets	461	209
Total assets	$39,591	$32,482

Liabilities
Securities sold but not yet purchased	$14,373	$9,277
Other liabilities	330	493
Total liabilities	$14,703	$9,770
The offshore global real estate long-short fund (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership. The Company is the general partner and investment manager of the Offshore Fund for which it receives a management fee and is entitled to receive a performance fee, if earned. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore, as of March 31, 2012, records its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
The following is a summary of the fair value of securities owned and equity investments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Securities Owned	Equity Investments	Securities Owned	Equity Investments
GLIF	$3,704	$—	$3,352	$—
Onshore Fund	26,006	—	21,952	—
GRP-CIP	811	—	—	—
RAP	45,732	—	—	—
GRP-TE	—	36	—	—
Offshore Fund	—	8,640	—	7,868
Total	$76,253	$8,676	$25,304	$7,868

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Gain (loss) from trading securities—net for the three months ended March 31, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended March 31,
	2012	2011
GLIF	$21	$(378)
Onshore Fund	2,136	—
RAP	(436)	—
Total gain (loss) from trading securities—net	$1,721	$(378)
Equity in earnings (losses) of affiliates for the three months ended March 31, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended March 31,
	2012	2011
GLIF	$—	$67
Onshore Fund	—	(48)
Offshore Fund	772	(33)
Total equity in earnings (losses) of affiliates	$772	$(14)
Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,269	$44	$(9)	$4,304
Common stocks	10,727	939	(302)	11,364
Company-sponsored mutual funds	10,000	118	—	10,118
Total investments, available-for-sale	$24,996	$1,101	$(311)	$25,786

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$5,236	$98	$(117)	$5,217
Common stocks	12,247	698	(401)	12,544
Company-sponsored mutual funds	10,100	—	(728)	9,372
Total investments, available-for-sale	$27,583	$796	$(1,246)	$27,133
Unrealized losses on investments, available-for-sale as of March 31, 2012 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of March 31, 2012, the Company determined that it had the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three months ended March 31, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended March 31,
	2012	2011
Proceeds from sales	$12,156	$7,956
Gross realized gains	853	464
Gross realized losses	(166)	(106)
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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the three months ended March 31, 2012.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$49,498	$—	$—	$49,498
Due from broker*	$1,824	$—	$—	$1,824
Securities owned	$57,372	$16,167	$2,714	$76,253
Equity investments	$—	$8,640	$36	$8,676
Investments, available-for-sale
Perpetual preferred securities	$1,055	$5	$3,244	$4,304
Common stocks	11,364	—	—	11,364
Company-sponsored mutual funds	10,118	—	—	10,118
Total investments, available-for-sale	$22,537	$5	$3,244	$25,786
Derivatives - assets:
Equity contracts	$220	$127	$—	$347
Foreign exchange contracts	—	666	—	666
Commodity contracts	263	—	—	263
Total derivatives - assets	$483	$793	$—	$1,276
Derivatives - liabilities:
Equity contracts	$42	$88	$—	$130
Foreign exchange contracts	—	75	—	75
Commodity contracts	511	—	—	511
Credit contracts	—	19	—	19
Total derivatives - liabilities	$553	$182	$—	$735
Securities sold but not yet purchased	$14,373	$—	$—	$14,373
_________________________
*    Comprised of investments in money market funds.
Securities owned classified as level 3 in the above table was comprised of investments in the common stock of a privately held bank holding company, the preferred stock of a publicly traded bank holding company and limited partnership interests. The investment in the common stock of a privately held bank holding company was valued by the Company's valuation committee using a market approach which incorporated the transaction data for privately negotiated transactions and market multiples derived from a set of comparables. The investment in the preferred stock of a publicly traded bank holding company was valued based on unadjusted broker quotes for which there was no active markets or observable inputs. The limited partnership interests made during the first quarter of 2012 as a co-investment along with GRP-TE represent the Company's ownership interests in private equity vehicles that invest directly in real estate and were valued at acquisition cost.
Securities owned classified as level 2 in the above table was primarily comprised of investments in United States Treasury Bills.
Equity investments classified as level 2 in the above table primarily represent the fair value measurement of an equity investment in the Offshore Fund, which is measured at fair value based on the fund's net asset value. The fund makes long and short investments in listed real estate securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 30 days and there are no significant restrictions to redemption.
Investments, available-for-sale classified as level 3 in the above table were comprised primarily of auction rate preferred securities, which were measured at fair value using a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$35,050	$—	$—	$35,050
Securities owned	$24,029	$—	$1,275	$25,304
Equity investments	$—	$7,868	$—	$7,868
Investments, available-for-sale
Perpetual preferred securities	$1,052	$15	$4,150	$5,217
Common stocks	12,544	—	—	12,544
Company-sponsored mutual funds	9,372	—	—	9,372
Total investments, available-for-sale	$22,968	$15	$4,150	$27,133
Derivatives - assets:
Equity contracts	$48	$98	$—	$146
Credit contracts	—	2	—	2
Total derivatives - assets	$48	$100	$—	$148
Derivatives - liabilities:
Equity contracts	$11	$245	$—	$256
Securities sold but not yet purchased	$9,277	$—	$—	$9,277
_________________________
*    Comprised of investments in money market funds.
Securities owned classified as level 3 in the above table was comprised of an investment in the common stock of a privately held bank holding company. This security was valued by the Company's valuation committee using a market approach which incorporated the transaction data for privately negotiated transactions and market multiples derived from a set of comparables.
Equity investments classified as level 2 in the above table represent the fair value measurement of an equity investment in the Offshore Fund, which is measured at fair value based on the fund's net asset value. The fund makes long and short investments in listed real estate securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 30 days and there are no significant restrictions to redemption.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes the changes in carrying value associated with level 3 investments carried at fair value (in thousands):

	Fair Value
Balance at January 1, 2011	$—
Purchases, sales, issuances and settlements	—
Realized gains (losses)	—
Unrealized gains (losses)	—
Transfers to level 3 investments	4,150
Reclassification from equity investments due to consolidation	1,275
Balance at December 31, 2011	$5,425
Purchases	1,565
Sales	(1,175)
Realized gains	100
Unrealized gains	79	*
Transfers to level 3 investments	—
Reclassification from equity investments due to consolidation	—
Balance at March 31, 2012	$5,994

_________________________
* Pertains to unrealized gains from securities held at March 31, 2012.
During the year ended December 31, 2011, the Company transfered the auction rate preferred securities from level 2 to level 3 investments as a result of a decline in the level of transaction activity for identical or similar instruments.
Valuation Techniques
In certain instances, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable brokers/dealers or pricing services. In determining the value of a particular investment, pricing services may use information with respect to transactions in such investments, broker quotes, pricing matrices, market transactions in comparable investments and various relationships between investments.
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors.
Such investments are valued on a quarterly basis, taking into consideration any changes in key unobservable inputs and changes in economic and other relevant conditions and valuation models are updated accordingly. The valuation process also includes a review by the Company's valuation committee. The valuation committee provides administration and oversight of the valuation policies and procedures.
The valuation technique and significant unobservable input used in the fair value measurement of the following Level 3 investment as of March 31, 2012 was (in thousands):

		Fair Value	Significant
	Fair Value	Methodology	Unobservable inputs	Ranges
Common shares of privately-held company	$1,275	Market comparable companies	Price / book ratio	1.00x - 1.20x
The significant unobservable input utilized in the fair value measurement of the level 3 investment in the above table is

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

the price to book ratio. Significant changes in this input may result in a materially higher or lower fair value measurement. The disclosure in the above table excludes financial instruments for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by third party pricing services and reputable brokers/dealers.
Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts based on the fair value of each contract at March 31, 2012 (in thousands):

	At March 31, 2012
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	$17,849	$347	$13,773	$130
Total foreign exchange contracts	18,965	666	2,975	75
Total commodity contracts	5,979	263	8,266	511
Total credit contracts	—	—	1,500	19
Total derivatives	$42,793	$1,276	$26,514	$735
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts based on the fair value of each contract at December 31, 2011 (in thousands):

	At December 31, 2011
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	$5,469	$146	$10,139	$256
Total credit contracts	1,511	2	—	—
Total derivatives	$6,980	$148	$10,139	$256
As of March 31, 2012 and December 31, 2011, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $3,949,000 and $2,507,000, respectively, was held as collateral for futures, total return and credit default swaps.

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
No anti-dilutive common stock equivalents were excluded from the computation for the three months ended March 31, 2012. Anti-dilutive common stock equivalents of approximately 4,000 shares were excluded from the computation for the three months ended March 31, 2011.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income	$18,258	$12,902
Less: Net (income) loss attributable to redeemable noncontrolling interest	(204)	73
Net income attributable to common shareholders	$18,054	$12,975
Basic weighted average shares outstanding	43,601	43,051
Dilutive potential shares from restricted stock units	785	730
Diluted weighted average shares outstanding	44,386	43,781
Basic earnings per share attributable to common shareholders	$0.41	$0.30
Diluted earnings per share attributable to common shareholders	$0.41	$0.30

6. Income Taxes
The provision for income taxes for the three months ended March 31, 2012 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36%. The effective tax rate for the three months ended March 31, 2011 was approximately 35%. The Company expects the tax rate for the full year 2012 to approximate 36%, excluding discrete items.
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

7. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2012, Securities had net capital of approximately $861,000, which exceeded its requirements by approximately $800,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. On April 25, 2012, the Company made a capital contribution to Securities for $1,000,000.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority (collectively, the “Foreign Regulated Entities”). As of March 31, 2012, the Foreign Regulated Entities had aggregate regulatory capital of approximately $65,785,000, which exceeded requirements by approximately $64,387,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8. Related Party Transactions
The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Investment advisory and administration fees	$35,354	$31,581
Distribution and service fees	2,501	2,415
	$37,855	$33,996
For the three months ended March 31, 2012 and 2011, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $299,000 and $684,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of March 31, 2012, such scheduled reductions in advisory fee waivers were effective for one fund.
Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three months ended March 31, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended March 31,
	2012	2011
Proceeds from sales	$103	$—
Gross realized gains	4	—
Dividend income	2	—
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2012 and 2011, expenses of approximately $1,521,000 and $1,570,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at March 31, 2012 and December 31, 2011 are receivables due from Company-sponsored mutual funds of approximately $15,599,000 and $12,947,000 respectively.

9. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its business or the condensed consolidated financial statements.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest 5%, up to $25 million, of the total capital raised in GRP-TE, a global private equity multimanager fund that had an initial closing on October 4, 2011. Our investment with GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP-TE through October 2012, and the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on the Company's condensed consolidated statements of financial condition as of March 31, 2012.

10. Concentration of Risk
The Company's cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
A third party institutional account client, for which the Company acts as subadvisor to certain foreign retail funds sponsored by this client, accounted for approximately $10,935,000 or 17 percent of the total revenue of the Company during the three months ended March 31, 2012.

11. Subsequent Event
On May 8, 2012, CNS declared a quarterly cash dividend on its common stock in the amount of $0.18 per share. The dividend will be payable on June 28, 2012 to stockholders of record at the close of business on June 4, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and March 31, 2011. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview
Founded in 1986, we are a leading global investment management firm focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks, and preferred securities. We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve institutional and individual investors through a broad range of investment vehicles.

Assets Under Management
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Institutional Accounts
Assets under management, beginning of period	$25,380	$19,625
Inflows	1,070	1,529
Outflows	(2,433)	(321)
Net (outflows) inflows	(1,363)	1,208
Market appreciation	2,591	1,098
Total increase	1,228	2,306
Assets under management, end of period	$26,608	$21,931
Average assets under management for period	$25,884	$20,671

Open-End Mutual Funds
Assets under management, beginning of period	$9,619	$8,484
Inflows	1,682	1,147
Outflows	(744)	(640)
Net inflows	938	507
Market appreciation	1,031	399
Total increase	1,969	906
Assets under management, end of period	$11,588	$9,390
Average assets under management for period	$10,567	$8,803

Closed-End Mutual Funds
Assets under management, beginning of period	$6,285	$6,353
Inflows	—	129
Outflows	—	—
Net inflows	—	129
Market appreciation	409	227
Total increase	409	356
Assets under management, end of period	$6,694	$6,709
Average assets under management for period	$6,557	$6,613

Total
Assets under management, beginning of period	$41,284	$34,462
Inflows	2,752	2,805
Outflows	(3,177)	(961)
Net (outflows) inflows	(425)	1,844
Market appreciation	4,031	1,724
Total increase	3,606	3,568
Assets under management, end of period	$44,890	$38,030
Average assets under management for period	$43,008	$36,087
Assets under management were $44.9 billion at March 31, 2012, a 18% increase from $38.0 billion at March 31, 2011.

The increase was due to net inflows of $5.2 billion, primarily from U.S. real estate strategies associated with subadvisory relationships, and market appreciation of $1.7 billion during the prior twelve month period.
Average assets under management were $43.0 billion in the three months ended March 31, 2012, an increase of 19% from $36.1 billion in the three months ended March 31, 2011.
Institutional accounts
Institutional accounts assets under management were $26.6 billion at March 31, 2012, a 21% increase from $21.9 billion at March 31, 2011. The increase in assets under management was due to net inflows of $3.5 billion, primarily from U.S. real estate strategies associated with subadvisory relationships, and market appreciation of $1.2 billion during the prior twelve month period.
Average assets under management for institutional accounts were $25.9 billion in the three months ended March 31, 2012, an increase of 25% from $20.7 billion in the three months ended March 31, 2011.
Net outflows for institutional accounts were $1.4 billion in the three months ended March 31, 2012, compared with net inflows of $1.2 billion in the three months ended March 31, 2011. Gross inflows were $1.1 billion in the three months ended March 31, 2012, compared with $1.5 billion in the three months ended March 31, 2011. Gross outflows totaled $2.4 billion in the three months ended March 31, 2012, compared with $321 million in the three months ended March 31, 2011. Market appreciation was $2.6 billion in the three months ended March 31, 2012, compared with market appreciation of $1.1 billion in the three months ended March 31, 2011.
Open-end mutual funds
Open-end mutual fund assets under management were $11.6 billion at March 31, 2012, a 23% increase from $9.4 billion at March 31, 2011. The increase in assets under management was due to net inflows of $1.7 billion and market appreciation of $480 million during the prior twelve month period.
Average assets under management for open-end mutual funds were $10.6 billion in the three months ended March 31, 2012, a 20% increase from $8.8 billion in the three months ended March 31, 2011.
Net inflows for open-end mutual funds were $938 million in the three months ended March 31, 2012, compared with $507 million in the three months ended March 31, 2011. Gross inflows were $1.7 billion in the three months ended March 31, 2012, compared with $1.1 billion in the three months ended March 31, 2011. Gross outflows totaled $744 million in the three months ended March 31, 2012, compared with $640 million in the three months ended March 31, 2011. Market appreciation was $1.0 billion in the three months ended March 31, 2012, compared with market appreciation of $399 million in the three months ended March 31, 2011.
Closed-end mutual funds
Closed-end mutual funds assets under management were $6.7 billion at both March 31, 2012 and March 31, 2011.
Average assets under management for closed-end mutual funds were $6.6 billion in both three months ended March 31, 2012 and three months ended March 31, 2011.
Closed-end mutual funds had net inflows of $129 million in the three months ended March 31, 2011 through an increase in the use of the funds' credit facilities. Market appreciation was $409 million in the three months ended March 31, 2012, compared with market appreciation of $227 million in the three months ended March 31, 2011.

Results of Operations
Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

	Three Months Ended March 31,
(in thousands)	2012	2011
Results of operations
Total revenue	$63,730	$54,755
Total expenses	(38,334)	(35,842)
Total non-operating income	3,017	975
Income before provision for income taxes	$28,413	$19,888

Revenue
Total revenue increased 16% to $63.7 million in the three months ended March 31, 2012 from $54.8 million in the three months ended March 31, 2011. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management and higher portfolio consulting fees from higher average assets under advisement from model-based strategies. Average assets under management in the three months ended March 31, 2012 were $43.0 billion compared with $36.1 billion in the three months ended March 31, 2011.
In the three months ended March 31, 2012, total investment advisory and administration revenue from institutional accounts increased 17% to $22.8 million from $19.5 million in the three months ended March 31, 2011. The increase in institutional account revenue was attributable to higher average assets under management resulting from net inflows of $3.5 billion, primarily from U.S. real estate strategies associated with subadvisory relationships, and market appreciation of $1.2 billion during the prior twelve month period. Average assets under management for institutional accounts in the three months ended March 31, 2012 were $25.9 billion compared with $20.7 billion in the three months ended March 31, 2011.

In the three months ended March 31, 2012, total investment advisory and administration revenue from open-end mutual funds increased 19% to $21.8 million from $18.4 million in the three months ended March 31, 2011. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $1.7 billion and market appreciation of $480 million. Average assets under management for open-end mutual funds in the three months ended March 31, 2012 were $10.6 billion compared with $8.8 billion in the three months ended March 31, 2011.
In the three months ended March 31, 2012, total investment advisory and administration revenue from closed-end mutual funds increased 3% to $13.6 million from $13.2 million in the three months ended March 31, 2011. Average assets under management for closed-end mutual funds in both three months ended March 31, 2012 and March 31, 2011 were $6.6 billion.
In the three months ended March 31, 2012, total portfolio consulting and other revenue increased 139% to $3.1 million from $1.3 million in the three months ended March 31, 2011. The increase was attributable to higher average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 7% to $38.3 million in the three months ended March 31, 2012 from $35.8 million in the three months ended March 31, 2011, primarily due to increases in employee compensation and benefits and distribution and service fees.
Employee compensation and benefits increased 8% to $21.7 million in the three months ended March 31, 2012 from $20.0 million in the three months ended March 31, 2011. This increase was primarily due to higher salaries of approximately $418,000, higher incentive bonus and production compensation, net of deferrals, of approximately $331,000, higher amortization of restricted stock units of approximately $259,000 and higher payroll taxes of approximately $242,000 associated with the delivery of restricted stock units.
Distribution and service fee expenses increased 8% to $6.2 million in the three months ended March 31, 2012 from

$5.8 million in the three months ended March 31, 2011. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
Non-operating Income
Non-operating income was $3.0 million in the three months ended March 31, 2012, compared with non-operating income of $1.0 million in the three months ended March 31, 2011. The increase was primarily attributable to gain from trading securities in our sponsored onshore global real estate long-short fund.
Income Taxes
We recorded an income tax expense of $10.2 million in the three months ended March 31, 2012, compared with $7.0 million in the three months ended March 31, 2011. The provision for income taxes in the three months ended March 31, 2012 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36%. The effective tax rate for the three months ended March 31, 2011 was approximately 35%. We expect our tax rate for the full year 2012 to approximate 36%, excluding discrete items.

Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 55% and 69% of total assets as of March 31, 2012 and December 31, 2011, respectively, excluding investments classified as level 3 in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”).
Cash and cash equivalents decreased by $38.0 million, excluding the effect of foreign exchange rate changes, in the three months ended March 31, 2012. Net cash used in operating activities was $56.3 million in the three months ended March 31, 2012. Net cash of $155,000 was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $9.9 million, partially offset by purchases of $8.6 million of investments, available-for-sale and purchases of $1.1 million of property and equipment. Net cash of $18.1 million was provided by financing activities, primarily from contributions from redeemable noncontrolling interest of $23.4 million and excess tax benefits associated with the delivery of restricted stock units of $2.8 million, partially offset by repurchases of common stock of $8.3 million to satisfy employee withholding tax obligations on the delivery of restricted stock units.
Cash and cash equivalents decreased by $19.2 million, excluding the effect of foreign exchange rate changes, in the three months ended March 31, 2011. Net cash used in operating activities was $10.6 million in the three months ended March 31, 2011. Net cash of $3.8 million was used in investing activities, primarily for purchases of $11.0 million of investments, available-for-sale and purchases of $735,000 of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $8.0 million. Net cash of $4.7 million was used in financing activities, primarily for repurchases of common stock of $6.3 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by excess tax benefits associated with the delivery of restricted stock units of $1.4 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2012, we exceeded our minimum regulatory capital requirements by approximately $800,000. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. On April 25, 2012, we made a capital contribution to our broker/dealer for $1.0 million. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority. At March 31, 2012, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $64.4 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $67.6 million held by our foreign subsidiaries as of March 31, 2012. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs. It is our current intention to permanently reinvest these funds outside of the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), a global private equity multimanager fund that had an initial closing on October 4, 2011. Our investment with GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP-TE through October 2012, and the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of March 31, 2012.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of March 31, 2012. The following summarizes our contractual obligations as of March 31, 2012 (in thousands):

	2012	2013	2014		2015	2016	2017 and after	Total
Operating leases	$5,949	$8,079	$1,522	(1)	$539	$295	$—	$16,384
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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.
Investments
We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determination at each statement of financial condition date.
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities reported in our condensed consolidated statements of operations.
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
From time to time, our consolidated funds enter into derivative contracts to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities - net in our condensed consolidated statements of operations. The fair value of these instruments are recorded in other assets or other liabilities and accrued expenses in our condensed consolidated statements of financial condition.
Additionally, from time to time, we enter into foreign currency forward contracts to hedge our currency exposure related to client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in our condensed consolidated statements of operations. We record these contracts as either assets or liabilities in due from broker or other liabilities and accrued expenses, respectively, in our condensed consolidated statements of financial condition.
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
In May 2011, the FASB issued new guidance regarding fair value measurement and disclosures. The new guidance results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Requirements. This new guidance changed the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for the first quarter of our 2012 fiscal year. See Note 4 for further discussion about the Company’s investments which incorporates this new guidance.
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2011, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our annual report on Form 10-K for the year ended December 31, 2011.

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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2012 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings
From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that we believe could have a material adverse effect on our business or the condensed consolidated financial statements.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2011 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2012, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2012	228,278	(1)	$33.86	—	—
February 1 through February 29, 2012	1,060	(1)	$34.11	—	—
March 1 through March 31, 2012	17,273	(1)	$30.87	—	—
Total	246,611		$33.65	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	May 10, 2012	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 10, 2012	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer