Form 10-Q
period 2012-06-30
COHEN & STEERS INC
filed 2012-08-09
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 3, 2012 was 43,747,853.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Six Months Ended June 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

Signature		36
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$120,273	$127,824
Securities owned ($26,655 and $21,952)*	76,886	25,304
Equity investments	8,554	7,868
Investments, available-for-sale	26,112	27,133
Accounts receivable	47,012	39,590
Due from broker ($10,259 and $10,321)*	14,330	10,443
Property and equipment—net	9,970	11,200
Goodwill	19,666	19,934
Intangible assets—net	1,835	1,879
Deferred income tax asset—net	5,379	9,233
Other assets ($256 and $209)*	5,768	5,825
Total assets	$335,785	$286,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$13,566	$23,337
Securities sold but not yet purchased ($12,304 and $9,277)*	12,305	9,277
Income tax payable	5,777	4,948
Other liabilities and accrued expenses ($370 and $493)*	17,289	13,363
Total liabilities	48,937	50,925
Commitments and contingencies
Redeemable noncontrolling interest	32,924	4,796
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 46,977,355 and 46,155,192 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	469	462
Additional paid-in capital	415,818	402,573
Accumulated deficit	(65,089)	(83,063)
Accumulated other comprehensive income (loss), net of tax	350	(225)
Less: Treasury stock, at cost, 3,236,252 and 2,986,913 shares at June 30, 2012 and December 31, 2011 respectively	(97,624)	(89,235)
Total stockholders’ equity	253,924	230,512
Total liabilities and stockholders’ equity	$335,785	$286,233
_________________________
* Assets and liability amounts in parentheses represent the portion of the June 30, 2012 and December 31, 2011, respectively, consolidated balances attributable to the onshore global real estate long-short fund which is a variable interest entity.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Investment advisory and administration fees	$59,687	$57,469	$117,842	$108,521
Distribution and service fees	2,747	2,586	5,248	5,001
Portfolio consulting and other	4,998	1,404	8,072	2,692
Total revenue	67,432	61,459	131,162	116,214
Expenses:
Employee compensation and benefits	22,927	21,818	44,595	41,804
Distribution and service fees	6,535	6,150	12,772	11,904
General and administrative	9,923	8,886	18,460	17,459
Depreciation and amortization	1,438	1,295	2,834	2,481
Amortization, deferred commissions	545	415	1,041	758
Total expenses	41,368	38,564	79,702	74,406
Operating income	26,064	22,895	51,460	41,808
Non-operating income:
Interest and dividend income—net	669	355	1,290	539
Loss from trading securities—net	(2,469)	(99)	(748)	(477)
(Loss) gain from available-for-sale securities—net	(84)	232	603	590
Equity in (losses) earnings of affiliates	(129)	627	643	613
Other	21	191	(763)	1,016
Total non-operating (loss) income	(1,992)	1,306	1,025	2,281
Income before provision for income taxes	24,072	24,201	52,485	44,089
Provision for income taxes	9,045	8,442	19,200	15,428
Net income	15,027	15,759	33,285	28,661
Less: Net loss (income) attributable to redeemable noncontrolling interest	1,052	(80)	848	(7)
Net income attributable to common shareholders	$16,079	$15,679	$34,133	$28,654

Earnings per share attributable to common shareholders:
Basic	$0.37	$0.36	$0.78	$0.66
Diluted	$0.36	$0.36	$0.77	$0.65
Weighted average shares outstanding:
Basic	43,808	43,220	43,705	43,136
Diluted	44,393	43,840	44,390	43,811

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	$16,079	$15,679	$34,133	$28,654
Foreign currency translation (loss) gain	(1,953)	1,419	(814)	3,129
Net unrealized gain from available-for-sale securities, net of tax	65	260	1,992	401
Reclassification to statements of operations of loss (gain) from available-for-sale securities, net of tax	84	(232)	(603)	(590)
Total comprehensive income attributable to common shareholders	$14,275	$17,126	$34,708	$31,594

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Six Months Ended June 30, 2012 and 2011
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss), net of tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, net
Beginning balance, January 1, 2011	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640
Dividends	—	—	(13,246)	—	—	(13,246)	—	—
Issuance of common stock	7	323	—	—	—	330	—	727
Repurchase of common stock	—	—	—	—	(6,454)	(6,454)	—	(226)
Tax benefits associated with restricted stock units—net	—	997	—	—	—	997	—	—
Issuance of restricted stock units	—	823	—	—	—	823	—	—
Amortization of restricted stock units—net	—	8,529	—	—	—	8,529	—	—
Forfeitures of vested restricted stock units	—	(1)	—	—	—	(1)	—	—
Net income	—	—	28,654	—	—	28,654	7	—
Other comprehensive income, net of tax	—	—	—	2,940	—	2,940	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(744)	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	239	—
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	3,877	—
Ending balance, June 30, 2011	$461	$388,752	$(50,145)	$5,911	$(89,042)	$255,937	$3,379	43,141

Beginning balance, January 1, 2012	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends	—	—	(16,159)	—	—	(16,159)	—	—
Issuance of common stock	7	284	—	—	—	291	—	822
Repurchase of common stock	—	—	—	—	(8,389)	(8,389)	—	(249)
Tax benefits associated with restricted stock units—net	—	2,842	—	—	—	2,842	—	—
Issuance of restricted stock units	—	1,112	—	—	—	1,112	—	—
Amortization of restricted stock units—net	—	9,007	—	—	—	9,007	—	—
Net income (loss)	—	—	34,133	—	—	34,133	(848)	—
Other comprehensive income, net of tax	—	—	—	575	—	575	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(1,121)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	30,064	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	33	—
Ending balance, June 30, 2012	$469	$415,818	$(65,089)	$350	$(97,624)	$253,924	$32,924	43,741

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$33,285	$28,661
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	9,041	8,585
Amortization, deferred commissions	1,041	758
Depreciation and amortization	2,834	2,481
Deferred rent	(267)	(250)
Loss from trading securities - net	748	477
Equity in earnings of affiliates	(643)	(613)
Gain from available-for-sale securities - net	(603)	(590)
Deferred income taxes	3,316	2,937
Foreign currency loss (gain)	564	(145)
Changes in operating assets and liabilities:
Accounts receivable	(7,986)	(6,291)
Due from broker	(7,474)	—
Deferred commissions	(1,415)	(1,096)
Securities owned	(47,405)	(506)
Other assets	431	(651)
Accrued compensation	(9,239)	(7,196)
Securities sold but not yet purchased	1,662	—
Income tax payable	1,392	(1,463)
Other liabilities and accrued expenses	4,245	(1,292)
Net cash (used in) provided by operating activities	(16,473)	23,806
Cash flows from investing activities:
Purchases of equity investments	(43)	—
Purchases of investments, available-for-sale	(13,904)	(15,957)
Proceeds from sales of investments, available-for-sale	17,067	13,857
Purchases of property and equipment	(1,559)	(1,235)
Net cash provided by (used in) investing activities	1,561	(3,335)
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,817	1,450
Issuance of common stock	255	287
Repurchase of common stock	(8,389)	(6,454)
Dividends to stockholders	(15,747)	(12,956)
Redemptions of redeemable noncontrolling interest	(1,121)	—
Contributions from redeemable noncontrolling interest	30,064	—
Net cash provided by (used in) financing activities	7,879	(17,673)
Net (decrease) increase in cash and cash equivalents	(7,033)	2,798
Effect of foreign exchange rate changes	(518)	1,682
Cash and cash equivalents, beginning of the period	127,824	136,191
Cash and cash equivalents, end of the period	$120,273	$140,671

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the six months ended June 30, 2012 and 2011, the Company paid taxes, net of tax refunds, of approximately $11,644,000 and $12,557,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the six months ended June 30, 2012 and 2011, the Company issued fully vested restricted stock units in the amount of $701,000 and $533,000, respectively. For the six months ended June 30, 2012 and 2011, the Company issued restricted stock unit dividend equivalents in the amount of $412,000 and $290,000, respectively.

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
Consolidation—The Company consolidates operating entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20% to 50% percent, or in instances in which the Company is able to exercise significant influence but not control. The Company also consolidates any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company provides for noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.
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
Due from Broker—The Company conducts business, through its consolidated seed investments, with brokers for certain of its investment activities. The clearing and custody operations for these investment activities are performed pursuant to agreements with prime brokers. The due from broker balance represents cash and cash equivalents balances at brokers and net receivables and payables for unsettled security transactions.
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
Recently Issued Accounting Pronouncements—In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance will be effective for the Company's first quarter of 2013. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's condensed consolidated financial statements.
In December 2011, the FASB issued new guidance to create new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance will be effective for the Company's first quarter of 2013. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's condensed consolidated financial statements.
In September 2011, the FASB issued new guidance to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

step to measure the amount of the impairment loss, if any. This new guidance was effective for the Company's first quarter of 2012. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. This new guidance was effective for the Company's first quarter of 2012. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In May 2011, the FASB issued new guidance regarding fair value measurement and disclosures. The new guidance results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Requirements. This new guidance changed the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance was effective for the Company's first quarter of 2012. See Note 5 for further discussion about the fair value of the Company's investments which incorporates this new guidance.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2012 and December 31, 2011, goodwill was approximately $19,666,000 and $19,934,000, respectively. The Company’s goodwill decreased by $268,000 in the six months ended June 30, 2012 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2012 and December 31, 2011 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2012:
Amortized intangible assets:
Client relationships	78	$1,543	$(958)	$585
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(958)	$1,835
December 31, 2011:
Amortized intangible assets:
Client relationships	84	$1,543	$(914)	$629
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(914)	$1,879

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended June 30, 2012 and 2011, respectively, and approximately $44,000 for both the six months ended June 30, 2012 and 2011, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2012	$45
2013	89
2014	89
2015	89
2016	89
Thereafter	184
Total	$585

4. Investments
The following is a summary of the Company's investments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Securities owned	$76,886	$25,304
Equity investments	8,554	7,868
Investments, available-for-sale	26,112	27,133

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading and equity investments
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had an initial closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not deemed as the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment in this fund using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of June 30, 2012, the fair value of the Company's equity interest in GRP-TE was approximately $43,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of June 30, 2012, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities of GRP-CIP have been included in the Company's condensed consolidated financial statements.
The Cohen & Steers Real Asset Fund (“RAP”), launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment manager. As of June 30, 2012, the Company had a controlling financial interest in RAP. Accordingly, the underlying assets and liabilities of RAP have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
Prior to the sale of the Company's interest in Cohen & Steers Global Listed Infrastructure Fund (“GLIF”) during the three months ended June 30, 2012, the Company owned the majority of the voting interest in GLIF. Accordingly, the underlying assets and liabilities of GLIF had been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). As of June 30, 2012, the Company determined that the Onshore Fund was a VIE and the Company was the primary beneficiary. Therefore, the underlying assets and liabilities of the Onshore Fund have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
The following represents the portion of the consolidated statements of financial condition attributable to the consolidated Onshore Fund as of June 30, 2012 and December 31, 2011. The following assets may only be used to settle obligations of the Onshore Fund and these liabilities are only the obligations of the Onshore Fund for which the creditors do not have recourse to the general credit of the Company (in thousands):

	June 30, 2012	December 31, 2011
Assets
Securities owned	$26,655	$21,952
Due from broker	10,259	10,321
Other assets	256	209
Total assets	$37,170	$32,482

Liabilities
Securities sold but not yet purchased	$12,304	$9,277
Other liabilities	370	493
Total liabilities	$12,674	$9,770
As of June 30, 2012 and December 31, 2011, cash and cash equivalents included in due from broker, which was related to the Company's consolidated funds, in the condensed consolidated statements of financial condition of approximately $12,303,000 and $9,360,000, respectively, was held at two brokers for the purpose of covering securities sold but not yet purchased.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The offshore global real estate long-short fund (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership. The Company is the general partner and investment manager of the Offshore Fund for which it receives a management fee and is entitled to receive a performance fee, if earned. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore, as of June 30, 2012, records its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
The following is a summary of the fair value of securities owned and equity investments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Securities Owned	Equity Investments	Securities Owned	Equity Investments
GLIF	$—	$—	$3,352	$—
Onshore Fund	26,655	—	21,952	—
GRP-CIP	994	—	—	—
RAP	49,237	—	—	—
GRP-TE	—	43	—	—
Offshore Fund	—	8,511	—	7,868
Total	$76,886	$8,554	$25,304	$7,868
Gain (loss) from trading securities—net for the three and six months ended June 30, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GLIF	$121	$(99)	$142	$(477)
Onshore Fund	(282)	—	1,854	—
RAP	(2,317)	—	(2,753)	—
GRP-CIP	9	—	9	—
Total loss from trading securities—net	$(2,469)	$(99)	$(748)	$(477)
Equity in earnings (losses) of affiliates for the three and six months ended June 30, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GLIF	$—	$—	$—	$67
GRP-TE	—	—	—	—
Onshore Fund	—	447	—	399
Offshore Fund	(129)	180	643	147
Total equity in (losses) earnings of affiliates	$(129)	$627	$643	$613

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,295	$632	$(1)	$4,926
Common stocks	10,870	715	(334)	11,251
Company-sponsored mutual funds	10,000	—	(65)	9,935
Total investments, available-for-sale	$25,165	$1,347	$(400)	$26,112

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$5,236	$98	$(117)	$5,217
Common stocks	12,247	698	(401)	12,544
Company-sponsored mutual funds	10,100	—	(728)	9,372
Total investments, available-for-sale	$27,583	$796	$(1,246)	$27,133
Unrealized losses on investments, available-for-sale as of June 30, 2012 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of June 30, 2012, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and six months ended June 30, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$5,005	$5,901	$17,161	$13,857
Gross realized gains	289	416	1,142	880
Gross realized losses	(373)	(184)	(539)	(290)

5. Fair Value
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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the three months ended June 30, 2012.
The following table presents fair value measurements as of June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$45,788	$—	$—	$45,788
Due from broker*	$1,672	$—	$—	$1,672
Securities owned
Preferred securities	$612	$627	$—	$1,239
Common stocks	54,976	—	1,343	56,319
Fixed income securities	1,654	16,680	—	18,334
Limited partnership interest	—	—	994	994
Total securities owned	$57,242	$17,307	$2,337	$76,886
Equity investments **	$—	$8,511	$43	$8,554
Investments, available-for-sale
Preferred securities	$1,168	$5	$3,753	$4,926
Common stocks	11,251	—	—	11,251
Company-sponsored mutual funds	9,935	—	—	9,935
Total investments, available-for-sale	$22,354	$5	$3,753	$26,112
Derivatives - assets
Equity contracts	$133	$77	$—	$210
Commodity contracts	400	—	—	400
Total derivatives - assets	$533	$77	$—	$610
Derivatives - liabilities
Equity contracts	$25	$199	$—	$224
Commodity contracts	777	—	—	777
Credit contracts	—	9	—	9
Total derivatives - liabilities	$802	$208	$—	$1,010
Securities sold but not yet purchased	$12,305	$—	$—	$12,305
_________________________
*    Comprised of investments in money market funds.
**    Comprised of investments accounted for using the equity method of accounting.
Securities owned classified as level 2 in the above table was primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Securities owned classified as level 3 in the above table was comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investment in the common stock of a privately held bank holding company was valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparables. The limited partnership interests made during the first quarter of 2012 as a co-investment along with GRP-TE represent the Company's ownership interests in private equity vehicles that invest directly in U.S. commercial real estate and were valued primarily based on the recent transaction value of an underlying investment.
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
Investments, available-for-sale classified as level 3 in the above table were comprised primarily of auction rate preferred securities which were measured at fair value using a third party pricing service by utilizing a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date.
The following table presents fair value measurements as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$35,050	$—	$—	$35,050
Securities owned
Preferred securities	$2,528	$—	$—	$2,528
Common stocks	21,501	—	1,275	22,776
Total securities owned	$24,029	$—	$1,275	$25,304
Equity investments **	$—	$7,868	$—	$7,868
Investments, available-for-sale
Preferred securities	$1,052	$15	$4,150	$5,217
Common stocks	12,544	—	—	12,544
Company-sponsored mutual funds	9,372	—	—	9,372
Total investments, available-for-sale	$22,968	$15	$4,150	$27,133
Derivatives - assets
Equity contracts	$48	$98	$—	$146
Credit contracts	—	2	—	2
Total derivatives - assets	$48	$100	$—	$148
Derivatives - liabilities
Equity contracts	$11	$245	$—	$256
Securities sold but not yet purchased	$9,277	$—	$—	$9,277
_________________________
*    Comprised of investments in money market funds.
**    Comprised of investments accounted for using the equity method of accounting.
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
Investments, available-for-sale classified as level 3 in the above table were comprised of auction rate preferred securities, which were measured at fair value using a third party pricing service by utilizing a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended June 30, 2012 (in thousands):

	Securities Owned			Equity Investments	Investments, available-for-sale
	Common Stocks		Limited Partnership Interest	GRP-TE	Preferred Securities
Balance at April 1, 2012	$1,903		$811	$36	$3,244
Purchases	—		167	7	22
Sales	—		—	—	(38)
Realized gains	—		—	—	—
Unrealized gains	68		16	—	578
Transfers out of level 3 investments	(628)	*	—	—	(53)	^
Reclassification from equity investments due to consolidation	—		—	—	—
Balance at June 30, 2012	$1,343		$994	$43	$3,753

_________________________
* Transfered from level 3 to level 2 because observable market data became available for the securities at June 30, 2012.
^ Transfered from level 3 to level 1 because securities started trading actively on an exchange during the three months ended June 30, 2012.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the six months ended June 30, 2012 (in thousands):

	Securities Owned			Equity Investments	Investments, available-for-sale
	Common Stocks		Limited Partnership Interest	GRP-TE	Preferred Securities
Balance at January 1, 2012	$1,275		$—	$—	$4,150
Purchases	628		978	43	112
Sales	—		—	—	(1,213)
Realized gains	—		—	—	100
Unrealized gains	68		16	—	657
Transfers out of level 3 investments	(628)	*	—	—	(53)	^
Reclassification from equity investments due to consolidation	—		—	—	—
Balance at June 30, 2012	$1,343		$994	$43	$3,753

_________________________
* Transfered from level 3 to level 2 because observable market data became available for the securities at June 30, 2012.
^ Transfered from level 3 to level 1 because securities started trading actively on an exchange during the six months ended June 30, 2012.
The Company had no level 3 investments during the three and six months ended June 30, 2011.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Realized gains (losses) from investments classified as securities owned, equity investments and investments, available-for-sale in the above tables were recorded as gain (loss) from trading securities, equity in earnings (losses) of affiliates and gain (loss) from available-for-sale securities, respectively, in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from investments classified as securities owned and equity investments in the above tables were recorded as gain (loss) from trading securities and equity in earnings (losses) of affiliates, respectively, in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from investments, available-for-sale in the above tables were recorded as unrealized gain (loss) from available-for-sale securities in the Company's condensed consolidated statements of comprehensive income.
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
Such investments are valued on a quarterly basis, taking into consideration any changes in key unobservable inputs and changes in economic and other relevant conditions and valuation models are updated accordingly. The valuation process also includes a review by the Company's valuation committee which includes primarily senior members from administration departments. The valuation committee provides independent oversight of the valuation policies and procedures.
The valuation technique and significant unobservable inputs used in the fair value measurement of the following Level 3 investments as of June 30, 2012 were (in thousands):

		Fair Value	Significant	Price to Book
	Fair Value	Methodology	Unobservable inputs	Ratio
Common shares of privately-held company	$1,343	Market comparable companies	Price / book ratio	1.39x
Limited partnership interest	$994	Transaction value	Recent transaction price
The significant unobservable input related to common shares of a privately-held company utilized in the fair value measurement of the level 3 investment in the above table is the price to book ratio. Significant changes in this input may result in a materially higher or lower fair value measurement. The disclosure in the above table excludes auction rate preferred securities for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by a third party pricing service.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts based on the fair value of each contract at June 30, 2012 (in thousands):

	June 30, 2012
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	$16,100	$210	$15,794	$224
Total foreign exchange contracts	—	—	—	—
Total commodity contracts	6,204	400	9,054	777
Total credit contracts	—	—	1,500	9
Total derivatives	$22,304	$610	$26,348	$1,010
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
As of June 30, 2012 and December 31, 2011, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $4,653,000 and $2,507,000, respectively, was held as collateral for futures, total return and credit default swaps.

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
No anti-dilutive common stock equivalents were excluded from the computation for the three and six months ended June 30, 2012. Anti-dilutive common stock equivalents of approximately 5,000 and 4,000 shares, respectively, were excluded from the computation for the three and six months ended June 30, 2011.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$15,027	$15,759	$33,285	$28,661
Less: Net loss (income) attributable to redeemable noncontrolling interest	1,052	(80)	848	(7)
Net income attributable to common shareholders	$16,079	$15,679	$34,133	$28,654
Basic weighted average shares outstanding	43,808	43,220	43,705	43,136
Dilutive potential shares from restricted stock units	585	620	685	675
Diluted weighted average shares outstanding	44,393	43,840	44,390	43,811
Basic earnings per share attributable to common shareholders	$0.37	$0.36	$0.78	$0.66
Diluted earnings per share attributable to common shareholders	$0.36	$0.36	$0.77	$0.65

8. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2012 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36%. The effective tax rate for the three and six months ended June 30, 2011 was approximately 35%. The Company expects the tax rate for the full year 2012 to approximate 36%, excluding discrete items.
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

9. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2012, Securities had net capital of approximately $1,425,000, which exceeded its requirements by approximately $1,368,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority (collectively, the “Foreign Regulated Entities”). As of June 30, 2012, the Foreign Regulated Entities had aggregate regulatory capital of approximately $64,609,000, which exceeded requirements by approximately $63,234,000.

10. Related Party Transactions
The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment advisory and administration fees	$37,492	$34,703	$72,846	$66,284
Distribution and service fees	2,747	2,586	5,248	5,001
	$40,239	$37,289	$78,094	$71,285
For the three months ended June 30, 2011, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $397,000 of advisory fees it was otherwise entitled to receive. There were no such fees waived for the three months ended June 30, 2012. For the six months ended June 30, 2012 and 2011, the Company waived approximately $299,000 and $1,081,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of June 30, 2012, there were no additional scheduled reductions in advisory fee waivers for any fund.
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2012 and 2011, expenses of approximately $2,000,000 and $1,743,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2012 and 2011, expenses of approximately $3,521,000 and $3,313,000, respectively, were incurred.
Included in accounts receivable at June 30, 2012 and December 31, 2011 are receivables due from Company-sponsored mutual funds of approximately $15,663,000 and $12,947,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its business or financial condition.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III ("GRP"), a global private equity multimanager fund that had an initial closing on October 4, 2011, and such co-investment will be invested in GRP for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP through October 2012, and the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. This unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of June 30, 2012.
On June 29, 2012, we extended the lease for our corporate headquarters in New York City for an added 10 year period through January 2024. See also the Contractual Obligations and Contingencies section in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

12. Concentration of Credit Risk
The Company's cash is principally on deposit with three major financial institutions. The Company is subject to credit

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

risk should these financial institutions be unable to fulfill their obligations.
A third party institutional account client, for which the Company acts as subadvisor to certain foreign retail funds sponsored by this client, accounted for approximately $26,243,000 or 20% of the total revenue of the Company during the six months ended June 30, 2012, of which approximately $21,042,000 was recorded as investment advisory and administration fees and approximately $5,201,000 was recorded as portfolio consulting and other revenue.

13. Subsequent Events
On August 7, 2012, CNS declared a quarterly cash dividend on its common stock in the amount of $0.18 per share. The dividend will be payable on September 27, 2012 to stockholders of record at the close of business on September 7, 2012.
On July 27, 2012, Cohen & Steers Limited Duration Preferred and Income Fund, Inc. (the "Fund") raised approximately $662.5 million in proceeds (before deduction of sales load and other expenses and exclusive of the underwriters' overallotment) in its initial public offering. Assuming full exercise of the underwriters' overallotment option, which may or may not occur, overall sales of the Fund totaled approximately $752 million. The Fund may employ leverage in an amount up to 33-1/3%. In conjunction with the offering of the Fund, the Company expects to record an expense of approximately $15 million during the third quarter of 2012 associated with the payment of additional compensation agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2012 and June 30, 2011. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview
Founded in 1986, we are a leading global investment management firm focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks and preferred securities. We also manage alternative investment strategies such as hedged real estate securities portfolios and private real estate multimanager strategies for qualified investors. We serve institutional and individual investors through a broad range of investment vehicles.

Assets Under Management
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Institutional Accounts
Assets under management, beginning of period	$26,608	$21,931	$25,380	$19,625
Inflows	296	4,997	1,366	6,526
Outflows	(1,785)	(430)	(4,218)	(751)
Net (outflows) inflows	(1,489)	4,567	(2,852)	5,775
Market appreciation	480	794	3,071	1,892
Total (decrease) increase	(1,009)	5,361	219	7,667
Assets under management, end of period	$25,599	$27,292	$25,599	$27,292
Average assets under management for period	$25,496	$24,293	$25,690	$22,482

Open-End Mutual Funds
Assets under management, beginning of period	$11,588	$9,390	$9,619	$8,484
Inflows	1,077	1,175	2,759	2,322
Outflows	(784)	(642)	(1,528)	(1,282)
Net inflows	293	533	1,231	1,040
Market appreciation	233	290	1,264	689
Total increase	526	823	2,495	1,729
Assets under management, end of period	$12,114	$10,213	$12,114	$10,213
Average assets under management for period	$11,543	$9,822	$11,055	$9,313

Closed-End Mutual Funds
Assets under management, beginning of period	$6,694	$6,709	$6,285	$6,353
Inflows	—	24	—	153
Outflows	—	—	—	—
Net inflows	—	24	—	153
Market (depreciation) appreciation	(16)	76	393	303
Total (decrease) increase	(16)	100	393	456
Assets under management, end of period	$6,678	$6,809	$6,678	$6,809
Average assets under management for period	$6,608	$6,818	$6,583	$6,715

Total
Assets under management, beginning of period	$44,890	$38,030	$41,284	$34,462
Inflows	1,373	6,196	4,125	9,001
Outflows	(2,569)	(1,072)	(5,746)	(2,033)
Net (outflows) inflows	(1,196)	5,124	(1,621)	6,968
Market appreciation	697	1,160	4,728	2,884
Total (decrease) increase	(499)	6,284	3,107	9,852
Assets under management, end of period	$44,391	$44,314	$44,391	$44,314
Average assets under management for period	$43,647	$40,933	$43,328	$38,510

Assets under management were $44.4 billion at June 30, 2012, compared with $44.3 billion at June 30, 2011. The increase was due to market appreciation of $1.2 billion, offset by net outflows of $1.2 billion during the prior twelve month period.
Average assets under management were $43.6 billion in the three months ended June 30, 2012, an increase of 7% from $40.9 billion in the three months ended June 30, 2011. Average assets under management were $43.3 billion in the six months ended June 30, 2012, an increase of 13% from $38.5 billion in the six months ended June 30, 2011.
Institutional accounts
Institutional accounts assets under management were $25.6 billion at June 30, 2012, a 6% decrease from $27.3 billion at June 30, 2011. The decrease in assets under management was due to net outflows of $2.6 billion, primarily from global/international real estate strategies associated with subadvisory relationships, partially offset by market appreciation of $895 million during the prior twelve month period.
Average assets under management for institutional accounts were $25.5 billion in the three months ended June 30, 2012, an increase of 5% from $24.3 billion in the three months ended June 30, 2011. Average assets under management for institutional accounts were $25.7 billion in the six months ended June 30, 2012, an increase of 14% from $22.5 billion in the six months ended June 30, 2011.
Net outflows for institutional accounts were $1.5 billion in the three months ended June 30, 2012, compared with net inflows of $4.6 billion in the three months ended June 30, 2011. Gross inflows were $296 million in the three months ended June 30, 2012, compared with $5.0 billion in the three months ended June 30, 2011. Gross outflows totaled $1.8 billion in the three months ended June 30, 2012, compared with $430 million in the three months ended June 30, 2011. Market appreciation was $480 million in the three months ended June 30, 2012, compared with $794 million in the three months ended June 30, 2011.
Net outflows for institutional accounts were $2.9 billion in the six months ended June 30, 2012, compared with net inflows of $5.8 billion in the six months ended June 30, 2011. Gross inflows were $1.4 billion in the six months ended June 30, 2012, compared with $6.5 billion in the six months ended June 30, 2011. Gross outflows totaled $4.2 billion in the six months ended June 30, 2012, compared with $751 million in the six months ended June 30, 2011. Market appreciation was $3.1 billion in the six months ended June 30, 2012, compared with $1.9 billion in the six months ended June 30, 2011.
Open-end mutual funds
Open-end mutual fund assets under management were $12.1 billion at June 30, 2012, a 19% increase from $10.2 billion at June 30, 2011. The increase in assets under management was due to net inflows of $1.5 billion and market appreciation of $423 million during the prior twelve month period.
Average assets under management for open-end mutual funds were $11.5 billion in the three months ended June 30, 2012, a 18% increase from $9.8 billion in the three months ended June 30, 2011. Average assets under management for open-end mutual funds were $11.1 billion in the six months ended June 30, 2012, a 19% increase from $9.3 billion in the six months ended June 30, 2011.
Net inflows for open-end mutual funds were $293 million in the three months ended June 30, 2012, compared with $533 million in the three months ended June 30, 2011. Gross inflows were $1.1 billion in the three months ended June 30, 2012, compared with $1.2 billion in the three months ended June 30, 2011. Gross outflows totaled $784 million in the three months ended June 30, 2012, compared with $642 million in the three months ended June 30, 2011. Market appreciation was $233 million in the three months ended June 30, 2012, compared with $290 million in the three months ended June 30, 2011.
Net inflows for open-end mutual funds were $1.2 billion in the six months ended June 30, 2012, compared with $1.0 billion in the six months ended June 30, 2011. Gross inflows were $2.8 billion in the six months ended June 30, 2012, compared with $2.3 billion in the six months ended June 30, 2011. Gross outflows totaled $1.5 billion in the six months ended June 30, 2012, compared with $1.3 billion in the six months ended June 30, 2011. Market appreciation was $1.3 billion in the six months ended June 30, 2012, compared with $689 million in the six months ended June 30, 2011.
Closed-end mutual funds
Closed-end mutual funds assets under management were $6.7 billion at June 30, 2012, a 2% decrease from $6.8 billion at June 30, 2011. The decrease in assets under management was primarily due to market depreciation during the prior twelve month period.
Average assets under management for closed-end mutual funds were $6.6 billion in the three months ended June 30, 2012, a 3% decrease from $6.8 billion in the three months ended June 30, 2011. Average assets under management for closed-end mutual funds were $6.6 billion in the six months ended June 30, 2012, a 2% decrease from $6.7 billion in the six months ended June 30, 2011.
Closed-end mutual funds had net inflows of $24 million in the three months ended June 30, 2011 through an increase in the use of the funds' credit facilities. Market depreciation was $16 million in the three months ended June 30, 2012, compared with market appreciation of $76 million in the three months ended June 30, 2011.
Closed-end mutual funds had net inflows of $153 million in the six months ended June 30, 2011 through an increase in the use of the funds' credit facilities. Market appreciation was $393 million in the six months ended June 30, 2012, compared with $303 million in the six months ended June 30, 2011.
On July 27, 2012, Cohen & Steers Limited Duration Preferred and Income Fund, Inc. (the "Fund") raised approximately $662.5 million in proceeds (before deduction of sales load and other expenses and exclusive of the underwriters' overallotment) in its initial public offering. Assuming full exercise of the underwriters' overallotment option, which may or may not occur, overall sales of the Fund totaled approximately $752 million. The Fund may employ leverage in an amount up to 33-1/3%. In conjunction with the offering of the Fund, we expect to record an expense of approximately $15 million during the third quarter of 2012 associated with the payment of additional compensation agreements.

Results of Operations
Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011

	Three Months Ended June 30,
(in thousands)	2012	2011
Results of operations
Total revenue	$67,432	$61,459
Total expenses	(41,368)	(38,564)
Total non-operating (loss) income	(1,992)	1,306
Income before provision for income taxes	$24,072	$24,201

Revenue
Total revenue increased 10% to $67.4 million in the three months ended June 30, 2012 from $61.5 million in the three months ended June 30, 2011. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management. Average assets under management in the three months ended June 30, 2012 were $43.6 billion compared with $40.9 billion in the three months ended June 30, 2011.
In the three months ended June 30, 2012, total investment advisory and administration revenue from institutional accounts decreased 3% to $22.2 million from $22.8 million in the three months ended June 30, 2011. The decrease in institutional account revenue was attributable to a lower effective fee rate, partially offset by higher average assets under management. Average assets under management for institutional accounts in the three months ended June 30, 2012 were $25.5 billion compared with $24.3 billion in the three months ended June 30, 2011.

In the three months ended June 30, 2012, total investment advisory and administration revenue from open-end mutual funds increased 14% to $23.5 million from $20.6 million in the three months ended June 30, 2011. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $1.5 billion and market appreciation of $423 million during the prior twelve month period. Average assets under management for open-end mutual funds in the three months ended June 30, 2012 were $11.5 billion compared with $9.8 billion in the three months ended June 30, 2011.
In the three months ended June 30, 2012, total investment advisory and administration revenue from closed-end mutual funds decreased 1% to $14.0 million from $14.1 million in the three months ended June 30, 2011. The decrease in closed-end mutual fund revenue was attributable to lower average assets under management resulting primarily from market depreciation during the prior twelve month period. Average assets under management for closed-end mutual funds in the three months ended June 30, 2012 were $6.6 billion compared with $6.8 billion in the three months ended June 30, 2011.
In the three months ended June 30, 2012, total portfolio consulting and other revenue increased 256% to $5.0 million from $1.4 million in the three months ended June 30, 2011. The increase was attributable to higher average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 7% to $41.4 million in the three months ended June 30, 2012 from $38.6 million in the three months ended June 30, 2011, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 5% to $22.9 million in the three months ended June 30, 2012 from $21.8 million in the three months ended June 30, 2011. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $677,000, higher amortization of restricted stock units of approximately $198,000 and higher salaries of approximately $180,000.
Distribution and service fee expenses increased 6% to $6.5 million in the three months ended June 30, 2012 from $6.2 million in the three months ended June 30, 2011. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 12% to $9.9 million in the three months ended June 30, 2012 from $8.9 million in the three months ended June 30, 2011. This increase was primarily due to higher professional fees of approximately $550,000, higher fund reimbursements of approximately $277,000 and higher information technology costs of approximately $164,000.
Non-operating Income
Non-operating loss was $2.0 million in the three months ended June 30, 2012, compared with non-operating income of $1.3 million in the three months ended June 30, 2011. The decrease was primarily attributable to losses from trading securities from our seed investments.
Income Taxes
We recorded an income tax expense of $9.0 million in the three months ended June 30, 2012, compared with $8.4 million in the three months ended June 30, 2011. The provision for income taxes in the three months ended June 30, 2012 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36%. The effective tax rate for the three months ended June 30, 2011 was approximately 35%. We expect our tax rate for the full year 2012 to approximate 36%, excluding discrete items.
Six Months Ended June 30, 2012 compared with Six Months Ended June 30, 2011

	Six Months Ended June 30,
(in thousands)	2012	2011
Results of operations
Total revenue	$131,162	$116,214
Total expenses	(79,702)	(74,406)
Total non-operating income	1,025	2,281
Income before provision for income taxes	$52,485	$44,089

Revenue
Total revenue increased 13% to $131.2 million in the six months ended June 30, 2012 from $116.2 million in the six months ended June 30, 2011. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management. Average assets under management in the six months ended June 30, 2012 were $43.3 billion compared with $38.5 billion in the six months ended June 30, 2011.
In the six months ended June 30, 2012, total investment advisory and administration revenue from institutional accounts increased 7% to $45.0 million from $42.2 million in the six months ended June 30, 2011. The increase in institutional account revenue was attributable to higher levels of average assets under management. Average assets under management for institutional accounts in the six months ended June 30, 2012 were $25.7 billion compared with $22.5 billion in the six months ended June 30, 2011.

In the six months ended June 30, 2012, total investment advisory and administration revenue from open-end mutual funds increased 16% to $45.3 million from $39.0 million in the six months ended June 30, 2011. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management. Average assets under management for open-end mutual funds in the six months ended June 30, 2012 were $11.1 billion compared with $9.3 billion in the six months ended June 30, 2011.
In the six months ended June 30, 2012, total investment advisory and administration revenue from closed-end mutual funds increased 1% to $27.6 million from $27.3 million in the six months ended June 30, 2011. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management. Average assets under management for closed-end mutual funds in the six months ended June 30, 2012 were $6.6 billion compared with $6.7 billion in the six months ended June 30, 2011.
In the six months ended June 30, 2012, total portfolio consulting and other revenue increased 200% to $8.1 million from $2.7 million in the six months ended June 30, 2011. The increase was attributable to higher average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 7% to $79.7 million in the six months ended June 30, 2012 from $74.4 million in the six months ended June 30, 2011, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 7% to $44.6 million in the six months ended June 30, 2012 from $41.8 million in the six months ended June 30, 2011. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $1.0 million, higher salaries of approximately $624,000, higher amortization of restricted stock units of approximately $456,000 and higher payroll taxes of approximately $229,000 associated with the delivery of restricted stock units.
Distribution and service fee expenses increased 7% to $12.8 million in the six months ended June 30, 2012 from $11.9 million in the six months ended June 30, 2011. This increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 6% to $18.5 million in the six months ended June 30, 2012 from $17.5 million in the six months ended June 30, 2011. This increase was primarily due to higher professional fees of approximately $402,000, higher fund reimbursements of approximately $283,000, higher marketing and printing costs of approximately $181,000 and higher information technology costs of approximately $157,000.
Non-operating Income
Non-operating income was $1.0 million in the six months ended June 30, 2012, compared with $2.3 million in the six months ended June 30, 2011. The decrease was primarily attributable to losses in our seed investments and foreign currency revaluations.
Income Taxes
We recorded an income tax expense of $19.2 million in the six months ended June 30, 2012, compared with $15.4 million in the six months ended June 30, 2011. The provision for income taxes in the six months ended June 30, 2012 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36%. The effective tax rate for the six months ended June 30, 2011 was approximately 35%. We expect our tax rate for the full year 2012 to approximate 36%, excluding discrete items.

Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 59% and 69% of total assets as of June 30, 2012 and December 31, 2011, respectively, excluding investments classified as level 3 in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”).
Cash and cash equivalents decreased by $7.0 million, excluding the effect of foreign exchange rate changes, in the six months ended June 30, 2012. Net cash used in operating activities was $16.5 million in the six months ended June 30, 2012. Net cash of $1.6 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $17.1 million, partially offset by purchases of $13.9 million of investments, available-for-sale and purchases of $1.6 million of property and equipment. Net cash of $7.9 million was provided by financing activities, primarily from contributions from redeemable noncontrolling interest of $30.1 million and excess tax benefits associated with the delivery of restricted stock units of $2.8 million, partially offset by dividends paid to stockholders of $15.7 million, repurchases of common stock of $8.4 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, and redemptions of redeemable noncontrolling interest of $1.1 million.
Cash and cash equivalents increased by $2.8 million, excluding the effect of foreign exchange rate changes, in the six months ended June 30, 2011. Net cash provided by operating activities was $23.8 million in the six months ended June 30, 2011. Net cash of $3.3 million was used in investing activities, primarily for purchases of $16.0 million of investments, available-for-sale and purchases of $1.2 million of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $13.9 million. Net cash of $17.7 million was used in financing activities, primarily for dividends paid to stockholders of $13.0 million and repurchases of common stock of $6.5 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by excess tax benefits associated with the delivery of restricted stock units of $1.5 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2012, we exceeded our minimum regulatory capital requirements by approximately $1.4 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. On April 25, 2012, we made a capital contribution to our broker/dealer for $1.0 million. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority. At June 30, 2012, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $63.2 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $72.9 million held by our foreign subsidiaries as of June 30, 2012. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs. It is our current intention to permanently reinvest these funds outside of the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), a global private equity multimanager fund that had an initial closing on October 4, 2011. Our investment with GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP-TE through October 2012, and the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of June 30, 2012.
On July 27, 2012, Cohen & Steers Limited Duration Preferred and Income Fund, Inc. (the "Fund") raised approximately $662.5 million in proceeds (before deduction of sales load and other expenses and exclusive of the underwriters' overallotment) in its initial public offering. Assuming full exercise of the underwriters' overallotment option, which may or may not occur, overall sales of the Fund totaled approximately $752 million. The Fund may employ leverage in an amount up to 33-1/3%. In conjunction with the offering of the Fund, we expect to record an expense of approximately $15 million during the third quarter of 2012 associated with the payment of additional compensation agreements.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of June 30, 2012. The following summarizes our contractual obligations as of June 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	2017 and after	Total
Operating leases	$4,019	$8,072	$9,257	$8,978	$8,737	$64,214	$103,277
On June 29, 2012, we extended the lease for our corporate headquarters in New York City to 2024. See Note 11 for further discussion about our commitments and contingencies.
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
Recently Issued Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance will be effective for the first quarter of our 2013 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our condensed consolidated financial statements.
In December 2011, the FASB issued new guidance to create new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance will be effective for the first quarter of our 2013 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our condensed consolidated financial statements.
In September 2011, the FASB issued new guidance to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance was effective for the first quarter of our 2012 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. In December 2011, the FASB issued guidance to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This new guidance was effective for the first quarter of our 2012 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In May 2011, the FASB issued new guidance regarding fair value measurement and disclosures. The new guidance results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Requirements. This new guidance changed the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance was effective for the first quarter of our 2012 fiscal year. See Note 5 for further discussion about the fair value of our investments which incorporates this new guidance.
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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2012 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2012, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2012	637	(1)	$34.91	—	—
May 1 through May 31, 2012	1,045	(1)	$33.03	—	—
June 1 through June 30, 2012	1,046	(1)	$32.31	—	—
Total	2,728		$33.20	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the six months ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	August 9, 2012	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 9, 2012	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer