Form 10-Q
period 2012-09-30
COHEN & STEERS INC
filed 2012-11-09
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 2, 2012 was 43,759,838.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

Signature		37
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$121,240	$127,824
Securities owned ($24,946 and $21,952)*	91,441	25,304
Equity investments	7,770	7,868
Investments, available-for-sale	24,383	27,133
Accounts receivable	61,169	39,590
Due from broker ($10,064 and $10,321)*	14,234	10,443
Property and equipment—net	9,418	11,200
Goodwill	19,824	19,934
Intangible assets—net	1,813	1,879
Deferred income tax asset—net	6,812	9,233
Other assets ($310 and $209)*	7,812	5,825
Total assets	$365,916	$286,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$22,511	$23,337
Securities sold but not yet purchased ($12,598 and $9,277)*	12,598	9,277
Income tax payable	2,584	4,948
Other liabilities and accrued expenses ($226 and $493)*	20,343	13,363
Total liabilities	58,036	50,925
Commitments and contingencies
Redeemable noncontrolling interest	46,769	4,796
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 46,995,121 and 46,155,192 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	470	462
Additional paid-in capital	420,373	402,573
Accumulated deficit	(62,907)	(83,063)
Accumulated other comprehensive income (loss), net of tax	887	(225)
Less: Treasury stock, at cost, 3,238,859 and 2,986,913 shares at September 30, 2012 and December 31, 2011 respectively	(97,712)	(89,235)
Total stockholders’ equity	261,111	230,512
Total liabilities and stockholders’ equity	$365,916	$286,233
_________________________
* Assets and liability amounts in parentheses represent the portion of the September 30, 2012 and December 31, 2011, respectively, consolidated balances attributable to the onshore global real estate long-short fund which is a variable interest entity.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Investment advisory and administration fees	$63,224	$58,048	$181,066	$166,569
Distribution and service fees	2,881	2,457	8,129	7,458
Portfolio consulting and other	5,191	1,111	13,263	3,803
Total revenue	71,296	61,616	202,458	177,830
Expenses:
Employee compensation and benefits	25,101	21,873	69,696	63,677
Distribution and service fees	21,376	6,205	34,148	18,109
General and administrative	10,601	9,365	29,061	26,824
Depreciation and amortization	1,384	1,279	4,218	3,760
Amortization, deferred commissions	595	497	1,636	1,255
Total expenses	59,057	39,219	138,759	113,625
Operating income	12,239	22,397	63,699	64,205
Non-operating income:
Interest and dividend income—net	478	260	1,768	799
Gain (loss) from trading securities—net	3,999	21	3,251	(456)
Gain (loss) from available-for-sale securities—net	437	(368)	1,040	222
Equity in earnings (losses) of affiliates	71	(5,248)	714	(4,635)
Other	330	502	(433)	1,518
Total non-operating income (loss)	5,315	(4,833)	6,340	(2,552)
Income before provision for income taxes	17,554	17,564	70,039	61,653
Provision for income taxes	4,987	8,022	24,187	23,450
Net income	12,567	9,542	45,852	38,203
Less: Net (income) loss attributable to redeemable noncontrolling interest	(2,306)	64	(1,458)	57
Net income attributable to common shareholders	$10,261	$9,606	$44,394	$38,260

Earnings per share attributable to common shareholders:
Basic	$0.23	$0.22	$1.01	$0.89
Diluted	$0.23	$0.22	$1.00	$0.87
Weighted average shares outstanding:
Basic	43,822	43,237	43,744	43,170
Diluted	44,537	44,133	44,439	43,919

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	$10,261	$9,606	$44,394	$38,260
Foreign currency translation gain (loss)	630	(3,084)	(184)	45
Net unrealized gain (loss) from available-for-sale securities, net of tax	344	(3,769)	2,336	(3,368)
Reclassification to statements of operations of (gain) loss from available-for-sale securities, net of tax	(437)	368	(1,040)	(222)
Total comprehensive income attributable to common shareholders	$10,798	$3,121	$45,506	$34,715

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Nine Months Ended September 30, 2012 and 2011
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss), net of tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, net
Beginning balance, January 1, 2011	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640
Dividends	—	—	(65,190)	—	—	(65,190)	—	—
Issuance of common stock	7	433	—	—	—	440	—	751
Repurchase of common stock	—	—	—	—	(6,630)	(6,630)	—	(231)
Tax benefits associated with restricted stock units—net	—	1,930	—	—	—	1,930	—	—
Issuance of restricted stock units	—	3,163	—	—	—	3,163	—	—
Amortization of restricted stock units—net	—	12,832	—	—	—	12,832	—	—
Forfeitures of vested restricted stock units	—	(2)	—	—	—	(2)	—	—
Net income (loss)	—	—	38,260	—	—	38,260	(57)	—
Other comprehensive loss, net of tax	—	—	—	(3,545)	—	(3,545)	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(744)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	744	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(3,734)	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	350	—
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	3,877	—
Ending balance, September 30, 2011	$461	$396,437	$(92,483)	$(574)	$(89,218)	$214,623	$436	43,160

Beginning balance, January 1, 2012	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends	—	—	(24,238)	—	—	(24,238)	—	—
Issuance of common stock	8	402	—	—	—	410	—	840
Repurchase of common stock	—	—	—	—	(8,477)	(8,477)	—	(252)
Tax benefits associated with restricted stock units—net	—	2,947	—	—	—	2,947	—	—
Issuance of restricted stock units	—	1,399	—	—	—	1,399	—	—
Amortization of restricted stock units—net	—	13,053	—	—	—	13,053	—	—
Forfeitures of vested restricted stock units	—	(1)	—	—	—	(1)	—	—
Net income	—	—	44,394	—	—	44,394	1,458	—
Other comprehensive income, net of tax	—	—	—	1,112	—	1,112	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(3,647)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	44,118	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	44	—
Ending balance, September 30, 2012	$470	$420,373	$(62,907)	$887	$(97,712)	$261,111	$46,769	43,756
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$45,852	$38,203
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	13,101	12,904
Amortization, deferred commissions	1,636	1,255
Depreciation and amortization	4,218	3,760
Deferred rent	226	(392)
(Gain) loss from trading securities - net	(3,251)	456
Equity in (earnings) losses of affiliates	(714)	4,635
Gain from available-for-sale securities - net	(1,040)	(222)
Deferred income taxes	1,954	1,348
Foreign currency gain	(1,398)	(741)
Changes in operating assets and liabilities:
Accounts receivable	(20,181)	(17,118)
Due from broker	(6,349)	—
Deferred commissions	(2,328)	(1,547)
Securities owned	(58,948)	2,851
Other assets	(1,295)	(1,172)
Accrued compensation	(295)	(480)
Securities sold but not yet purchased	2,273	—
Income tax payable	(1,790)	(1,575)
Other liabilities and accrued expenses	6,589	1,621
Net cash (used in) provided by operating activities	(21,740)	43,786
Cash flows from investing activities:
Proceeds from redemption of equity investments	811	—
Purchases of investments, available-for-sale	(18,535)	(32,898)
Proceeds from sales of investments, available-for-sale	23,720	20,817
Purchases of property and equipment	(2,357)	(2,219)
Net cash provided by (used in) investing activities	3,639	(14,300)
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,843	1,482
Issuance of common stock	357	381
Repurchase of common stock	(8,477)	(6,630)
Dividends to stockholders	(23,622)	(62,636)
Redemptions of redeemable noncontrolling interest	(3,647)	(3,734)
Contributions from redeemable noncontrolling interest	44,118	—
Net cash provided by (used in) financing activities	11,572	(71,137)
Net decrease in cash and cash equivalents	(6,529)	(41,651)
Effect of foreign exchange rate changes	(55)	672
Cash and cash equivalents, beginning of the period	127,824	136,191
Cash and cash equivalents, end of the period	$121,240	$95,212

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the nine months ended September 30, 2012 and 2011, the Company paid taxes, net of tax refunds, of approximately $21,301,000 and $22,089,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the nine months ended September 30, 2012 and 2011, the Company issued fully vested restricted stock units in the amount of $783,000 and $608,000, respectively. For the nine months ended September 30, 2012 and 2011, the Company issued restricted stock unit dividend equivalents in the amount of $616,000 and $2,554,000, respectively.

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
Through CSCM, a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company serves institutional and individual investors around the world. Founded in 1986, the Company is a leading global investment manager focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks and preferred securities. The Company also manages alternative investment strategies for qualified investors such as hedged real estate securities portfolios and private real estate strategies. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and sub-advised funds for other financial institutions. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.

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
From time to time, the consolidated funds of the Company enter into derivative contracts to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in the Company's condensed consolidated statements of operations. The fair value of these instruments is recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition.
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
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common shareholders, unrealized gains and losses from available-for-sale securities (net of tax), foreign currency translation gains and losses and reclassification to statements of operations of gains and losses from available-for-sale securities (net of tax).
Recently Issued Accounting Pronouncements—In October 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance to make certain technical corrections to the FASB Accounting Standards Codification ("Codification"), which identifies when the use of fair value should be linked to the definition of fair value in Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”). The amendments affect various Codification topics and include source literature amendments, guidance clarification and reference corrections and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance will be effective for the Company's first quarter of 2013. The adoption of this new guidance did not have and is not expected to have a material impact on the Company's condensed consolidated financial statements.
In July 2012, the FASB issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance will be effective for the Company's first quarter of 2013. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's condensed consolidated financial statements.

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

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2012 and December 31, 2011, goodwill was approximately $19,824,000 and $19,934,000, respectively. The Company’s goodwill decreased by $110,000 in the nine months ended September 30, 2012 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2012 and December 31, 2011 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2012:
Amortized intangible assets:
Client relationships	75	$1,543	$(980)	$563
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(980)	$1,813
December 31, 2011:
Amortized intangible assets:
Client relationships	84	$1,543	$(914)	$629
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(914)	$1,879

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended September 30, 2012 and 2011, respectively, and approximately $66,000 for both the nine months ended September 30, 2012 and 2011, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2012	$23
2013	89
2014	89
2015	89
2016	89
Thereafter	184
Total	$563

4. Investments
The following is a summary of the Company's investments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Securities owned	$91,441	$25,304
Equity investments	7,770	7,868
Investments, available-for-sale	24,383	27,133

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading and equity investments
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had an initial closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not deemed the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment in this fund using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of September 30, 2012, the fair value of the Company's equity interest in GRP-TE was approximately $89,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of September 30, 2012, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities of GRP-CIP have been included in the Company's condensed consolidated financial statements.
The Cohen & Steers Real Asset Fund (“RAP”), launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment manager. As of September 30, 2012, the Company had a controlling financial interest in RAP. Accordingly, the underlying assets and liabilities of RAP have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
Prior to the sale of the Company's interest in Cohen & Steers Global Listed Infrastructure Fund (“GLIF”) during June 2012, the Company owned the majority of the voting interest in GLIF. Accordingly, the underlying assets and liabilities of GLIF had been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
During 2008, the Company launched an onshore global real estate long-short fund (the “Onshore Fund”). As of September 30, 2012, the Company determined that the Onshore Fund was a VIE and the Company was the primary beneficiary. Therefore, the underlying assets and liabilities of the Onshore Fund have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
The following represents the portion of the consolidated statements of financial condition attributable to the consolidated Onshore Fund as of September 30, 2012 and December 31, 2011. The following assets may only be used to settle obligations of the Onshore Fund and these liabilities are only the obligations of the Onshore Fund for which the creditors do not have recourse to the general credit of the Company (in thousands):

	September 30, 2012	December 31, 2011
Assets
Securities owned	$24,946	$21,952
Due from broker	10,064	10,321
Other assets	310	209
Total assets	$35,320	$32,482

Liabilities
Securities sold but not yet purchased	$12,598	$9,277
Other liabilities	226	493
Total liabilities	$12,824	$9,770
As of September 30, 2012 and December 31, 2011, cash and cash equivalents included in due from broker, which was related to the Company's consolidated funds, in the condensed consolidated statements of financial condition of

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

approximately $12,599,000 and $9,360,000, respectively, was held at two brokers for the purpose of covering securities sold but not yet purchased.
The offshore global real estate long-short fund (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership. The Company is the general partner and investment manager of the Offshore Fund for which it receives a management fee and is entitled to receive a performance fee, if earned. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore, as of September 30, 2012, records its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
The following is a summary of the fair value of securities owned and equity investments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Securities Owned	Equity Investments	Securities Owned	Equity Investments
GLIF	$—	$—	$3,352	$—
Onshore Fund	24,946	—	21,952	—
GRP-CIP	2,041	—	—	—
RAP	64,454	—	—	—
GRP-TE	—	89	—	—
Offshore Fund	—	7,681	—	7,868
Total	$91,441	$7,770	$25,304	$7,868
Gain (loss) from trading securities—net for the three and nine months ended September 30, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GLIF	$—	$21	$142	$(456)
Onshore Fund	67	—	1,921	—
RAP	3,932	—	1,179	—
GRP-CIP	—	—	9	—
Total gain (loss) from trading securities—net	$3,999	$21	$3,251	$(456)
Equity in earnings (losses) of affiliates for the three and nine months ended September 30, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GLIF	$—	$—	$—	$67
GRP-TE	—	—	—	—
Onshore Fund	—	(3,716)	—	(3,317)
Offshore Fund	71	(1,532)	714	(1,385)
Total equity in earnings (losses) of affiliates	$71	$(5,248)	$714	$(4,635)

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,332	$82	$(78)	$4,336
Common stocks	9,091	965	(186)	9,870
Company-sponsored mutual funds	10,100	77	—	10,177
Total investments, available-for-sale	$23,523	$1,124	$(264)	$24,383

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$5,236	$98	$(117)	$5,217
Common stocks	12,247	698	(401)	12,544
Company-sponsored mutual funds	10,100	—	(728)	9,372
Total investments, available-for-sale	$27,583	$796	$(1,246)	$27,133
Unrealized losses on investments, available-for-sale as of September 30, 2012 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of September 30, 2012, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and nine months ended September 30, 2012 and 2011 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$7,005	$6,960	$24,166	$20,817
Gross realized gains	562	259	1,704	1,139
Gross realized losses	(125)	(627)	(664)	(917)

5. Fair Value
Topic 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument should be carried at fair value.

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the three months ended September 30, 2012.
The following table presents fair value measurements as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$48,908	$—	$—	$48,908
Due from broker*	$1,880	$—	$—	$1,880
Securities owned
Preferred securities	$2,811	$845	$—	$3,656
Common stocks	63,270	—	1,193	64,463
Fixed income securities	—	21,281	—	21,281
Limited partnership interest	—	—	2,041	2,041
Total securities owned	$66,081	$22,126	$3,234	$91,441
Equity investments **	$—	$7,681	$89	$7,770
Investments, available-for-sale
Preferred securities	$1,236	$5	$3,095	$4,336
Common stocks	9,870	—	—	9,870
Company-sponsored mutual funds	10,177	—	—	10,177
Total investments, available-for-sale	$21,283	$5	$3,095	$24,383
Derivatives - assets
Equity contracts	$125	$184	$—	$309
Commodity contracts	1,097	—	—	1,097
Total derivatives - assets	$1,222	$184	$—	$1,406
Derivatives - liabilities
Equity contracts	$20	$19	$—	$39
Foreign exchange contracts	—	520	—	520
Commodity contracts	394	—	—	394
Credit contracts	—	20	—	20
Total derivatives - liabilities	$414	$559	$—	$973
Securities sold but not yet purchased	$12,598	$—	$—	$12,598
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
Securities owned classified as level 3 in the above table was comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company was valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparables. The limited partnership interests made during 2012 as a co-investment along with GRP-TE represent the Company's ownership interests in private equity vehicles that invest directly in U.S. commercial real estate and were valued primarily based on the recent transaction value of the underlying investments.
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
Securities owned classified as level 3 in the above table was comprised of investments in the common stock of a privately held bank holding company. These securities were valued by the Company's valuation committee using a market approach which incorporated the transaction data for privately negotiated transactions and market multiples derived from a set of comparables.

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
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended September 30, 2012 (in thousands):

	Securities Owned		Equity Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at July 1, 2012	$1,343	$994	$43	$3,753
Purchases	—	1,047	46	13
Sales	—	—	—	—
Realized gains	—	—	—	—
Unrealized losses	(150)	—	—	(649)
Transfers out of level 3 investments	—	—	—	(22)	#
Reclassification from equity investments due to consolidation	—	—	—	—
Balance at September 30, 2012	$1,193	$2,041	$89	$3,095

_________________________
# Transferred from level 3 to level 1 because securities started trading actively on an exchange during the three months ended September 30, 2012.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the nine months ended September 30, 2012 (in thousands):

	Securities Owned			Equity Investments	Investments, available-for-sale
	Common Stocks		Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at January 1, 2012	$1,275		$—	$—	$4,150
Purchases	628		2,025	89	125
Sales	—		—	—	(1,213)
Realized gains	—		—	—	100
Unrealized (losses) gains	(82)		16	—	8
Transfers out of level 3 investments	(628)	##	—	—	(75)	#
Reclassification from equity investments due to consolidation	—		—	—	—
Balance at September 30, 2012	$1,193		$2,041	$89	$3,095

_________________________
## Transferred from level 3 to level 2 because observable market data became available for the securities at September 30, 2012.
# Transferred from level 3 to level 1 because securities started trading actively on an exchange during the nine months ended September 30, 2012.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company had no level 3 investments during the three and nine months ended September 30, 2011.
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors.
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
The valuation technique and significant unobservable inputs used in the fair value measurement of the following Level 3 investments as of September 30, 2012 were (in thousands):

		Fair Value	Significant	Price to Book
	Fair Value	Methodology	Unobservable Inputs	Ratio Range
Common shares of privately-held company	$1,193	Market comparable companies	Price / book ratio	1.07x - 1.14x
Limited partnership interests	$2,041	Transaction value	Recent transaction price
The significant unobservable input related to common shares of a privately-held company utilized in the fair value measurement of the level 3 investments in the above table is the price to book ratio. Significant changes in this input may result in a materially higher or lower fair value measurement. The disclosure in the above table excludes auction rate preferred securities for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by a third party pricing service.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts based on the fair value of each contract at September 30, 2012 (in thousands):

	September 30, 2012
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	$8,607	$309	$3,360	$39
Total foreign exchange contracts	—	—	28,384	520
Total commodity contracts	14,708	1,097	5,486	394
Total credit contracts	—	—	1,500	20
Total derivatives	$23,315	$1,406	$38,730	$973
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
As of September 30, 2012 and December 31, 2011, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $2,452,000 and $2,507,000, respectively, was held as collateral for futures, total return and credit default swaps.

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
No anti-dilutive common stock equivalents were excluded from the computation for the three and nine months ended September 30, 2012. No anti-dilutive common stock equivalents were excluded from the computation for the three months ended September 30, 2011. Anti-dilutive common stock equivalents of approximately 3,000 shares were excluded from the computation for the nine months ended September 30, 2011.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$12,567	$9,542	$45,852	$38,203
Less: Net (income) loss attributable to redeemable noncontrolling interest	(2,306)	64	(1,458)	57
Net income attributable to common shareholders	$10,261	$9,606	$44,394	$38,260
Basic weighted average shares outstanding	43,822	43,237	43,744	43,170
Dilutive potential shares from restricted stock units	715	896	695	749
Diluted weighted average shares outstanding	44,537	44,133	44,439	43,919
Basic earnings per share attributable to common shareholders	$0.23	$0.22	$1.01	$0.89
Diluted earnings per share attributable to common shareholders	$0.23	$0.22	$1.00	$0.87

8. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2012 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 33% and 35%, respectively, which included discrete items, the most significant of which was attributable to the launch costs of Cohen & Steers Limited Duration Preferred and Income Fund, Inc. ("LDP"), a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the three and nine months ended September 30, 2012 was approximately 36%. The effective tax rate for the three and nine months ended September 30, 2011 was approximately 46% and 38%, respectively. The effective tax rate for the three months ended September 30, 2011 reflected the cumulative effect of the projected tax rate increase from 35% to 38% for the full year 2011 which resulted primarily from a valuation allowance established on projected losses from the Company's seed investments in the onshore and offshore global real estate long-short funds. The Company expects the tax rate for the full year 2012 to approximate 35.5%, excluding discrete items.
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

9. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of September 30, 2012, Securities had net capital of approximately $733,000, which exceeded its requirements by approximately $669,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(collectively, the “Foreign Regulated Entities”). As of September 30, 2012, the Foreign Regulated Entities had aggregate regulatory capital of approximately $66,205,000, which exceeded requirements by approximately $64,803,000.

10. Related Party Transactions
The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment advisory and administration fees	$41,001	$33,835	$113,847	$100,119
Distribution and service fees	2,881	2,457	8,129	7,458
	$43,882	$36,292	$121,976	$107,577
For the three months ended September 30, 2011, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $381,000 of advisory fees it was otherwise entitled to receive. There were no such fees waived for the three months ended September 30, 2012. For the nine months ended September 30, 2012 and 2011, the Company waived approximately $299,000 and $1,462,000 of advisory fees, respectively. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to ten years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of September 30, 2012, there were no additional scheduled reductions in advisory fee waivers for any fund.
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2012 and 2011, expenses of approximately $1,214,000 and $1,779,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2012 and 2011, expenses of approximately $4,735,000 and $5,092,000, respectively, were incurred.
Included in accounts receivable at September 30, 2012 and December 31, 2011 are receivables due from Company-sponsored mutual funds of approximately $17,190,000 and $12,947,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its business or financial condition.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III ("GRP"), a global private equity multimanager fund that had an initial closing on October 4, 2011, and such co-investment will be invested in GRP for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP through March 2013, and the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. This unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of September 30, 2012.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

On June 29, 2012, the Company extended the lease for its corporate headquarters in New York City for an added 10 year period through January 2024. See also the Contractual Obligations and Contingencies section in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

12. Concentration of Credit Risk
The Company's cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
A third party institutional account client, for which the Company acts as subadvisor to certain foreign retail funds sponsored by this client, accounted for approximately $40,375,000 or 20% of the total revenue of the Company during the nine months ended September 30, 2012, of which approximately $31,319,000 was recorded as investment advisory and administration fees and approximately $9,056,000 was recorded as portfolio consulting and other revenue.

13. Subsequent Events
On November 7, 2012, CNS declared quarterly and special cash dividends on its common stock in the amount of $0.18 and $1.50 per share, respectively. These dividends will be payable on December 20, 2012 to stockholders of record at the close of business on November 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2012 and September 30, 2011. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview
Founded in 1986, we are a leading global investment manager focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks and preferred securities. We also manage alternative investment strategies for qualified investors such as hedged real estate securities portfolios and private real estate strategies. We serve institutional and individual investors around the world.

Assets Under Management
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Institutional Accounts
Assets under management, beginning of period	$25,599	$27,292	$25,380	$19,625
Inflows	362	2,817	1,728	9,343
Outflows	(2,044)	(1,453)	(6,262)	(2,204)
Net (outflows) inflows	(1,682)	1,364	(4,534)	7,139
Market appreciation (depreciation)	727	(4,630)	3,798	(2,738)
Total (decrease) increase	(955)	(3,266)	(736)	4,401
Assets under management, end of period	$24,644	$24,026	$24,644	$24,026
Average assets under management for period	$25,393	$26,804	$25,591	$23,923

Open-End Mutual Funds
Assets under management, beginning of period	$12,114	$10,213	$9,619	$8,484
Inflows	1,225	1,048	3,984	3,370
Outflows	(1,061)	(892)	(2,589)	(2,174)
Net inflows	164	156	1,395	1,196
Market appreciation (depreciation)	250	(1,757)	1,514	(1,068)
Total increase (decrease)	414	(1,601)	2,909	128
Assets under management, end of period	$12,528	$8,612	$12,528	$8,612
Average assets under management for period	$12,490	$9,574	$11,533	$9,399

Closed-End Mutual Funds
Assets under management, beginning of period	$6,678	$6,809	$6,285	$6,353
Inflows	889	—	889	153
Outflows	—	—	—	—
Net inflows	889	—	889	153
Market appreciation (depreciation)	206	(830)	599	(527)
Total increase (decrease)	1,095	(830)	1,488	(374)
Assets under management, end of period	$7,773	$5,979	$7,773	$5,979
Average assets under management for period	$7,312	$6,474	$6,826	$6,635

Total
Assets under management, beginning of period	$44,391	$44,314	$41,284	$34,462
Inflows	2,476	3,865	6,601	12,866
Outflows	(3,105)	(2,345)	(8,851)	(4,378)
Net (outflows) inflows	(629)	1,520	(2,250)	8,488
Market appreciation (depreciation)	1,183	(7,217)	5,911	(4,333)
Total increase (decrease)	554	(5,697)	3,661	4,155
Assets under management, end of period	$44,945	$38,617	$44,945	$38,617
Average assets under management for period	$45,195	$42,852	$43,950	$39,957

Assets under management were $44.9 billion at September 30, 2012, compared with $38.6 billion at September 30, 2011. The increase was due to market appreciation of $9.6 billion, partially offset by net outflows of $3.3 billion during the prior twelve month period.
Average assets under management were $45.2 billion in the three months ended September 30, 2012, an increase of 5% from $42.9 billion in the three months ended September 30, 2011. Average assets under management were $44.0 billion in the nine months ended September 30, 2012, an increase of 10% from $40.0 billion in the nine months ended September 30, 2011.
Institutional accounts
Institutional accounts assets under management were $24.6 billion at September 30, 2012, an increase of 3% from $24.0 billion at September 30, 2011. The increase in assets under management was due to market appreciation of $6.3 billion, largely offset by net outflows of $5.6 billion, primarily from global/international real estate strategies associated with subadvisory relationships, during the prior twelve month period.
Average assets under management for institutional accounts were $25.4 billion in the three months ended September 30, 2012, a decrease of 5% from $26.8 billion in the three months ended September 30, 2011. Average assets under management for institutional accounts were $25.6 billion in the nine months ended September 30, 2012, an increase of 7% from $23.9 billion in the nine months ended September 30, 2011.
Net outflows for institutional accounts were $1.7 billion in the three months ended September 30, 2012, compared with net inflows of $1.4 billion in the three months ended September 30, 2011. Gross inflows were $362 million in the three months ended September 30, 2012, compared with $2.8 billion in the three months ended September 30, 2011. Gross outflows totaled $2.0 billion in the three months ended September 30, 2012, compared with $1.5 billion in the three months ended September 30, 2011. Market appreciation was $727 million in the three months ended September 30, 2012, compared with market depreciation of $4.6 billion in the three months ended September 30, 2011.
Net outflows for institutional accounts were $4.5 billion in the nine months ended September 30, 2012, compared with net inflows of $7.1 billion in the nine months ended September 30, 2011. Gross inflows were $1.7 billion in the nine months ended September 30, 2012, compared with $9.3 billion in the nine months ended September 30, 2011. Gross outflows totaled $6.3 billion in the nine months ended September 30, 2012, compared with $2.2 billion in the nine months ended September 30, 2011. Market appreciation was $3.8 billion in the nine months ended September 30, 2012, compared with market depreciation of $2.7 billion in the nine months ended September 30, 2011.
Open-end mutual funds
Open-end mutual fund assets under management were $12.5 billion at September 30, 2012, an increase of 45% from $8.6 billion at September 30, 2011. The increase in assets under management was due to market appreciation of $2.4 billion and net inflows of $1.5 billion during the prior twelve month period.
Average assets under management for open-end mutual funds were $12.5 billion in the three months ended September 30, 2012, an increase of 30% from $9.6 billion in the three months ended September 30, 2011. Average assets under management for open-end mutual funds were $11.5 billion in the nine months ended September 30, 2012, an increase of 23% from $9.4 billion in the nine months ended September 30, 2011.
Net inflows for open-end mutual funds were $164 million in the three months ended September 30, 2012, compared with $156 million in the three months ended September 30, 2011. Gross inflows were $1.2 billion in the three months ended September 30, 2012, compared with $1.0 billion in the three months ended September 30, 2011. Gross outflows totaled $1.1 billion in the three months ended September 30, 2012, compared with $892 million in the three months ended September 30, 2011. Market appreciation was $250 million in the three months ended September 30, 2012, compared with market depreciation of $1.8 billion in the three months ended September 30, 2011.
Net inflows for open-end mutual funds were $1.4 billion in the nine months ended September 30, 2012, compared with $1.2 billion in the nine months ended September 30, 2011. Gross inflows were $4.0 billion in the nine months ended September 30, 2012, compared with $3.4 billion in the nine months ended September 30, 2011. Gross outflows totaled $2.6 billion in the nine months ended September 30, 2012, compared with $2.2 billion in the nine months ended September 30, 2011. Market appreciation was $1.5 billion in the nine months ended September 30, 2012, compared with market depreciation of $1.1 billion in the nine months ended September 30, 2011.

Closed-end mutual funds
Closed-end mutual funds assets under management were $7.8 billion at September 30, 2012, an increase of 30% from $6.0 billion at September 30, 2011. The increase in assets under management was due to market appreciation of $964 million and net inflows of $830 million during the prior twelve month period, primarily from the launch of Cohen & Steers Limited Duration Preferred and Income Fund, Inc. ("LDP") during the three months ended September 30, 2012.
Average assets under management for closed-end mutual funds were $7.3 billion in the three months ended September 30, 2012, an increase of 13% from $6.5 billion in the three months ended September 30, 2011. Average assets under management for closed-end mutual funds were $6.8 billion in the nine months ended September 30, 2012, an increase of 3% from $6.6 billion in the nine months ended September 30, 2011.
Closed-end mutual funds had inflows of $889 million in the three months ended September 30, 2012 from the launch of LDP. Market appreciation was $206 million in the three months ended September 30, 2012, compared with market depreciation of $830 million in the three months ended September 30, 2011.
Closed-end mutual funds had inflows of $889 million in the nine months ended September 30, 2012 from the launch of LDP, compared with $153 million in the nine months ended September 30, 2011 through an increase in the use of the funds' credit facilities. Market appreciation was $599 million in the nine months ended September 30, 2012, compared with market depreciation of $527 million in the nine months ended September 30, 2011.

Results of Operations
Three Months Ended September 30, 2012 compared with Three Months Ended September 30, 2011

	Three Months Ended September 30,
(in thousands)	2012	2011
Results of operations
Total revenue	$71,296	$61,616
Total expenses	(59,057)	(39,219)
Total non-operating income (loss)	5,315	(4,833)
Income before provision for income taxes	$17,554	$17,564

Revenue
Total revenue increased 16% to $71.3 million in the three months ended September 30, 2012 from $61.6 million in the three months ended September 30, 2011. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management and higher portfolio consulting and other revenue attributable to higher average assets under advisement from model-based strategies. Average assets under management in the three months ended September 30, 2012 were $45.2 billion compared with $42.9 billion in the three months ended September 30, 2011.
In the three months ended September 30, 2012, total investment advisory and administration revenue from institutional accounts decreased 8% to $22.2 million from $24.2 million in the three months ended September 30, 2011. The decrease in institutional account revenue was attributable to lower average assets under management. Average assets under management for institutional accounts in the three months ended September 30, 2012 were $25.4 billion compared with $26.8 billion in the three months ended September 30, 2011.

In the three months ended September 30, 2012, total investment advisory and administration revenue from open-end mutual funds increased 26% to $25.5 million from $20.3 million in the three months ended September 30, 2011. The increase in open-end mutual fund revenue was attributable to higher average assets under management. Average assets under management for open-end mutual funds in the three months ended September 30, 2012 were $12.5 billion compared with $9.6 billion in the three months ended September 30, 2011.
In the three months ended September 30, 2012, total investment advisory and administration revenue from closed-end mutual funds increased 14% to $15.5 million from $13.5 million in the three months ended September 30, 2011. The increase in closed-end mutual fund revenue was attributable to higher average assets under management. Average assets under management for closed-end mutual funds in the three months ended September 30, 2012 were $7.3 billion compared with $6.5 billion in the three months ended September 30, 2011.
In the three months ended September 30, 2012, total portfolio consulting and other revenue increased to $5.2 million from $1.1 million in the three months ended September 30, 2011. The increase was attributable to higher average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 51% to $59.1 million in the three months ended September 30, 2012 from $39.2 million in the three months ended September 30, 2011, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 15% to $25.1 million in the three months ended September 30, 2012 from $21.9 million in the three months ended September 30, 2011, primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $2.6 million.
Distribution and service fee expenses increased to $21.4 million in the three months ended September 30, 2012 from $6.2 million in the three months ended September 30, 2011. The three months ended September 30, 2012 results included approximately $14.4 million of distribution costs associated with the launch of LDP. After adjusting for these costs, distribution and service fee expenses would have been $7.0 million. The increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 13% to $10.6 million in the three months ended September 30, 2012 from $9.4 million in the three months ended September 30, 2011. The increase was primarily due to higher rent of approximately $632,000 resulting from the extension of the lease for our corporate headquarters in New York City, higher professional fees of approximately $318,000 and higher marketing and printing costs of approximately $188,000.
Non-operating Income
Non-operating income was $5.3 million in the three months ended September 30, 2012, compared with non-operating loss of $4.8 million in the three months ended September 30, 2011. The increase was primarily attributable to income from our seed investments.
Income Taxes
We recorded an income tax expense of $5.0 million in the three months ended September 30, 2012, compared with $8.0 million in the three months ended September 30, 2011. The provision for income taxes in the three months ended September 30, 2012 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 33%, which included discrete items, the most significant of which was attributable to the offering costs for LDP. Excluding the discrete items, the effective tax rate for the three months ended September 30, 2012 was approximately 36%. The effective tax rate for the three months ended September 30, 2011 was approximately 46%, which reflected the cumulative effect of the projected tax rate increase from 35% to 38% for the full year 2011. The change in estimate was attributable to the establishment of a valuation allowance on projected losses from our seed investments in our sponsored onshore and offshore global real estate long-short funds. We expect our tax rate for the full year 2012 to approximate 35.5%, excluding discrete items.

Nine Months Ended September 30, 2012 compared with Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
(in thousands)	2012	2011
Results of operations
Total revenue	$202,458	$177,830
Total expenses	(138,759)	(113,625)
Total non-operating income (loss)	6,340	(2,552)
Income before provision for income taxes	$70,039	$61,653

Revenue
Total revenue increased 14% to $202.5 million in the nine months ended September 30, 2012 from $177.8 million in the nine months ended September 30, 2011. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management and higher portfolio consulting and other revenue attributable to higher average assets under advisement from model-based strategies. Average assets under management in the nine months ended September 30, 2012 were $44.0 billion compared with $40.0 billion in the nine months ended September 30, 2011.
In the nine months ended September 30, 2012, total investment advisory and administration revenue from institutional accounts increased 1% to $67.2 million from $66.5 million in the nine months ended September 30, 2011. The increase in institutional account revenue was attributable to higher levels of average assets under management. Average assets under management for institutional accounts in the nine months ended September 30, 2012 were $25.6 billion compared with $23.9 billion in the nine months ended September 30, 2011.

In the nine months ended September 30, 2012, total investment advisory and administration revenue from open-end mutual funds increased 19% to $70.8 million from $59.3 million in the nine months ended September 30, 2011. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management. Average assets under management for open-end mutual funds in the nine months ended September 30, 2012 were $11.5 billion compared with $9.4 billion in the nine months ended September 30, 2011.
In the nine months ended September 30, 2012, total investment advisory and administration revenue from closed-end mutual funds increased 5% to $43.0 million from $40.9 million in the nine months ended September 30, 2011. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management. Average assets under management for closed-end mutual funds in the nine months ended September 30, 2012 were $6.8 billion compared with $6.6 billion in the nine months ended September 30, 2011.
In the nine months ended September 30, 2012, total portfolio consulting and other revenue increased 249% to $13.3 million from $3.8 million in the nine months ended September 30, 2011. The increase was attributable to higher average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 22% to $138.8 million in the nine months ended September 30, 2012 from $113.6 million in the nine months ended September 30, 2011, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.
Employee compensation and benefits increased 9% to $69.7 million in the nine months ended September 30, 2012 from $63.7 million in the nine months ended September 30, 2011. The increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $3.6 million, higher salaries of approximately $601,000 and higher payroll taxes of approximately $273,000 associated with the delivery of restricted stock units.
Distribution and service fee expenses increased 89% to $34.1 million in the nine months ended September 30, 2012 from $18.1 million in the nine months ended September 30, 2011. The nine months ended September 30, 2012 results included approximately $14.4 million of distribution costs associated with the launch of LDP. After adjusting for these costs, dist ribution and service fee expenses would have been $19.8 million. The increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 8% to $29.1 million in the nine months ended September 30, 2012 from $26.8 million in the nine months ended September 30, 2011. The increase was primarily due to higher professional fees of approximately $927,000, higher rent of approximately $736,000 resulting from the extension of the lease for our corporate headquarters in New York City and higher marketing and printing costs of approximately $369,000.
Non-operating Income
Non-operating income was $6.3 million in the nine months ended September 30, 2012, compared with non-operating loss of $2.6 million in the nine months ended September 30, 2011. The increase was primarily attributable to earnings in our seed investments, partially offset by foreign currency revaluations.
Income Taxes
We recorded an income tax expense of $24.2 million in the nine months ended September 30, 2012, compared with $23.5 million in the nine months ended September 30, 2011. The provision for income taxes in the nine months ended September 30, 2012 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35%, which included discrete items, the most significant of which was attributable to the offering costs for LDP. Excluding the discrete items, the effective tax rate for the nine months ended September 30, 2012 was approximately 36%. The effective tax rate for the nine months ended September 30, 2011 was approximately 38%. We expect our tax rate for the full year 2012 to approximate 35.5%, excluding discrete items.

Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 58% and 69% of total assets as of September 30, 2012 and December 31, 2011, respectively, excluding investments classified as level 3 in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”).
Cash and cash equivalents decreased by $6.5 million, excluding the effect of foreign exchange rate changes, in the nine months ended September 30, 2012. Net cash used in operating activities was $21.7 million in the nine months ended September 30, 2012. Net cash of $3.6 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $23.7 million, partially offset by purchases of $18.5 million of investments, available-for-sale and purchases of $2.4 million of property and equipment. Net cash of $11.6 million was provided by financing activities, primarily from contributions from redeemable noncontrolling interest of $44.1 million and excess tax benefits associated with the delivery of restricted stock units of $2.8 million, partially offset by dividends paid to stockholders of $23.6 million, repurchases of common stock of $8.5 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, and redemptions of redeemable noncontrolling interest of $3.6 million.
Cash and cash equivalents decreased by $41.7 million, excluding the effect of foreign exchange rate changes, in the nine months ended September 30, 2011. Net cash provided by operating activities was $43.8 million in the nine months ended September 30, 2011. Net cash of $14.3 million was used in investing activities, primarily for purchases of $32.9 million of investments, available-for-sale and purchases of $2.2 million of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $20.8 million. Net cash of $71.1 million was used in financing activities, primarily for dividends paid to stockholders of $62.6 million, which included a special dividend of approximately $43.2 million paid on September 28, 2011, repurchases of common stock of $6.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, and redemptions of redeemable noncontrolling interest of $3.7 million, partially offset by excess tax benefits associated with the delivery of restricted stock units of $1.5 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2012, we exceeded our minimum regulatory capital requirements by approximately $669,000. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority. At September 30, 2012, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $64.8 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $76.6 million held by our foreign subsidiaries as of September 30, 2012, including amounts held by Cohen & Steers Europe S.A. We are currently considering a reorganization of Cohen & Steers Europe S.A., which may result in funds moving to the U.S. Based on our preliminary review, we believe the reorganization, if effected, should not result in any tax on repatriated funds. Otherwise, it is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), a global private equity multimanager fund that had an initial closing on October 4, 2011. Our investment with GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP-TE through March 2013, and the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of September 30, 2012.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of September 30, 2012. The following summarizes our contractual obligations as of September 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	2017 and after	Total
Operating leases	$2,021	$8,085	$7,875	$8,990	$8,745	$64,215	$99,931
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
From time to time, our consolidated funds enter into derivative contracts to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in our condensed consolidated statements of operations. The fair value of these instruments are recorded in other assets or other liabilities and accrued expenses in our condensed consolidated statements of financial condition.
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

Recently Issued Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance to make certain technical corrections to the FASB Accounting Standards Codification ("Codification"), which identifies when the use of fair value should be linked to the definition of fair value in Topic 820. The amendments affect various Codification topics and include source literature amendments, guidance clarification and reference corrections and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance will be effective for the first quarter of our 2013 fiscal year. The adoption of this new guidance did not have and is not expected to have a material impact on our condensed consolidated financial statements.
In July 2012, the FASB issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance will be effective for the first quarter of our 2013 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our condensed consolidated financial statements.
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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2012 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2012, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2012	145	(1)	$33.60	—	—
August 1 through August 31, 2012	1,790	(1)	$34.12	—	—
September 1 through September 30, 2012	672	(1)	$32.61	—	—
Total	2,607		$33.70	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the nine months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	November 9, 2012	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 9, 2012	Cohen & Steers, Inc.

/s/ Bernard M. Doucette
Name: Bernard M. Doucette
Title: Senior Vice President & Chief Accounting Officer