Form 10-K
period 2012-12-31
COHEN & STEERS INC
filed 2013-03-15
CIK 1284812

________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $638 million. There is no non-voting common stock of the Registrant outstanding.
As of March 12, 2013, there were 44,217,661 shares of the Registrant's common stock issued and outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2013 annual meeting of stockholders scheduled to be held on May 8, 2013 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries, is a leading global investment manager focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks and preferred securities. CNS and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.” We also manage alternative investment strategies for qualified investors such as hedged real estate securities portfolios and private real estate strategies. We serve institutional and individual investors around the world.
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
At December 31, 2012, we managed $45.8 billion in assets - $24.9 billion in 106 institutional account portfolios for institutional investors, $13.0 billion in 14 open-end mutual funds, and $8.0 billion in nine closed-end mutual funds.
The assets we manage increased 11% to $45.8 billion at December 31, 2012 from $41.3 billion at December 31, 2011. Changes in the assets we manage can come from two sources-inflows (or outflows) and market appreciation (or depreciation). The $4.5 billion increase in the assets we managed from 2011 to 2012 was the result of market appreciation of $7.1 billion, partially offset by net outflows of $2.6 billion.
Account Types
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
Institutional Accounts. The 106 institutional accounts for which we are the investment adviser represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in a manner tailored to the investment preferences of that individual client as defined within each client's individual investment advisory agreement. Our investment advisory agreements with the institutional account clients are generally terminable upon 60 days notice. In the years ended December 31, 2012, 2011 and 2010, investment advisory fees from our institutional accounts totaled approximately $88.6 million, $89.6 million and $62.6 million, respectively, and accounted for 36%, 40% and 37%, respectively, of investment advisory and administrative fee revenue.
Subadvisory assets, which may be sold to retail investors, are included in our institutional account assets. Subadvisory assets represent accounts for which we have been named as a subadviser by the investment adviser to that account. As subadviser, we have responsibility for managing the portfolio's investments, while the investment adviser oversees our performance as subadviser.
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
Investment advisory fees for the open-end mutual funds vary based on each fund's investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund's average assets under management. In the years ended December 31, 2012, 2011 and 2010, investment advisory and administrative fees from our open-end mutual funds totaled approximately

$96.3 million, $78.6 million and $61.1 million, respectively, and accounted for 39%, 35% and 36%, respectively, of investment advisory and administrative fee revenue.
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
Closed-End Mutual Funds. The nine closed-end mutual funds for which we are the investment adviser are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by their shareholders. The trading price of the shares of a closed-end mutual fund is determined by supply and demand in the marketplace, which means the shares may trade at a premium or discount to the net asset value of the funds.
Investment advisory fees for the closed-end mutual funds vary based on each fund's investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to seven of the nine closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund's average assets under management. In the years ended December 31, 2012, 2011 and 2010, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $59.7 million, $53.8 million and $46.1 million, respectively, and accounted for 24%, 24% and 27%, respectively, of investment advisory and administrative fee revenue.
Each of our investment advisory agreements with a closed-end mutual fund is subject, following the initial two year term, to annual approval by the mutual fund's board of directors, including at least a majority of the independent directors. Our investment advisory and administration agreements with the closed-end mutual funds are generally terminable upon 60 or fewer days' notice.
Portfolio Consulting and Other Services. We provide services in connection with model-based strategies (“MBS”) accounts. As portfolio consultant for a number of MBS accounts, we construct portfolios of securities that fulfill the investment objective of the mandate and supply models on a regular basis. As of December 31, 2012, we provided such advisory consulting services to MBS accounts with aggregate assets of $4.5 billion. These assets are not included in the assets we manage.
We maintain two proprietary indices, Cohen & Steers Realty Majors Index (“RMP”) and Cohen & Steers Global Realty Majors Index (“GRM”). RMP is the basis for the iShares Cohen & Steers Realty Majors Index Fund ("ICF") sponsored by BlackRock Institutional Trust Company, N.A. GRM is the basis for Cohen & Steers Global Realty Majors Fund ("GRI") sponsored by ALPS Fund Services, Inc. and Claymore Global Real Estate ETF ("CGR") sponsored by Claymore Investments, Inc. We earn a licensing fee based on the funds' assets for the use of our indices, which assets, as of December 31, 2012, were approximately $2.8 billion. These assets are not included in the assets we manage.
As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfy the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2012, we provided such advisory consulting services to UITs with aggregate assets of $1.3 billion. These assets are not included in the assets we manage.
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
Each of the portfolios that we currently manage adheres to one of the following investment strategies, which may employ leverage:
U.S. Realty Total Return seeks total return by investing in a diversified portfolio of U.S. real estate investment trusts (“REITs”) and other real estate securities.
U.S. Realty Focus seeks maximum total return by investing in a concentrated portfolio of U.S. REITs and other real estate securities.
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
REIT Preferred Securities seeks current income by investing in preferred securities issued by REITs and other publicly traded real estate companies.
Preferred Securities seeks current income by investing in corporate preferred and other income securities.
Limited Duration Preferred Securities seeks high current income and capital appreciation by investing largely in investment-grade securities with a weighted-average modified duration target of approximately six years or less.
REIT and Preferred seeks current income by investing in a combination of U.S. REITs, other real estate securities and corporate preferred securities.
Global Listed Infrastructure seeks total return by investing in global infrastructure securities.
Closed-end Opportunity seeks total return by investing in the common stock of other closed-end funds.
Global Income Builder seeks total return by investing in the five proprietary strategies used in managing other established Cohen & Steers' portfolios and employs an options overwriting strategy to enhance current income.
Emerging Market Real Estate Securities seeks total return by investing in real estate securities of companies based in developing countries.
Real Assets seeks total return by investing in global real estate securities, natural resource equities, commodities, and portfolio diversifiers.

Global Real Estate Long-Short makes long and short investments in global real estate securities to maximize absolute and risk-adjusted returns with modest volatility.
Global Private Real Estate Opportunity invests in private real estate funds and direct investments, globally, that provide the potential for attractive risk-adjusted returns.
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
Our institutional account relationships extend to institutions such as corporate and public pensions, endowments and foundations and insurance funds. As of December 31, 2012, approximately $17.6 billion of our institutional account assets were subadvisory portfolios managed for several mutual funds and variable annuity funds. These funds are sponsored by other financial institutions and are distributed in the United States, Canada, Europe, Australia and Japan.
Geographic Information
The table below presents revenue by client domicile for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$216,985	$178,105	$146,854
Non - U.S.
Japan	41,243	41,632	22,219
Other	15,325	17,509	14,665
Total	$273,553	$237,246	$183,738
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
On an annual basis, investment advisory fees for the mutual funds we manage are subject to approval by the mutual fund board of directors, as well as by a majority of the directors who are not interested persons, as defined by the Investment Company Act. On this basis, we believe that fund fees and expenses, based on the level of services we provide, for the mutual funds for which we are the investment adviser, are consistent with competitor funds.
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
Our trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and SROs, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States and globally. In addition, we manage or subadvise a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to regulation by the SEC or other securities regulators depending on their country of domicile and the rules of such exchanges. Violation of these laws and regulations could result in restrictions on our activities and in damage to our reputation. We manage or subadvise a variety of private pools of capital, including hedge funds. Legislators, regulators, tax authorities and others worldwide continue to explore, on their own and in response to demands from the investment community, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, marketing activities, the scope of anti-fraud protections and a variety of other matters. We may be adversely affected by new legislation or rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.
The Company manages a variety of private pools of capital, including long-short funds and private equity fund of funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. The Company may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.
CSCM is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission ("CFTC") and is a member of the National Futures Association ("NFA"). The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”), in which certain of the Company's clients may invest.
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
The Company's European subsidiaries must comply with the pan-European regulatory regime established by the Markets in Financial Instruments Directive (“MiFID”), which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.
The United Kingdom and Belgium have adopted the MiFID rules into national legislation and regulations. A recent review of MiFID by the European Commission has led to the publication of a draft amendment Directive and a draft new Markets in Financial Instruments Regulation. The proposals, if implemented, are likely to result in changes to pre- and post-trade reporting obligations and an expansion of the types of instruments subject to these requirements. They may affect the buying and selling of derivatives by moving most derivative trading onto regulated trading venues and may control the activities of algorithmic trading. The proposals may also result in changes to conduct of business requirements including selling practices, intermediary inducements and client categorization. The proposals also envisage giving the European Commission power to ban certain products and services.
The failure of our internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on us.
Regulatory Reform
In July 2010, the DFA was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be fully implemented. The continued adoption of these regulations and decisions will in large measure determine the impact of the DFA on the Company and other financial services firms. The DFA may significantly change the Company's operating environment and the financial markets in general in unpredictable ways. It is not possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon the Company's business, financial condition, and results of operations. Among the potential impacts, new regulations under the DFA, relating to regulation of swaps and derivatives, may impact the manner by which the Company and its advised funds and accounts use and trade swaps and other derivatives, and may significantly increase the costs of derivatives trading. Similarly, the Company's management of funds and accounts that use and trade swaps and derivatives could be adversely impacted by recently adopted changes to the CFTC regulations. These rule changes include those concerning, among other things, the registration and regulation of commodity pool operators and commodity trading advisors (and the accompanying registration and regulation of such entities by the NFA), the registration status of dealer counterparties and other counterparties who are major participants in the swap markets, and requirements concerning mandatory clearing of certain swap transactions. Jurisdictions outside the United States in which the Company operates are also in the process of devising or considering more pervasive regulation of many elements of the financial services industry, which could have a similar impact on the Company and the broader markets.
The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of the Company's business activities; require the Company to change certain business practices; divert management's time and attention from the Company's business activities to compliance activities; and expose the Company to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. For example, the SEC continues to review the distribution fees paid to mutual fund distributors under Rule 12b-1 under the Investment Company Act, which are important to a number of the mutual funds the Company manages. Any changes to 12b-1 fees would alter the way the Company's distribution partners distribute our products. Additionally, the SEC, the Internal Revenue Service (“IRS”) and the CFTC each continue to review the use of futures and derivatives by mutual funds, and such reviews could result in regulations that further limit the use of futures and derivatives by mutual funds. If adopted, these limitations could require the Company to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions. In addition, the Company will begin reporting certain information about its private funds to the SEC and certain information about a number of its commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting. Still another example of changes in the regulatory landscape was the IRS' implementation of Foreign Account Tax Compliance Act (“FATCA”). FATCA was enacted in 2010 and is intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires foreign financial institutions to report to the IRS information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on foreign financial institutions. Final regulations were issued by the IRS on January 17, 2013, with the earliest effective dates beginning in January 1, 2014. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which the Company does business. Many of these IGAs have yet to be concluded. FATCA could cause the Company to incur significant administrative and compliance costs and subject clients to U.S. tax withholding.
Additional legislation, changes in rules promulgated by regulators and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and regulations may directly affect the method of operation and profitability of the Company. The Company's profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Employees
As of December 31, 2012, we had 240 full-time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.
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
Item 1A. Risk Factors
Risks Related to Our Business
We depend on Martin Cohen and Robert Steers, our Co-Chairmen and Co-Chief Executive Officers, and the loss of their services could have a material adverse effect on us.
We depend on the efforts of Mr. Cohen and Mr. Steers. Mr. Cohen and Mr. Steers head each of our investment committees with our president, Joseph Harvey, and they oversee the portfolio manager and research teams responsible for each of our portfolio strategies. Although we expect Mr. Cohen and Mr. Steers to continue to act in their current positions, the loss of their services could have a material adverse effect on us.
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
As of December 31, 2012, 54% of the assets we managed were concentrated in U.S. real estate common stocks and 15% were concentrated in non-U.S. real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and ability of a real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities (such as the decline which occurred in the fourth quarter of 2008 and that extended into the first quarter of 2009) could reduce the assets we manage and our revenue.
Our growth may be constrained by the limited size and number of issuers in the real estate securities market, as well as real estate investment trust ownership restrictions.
Real estate securities investment continues to play an important role in the overall prospects of our business. Our ability to continue our growth in real estate securities depends in part on growth in the size and number of issuers in the real estate securities market, particularly in the United States. Further, in order for the REITs in which our advisory portfolios invest to continue to qualify as a REIT, not more than 50% in value of the REIT's outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. To assure that five or fewer individuals do not beneficially own more than 50% in value of the REIT's outstanding capital stock, the REIT's formation documents generally contain restrictions on ownership of the company's outstanding capital stock, common stock, and/or preferred stock which vary from company to company. These ownership limitations may limit the investment size of our advisory portfolios in particular REITs. Due to these constraints, we have in the past and may in the future stop accepting new assets in real estate securities institutional account portfolios in certain strategies and in certain open-end mutual funds. We also may be constrained in our ability to sponsor new closed-end mutual funds that invest primarily or significantly in U.S. real estate securities. Such constraints may impair our ability to increase the assets we manage and our revenue.
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
Certain of the closed-end funds managed by the Company utilize leverage in the form of bank financing, which in the aggregate amount to $2.1 billion as of December 31, 2012.
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
At December 31, 2012, our largest institutional account relationship covering numerous strategies and accounts in subadvisory and model-based assignments or products, represented approximately 19% of our total revenue in 2012. Approximately 48% of the institutional account assets we managed and approximately 26% of the total assets we managed was derived from this relationship. Further, approximately 41% of our assets under advisement through a model-based strategy was derived from this relationship. Loss of, or significant withdrawal from, any of these accounts would reduce our revenue. We have, from time to time, lost accounts or had reduction in assets because of decisions by our clients to reallocate their assets to different asset classes, modify their investment strategies or distribution rate for portfolios we subadvise, or move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance.
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
Failure to comply with client contractual requirements and/or guidelines could result in damage awards against the Company and loss of revenue due to client terminations.
When clients retain the Company to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to the Company's reputation or in its clients seeking to recover losses, withdrawing their funds or terminating their contracts, any of which could cause the Company's revenue and earnings to decline.
The soundness of other financial institutions could adversely affect our business.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Cohen & Steers, and the funds and accounts that it manages, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose Cohen & Steers or the funds and accounts that it manages to credit risk in the event of default of its counterparty or client. There is no assurance that any such losses would not materially and adversely impact our revenue and earnings.
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
On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that have the effect of defraying certain of our expenses. If the ability of asset managers to use “soft dollars” were reduced or eliminated our operating expenses would potentially have increased by approximately $6.3 million in 2012. We would expect a similar increase in operating expenses for future periods if the use of “soft dollars” was eliminated or significantly reduced.
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
We are dependent on the effectiveness of its information and cyber security policies, procedures and capabilities to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.
The failure of a key vendor to the Company to fulfill its obligations could have a material adverse effect on the Company and its products.
We depend on a number of key vendors for various fund administration, accounting, custody and transfer agent roles and other operational needs. The failure or inability of the Company to diversify its sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational issues for the Company and in certain products, which could result in financial losses for the Company and its clients.
Risks Related to Our Common Stock
We are controlled by Mr. Cohen and Mr. Steers, whose interests may differ from those of other stockholders.
Our principals, Mr. Cohen and Mr. Steers, beneficially own, in the aggregate, approximately 54% of our common stock as of March 8, 2013. As long as Mr. Cohen and Mr. Steers control a majority of the common stock, they will have the ability to, among other things:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our principals, who directly or indirectly own, in the aggregate, 23,743,081 shares of our common stock as of March 8, 2013, may sell shares of our common stock, subject to the securities laws restrictions on sales by affiliates. We granted our principals and two trusts benefiting their families, their affiliates and certain of their transferees the right to require us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances.
In September 2012, a registration statement that covered resales of an aggregate of 12,000,000 shares owned by Messrs. Cohen and Steers and 10,000,000 primary shares which may be offered and sold by us, was declared effective by the SEC. Although there are no current plans to issue new shares, upon expiration of this registration statement in September 2015, we currently plan to file another registration statement covering the sale or re-sale of shares of our common stock.
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
Legal and Regulatory Risks
We are subject to extensive regulation in the United States and internationally.
Our business is subject to extensive regulation in the United States and around the world. See the discussion under “Item 1 - Business - Regulation.” Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm and related client terminations, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or financial condition and cause our earnings or stock price to decline.
We may be adversely impacted by legal and regulatory changes in the United States and internationally.
As previously mentioned, in July 2010, the DFA was signed into law. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on the Company. We are continuing to review the impact of the legislation and related rule-making will have on our business, financial condition and results of operations.
The business impact of the DFA and its regulations, and other new laws or regulations, including those affecting money market funds, or changes in enforcement of existing laws or regulations in the United States or internationally, could adversely impact the scope or profitability of our business activities, could require us to change certain business practices and could expose us to additional costs (including compliance and tax costs).
Further, regulations under the DFA relating to regulation of swaps and derivatives could impact the manner by which Company-advised funds and accounts use and trade swaps and other derivatives, and could significantly increase the costs of derivatives trading conducted by the Company on behalf of its clients. We will also need to build new compliance mechanisms to monitor compliance with SEC and CFTC rules concerning, among other things, the registration and regulation of commodity pool operators (and the accompanying registration and regulation of such entities by the NFA), the registration status of dealer counterparties and other counterparties who are major swap participants in the swap markets, and requirements concerning mandatory clearing of certain swap transactions. The Company, on behalf of its clients, is also preparing for mandated central clearing of swaps and mandated trading venue requirements.
In addition, the Company will begin reporting certain information about its private funds to the SEC and certain information about a number of its commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting.

The SEC, the Internal Revenue Service and the CFTC each continue to review the use of futures and derivatives by mutual funds, which could result in regulations that further limit the use of futures and derivatives by mutual funds. If adopted, these limitations could require the Company to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions.
In addition, in the aftermath of the financial crisis, the European Commission set out a detailed plan for European Union financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations of which the review of MiFID was a part. These, together with the changes contemplated by the Alternative Investment Fund Managers Directive, will have direct and indirect effects on our operations in the European Economic Area, including increased compliance, disclosure and other obligations, which could impact our ability to expand in these markets.
The foregoing regulatory changes, and other reforms globally, could also lead to business disruptions, could adversely impact the value of assets in which the Company has invested on behalf of clients and/or via seed or co-investments, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for the Company to conduct certain business activities or distinguish itself from competitors. See “Item 1 - Business - Regulation” above for additional information regarding certain laws and regulations that affect the Company's business.
Failure to comply with the Advisers Act and the Investment Company Act and related regulations could result in substantial harm to our reputation and results of operations.
Certain of our subsidiaries are registered with the SEC under the Advisers Act and the Company's U.S. mutual funds are registered with the SEC under the Investment Company Act. The Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational and compliance requirements, on investment advisers to registered investment companies. The failure of any of the relevant subsidiaries to comply with the Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser's registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds or harm to the Company's reputation, any of which could cause its earnings or stock price to decline.
Failure to comply with ERISA regulations could result in penalties and cause the Company's earnings or stock price to decline.
The Company is subject to ERISA and to regulations promulgated thereunder, insofar as we act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of the relevant subsidiaries to comply with these requirements could result in significant penalties that could reduce the Company's earnings or cause its stock price to decline.
Legal proceedings could adversely affect operating results, financial condition and cash flows for a particular period.
Many aspects of our business involve substantial risks of legal liability. The Company has in the past been named as a defendant in litigation arising in connection with our business activities. From time to time, we receive subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.
Item 1B. Unresolved Staff Comments
The Company has no unresolved SEC comments.
Item 2. Properties
Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in London, Brussels, Hong Kong, Tokyo and Seattle.

Item 3. Legal Proceedings
From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that we believe could have a material effect on our business or financial condition. From time to time, the Company receives subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is the Company's policy to cooperate fully with such inquiries.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS.” As of March 6, 2013, there were 29 holders of record of our common stock. Common stockholders include institutional and omnibus accounts that hold common stock for numerous underlying investors. The closing sale price of our common stock on March 6, 2013 was $34.66 per share.
The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. On March 13, 2013, we declared a quarterly cash dividend on our common stock in the amount of $0.20 per share.
The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for our common stock as reported on the NYSE:

Three Months Ended 2012	March 31	June 30	September 30		December 31
High price	$35.00	$35.83	$38.00		$31.72
Low price	$29.28	$29.90	$29.56		$26.84
Closing price	$31.90	$34.51	$29.62		$30.47
Cash dividend declared per share	$0.18	$0.18	$0.18		$1.68	*

Three Months Ended 2011	March 31	June 30	September 30		December 31
High price	$30.15	$33.82	$40.93		$29.90
Low price	$24.63	$27.56	$28.45		$23.79
Closing price	$29.68	$33.15	$28.75		$28.90
Cash dividend declared per share	$0.15	$0.15	$1.15	*	$0.15

* The Company declared special extraordinary dividends in the amount of $1.50 and $1.00 per share, respectively, on November 7, 2012 and August 4, 2011.

During the three months ended December 31, 2012, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act:

Period	Total Number of Shares Purchased	(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2012	234		$29.38	—	—
November 1 through November 30, 2012	—		$—	—	—
December 1 through December 31, 2012	—		$—	—	—
Total	234		$29.38	—	—

___________________________
(1) Purchases made by us to satisfy income tax withholding obligations of certain employees.
During the fiscal year ended December 31, 2012, we did not sell any equity securities that were not registered under the Securities Act.
Item 6. Selected Financial Data
The selected consolidated financial data, together with other information presented below, should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Selected Consolidated Financial and Other Data

($ in thousands, except per share data)	Years Ended December 31,
	2012		2011	2010		2009		2008
Consolidated Statements of Operations
Total revenue	$273,553		$237,246	$183,738		$123,553		$185,830
Total expenses	177,121	(6)	150,242	130,952	(5)	105,990		132,537	(2)
Operating income	96,432		87,004	52,786		17,563		53,293
Total non-operating income (loss)	7,871		(143)	12,708	(4)	(13,409)	(3)	(7,413)	(1)
Income from continuing operations before provision for income taxes	104,303		86,861	65,494		4,154		45,880
Provision for income taxes	36,407		32,584	19,089		4,490		20,822
Income (loss) from continuing operations	$67,896		$54,277	$46,405		$(336)		$25,058
Loss from discontinued operations, net of tax	—		—	—		—		(6,997)
Net income (loss)	$67,896		$54,277	$46,405		$(336)		$18,061
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,779)		30	(8)		(1,374)		—
Net income (loss) attributable to common shareholders	$66,117		$54,307	$46,397		$(1,710)		$18,061

Earnings per share data-Basic
Income (loss) from continuing operations attributable to common shareholders	$1.51		$1.26	$1.09		$(0.04)		$0.60
Loss from discontinued operations, net of tax, attributable to common shareholders	$—		$—	$—		$—		$(0.17)
Net income (loss) attributable to common shareholders	$1.51		$1.26	$1.09		$(0.04)		$0.43

Earnings per share data-Diluted
Income (loss) from continuing operations attributable to common shareholders	$1.49		$1.23	$1.07		$(0.04)		$0.60
Loss from discontinued operations, net of tax, attributable to common shareholders	$—		$—	$—		$—		$(0.17)
Net income (loss) attributable to common shareholders	$1.49		$1.23	$1.07		$(0.04)		$0.43

Cash dividends declared per share	$2.22		$1.60	$2.40		$0.20		$0.76
Consolidated Statements of Financial Condition
Cash and cash equivalents	$95,412		$127,824	$136,191		$153,002		$121,857
Securities owned	97,155		25,304	—		17,621		19,070
Equity investments	8,106		7,868	43,979		10,842		—
Investments, available-for-sale	25,322		27,133	16,954		45,758		44,845
Total assets	337,315		286,233	277,586		328,711		286,122
Total liabilities	67,547		50,925	44,221		40,376		41,180
Total stockholders' equity	216,580		230,512	233,365		284,869		244,942

Other Financial Data ($ in Millions)
Assets under management (AUM) by account type:
Institutional accounts	$24,850		$25,380	$19,625		$12,954		$6,544
Open-end mutual funds	12,962		9,619	8,484		6,285		4,280
Closed-end mutual funds	7,985		6,285	6,353		5,546		4,278
Total AUM	$45,797		$41,284	$34,462		$24,785		$15,102

_________________________
(1) Includes $10.8 million expense associated with losses recorded on investments, available-for-sale.
(2) Includes $3.7 million of impairment charges associated primarily with previously acquired intangible assets and $1.9 million severance expense and other employee related costs.
(3) Includes $32.3 million expense resulting from the impairment of available-for-sale securities.

(4) Includes $6.8 million gain due to recoveries on the sale of previously impaired securities.
(5) Includes $4.1 million expense associated with the offering of a closed-end mutual fund.
(6) Includes $15.7 million expense associated primarily with the offering of a closed-end mutual fund.

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
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2012	2011	2010
Institutional Accounts
Assets under management, beginning of period	$25,380	$19,625	$12,954
Inflows	2,113	9,841	6,116
Outflows	(7,186)	(3,802)	(2,327)
Net (outflows) inflows	(5,073)	6,039	3,789
Market appreciation (depreciation)	4,543	(284)	2,882
Total (decrease) increase	(530)	5,755	6,671
Assets under management, end of period	$24,850	$25,380	$19,625
Average assets under management for period	$25,284	$24,175	$15,690

Open-End Mutual Funds
Assets under management, beginning of period	$9,619	$8,484	$6,285
Inflows	5,149	4,278	2,915
Outflows	(3,669)	(2,991)	(2,117)
Net inflows	1,480	1,287	798
Market appreciation (depreciation)	1,863	(152)	1,401
Total increase	3,343	1,135	2,199
Assets under management, end of period	$12,962	$9,619	$8,484
Average assets under management for period	$11,798	$9,342	$6,984

Closed-End Mutual Funds
Assets under management, beginning of period	$6,285	$6,353	$5,546
Inflows	1,004	153	340
Outflows	—	(59)	(79)
Net inflows	1,004	94	261
Market appreciation (depreciation)	696	(162)	546
Total increase (decrease)	1,700	(68)	807
Assets under management, end of period	$7,985	$6,285	$6,353
Average assets under management for period	$7,096	$6,522	$5,754

Total
Assets under management, beginning of period	$41,284	$34,462	$24,785
Inflows	8,266	14,272	9,371
Outflows	(10,855)	(6,852)	(4,523)
Net (outflows) inflows	(2,589)	7,420	4,848
Market appreciation (depreciation)	7,102	(598)	4,829
Total increase	4,513	6,822	9,677
Assets under management, end of period	$45,797	$41,284	$34,462
Average assets under management for period	$44,178	$40,039	$28,428
Assets under management were $45.8 billion at December 31, 2012, a 11% increase from $41.3 billion at December 31, 2011 and an increase of 33% from $34.5 billion at December 31, 2010. The increase in assets under management from December 31, 2011 was due to market appreciation of $7.1 billion, partially offset by net outflows of $2.6 billion, primarily from global/international real estate strategies associated with subadvisory relationships.
A significant majority of our revenue, approximately 89%, 94% and 92% in the years ended December 31, 2012, 2011 and 2010, respectively, was derived by providing asset management services to institutional accounts and our sponsored open-end and closed-end mutual funds. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee generally applied to the average assets under management in the client's portfolio.
Average assets under management were $44.2 billion in the year ended December 31, 2012, a 10% increase from $40.0 billion in the year ended December 31, 2011 and a 55% increase from $28.4 billion in the year ended December 31, 2010.
Institutional accounts
Institutional account assets under management were $24.9 billion at December 31, 2012, compared with $25.4 billion at December 31, 2011 and $19.6 billion at December 31, 2010. The decrease in assets under management from December 31, 2011 was attributable net outflows $5.1 billion, primarily from global/international real estate strategies associated with subadvisory relationships, largely offset by market appreciation of $4.5 billion. The increase in assets under management during 2011 was attributable to net inflows of $6.0 billion, primarily from subadvisory relationships into U.S. real estate strategies, partially offset by market depreciation of $284 million. The increase in assets under management during 2010 was attributable to net inflows of $3.8 billion and market appreciation of $2.9 billion.
Average assets under management for institutional accounts were $25.3 billion in the year ended December 31, 2012, an increase of 5% from $24.2 billion in the year ended December 31, 2011 and an increase of 61% from $15.7 billion in the year ended December 31, 2010.
Institutional accounts had net outflows of $5.1 billion in the year ended December 31, 2012, compared with net inflows of $6.0 billion in the year ended December 31, 2011 and $3.8 billion in the year ended December 31, 2010. Gross inflows were $2.1 billion in the year ended December 31, 2012, compared with $9.8 billion in the year ended December 31, 2011 and $6.1 billion in the year ended December 31, 2010. Gross outflows totaled $7.2 billion in the year ended December 31, 2012, compared with $3.8 billion in the year ended December 31, 2011 and $2.3 billion in the year ended December 31, 2010.
Market appreciation was $4.5 billion in the year ended December 31, 2012, compared with market depreciation of $284 million in the year ended December 31, 2011 and market appreciation of $2.9 billion in the year ended December 31, 2010.
Open-end mutual funds
Open-end mutual fund assets under management were $13.0 billion at December 31, 2012, compared with $9.6 billion at December 31, 2011 and $8.5 billion at December 31, 2010. The increase in assets under management from December 31, 2011 was attributable to market appreciation of $1.9 billion and net inflows of $1.5 billion, primarily from U.S. real estate and preferred securities strategies. The increase in assets under management during 2011 was attributable to net inflows of $1.3 billion, partially offset by market depreciation of $152 million. The increase in assets under management during 2010 was attributable to market appreciation of $1.4 billion and net inflows of $798 million.
Average assets under management for open-end mutual funds were $11.8 billion in the year ended December 31, 2012, an increase of 26% from $9.3 billion in the year ended December 31, 2011 and an increase of 69% from $7.0 billion in the year ended December 31, 2010.
Net inflows for open-end mutual funds were $1.5 billion in the year ended December 31, 2012, compared with $1.3 billion in the year ended December 31, 2011 and $798 million in the year ended December 31, 2010. Gross inflows were $5.1 billion in the year ended December 31, 2012, compared with $4.3 billion in the year ended December 31, 2011 and $2.9 billion in the year ended December 31, 2010. Gross outflows totaled $3.7 billion in the year ended December 31, 2012, compared with $3.0 billion in the year ended December 31, 2011 and $2.1 billion in the year ended December 31, 2010.
Market appreciation was $1.9 billion in the year ended December 31, 2012, compared with market depreciation of $152 million in the year ended December 31, 2011 and market appreciation of $1.4 billion in the year ended December 31, 2010.

Closed-end mutual funds
Closed-end mutual fund assets under management were $8.0 billion at December 31, 2012, compared with $6.3 billion at December 31, 2011 and $6.4 billion at December 31, 2010. The increase in assets under management from December 31, 2011 was attributable to inflows of $1.0 billion from the launch of Cohen & Steers Limited Duration Preferred and Income Fund, Inc. ("LDP") and market appreciation of $696 million. The decrease in assets under management during 2011 was attributable to market depreciation of $162 million, partially offset by net inflows of $94 million, through an increase in the use of the funds' credit facilities. The increase in assets under management during 2010 was primarily attributable to market appreciation of $546 million and net inflows of $261 million, primarily due to the launch of Cohen & Steers Select Preferred and Income Fund, Inc. ("PSF") during the fourth quarter of 2010.
Average assets under management for closed-end mutual funds were $7.1 billion in the year ended December 31, 2012, an increase of 9% from $6.5 billion in the year ended December 31, 2011 and an increase of 23% from $5.8 billion in the year ended December 31, 2010.
Closed-end mutual funds had inflows of $1.0 billion, from the launch of LDP, in the year ended December 31, 2012, compared with net inflows of $94 million, through an increase in the use of the funds' credit facilities, in the year ended December 31, 2011 and net inflows of $261 million, from the launch of PSF, in the year ended December 31, 2010.
Market appreciation was $696 million in the year ended December 31, 2012, compared with market depreciation of $162 million in the year ended December 31, 2011 and market appreciation of $546 million in the year ended December 31, 2010.
Results of Operations

(in thousands)	Years Ended December 31,
	2012	2011	2010
Results of operations
Total revenue	$273,553	$237,246	$183,738
Total expenses	177,121	150,242	130,952
Total non-operating income (loss)	7,871	(143)	12,708
Income before provision for income taxes	$104,303	$86,861	$65,494
2012 Compared With 2011
Revenue
Revenue increased 15% to $273.6 million in the year ended December 31, 2012 from $237.2 million in the year ended December 31, 2011. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, which were due to market appreciation of $7.1 billion, partially offset by net outflows of $2.6 billion, primarily from global/international real estate strategies associated with subadvisory relationships, and higher portfolio consulting and other revenue attributable to higher average assets under advisement from model-based strategies. Average assets under management in the year ended December 31, 2012 were $44.2 billion compared with $40.0 billion in the year ended December 31, 2011. Investment advisory and administration fees increased 10% to $244.5 million in the year ended December 31, 2012, compared with $221.9 million in the year ended December 31, 2011.
In the year ended December 31, 2012, total investment advisory and administration revenue from institutional accounts decreased 1% to $88.6 million from $89.6 million in the year ended December 31, 2011. The decrease in institutional account revenue was attributable to a lower effective fee rate, partially offset by higher average assets under management. Average assets under management for institutional accounts in the year ended December 31, 2012 were $25.3 billion compared with $24.2 billion in the year ended December 31, 2011.
In the year ended December 31, 2012, total investment advisory and administration revenue from open-end mutual funds increased 23% to $96.3 million from $78.6 million in the year ended December 31, 2011. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from market appreciation of $1.9 billion and net inflows of $1.5 billion in 2012. Average assets under management for open-end mutual funds in the year ended December 31, 2012 were $11.8 billion compared with $9.3 billion in the year ended December 31, 2011.

In the year ended December 31, 2012, total investment advisory and administration revenue from closed-end mutual funds increased 11% to $59.7 million from $53.8 million in the year ended December 31, 2011. The increase in closed-end mutual fund revenue was attributable to higher average assets under management in 2012 resulting from the launch of LDP. Average assets under management for closed-end mutual funds in the year ended December 31, 2012 were $7.1 billion compared with $6.5 billion in the year ended December 31, 2011.
Distribution and service fee revenue increased 17% to $11.3 million in the year ended December 31, 2012 from $9.7 million in the year ended December 31, 2011. This increase in distribution and service fee revenue was primarily due to higher levels of average assets under management in 2012.
Portfolio consulting and other revenue increased 213% to $17.7 million in the year ended December 31, 2012 from $5.6 million in the year ended December 31, 2011.The increase was due to higher portfolio consulting fees resulting from higher assets under advisement, primarily attributable to model-based strategies in the year ended December 31, 2012.
Expenses
Total operating expenses increased 18% to $177.1 million in the year ended December 31, 2012 from $150.2 million in the year ended December 31, 2011, primarily due to increases in employee compensation and benefits of $4.1 million, distribution and service fees of $17.4 million and general and administrative expenses of $4.2 million.
Employee compensation and benefits increased 5% to $88.5 million in the year ended December 31, 2012 from $84.4 million in the year ended December 31, 2011. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $2.8 million and higher salary expenses of approximately $691,000.
Distribution and service fee expenses increased 73% to $41.3 million in the year ended December 31, 2012 from $23.9 million in the year ended December 31, 2011. The 2012 results included approximately $14.4 million of distribution costs associated with the launch of LDP. After adjusting for these costs, distribution and service fee expenses would have been $26.9 million in the year ended December 31, 2012. The increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 12% to $39.4 million in the year ended December 31, 2012 from $35.2 million in the year ended December 31, 2011. The increase was primarily due to higher professional fees of approximately $1.5 million, higher rent of approximately $1.4 million resulting from the extension of the lease for our corporate headquarters in New York City, higher marketing and printing costs of approximately $677,000 and higher information technology costs of approximately $536,000 resulting from upgrades made to our infrastructure, including application development.
Non-operating Income
Non-operating income was $7.9 million in the year ended December 31, 2012, compared with non-operating loss of $143,000 in the year ended December 31, 2011. The increase was primarily attributable to income from our seed investments.
Income Taxes
We recorded an income tax expense of $36.4 million in the year ended December 31, 2012, compared with $32.6 million in the year ended December 31, 2011. The provision for income taxes in the year ended December 31, 2012 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35.5%, which included discrete items, the most significant of which was attributable to the offering costs for LDP. Excluding the discrete items, the effective tax rate for the year ended December 31, 2012 was approximately 36%. The effective tax rate for the year ended December 31, 2011 was approximately 38%.
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
Expenses
Total operating expenses increased 15% to $150.2 million in the year ended December 31, 2011 from $131.0 million in the year ended December 31, 2010, primarily due to increases in employee compensation and benefits of $12.7 million, general and administrative expenses of $4.0 million and distribution and service fees of $1.2 million.
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

Income Taxes
We recorded an income tax expense of $32.6 million in the year ended December 31, 2011, compared with $19.1 million in the year ended December 31, 2010. The effective tax rate of 29% for the year ended December 31, 2010 included discrete items, which are items that are unusual or infrequently occurring in nature, the most significant of which was attributable to gains of approximately $6.8 million from the sale of previously impaired securities. The provision for income taxes in the years ended December 31, 2011 and December 31, 2010 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38% and 34%, respectively, excluding the discrete items mentioned above.
Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 50% and 69% of total assets as of December 31, 2012 and 2011, respectively, excluding investments classified as level 3 in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”).
Included in equity investments was approximately $8.0 million and $7.9 million invested in our offshore global real estate long-short fund which was classified as level 2 investments at December 31, 2012 and December 31, 2011, respectively. See Note 4 to the consolidated financial statements relating to investments.
Net cash provided by operating activities was $20.3 million in the year ended December 31, 2012, compared with $72.4 million and $54.0 million in the years ended December 31, 2011 and December 31, 2010, respectively. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.
Net cash provided by investing activities was $2.5 million in the year ended December 31, 2012, compared with net cash used in investing activities of $3.0 million in the year ended December 31, 2011 and net cash provided by investing activities of $32.3 million in the year ended December 31, 2010. In 2012, net cash provided by investing activities was primarily comprised of proceeds from sales of investments, available-for-sale in the amount of $25.7 million and proceeds from the redemption of equity investments of $811,000, partially offset by purchases of $20.7 million of investments, available-for-sale and purchases of $3.4 million of property and equipment. In 2011, net cash used in investing activities was primarily for purchases of $37.6 million of investments, available-for-sale and purchases of $2.9 million of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $28.7 million and proceeds from the redemption of equity investments of $8.8 million. In 2010, net cash provided by investing activities was primarily comprised of proceeds from sales of investments, available-for-sale in the amount of $54.9 million, partially offset by purchases of $19.7 million of investments, available-for-sale and purchases of $2.9 million of property and equipment.
Net cash used in financing activities was $55.7 million, $77.6 million and $103.0 million in the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, net cash used in financing activities was primarily for dividends paid to stockholders of $97.2 million, which included a special dividend of approximately $65.6 million paid on December 20, 2012, repurchases of common stock of $8.5 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and the redemption of redeemable noncontrolling interest of $8.4 million, partially offset by contributions from redeemable noncontrolling interest of $55.1 million and excess tax benefits associated with the delivery of restricted stock units of $2.9 million. In 2011, net cash used in financing activities was primarily for dividends paid to stockholders of $69.1 million, which included a special dividend of approximately $43.2 million paid on September 28, 2011, repurchases of common stock of $6.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, and the redemption of redeemable noncontrolling interest of $3.7 million, partially offset by excess tax benefits associated with delivery of restricted stock units of $1.5 million. In 2010, net cash used in financing activities was primarily for dividends paid to stockholders of $102.4 million, which included a special dividend of approximately $85.3 million paid on September 27, 2010, and repurchases of common stock of $3.4 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $2.0 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At December 31, 2012, we exceeded our minimum regulatory capital requirements by approximately $1.0 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority. At December 31, 2012, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $59.0 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $80.6 million held by our foreign subsidiaries as of December 31, 2012, including amounts held by Cohen & Steers Europe S.A. ("CSE"). In February 2013, we completed a reorganization of CSE, which resulted in funds moving to the U.S. This transaction did not impact the accounting for income taxes as of December 31, 2012. Other than as mentioned above, it is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), a global private equity multimanager fund that had an initial closing on October 4, 2011. As of December 31, 2012, we have funded approximately $2.2 million with respect to this commitment. Our investment with GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP-TE through June 2013, and the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our consolidated statements of financial condition as of December 31, 2012.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of December 31, 2012. The following summarizes our contractual obligations as of December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	2018 and after	Total
Operating leases	$8,088	$7,878	$8,993	$8,747	$8,447	$55,768	$97,921
On June 29, 2012, we extended the lease for our corporate headquarters in New York City to 2024. See Note 13 for further discussion about our commitments and contingencies.
We had $4.9 million, $4.7 million and $4.7 million of total gross unrecognized tax benefits as of December 31, 2012, 2011 and 2010, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.0 million, $2.8 million and $2.8 million (net of the federal benefit on state issues) as of December 31, 2012, 2011 and 2010, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012 and 2011, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.7 million and $0.6 million, respectively. See Note 14 to the consolidated financial statements for additional disclosures related to income taxes.
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
Consolidation
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
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our fair valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities reported in our consolidated statements of operations.
Investments classified as equity investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income or loss for the period. As of December 31, 2012, our equity investments consisted of interests in funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair values.
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
Additionally, from time to time, we enter into foreign currency forward contracts to hedge our currency exposure related to client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in our consolidated statements of operations. We record these contracts as either assets or liabilities in due from broker or other liabilities and accrued expenses, respectively, in our consolidated statements of financial condition.

Goodwill and Intangible Assets
Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite lived intangible assets are amortized over their useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determined that the fair values of our goodwill and indefinite lived intangible assets substantially exceeded their carrying values as a result of the most recent impairment test performed as of November 30, 2012.
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
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This new guidance will be effective for the first quarter of our 2013 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our consolidated financial statements.
In January 2013, the FASB issued new guidance to clarify the scope of the offsetting disclosures associated with derivative and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. This new guidance will be effective for the first quarter of our 2013 fiscal year. We do not anticipate the adoption of this new guidance to have a material impact on our consolidated financial statements.
In October 2012, the FASB issued new guidance to make certain technical corrections to the FASB Accounting Standards Codification ("Codification"), which identifies when the use of fair value should be linked to the definition of fair value in Topic 820. The amendments affect various Codification topics and include source literature amendments, guidance clarification and reference corrections and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance will be effective for the first quarter of our 2013 fiscal year. The adoption of this new guidance did not have and is not expected to have a material impact on our consolidated financial statements.
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
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. In December 2011, the FASB issued guidance to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This new guidance was effective for the first quarter of our 2012 fiscal year. We elected to utilize the two-statement approach.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to the risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments. At December 31, 2012, we had approximately $97.2 million of securities owned and approximately $14.7 million of securities sold but not yet purchased as a result of consolidating the Cohen & Steers Real Asset Fund and the Cohen & Steers Onshore Global Real Estate Long-Short Fund. At December 31, 2012, we had approximately $8.1 million of equity investments, which represented our equity interests in the offshore global real estate long-short fund and Cohen & Steers Global Realty Partners III-TE, L.P. As of December 31, 2012, we had approximately $25.3 million of investments, available-for-sale which were comprised of approximately $10.6 million invested in our sponsored mutual funds, $10.4 million invested in foreign and domestic common stocks and $4.3 million invested in perpetual preferred securities.
The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at December 31, 2012:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Securities owned	$97,155	$106,871	$87,440
Equity investments	8,106	8,917	7,295
Investments, available-for-sale	25,322	27,854	22,790

A significant majority of our revenue—approximately 89%, 94% and 92% in the years ended December 31, 2012, 2011 and 2010, respectively—was derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to such market factors as inflation, interest changes and economic downturn, may cause our revenue and income to decline by:
•causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or
•causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.
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
As of December 31, 2012, 54% and 15% of the assets we managed were concentrated in U.S. real estate common stocks and international real estate common stocks, respectively. An increase in interest rates or prolonged economic downturn could have a negative impact on the valuation of REITs and other securities in our clients' portfolios, which could reduce our revenue. In addition, an increase in interest rates or prolonged economic downturn could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.
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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2012 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accountant Fees and Services
The information regarding our independent registered public accounting firm fees and services in the section captioned “Item 5: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1	Financial Statements Included herein at pages F-1 through F-34.
	2	Financial Data Schedules All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3	Exhibits
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—	Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—	Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—	Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(filed herewith)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(filed herewith)
10.11	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(5)
10.12	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(5)
21.1	—	Subsidiaries of the Registrant (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to the Consolidated Financial Statements.

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
(5) Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.
* Denotes compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN & STEERS, INC.

By:	/S/ MARTIN COHEN
Martin Cohen Co-Chairman, Co-Chief Executive Officer and Director
March 15, 2013
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

Signature	Title	Date

/S/ MARTIN COHEN	Co-Chairman, Co-Chief Executive Officer and Director
Martin Cohen	(Co-Principal Executive Officer)	March 15, 2013

/S/ ROBERT H. STEERS	Co-Chairman, Co-Chief Executive Officer and Director
Robert H. Steers	(Co-Principal Executive Officer)	March 15, 2013

/S/ PETER L. RHEIN
Peter L. Rhein	Director	March 15, 2013

/S/ RICHARD P. SIMON
Richard P. Simon	Director	March 15, 2013

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	March 15, 2013

/S/ BERNARD B. WINOGRAD
Bernard B. Winograd	Director	March 15, 2013

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 15, 2013

/S/ BERNARD M. DOUCETTE
Bernard M. Doucette	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2013

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.
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
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY
We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
March 15, 2013

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$95,412	$127,824
Securities owned ($26,002 and $21,952)* ($849)**	97,155	25,304
Equity investments	8,106	7,868
Investments, available-for-sale	25,322	27,133
Accounts receivable	44,397	39,590
Due from broker ($12,358 and $10,321)*	18,233	10,443
Property and equipment—net	9,103	11,200
Goodwill	20,122	19,934
Intangible assets—net	1,790	1,879
Deferred income tax asset—net	10,171	9,233
Other assets ($103 and $209)*	7,504	5,825
Total assets	$337,315	$286,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$25,845	$23,337
Securities sold but not yet purchased ($14,685 and $9,277)*	14,685	9,277
Income tax payable	8,836	4,948
Other liabilities and accrued expenses ($335 and $493)*	18,181	13,363
Total liabilities	67,547	50,925
Commitments and contingencies (see Note 13)
Redeemable noncontrolling interest	53,188	4,796
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 47,002,117 and 46,155,192 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	470	462
Additional paid-in capital	429,377	402,573
Accumulated deficit	(117,889)	(83,063)
Accumulated other comprehensive income (loss), net of tax	2,341	(225)
Less: Treasury stock, at cost, 3,239,093 and 2,986,913 shares at December 31, 2012 and December 31, 2011 respectively	(97,719)	(89,235)
Total stockholders’ equity	216,580	230,512
Total liabilities and stockholders’ equity	$337,315	$286,233
_________________________
* Asset and liability amounts in parentheses represent the consolidated balances attributable to the Cohen & Steers Onshore Global Real Estate Long-Short Fund, which is a variable interest entity, as of December 31, 2012 and December 31, 2011, respectively,.
** Pledged as collateral as of December 31, 2012 attributable to the consolidated balances of Cohen & Steers Real Asset Fund.
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Investment advisory and administration fees	$244,529	$221,879	$169,844
Distribution and service fees	11,334	9,718	9,078
Portfolio consulting and other	17,690	5,649	4,816
Total revenue	273,553	237,246	183,738
Expenses:
Employee compensation and benefits	88,517	84,371	71,658
Distribution and service fees	41,270	23,867	22,631
General and administrative	39,431	35,204	31,173
Depreciation and amortization	5,562	5,056	4,531
Amortization, deferred commissions	2,341	1,744	959
Total expenses	177,121	150,242	130,952
Operating income	96,432	87,004	52,786
Non-operating income:
Interest and dividend income—net	2,530	1,068	1,453
Gain (loss) from trading securities—net	4,082	39	(182)
Gain from available-for-sale securities—net	1,237	376	7,564
Equity in earnings (losses) of affiliates	1,050	(3,021)	3,010
Other	(1,028)	1,395	863
Total non-operating income (loss)	7,871	(143)	12,708
Income before provision for income taxes	104,303	86,861	65,494
Provision for income taxes	36,407	32,584	19,089
Net income	67,896	54,277	46,405
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,779)	30	(8)
Net income attributable to common shareholders	$66,117	$54,307	$46,397

Earnings per share attributable to common shareholders:
Basic	$1.51	$1.26	$1.09
Diluted	$1.49	$1.23	$1.07
Weighted average shares outstanding:
Basic	43,766	43,190	42,715
Diluted	44,482	43,975	43,227

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income attributable to common shareholders	$66,117	$54,307	$46,397
Foreign currency translation gain (loss), net of tax of zero	751	(1,037)	(1,000)
Net unrealized gain (loss) from available-for-sale securities, net of tax of zero	3,052	(1,783)	416
Reclassification to statements of operations of gain from available-for-sale securities, net of tax of zero	(1,237)	(376)	(7,564)
Total comprehensive income attributable to common shareholders	$68,683	$51,111	$38,249

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2010	$448	$357,886	$(5,382)	$11,119	$(79,202)	$284,869	$3,466	42,239
Dividends	—	—	(106,568)	—	—	(106,568)	—	—
Issuance of common stock	6	489	—	—	—	495	—	561
Repurchase of common stock	—	—	—	—	(3,386)	(3,386)	—	(160)
Tax benefits associated with restricted stock units—net	—	80	—	—	—	80	—	—
Issuance of restricted stock units	—	4,640	—	—	—	4,640	—	—
Amortization of restricted stock units—net	—	15,031	—	—	—	15,031	—	—
Forfeitures of vested restricted stock units	—	(45)	—	—	—	(45)	—	—
Net income	—	—	46,397	—	—	46,397	8	—
Other comprehensive loss, net of tax	—	—	—	(8,148)	—	(8,148)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	1,954	—
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	(5,428)	—
Ending balance, December 31, 2010	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640
Dividends	—	—	(71,817)	—	—	(71,817)	—	—
Issuance of common stock	8	531	—	—	—	539	—	760
Repurchase of common stock	—	—	—	—	(6,647)	(6,647)	—	(232)
Tax benefits associated with restricted stock units—net	—	1,987	—	—	—	1,987	—	—
Issuance of restricted stock units	—	3,382	—	—	—	3,382	—	—
Amortization of restricted stock units—net	—	18,594	—	—	—	18,594	—	—
Forfeitures of vested restricted stock units	—	(2)	—	—	—	(2)	—	—
Net income (loss)	—	—	54,307	—	—	54,307	(30)	—
Other comprehensive loss, net of tax	—	—	—	(3,196)	—	(3,196)	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(744)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	744	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(3,734)	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	437	—
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	8,123	—
Ending balance, December 31, 2011	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends	—	—	(100,943)	—	—	(100,943)	—	—
Issuance of common stock	8	498	—	—	—	506	—	847
Repurchase of common stock	—	—	—	—	(8,484)	(8,484)	—	(252)
Tax benefits associated with restricted stock units—net	—	4,223	—	—	—	4,223	—	—
Issuance of restricted stock units	—	4,594	—	—	—	4,594	—	—
Amortization of restricted stock units—net	—	17,490	—	—	—	17,490	—	—
Forfeitures of vested restricted stock units	—	(1)	—	—	—	(1)	—	—
Net income	—	—	66,117	—	—	66,117	1,779	—
Other comprehensive income, net of tax	—	—	—	2,566	—	2,566	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(8,438)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	55,132	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	(81)	—
Ending balance, December 31, 2012	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$67,896	$54,277	$46,405
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	17,562	18,675	15,100
Amortization, deferred commissions	2,341	1,744	959
Depreciation and amortization	5,562	5,056	4,531
Deferred rent	711	(530)	(447)
(Gain) loss from trading securities - net	(4,082)	(39)	182
Equity in (earnings) losses of affiliates	(1,050)	3,021	(3,010)
Gain from available-for-sale securities - net	(1,237)	(376)	(7,564)
Deferred income taxes	(173)	(415)	223
Foreign currency loss (gain)	572	(829)	(370)
Changes in operating assets and liabilities:
Accounts receivable	(5,379)	(5,940)	(9,127)
Due from broker	(11,178)	(3,699)	1,787
Deferred commissions	(2,981)	(1,915)	(1,221)
Income tax receivable	—	—	777
Securities owned	(65,347)	7,393	(12,686)
Other assets	(1,039)	(1,597)	546
Accrued compensation	3,039	3,445	8,392
Securities sold but not yet purchased	6,251	(599)	(1,171)
Income tax payable	4,445	(4,388)	7,057
Other liabilities and accrued expenses	4,430	(839)	3,677
Net cash provided by operating activities	20,343	72,445	54,040
Cash flows from investing activities:
Proceeds from redemption of equity investments	811	8,800	—
Purchases of investments, available-for-sale	(20,733)	(37,611)	(19,748)
Proceeds from sales of investments, available-for-sale	25,736	28,703	54,873
Purchases of property and equipment	(3,361)	(2,927)	(2,854)
Net cash provided by (used in) investing activities	2,453	(3,035)	32,271
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,905	1,483	389
Issuance of common stock	439	466	426
Repurchase of common stock	(8,484)	(6,647)	(3,386)
Dividends to stockholders	(97,208)	(69,118)	(102,400)
Redemptions of redeemable noncontrolling interest	(8,438)	(3,734)	—
Contributions from redeemable noncontrolling interest	55,132	—	1,954
Net cash used in financing activities	(55,654)	(77,550)	(103,017)
Net decrease in cash and cash equivalents	(32,858)	(8,140)	(16,706)
Effect of foreign exchange rate changes	446	(227)	(105)
Cash and cash equivalents, beginning of the year	127,824	136,191	153,002
Cash and cash equivalents, end of the year	$95,412	$127,824	$136,191

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
For the years ended December 31, 2012, 2011 and 2010, the Company paid taxes, net of tax refunds, of approximately $29,298,000, $35,724,000 and $10,769,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the years ended December 31, 2012, 2011 and 2010, the Company issued fully vested restricted stock units in the amount of $858,000, $683,000 and $473,000, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company issued restricted stock unit dividend equivalents in the amount of $3,735,000, $2,699,000 and $4,168,000, respectively.
On November 14, 2011, the Company redeemed a portion of its shares from the Cohen & Steers Global Listed Infrastructure Fund in the amount of approximately $3,062,000 that were simultaneously invested in an account treated as available-for-sale through a non-cash delivery of securities.
On November 1, 2011, the Company consolidated the assets and liabilities of the Cohen & Steers Onshore Global Real Estate Long-Short Fund resulting in a non-cash reclassification of $18,444,000 from equity investments representing the Company's proportionate share of the fund.
On February 23, 2011, the Company consolidated the assets and liabilities of the Cohen & Steers Global Listed Infrastructure Fund resulting in a non-cash reclassification of $5,838,000 from equity investments representing the Company's proportionate share of the fund.
During the year ended December 31, 2010, the Company recorded a non-cash reclassification of $30,125,000 to equity investments representing the Company's proportionate ownership interests in the Cohen & Steers Onshore Global Real Estate Long-Short Fund and Cohen & Steers Global Listed Infrastructure Fund, partially offset by a reclassification of Cohen & Steers Preferred Securities and Income Fund.

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
Through CSCM, a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company serves institutional and individual investors around the world. Founded in 1986, the Company is a leading global investment manager focused on global real estate securities, global listed infrastructure, real assets, large cap value stocks and preferred securities. The Company also manages alternative investment strategies for qualified investors such as hedged real estate securities portfolios and private real estate strategies. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and subadvised funds for other financial institutions. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.
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
Due from Broker—The Company conducts business, primarily through its consolidated seed investments, with brokers for certain of its investment activities. The clearing and custody operations for these investment activities are performed

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to agreements with prime brokers. The due from broker balance represents cash and cash equivalents balances at brokers and net receivables and payables for unsettled security transactions.
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
Investments classified as equity investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income or loss for the period. As of December 31, 2012, the Company's equity investments consisted of interests in funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair values.
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
From time to time, the consolidated funds of the Company enter into derivative contracts to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in the Company's consolidated statements of operations. The fair value of these instruments is recorded in other assets or other liabilities and accrued expenses in the Company's consolidated statements of financial condition.
Additionally, from time to time, the Company enters into foreign currency forward contracts to hedge its currency exposure related to client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in the Company's consolidated statements of operations. The Company records these contracts as either assets or liabilities in due from broker or other liabilities and accrued expenses, respectively, in its consolidated statements of financial condition.
Goodwill and Intangible Assets—Goodwill represents the excess of the cost of the Company’s investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite lived intangible assets are amortized over their useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 3 for further discussion about the Company’s goodwill and intangible assets.
Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party interests in the Company's consolidated entities. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is remeasured at redemption value which approximates their fair value at each reporting period.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company-sponsored open-end and closed-end mutual funds, based on the average assets under management of such funds. This revenue is recognized as such fees are earned.
Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the Company-sponsored open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the third quarter of 2012 and the fourth quarter of 2010, the Company made payments of $14.4 million and $3.2 million, respectively, associated with additional compensation agreements entered into in connection with the offering of two closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying consolidated statements of operations for the years ended December 31, 2012 and December 31, 2010.
Portfolio Consulting and Other—The Company earns portfolio consulting and other fees by: i) providing portfolio consulting services in connection with model-based strategies accounts; ii) earning a licensing fee for the use of the Company's proprietary indices; and iii) providing portfolio monitoring services related to a number of unit investment trusts. This revenue is earned pursuant to the terms of the underlying contract, and the fee schedules for these relationships vary based on the type of services the Company provides for each relationship. This revenue is recognized as such fees are earned.
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
Recently Issued Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This new guidance will be effective for the Company's first quarter of 2013. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's consolidated financial statements.
In January 2013, the FASB issued new guidance to clarify the scope of the offsetting disclosures associated with derivative and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. This new guidance will be effective for the Company's first quarter of 2013. The Company does not anticipate the adoption of this new guidance to have a material impact on the Company's consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2012, the FASB issued new guidance to make certain technical corrections to the FASB Accounting Standards Codification ("Codification"), which identifies when the use of fair value should be linked to the definition of fair value in Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”). The amendments affect various Codification topics and include source literature amendments, guidance clarification and reference corrections and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance will be effective for the Company's first quarter of 2013. The adoption of this new guidance did not have and is not expected to have a material impact on the Company's consolidated financial statements.
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
In September 2011, the FASB issued new guidance to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance was effective for the Company's first quarter of 2012. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued new guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance requires changes to the components of net income and comprehensive income in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance should be applied retrospectively. This new guidance was effective for the Company's first quarter of 2012. The Company elected to utilize the two-statement approach.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in the Company's goodwill and intangible assets during the years ended December 31, 2012 and 2011 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2011	$20,334	$718	$1,250
Currency revaluation	(400)	—	—
Amortization during 2011	—	(89)	—
Balance at December 31, 2011	$19,934	$629	$1,250
Currency revaluation	188	—	—
Amortization during 2012	—	(89)	—
Balance at December 31, 2012	$20,122	$540	$1,250

The following is a summary of the intangible assets at December 31, 2012 and December 31, 2011 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2012
Amortized intangible assets:
Client relationships	72	$1,543	$(1,003)	$540
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,003)	$1,790
2011
Amortized intangible assets:
Client relationships	84	$1,543	$(914)	$629
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(914)	$1,879

Amortization expenses related to the intangible assets was approximately $89,000 for each of the years ended December 31, 2012, 2011 and 2010, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2013	89
2014	89
2015	89
2016	89
2017	89
Thereafter	95
Total	$540

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments
The following is a summary of the Company's investments as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Securities owned	$97,155	$25,304
Equity investments	8,106	7,868
Investments, available-for-sale	25,322	27,133
Trading and equity investments
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had an initial closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not deemed the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment in this fund using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of December 31, 2012, the fair value of the Company's equity interest in GRP-TE was approximately $89,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 13 for further discussion regarding the Company's co-investment commitment. As of December 31, 2012, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities of GRP-CIP have been included in the Company's consolidated financial statements.
The Cohen & Steers Real Asset Fund (“RAP”), launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment manager. As of December 31, 2012, the Company had a controlling financial interest in RAP. Accordingly, the underlying assets and liabilities of RAP have been included in the Company's consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
Prior to the sale of the Company's remaining interest in Cohen & Steers Global Listed Infrastructure Fund (“GLIF”) during June 2012, the Company owned the majority of the voting interest in GLIF. Accordingly, the underlying assets and liabilities of GLIF had been included in the Company's consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
During 2008, the Company launched the Cohen & Steers Onshore Global Real Estate Long-Short Fund (the “Onshore Fund”). As of December 31, 2012, the Company determined that the Onshore Fund was a VIE and the Company was the primary beneficiary. Therefore, the underlying assets and liabilities of the Onshore Fund have been included in the Company's consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the portion of the consolidated statements of financial condition attributable to the consolidated Onshore Fund as of December 31, 2012 and December 31, 2011. The following assets may only be used to settle obligations of the Onshore Fund and these liabilities are only the obligations of the Onshore Fund for which the creditors do not have recourse to the general credit of the Company (in thousands):

	December 31, 2012	December 31, 2011
Assets
Securities owned	$26,002	$21,952
Due from broker	12,358	10,321
Other assets	103	209
Total assets	$38,463	$32,482

Liabilities
Securities sold but not yet purchased	$14,685	$9,277
Other liabilities	335	493
Total liabilities	$15,020	$9,770
As of December 31, 2012 and December 31, 2011, cash and cash equivalents included in due from broker, which was related to the Company's consolidated funds, in the consolidated statements of financial condition of approximately $13,880,000 and $9,360,000, respectively, was held at two brokers for the purpose of covering securities sold but not yet purchased.
The Cohen & Steers Offshore Global Real Estate Long-Short Fund (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership. The Company is the general partner and investment manager of the Offshore Fund for which it receives a management fee and is entitled to receive a performance fee, if earned. The Company determined that the Offshore Fund was not a VIE. The limited partners, unaffiliated with the Company, have the ability to dissolve the fund with a majority vote. As a result the Company does not have financial control, the Offshore Fund is not consolidated into the Company's consolidated financial statements. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore, as of December 31, 2012, records its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
The following is a summary of the fair value of securities owned and equity investments as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Securities Owned	Equity Investments	Securities Owned	Equity Investments
GLIF	$—	$—	$3,352	$—
GRP-CIP	2,142	—	—	—
GRP-TE	—	89	—	—
Offshore Fund	—	8,017	—	7,868
Onshore Fund	26,002	—	21,952	—
RAP	69,011	—	—	—
Total	$97,155	$8,106	$25,304	$7,868

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain (loss) from trading securities—net for the years ended December 31, 2012, 2011 and 2010 are summarized below (in thousands):

	Years Ended December 31,
	2012	2011	2010
CPX	$—	$—	$(371)
GLIF	142	(145)	—
GRP-CIP	55	—	—
Onshore Fund	2,994	184	189
RAP	891	—	—
Total gain (loss) from trading securities—net	$4,082	$39	$(182)
Equity in earnings (losses) of affiliates for the years ended December 31, 2012, 2011 and 2010 are summarized below (in thousands):

	Years Ended December 31,
	2012	2011	2010
CPX	$—	$—	$617
GLIF	—	76	1,187
GRP-TE	—	—	—
Offshore Fund	1,050	(878)	403
Onshore Fund	—	(2,219)	803
Total equity in earnings (losses) of affiliates	$1,050	$(3,021)	$3,010
Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,351	$70	$(82)	$4,339
Common stocks	9,490	1,147	(249)	10,388
Company-sponsored mutual funds	10,100	495	—	10,595
Total investments, available-for-sale	$23,941	$1,712	$(331)	$25,322

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$5,236	$98	$(117)	$5,217
Common stocks	12,247	698	(401)	12,544
Company-sponsored mutual funds	10,100	—	(728)	9,372
Total investments, available-for-sale	$27,583	$796	$(1,246)	$27,133

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2010, the Company recorded an impairment loss, which is included in the gain from available-for-sale securities-net in the consolidated statements of operations, of approximately $363,000 primarily from auction rate preferred securities.
Unrealized losses on investments, available-for-sale as of December 31, 2012 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of December 31, 2012, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the years ended December 31, 2012, 2011 and 2010 are summarized below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Proceeds from sales	$25,736	$28,703	$54,873
Gross realized gains	1,918	1,509	8,694
Gross realized losses	(681)	(1,133)	(767)
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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the year ended December 31, 2012.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents fair value measurements as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$20,204	$—	$—	$20,204
Due from broker*	$3,950	$—	$—	$3,950
Securities owned
Preferred securities	$1,418	$1,505	$—	$2,923
Common stocks	51,354	16,744	1,168	69,266
Fixed income securities	—	22,824	—	22,824
Limited partnership interests	—	—	2,142	2,142
Total securities owned	$52,772	$41,073	$3,310	$97,155
Equity investments **	$—	$8,017	$89	$8,106
Investments, available-for-sale
Preferred securities	$1,254	$5	$3,080	$4,339
Common stocks	10,388	—	—	10,388
Company-sponsored mutual funds	10,595	—	—	10,595
Total investments, available-for-sale	$22,237	$5	$3,080	$25,322
Derivatives - assets
Equity contracts	$51	$52	$—	$103
Foreign exchange contracts	—	616	—	616
Commodity contracts	336	—	—	336
Total derivatives - assets	$387	$668	$—	$1,055
Derivatives - liabilities
Equity contracts	$4	$111	$—	$115
Commodity contracts	492	—	—	492
Credit contracts	—	20	—	20
Total derivatives - liabilities	$496	$131	$—	$627
Securities sold but not yet purchased - common stocks	$14,685	$—	$—	$14,685
_________________________
*    Comprised of investments in money market funds.
**    Comprised of investments accounted for using the equity method of accounting.
Securities owned classified as level 2 in the above table were primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value, and foreign common stocks valued at foreign exchange closing prices, adjusted for subsequent significant events or market movements.
Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparables. The limited partnership interest made during 2012 as a co-investment through GRP-CIP, along with the Company's interests in GRP-TE, represent the Company's collective ownership interests in private equity vehicles that invest directly in U.S. commercial real estate and were valued primarily based on the recent transaction value of the underlying investments.
Equity investments classified as level 2 in the above table primarily represent the carrying amount of an equity investment in the Offshore Fund, which approximates its fair value based on the fund's net asset value. The fund makes long and short investments in listed real estate securities to maximize absolute and risk-adjusted returns with modest volatility.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 30 days and there are no significant restrictions to redemption.
Investments, available-for-sale classified as level 3 in the above table were comprised primarily of auction rate preferred securities which were measured at fair value using a third party pricing service which utilizes a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviews the fair value provided by the pricing service and confirms its understanding of the methodology utilized.
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
Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company. These securities were valued by the Company's valuation committee using a market approach which incorporated the transaction data for privately negotiated transactions and market multiples derived from a set of comparables.
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
Investments, available-for-sale classified as level 3 in the above table were comprised of auction rate preferred securities, which were measured at fair value using a third party pricing service which utilizes a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviews the fair value provided by the pricing service and confirms its understanding of the methodology utilized.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2012 and December 31, 2011 (in thousands):

	Securities Owned			Equity Investments	Investments, available-for-sale
	Common Stocks		Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at January 1, 2011	$—		$—	$—	$—
Purchases	—		—	—	—
Sales	—		—	—	—
Realized gains	—		—	—	—
Unrealized (losses) gains	—		—	—	—
Transfers to level 3 investments	—		—	—	4,150	*
Reclassification from equity investments due to consolidation	1,275		—	—	—
Balance at December 31, 2011	$1,275		$—	$—	$4,150
Purchases	628		2,080	89	125
Sales	—		—	—	(1,213)
Realized gains	—		—	—	100
Unrealized (losses) gains	(107)		62	—	6
Transfers out of level 3 investments	(628)	##	—	—	(88)	#
Balance at December 31, 2012	$1,168		$2,142	$89	$3,080

_________________________
* Transferred from level 2 to level 3 as a result of a decline in the level of transaction activity for identical or similar instruments during the year ended December 31, 2011.
## Transferred from level 3 to level 2 because observable market data became available for the securities during the year ended December 31, 2012.
# Transferred from level 3 to level 1 because securities started trading actively on an exchange during the year ended December 31, 2012.
Realized gains (losses) from investments classified as securities owned, equity investments and investments, available-for-sale in the above tables were recorded as gain (loss) from trading securities, equity in earnings (losses) of affiliates and gain (loss) from available-for-sale securities, respectively, in the Company's consolidated statements of operations. Unrealized gains (losses) from investments classified as securities owned and equity investments in the above tables were recorded as gain (loss) from trading securities and equity in earnings (losses) of affiliates, respectively, in the Company's consolidated statements of operations. Unrealized gains (losses) from investments, available-for-sale in the above tables were recorded as unrealized gain (loss) from available-for-sale securities in the Company's consolidated statements of comprehensive income. The Company did not recognize any gains or losses on level 3 investments for the year ended December 31, 2010.
Valuation Techniques
In certain instances, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable brokers/dealers or pricing services. In determining the value of a particular investment, pricing services may use information with respect to transactions in such investments, broker quotes, pricing matrices, market transactions in comparable investments and various relationships between investments. As part of its independent price verification process, the Company selectively performs detailed reviews of valuations provided by broker/dealers or pricing services.
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
Such investments are valued on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions and valuation models are updated accordingly. The valuation process also includes a review by the Company's valuation committee which is primarily comprised of senior members from various departments within the Company, including investment management. The valuation committee provides independent oversight of the valuation policies and procedures.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2012 were (in thousands):

		Fair Value	Significant	Price to Book
	Fair Value	Methodology	Unobservable Inputs	Ratio Range
Common shares of privately-held company	$1,168	Market comparable companies	Price / book ratio	1.02x - 1.1x
Limited partnership interests	$2,142	Transaction value	Recent transaction price
The significant unobservable input related to common shares of a privately-held bank holding company utilized in the fair value measurement of the level 3 investments in the above table is the price to book ratio. Significant changes in this input may result in a materially higher or lower fair value measurement. The disclosure in the above table excludes auction rate preferred securities for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by a third party pricing service.
6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts based on the fair value of each contract at December 31, 2012 (in thousands):

	December 31, 2012
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	$9,608	$103	$4,942	$115
Total foreign exchange contracts	13,584	616	—	—
Total commodity contracts	17,817	336	10,954	492
Total credit contracts	—	—	1,500	20
Total derivatives	$41,009	$1,055	$17,396	$627

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
The Company had no derivative financial instruments at December 31, 2010. For the years ended December 31, 2012 and 2011, the effect of derivative transactions was not material to the Company's consolidated statements of operations. As of December 31, 2012, cash included in due from broker and securities included in securities owned in the consolidated statement of financial condition of approximately $2,161,000 and $849,000, respectively, were held as collateral for futures, total return and credit default swaps. As of December 31, 2011, cash included in due from broker in the consolidated statement of financial condition of approximately $2,507,000 was held as collateral for total return and credit default swaps.
7. Property and Equipment
The following is a summary of property and equipment at December 31, 2012 and 2011 (in thousands):

	At December 31,
	2012	2011
Equipment	$5,539	$5,262
Furniture and fixtures	3,465	3,465
Software	10,366	7,310
Leasehold improvements	11,346	11,308
Subtotal	30,716	27,345
Less: Accumulated depreciation and amortization	(21,613)	(16,145)
Property and equipment, net	$9,103	$11,200

Depreciation and amortization expense related to property and equipment was $5,473,000, $4,967,000 and $4,442,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Depreciation and amortization expense is recorded using the straight-line method over the estimated useful lives of the related assets which ranges from 3-7 years.
8. Earnings Per Share
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
No anti-dilutive common stock equivalents were excluded from the computation for the year ended December 31, 2012. Anti-dilutive common stock equivalents of approximately 2,000 and 47,000 shares were excluded from the computation for the years ended December 31, 2011 and 2010, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Net income	$67,896	$54,277	$46,405
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,779)	30	(8)
Net income attributable to common shareholders	$66,117	$54,307	$46,397
Basic weighted average shares outstanding	43,766	43,190	42,715
Dilutive potential shares from restricted stock units	716	785	512
Diluted weighted average shares outstanding	44,482	43,975	43,227
Basic earnings per share attributable to common shareholders	$1.51	$1.26	$1.09
Diluted earnings per share attributable to common shareholders	$1.49	$1.23	$1.07
9. Stock-Based Compensation
2004 Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. 2004 Stock Incentive Plan (the “SIP”) provides for the issuance of Restricted Stock Units (“RSUs”), stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 14.0 million shares of common stock may be granted under the SIP. At December 31, 2012, RSUs with respect to approximately 11.3 million shares of common stock were issued.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. At December 31, 2012, vested RSUs with respect to approximately 34,000 shares of common stock were outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $326,000, $300,000 and $300,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table sets forth activity relating to the Company's granted awards of vested RSUs under the SIP for awards to the independent directors (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2010	38	$21.32
Granted	13	22.79
Delivered	(5)	40.57
Balance at December 31, 2010	46	19.66
Granted	10	29.12
Delivered	(11)	27.63
Balance at December 31, 2011	45	19.90
Granted	10	31.77
Delivered	(21)	13.79
Balance at December 31, 2012	34	27.46

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unvested Restricted Stock Unit Grants
The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Except in circumstances where a dividend is determined to be an extraordinary dividend in the sole discretion of the Company's Compensation Committee (in which case dividend equivalents are accrued on such RSUs in the form of additional unvested RSUs), dividends are not paid to the holders of such unvested RSUs. At December 31, 2012, RSUs with respect to approximately 979,000 shares of common stock were outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $7,328,000, $8,224,000 and $7,460,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table sets forth activity relating to the Company's granted awards under the above mentioned plans (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2010	637	$22.64
Granted	1,055	20.68
Delivered	(220)	23.60
Forfeited	(40)	21.82
Balance at December 31, 2010	1,432	21.07
Granted	253	28.98
Delivered	(369)	22.47
Forfeited	(37)	21.98
Balance at December 31, 2011	1,279	22.21
Granted	100	32.34
Delivered	(346)	23.57
Forfeited	(54)	20.75
Balance at December 31, 2012	979	22.85
Incentive Bonus Plans for Employees of the Company
The Company has implemented two programs for employees under which (i) based upon compensation levels, it automatically pays a portion of their year-end bonuses in the form of unvested RSUs (“Mandatory Plan”) and (ii) employees can elect to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of vested RSUs (“Voluntary Plan”). These RSUs are issued pursuant to the SIP. Under both plans, the Company matches a predetermined amount of the employee contribution in the form of unvested RSUs. Dividend equivalents are accrued on the deferred compensation awards and the matches in the form of additional unvested RSUs. The RSUs under the Mandatory Plan, including the Company match, will vest and be delivered pro-rata over four years. The dividend equivalents issued under the Mandatory Plan vest and will be delivered four years after the date of grant. The RSUs granted under the Voluntary Plan vest immediately at the date of grant and will be delivered three years after the date of grant. The Company match and dividend equivalents under the Voluntary Plan vest and will be delivered three years after the date of grant. The fair value at the date of grant of the RSUs under the Mandatory Plan and the matching under both programs is expensed on a straight-line basis. On May 8, 2012, the Company discontinued the company match on amounts deferred under the Mandatory Plan. All historical grants made pursuant to the company match on amounts deferred under the Mandatory Plan will continue to vest and be delivered in accordance with the previous schedule. Further, on May 8, 2012 the Company discontinued the Voluntary Plan, commencing with performance year 2013. All historical grants made pursuant to the Voluntary Plan, as well as the company match on such grants, will continue to vest and/or be delivered in accordance with the previous schedule. All employees that made an election to voluntarily defer a portion of their 2012 year-end bonus were permitted to defer such optional deferred amount, and received a matching contribution from the company on such optional deferred amount.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, approximately 1,262,000 and 52,000 RSUs under the Mandatory Plan and Voluntary Plan, respectively, including matching and dividend equivalents, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Plan, the Company recorded a non-cash stock-based compensation expense, including amortization on the matching component, of approximately $577,000, $602,000, and $539,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Plan, including the matching component, was approximately $10,069,000, $10,300,000 and $7,410,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table sets forth activity relating to the Company's incentive bonus plans, including Company match and dividend equivalents (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2010	932	$27.41
Granted	162	21.07
Delivered	(315)	32.24
Forfeited	(9)	21.18
Balance at December 31, 2010	770	24.17
Granted	740	28.59
Delivered	(362)	27.79
Forfeited	(16)	25.46
Balance at December 31, 2011	1,132	25.88
Granted	692	33.38
Delivered	(464)	24.72
Forfeited	(46)	30.88
Balance at December 31, 2012	1,314	30.07

Employee Stock Purchase Plan
Pursuant to the 2004 Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 500,000. For the years ended December 31, 2012, 2011 and 2010, approximately 16,000, 18,000 and 21,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2012, 2011 and 2010, the Company recorded a non-cash stock-based compensation expense of approximately $76,000, $81,000 and $74,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, (2) issuance of all of the shares reserved for issuance under the ESPP, or (3) the tenth anniversary of the effective date of the ESPP.
10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2012, 2011 and 2010.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company's contributions to the Plan. Forfeitures for the years ended December 31, 2012, 2011 and 2010 totaled approximately $72,000, $52,000 and $110,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Matching contributions, net of forfeitures, to the Plan totaled approximately $1,110,000, $1,088,000 and $953,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
11. Related Party Transactions
The Company is an investment advisor to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Investment advisory and administration fees	$155,931	$132,320	$107,206
Distribution and service fees	11,334	9,718	9,078
	$167,265	$142,038	$116,284
For the years ended December 31, 2012, 2011 and 2010, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $299,000, $1,826,000 and $3,351,000, respectively, of advisory fees it was otherwise entitled to receive. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to 10 years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of December 31, 2012, there were no additional scheduled reductions in advisory fee waivers for any fund.
Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the years ended December 31, 2012, 2011 and 2010 are summarized below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Proceeds from sales	$103	$3,333	$14,250
Gross realized gains	4	317	1,554
Dividend income	3	36	647
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the years ended December 31, 2012, 2011 and 2010, expenses of approximately $6,345,000, $6,229,000 and $5,273,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at December 31, 2012 and 2011 are receivables due from Company-sponsored mutual funds of approximately $18,133,000 and $12,947,000, respectively.
12. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2012, Securities had net capital of approximately $1,082,000, which exceeded its requirements by approximately $1,004,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Securities Authority, and the Belgium Financial Services and Markets Authority (collectively, the “Foreign Regulated Entities”). As of December 31, 2012, the Foreign Regulated Entities had aggregate regulatory capital of approximately $60,401,000, which exceeded requirements by approximately $58,989,000.
13. Commitments and Contingencies
The Company leases office space under noncancelable operating leases expiring at various dates through January 2024. On June 29, 2012, the Company extended the lease for its corporate headquarters in New York City for an added 10 year period through January 2024. The Company subleases some of its office space to a third party under a noncancelable operating lease expiring January 30, 2014. The aggregate minimum future payments under the leases and subleases are as follows (in thousands):

Years Ended December 31,	Gross Rent Obligations	Sublease Income	Net Rent Obligations
2013	$8,088	$(1,101)	$6,987
2014	7,878	(75)	7,803
2015	8,993	—	8,993
2016	8,747	—	8,747
2017	8,447	—	8,447
Thereafter	55,768	—	55,768
	$97,921	$(1,176)	$96,745

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $8,535,000, $7,109,000 and $7,135,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Sublease rental income received for the years ended December 31, 2012, 2011 and 2010 was approximately $1,025,000, $1,010,000 and $987,000, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its business or financial condition.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III ("GRP"), a global private equity multimanager fund that had an initial closing on October 4, 2011, and such co-investment will be invested in GRP for up to 12 years through the life of the fund. As of December 31, 2012, the Company has funded approximately $2.2 million with respect to this commitment. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP through June 2013, and the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. This unfunded commitment was not recorded on the Company's consolidated statements of financial condition as of December 31, 2012.
14. Income Taxes
The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 includes U.S. federal, state, local and foreign taxes. The effective tax rate of approximately of 35.5% for the year ended December 31, 2012 included discrete items, which are items that are unusual or infrequently occurring in nature, the most significant of which was attributable to the launch costs for Cohen & Steers Limited Duration Preferred and Income Fund, Inc. ("LDP"), a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the year ended December 31, 2012 was approximately 36%. The effective tax rate for the year ended December 31, 2011 was approximately 38%. The effective tax rate of approximately 29% for the year ended December 31, 2010 included discrete items, the most significant of which was attributable to the gain of approximately $6,776,000 from sales of previously impaired securities. Excluding these discrete items, the effective rate for the year ended December 31, 2010 was approximately 34%.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $69,393,000 as of December 31, 2012. The determination of the additional deferred taxes that have not been provided is not practicable because of the complexities of the hypothetical calculation.
The income before provision for income taxes and provision for income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income before provision for income taxes	$104,303	$86,861	$65,494

Current taxes:
U.S. federal	$29,723	$24,685	$13,044
State and local	3,754	3,357	1,897
Non-U.S.	3,103	4,957	3,925
	36,580	32,999	18,866
Deferred taxes:
U.S. federal	(92)	(320)	181
State and local	(12)	(43)	26
Non-U.S.	(69)	(52)	16
	(173)	(415)	223
Provision for income taxes	$36,407	$32,584	$19,089

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
Significant components of the Company's net deferred income tax asset at December 31, 2012 and 2011 consist of the following (in thousands):

	At December 31,
	2012	2011
Deferred income tax assets (liabilities):
Stock-based compensation	$6,376	$6,418
Non-deductible realized losses on sales of securities	7,109	7,960
Dividend equivalents on unvested restricted stock units	3,618	2,857
Unrealized gains on investments	(1,596)	(939)
Other	177	(42)
Subtotal	15,684	16,254
Less: valuation allowance	(5,513)	(7,021)
Deferred income tax asset - net	$10,171	$9,233
At December 31, 2012, the Company had approximately $4,899,000 of total gross unrecognized tax benefits. Of this total, approximately $2,957,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective tax rate in future periods. The Company expects to reduce its unrecognized tax benefits by $1,428,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2010	$4,874
Addition for tax positions of current year	890
Addition for tax positions of prior years	178
Reduction of tax positions from prior years	(1,213)
Gross unrecognized tax benefits balance at December 31, 2010	$4,729
Addition for tax positions of current year	832
Addition for tax positions of prior years	52
Reduction of tax positions from prior years	(901)
Gross unrecognized tax benefits balance at December 31, 2011	$4,712
Addition for tax positions of current year	933
Addition for tax positions of prior years	74
Reduction of tax positions from prior years	(820)
Gross unrecognized tax benefits balance at December 31, 2012	$4,899
The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2012 and 2011, the Company had accrued approximately $710,000 and $643,000, respectively, in potential interest associated with uncertain tax positions.
The tax years 2004 through 2012 remain open to examination by various taxing jurisdictions.
A reconciliation of the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	4.4%	4.8%	5.1%
Non-deductibility of losses on securities	—%	1.6%	—%
Reserve adjustments	(0.1)%	(0.2)%	(0.9)%
Non-taxable gains on securities	(1.2)%	—%	(6.0)%
Foreign operations tax differential	(2.4)%	(4.0)%	(4.6)%
Other	(0.2)%	0.3%	0.5%
Effective income tax rate	35.5%	37.5%	29.1%
15. Concentration of Credit Risk
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following affiliated fund and third party institutional separate account relationship provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cohen & Steers Realty Shares, Inc.:
Investment advisory and administration fees	$36,853	$29,731	$22,375
Percent of total revenue	13%	13%	12%
One Institutional Separate Account Relationship:
Investment advisory and administration fees	$40,904	$41,538	$22,219
Portfolio consulting and other	12,000	907	208
Total	$52,904	$42,445	$22,427
Percent of total revenue	19%	18%	12%
The table below presents revenue by client domicile for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$216,985	$178,105	$146,854
Non - U.S.
Japan	41,243	41,632	22,219
Other	15,325	17,509	14,665
Total	$273,553	$237,246	$183,738

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Financial Data (unaudited)
The table below presents selected quarterly financial data for 2012 and 2011. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included herein (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total
2012
Revenue	$63,730	$67,432	$71,296	$71,095	$273,553
Operating income	25,396	26,064	12,239	32,733	96,432
Net income attributable to common shareholders	18,054	16,079	10,261	21,723	66,117
Earnings per share attributable to common shareholders:
Basic	$0.41	$0.37	$0.23	$0.50	$1.51
Diluted	$0.41	$0.36	$0.23	$0.49	$1.49
Weighted-average shares outstanding:
Basic	43,601	43,808	43,822	43,832	43,766
Diluted	44,386	44,393	44,537	44,609	44,482

2011
Revenue	$54,755	$61,459	$61,616	$59,416	$237,246
Operating income	18,913	22,895	22,397	22,799	87,004
Net income attributable to common shareholders	12,975	15,679	9,606	16,047	54,307
Earnings per share attributable to common shareholders:
Basic	$0.30	$0.36	$0.22	$0.37	$1.26
Diluted	$0.30	$0.36	$0.22	$0.36	$1.23
Weighted-average shares outstanding:
Basic	43,051	43,220	43,237	43,249	43,190
Diluted	43,781	43,840	44,133	44,141	43,975
17. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that necessitated disclosures and/or adjustments.
On March 13, 2013, CNS declared quarterly cash dividend on its common stock in the amount of $0.20 per share. The dividend will be payable on April 12, 2013 to stockholders of record at the close of business on March 27, 2013.
In February 2013, the Company completed a reorganization of Cohen & Steers Europe S.A., resulting in the change of its ownership from CNS to Cohen & Steers UK Limited. This reorganization did not have a material impact on the Company's consolidated financial statements.

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
EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—	Cohen & Steers, Inc. Amended and Restated 2004 Stock Incentive Plan*(3)
10.5	—	Cohen & Steers, Inc. Amended and Restated 2004 Annual Incentive Plan*(3)
10.6	—	Cohen & Steers, Inc. 2004 Employee Stock Purchase Plan*(1)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(filed herewith)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(4)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Cohen & Steers, Inc. 2004 Stock Incentive Plan*(filed herewith)
10.11	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(5)
10.12	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(5)
21.1	—	Subsidiaries of the Registrant (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to the Consolidated Financial Statements.

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
(5) Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.
* Denotes compensatory plan.