Form 10-Q
period 2013-03-31
COHEN & STEERS INC
filed 2013-05-09
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 6, 2013 was 44,229,518.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and 2012	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2013 and 2012	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Three Months Ended March 31, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4.	Mine Safety Disclosures	34

Item 6.	Exhibits	35

Signature		36
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2012, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$80,272	$95,412
Securities owned ($25,955 and $26,002)* ($935 and $849)**	113,630	97,155
Equity investments	8,349	8,106
Investments, available-for-sale	25,747	25,322
Accounts receivable	57,249	44,397
Due from broker ($10,956 and $12,358)*	25,591	18,233
Property and equipment—net	9,171	9,103
Goodwill	19,782	20,122
Intangible assets—net	1,768	1,790
Deferred income tax asset—net	6,512	10,171
Other assets ($73 and $103)*	6,265	7,504
Total assets	$354,336	$337,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$7,417	$25,845
Securities sold but not yet purchased ($12,536 and $14,685)*	12,536	14,685
Dividend payable	8,851	—
Income tax payable	5,150	8,836
Other liabilities and accrued expenses ($309 and $335)*	26,409	18,181
Total liabilities	60,363	67,547
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	70,684	53,188
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 47,702,678 and 47,002,117 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	477	470
Additional paid-in capital	437,206	429,377
Accumulated deficit	(111,861)	(117,889)
Accumulated other comprehensive income, net of tax	2,984	2,341
Less: Treasury stock, at cost, 3,477,413 and 3,239,093 shares at March 31, 2013 and December 31, 2012 respectively	(105,517)	(97,719)
Total stockholders’ equity	223,289	216,580
Total liabilities and stockholders’ equity	$354,336	$337,315
_________________________
* Asset and liability amounts in parentheses represent the consolidated balances attributable to the Cohen & Steers Global Real Estate Long-Short Fund, L.P., which is a variable interest entity, as of March 31, 2013 and December 31, 2012, respectively.
** Pledged as collateral as of March 31, 2013 and December 31, 2012, respectively, attributable to the consolidated balances of Cohen & Steers Real Asset Fund.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Investment advisory and administration fees	$65,394	$58,155
Distribution and service fees	3,434	2,501
Portfolio consulting and other	3,631	3,074
Total revenue	72,459	63,730
Expenses:
Employee compensation and benefits	23,377	21,668
Distribution and service fees	15,081	6,237
General and administrative	11,179	8,537
Depreciation and amortization	1,347	1,396
Amortization, deferred commissions	765	496
Total expenses	51,749	38,334
Operating income	20,710	25,396
Non-operating income:
Interest and dividend income—net	546	621
Gain from trading securities—net	1,624	1,721
Gain from available-for-sale securities—net	491	687
Equity in earnings of affiliates	536	772
Other	(271)	(784)
Total non-operating income	2,926	3,017
Income before provision for income taxes	23,636	28,413
Provision for income taxes	8,135	10,155
Net income	15,501	18,258
Less: Net income attributable to redeemable noncontrolling interest	(360)	(204)
Net income attributable to common shareholders	$15,141	$18,054

Earnings per share attributable to common shareholders:
Basic	$0.34	$0.41
Diluted	$0.34	$0.41
Weighted average shares outstanding:
Basic	44,137	43,601
Diluted	44,882	44,386

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income attributable to common shareholders	$15,141	$18,054
Foreign currency translation (loss) gain, net of tax of zero	(662)	1,139
Net unrealized gain from available-for-sale securities, net of tax of zero	1,796	1,927
Reclassification to statements of operations of gain from available-for-sale securities, net of tax of zero	(491)	(687)
Total comprehensive income attributable to common shareholders	$15,784	$20,433

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Three Months Ended March 31, 2013 and 2012
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2012	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends	—	—	(8,092)	—	—	(8,092)	—	—
Issuance of common stock	7	146	—	—	—	153	—	802
Repurchase of common stock	—	—	—	—	(8,298)	(8,298)	—	(246)
Tax benefits associated with restricted stock units—net	—	2,760	—	—	—	2,760	—	—
Issuance of restricted stock units	—	823	—	—	—	823	—	—
Amortization of restricted stock units—net	—	4,445	—	—	—	4,445	—	—
Net income	—	—	18,054	—	—	18,054	204	—
Other comprehensive income, net of tax	—	—	—	2,379	—	2,379	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	23,444	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	33	—
Ending balance, March 31, 2012	$469	$410,747	$(73,101)	$2,154	$(97,533)	$242,736	$28,477	43,724

Beginning balance, January 1, 2013	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends	—	—	(9,113)	—	—	(9,113)	—	—
Issuance of common stock	7	151	—	—	—	158	—	700
Repurchase of common stock	—	—	—	—	(7,798)	(7,798)	—	(238)
Tax benefits associated with restricted stock units—net	—	1,998	—	—	—	1,998	—	—
Issuance of restricted stock units	—	826	—	—	—	826	—	—
Amortization of restricted stock units—net	—	4,854	—	—	—	4,854	—	—
Net income	—	—	15,141	—	—	15,141	360	—
Other comprehensive income, net of tax	—	—	—	643	—	643	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	18,890	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(1,754)	—
Ending balance, March 31, 2013	$477	$437,206	$(111,861)	$2,984	$(105,517)	$223,289	$70,684	44,225

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$15,501	$18,258
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	4,878	4,462
Amortization, deferred commissions	765	496
Depreciation and amortization	1,347	1,396
Deferred rent	480	(130)
Gain from trading securities - net	(1,624)	(1,721)
Equity in earnings of affiliates	(536)	(772)
Gain from available-for-sale securities - net	(491)	(687)
Deferred income taxes	3,471	4,913
Foreign currency loss	1,750	953
Changes in operating assets and liabilities:
Accounts receivable	(14,602)	(14,947)
Due from broker	(5,650)	(11,817)
Deferred commissions	(770)	(765)
Securities owned	(16,178)	(45,325)
Other assets	1,244	107
Accrued compensation	(17,939)	(16,851)
Securities sold but not yet purchased	(2,268)	5,224
Income tax payable	(3,459)	(2,264)
Other liabilities and accrued expenses	7,638	3,203
Net cash used in operating activities	(26,443)	(56,267)
Cash flows from investing activities:
Proceeds from redemption (purchases) of equity investments	294	(36)
Purchases of investments, available-for-sale	(2,231)	(8,624)
Proceeds from sales of investments, available-for-sale	3,510	9,869
Purchases of property and equipment	(1,416)	(1,054)
Net cash provided by investing activities	157	155
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	1,952	2,801
Issuance of common stock	134	137
Repurchase of common stock	(7,798)	(8,298)
Redemptions of redeemable noncontrolling interest	(1,754)	—
Contributions from redeemable noncontrolling interest	18,890	23,444
Net cash provided by financing activities	11,424	18,084
Net decrease in cash and cash equivalents	(14,862)	(38,028)
Effect of foreign exchange rate changes	(278)	809
Cash and cash equivalents, beginning of the period	95,412	127,824
Cash and cash equivalents, end of the period	$80,272	$90,605

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the three months ended March 31, 2013 and 2012, the Company paid taxes, net of tax refunds, of approximately $6,166,000 and $5,124,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the three months ended March 31, 2013 and 2012, the Company issued fully vested restricted stock units in the amount of $564,000 and $607,000, respectively. For the three months ended March 31, 2013 and 2012, the Company declared restricted stock unit dividend equivalents in the amount of approximately $262,000 and $217,000, respectively.

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
The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”), Cohen & Steers Asia Limited and Cohen & Steers UK Limited; Cohen & Steers Europe S.P.R.L. (formerly known as Cohen & Steers Europe S.A.) is a wholly-owned subsidiary of Cohen & Steers UK Limited (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.
Through CSCM, a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), the Company serves institutional and individual investors around the world. Founded in 1986, the Company is a leading global investment manager with a long history of innovation and a focus on real assets, including real estate, infrastructure and commodities. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and subadvised funds for other financial institutions. Through Securities, its registered broker/dealer, the Company provides distribution services for certain of its funds.

2. Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
Investments classified as equity investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of March 31, 2013, the Company's equity investments consisted of interests in funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
From time to time, the funds consolidated by the Company enter into derivative contracts to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in the Company's condensed consolidated statements of operations. The fair values of these instruments is recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition.
Additionally, from time to time, the Company enters into foreign exchange contracts to hedge its currency exposure related to client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in the Company's condensed consolidated statements of operations. The Company records these contracts as either assets or liabilities in due from broker or other liabilities and accrued expenses, respectively, in its condensed consolidated statements of financial condition.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party interests in the Company's consolidated entities. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is remeasured at redemption value which approximates the fair value at each reporting period.
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
Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the Company-sponsored open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the first quarter of 2013, the Company made payments of approximately $7.2 million associated with an additional compensation agreement entered into in connection with the offering of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed end mutual fund. These payments were reflected as expenses in distribution and service fees on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013.
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
Recently Issued Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to provide information about the amounts reclassified out of accumulated other

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This new guidance was effective for the Company's first quarter of 2013. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In January 2013, the FASB issued new guidance to clarify the scope of the offsetting disclosures associated with derivative and hedging transactions, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. This new guidance was effective for the Company's first quarter of 2013. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In October 2012, the FASB issued new guidance to make certain technical corrections to the FASB Accounting Standards Codification ("Codification"), which identifies when the use of fair value should be linked to the definition of fair value in Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The amendments affect various Codification topics and include source literature amendments, guidance clarification and reference corrections and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance were effective for the Company's first quarter of 2013. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In July 2012, the FASB issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance was effective for the Company's first quarter of 2013. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In December 2011, the FASB issued new guidance to create new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance was effective for the Company's first quarter of 2013. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2013 and December 31, 2012, goodwill was approximately $19,782,000 and $20,122,000, respectively. The Company’s goodwill decreased by $340,000 in the three months ended March 31, 2013 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2013 and December 31, 2012 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
March 31, 2013:
Amortized intangible assets:
Client relationships	69	$1,543	$(1,025)	$518
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,025)	$1,768
December 31, 2012:
Amortized intangible assets:
Client relationships	72	$1,543	$(1,003)	$540
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,003)	$1,790

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended March 31, 2013 and 2012, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2013	$67
2014	89
2015	89
2016	89
2017	89
Thereafter	95
Total	$518

4. Investments
The following is a summary of the Company's investments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Securities owned	$113,630	$97,155
Equity investments	8,349	8,106
Investments, available-for-sale	25,747	25,322

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading and equity investments
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had an initial closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not deemed the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment in this fund using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of March 31, 2013, the fair value of the Company's equity interest in GRP-TE was approximately $95,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of March 31, 2013, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
The Cohen & Steers Real Asset Fund (“RAP”), launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment manager. As of March 31, 2013, the Company had a controlling financial interest in RAP. Accordingly, the underlying assets and liabilities and results of operations of RAP have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
Prior to the sale of the Company's remaining interest in Cohen & Steers Global Listed Infrastructure Fund (“GLIF”) during June 2012, the Company owned the majority of the voting interest in GLIF. Accordingly, the underlying assets and liabilities and results of operations of GLIF had been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest for the three months ended March 31, 2012.
During 2008, the Company launched the Cohen & Steers Global Real Estate Long-Short Fund, L.P. (the “Onshore Fund”). As of March 31, 2013, the Company determined that the Onshore Fund was a VIE and the Company was the primary beneficiary. Therefore, the underlying assets and liabilities and results of operations of the Onshore Fund have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated Onshore Fund as of March 31, 2013 and December 31, 2012. The following assets may only be used to settle obligations of the Onshore Fund and these liabilities are only the obligations of the Onshore Fund for which the creditors do not have recourse to the general credit of the Company (in thousands):

	March 31, 2013	December 31, 2012
Assets:
Securities owned	$25,955	$26,002
Due from broker	10,956	12,358
Other assets	73	103
Total assets	$36,984	$38,463

Liabilities:
Securities sold but not yet purchased	$12,536	$14,685
Other liabilities	309	335
Total liabilities	$12,845	$15,020

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

As of March 31, 2013 and December 31, 2012, cash and cash equivalents included in due from broker in the condensed consolidated statements of financial condition related to the Company's consolidated funds, of approximately $12,541,000 and $13,880,000, respectively, was held at two brokers for the purpose of covering securities sold but not yet purchased.
The Cohen & Steers Global Real Estate Long-Short Offshore Fund, Ltd. (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership. The Company is the general partner and investment manager of the Offshore Fund for which it receives a management fee and is entitled to receive a performance fee, if earned. The Company determined that the Offshore Fund was not a VIE. The limited partners, unaffiliated with the Company, have the ability to dissolve the fund with a majority vote. As a result, the Company does not have financial control and the Offshore Fund is not consolidated into the Company's condensed consolidated financial statements. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore, as of March 31, 2013, records its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
The following is a summary of the fair value of securities owned and equity investments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Securities Owned	Equity Investments	Securities Owned	Equity Investments
GRP-CIP	$2,292	$—	$2,142	$—
GRP-TE	—	95	—	89
Offshore Fund	—	8,254	—	8,017
Onshore Fund	25,955	—	26,002	—
RAP	85,383	—	69,011	—
Total	$113,630	$8,349	$97,155	$8,106
Gain (loss) from trading securities—net for the three months ended March 31, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012
GLIF	$—	$21
GRP-CIP	—	—
Onshore Fund	1,621	2,136
RAP	3	(436)
Total gain from trading securities—net	$1,624	$1,721
Equity in earnings (losses) of affiliates for the three months ended March 31, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012
GRP-TE	$—	$—
Offshore Fund	536	772
Total equity in earnings of affiliates	$536	$772

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,107	$65	$(81)	$4,091
Common stocks	8,770	1,614	(92)	10,292
Company-sponsored mutual funds	10,200	1,164	—	11,364
Total investments, available-for-sale	$23,077	$2,843	$(173)	$25,747

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,351	$70	$(82)	$4,339
Common stocks	9,490	1,147	(249)	10,388
Company-sponsored mutual funds	10,100	495	—	10,595
Total investments, available-for-sale	$23,941	$1,712	$(331)	$25,322
Unrealized losses on investments, available-for-sale as of March 31, 2013 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of March 31, 2013, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three months ended March 31, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012
Proceeds from sales	$3,772	$12,156
Gross realized gains	539	853
Gross realized losses	(48)	(166)

5. Fair Value
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
Approximately $16,744,000 of securities owned classified as level 2 at December 31, 2012 were transfered to level 1 securities during the three months ended March 31, 2013. These securities were primarily comprised of investments in foreign common stocks valued at foreign exchange closing prices with no adjustments required for subsequent events or market movements.
The following table presents fair value measurements as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$38,190	$—	$—	$38,190
Due from broker*	$4,040	$—	$—	$4,040
Securities owned
Preferred securities	$2,369	$2,436	$—	$4,805
Common stocks	77,683	—	1,075	78,758
Fixed income securities	—	27,775	—	27,775
Limited partnership interest	—	—	2,292	2,292
Total securities owned	$80,052	$30,211	$3,367	$113,630
Equity investments **	$—	$8,254	$95	$8,349
Investments, available-for-sale
Preferred securities	$981	$31	$3,079	$4,091
Common stocks	10,292	—	—	10,292
Company-sponsored mutual funds	11,364	—	—	11,364
Total investments, available-for-sale	$22,637	$31	$3,079	$25,747
Derivatives - assets
Equity contracts	$70	$3	$—	$73
Foreign exchange contracts	—	1,946	—	1,946
Commodity contracts	376	—	—	376
Total derivatives - assets	$446	$1,949	$—	$2,395
Derivatives - liabilities
Equity contracts	$14	$102	$—	$116
Foreign exchange contracts	—	28	—	28
Commodity contracts	1,054	37	—	1,091
Credit contracts	—	29	—	29
Total derivatives - liabilities	$1,068	$196	$—	$1,264
Securities sold but not yet purchased - common stocks	$12,536	$—	$—	$12,536
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparable public companies. The limited partnership interest made during 2012 as a co-investment through GRP-CIP, along with the Company's interests in GRP-TE, represent the Company's collective ownership interests in private equity vehicles that invest directly in U.S. commercial real estate and were valued primarily based on the recent transaction value of the underlying investments.
Equity investments classified as level 2 in the above table represent the carrying amount of partnership interests in the Offshore Fund, which approximates its fair value based on the fund's net asset value. The fund makes long and short investments in listed real estate equity securities to maximize absolute and risk-adjusted returns with modest volatility. The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 30 days and there are no significant restrictions to redemption.
Equity investments classified as level 3 in the above table represent the carrying amount of a limited partnership interest in GRP-TE, which approximates the Company's ownership interests in private equity vehicles that invest directly in U.S. commercial real estate and was valued primarily based on the recent transaction value of the underlying investments.
Investments, available-for-sale classified as level 3 in the above table were comprised primarily of an auction rate preferred security which was measured at fair value using a third party pricing service which utilizes a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviews the fair value provided by the pricing service and confirms its understanding of the methodology utilized.

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
Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparable public companies. The limited partnership interest made during 2012 as a co-investment through GRP-CIP, along with the Company's interests in GRP-TE, represent the Company's collective ownership interests in private equity vehicles that invest directly in U.S. commercial real estate and were valued primarily based on the recent transaction value of the underlying investments.
Equity investments classified as level 2 in the above table primarily represent the carrying amount of partnership interests in the Offshore Fund, which approximates its fair value based on the fund's net asset value. The fund makes long and short investments in listed real estate equity securities to maximize absolute and risk-adjusted returns with modest volatility.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 30 days and there are no significant restrictions to redemption.
Investments, available-for-sale classified as level 3 in the above table were comprised primarily of an auction rate preferred security which was measured at fair value using a third party pricing service which utilizes a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviews the fair value provided by the pricing service and confirms its understanding of the methodology utilized.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2013 (in thousands):

	Securities Owned		Equity Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at January 1, 2013	$1,168	$2,142	$89	$3,080
Purchases	—	150	6	—
Sales	—	—	—	—
Realized gains	—	—	—	—
Unrealized losses	(93)	—	—	(1)
Balance at March 31, 2013	$1,075	$2,292	$95	$3,079

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2012 (in thousands):

	Securities Owned		Equity Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at January 1, 2012	$1,275	$—	$—	$4,150
Purchases	628	811	36	90
Sales	—	—	—	(1,175)
Realized gains	—	—	—	100
Unrealized gains	—	—	—	79	*
Balance at March 31, 2012	$1,903	$811	$36	$3,244

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
Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets (level 2).
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by the Company's valuation committee which is primarily comprised of senior members from various departments within the Company, including investment management. The valuation committee provides independent oversight of the valuation policies and procedures.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of March 31, 2013 were:

	Fair Value	Fair Value	Significant
	(in thousands)	Methodology	Unobservable Inputs	Range
Common shares of privately-held company	$1,075	Market comparable companies	Price / tangible book ratio Liquidity discount	1.07x - 1.09x 10%
Limited partnership interests	$2,292	Transaction value	Recent transaction price
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2012 were:

	Fair Value	Fair Value	Significant
	(in thousands)	Methodology	Unobservable Inputs	Range
Common shares of privately-held company	$1,168	Market comparable companies	Price / tangible book ratio	1.02x - 1.1x
Limited partnership interests	$2,142	Transaction value	Recent transaction price
The significant unobservable inputs related to common shares of a privately-held bank holding company utilized in the fair value measurement of the level 3 investments as of March 31, 2013 in the above table are the price to tangible book ratio and a discount for lack of liquidity. Significant changes in these inputs may result in a materially higher or lower fair value measurement. The disclosure in the above table excludes auction rate preferred securities for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by a third party pricing service.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at March 31, 2013 (in thousands):

	March 31, 2013
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	$7,549	$73	$15,403	$116
Total foreign exchange contracts	19,194	1,946	2,625	28
Total commodity contracts	12,148	376	26,412	1,091
Total credit contracts	—	—	1,500	29
Total derivatives	$38,891	$2,395	$45,940	$1,264
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at December 31, 2012 (in thousands):

	December 31, 2012
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	$9,608	$103	$4,942	$115
Total foreign exchange contracts	13,584	616	—	—
Total commodity contracts	17,817	336	10,954	492
Total credit contracts	—	—	1,500	20
Total derivatives	$41,009	$1,055	$17,396	$627
For the three months ended March 31, 2013 and 2012, the effect of derivative transactions was not material to the Company's condensed consolidated statements of operations. As of March 31, 2013, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $4,014,000 and $935,000, respectively, were held as collateral for futures, total return and credit default swaps. As of December 31, 2012, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $2,161,000 and $849,000, respectively, were held as collateral for futures, total return and credit default swaps.

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
No anti-dilutive common stock equivalents were excluded from the computation for the three months ended March 31, 2013 and 2012.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income	$15,501	$18,258
Less: Net income attributable to redeemable noncontrolling interest	(360)	(204)
Net income attributable to common shareholders	$15,141	$18,054
Basic weighted average shares outstanding	44,137	43,601
Dilutive potential shares from restricted stock units	745	785
Diluted weighted average shares outstanding	44,882	44,386
Basic earnings per share attributable to common shareholders	$0.34	$0.41
Diluted earnings per share attributable to common shareholders	$0.34	$0.41

8. Income Taxes
The provision for income taxes for the three months ended March 31, 2013 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35%, which included discrete items, the most significant of which was attributable to the launch costs of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the three months ended March 31, 2013 was approximately 37%. The effective tax rate for the three months ended March 31, 2012 was approximately 36%. The Company expects the tax rate for the full year 2013 to approximate 37%, excluding discrete items.
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

9. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2013, Securities had net capital of approximately $999,000, which exceeded its requirements by approximately $938,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Conduct Authority (formerly known as the United Kingdom Financial Securities Authority), and the Belgium Financial Services and Markets Authority (collectively, the “Foreign Regulated Entities”). As of March 31, 2013, the Foreign Regulated Entities had aggregate regulatory capital of approximately $46,516,000, which exceeded requirements by approximately $45,165,000. In February 2013, the Company completed a reorganization of Cohen & Steers Europe S.P.R.L., which resulted in funds moving to the U.S.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Investment advisory and administration fees	$44,067	$35,354
Distribution and service fees	3,434	2,501
	$47,501	$37,855
For the three months ended March 31, 2012, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $299,000 of advisory fees it was otherwise entitled to receive. There were no such fees waived for the three months ended March 31, 2013. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to 10 years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of March 31, 2013, there were no additional scheduled reductions in advisory fee waivers for any fund.
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2013 and 2012, expenses of approximately $2,061,000 and $1,521,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at March 31, 2013 and December 31, 2012 are receivables due from Company-sponsored mutual funds of approximately $20,413,000 and $18,133,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its business or financial condition.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest 5%, up to $25 million, of the total capital raised in GRP-TE, and such co-investment will be invested with GRP-TE for up to 12 years through the life of the fund. As of March 31, 2013, the Company has funded approximately $2.4 million with respect to this commitment. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP through June 2013, and the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. This unfunded commitment was not recorded on the Company's condensed consolidated statement of financial condition as of March 31, 2013.

12. Concentration of Credit Risk
The Company's cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that necessitated disclosures and/or adjustments.
On May 8, 2013, CNS declared quarterly dividend on its common stock in the amount of $0.20 per share. The dividend will be payable on June 26, 2013 to stockholders of record at the close of business on June 3, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and March 31, 2012. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview
Founded in 1986, we are a leading global investment manager with a long history of innovation and a focus on real assets, including real estate, infrastructure and commodities. We serve institutional and individual investors around the world.

Assets Under Management
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
Institutional Accounts
Assets under management, beginning of period	$24,850	$25,380
Inflows	246	1,070
Outflows	(590)	(2,433)
Net outflows	(344)	(1,363)
Market appreciation	1,575	2,591
Total increase	1,231	1,228
Assets under management, end of period	$26,081	$26,608
Average assets under management for period	$25,372	$25,884

Open-End Mutual Funds
Assets under management, beginning of period	$12,962	$9,619
Inflows	1,508	1,682
Outflows	(849)	(744)
Net inflows	659	938
Market appreciation	826	1,031
Total increase	1,485	1,969
Assets under management, end of period	$14,447	$11,588
Average assets under management for period	$13,788	$10,567

Closed-End Mutual Funds
Assets under management, beginning of period	$7,985	$6,285
Inflows	458	—
Outflows	—	—
Net inflows	458	—
Market appreciation	350	409
Total increase	808	409
Assets under management, end of period	$8,793	$6,694
Average assets under management for period	$8,251	$6,557

Total
Assets under management, beginning of period	$45,797	$41,284
Inflows	2,212	2,752
Outflows	(1,439)	(3,177)
Net inflows (outflows)	773	(425)
Market appreciation	2,751	4,031
Total increase	3,524	3,606
Assets under management, end of period	$49,321	$44,890
Average assets under management for period	$47,411	$43,008

Assets under management were $49.3 billion at March 31, 2013, compared with $44.9 billion at March 31, 2012. The increase was due to market appreciation of $5.8 billion, partially offset by net outflows of $1.4 billion during the prior twelve month period.
Average assets under management were $47.4 billion in the three months ended March 31, 2013, an increase of 10% from $43.0 billion in the three months ended March 31, 2012.
Institutional accounts
Institutional accounts assets under management were $26.1 billion at March 31, 2013, a decrease of 2% from $26.6 billion at March 31, 2012. The decrease in assets under management was due to net outflows of $4.1 billion, primarily from global/international real estate strategies associated with subadvisory relationships, partially offset by market appreciation of $3.5 billion during the prior twelve month period.
Average assets under management for institutional accounts were $25.4 billion in the three months ended March 31, 2013, a decrease of 2% from $25.9 billion in the three months ended March 31, 2012.
Net outflows for institutional accounts were $344 million in the three months ended March 31, 2013, compared with $1.4 billion in the three months ended March 31, 2012. Gross inflows were $246 million in the three months ended March 31, 2013, compared with $1.1 billion in the three months ended March 31, 2012. Gross outflows totaled $590 million in the three months ended March 31, 2013, compared with $2.4 billion in the three months ended March 31, 2012. Market appreciation was $1.6 billion in the three months ended March 31, 2013, compared with $2.6 billion in the three months ended March 31, 2012.
Open-end mutual funds
Open-end mutual fund assets under management were $14.4 billion at March 31, 2013, an increase of 25% from $11.6 billion at March 31, 2012. The increase in assets under management was due to market appreciation of $1.7 billion and net inflows of $1.2 billion, primarily from the preferred securities strategy, during the prior twelve month period.
Average assets under management for open-end mutual funds were $13.8 billion in the three months ended March 31, 2013, an increase of 30% from $10.6 billion in the three months ended March 31, 2012.
Net inflows for open-end mutual funds were $659 million in the three months ended March 31, 2013, compared with $938 million in the three months ended March 31, 2012. Gross inflows were $1.5 billion in the three months ended March 31, 2013, compared with $1.7 billion in the three months ended March 31, 2012. Gross outflows totaled $849 million in the three months ended March 31, 2013, compared with $744 million in the three months ended March 31, 2012. Market appreciation was $826 million in the three months ended March 31, 2013, compared with $1.0 billion in the three months ended March 31, 2012.
Closed-end mutual funds
Closed-end mutual funds assets under management were $8.8 billion at March 31, 2013, an increase of 31% from $6.7 billion at March 31, 2012. The increase in assets under management was due to net inflows of $1.5 billion, primarily from the launches of Cohen & Steers Limited Duration Preferred and Income Fund, Inc. ("LDP") and Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE"), and market appreciation of $637 million during the prior twelve month period.
Average assets under management for closed-end mutual funds were $8.3 billion in the three months ended March 31, 2013, an increase of 26% from $6.6 billion in the three months ended March 31, 2012.
Closed-end mutual funds had inflows of $458 million in the three months ended March 31, 2013 from the launch of MIE. Market appreciation was $350 million in the three months ended March 31, 2013, compared with $409 million in the three months ended March 31, 2012.

Results of Operations
Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

	Three Months Ended March 31,
(in thousands)	2013	2012
Results of operations
Total revenue	$72,459	$63,730
Total expenses	(51,749)	(38,334)
Total non-operating income	2,926	3,017
Income before provision for income taxes	$23,636	$28,413

Revenue
Total revenue increased 14% to $72.5 million in the three months ended March 31, 2013 from $63.7 million in the three months ended March 31, 2012. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management. Average assets under management in the three months ended March 31, 2013 were $47.4 billion compared with $43.0 billion in the three months ended March 31, 2012.
In the three months ended March 31, 2013, total investment advisory and administration revenue from institutional accounts decreased 6% to $21.3 million from $22.8 million in the three months ended March 31, 2012. The decrease in institutional account revenue was primarily attributable to lower average assets under management resulting from net outflows of $4.1 billion, primarily from global/international real estate strategies associated with subadvisory relationships, partially offset by market appreciation of $3.5 billion during the prior twelve month period. Average assets under management for institutional accounts in the three months ended March 31, 2013 were $25.4 billion compared with $25.9 billion in the three months ended March 31, 2012.

In the three months ended March 31, 2013, total investment advisory and administration revenue from open-end mutual funds increased 24% to $27.1 million from $21.8 million in the three months ended March 31, 2012. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from market appreciation of $1.7 billion and net inflows of $1.2 billion, primarily from the preferred securities strategy, during the prior twelve month period. Average assets under management for open-end mutual funds in the three months ended March 31, 2013 were $13.8 billion compared with $10.6 billion in the three months ended March 31, 2012.
In the three months ended March 31, 2013, total investment advisory and administration revenue from closed-end mutual funds increased 25% to $17.0 million from $13.6 million in the three months ended March 31, 2012. The increase in closed-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $1.5 billion, primarily from the launches of LDP and MIE, and market appreciation of $637 million during the prior twelve month period. Average assets under management for closed-end mutual funds in the three months ended March 31, 2013 were $8.3 billion compared with $6.6 billion in the three months ended March 31, 2012.
In the three months ended March 31, 2013, total distribution and service fee revenue increased 37% to $3.4 million from $2.5 million in the three months ended March 31, 2012. The increase was primarily due to higher levels of average assets under management in 2013.
In the three months ended March 31, 2013, total portfolio consulting and other revenue increased 18% to $3.6 million from $3.1 million in the three months ended March 31, 2012. The increase was primarily attributable to higher average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 35% to $51.7 million in the three months ended March 31, 2013 from $38.3 million in the three months ended March 31, 2012, primarily due to increases in employee compensation and benefits, distribution and service fees and general and administrative expenses.

Employee compensation and benefits increased 8% to $23.4 million in the three months ended March 31, 2013 from $21.7 million in the three months ended March 31, 2012, primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $1.6 million.
Distribution and service fee expenses increased 142% to $15.1 million in the three months ended March 31, 2013 from $6.2 million in the three months ended March 31, 2012. The three months ended March 31, 2013 results included approximately $7.2 million of distribution costs associated with the launch of MIE. After adjusting for these costs, distribution and service fee expenses would have been $7.9 million. The increase was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 31% to $11.2 million in the three months ended March 31, 2013 from $8.5 million in the three months ended March 31, 2012. The increase was primarily due to higher professional fees of approximately $1.2 million, higher rent of approximately $667,000 resulting from the extension of the lease for our corporate headquarters in New York City and higher information technology costs of approximately $284,000 resulting from upgrades to our infrastructure, including application development.
Non-operating Income
Non-operating income was $2.9 million in the three months ended March 31, 2013, compared with $3.0 million in the three months ended March 31, 2012. The decrease was primarily a reduction in earnings from our seed investments.
Income Taxes
We recorded an income tax expense of $8.1 million in the three months ended March 31, 2013, compared with $10.2 million in the three months ended March 31, 2012. The provision for income taxes in the three months ended March 31, 2013 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35%, which included discrete items, the most significant of which was attributable to the launch costs for MIE. Excluding the discrete items, the effective tax rate for the three months ended March 31, 2013 was approximately 37%. The effective tax rate for the three months ended March 31, 2012 was approximately 36%. We expect our tax rate for the full year 2013 to approximate 37%, excluding discrete items.

Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 48% and 50% of total assets as of March 31, 2013 and December 31, 2012, respectively, excluding investments classified as level 3 in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
Included in equity investments was approximately $8.3 million and $8.0 million invested in our offshore global real estate long-short fund which was classified as level 2 investments at March 31, 2013 and December 31, 2012, respectively. See Note 4 to the condensed consolidated financial statements relating to investments.
Cash and cash equivalents decreased by $14.9 million, excluding the effect of foreign exchange rate changes, in the three months ended March 31, 2013. Net cash used in operating activities was $26.4 million in the three months ended March 31, 2013. Net cash of $157,000 was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $3.5 million, partially offset by purchases of $2.2 million of investments, available-for-sale and purchases of $1.4 million of property and equipment. Net cash of $11.4 million was provided by financing activities, primarily from contributions from redeemable noncontrolling interest of $18.9 million and excess tax benefits associated with the delivery of restricted stock units of $2.0 million, partially offset by repurchases of common stock of $7.8 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and redemptions of redeemable noncontrolling interest of $1.8 million.
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
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2013, we exceeded our minimum regulatory capital requirements by approximately $938,000. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Conduct Authority (formerly known as the United Kingdom Financial Securities Authority), and the Belgium Financial Services and Markets Authority. At March 31, 2013, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $45.2 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $59.0 million held by our foreign subsidiaries as of March 31, 2013, including amounts held by Cohen & Steers Europe S.P.R.L. ("CSE") (formerly known as Cohen & Steers Europe S.A.). In February 2013, we completed a reorganization of CSE, which resulted in funds moving to the U.S. This transaction did not impact the accounting for income taxes as of March 31, 2013. Other than as mentioned above, it is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest 5%, up to $25 million, of the total capital raised in Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), a global private equity multimanager fund that had an initial closing on October 4, 2011. As of March 31, 2013, we have funded approximately $2.4 million with respect to this commitment. Our investment with GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The ultimate co-investment amount and actual timing of the funding of this commitment is currently unknown, as the co-investment amount will be based on investor commitments to GRP-TE through June 2013, and the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statement of financial condition as of March 31, 2013.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of March 31, 2013. The following summarizes our contractual obligations as of March 31, 2013 (in thousands):

	2013	2014	2015	2016	2017	2018 and after	Total
Operating leases	$6,045	$7,849	$8,965	$8,729	$8,447	$55,768	$95,803
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

A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial position. Management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the annual audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
Consolidation
We consolidate operating entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which our ownership ranges from 20 to 50 percent, or in instances in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are the primary beneficiary. We provide for noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100 percent.
A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. Investments and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. We assess whether entities in which we have an interest are VIEs upon initial involvement and at each reporting date. We assess whether we are the primary beneficiary of any VIEs identified by evaluating our economic interests in the entity held either directly by us and our affiliates or indirectly through employees. See Note 4 for further discussion about our investments.
Investments
We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determination at each statement of financial condition date.
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities—net reported in our condensed consolidated statements of operations.
Investments classified as equity investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income or loss for the period. As of March 31, 2013, our equity investments consisted of interests in funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
From time to time, our consolidated funds enter into derivative contracts to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in our condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in our condensed consolidated statements of financial condition.
Additionally, from time to time, we enter into foreign exchange contracts to hedge our currency exposure related to client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in our condensed consolidated statements of operations. We record these contracts as either assets or liabilities in due from broker or other liabilities and accrued expenses, respectively, in our condensed consolidated statements of financial condition.
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
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This new guidance was effective for the first quarter of our 2013 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In January 2013, the FASB issued new guidance to clarify the scope of the offsetting disclosures associated with derivative and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. This new guidance was effective for the first quarter of our 2013 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In October 2012, the FASB issued new guidance to make certain technical corrections to the Codification, which identifies when the use of fair value should be linked to the definition of fair value in ASC 820. The amendments affect various Codification topics and include source literature amendments, guidance clarification and reference corrections and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance were effective for the first quarter of our 2013 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In July 2012, the FASB issued new guidance to simplify how entities test indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the second step to measure the amount of the impairment loss, if any. This new guidance was effective for the first quarter of our 2013 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In December 2011, the FASB issued new guidance to create new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance was effective for the first quarter of our 2013 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2012, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our annual report on Form 10-K for the year ended December 31, 2012.

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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2013 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings
From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that we believe could have a material adverse effect on our business or financial condition. From time to time, we receive subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is our policy to cooperate fully with such inquiries.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see Part 1, Item 1A of our 2012 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2013, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2013	234,912	(1)	$32.70	—	—
February 1 through February 28, 2013	1,088	(1)	$32.98	—	—
March 1 through March 31, 2013	2,320	(1)	$34.90	—	—
Total	238,320		$32.72	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	May 9, 2013	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)