Form 10-Q
period 2013-06-30
COHEN & STEERS INC
filed 2013-08-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 6, 2013 was 44,241,439.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Six Months Ended June 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II.	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures		39
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$107,465	$95,412
Securities owned ($26,002)* ($12,357 and $849)**	99,638	97,155
Equity investments	7,532	8,106
Investments, available-for-sale	14,010	25,322
Accounts receivable	45,762	44,397
Due from broker ($12,358)*	31,561	17,617
Property and equipment—net	9,264	9,103
Goodwill	19,950	20,122
Intangible assets—net	1,746	1,790
Deferred income tax asset—net	8,978	10,171
Other assets ($103)*	7,295	8,120
Total assets	$353,201	$337,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$13,356	$25,845
Securities sold but not yet purchased ($14,685)*	—	14,685
Income tax payable	9,746	8,836
Other liabilities and accrued expenses ($335)*	23,078	18,181
Total liabilities	46,180	67,547
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	72,609	53,188
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 47,717,465 and 47,002,117 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	477	470
Additional paid-in capital	443,623	429,377
Accumulated deficit	(105,670)	(117,889)
Accumulated other comprehensive income, net of tax	1,603	2,341
Less: Treasury stock, at cost, 3,480,161 and 3,239,093 shares at June 30, 2013 and December 31, 2012 respectively	(105,621)	(97,719)
Total stockholders’ equity	234,412	216,580
Total liabilities and stockholders’ equity	$353,201	$337,315
_________________________
* Asset and liability amounts in parentheses represent the consolidated balances at December 31, 2012 attributable to the Cohen & Steers Global Real Estate Long-Short Fund, L.P., which was a variable interest entity as of December 31, 2012.
** Pledged as collateral as of June 30, 2013 and December 31, 2012, respectively, attributable to the consolidated balances of Cohen & Steers Real Assets Fund and Cohen & Steers Active Commodities Fund, LP.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Investment advisory and administration fees	$70,353	$59,687	$135,747	$117,842
Distribution and service fees	3,741	2,747	7,175	5,248
Portfolio consulting and other	3,702	4,998	7,333	8,072
Total revenue	77,796	67,432	150,255	131,162
Expenses:
Employee compensation and benefits	24,895	22,927	48,272	44,595
Distribution and service fees	9,677	6,535	24,758	12,772
General and administrative	12,517	9,923	23,696	18,460
Depreciation and amortization	1,340	1,438	2,687	2,834
Amortization, deferred commissions	810	545	1,575	1,041
Total expenses	49,239	41,368	100,988	79,702
Operating income	28,557	26,064	49,267	51,460
Non-operating income:
Interest and dividend income—net	743	669	1,289	1,290
Loss from trading securities—net	(10,963)	(2,469)	(9,339)	(748)
Gain (loss) from available-for-sale securities—net	837	(84)	1,328	603
Equity in (losses) earnings of affiliates	(427)	(129)	109	643
Other	(368)	21	(639)	(763)
Total non-operating (loss) income	(10,178)	(1,992)	(7,252)	1,025
Income before provision for income taxes	18,379	24,072	42,015	52,485
Provision for income taxes	9,870	9,045	18,005	19,200
Net income	8,509	15,027	24,010	33,285
Less: Net loss attributable to redeemable noncontrolling interest	6,773	1,052	6,413	848
Net income attributable to common shareholders	$15,282	$16,079	$30,423	$34,133

Earnings per share attributable to common shareholders:
Basic	$0.34	$0.37	$0.69	$0.78
Diluted	$0.34	$0.36	$0.68	$0.77
Weighted average shares outstanding:
Basic	44,306	43,808	44,222	43,705
Diluted	45,002	44,393	44,942	44,390

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common shareholders	$15,282	$16,079	$30,423	$34,133
Foreign currency translation gain (loss), net of tax of zero	319	(1,953)	(343)	(814)
Net unrealized (loss) gain from available-for-sale securities, net of tax of zero	(863)	65	933	1,992
Reclassification to statements of operations of (gain) loss from available-for-sale securities, net of tax of zero	(837)	84	(1,328)	(603)
Total comprehensive income attributable to common shareholders	$13,901	$14,275	$29,685	$34,708

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Six Months Ended June 30, 2013 and 2012
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2012	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends	—	—	(16,159)	—	—	(16,159)	—	—
Issuance of common stock	7	284	—	—	—	291	—	822
Repurchase of common stock	—	—	—	—	(8,389)	(8,389)	—	(249)
Tax benefits associated with restricted stock units—net	—	2,842	—	—	—	2,842	—	—
Issuance of restricted stock units	—	1,112	—	—	—	1,112	—	—
Amortization of restricted stock units—net	—	9,007	—	—	—	9,007	—	—
Net income (loss)	—	—	34,133	—	—	34,133	(848)	—
Other comprehensive income, net of tax	—	—	—	575	—	575	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(1,121)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	30,064	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	33	—
Ending balance, June 30, 2012	$469	$415,818	$(65,089)	$350	$(97,624)	$253,924	$32,924	43,741

Beginning balance, January 1, 2013	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends	—	—	(18,204)	—	—	(18,204)	—	—
Issuance of common stock	7	286	—	—	—	293	—	715
Repurchase of common stock	—	—	—	—	(7,902)	(7,902)	—	(241)
Tax benefits associated with restricted stock units—net	—	2,122	—	—	—	2,122	—	—
Issuance of restricted stock units	—	1,140	—	—	—	1,140	—	—
Amortization of restricted stock units—net	—	10,708	—	—	—	10,708	—	—
Forfeitures of vested restricted stock units	—	(10)	—	—	—	(10)	—	—
Net income (loss)	—	—	30,423	—	—	30,423	(6,413)	—
Other comprehensive loss, net of tax	—	—	—	(738)	—	(738)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	36,498	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(10,664)	—
Ending balance, June 30, 2013	$477	$443,623	$(105,670)	$1,603	$(105,621)	$234,412	$72,609	44,237

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$24,010	$33,285
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	10,752	9,041
Amortization, deferred commissions	1,575	1,041
Depreciation and amortization	2,687	2,834
Deferred rent	969	(267)
Loss from trading securities - net	9,339	748
Equity in earnings of affiliates	(109)	(643)
Gain from available-for-sale securities - net	(1,328)	(603)
Deferred income taxes	1,092	3,316
Foreign currency loss	930	564
Changes in operating assets and liabilities:
Accounts receivable	(2,296)	(7,986)
Due from broker	(13,088)	(7,474)
Deferred commissions	(1,746)	(1,415)
Securities owned	(12,532)	(47,405)
Other assets	996	431
Accrued compensation	(12,011)	(9,239)
Securities sold but not yet purchased	(14,685)	1,662
Income tax payable	1,145	1,392
Other liabilities and accrued expenses	3,885	4,245
Net cash used in operating activities	(415)	(16,473)
Cash flows from investing activities:
Proceeds from redemptions (purchases) of equity investments	683	(43)
Purchases of investments, available-for-sale	(5,464)	(13,904)
Proceeds from sales of investments, available-for-sale	17,756	17,067
Purchases of property and equipment	(2,826)	(1,559)
Net cash provided by investing activities	10,149	1,561
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	1,981	2,817
Issuance of common stock	250	255
Repurchase of common stock	(7,902)	(8,389)
Dividends to stockholders	(17,703)	(15,747)
Redemptions of redeemable noncontrolling interest	(10,664)	(1,121)
Contributions from redeemable noncontrolling interest	36,498	30,064
Net cash provided by financing activities	2,460	7,879
Net increase (decrease) in cash and cash equivalents	12,194	(7,033)
Effect of foreign exchange rate changes	(141)	(518)
Cash and cash equivalents, beginning of the period	95,412	127,824
Cash and cash equivalents, end of the period	$107,465	$120,273

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the six months ended June 30, 2013 and 2012, the Company paid taxes, net of tax refunds, of approximately $13,784,000 and $11,644,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the six months ended June 30, 2013 and 2012, the Company issued fully vested restricted stock units in the amount of $639,000 and $701,000, respectively. For the six months ended June 30, 2013 and 2012, the Company declared restricted stock unit dividend equivalents in the amount of approximately $501,000 and $412,000, respectively.

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
Investments classified as equity investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of June 30, 2013, the Company's equity investments consisted of interests in funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
Additionally, from time to time, the Company enters into foreign exchange contracts to hedge its currency exposure related to client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in the Company's condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition.
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
Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the Company-sponsored open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the first quarter of 2013, the Company made payments of approximately $7.2 million associated with an additional compensation agreement entered into in connection with the offering of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed end mutual fund. These payments were reflected as expenses in distribution and service fees on the accompanying condensed consolidated statements of operations for the six months ended June 30, 2013.
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
Recently Issued Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

loss, or a tax credit carryfoward exists. An entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). This new guidance will be effective for the Company's first quarter of 2014. The Company does not anticipate that the adoption of this new guidance will have a material impact on the Company's condensed consolidated financial statements.
In February 2013, the FASB issued new guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This new guidance was effective for the Company's first quarter of 2013. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
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

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2013 and December 31, 2012, goodwill was approximately $19,950,000 and $20,122,000, respectively. The Company’s goodwill decreased by $172,000 in the six months ended June 30, 2013 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2013 and December 31, 2012 (in thousands):

	Remaining Amortization Period (In Months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2013:
Amortized intangible assets:
Client relationships	66	$1,543	$(1,047)	$496
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,047)	$1,746
December 31, 2012:
Amortized intangible assets:
Client relationships	72	$1,543	$(1,003)	$540
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,003)	$1,790

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended June 30, 2013 and 2012, respectively, and approximately $44,000 for both the six months ended June 30, 2013 and 2012, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2013	$45
2014	89
2015	89
2016	89
2017	89
Thereafter	95
Total	$496

4. Investments
The following is a summary of the Company's investments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Securities owned	$99,638	$97,155
Equity investments	7,532	8,106
Investments, available-for-sale	14,010	25,322

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading and equity investments
The Cohen & Steers Active Commodities Fund, LP (“ACOM”), launched by the Company in April 2013, is structured as a partnership. The Company is the investment manager of ACOM for which it receives a management fee. As of June 30, 2013, the Company owned all of the voting interest in ACOM. Accordingly, the underlying assets and liabilities and results of operations of ACOM have been included in the Company's condensed consolidated financial statements.
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had an initial closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not deemed the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment in this fund using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of June 30, 2013, the fair value of the Company's equity interest in GRP-TE was approximately $96,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of June 30, 2013, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
During 2008, the Company launched the Cohen & Steers Global Real Estate Long-Short Fund, L.P. (the “Onshore Fund”) which is structured as a partnership. The Company is the general partner and investment manager of the Onshore Fund. As of June 30, 2013, the Company owned the majority of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities and results of operations of the Onshore Fund have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. The Onshore Fund had been identified as a VIE and the Company was the primary beneficiary until March 31, 2013. During April 2013, the unaffiliated limited partner redeemed all of its partnership interest from the Onshore Fund, which left the Company, with affiliated employees, owning 100% of the voting interests. As a result, the Onshore Fund is no longer a VIE because the interest holders' voting rights are proportionate with their rights to receive returns or obligation to absorb losses. The Onshore Fund continues to be consolidated.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated Onshore Fund as of December 31, 2012. As of December 31, 2012, the following assets were available only to settle obligations of the Onshore Fund and these liabilities were only the obligations of the Onshore Fund for which the creditors do not have recourse to the general credit of the Company (in thousands):

December 31, 2012
Assets:
Securities owned	$26,002
Due from broker	12,358
Other assets	103
Total assets	$38,463

Liabilities:
Securities sold but not yet purchased	$14,685
Other liabilities	335
Total liabilities	$15,020

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Cohen & Steers Global Real Estate Long-Short Offshore Fund, Ltd. (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership. The Company is the general partner and investment manager of the Offshore Fund for which it receives a management fee and is entitled to receive a performance fee, if earned. The Company determined that the Offshore Fund was not a VIE. The limited partners, unaffiliated with the Company, have the ability to dissolve the fund with a majority vote. As a result, the Company does not have financial control and the Offshore Fund is not consolidated into the Company's condensed consolidated financial statements. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore, as of June 30, 2013, records its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
The Cohen & Steers Real Asset Fund (“RAP”), launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment manager. As of June 30, 2013, the Company had a controlling financial interest in RAP. Accordingly, the underlying assets and liabilities and results of operations of RAP have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
Prior to the sale of the Company's remaining interest in Cohen & Steers Global Listed Infrastructure Fund (“GLIF”) during June 2012, the Company owned the majority of the voting interest in GLIF. Accordingly, the results of operations of GLIF had been included in the Company's condensed consolidated financial statements for the three and six months ended June 30, 2012.
The following is a summary of the fair value of securities owned and equity investments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Securities Owned	Equity Investments	Securities Owned	Equity Investments
ACOM	$8,500	$—	$—	$—
GRP-CIP	2,210	—	2,142	—
GRP-TE	—	96	—	89
Offshore Fund	—	7,436	—	8,017
Onshore Fund	413	—	26,002	—
RAP	88,515	—	69,011	—
Total	$99,638	$7,532	$97,155	$8,106
Gain (loss) from trading securities—net for the three and six months ended June 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
ACOM	$(626)	$—	$(626)	$—
GLIF	—	121	—	142
GRP-CIP	(23)	9	(23)	9
Onshore Fund	(1,100)	(282)	521	1,854
RAP	(9,214)	(2,317)	(9,211)	(2,753)
Total loss from trading securities—net	$(10,963)	$(2,469)	$(9,339)	$(748)

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Equity in earnings (losses) of affiliates for the three and six months ended June 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GRP-TE	$—	$—	$—	$—
Offshore Fund	(427)	(129)	109	643
Total equity in (losses) earnings of affiliates	$(427)	$(129)	$109	$643
Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,119	$33	$(80)	$4,072
Common stocks	8,748	1,267	(285)	9,730
Company-sponsored mutual funds	199	9	—	208
Total investments, available-for-sale	$13,066	$1,309	$(365)	$14,010

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,351	$70	$(82)	$4,339
Common stocks	9,490	1,147	(249)	10,388
Company-sponsored mutual funds	10,100	495	—	10,595
Total investments, available-for-sale	$23,941	$1,712	$(331)	$25,322
Unrealized losses on investments, available-for-sale as of June 30, 2013 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of June 30, 2013, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and six months ended June 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$13,984	$5,005	$17,756	$17,161
Gross realized gains	1,024	289	1,563	1,142
Gross realized losses	(187)	(373)	(235)	(539)

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
Approximately $16,744,000 of securities owned classified as level 2 at December 31, 2012 were transfered to level 1 securities during the six months ended June 30, 2013. These securities were primarily comprised of investments in foreign common stocks valued at foreign exchange closing prices with no adjustments required for subsequent events or market movements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$45,335	$—	$—	$45,335
Due from broker*	$5,387	$—	$—	$5,387
Securities owned
Preferred securities	$2,826	$1,767	$—	$4,593
Common stocks	54,835	555	413	55,803
Fixed income securities	—	37,032	—	37,032
Limited partnership interests	—	—	2,210	2,210
Total securities owned	$57,661	$39,354	$2,623	$99,638
Equity investments **	$—	$7,436	$96	$7,532
Investments, available-for-sale
Preferred securities	$980	$—	$3,092	$4,072
Common stocks	9,730	—	—	9,730
Company-sponsored mutual funds	208	—	—	208
Total investments, available-for-sale	$10,918	$—	$3,092	$14,010
Derivatives - assets
Foreign exchange contracts	$—	$159	$—	$159
Commodity contracts	826	—	—	826
Total derivatives - assets	$826	$159	$—	$985
Derivatives - liabilities
Foreign exchange contracts	$—	$132	$—	$132
Commodity contracts	2,905	—	—	2,905
Total derivatives - liabilities	$2,905	$132	$—	$3,037
_________________________
*    Comprised of investments in money market funds.
**    Comprised of investments accounted for using the equity method of accounting.
Securities owned classified as level 2 in the above table was primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.
Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparable public companies. The limited partnership interests represent co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in private real estate funds which are valued based on the net asset values of the underlying funds and direct investments in real estate which are generally valued using a discounted cash flow model. The methodology used to value the investments held by GRP-CIP was changed in the current period as the transaction cost was no longer a reasonable approximation of value due to the passage of time.
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
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Securities Owned		Equity Investments	Investments, available-for-sale	Securities Owned		Equity Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at beginning of period	$1,075	$2,292	$95	$3,079	$1,168	$2,142	$89	$3,080
Purchases / contributions	—	53	1	—	—	203	7	—
Sales / distributions	(419)	(113)	—	—	(419)	(113)	—	—
Realized losses	(211)	—	—	—	(211)	—	—	—
Unrealized (losses) gains *	(32)	(22)	—	13	(125)	(22)	—	12
Balance at end of period	$413	$2,210	$96	$3,092	$413	$2,210	$96	$3,092

_________________________
*    Pertains to unrealized (losses) gains from securities held at June 30, 2013.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012						Six Months Ended June 30, 2012
	Securities Owned			Equity Investments	Investments, available-for-sale		Securities Owned			Equity Investments	Investments, available-for-sale
	Common Stocks		Limited Partnership Interests	GRP-TE	Preferred Securities		Common Stocks		Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at beginning of period	$1,903		$811	$36	$3,244		$1,275		$—	$—	$4,150
Purchases / contributions	—		167	7	22		628		978	43	112
Sales / distributions	—		—	—	(38)		—		—	—	(1,213)
Realized gains	—		—	—	—		—		—	—	100
Unrealized gains **	68		16	—	578		68		16	—	657
Transfers out of level 3 investments	(628)	*	—	—	(53)	^	(628)	*	—	—	(53)	^
Balance at end of period	$1,343		$994	$43	$3,753		$1,343		$994	$43	$3,753

_________________________
*    Transfered from level 3 to level 2 because observable market data became available for the securities at June 30, 2012.

^	Transfered from level 3 to level 1 because securities started trading actively on an exchange during the six months ended June 30, 2012.
**    Pertains to unrealized gains from securities held at June 30, 2012.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of June 30, 2013 were:

	Fair Value	Fair Value	Significant
	(in thousands)	Methodology	Unobservable Inputs	Range
Common shares of privately-held company	$413	Market comparable companies	Price / tangible book ratio Liquidity discount	1.07x 30.2%
Limited partnership interests - direct investments in real estate	$2,101	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	8.5% - 15% 8% - 9% $14.50 - 21.00 psf
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
Changes in the significant unobservable inputs in the tables above may result in a materially higher or lower fair value measurement. The disclosure in the above tables excludes auction rate preferred securities for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by a third party pricing service. The disclosure in the above tables also excludes the Company's ownership interests in limited partnership vehicles that invest in private real estate funds which are valued based on the net asset values of the underlying funds.

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at June 30, 2013 (in thousands):

	June 30, 2013
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$10,764	$159	$6,433	$132
Total commodity contracts	23,480	826	50,608	2,905
Total derivatives	$34,244	$985	$57,041	$3,037

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
As of June 30, 2013, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $2,467,000 and $12,357,000, respectively, were held as collateral for futures. As of December 31, 2012, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $2,161,000 and $849,000, respectively, were held as collateral for futures, total return and credit default swaps.
Gains and losses from derivative financial instruments for the three and six months ended June 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity contracts	$(184)	$115	$(584)	$80
Foreign exchange contracts	27	—	1,329	591
Commodity contracts	(3,747)	(1,022)	(3,840)	(1,120)
Credit contracts	(10)	18	(21)	(7)
Total derivatives	$(3,914)	$(889)	$(3,116)	$(456)

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
No anti-dilutive common stock equivalents were excluded from the computation for the three and six months ended June 30, 2013 and 2012.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$8,509	$15,027	$24,010	$33,285
Less: Net loss attributable to redeemable noncontrolling interest	6,773	1,052	6,413	848
Net income attributable to common shareholders	$15,282	$16,079	$30,423	$34,133
Basic weighted average shares outstanding	44,306	43,808	44,222	43,705
Dilutive potential shares from restricted stock units	696	585	720	685
Diluted weighted average shares outstanding	45,002	44,393	44,942	44,390
Basic earnings per share attributable to common shareholders	$0.34	$0.37	$0.69	$0.78
Diluted earnings per share attributable to common shareholders	$0.34	$0.36	$0.68	$0.77

8. Income Taxes
The provision for income taxes for the six months ended June 30, 2013 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37%, which included discrete items, the most significant of which was attributable to the launch costs of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the six months ended June 30, 2013 was approximately 38%. The effective tax rate for the three months ended June 30, 2013 was approximately 39%. The effective tax rate for each of the three and six months ended June 30, 2012 was approximately 36%. The Company expects the tax rate for the full year 2013 to approximate 38%, excluding discrete items.
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

9. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2013, Securities had net capital of approximately $1,180,000, which exceeded its requirements by approximately $1,121,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company (collectively, the “Foreign Regulated Entities”) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Conduct Authority (formerly known as the United Kingdom Financial Securities Authority), and the Belgium Financial Services and Markets Authority. As of June 30, 2013, the Foreign Regulated Entities had aggregate regulatory capital of approximately $51,066,000, which exceeded requirements by approximately $49,566,000. In February 2013, the Company completed a reorganization of Cohen & Steers Europe S.P.R.L. which resulted in funds moving to the U.S.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated open-end and closed-end mutual funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment advisory and administration fees	$49,054	$37,492	$93,121	$72,846
Distribution and service fees	3,741	2,747	7,175	5,248
	$52,795	$40,239	$100,296	$78,094
For the six months ended June 30, 2012, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $299,000 of advisory fees it was otherwise entitled to receive. There were no such fees waived for the three and six months ended June 30, 2013 or for the three months ended June 30, 2012. These investment advisory agreements contractually require the Company to waive a portion of the advisory fees the Company otherwise would charge for up to 10 years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of June 30, 2013, there were no additional scheduled reductions in advisory fee waivers for any fund.
Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and six months ended June 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$10,613	$—	$10,613	$103
Gross realized gains	613	—	613	4
Dividend income	—	—	—	2
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2013 and 2012, expenses of approximately $2,663,000 and $2,000,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2013 and 2012, expenses of approximately $4,724,000 and $3,521,000, respectively, were incurred.
Included in accounts receivable at June 30, 2013 and December 31, 2012 are receivables due from Company-sponsored mutual funds of approximately $19,451,000 and $18,133,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its business or financial condition.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million in GRP-TE, and such co-investment will be invested with GRP-TE for up to 12 years through the life of the fund. As of June 30, 2013, the Company has funded approximately $2.3 million with respect to this commitment. The actual timing of the funding of this commitment is currently unknown, as the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

GRP invests. This unfunded commitment was not recorded on the Company's condensed consolidated statement of financial condition as of June 30, 2013.

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
On August 7, 2013, CNS declared quarterly dividend on its common stock in the amount of $0.20 per share. The dividend will be payable on September 27, 2013 to stockholders of record at the close of business on September 6, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and June 30, 2012. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Institutional Accounts
Assets under management, beginning of period	$26,081	$26,608	$24,850	$25,380
Inflows	277	296	523	1,366
Outflows	(1,366)	(1,785)	(1,956)	(4,218)
Net outflows	(1,089)	(1,489)	(1,433)	(2,852)
Market (depreciation) appreciation	(454)	480	1,121	3,071
Total (decrease) increase	(1,543)	(1,009)	(312)	219
Assets under management, end of period	$24,538	$25,599	$24,538	$25,599
Average assets under management for period	$26,082	$25,496	$25,727	$25,690

Open-End Mutual Funds
Assets under management, beginning of period	$14,447	$11,588	$12,962	$9,619
Inflows	1,789	1,077	3,297	2,759
Outflows	(1,430)	(784)	(2,279)	(1,528)
Net inflows	359	293	1,018	1,231
Market (depreciation) appreciation	(364)	233	462	1,264
Total (decrease) increase	(5)	526	1,480	2,495
Assets under management, end of period	$14,442	$12,114	$14,442	$12,114
Average assets under management for period	$15,019	$11,543	$14,404	$11,055

Closed-End Mutual Funds
Assets under management, beginning of period	$8,793	$6,694	$7,985	$6,285
Inflows	281	—	739	—
Outflows	—	—	—	—
Inflows	281	—	739	—
Market (depreciation) appreciation	(231)	(16)	119	393
Total increase (decrease)	50	(16)	858	393
Assets under management, end of period	$8,843	$6,678	$8,843	$6,678
Average assets under management for period	$9,053	$6,608	$8,652	$6,583

Total
Assets under management, beginning of period	$49,321	$44,890	$45,797	$41,284
Inflows	2,347	1,373	4,559	4,125
Outflows	(2,796)	(2,569)	(4,235)	(5,746)
Net (outflows) inflows	(449)	(1,196)	324	(1,621)
Market (depreciation) appreciation	(1,049)	697	1,702	4,728
Total (decrease) increase	(1,498)	(499)	2,026	3,107
Assets under management, end of period	$47,823	$44,391	$47,823	$44,391
Average assets under management for period	$50,154	$43,647	$48,783	$43,328

Assets under management were $47.8 billion at June 30, 2013, compared with $44.4 billion at June 30, 2012. The increase was due to market appreciation of $4.1 billion, partially offset by net outflows of $644 million during the prior twelve month period.
Average assets under management were $50.2 billion in the three months ended June 30, 2013, an increase of 15% from $43.6 billion in the three months ended June 30, 2012. Average assets under management were $48.8 billion in the six months ended June 30, 2013, an increase of 13% from $43.3 billion in the six months ended June 30, 2012.
Institutional accounts
Institutional accounts assets under management were $24.5 billion at June 30, 2013, a decrease of 4% from $25.6 billion at June 30, 2012. The decrease in assets under management was due to net outflows of $3.7 billion, primarily from global/international real estate strategies associated with subadvisory relationships, partially offset by market appreciation of $2.6 billion during the prior twelve month period.
Average assets under management for institutional accounts were $26.1 billion in the three months ended June 30, 2013, an increase of 2% from $25.5 billion in the three months ended June 30, 2012. Average assets under management for institutional accounts were $25.7 billion in both of the six months ended June 30, 2013 and 2012.
Net outflows for institutional accounts were $1.1 billion in the three months ended June 30, 2013, compared with $1.5 billion in the three months ended June 30, 2012. Gross inflows were $277 million in the three months ended June 30, 2013, compared with $296 million in the three months ended June 30, 2012. Gross outflows totaled $1.4 billion in the three months ended June 30, 2013, compared with $1.8 billion in the three months ended June 30, 2012. Market depreciation was $454 million in the three months ended June 30, 2013, compared with market appreciation of $480 million in the three months ended June 30, 2012.
Net outflows for institutional accounts were $1.4 billion in the six months ended June 30, 2013, compared with $2.9 billion in the six months ended June 30, 2012. Gross inflows were $523 million in the six months ended June 30, 2013, compared with $1.4 billion in the six months ended June 30, 2012. Gross outflows totaled $2.0 billion in the six months ended June 30, 2013, compared with $4.2 billion in the six months ended June 30, 2012. Market appreciation was $1.1 billion in the six months ended June 30, 2013, compared with $3.1 billion in the six months ended June 30, 2012.
Open-end mutual funds
Open-end mutual fund assets under management were $14.4 billion at June 30, 2013, an increase of 19% from $12.1 billion at June 30, 2012. The increase in assets under management was due to net inflows of $1.3 billion, primarily from preferred securities and U.S. real estate strategies and market appreciation of $1.1 billion during the prior twelve month period.
Average assets under management for open-end mutual funds were $15.0 billion in the three months ended June 30, 2013, an increase of 30% from $11.5 billion in the three months ended June 30, 2012. Average assets under management for open-end mutual funds were $14.4 billion in the six months ended June 30, 2013, an increase of 30% from $11.1 billion in the six months ended June 30, 2012.
Net inflows for open-end mutual funds were $359 million in the three months ended June 30, 2013, compared with $293 million in the three months ended June 30, 2012. Gross inflows were $1.8 billion in the three months ended June 30, 2013, compared with $1.1 billion in the three months ended June 30, 2012. Gross outflows totaled $1.4 billion in the three months ended June 30, 2013, compared with $784 million in the three months ended June 30, 2012. Market depreciation was $364 million in the three months ended June 30, 2013, compared with market appreciation of $233 million in the three months ended June 30, 2012.
Net inflows for open-end mutual funds were $1.0 billion in the six months ended June 30, 2013, compared with $1.2 billion in the six months ended June 30, 2012. Gross inflows were $3.3 billion in the six months ended June 30, 2013, compared with $2.8 billion in the six months ended June 30, 2012. Gross outflows totaled $2.3 billion in the six months ended June 30, 2013, compared with $1.5 billion in the six months ended June 30, 2012. Market appreciation was $462 million in the six months ended June 30, 2013, compared with $1.3 billion in the six months ended June 30, 2012.

Closed-end mutual funds
Closed-end mutual funds assets under management were $8.8 billion at June 30, 2013, an increase of 32% from $6.7 billion at June 30, 2012. The increase in assets under management was due to net inflows of $1.7 billion, primarily from the launches of Cohen & Steers Limited Duration Preferred and Income Fund, Inc. ("LDP") and Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE"), and market appreciation of $422 million during the prior twelve month period.
Average assets under management for closed-end mutual funds were $9.1 billion in the three months ended June 30, 2013, an increase of 37% from $6.6 billion in the three months ended June 30, 2012. Average assets under management for closed-end mutual funds were $8.7 billion in the six months ended June 30, 2013, an increase of 31% from $6.6 billion in the six months ended June 30, 2012.
Closed-end mutual funds had inflows of $281 million in the three months ended June 30, 2013 from additional use of the credit facility and the exercise of the underwriters' over-allotment option for MIE. Market depreciation was $231 million in the three months ended June 30, 2013, compared with $16 million in the three months ended June 30, 2012.
Closed-end mutual funds had inflows of $739 million in the six months ended June 30, 2013 from the launch of MIE. Market appreciation was $119 million in the six months ended June 30, 2013, compared with $393 million in the six months ended June 30, 2012.

Results of Operations
Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012

	Three Months Ended June 30,
(in thousands)	2013	2012
Results of operations
Total revenue	$77,796	$67,432
Total expenses	(49,239)	(41,368)
Total non-operating loss	(10,178)	(1,992)
Income before provision for income taxes	$18,379	$24,072

Revenue
Total revenue increased 15% to $77.8 million in the three months ended June 30, 2013 from $67.4 million in the three months ended June 30, 2012. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management. Average assets under management in the three months ended June 30, 2013 were $50.2 billion compared with $43.6 billion in the three months ended June 30, 2012.
In the three months ended June 30, 2013, total investment advisory and administration revenue from institutional accounts decreased 4% to $21.3 million from $22.2 million in the three months ended June 30, 2012. The decrease in institutional account revenue was primarily attributable to a lower effective fee rate, partially offset by higher average assets under management. Average assets under management for institutional accounts in the three months ended June 30, 2013 were $26.1 billion compared with $25.5 billion in the three months ended June 30, 2012.

In the three months ended June 30, 2013, total investment advisory and administration revenue from open-end mutual funds increased 27% to $29.8 million from $23.5 million in the three months ended June 30, 2012. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $1.3 billion, primarily from preferred securities and U.S. real estate strategies and market appreciation of $1.1 billion during the prior twelve month period. Average assets under management for open-end mutual funds in the three months ended June 30, 2013 were $15.0 billion compared with $11.5 billion in the three months ended June 30, 2012.
In the three months ended June 30, 2013, total investment advisory and administration revenue from closed-end mutual funds increased 37% to $19.2 million from $14.0 million in the three months ended June 30, 2012. The increase in closed-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $1.7 billion, primarily from the launches of LDP and MIE, and market appreciation of $422 million during the prior twelve month period. Average assets under management for closed-end mutual funds in the three months ended June 30, 2013 were $9.1 billion compared with $6.6 billion in the three months ended June 30, 2012.
In the three months ended June 30, 2013, total distribution and service fee revenue increased 36% to $3.7 million from $2.7 million in the three months ended June 30, 2012. The increase was primarily due to higher levels of average assets under management in 2013.
In the three months ended June 30, 2013, total portfolio consulting and other revenue decreased 26% to $3.7 million from $5.0 million in the three months ended June 30, 2012. The decrease was primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 19% to $49.2 million in the three months ended June 30, 2013 from $41.4 million in the three months ended June 30, 2012, primarily due to increases in distribution and service fees, general and administrative expenses and employee compensation and benefits.
Distribution and service fee expenses increased 48% to $9.7 million in the three months ended June 30, 2013 from $6.5 million in the three months ended June 30, 2012. The increase was primarily due to higher average assets under management in certain of our open-end load and no-load mutual funds and additional expenses related to the exercise of the underwriters' over-allotment option for MIE.
General and administrative expenses increased 26% to $12.5 million in the three months ended June 30, 2013 from $9.9 million in the three months ended June 30, 2012. The increase was primarily due to higher professional fees of approximately $964,000, higher rent of approximately $726,000 resulting from the extension of the lease for our corporate headquarters in New York City and higher information technology costs of approximately $389,000.
Employee compensation and benefits increased 9% to $24.9 million in the three months ended June 30, 2013 from $22.9 million in the three months ended June 30, 2012, primarily due to higher amortization of restricted stock units of approximately $1.2 million and higher salaries of approximately $762,000.
Non-operating Loss
Non-operating loss increased to $10.2 million in the three months ended June 30, 2013 from $2.0 million in the three months ended June 30, 2012, primarily due to net losses from our seed investments.
Income Taxes
We recorded an income tax expense of $9.9 million in the three months ended June 30, 2013, compared with $9.0 million in the three months ended June 30, 2012. The provision for income taxes in the three months ended June 30, 2013 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 39%, which included the cumulative effect to adjust our estimated tax rate for the full year 2013. The effective tax rate for the three months ended June 30, 2012 was approximately 36%. We expect our tax rate for the full year 2013 to approximate 38%, excluding discrete items.
Six Months Ended June 30, 2013 compared with Six Months Ended June 30, 2012

	Six Months Ended June 30,
(in thousands)	2013	2012
Results of operations
Total revenue	$150,255	$131,162
Total expenses	(100,988)	(79,702)
Total non-operating (loss) income	(7,252)	1,025
Income before provision for income taxes	$42,015	$52,485

Revenue
Total revenue increased 15% to $150.3 million in the six months ended June 30, 2013 from $131.2 million in the six months ended June 30, 2012. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management. Average assets under management in the six months ended June 30, 2013 were $48.8 billion compared with $43.3 billion in the six months ended June 30, 2012.
In the six months ended June 30, 2013, total investment advisory and administration revenue from institutional accounts decreased 5% to $42.6 million from $45.0 million in the six months ended June 30, 2012. The decrease in institutional account revenue was primarily attributable to a lower effective fee rate. Average assets under management for institutional accounts in both of the six months ended June 30, 2013 and 2012 were $25.7 billion.

In the six months ended June 30, 2013, total investment advisory and administration revenue from open-end mutual funds increased 26% to $56.9 million from $45.3 million in the six months ended June 30, 2012. The increase in open-end mutual fund revenue was attributable to higher levels of average assets under management. Average assets under management for open-end mutual funds in the six months ended June 30, 2013 were $14.4 billion compared with $11.1 billion in the six months ended June 30, 2012.
In the six months ended June 30, 2013, total investment advisory and administration revenue from closed-end mutual funds increased 31% to $36.2 million from $27.6 million in the six months ended June 30, 2012. The increase in closed-end mutual fund revenue was attributable to higher levels of average assets under management resulting primarily from the launches of LDP and MIE. Average assets under management for closed-end mutual funds in the six months ended June 30, 2013 were $8.7 billion compared with $6.6 billion in the six months ended June 30, 2012.
In the six months ended June 30, 2013, total distribution and service fee revenue increased 37% to $7.2 million from $5.2 million in the six months ended June 30, 2012. The increase was primarily due to higher levels of average assets under management in 2013.
In the six months ended June 30, 2013, total portfolio consulting and other revenue decreased 9% to $7.3 million from $8.1 million in the six months ended June 30, 2012. The decrease was primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 27% to $101.0 million in the six months ended June 30, 2013 from $79.7 million in the six months ended June 30, 2012, primarily due to increases in distribution and service fees, general and administrative expenses and employee compensation and benefits.
Distribution and service fee expenses increased 94% to $24.8 million in the six months ended June 30, 2013 from $12.8 million in the six months ended June 30, 2012. The six months ended June 30, 2013 results included approximately $7.2 million of distribution costs associated with the launch of MIE. After adjusting for these costs, distribution and service fee expenses would have been $17.6 million. The increase in distribution and service fee expenses was primarily due to higher average assets under management in certain of our open-end load and no-load mutual funds and additional expenses related to the exercise of the underwriters' over-allotment option for MIE during the three months ended June 30, 2013.
General and administrative expenses increased 28% to $23.7 million in the six months ended June 30, 2013 from $18.5 million in the six months ended June 30, 2012. The increase was primarily due to higher professional fees of approximately $2.2 million, higher rent of approximately $1.4 million resulting from the extension of the lease for our corporate headquarters in New York City and higher information technology costs of approximately $672,000.
Employee compensation and benefits increased 8% to $48.3 million in the six months ended June 30, 2013 from $44.6 million in the six months ended June 30, 2012, primarily due to higher amortization of restricted stock units of approximately $1.6 million and higher salaries of approximately $990,000.

Non-operating (Loss) Income
Non-operating loss was $7.3 million in the six months ended June 30, 2013, compared with non-operating income of $1.0 million in the six months ended June 30, 2012. The decrease was primarily due to net losses from our seed investments.
Income Taxes
We recorded an income tax expense of $18.0 million in the six months ended June 30, 2013, compared with $19.2 million in the six months ended June 30, 2012. The provision for income taxes in the six months ended June 30, 2013 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37%, which included discrete items, the most significant of which was attributable to the launch costs for MIE. Excluding the discrete items, the effective tax rate for the six months ended June 30, 2013 was approximately 38%. The effective tax rate for the six months ended June 30, 2012 was approximately 36%. We expect our tax rate for the full year 2013 to approximate 38%, excluding discrete items.

Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity investments, investments, available-for-sale and accounts receivable were 49% and 50% of total assets as of June 30, 2013 and December 31, 2012, respectively, excluding investments classified as level 3 in accordance with the Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
Included in equity investments was approximately $7.4 million and $8.0 million invested in our offshore global real estate long-short fund which was classified as level 2 at June 30, 2013 and December 31, 2012, respectively. See Note 4 and 5 to the condensed consolidated financial statements relating to investments.
Cash and cash equivalents increased by $12.2 million, excluding the effect of foreign exchange rate changes, in the six months ended June 30, 2013. Net cash used in operating activities was $415,000 in the six months ended June 30, 2013. Net cash of $10.1 million was provided by investing activities, from proceeds from sales of investments, available-for-sale in the amount of $17.8 million and proceeds from redemption of equity investments of $683,000, partially offset by purchases of $5.5 million of investments, available-for-sale and purchases of $2.8 million of property and equipment. Net cash of $2.5 million was provided by financing activities, primarily from contributions from redeemable noncontrolling interest of $36.5 million and excess tax benefits associated with the delivery of restricted stock units of $2.0 million, partially offset by dividends to stockholders of $17.7 million, redemptions of redeemable noncontrolling interest of $10.7 million and repurchases of common stock of $7.9 million to satisfy employee withholding tax obligations on the delivery of restricted stock units.
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
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2013, we exceeded our minimum regulatory capital requirements by approximately $1.1 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Conduct Authority (formerly known as the United Kingdom Financial Securities Authority), and the Belgium Financial Services and Markets Authority. At June 30, 2013, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $49.6 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents were approximately $61.4 million held by our foreign subsidiaries as of June 30, 2013, including amounts held by Cohen & Steers Europe S.P.R.L. ("CSE") (formerly known as Cohen & Steers Europe S.A.). In February 2013, we completed a reorganization of CSE. This transaction did not impact the accounting for income taxes as of June 30, 2013. Other than as mentioned above, it is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million in Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), a limited partnership that had an initial closing on October 4, 2011. As of June 30, 2013, we have funded approximately $2.3 million with respect to this commitment. Our investment with GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The actual timing of the funding of this commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statement of financial condition as of June 30, 2013.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of June 30, 2013. The following summarizes our contractual obligations as of June 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	2018 and after	Total
Operating leases	$4,102	$7,873	$8,965	$8,729	$8,447	$55,768	$93,884
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
Investments classified as equity investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income or loss for the period. As of June 30, 2013, our equity investments consisted of interests in funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
Additionally, from time to time, we enter into foreign exchange contracts to hedge our currency exposure related to client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in our condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses in our condensed consolidated statements of financial condition.
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
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward exists. An entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). This new guidance will be effective for the first quarter of our 2014 fiscal year. We do not anticipate that the adoption of this new guidance will have a material impact on our condensed consolidated financial statements.
In February 2013, the FASB issued new guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This new guidance was effective for the first quarter of our 2013 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2013 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2013, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2013	818	(1)	$39.58	—	—
May 1 through May 31, 2013	646	(1)	$38.75	—	—
June 1 through June 30, 2013	1,284	(1)	$36.02	—	—
Total	2,748		$37.72	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

Item 6. Exhibits

Any agreements or other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description

3.1	—Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—Specimen Common Stock Certificate(1)

4.2	—Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

10.1	—Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (3)

10.2	—Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan (3)

10.3	—Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan (3)

31.1	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	—Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	—Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to the Condensed Consolidated Financial Statements.

_________________________

(1)
Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32236) filed with the Securities and Exchange Commission on May 13, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2013	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 8, 2013	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer