Form 10-Q
period 2013-09-30
COHEN & STEERS INC
filed 2013-11-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 4, 2013 was 44,251,756.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II.	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures		39
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$143,845	$95,412
Securities owned ($26,002)* ($8,499 and $849)**	11,507	97,155
Equity method investments	24,301	8,106
Investments, available-for-sale	13,539	25,322
Accounts receivable	52,726	44,397
Due from broker ($12,358)*	1,838	17,617
Property and equipment—net	9,387	9,103
Goodwill	20,448	20,122
Intangible assets—net	1,724	1,790
Deferred income tax asset—net	11,279	10,171
Other assets ($103)*	6,517	8,120
Total assets	$297,111	$337,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$19,501	$25,845
Securities sold but not yet purchased ($14,685)*	—	14,685
Income tax payable	8,846	8,836
Other liabilities and accrued expenses ($335)*	17,564	18,181
Total liabilities	45,911	67,547
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	192	53,188
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 47,729,715 and 47,002,117 shares issued at September 30, 2013 and December 31, 2012, respectively	477	470
Additional paid-in capital	449,568	429,377
Accumulated deficit	(96,483)	(117,889)
Accumulated other comprehensive income, net of tax	3,119	2,341
Less: Treasury stock, at cost, 3,481,712 and 3,239,093 shares at September 30, 2013 and December 31, 2012, respectively	(105,673)	(97,719)
Total stockholders’ equity	251,008	216,580
Total liabilities and stockholders’ equity	$297,111	$337,315
_________________________
* Asset and liability amounts in parentheses represent the consolidated balances at December 31, 2012 attributable to the Cohen & Steers Global Real Estate Long-Short Fund, L.P., which was a variable interest entity as of December 31, 2012.
** Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Fund, LP as of September 30, 2013 and Cohen & Steers Real Assets Fund, Inc. as of December 31, 2012.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Investment advisory and administration fees	$67,704	$63,224	$203,451	$181,066
Distribution and service fees	3,627	2,881	10,802	8,129
Portfolio consulting and other	2,695	5,191	10,028	13,263
Total revenue	74,026	71,296	224,281	202,458
Expenses:
Employee compensation and benefits	24,058	25,101	72,330	69,696
Distribution and service fees	8,362	21,376	33,120	34,148
General and administrative	11,688	10,601	35,384	29,061
Depreciation and amortization	1,423	1,384	4,110	4,218
Amortization, deferred commissions	776	595	2,351	1,636
Total expenses	46,307	59,057	147,295	138,759
Operating income	27,719	12,239	76,986	63,699
Non-operating income:
Interest and dividend income—net	218	478	1,507	1,768
Gain (loss) from trading securities—net	2,383	3,999	(6,956)	3,251
Gain from available-for-sale securities—net	180	437	1,508	1,040
Equity in earnings of affiliates	313	71	422	714
Other gain (loss)	209	330	(430)	(433)
Total non-operating income (loss)	3,303	5,315	(3,949)	6,340
Income before provision for income taxes	31,022	17,554	73,037	70,039
Provision for income taxes	11,205	4,987	29,210	24,187
Net income	19,817	12,567	43,827	45,852
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,534)	(2,306)	4,879	(1,458)
Net income attributable to common shareholders	$18,283	$10,261	$48,706	$44,394

Earnings per share attributable to common shareholders:
Basic	$0.41	$0.23	$1.10	$1.01
Diluted	$0.41	$0.23	$1.08	$1.00
Dividends declared per share	$0.20	$0.18	$0.60	$0.54
Weighted average shares outstanding:
Basic	44,317	43,822	44,254	43,744
Diluted	45,106	44,537	44,997	44,439

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common shareholders	$18,283	$10,261	$48,706	$44,394
Foreign currency translation gain (loss), net of tax of zero	1,233	630	890	(184)
Net unrealized gain from available-for-sale securities, net of tax of zero	463	344	1,396	2,336
Reclassification to statements of operations of gain from available-for-sale securities, net of tax of zero	(180)	(437)	(1,508)	(1,040)
Total comprehensive income attributable to common shareholders	$19,799	$10,798	$49,484	$45,506

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Nine Months Ended September 30, 2013 and 2012
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2012	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends	—	—	(24,238)	—	—	(24,238)	—	—
Issuance of common stock	8	402	—	—	—	410	—	840
Repurchase of common stock	—	—	—	—	(8,477)	(8,477)	—	(252)
Tax benefits associated with restricted stock units—net	—	2,947	—	—	—	2,947	—	—
Issuance of restricted stock units	—	1,399	—	—	—	1,399	—	—
Amortization of restricted stock units—net	—	13,053	—	—	—	13,053	—	—
Forfeitures of vested restricted stock units	—	(1)	—	—	—	(1)	—	—
Net income	—	—	44,394	—	—	44,394	1,458	—
Other comprehensive income, net of tax	—	—	—	1,112	—	1,112	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(3,647)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	44,118	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	44	—
Ending balance, September 30, 2012	$470	$420,373	$(62,907)	$887	$(97,712)	$261,111	$46,769	43,756

Beginning balance, January 1, 2013	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends	—	—	(27,300)	—	—	(27,300)	—	—
Issuance of common stock	7	388	—	—	—	395	—	728
Repurchase of common stock	—	—	—	—	(7,954)	(7,954)	—	(243)
Tax benefits associated with restricted stock units—net	—	2,231	—	—	—	2,231	—	—
Issuance of restricted stock units	—	1,456	—	—	—	1,456	—	—
Amortization of restricted stock units—net	—	16,126	—	—	—	16,126	—	—
Forfeitures of vested restricted stock units	—	(10)	—	—	—	(10)	—	—
Net income (loss)	—	—	48,706	—	—	48,706	(4,879)	—
Other comprehensive income, net of tax	—	—	—	778	—	778	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	37,711	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(14,242)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(71,586)	—
Ending balance, September 30, 2013	$477	$449,568	$(96,483)	$3,119	$(105,673)	$251,008	$192	44,248
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$43,827	$45,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation expense	16,186	13,101
Amortization, deferred commissions	2,351	1,636
Depreciation and amortization	4,110	4,218
Deferred rent	1,465	226
Loss (gain) from trading securities—net	6,956	(3,251)
Equity in earnings of affiliates	(422)	(714)
Gain from available-for-sale securities—net	(1,508)	(1,040)
Deferred income taxes	(1,110)	1,954
Foreign currency loss (gain)	313	(1,398)
Changes in operating assets and liabilities:
Accounts receivable	(8,642)	(20,181)
Due from broker	(7,758)	(6,349)
Deferred commissions	(2,096)	(2,328)
Securities owned	(7,756)	(58,948)
Other assets	2,294	(1,295)
Accrued compensation	(5,865)	(295)
Securities sold but not yet purchased	(14,685)	2,273
Income tax payable	245	(1,790)
Other liabilities and accrued expenses	13,177	6,589
Net cash provided by (used in) operating activities	41,082	(21,740)
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	7,746	811
Purchases of investments, available-for-sale	(8,179)	(18,535)
Proceeds from sales of investments, available-for-sale	20,244	23,720
Purchases of property and equipment	(4,327)	(2,357)
Net cash provided by investing activities	15,484	3,639
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	1,994	2,843
Issuance of common stock	336	357
Repurchase of common stock	(7,954)	(8,477)
Dividends to stockholders	(26,558)	(23,622)
Redemptions of redeemable noncontrolling interest	(14,242)	(3,647)
Contributions from redeemable noncontrolling interest	37,711	44,118
Net cash (used in) provided by financing activities	(8,713)	11,572
Net increase (decrease) in cash and cash equivalents	47,853	(6,529)
Effect of foreign exchange rate changes	580	(55)
Cash and cash equivalents, beginning of the period	95,412	127,824
Cash and cash equivalents, end of the period	$143,845	$121,240

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the nine months ended September 30, 2013 and 2012, the Company paid taxes, net of tax refunds, of approximately $28,288,000 and $21,301,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the nine months ended September 30, 2013 and 2012, the Company issued fully vested restricted stock units in the amount of $714,000 and $783,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company declared restricted stock unit dividend equivalents in the amount of approximately $742,000 and $616,000, respectively.
As further described in Note 4, during the nine months ended September 30, 2013, the Company’s proportionate ownership interest in Cohen & Steers Real Assets Fund, Inc. ("RAP") decreased and the Company deconsolidated the assets and liabilities of RAP resulting in a non-cash reduction of $71,586,000 from redeemable noncontrolling interest and a non-cash increase of $23,519,000 to equity method investments.

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
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee. Unrealized gain and loss are recorded as gain (loss) from trading securities—net reported in the Company’s condensed consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of September 30, 2013, the Company's equity method investments consisted of interests in funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gain and loss, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s condensed consolidated statements of operations. An other than temporary impairment is generally presumed to have occurred if the available-for-sale investment has an unrealized loss continuously for 12 or more months.
From time to time, the funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gain and loss recorded as gain (loss) from trading securities—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition.
Additionally, from time to time, the Company enters into foreign exchange contracts to hedge its currency exposure related to client receivables. These instruments are measured at fair value with gain and loss recorded in other non-operating income in the Company's condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition.
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
Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the Company-sponsored open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the first quarter of 2013 and the third quarter of 2012, the Company made payments of approximately $7.2 million and $14.4 million, respectively, associated with additional compensation agreements entered into in connection with the offering of two closed-end mutual funds. These payments were reflected as expenses in distribution and service fees on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013 and September 30, 2012.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses are translated at average exchange rates during the period. The gain or loss resulting from translating non-U.S. dollar functional currency into U.S. dollars is included in the Company's condensed consolidated statements of comprehensive income. Gain or loss resulting from non-U.S. dollar currency transactions is included in other non-operating income in the condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common shareholders, unrealized gain and loss from available-for-sale securities (net of tax), foreign currency translation gain and loss (net of tax) and reclassification to statements of operations of gain and loss from available-for-sale securities (net of tax).
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

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2013 and December 31, 2012, goodwill was approximately $20,448,000 and $20,122,000, respectively. The Company’s goodwill increased by $326,000 in the nine months ended September 30, 2013 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2013 and December 31, 2012 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2013:
Amortized intangible assets:
Client relationships	63	$1,543	$(1,069)	$474
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,069)	$1,724
December 31, 2012:
Amortized intangible assets:
Client relationships	72	$1,543	$(1,003)	$540
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,003)	$1,790

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended September 30, 2013 and 2012, respectively, and approximately $66,000 for both the nine months ended September 30, 2013 and 2012, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2013	$23
2014	89
2015	89
2016	89
2017	89
Thereafter	95
Total	$474

4. Investments
The following is a summary of the Company's investments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Securities owned	$11,507	$97,155
Equity method investments	24,301	8,106
Investments, available-for-sale	13,539	25,322

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading and equity method investments
The Cohen & Steers Active Commodities Fund, LP (“ACOM”), launched by the Company in April 2013, is structured as a partnership. The Company is the investment manager of ACOM for which it receives a management fee. As of September 30, 2013, the Company owned all of the voting interest in ACOM. Accordingly, the underlying assets and liabilities and results of operations of ACOM have been included in the Company's condensed consolidated financial statements.
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not deemed the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment in this fund using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of September 30, 2013, the fair value of the Company's equity interest in GRP-TE was approximately $105,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of September 30, 2013, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
During 2008, the Company launched the Cohen & Steers Global Real Estate Long-Short Fund, L.P. (the “Onshore Fund”) which is structured as a partnership. The Company is the general partner and investment manager of the Onshore Fund. As of September 30, 2013, the Company owned the majority of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities and results of operations of the Onshore Fund have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. The Onshore Fund had been identified as a VIE and the Company was the primary beneficiary until March 31, 2013. During April 2013, the unaffiliated limited partner redeemed all of its partnership interest from the Onshore Fund, which left the Company, with affiliated employees, owning 100% of the voting interests. As a result, the Onshore Fund is no longer a VIE because the interest holders' voting rights are proportionate with their rights to receive returns or obligation to absorb losses. The Onshore Fund continues to be consolidated.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated Onshore Fund as of December 31, 2012. As of December 31, 2012, the following assets were available only to settle obligations of the Onshore Fund and these liabilities were only the obligations of the Onshore Fund for which the creditors did not have recourse to the general credit of the Company (in thousands):

December 31, 2012
Assets:
Securities owned	$26,002
Due from broker	12,358
Other assets	103
Total assets	$38,463

Liabilities:
Securities sold but not yet purchased	$14,685
Other liabilities	335
Total liabilities	$15,020

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Cohen & Steers Global Real Estate Long-Short Offshore Fund, L.P. (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership. The Company is the general partner and investment manager of the Offshore Fund for which it receives a management fee and is entitled to receive a performance fee, if earned. The Company determined that the Offshore Fund was not a VIE. The limited partners, unaffiliated with the Company, have the ability to dissolve the fund with a majority vote. As a result, the Company does not have financial control and the Offshore Fund is not consolidated into the Company's condensed consolidated financial statements. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore records its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
RAP, which was launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment manager. The Company had a controlling financial interest in RAP through July 31, 2013 and therefore, the underlying assets and liabilities and results of operations of RAP had been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As a result of additional third party subscriptions into the fund, effective August 1, 2013, the Company no longer held a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, effective August 1, 2013, the Company records its investment in RAP using the equity method of accounting. The Company did not record any gain or loss as a result of deconsolidation.
Prior to the sale of the Company's remaining interest in Cohen & Steers Global Listed Infrastructure Fund (“GLIF”) during June 2012, the Company owned the majority of the voting interest in GLIF. Accordingly, the results of operations of GLIF had been included in the Company's condensed consolidated financial statements for the nine months ended September 30, 2012.
The following is a summary of the fair value of securities owned and equity method investments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Securities Owned	Equity Method Investments	Securities Owned	Equity Method Investments
ACOM	$8,500	$—	$—	$—
GRP-CIP	2,583	—	2,142	—
GRP-TE	—	105	—	89
Offshore Fund	—	376	—	8,017
Onshore Fund	424	—	26,002	—
RAP	—	23,820	69,011	—
Total	$11,507	$24,301	$97,155	$8,106

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Gain (loss) from trading securities—net for the three and nine months ended September 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
ACOM	$123	$—	$(503)	$—
GLIF	—	—	—	142
GRP-CIP	287	—	264	9
Onshore Fund	(104)	67	417	1,921
RAP	2,077	3,932	(7,134)	1,179
Total gain (loss) from trading securities—net	$2,383	$3,999	$(6,956)	$3,251
Equity in earnings (losses) of affiliates for the three and nine months ended September 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GRP-TE	$7	$—	$7	$—
Offshore Fund	5	71	114	714
RAP	301	—	301	—
Total equity in earnings of affiliates	$313	$71	$422	$714
Available-for-sale
The following is a summary of the cost, gross unrealized gain, gross unrealized loss and fair value of investments, available-for-sale as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Cost	Gross Unrealized Gain	Gross Unrealized Loss < 12 months	Fair Value
Preferred securities	$4,135	$211	$(41)	$4,305
Common stocks	7,977	1,241	(176)	9,042
Company-sponsored mutual funds	199	—	(7)	192
Total investments, available-for-sale	$12,311	$1,452	$(224)	$13,539

	December 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized Loss < 12 months	Fair Value
Preferred securities	$4,351	$70	$(82)	$4,339
Common stocks	9,490	1,147	(249)	10,388
Company-sponsored mutual funds	10,100	495	—	10,595
Total investments, available-for-sale	$23,941	$1,712	$(331)	$25,322

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Unrealized loss on investments, available-for-sale as of September 30, 2013 was generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of September 30, 2013, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gain and gross realized loss from investments, available-for-sale for the three and nine months ended September 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$3,570	$7,005	$21,326	$24,166
Gross realized gain	283	562	1,846	1,704
Gross realized loss	(103)	(125)	(338)	(664)

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$59,422	$—	$—	$59,422
Securities owned
Common stocks	$—	$—	$424	$424
Fixed income securities	—	8,500	—	8,500
Limited partnership interests	—	—	2,583	2,583
Total securities owned	$—	$8,500	$3,007	$11,507
Equity method investments	$23,820	$—	$481	$24,301
Investments, available-for-sale
Preferred securities	$951	$—	$3,354	$4,305
Common stocks	9,042	—	—	9,042
Company-sponsored mutual funds	192	—	—	192
Total investments, available-for-sale	$10,185	$—	$3,354	$13,539
Derivatives - assets
Foreign exchange contracts	$—	$109	$—	$109
Commodity contracts	230	—	—	230
Total derivatives - assets	$230	$109	$—	$339
Derivatives - liabilities
Foreign exchange contracts	$—	$187	$—	$187
Commodity contracts	263	—	—	263
Total derivatives - liabilities	$263	$187	$—	$450
_________________________
*    Comprised of investments in money market funds.
Approximately $16,744,000 of securities owned classified as level 2 at December 31, 2012 were transferred to level 1 securities during the nine months ended September 30, 2013. These securities were primarily comprised of investments in foreign common stocks valued at foreign exchange closing prices with no adjustments required for subsequent events or market movements.
Approximately $7,436,000 of equity method investments classified as level 2 at June 30, 2013 were transferred to level 3 securities during the three months ended September 30, 2013 due to the imposition of redemption restrictions on the Company's investment in connection with the winding down of operations of the Offshore Fund.
Securities owned classified as level 2 in the above table was primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.
Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparable public companies. The limited partnership interests represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in private real estate funds which are valued based on the net asset values of the underlying funds and direct investments in real estate which are generally valued using a discounted cash flow model. The methodology used to value the investments held by GRP-CIP was changed during the nine months ended September 30, 2013 as the transaction cost was no longer a reasonable approximation of value due to the passage of time.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Equity method investments classified as level 3 in the above table represent the carrying amount of partnership interests in the Offshore Fund and GRP-TE, which approximate their fair value based on each fund's net asset value. The Offshore Fund made long and short investments in listed real estate equity securities to maximize absolute and risk-adjusted returns with modest volatility. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of September 30, 2013, the Company does not have the ability to redeem its investment in either fund.
Investments, available-for-sale classified as level 3 in the above table were comprised of an auction rate preferred security. The auction rate preferred security was measured at fair value using a third party pricing service which utilizes a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviews the fair value provided by the pricing service and confirms its understanding of the methodology utilized.
The following table presents fair value measurements as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents*	$20,204	$—	$—	$20,204
Due from broker*	$3,950	$—	$—	$3,950
Securities owned
Preferred securities	$1,418	$1,505	$—	$2,923
Common stocks	51,354	16,744	1,168	69,266
Fixed income securities	—	22,824	—	22,824
Limited partnership interests	—	—	2,142	2,142
Total securities owned	$52,772	$41,073	$3,310	$97,155
Equity method investments	$—	$8,017	$89	$8,106
Investments, available-for-sale
Preferred securities	$1,254	$5	$3,080	$4,339
Common stocks	10,388	—	—	10,388
Company-sponsored mutual funds	10,595	—	—	10,595
Total investments, available-for-sale	$22,237	$5	$3,080	$25,322
Derivatives - assets
Equity contracts	$51	$52	$—	$103
Foreign exchange contracts	—	616	—	616
Commodity contracts	336	—	—	336
Total derivatives - assets	$387	$668	$—	$1,055
Derivatives - liabilities
Equity contracts	$4	$111	$—	$115
Commodity contracts	492	—	—	492
Credit contracts	—	20	—	20
Total derivatives - liabilities	$496	$131	$—	$627
Securities sold but not yet purchased - common stocks	$14,685	$—	$—	$14,685
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparable public companies. The limited partnership interests represent the Company's co-investments through GRP-CIP, which along with the Company's interests in GRP-TE, represent the Company's collective ownership interests in private equity vehicles that invest directly in U.S. commercial real estate and were valued primarily based on the recent transaction value of the underlying investments.
Equity method investments classified as level 2 in the above table primarily represent the carrying amount of partnership interests in the Offshore Fund, which approximates its fair value based on the fund's net asset value. The fund made long and short investments in listed real estate equity securities to maximize absolute and risk-adjusted returns with modest volatility. The Company had the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 30 days and there were no significant restrictions to redemption.
Investments, available-for-sale classified as level 3 in the above table were comprised of an auction rate preferred security which was measured at fair value using a third party pricing service which utilizes a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviews the fair value provided by the pricing service and confirms its understanding of the methodology utilized.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Securities Owned		Equity Method Investments	Investments, available-for-sale	Securities Owned		Equity Method Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at beginning of period	$413	$2,210	$96	$3,092	$1,168	$2,142	$89	$3,080
Purchases / contributions	—	115	3	—	—	318	10	—
Sales / distributions	—	(28)	(7,066)	—	(419)	(141)	(7,066)	—
Realized gain (loss)	—	11	—	—	(211)	11	—	—
Unrealized gain (loss) *	11	275	12	262	(114)	253	12	274
Transfers into level 3	—	—	7,436	—	—	—	7,436	—
Balance at end of period	$424	$2,583	$481	$3,354	$424	$2,583	$481	$3,354

_________________________
*    Pertains to unrealized gain (loss) from securities held at September 30, 2013.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012					Nine Months Ended September 30, 2012
	Securities Owned		Equity Method Investments	Investments, available-for-sale		Securities Owned			Equity Method Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities		Common Stocks		Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at beginning of period	$1,343	$994	$43	$3,753		$1,275		$—	$—	$4,150
Purchases / contributions	—	1,047	46	13		628		2,025	89	125
Sales / distributions	—	—	—	—		—		—	—	(1,213)
Realized gain	—	—	—	—		—		—	—	100
Unrealized (loss) gain **	(150)	—	—	(649)		(82)		16	—	8
Transfers out of level 3	—	—	—	(22)	^	(628)	*	—	—	(75)	^
Balance at end of period	$1,193	$2,041	$89	$3,095		$1,193		$2,041	$89	$3,095

_________________________
*    Transferred from level 3 to level 2 because observable market data became available for the securities at September 30, 2012.

^	Transferred from level 3 to level 1 because securities started trading actively on an exchange during the nine months ended September 30, 2012.
**    Pertains to unrealized (loss) gain from securities held at September 30, 2012.
Realized gain (loss) from investments classified as securities owned, equity method investments and investments, available-for-sale in the above tables was recorded as gain (loss) from trading securities, equity in earnings (losses) of affiliates and gain (loss) from available-for-sale securities, respectively, in the Company's condensed consolidated statements of operations. Unrealized gain (loss) from investments classified as securities owned and equity method investments in the above tables was recorded as gain (loss) from trading securities and equity in earnings (losses) of affiliates, respectively, in the Company's condensed consolidated statements of operations. Unrealized gain (loss) from investments, available-for-sale in the above tables was recorded as net unrealized gain (loss) from available-for-sale securities in the Company's condensed consolidated statements of comprehensive income.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of September 30, 2013 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Common shares of privately-held company	$424	Market comparable companies	Price / tangible book ratio Liquidity discount	1.24x 37.8%
Limited partnership interests - direct investments in real estate	$1,985	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9% - 15% 8% - 9% $15.00 - 21.00 psf
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
Changes in the significant unobservable inputs in the tables above may result in a materially higher or lower fair value measurement. The disclosure in the above tables excludes auction rate preferred securities for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by a third party pricing service. The disclosure in the above tables also excludes the Company's ownership interests in limited partnership vehicles which are valued based on the net asset values of the underlying funds.

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at September 30, 2013 (in thousands):

	September 30, 2013
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$13,348	$109	$6,433	$187
Total commodity contracts	8,121	230	6,671	263
Total derivatives	$21,469	$339	$13,104	$450

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
As of September 30, 2013, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $956,000 and $8,499,000, respectively, were held as collateral for futures. As of December 31, 2012, cash included in due from broker and securities included in securities owned in the condensed consolidated statement of financial condition of approximately $2,161,000 and $849,000, respectively, were held as collateral for futures, total return and credit default swaps.
Gain and loss from derivative financial instruments for the three and nine months ended September 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity contracts	$—	$14	$(584)	$94
Foreign exchange contracts	(105)	(520)	1,224	71
Commodity contracts	1,087	1,585	(2,753)	465
Credit contracts	—	(15)	(21)	(22)
Total derivatives	$982	$1,064	$(2,134)	$608

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
No anti-dilutive common stock equivalents were excluded from the computation for the three and nine months ended September 30, 2013 and 2012.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$19,817	$12,567	$43,827	$45,852
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,534)	(2,306)	4,879	(1,458)
Net income attributable to common shareholders	$18,283	$10,261	$48,706	$44,394
Basic weighted average shares outstanding	44,317	43,822	44,254	43,744
Dilutive potential shares from restricted stock units	789	715	743	695
Diluted weighted average shares outstanding	45,106	44,537	44,997	44,439
Basic earnings per share attributable to common shareholders	$0.41	$0.23	$1.10	$1.01
Diluted earnings per share attributable to common shareholders	$0.41	$0.23	$1.08	$1.00

8. Income Taxes
The provision for income taxes for the nine months ended September 30, 2013 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.5%, which included discrete items, the most significant of which was attributable to the launch costs of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the nine months ended September 30, 2013 was approximately 38%. The effective tax rate for the three months ended September 30, 2013 was approximately 38%. The effective tax rate for each of the three and nine months ended September 30, 2012 was approximately 33% and 35%, respectively, which included discrete items, the most significant of which was attributable to the launch costs of Cohen & Steers Limited Duration Preferred and Income Fund, Inc., a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the three and nine months ended September 30, 2012 was approximately 36%. The Company expects the tax rate for the full year 2013 to approximate 38%, excluding discrete items.
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

9. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of September 30, 2013, Securities had net capital of approximately $2,616,000, which exceeded its requirements by approximately $2,528,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company (collectively, the “Foreign Regulated Entities”) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Conduct Authority, and the Belgium Financial Services and Markets Authority. As of September 30, 2013, the Foreign Regulated Entities had aggregate

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

regulatory capital of approximately $47,863,000, which exceeded requirements by approximately $44,797,000. In February 2013, the Company completed a reorganization of Cohen & Steers Europe S.P.R.L. which resulted in funds moving to the U.S.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment advisory and administration fees	$48,264	$41,001	$141,792	$113,847
Distribution and service fees	3,627	2,881	10,802	8,129
	$51,891	$43,882	$152,594	$121,976
For the nine months ended September 30, 2012, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $299,000 of advisory fees it was otherwise entitled to receive. There were no such fees waived for the three and nine months ended September 30, 2013 or for the three months ended September 30, 2012. These investment advisory agreements contractually required the Company to waive a portion of the advisory fees the Company otherwise would charge for up to 10 years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of September 30, 2013, there were no additional scheduled reductions in advisory fee waivers for any fund.
Sales proceeds, gross realized gain and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and nine months ended September 30, 2013 and 2012 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$102	$—	$10,715	$103
Gross realized gain	2	—	615	4
Dividend income	—	—	—	2
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2013 and 2012, expenses of approximately $2,629,000 and $1,214,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2013 and 2012, expenses of approximately $7,353,000 and $4,735,000, respectively, were incurred.
Included in accounts receivable at September 30, 2013 and December 31, 2012 are receivables due from affiliated funds of approximately $17,814,000 and $18,133,000, respectively.

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
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of September 30, 2013, the Company has funded approximately $2.5 million with respect to this commitment. The actual timing of the funding of this commitment is currently unknown, as the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. This unfunded commitment was not recorded on the Company's condensed consolidated statement of financial condition as of September 30, 2013.

12. Concentration of Credit Risk
The Company's cash is principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that necessitated disclosures and/or adjustments.
On November 6, 2013, CNS declared quarterly and special cash dividends on its common stock in the amount of $0.20 and $1.00 per share, respectively. These dividends will be payable on December 20, 2013 to stockholders of record at the close of business on December 2, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 and September 30, 2012. Such information should be read in conjunction with our condensed consolidated financial statements together with the notes to the condensed consolidated financial statements. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Institutional Accounts
Assets under management, beginning of period	$24,538	$25,599	$24,850	$25,380
Inflows	91	362	614	1,728
Outflows	(1,395)	(2,044)	(3,351)	(6,262)
Net outflows	(1,304)	(1,682)	(2,737)	(4,534)
Market appreciation	57	727	1,178	3,798
Total decrease	(1,247)	(955)	(1,559)	(736)
Assets under management, end of period	$23,291	$24,644	$23,291	$24,644
Average assets under management for period	$23,729	$25,393	$25,061	$25,591

Open-End Mutual Funds
Assets under management, beginning of period	$14,442	$12,114	$12,962	$9,619
Inflows	1,121	1,225	4,418	3,984
Outflows	(1,167)	(1,061)	(3,446)	(2,589)
Net (outflows) inflows	(46)	164	972	1,395
Market (depreciation) appreciation	(134)	250	328	1,514
Total (decrease) increase	(180)	414	1,300	2,909
Assets under management, end of period	$14,262	$12,528	$14,262	$12,528
Average assets under management for period	$14,385	$12,490	$14,397	$11,533

Closed-End Mutual Funds
Assets under management, beginning of period	$8,843	$6,678	$7,985	$6,285
Inflows	—	889	739	889
Outflows	—	—	—	—
Inflows	—	889	739	889
Market (depreciation) appreciation	(60)	206	59	599
Total (decrease) increase	(60)	1,095	798	1,488
Assets under management, end of period	$8,783	$7,773	$8,783	$7,773
Average assets under management for period	$8,864	$7,312	$8,723	$6,826

Total
Assets under management, beginning of period	$47,823	$44,391	$45,797	$41,284
Inflows	1,212	2,476	5,771	6,601
Outflows	(2,562)	(3,105)	(6,797)	(8,851)
Net outflows	(1,350)	(629)	(1,026)	(2,250)
Market (depreciation) appreciation	(137)	1,183	1,565	5,911
Total (decrease) increase	(1,487)	554	539	3,661
Assets under management, end of period	$46,336	$44,945	$46,336	$44,945
Average assets under management for period	$46,978	$45,195	$48,181	$43,950

Assets under management were $46.3 billion at September 30, 2013, compared with $44.9 billion at September 30, 2012. The increase was due to market appreciation of $2.8 billion, partially offset by net outflows of $1.4 billion during the prior twelve month period.
Average assets under management were $47.0 billion in the three months ended September 30, 2013, an increase of 4% from $45.2 billion in the three months ended September 30, 2012. Average assets under management were $48.2 billion in the nine months ended September 30, 2013, an increase of 10% from $44.0 billion in the nine months ended September 30, 2012.
Institutional accounts
Institutional accounts assets under management were $23.3 billion at September 30, 2013, a decrease of 5% from $24.6 billion at September 30, 2012. The decrease in assets under management was due to net outflows of $3.3 billion, primarily from global/international real estate strategies associated with subadvisory relationships, partially offset by market appreciation of $1.9 billion during the prior twelve month period.
Average assets under management for institutional accounts were $23.7 billion in the three months ended September 30, 2013, a decrease of 7% from $25.4 billion in the three months ended September 30, 2012. Average assets under management for institutional accounts were $25.1 billion in the nine months ended September 30, 2013, a decrease of 2% from $25.6 billion in the nine months ended September 30, 2012.
Net outflows for institutional accounts were $1.3 billion in the three months ended September 30, 2013, compared with $1.7 billion in the three months ended September 30, 2012. Gross inflows were $91 million in the three months ended September 30, 2013, compared with $362 million in the three months ended September 30, 2012. Gross outflows totaled $1.4 billion in the three months ended September 30, 2013, compared with $2.0 billion in the three months ended September 30, 2012. Market appreciation was $57 million in the three months ended September 30, 2013, compared with $727 million in the three months ended September 30, 2012.
Net outflows for institutional accounts were $2.7 billion in the nine months ended September 30, 2013, compared with $4.5 billion in the nine months ended September 30, 2012. Gross inflows were $614 million in the nine months ended September 30, 2013, compared with $1.7 billion in the nine months ended September 30, 2012. Gross outflows totaled $3.4 billion in the nine months ended September 30, 2013, compared with $6.3 billion in the nine months ended September 30, 2012. Market appreciation was $1.2 billion in the nine months ended September 30, 2013, compared with $3.8 billion in the nine months ended September 30, 2012.
Open-end mutual funds
Open-end mutual fund assets under management were $14.3 billion at September 30, 2013, an increase of 14% from $12.5 billion at September 30, 2012. The increase in assets under management was due to net inflows of $1.1 billion, primarily from preferred securities and U.S. real estate strategies, and market appreciation of $677 million during the prior twelve month period.
Average assets under management for open-end mutual funds were $14.4 billion in the three months ended September 30, 2013, an increase of 15% from $12.5 billion in the three months ended September 30, 2012. Average assets under management for open-end mutual funds were $14.4 billion in the nine months ended September 30, 2013, an increase of 25% from $11.5 billion in the nine months ended September 30, 2012.
Net outflows for open-end mutual funds were $46 million in the three months ended September 30, 2013, compared with net inflows of $164 million in the three months ended September 30, 2012. Gross inflows were $1.1 billion in the three months ended September 30, 2013, compared with $1.2 billion in the three months ended September 30, 2012. Gross outflows totaled $1.2 billion in the three months ended September 30, 2013, compared with $1.1 billion in the three months ended September 30, 2012. Market depreciation was $134 million in the three months ended September 30, 2013, compared with market appreciation of $250 million in the three months ended September 30, 2012.
Net inflows for open-end mutual funds were $972 million in the nine months ended September 30, 2013, compared with $1.4 billion in the nine months ended September 30, 2012. Gross inflows were $4.4 billion in the nine months ended September 30, 2013, compared with $4.0 billion in the nine months ended September 30, 2012. Gross outflows totaled $3.4 billion in the nine months ended September 30, 2013, compared with $2.6 billion in the nine months ended September 30,

2012. Market appreciation was $328 million in the nine months ended September 30, 2013, compared with $1.5 billion in the nine months ended September 30, 2012.
Closed-end mutual funds
Closed-end mutual funds assets under management were $8.8 billion at September 30, 2013, an increase of 13% from $7.8 billion at September 30, 2012. The increase in assets under management was due to net inflows of $854 million, primarily from the launches of Cohen & Steers Limited Duration Preferred and Income Fund, Inc. ("LDP") and Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE"), and market appreciation of $156 million during the prior twelve month period.
Average assets under management for closed-end mutual funds were $8.9 billion in the three months ended September 30, 2013, an increase of 21% from $7.3 billion in the three months ended September 30, 2012. Average assets under management for closed-end mutual funds were $8.7 billion in the nine months ended September 30, 2013, an increase of 28% from $6.8 billion in the nine months ended September 30, 2012.
Market depreciation was $60 million in the three months ended September 30, 2013, compared with market appreciation of $206 million in the three months ended September 30, 2012.
Closed-end mutual funds had inflows of $739 million in the nine months ended September 30, 2013 from the launch of MIE, compared with $889 million in the nine months ended September 30, 2012 from the launch of LDP. Market appreciation was $59 million in the nine months ended September 30, 2013, compared with $599 million in the nine months ended September 30, 2012.

Results of Operations
Three Months Ended September 30, 2013 compared with Three Months Ended September 30, 2012

	Three Months Ended September 30,
(in thousands)	2013	2012
Results of operations
Total revenue	$74,026	$71,296
Total expenses	(46,307)	(59,057)
Total non-operating income	3,303	5,315
Income before provision for income taxes	$31,022	$17,554

Revenue
Total revenue increased 4% to $74.0 million in the three months ended September 30, 2013 from $71.3 million in the three months ended September 30, 2012. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, partially offset by lower portfolio consulting and other fees. Average assets under management in the three months ended September 30, 2013 were $47.0 billion compared with $45.2 billion in the three months ended September 30, 2012.
In the three months ended September 30, 2013, total investment advisory and administration revenue from institutional accounts decreased 11% to $19.7 million from $22.2 million in the three months ended September 30, 2012. The decrease in institutional account revenue was attributable to lower average assets under management. Average assets under management for institutional accounts in the three months ended September 30, 2013 were $23.7 billion compared with $25.4 billion in the three months ended September 30, 2012.

In the three months ended September 30, 2013, total investment advisory and administration revenue from open-end mutual funds increased 13% to $28.9 million from $25.5 million in the three months ended September 30, 2012. The increase in open-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $1.1 billion, primarily from preferred securities and U.S. real estate strategies, and market appreciation of $677 million during the prior twelve month period. Average assets under management for open-end mutual funds in the three months ended September 30, 2013 were $14.4 billion compared with $12.5 billion in the three months ended September 30, 2012.

In the three months ended September 30, 2013, total investment advisory and administration revenue from closed-end mutual funds increased 23% to $19.1 million from $15.5 million in the three months ended September 30, 2012. The increase in closed-end mutual fund revenue was attributable to higher average assets under management resulting from net inflows of $854 million, primarily from the launches of LDP and MIE, and market appreciation of $156 million during the prior twelve month period. Average assets under management for closed-end mutual funds in the three months ended September 30, 2013 were $8.9 billion compared with $7.3 billion in the three months ended September 30, 2012.
In the three months ended September 30, 2013, total distribution and service fee revenue increased 26% to $3.6 million from $2.9 million in the three months ended September 30, 2012. The increase was primarily due to higher average assets under management in our open-end mutual funds in 2013.
In the three months ended September 30, 2013, total portfolio consulting and other revenue decreased 48% to $2.7 million from $5.2 million in the three months ended September 30, 2012. The decrease was primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses decreased 22% to $46.3 million in the three months ended September 30, 2013 from $59.1 million in the three months ended September 30, 2012, primarily due to decreases in distribution and service fees and employee compensation and benefits, partially offset by an increase in general and administrative expenses.
Distribution and service fee expenses decreased 61% to $8.4 million in the three months ended September 30, 2013 from $21.4 million in the three months ended September 30, 2012. The three months ended September 30, 2012 results included approximately $14.4 million of distribution costs associated with the launch of LDP. After adjusting for these costs, distribution and service fee expenses would have been $7.0 million. The increase over the adjusted distribution and service fee expenses was primarily due to higher average assets under management in our open-end mutual funds.
Employee compensation and benefits decreased 4% to $24.1 million in the three months ended September 30, 2013 from $25.1 million in the three months ended September 30, 2012, primarily due to lower incentive and production compensation, net of deferrals, of approximately $3.1 million, partially offset by higher amortization of restricted stock units of approximately $1.2 million and higher salaries of approximately $510,000.
General and administrative expenses increased 10% to $11.7 million in the three months ended September 30, 2013 from $10.6 million in the three months ended September 30, 2012. The increase was primarily due to higher fund related expenses of approximately $1.8 million, partially offset by lower professional fees of approximately $784,000.
Non-operating Income
Non-operating income decreased to $3.3 million in the three months ended September 30, 2013 from $5.3 million in the three months ended September 30, 2012, primarily due to lower earnings from our seed investments.
Income Taxes
We recorded an income tax expense of $11.2 million in the three months ended September 30, 2013, compared with $5.0 million in the three months ended September 30, 2012. The provision for income taxes in the three months ended September 30, 2013 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%. The effective tax rate for the three months ended September 30, 2012 was approximately 33%, which included discrete items, the most significant of which was attributable to the offering costs for LDP. Excluding the discrete items, the effective tax rate for the three months ended September 30, 2012 was approximately 36%. We expect our tax rate for the full year 2013 to approximate 38%, excluding discrete items.

Nine Months Ended September 30, 2013 compared with Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
(in thousands)	2013	2012
Results of operations
Total revenue	$224,281	$202,458
Total expenses	(147,295)	(138,759)
Total non-operating (loss) income	(3,949)	6,340
Income before provision for income taxes	$73,037	$70,039

Revenue
Total revenue increased 11% to $224.3 million in the nine months ended September 30, 2013 from $202.5 million in the nine months ended September 30, 2012. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, partially offset by lower portfolio consulting and other fees. Average assets under management in the nine months ended September 30, 2013 were $48.2 billion compared with $44.0 billion in the nine months ended September 30, 2012.
In the nine months ended September 30, 2013, total investment advisory and administration revenue from institutional accounts decreased 7% to $62.3 million from $67.2 million in the nine months ended September 30, 2012. The decrease in institutional account revenue was primarily attributable to a lower effective fee rate and lower average assets under management. Average assets under management for institutional accounts in the nine months ended September 30, 2013 were $25.1 billion compared with $25.6 billion in the nine months ended September 30, 2012.
In the nine months ended September 30, 2013, total investment advisory and administration revenue from open-end mutual funds increased 21% to $85.8 million from $70.8 million in the nine months ended September 30, 2012. The increase in open-end mutual fund revenue was attributable to higher average assets under management. Average assets under management for open-end mutual funds in the nine months ended September 30, 2013 were $14.4 billion compared with $11.5 billion in the nine months ended September 30, 2012.
In the nine months ended September 30, 2013, total investment advisory and administration revenue from closed-end mutual funds increased 29% to $55.3 million from $43.0 million in the nine months ended September 30, 2012. The increase in closed-end mutual fund revenue was attributable to higher average assets under management resulting primarily from the launches of LDP and MIE. Average assets under management for closed-end mutual funds in the nine months ended September 30, 2013 were $8.7 billion compared with $6.8 billion in the nine months ended September 30, 2012.
In the nine months ended September 30, 2013, total distribution and service fee revenue increased 33% to $10.8 million from $8.1 million in the nine months ended September 30, 2012. The increase was primarily due to higher average assets under management in our open-end mutual funds in 2013.
In the nine months ended September 30, 2013, total portfolio consulting and other revenue decreased 24% to $10.0 million from $13.3 million in the nine months ended September 30, 2012. The decrease was primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 6% to $147.3 million in the nine months ended September 30, 2013 from $138.8 million in the nine months ended September 30, 2012, primarily due to increases in general and administrative expenses and employee compensation and benefits, partially offset by a decrease in distribution and service fees.
General and administrative expenses increased 22% to $35.4 million in the nine months ended September 30, 2013 from $29.1 million in the nine months ended September 30, 2012. The increase was primarily due to higher fund related expenses of approximately $2.7 million, higher rent of approximately $1.5 million resulting from the extension of the lease for our corporate headquarters in New York City and higher information technology costs of approximately $752,000 primarily related to upgrades made to our infrastructure, including trading and application systems.

Employee compensation and benefits increased 4% to $72.3 million in the nine months ended September 30, 2013 from $69.7 million in the nine months ended September 30, 2012, primarily due to higher amortization of restricted stock units of approximately $2.8 million and higher salaries of approximately $1.5 million, partially offset by lower incentive and production compensation, net of deferrals, of approximately $2.6 million.
Distribution and service fee expenses decreased 3% to $33.1 million in the nine months ended September 30, 2013 from $34.1 million in the nine months ended September 30, 2012. The nine months ended September 30, 2013 results included approximately $7.2 million of distribution costs associated with the launch of MIE. After adjusting for these costs, distribution and service fee expenses would have been $25.9 million. The nine months ended September 30, 2012 results included approximately $14.4 million of distribution costs associated with the launch of LDP. After adjusting for these costs, distribution and service fee expenses would have been $19.8 million. The increase in distribution and service fee expenses after adjustments was primarily due to higher average assets under management in our open-end mutual funds and additional expenses related to the exercise of the underwriters' over-allotment option for MIE during the nine months ended September 30, 2013.
Non-operating Income
Non-operating loss was $3.9 million in the nine months ended September 30, 2013, compared with non-operating income of $6.3 million in the nine months ended September 30, 2012. The decrease was primarily due to net losses in our consolidated seed investments.
Income Taxes
We recorded an income tax expense of $29.2 million in the nine months ended September 30, 2013, compared with $24.2 million in the nine months ended September 30, 2012. The provision for income taxes in the nine months ended September 30, 2013 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.5%, which included discrete items, the most significant of which was attributable to the launch costs for MIE. Excluding the discrete items, the effective tax rate for the nine months ended September 30, 2013 was approximately 38%. The effective tax rate for the nine months ended September 30, 2012 was approximately 35%, which included discrete items, the most significant of which was attributable to the offering costs of LDP. Excluding the discrete items, the effective tax rate for the nine months ended September 30, 2012 was approximately 36%. We expect our tax rate for the full year 2013 to approximate 38%, excluding discrete items.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, investments, available-for-sale and accounts receivable were 78% and 50% of total assets as of September 30, 2013 and December 31, 2012, respectively, excluding investments classified as level 3 in accordance with Accounting Standard Codification (the “Codification”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
Included in equity method investments was approximately $8.0 million invested in our offshore global real estate long-short fund which was classified as level 2 at December 31, 2012. See Notes 4 and 5 to the condensed consolidated financial statements relating to investments.
Cash and cash equivalents increased by $47.9 million, excluding the effect of foreign exchange rate changes, in the nine months ended September 30, 2013. Net cash provided by operating activities was $41.1 million in the nine months ended September 30, 2013. Net cash of $15.5 million was provided by investing activities, from proceeds from sales of investments, available-for-sale in the amount of $20.2 million and proceeds from redemption of equity method investments of $7.7 million, partially offset by purchases of $8.2 million of investments, available-for-sale and purchases of $4.3 million of property and equipment. Net cash of $8.7 million was used in financing activities, primarily for dividends to stockholders of $26.6 million, redemptions of redeemable noncontrolling interest of $14.2 million and repurchases of common stock of $8.0 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $37.7 million and excess tax benefits associated with the delivery of restricted stock units of $2.0 million.

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
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2013, we exceeded our minimum regulatory capital requirements by approximately $2.5 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Conduct Authority, and the Belgium Financial Services and Markets Authority. At September 30, 2013, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $44.8 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $67.6 million held by our foreign subsidiaries as of September 30, 2013, including amounts held by Cohen & Steers Europe S.P.R.L. ("CSE"). In February 2013, we completed a reorganization of CSE. This transaction did not impact the accounting for income taxes as of September 30, 2013. It is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"). As of September 30, 2013, we have funded approximately $2.5 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The actual timing of the funding of this commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statement of financial condition as of September 30, 2013.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of September 30, 2013. The following summarizes our contractual obligations as of September 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	2018 and after	Total
Operating leases	$2,060	$7,903	$8,993	$8,748	$8,447	$55,768	$91,919
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
Securities owned and securities sold but not yet purchased are classified as trading securities and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our valuation committee. Unrealized gain and loss are recorded as gain (loss) from trading securities—net reported in our condensed consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income or loss for the period. As of September 30, 2013, our equity method investments consisted of interests in funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in our sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gain and loss, net of tax, reported in accumulated other comprehensive income. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If we believe an impairment of a security position is other than temporary, the loss will be recognized in our condensed consolidated statements of operations. An other than temporary impairment is generally presumed to have occurred if the available-for-sale investment has an unrealized loss continuously for 12 or more months.
From time to time, our consolidated funds enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gain and loss recorded as gain (loss) from trading securities—net in our condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in our condensed consolidated statements of financial condition.

Additionally, from time to time, we enter into foreign exchange contracts to hedge our currency exposure related to client receivables. These instruments are measured at fair value with gain and loss recorded in other non-operating income in our condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses in our condensed consolidated statements of financial condition.
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
Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013.
Based on that evaluation and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2013 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2013, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2013	55	(1)	$35.11	—	—
August 1 through August 31, 2013	1,412	(1)	$33.28	—	—
September 1 through September 30, 2013	84	(1)	$32.86	—	—
Total	1,551		$33.32	—	—
_________________________

(1)	Purchases made by us to satisfy the income tax withholding obligations of certain employees.

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

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	November 8, 2013	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 8, 2013	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer