Form 10-K
period 2013-12-31
COHEN & STEERS INC
filed 2014-03-14
CIK 1284812

_______________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
Yes   ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☒

Non Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 28, 2013 was approximately $641 million. There is no non-voting common stock of the Registrant outstanding.
As of March 12, 2014, there were 44,733,986 shares of the Registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2014 annual meeting of stockholders scheduled to be held on May 8, 2014 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries, is a leading global investment manager with a long history of innovation and a focus on liquid real assets, including real estate, infrastructure and commodities. CNS and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.” We serve institutional and individual investors around the world.
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
Our revenue is derived primarily from investment advisory fees received from institutional accounts and investment advisory, administration, distribution and service fees received from open-end and closed-end mutual funds. These fees are based on contractually specified percentages of the net assets in each client's portfolio. Revenue fluctuates with changes in the total value of the portfolios and is recognized over the period that the assets are managed.
At December 31, 2013, we managed $45.9 billion in assets - $22.9 billion in 95 institutional account portfolios for institutional investors, $14.0 billion in 15 open-end mutual funds, and $9.0 billion in 10 closed-end mutual funds.
The assets we manage increased 0.2% to $45.9 billion at December 31, 2013 from $45.8 billion at December 31, 2012. Changes in the assets we manage can come from two sources-inflows (or outflows) and market appreciation (or depreciation). The $110 million increase in the assets we managed from 2012 to 2013 was the result of market appreciation of $2.1 billion, offset by net outflows of $2.0 billion.
Account Types
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end mutual funds.
Institutional Accounts. The 95 institutional accounts for which we are the investment adviser represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in a manner tailored to the investment preferences of that individual client as defined within each client's individual investment advisory agreement. Our investment advisory agreements with the institutional account clients are generally terminable upon 60 days' notice. For the years ended December 31, 2013, 2012 and 2011, investment advisory fees from our institutional accounts totaled approximately $81.8 million, $88.6 million and $89.6 million, respectively, and accounted for 30%, 36% and 40%, respectively, of investment advisory and administrative fee revenue.
Subadvisory assets, which may be sold to retail investors, are included in our institutional account assets. Subadvisory assets represent accounts for which we have been named as a subadvisor by the investment adviser to that account. As subadvisor, we have responsibility for managing the portfolio's investments, while the investment adviser oversees our performance as subadvisor.
Open-End Mutual Funds. The 15 open-end mutual funds for which we are the investment adviser offer and issue new shares continuously as funds are invested and redeem shares when funds are withdrawn. The share price for purchases and redemptions of each of the open-end mutual funds is determined by each fund's net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund's assets less liabilities, divided by the fund's total shares outstanding.
Investment advisory fees for the open-end mutual funds vary based on each fund's investment objective and strategy, fees charged by other comparable mutual funds and the nature of the investors to whom the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly administration fee based on a percentage of the fund's average assets under management. For the years ended December 31, 2013, 2012 and 2011, investment advisory and administrative fees from our open-end mutual funds totaled approximately

$114.7 million, $96.3 million and $78.6 million, respectively, and accounted for 42%, 39% and 35%, respectively, of investment advisory and administrative fee revenue.
Our investment advisory and administration agreements with the open-end mutual funds are generally terminable upon 60 or fewer days' notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval, after the first two years, by a majority of the directors of the mutual fund's board who are not "interested persons," as defined by the Investment Company Act of 1940 (the “Investment Company Act”).
Closed-End Mutual Funds. The 10 closed-end mutual funds for which we are the investment adviser are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by their shareholders. The trading price of the shares of a closed-end mutual fund is determined by supply and demand in the marketplace, which means the shares may trade at a premium or discount to the net asset value of the funds.
Investment advisory fees for the closed-end mutual funds vary based on each fund's investment objective and strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end mutual fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to eight of the 10 closed-end mutual funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, closed-end mutual funds pay us a monthly fee based on a percentage of the fund's average assets under management. For the years ended December 31, 2013, 2012 and 2011, investment advisory and administrative fees from our closed-end mutual funds totaled approximately $74.6 million, $59.7 million and $53.8 million, respectively, and accounted for 28%, 24% and 24%, respectively, of investment advisory and administrative fee revenue.
Each of our investment advisory agreements with a closed-end mutual fund is subject, following the initial two year term, to annual approval by at least a majority of the independent directors of the mutual fund's board. Our investment advisory and administration agreements with the closed-end mutual funds are generally terminable upon 60 or fewer days' notice.
Portfolio Consulting and Other Services. We maintain two proprietary indices, Cohen & Steers Realty Majors Index (“RMP”) and Cohen & Steers Global Realty Majors Index (“GRM”). RMP is the basis for the iShares Cohen & Steers Realty Majors Index Fund sponsored by BlackRock Institutional Trust Company, N.A. GRM is the basis for Cohen & Steers Global Realty Majors ETF sponsored by ALPS Fund Services, Inc. and iShares Global Real Estate Index Fund (formerly, Claymore Global Real Estate ETF) sponsored by BlackRock Investments Canada Inc. (formerly, Claymore Investments, Inc.) We earn a licensing fee based on the funds' assets for the use of our indices, which assets, as of December 31, 2013, were approximately $2.5 billion. While we do collect a fee on these assets, they are not included in our reported assets under management.
We provide services in connection with model-based strategies (“MBS”) accounts. As portfolio consultant for a number of MBS accounts, we construct portfolios of securities that fulfill the investment objective of the mandate and supply models on a regular basis. As of December 31, 2013, we provided such advisory consulting services to MBS accounts with aggregate assets of $1.7 billion. While we do collect a fee on these assets, they are not included in our reported assets under management.
As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (“UITs”). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the product (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfy the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2013, we provided such advisory consulting services to UITs with aggregate assets of $1.0 billion. While we do collect a fee on these assets, they are not included in our reported assets under management.
Our fee schedules for these relationships vary based on the type of services we provide for each relationship.
Our Investment Process
Each of our investment strategies has an investment process that is executed by specialist teams, each of which is led by a portfolio manager, or a team of portfolio managers, supported by dedicated analysts. These personnel may be located in our New York, Seattle, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and each has a unique and well defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements. These teams are subject to multiple levels of oversight and support from our Chief Investment Officer, Joseph Harvey, our Investment Risk Committee and our Legal and Compliance department. Certain of our strategies may involve multiple asset classes and are overseen by investment committees led by senior portfolio managers of our specialist teams.
We offer the following strategies:
Real Assets invests in companies and securities that own or are backed by tangible real assets, including real estate securities, global listed infrastructure, commodities and natural resource equities, with the objective of achieving attractive total returns over the long term, while providing diversification and maximizing the potential for real returns in periods of rising inflation.
Real Estate Securities provides access to listed property markets around the world, drawing on the expertise of our integrated global real estate securities investment team.
Global Real Estate Securities - invests in listed REITs and other publicly traded real estate companies located around the world, including investments in developed markets and opportunistic allocations to emerging markets, that we believe offer superior total returns.
Global Realty Focus - a concentrated portfolio investing in REITs and other publicly traded real estate companies, primarily in North America, Asia Pacific and Europe for investors with higher risk tolerance seeking enhanced returns with higher tracking error.
U.S. Realty Total Return - a diversified portfolio of REITs and other publicly traded real estate companies based in the U.S. that we believe offer superior total returns.
U.S. Realty Focus - a concentrated portfolio investing predominantly in U.S. REITs for investors with higher risk tolerance seeking enhanced returns with higher tracking error.
Global ex-U.S. Real Estate Securities - invests in listed REITs and other publicly traded real estate companies located outside of the United States, including investments in developed markets and opportunistic allocations to emerging markets.
European Real Estate Securities - invests in listed REITs and other publicly traded real estate companies located across Continental Europe and the U.K. that we believe offer superior total returns.
Emerging Markets Real Estate Securities - a portfolio investing in REITs and other real estate companies located in emerging markets that we believe offer superior total returns.
Global Listed Infrastructure invests in infrastructure assets through a global portfolio of publicly-traded companies that generate predictable cash flows from owned infrastructure assets diversified across geographic regions and infrastructure subsectors, with an objective of superior total returns.
MLPs invests in master limited partnerships and midstream energy companies with generally stable, fee-based cash flows with the potential to deliver total return composed of both price appreciation and distribution income.
Commodities takes an active fundamental research-driven approach to commodities management with the objectives of achieving equity-like returns while maintaining low correlation to the equity market and providing portfolio diversification and protection against unexpected inflation.
Preferred Securities invests in preferred securities and unsecured debt of U.S. and non-U.S. companies with the potential for above-average income and attractive total returns while managing long-term credit and interest-rate risks.
Large Cap Value invests primarily in U.S. companies with market capitalizations exceeding $10 billion and targets high-quality stocks with sustainable cash flows and growing dividends that are trading at a discount to their target prices, with an objective of superior total returns.
In addition, we offer variations on these strategies that may combine multiple strategies in a single portfolio. Individual portfolios may be customized in adherence to client-specific guidelines, benchmarks or risk profiles. Certain portfolios may employ leverage.
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
Our institutional account relationships extend to institutions such as corporate and public pensions, endowments and foundations and insurance funds. As of December 31, 2013, approximately $16.7 billion of our institutional account assets were subadvisory portfolios managed for several mutual funds and variable annuity funds. These funds are sponsored by other financial institutions and are distributed in the United States, Canada, Europe, Australia and Japan.
Geographic Information
The table below presents revenue by client domicile for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$238,591	$204,872	$177,002
Non - U.S.
Japan	42,603	53,356	42,735
Other	16,519	15,325	17,509
Total	$297,713	$273,553	$237,246

        Subsequent to the issuance of the Company's 2012 annual report on Form-10-K, management determined that $12.1 million and $1.1 million of revenue attributable to Japan for the years ended December 31, 2012 and 2011, respectively, was reported as United States revenue. As a result, United States revenue and Japan revenue have been adjusted to properly reflect the client domicile of such revenue.

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
Regulation
Our business is subject to extensive regulation within and outside of the United States.
In the United States, we are subject to regulation at both the federal and state level, as well as by self-regulatory organizations (each, a “SRO”). The U.S. Securities and Exchange Commission (“SEC”) is responsible for enforcing the U.S. federal securities laws and serves as a supervisory body for all federally registered investment advisers, as well as for national securities exchanges and associations.
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
Our trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and SROs, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements (e.g., volume limitations and reporting obligations) and market regulation policies in the United States and globally. In addition, we manage or subadvise a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to regulation by the SEC or other securities regulators depending on their country of domicile and the rules of such exchanges. Violation of these laws and regulations could result in restrictions on our activities and in damage to our reputation. We manage or subadvise a small number of private pools of capital, including private equity funds of funds.
CSCM is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission ("CFTC") and is a member of the National Futures Association ("NFA"). The CFTC and NFA each administer a comparable regulatory system covering futures contracts, swaps as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and various other financial instruments in which certain of the Company's clients may invest.
Our subsidiary, Cohen & Steers Securities, LLC (“Securities”), is a registered broker/dealer. The regulation of broker/dealers has, to a large extent, been delegated by the U.S. federal securities laws to SROs, which adopt rules that govern the industry. The Financial Industry Regulatory Authority (“FINRA”) is the designated SRO for Securities and conducts periodic examinations of its operations. Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, use and safekeeping of clients' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Securities is subject to certain net capital requirements under the Exchange Act which specify minimum net capital levels for registered broker/dealers and are designed to measure the financial soundness and liquidity of broker/dealers. In addition, Securities is subject to regulation under the laws of the states and territories in which it is registered to conduct securities business.

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
Outside the United States, we are subject to regulation and supervision by authorities in the jurisdictions in which our subsidiaries or sponsored investment vehicles are located. Our subsidiaries, Cohen & Steers Asia Limited and Cohen & Steers UK Limited conduct investment management business in the Hong Kong Special Administrative Region of the People’s Republic of China and the United Kingdom, respectively, and are regulated by the the laws of those jurisdictions and subject to the supervision of the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. Effective December 31, 2013, our subsidiary Cohen & Steers Europe SPRL requested, and was granted, a withdrawal of its investment services license with the Belgium Financial Services and Markets Authority. Cohen & Steers UK Limited and CSCM are also subject to oversight by the Luxembourg Commission de Surveillance de Secteur Financier in their capacity as investment manager and sub-adviser, respectively of undertakings for collective investment in transferable securities domiciled in Luxembourg and sponsored by CSCM. In addition, Cohen & Steers UK Limited must comply with certain pan-European regulations, including the Markets in Financial Instruments Directive (“MiFID”) which regulates the provision of investment services throughout the European Economic Area, and the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. Each of our subsidiaries has developed comprehensive compliance systems in order to satisfy applicable regulatory requirements outside the United States.
The failure of our internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on us. See “Item 1A. Risk Factors - Regulatory and Legal Risks” for additional information.
Regulatory Reform
In July 2010, the Dodd-Frank Act was signed into law in the United States. The Dodd-Frank Act is expansive in scope and requires the adoption of extensive rules and regulations. The continued adoption of these rules and regulations will determine the impact that the Dodd-Frank Act will have upon the Company's business, financial condition, and results of operations.
Pursuant to the Dodd-Frank Act, the SEC and the CFTC have adopted new regulations relating to the regulation of swaps and derivatives. These regulations impact the manner in which the Company and its advised funds and accounts use and trade swaps and other derivatives, and significantly increase the costs of derivatives trading. These new regulations require, among other things, the registration and regulation of commodity pool operators ("CPOs") and commodity trading advisors (and the accompanying registration and regulation of such entities by the NFA), the registration of counterparties that are swap dealers and other counterparties that are major participants in the swap markets, and requirements concerning mandatory clearing of certain swap transactions. In addition, pursuant to systemic risk reporting requirements adopted by both the SEC and the CFTC, the Company has begun reporting certain information about its private funds to the SEC and certain information about a number of its commodity pools to the CFTC, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting.
The SEC has also proposed amendments to the marketing and distribution fees paid to distributors of mutual funds under Rule 12b-1 of the Investment Company Act. The proposed amendments to 12b-1 fees, if implemented, will affect how our distribution partners market our investment products and the fees they earn for such distribution.
In 2010, the Foreign Account Tax Compliance Act (“FATCA”) was enacted. FATCA is intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires foreign financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on foreign financial institutions. Final regulations were issued by the IRS on January 17, 2013, with the earliest effective dates beginning January 1, 2014. In many instances, however, implementation of FATCA will be governed by bilateral Intergovernmental Agreements (“IGAs”), many of which have not been finalized, between the United States and the countries in which the Company does business. Compliance with the regulations under FATCA may cause the Company to incur significant administrative and compliance costs and subject our clients to U.S. tax withholding.
Jurisdictions outside the United States in which the Company operates are also in the process of devising or considering more pervasive regulation of the financial services industry, which could impact the Company and the financial markets in general. In October 2011, the European Commission adopted formal proposals for a new Directive on markets in financial instruments (“MiFID II”), and for a Regulation on markets in financial instruments (“MiFIR”). On January 14, 2014, the European Commission, European Parliament and Council reached an agreement on updated rules for MiFID II. However, implementation of the final rules under MiFID II and MiFIR is not expected to be completed until 2016 or 2017. The proposed rules are likely to result in changes to pre- and post-trade reporting obligations and an expansion of the types of instruments subject to these requirements. They will affect the buying and selling of derivatives by moving most derivative trading onto regulated trading venues and will control the activities of algorithmic trading. In addition, the proposals will result in changes to conduct of business requirements, including selling practices, intermediary inducements and client categorization and give the European Commission power to ban certain products and services. In addition, the Alternative Investment Fund Managers Directive (“AIFMD”), a European Union directive regulating the management and/or marketing of alternative investment funds domiciled in or marketed within the European Union, entered into force on July 22, 2013. AIFMD introduces authorization requirements for management of alternative investment funds and establishes a regime for the cross-border marketing of those funds, both activities in which our subsidiaries currently engage or may seek to engage. While we have modified our operations and developed compliance systems to accommodate this new regulation outside the United States, we may incur additional costs or be compelled to adapt our current and future business practices in ways that increase our expenses or reduce our revenue in order to maintain compliance with ongoing regulatory reform outside the Unites States.
The regulatory reform described above, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of the Company's business activities, require the Company to change certain business practices, divert management's time and attention from the Company's business activities to compliance activities, and expose the Company to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. For additional information relating to the impact of regulatory reform on the Company’s business, see “Item 1A. Risk Factors - Regulatory and Legal Risks.”
Employees
As of December 31, 2013, we had 247 full-time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.
Available Information
We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our website at www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our website the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Business Conduct and Ethics, our Code of Ethics for Chief Executive and Senior Financial Officers and our Corporate Governance Guidelines. You may also read and copy any document we file at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC's website at www.sec.gov.

Item 1A. Risk Factors
Risks Related to Our Business
We depend on Martin Cohen, our Executive Chairman, and Robert Steers, our Chief Executive Officer, and other members of our senior management and the loss of their services could have a material adverse effect on us.
Effective January 1, 2014, Mr. Cohen became the Executive Chairman of the Company and Mr. Steers became the sole Chief Executive Officer of the Company. We depend on the efforts and strategic leadership of Mr. Cohen and Mr. Steers and other members of our senior management, including Joseph M. Harvey, our President and Chief Investment Officer. Their knowledge and investment expertise has been critical to the growth and success of the Company, and the loss of their services could have a material adverse effect on us.
Our success depends on our key personnel and our financial performance could be negatively affected by the loss of their services.
Our success depends on our ability to attract, retain and develop highly skilled and qualified portfolio managers, investment analysts, marketing and client services personnel and other key professionals, many of whom have specialized expertise and extensive experience in our industry and form the foundation of the Company. Our investment professionals are critical in developing new products and strategies and building and maintaining strong relationships with our clients. Strong financial services professionals are in demand, and we face intense competition for highly qualified personnel. Many of our key employees do not have employment agreements and generally may terminate their employment with us at any time. In order to retain, develop or replace our key personnel, we may be required to increase compensation or incur additional expenses, which could result in a decrease in our net income. In addition, the loss of investment and client services personnel who are critical to maintaining our relationships with our clients could jeopardize our relationships with certain clients, and result in the loss of such accounts. We may not be successful in our efforts to retain key personnel. The loss of the services of our key personnel or the inability to attract or develop replacement or additional qualified personnel could have a material adverse effect on our financial performance.
A decline in the prices of securities will likely lead to a decline in our revenue and earnings.
A significant portion of our revenue is derived from the investment advisory and administration fees we receive from our clients. These fees are primarily based on the market value of the assets and, in some limited cases, performance fees expressed as a percentage of the returns earned on the assets underlying the agreements that govern the fee calculations. A decline in the market value of the assets or the performance of the assets, as the case may be, will result in a decrease in the fees that we earn. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic, financial or political events. Accordingly, a decline in the price of the securities in which we invest on behalf of our clients generally, and real estate securities in particular, will likely cause our revenue and earnings to decline.
A general decline in the performance of securities in the real estate sector will likely have an adverse effect on the assets we manage and our revenue.
As of December 31, 2013, 57% of the assets we managed were concentrated in U.S. real estate securities and 13% were concentrated in non-U.S. real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk. The returns from investments in real estate securities depend on the amount of income and capital appreciation generated by the related properties. Income and real estate values may be adversely affected by, among other things, the cost of compliance with applicable laws (e.g., Americans with Disabilities Act and tax laws), interest rate levels, and the availability of financing. If the properties do not generate sufficient income to meet operating expenses, the income and the ability of a real estate company to make payments of any interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. In addition, real property and loans on real property may be subject to the quality of credit extended and defaults by borrowers and tenants. Real estate investments are relatively illiquid and, therefore, the ability of real estate companies to vary their portfolios promptly in response to changes in economic or other conditions is limited. A real estate company may also have joint venture investments in certain properties and, consequently, its ability to control decisions relating to such properties may be limited. Declines in the performance of real estate securities will likely reduce the value of the assets we manage and our revenue.

Increases in our fixed costs and other expenses may adversely affect our operating margin.
Our operating margin may be adversely affected by increases in our fixed costs and other expenses, which may vary from period to period. Our fixed costs and other expenses may fluctuate as a result of variations in the level of compensation, expenses incurred to support distribution of our investment products, and expenses incurred to enhance our infrastructure, including technology and compliance. Increases in our fixed costs and other expenses or our inability to sufficiently reduce our costs to offset any decreases in revenue relating to changes in our assets under management may adversely affect our operating margin.
Our growth may be constrained by the limited size and number of issuers in the real estate securities market, as well as real estate investment trust ownership restrictions.
Real estate securities investment continues to play an important role in the overall prospects of our business. Our ability to continue our growth in real estate securities depends in part on growth in the size and number of issuers in the real estate securities market, particularly in the United States. Further, in order for the REITs in which our advisory portfolios invest to continue to qualify as a REIT, no more than 50% in value of the REIT's outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. To assure that five or fewer individuals do not beneficially own more than 50% in value of the REIT's outstanding capital stock, the REIT's formation documents generally contain restrictions on ownership of the company's outstanding capital stock, common stock, and/or preferred stock, which vary from company to company. While certain REITs may consider it appropriate to waive or adjust these ownership limitations to allow greater investment, these REITs may change or discontinue such practices, which could limit our ability to invest in those companies.These ownership limitations may restrict the assets under management in our REIT advisory portfolios. Due to these constraints, we have in the past and may in the future stop accepting new assets in real estate securities institutional account portfolios in certain strategies and in certain open-end mutual funds. We also may be constrained in our ability to sponsor new closed-end mutual funds that invest primarily or significantly in U.S. real estate securities. Such constraints may impair our ability to increase the assets we manage and our revenue.
Failure of the REITs in which we invest to qualify as REITs may adversely affect the assets we manage and our revenue.
REITs are subject to a highly technical and complex set of provisions in the Internal Revenue Code. We may invest in a real estate company which purports to be a REIT and such company may fail to qualify as a REIT. In the event of any such unexpected failure to qualify as a REIT, the company would be subject to corporate-level taxation, significantly reducing the return on any investments in such company. In addition, some of the REITs in which we invest could fail to qualify for tax free pass-through of income under the Internal Revenue Code, or to maintain their exemptions from registration under the Investment Company Act. The occurrence of such events may adversely affect the value of the assets we manage and reduce our revenue.
Our assets under management in closed-end mutual funds may decrease over time as a result of market conditions and the utilization of leverage.
Market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our growth in the assets we manage has resulted from public offerings of securities of closed-end mutual funds. The market conditions for these offerings may not be as favorable now or in the future, which could adversely impact our ability to grow the assets we manage and our revenue.
In addition, certain of the closed-end mutual funds managed by the Company utilize leverage in the form of bank financing, which in the aggregate amounted to $2.4 billion as of December 31, 2013.
To the extent the closed-end mutual funds managed by the Company elect or are required by regulation or the terms of their bank financing to reduce leverage and repay the bank financing, the funds may need to liquidate investments. Liquidation at times of adverse economic conditions may decrease the Company's assets under management and our revenue.
Our investment advisory and administration agreements are subject to termination or non-renewal.
We derive a significant portion of our revenue from investment advisory and administrative fees received pursuant to our investment advisory agreements. As a result, receipt of our fees is contingent upon the continuation of such agreements. Our investment advisory agreements are generally terminable upon 60 or fewer days’ notice. Institutional clients and individual investors, and firms with which we have strategic alliances, may terminate their relationships with us, reduce the aggregate amount of the assets we manage or shift their funds to other types of accounts with different fee structures for any of a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Under the Investment Company Act and the Advisers Act, each of our investment advisory agreements automatically terminates upon its “assignment.” A sale of a sufficient number of shares of our common stock may be deemed an “assignment” in certain circumstances and may trigger a termination of the agreement. In addition, each investment advisory agreement, including the fees payable thereunder, with a mutual fund is also subject to annual approval by a majority of the directors of the mutual fund’s board who are not “interested persons” as defined by the Investment Company Act, which approval may not be granted. If any of our investment advisory or administration agreements are terminated, not renewed, or amended to reduce the fees, our financial results could be adversely affected.
Our clients may withdraw the assets we manage on short notice, making our future client and revenue base unpredictable.
Open-end mutual fund investors may redeem their investments at any time without prior notice. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares, increased redemptions of mutual fund shares, and the loss of clients. In a declining stock market, the pace of mutual fund redemptions could accelerate. While not subject to redemption, the closed-end funds that we manage may shrink in size due to repurchases of shares in open-market transactions or pursuant to tender offers. Stockholder activists may attempt to force a closed-end mutual fund for which we serve as the investment adviser to tender for their shares, to convert to an open-end fund, to liquidate or take other actions that may adversely affect the fees we receive from such closed-end mutual funds. The decrease in revenue that could result from any of these events could have a material adverse effect on our business.
A significant portion of our revenue for 2013 was derived from a single institutional client.
At December 31, 2013, our largest institutional client, which holds accounts across numerous strategies and in subadvisory and model-based assignments and products, represented approximately 14% of our total revenue for 2013. Approximately 48% of the institutional account assets we managed and approximately 24% of the total assets we managed was derived from this client. In addition, approximately 16% of our assets under advisement through a model-based strategy was derived from this client. Loss of, or significant withdrawal from, any of these accounts would reduce our revenue.
Poor investment performance of our products could have a material adverse effect on our results of operations.
Our success in the asset management business is dependent on the investment performance of our products. Relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions in the case of open-end mutual funds, and in the loss of separately managed accounts, with corresponding decreases in revenue. In addition, we believe that our investment performance is a key factor for the future growth of our open-end mutual funds. Failure of our investment products to perform well relative to our competitors could, therefore, have a material adverse effect on our results of operations and future growth.
A rise in interest rates could negatively impact our revenue and net income.
Our asset management business could be negatively impacted by rising interest rates. A rapid increase in interest rates could cause the price of certain REITs and other securities in our clients' portfolios to decline. In addition, a rapid increase in interest rates could negatively impact net flows into open-end mutual funds and institutional accounts and our ability to offer new closed-end mutual funds. An increase in interest rates could negatively affect our revenue and net income.
Changes to distribution arrangements with third-party intermediaries could have a material adverse effect on our business.
In recent years, a significant portion of the growth we have experienced in the mutual fund assets we manage has been through assets gathered from investors through third-party intermediaries. Our ability to distribute our mutual funds and subadvisory services is dependent on our access to the client bases and product platforms of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries which generally offer competing investment products. The structure and terms of these distribution arrangements with intermediaries, including fees paid by us or our mutual funds to intermediaries to assist with distribution efforts and the ability of our mutual funds to participate in these intermediary platforms, are subject to changes driven by market competition and regulatory developments. To a lesser extent, our institutional account asset management business depends on recommendations by consultants, financial planners and other professional advisers, as well as our existing clients. Our ability to access these channels on favorable terms may be reduced or eliminated.

Loss of any of these third-party distribution channels, or changes to their structure and terms, and resulting potential reduction in our ability to access clients and investors through existing and new distribution channels, could adversely affect our results of operations and business prospects.
A decrease in the amount of fees that our clients pay for our services would have an adverse impact on our revenue and profitability.
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
We may not be able to successfully implement our business strategy.
Our business strategy involves diversifying our asset management business to include products and services outside the U.S. real estate securities area. As part of the implementation of our strategy, we have added a new commodities team and have expanded our presence outside of the United States. This has entailed hiring additional portfolio managers in areas in which we did not have significant experience and opening additional international offices. The success of our business strategy and future growth is contingent upon our ability to continue to hire portfolio managers to implement new strategies and our ability to successfully manage multiple offices and navigate legal and regulatory systems outside the United States. In the future, we may not be successful in locating and hiring additional portfolio managers and we may not have sufficient resources to expand our presence geographically.
We could suffer losses in earnings or revenue if our reputation is harmed.
Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds or accounts that we advise, or funds or accounts may terminate their management agreements with us, which could reduce the amount of assets under management. In addition, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected. The loss of either client relationships or personnel could reduce our earnings and revenue.
Failure to comply with client contractual requirements and/or guidelines could result in damage awards against the Company and loss of revenue due to client terminations.
When clients retain the Company to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to the Company's reputation or clients seeking to recover losses, withdrawing their funds or terminating their contracts, which could cause the Company's revenue and earnings to decline.
Failure to manage our credit risk could adversely affect our business.
In the course of conducting our business, the Company, and the funds and accounts that it manages, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose the Company or the funds and accounts that we manage to credit risk in the event of default by a counterparty or client. If we are unsuccessful in managing our exposure to credit risk, our revenues and earnings may be adversely affected.
Our expansion into new international markets and products and services has increased our operational and regulatory risks.
We have expanded our international business activities and product offerings over the past several years, which has included the addition of a commodities strategy. As a result of such expansion, we face increased market, operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of our compliance and internal control systems to properly manage such risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions.
Regulations restricting the use of “soft dollars” could result in increased expenses.
On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that have the effect of reducing certain of our expenses. If the ability of asset managers to use “soft dollars” is restricted or eliminated, our operating expenses may increase.
The asset management industry is intensely competitive.
Our funds and institutional accounts compete against an ever-increasing number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions competing with us have greater resources than we do. We compete with other providers of investment products on the basis of the diversity of products offered, the investment performance of such products, scope and quality of services, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors. In the past, we have lost accounts or experienced reductions in assets under management due to decisions by our clients to reallocate their assets to different asset classes, modify their investment strategies or distribution rate for portfolios we sub-advise, or move their assets to our competitors. In the future, we could lose accounts under these or other circumstances, such as adverse market conditions or poor investment performance. In the event that competitors charge lower fees for substantially similar products, we may also be forced to compete on the basis of price in order to attract and retain clients. To the extent that current or potential clients decide to invest in products sponsored by our competitors, sales of our products as well as our revenue could decline.
Failure to maintain adequate infrastructure could impede our ability to support business growth.
We continue to anticipate significant growth in our business activities, both domestically and internationally. We must maintain adequate infrastructure to support this growth, including technological capacity, data centers, backup facilities and sufficient space for expanding staff levels. The failure to maintain an infrastructure commensurate with our expansion, particularly our international expansion, could impede our growth.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in our earnings and stock price.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.
The failure of a key vendor to fulfill its obligations to the Company could have a material adverse effect on the Company and its products.
We depend on a number of key vendors for various fund administration, accounting, custody and transfer agent roles and other operational needs. The failure or inability of the Company to diversify its sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational issues for the Company and certain of its products, which could result in financial losses for the Company and its clients.
Risks Related to our Common Stock
A majority of our common stock is owned by our Executive Chairman and Chief Executive Officer, whose interests may differ from those of other stockholders.
Our Executive Chairman and Chief Executive Officer beneficially owned approximately 53% of our common stock as of March 7, 2014. As long as our Executive Chairman and Chief Executive Officer own a majority of our common stock, they will have the ability to, among other things:

•	elect all of the members of our board of directors and thereby control the management and affairs of the Company;

•	determine the outcome of matters submitted to a vote of our stockholders; and

•	preclude any unsolicited acquisition of us and, consequently, adversely affect the market price of our common stock or prevent our stockholders from realizing a premium on their shares.
The interests of our Executive Chairman and Chief Executive Officer may differ from those of other stockholders in instances where, for example, management compensation is being determined or where an unsolicited acquisition of us could result in a change in our management. The concentration of beneficial ownership in our Executive Chairman and Chief Executive Officer may limit the ability of our other stockholders to influence the affairs of the Company.
Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and the issuance of additional shares will dilute your percentage ownership in the Company.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock. Our Executive Chairman and Chief Executive Officer, who beneficially owned, in the aggregate, 23,700,687 shares of our common stock as of March 7, 2014, may sell shares of our common stock in the open market, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In addition, in connection with our initial public offering in 2004, we entered into a Registration Rights Agreement with our Executive Chairman and Chief Executive Officer and certain of their affiliates which requires us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In August 2012, we filed a Registration Statement on Form S-3 covering (i) the resale of an aggregate of 12,000,000 shares owned by our Executive Chairman and Chief Executive Officer and (ii) the offer and sale of 10,000,000 shares by us to the public. The registration statement was declared effective by the SEC in September 2012. We do not currently intend to offer any of the shares we registered to the public. However, on or prior to expiration of the registration statement in September 2015, we plan to file another registration statement covering the registered shares and may offer these shares to the public. Any additional shares that we issue will dilute your percentage ownership in the Company.
Anti-takeover provisions in our charter documents and Delaware law may delay or prevent a change in control of us, which could decrease the trading price of our common stock.
Our certificate of incorporation and bylaws and Delaware law contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of these provisions allow the Company to issue preferred stock with rights more senior to those of the common stock, impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions and set forth rules regarding how stockholders may present proposals or nominate directors for election at annual meetings.
We believe these provisions protect our stockholders from coercive or other unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess acquisition proposals. However, these provisions apply even if an acquisition proposal may be considered beneficial by some stockholders and could have the effect of delaying or preventing an acquisition. In the event that our board of directors determines that a potential business combination transaction would be beneficial to the Company and its stockholders, such stockholders may elect to sell their shares in the Company and the trading price of our common stock could decrease.
Regulatory and Legal Risks
We are subject to extensive regulation in the United States and internationally.
Our business is subject to extensive regulation in the United States and internationally. See the discussion under “Item 1 - Business - Regulation.” Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm and related client terminations, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could have a material adverse effect on our reputation, business, results of operations and financial condition and cause our earnings or stock price to decline.

We may be adversely impacted by legal and regulatory changes in the United States and globally.
Our regulatory environment is frequently altered by new regulations and revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business or impact our expenses and profitability.
In the United States, certain of the newly adopted and proposed regulations under the Dodd-Frank Act could adversely impact the operation of our business. Regulations under the Dodd-Frank Act relating to regulation of swaps and derivatives could impact the manner in which Company-advised funds and accounts use and trade swaps and other derivatives, and could significantly increase the costs of derivatives trading conducted by the Company on behalf of its clients. Compliance with certain of these regulations require the development and implementation of new compliance mechanisms to monitor compliance with SEC and CFTC rules concerning, among other things, the registration and regulation of CPOs (and the accompanying registration and regulation of such entities by the NFA), the registration of counterparties that are swap dealers and other counterparties that are major participants in the swap markets, and requirements concerning mandatory clearing of certain swap transactions. The Company, on behalf of its clients, is also preparing for mandated central clearing of swaps and mandated trading venue requirements. The SEC, the IRS and the CFTC each continue to review the use of futures and derivatives by mutual funds, which could result in regulations that further limit the use of futures and derivatives by mutual funds. If adopted, these limitations could require the Company to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions.
In addition, the Company has begun reporting certain information about its private funds to the SEC and certain information about a number of its commodity pools to the CFTC pursuant to systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting. Legislators, regulators, tax authorities and others worldwide continue to explore, on their own and in response to demands from the investment community, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, marketing activities, the scope of anti-fraud protections and a variety of other matters. We may be adversely affected by new legislation or rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.
In addition, we are subject to various laws and regulations in the jurisdictions where we operate outside of the United States. The European Commission is in the process of formulating rules and regulations under MiFID II and MiFIR. These, together with the changes contemplated by the AIFMD, will have direct and indirect effects on our operations in the European Economic Area, including marketing restrictions and increased compliance, disclosure and other obligations, which could impact our ability to expand in these markets.
The foregoing regulatory changes and other reforms, including changes to laws affecting the tax status of REITs, could also lead to business disruptions, could adversely impact the value of assets in which the Company has invested on behalf of clients and/or via seed or co-investments, and, to the extent these regulations strictly control the activities of financial services firms, could make it more difficult for the Company to conduct certain business activities or distinguish itself from competitors. See “Item 1 - Business - Regulation” above for additional information regarding certain laws and regulations that affect the Company's business.
Failure to comply with the Advisers Act and the Investment Company Act and related regulations could result in substantial harm to our reputation and earnings.
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
The Company is subject to ERISA and to regulations promulgated thereunder, insofar as we act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who act as fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of the relevant subsidiaries to comply with these requirements could result in significant penalties that could reduce the Company's earnings or cause its stock price to decline.
Our involvement in legal proceedings could adversely affect our results of operations and financial condition.
Many aspects of our business involve risks of legal liability. The Company has in the past, and may in the future, be named as a defendant in litigation arising in connection with our business activities. From time to time, we receive subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities and third parties in connection with certain industry-wide, company-specific or other investigations or proceedings. Additionally, certain of the investment funds that the Company manages may become subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the applicable fund for any resulting damages.
The tax treatment of certain of our funds involves the interpretation of complex provisions of U.S. federal income tax law for which no precedent may be available and may be subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of our funds depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. Changes to the U.S. federal income tax laws and interpretations thereof could cause us to change our investments and commitments, affect the tax considerations of an investment in us and change the character or treatment of portions of our income. In addition, the Company may be required to make certain assumptions when electing a particular tax treatment. However, those assumptions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury Regulations and could require items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects our clients.
Item 1B. Unresolved Staff Comments
The Company has no unresolved SEC comments.
Item 2. Properties
Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in London, Hong Kong, Tokyo and Seattle.
Item 3. Legal Proceedings
From time to time, we may become involved in legal matters relating to claims arising in the ordinary course of our business. There are currently no such matters pending that we believe could have a material effect on our consolidated results of operations, cash flows or financial condition. From time to time, the Company receives subpoenas or other requests for information from various U.S. federal and state governmental authorities, domestic and international regulatory authorities and third parties in connection with certain industry-wide or other investigations or proceedings. It is the Company's policy to cooperate fully with such inquiries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS”. As of March 7, 2014, there were 29 holders of record of our common stock. Common stockholders include institutional and omnibus accounts that hold common stock for numerous underlying investors. The closing sale price of our common stock on March 7, 2014 was $38.56 per share.
The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors may consider to be relevant. On March 14, 2014, we declared a quarterly cash dividend on our common stock in the amount of $0.22 per share.
The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for our common stock as reported on the NYSE:

Three Months Ended 2013	March 31	June 30	September 30	December 31
High price	$36.20	$44.44	$37.64	$41.85
Low price	$29.19	$32.12	$31.11	$32.04
Closing price	$36.07	$33.98	$35.31	$40.06
Cash dividends declared per share	$0.20	$0.20	$0.20	$1.20	*

Three Months Ended 2012	March 31	June 30	September 30	December 31
High price	$35.00	$35.83	$38.00	$31.72
Low price	$29.28	$29.90	$29.56	$26.84
Closing price	$31.90	$34.51	$29.62	$30.47
Cash dividends declared per share	$0.18	$0.18	$0.18	$1.68	*

* The Company declared special dividends in the amount of $1.00 and $1.50 per share, respectively, on November 6, 2013 and November 7, 2012.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2013, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act:

Period	Total Number of Shares Purchased	(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2013	230		$38.68	—	—
November 1 through November 30, 2013	—		$—	—	—
December 1 through December 31, 2013	—		$—	—	—
Total	230		$38.68	—	—

___________________________
(1) Purchases made by us to satisfy income tax withholding obligations of certain employees.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act.

Item 6. Selected Financial Data
The selected consolidated financial data, together with other information presented below, should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.
Selected Consolidated Financial and Other Data

(in thousands, except per share data)	Years Ended December 31,
	2013		2012		2011	2010		2009
Consolidated Statements of Operations
Total revenue	$297,713		$273,553		$237,246	$183,738		$123,553
Total expenses	191,371	(5)	177,121	(4)	150,242	130,952	(3)	105,990
Operating income	106,342		96,432		87,004	52,786		17,563
Total non-operating (loss) income	(1,978)		7,871		(143)	12,708	(2)	(13,409)	(1)
Income before provision for income taxes	104,364		104,303		86,861	65,494		4,154
Provision for income taxes	41,109		36,407		32,584	19,089		4,490
Net income (loss)	$63,255		$67,896		$54,277	$46,405		$(336)
Less: Net loss (income) attributable to redeemable noncontrolling interest	4,864		(1,779)		30	(8)		(1,374)
Net income (loss) attributable to common stockholders	$68,119		$66,117		$54,307	$46,397		$(1,710)

Earnings (loss) per share attributable to common stockholders
Basic	$1.54		$1.51		$1.26	$1.09		$(0.04)
Diluted	$1.51		$1.49		$1.23	$1.07		$(0.04)

Cash dividends declared per share
Quarterly	$0.80		$0.72		$0.60	$0.40		$0.20
Special	$1.00		$1.50		$1.00	$2.00		$—
Consolidated Statements of Financial Condition
Cash and cash equivalents	$128,277		$95,412		$127,824	$136,191		$153,002
Securities owned	15,668		97,155		25,304	—		17,621
Equity method investments	24,724		8,106		7,868	43,979		10,842
Investments, available-for-sale	10,449		25,322		27,133	16,954		45,758
Total assets	274,926		337,315		286,233	277,586		328,711
Total liabilities	51,162		67,547		50,925	44,221		40,376
Total stockholders' equity	223,557		216,580		230,512	233,365		284,869

Other Financial Data (in millions)
Assets under management (AUM) by account type:
Institutional accounts	$22,926		$24,850		$25,380	$19,625		$12,954
Open-end mutual funds	14,016		12,962		9,619	8,484		6,285
Closed-end mutual funds	8,965		7,985		6,285	6,353		5,546
Total AUM	$45,907		$45,797		$41,284	$34,462		$24,785

_________________________
(1) Includes $32.3 million expense resulting from the impairment of available-for-sale securities.
(2) Includes $6.8 million gain due to recoveries on the sale of previously impaired securities.
(3) Includes $4.1 million expense associated with the offering of a closed-end mutual fund.
(4) Includes $15.7 million expense associated primarily with the offering of a closed-end mutual fund.
(5) Includes $7.8 million expense associated primarily with the offering of a closed-end mutual fund.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in Item 1A. Risk Factors of this Annual Report on Form 10-K. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2013	2012	2011
Institutional Accounts
Assets under management, beginning of period	$24,850	$25,380	$19,625
Inflows	1,163	2,113	9,841
Outflows	(4,583)	(7,186)	(3,802)
Net (outflows) inflows	(3,420)	(5,073)	6,039
Market appreciation (depreciation)	1,496	4,543	(284)
Total (decrease) increase	(1,924)	(530)	5,755
Assets under management, end of period	$22,926	$24,850	$25,380
Average assets under management for period	$24,706	$25,284	$24,175

Open-End Mutual Funds
Assets under management, beginning of period	$12,962	$9,619	$8,484
Inflows	5,521	5,149	4,278
Outflows	(4,819)	(3,669)	(2,991)
Net inflows	702	1,480	1,287
Market appreciation (depreciation)	352	1,863	(152)
Total increase	1,054	3,343	1,135
Assets under management, end of period	$14,016	$12,962	$9,619
Average assets under management for period	$14,382	$11,798	$9,342

Closed-End Mutual Funds
Assets under management, beginning of period	$7,985	$6,285	$6,353
Inflows	789	1,004	153
Outflows	(24)	—	(59)
Net inflows	765	1,004	94
Market appreciation (depreciation)	215	696	(162)
Total increase (decrease)	980	1,700	(68)
Assets under management, end of period	$8,965	$7,985	$6,285
Average assets under management for period	$8,790	$7,096	$6,522

Total
Assets under management, beginning of period	$45,797	$41,284	$34,462
Inflows	7,473	8,266	14,272
Outflows	(9,426)	(10,855)	(6,852)
Net (outflows) inflows	(1,953)	(2,589)	7,420
Market appreciation (depreciation)	2,063	7,102	(598)
Total increase	110	4,513	6,822
Assets under management, end of period	$45,907	$45,797	$41,284
Average assets under management for period	$47,878	$44,178	$40,039
Assets under management were $45.9 billion at December 31, 2013, an increase of 0.2% from $45.8 billion at December 31, 2012 and an increase of 11% from $41.3 billion at December 31, 2011. The increase in assets under management during 2013 was due to market appreciation of $2.1 billion, offset by net outflows of $2.0 billion, primarily from the global/international real estate and large cap value strategies. The increase in assets under management during 2012 was attributable to market appreciation of $7.1 billion, partially offset by net outflows of $2.6 billion, primarily from the global/international real estate strategies associated with subadvisory relationships. The increase in assets under management during 2011 was attributable to net inflows of $7.4 billion, primarily into U.S. real estate strategies, partially offset by market depreciation of $598 million.
A significant majority of our revenue, approximately 91%, 89% and 94% for the years ended December 31, 2013, 2012 and 2011, respectively, was derived from investment advisory and administrative fees for providing asset management services to institutional accounts and our sponsored open-end and closed-end mutual funds. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee generally applied to the average assets under management in the client's portfolio.
Average assets under management was $47.9 billion for the year ended December 31, 2013, an 8% increase from $44.2 billion for the year ended December 31, 2012 and a 20% increase from $40.0 billion for the year ended December 31, 2011.
Institutional accounts
Institutional account assets under management were $22.9 billion at December 31, 2013, compared with $24.9 billion at December 31, 2012 and $25.4 billion at December 31, 2011. The decrease in assets under management during 2013 was due to net outflows of $3.4 billion, primarily from the global/international real estate and large cap value strategies, partially offset by market appreciation of $1.5 billion. The decrease in assets under management during 2012 was attributable to net outflows of $5.1 billion, primarily from the global/international real estate strategies associated with subadvisory relationships, largely offset by market appreciation of $4.5 billion. The increase in assets under management during 2011 was attributable to net inflows of $6.0 billion, primarily from subadvisory relationships, into U.S. real estate strategies, partially offset by market depreciation of $284 million.
Average assets under management for institutional accounts was $24.7 billion for the year ended December 31, 2013, a decrease of 2% from $25.3 billion for the year ended December 31, 2012 and an increase of 2% from $24.2 billion for the year ended December 31, 2011.
Institutional accounts had gross inflows of $1.2 billion for the year ended December 31, 2013, compared with $2.1 billion for the year ended December 31, 2012 and $9.8 billion for the year ended December 31, 2011. Gross outflows were $4.6 billion for the year ended December 31, 2013, compared with $7.2 billion for the year ended December 31, 2012 and $3.8 billion for the year ended December 31, 2011.
Market appreciation was $1.5 billion for the year ended December 31, 2013, compared with market appreciation of $4.5 billion for the year ended December 31, 2012 and market depreciation of $284 million for the year ended December 31, 2011.
Open-end mutual funds
Open-end mutual fund assets under management were $14.0 billion at December 31, 2013, compared with $13.0 billion at December 31, 2012 and $9.6 billion at December 31, 2011. The increase in assets under management during 2013 was due to net inflows of $702 million, primarily from the U.S. real estate and preferred securities strategies, and market appreciation of $352 million. The increase in assets under management during 2012 was attributable to market appreciation of $1.9 billion and net inflows of $1.5 billion, primarily from the U.S. real estate and preferred securities strategies. The increase in assets under management during 2011 was attributable to net inflows of $1.3 billion, partially offset by market depreciation of $152 million.
Average assets under management for open-end mutual funds was $14.4 billion for the year ended December 31, 2013, an increase of 22% from $11.8 billion for the year ended December 31, 2012 and an increase of 54% from $9.3 billion for the year ended December 31, 2011.
Open-end mutual funds had gross inflows of $5.5 billion for the year ended December 31, 2013, compared with $5.1 billion for the year ended December 31, 2012 and $4.3 billion for the year ended December 31, 2011. Gross outflows were $4.8 billion for the year ended December 31, 2013, compared with $3.7 billion for the year ended December 31, 2012 and $3.0 billion for the year ended December 31, 2011.

Market appreciation was $352 million for the year ended December 31, 2013, compared with market appreciation of $1.9 billion for the year ended December 31, 2012 and market depreciation of $152 million for the year ended December 31, 2011.
Closed-end mutual funds
Closed-end mutual fund assets under management were $9.0 billion at December 31, 2013, compared with $8.0 billion at December 31, 2012 and $6.3 billion at December 31, 2011. The increase in assets under management during 2013 was due to net inflows of $765 million, primarily from the launch of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE"), and market appreciation of $215 million. The increase in assets under management during 2012 was attributable to inflows of $1.0 billion, primarily from the launch of Cohen & Steers Limited Duration Preferred and Income Fund, Inc. ("LDP") and market appreciation of $696 million. The decrease in assets under management during 2011 was attributable to market depreciation of $162 million, partially offset by net inflows of $94 million attributable to an increase in the use of the funds' credit facilities.
Average assets under management for closed-end mutual funds was $8.8 billion for the year ended December 31, 2013, an increase of 24% from $7.1 billion for the year ended December 31, 2012 and an increase of 35% from $6.5 billion for the year ended December 31, 2011.
Market appreciation was $215 million in the year ended December 31, 2013, compared with market appreciation of $696 million in the year ended December 31, 2012 and market depreciation of $162 million in the year ended December 31, 2011.
Results of Operations

(in thousands)	Years Ended December 31,
	2013	2012	2011
Results of operations
Total revenue	$297,713	$273,553	$237,246
Total expenses	191,371	177,121	150,242
Total non-operating (loss) income	(1,978)	7,871	(143)
Income before provision for income taxes	$104,364	$104,303	$86,861
2013 Compared with 2012
Revenue
Revenue increased 9% to $297.7 million for the year ended December 31, 2013 from $273.6 million for the year ended December 31, 2012. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, partially offset by lower portfolio consulting and other revenue attributable to lower average assets under advisement from model-based strategies. Investment advisory and administration fees increased 11% to $271.1 million for the year ended December 31, 2013, compared with $244.5 million for the year ended December 31, 2012.
For the year ended December 31, 2013, total investment advisory and administration revenue from institutional accounts decreased 8% to $81.8 million from $88.6 million for the year ended December 31, 2012. The decrease in institutional account revenue was attributable to lower average assets under management.
For the year ended December 31, 2013, total investment advisory and administration revenue from open-end mutual funds increased 19% to $114.7 million from $96.3 million for the year ended December 31, 2012. The increase in open-end mutual fund revenue was attributable to higher average assets under management.
For the year ended December 31, 2013, total investment advisory and administration revenue from closed-end mutual funds increased 25% to $74.6 million from $59.7 million for the year ended December 31, 2012. The increase in closed-end mutual fund revenue was attributable to higher average assets under management primarily from the launch of MIE.

Distribution and service fee revenue increased 27% to $14.4 million for the year ended December 31, 2013 from $11.3 million for the year ended December 31, 2012. This increase was primarily due to higher average assets under management in our open-end mutual funds in 2013.
Portfolio consulting and other revenue decreased 31% to $12.2 million for the year ended December 31, 2013 from $17.7 million for the year ended December 31, 2012.The decrease was primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 8% to $191.4 million for the year ended December 31, 2013 from $177.1 million for the year ended December 31, 2012, primarily due to increases in general and administrative expenses of $7.4 million and employee compensation and benefits of $6.2 million.
General and administrative expenses increased 19% to $46.8 million for the year ended December 31, 2013 from $39.4 million for the year ended December 31, 2012. The increase was primarily due to higher fund related expenses of approximately $3.1 million, higher rent of approximately $1.5 million resulting from the extension of the lease for our corporate headquarters in New York City, higher professional fees of approximately $1.0 million and higher information technology costs of approximately $736,000 primarily related to upgrades made to our infrastructure, including trading and application systems.
Employee compensation and benefits increased 7% to $94.7 million for the year ended December 31, 2013 from $88.5 million for the year ended December 31, 2012. This increase was primarily due to higher amortization of restricted stock units of approximately $3.8 million and higher salaries of approximately $1.8 million.
Distribution and service fee expenses were $41.2 million for the year ended December 31, 2013, compared with $41.3 million for the year ended December 31, 2012. The 2013 results included approximately $7.2 million of distribution costs associated with the launch of MIE. After adjusting for these costs, distribution and service fee expenses would have been $34.1 million for the year ended December 31, 2013. The 2012 results included approximately $14.4 million of distribution costs associated with the launch of LDP. After adjusting for these costs, distribution and service fee expenses would have been $26.9 million for the year ended December 31, 2012. The increase in distribution and service fee expenses after adjustments was primarily due to higher average assets under management in our open-end mutual funds and additional expenses related to the exercise of the underwriters' over-allotment option for MIE during the year ended December 31, 2013.
Non-operating Income
Non-operating loss was $2.0 million for the year ended December 31, 2013, compared with non-operating income of $7.9 million for the year ended December 31, 2012. The decrease was primarily due to net loss from our consolidated funds.
Income Taxes
We recorded an income tax expense of $41.1 million for the year ended December 31, 2013, compared with $36.4 million for the year ended December 31, 2012. The provision for income taxes for the year ended December 31, 2013 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.6%, which included discrete items, the most significant of which was attributable to the launch costs for MIE. Excluding the discrete items, the effective tax rate for the year ended December 31, 2013 was approximately 38%. The effective tax rate for the year ended December 31, 2012 was approximately 35.5%, which included discrete items, the most significant of which was attributable to the offering costs of LDP. Excluding the discrete items, the effective tax rate for the year ended December 31, 2012 was approximately 36%.
2012 Compared with 2011
Revenue
Revenue increased 15% to $273.6 million for the year ended December 31, 2012 from $237.2 million for the year ended December 31, 2011. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management and higher portfolio consulting and other revenue attributable to higher average assets under advisement from model-based strategies. Investment advisory and administration fees increased 10% to $244.5 million for the year ended December 31, 2012, compared with $221.9 million for the year ended December 31, 2011.

For the year ended December 31, 2012, total investment advisory and administration revenue from institutional accounts decreased 1% to $88.6 million from $89.6 million for the year ended December 31, 2011. The decrease in institutional account revenue was attributable to a lower effective fee rate, partially offset by higher average assets under management.
For the year ended December 31, 2012, total investment advisory and administration revenue from open-end mutual funds increased 23% to $96.3 million from $78.6 million for the year ended December 31, 2011. The increase in open-end mutual fund revenue was attributable to higher average assets under management.
For the year ended December 31, 2012, total investment advisory and administration revenue from closed-end mutual funds increased 11% to $59.7 million from $53.8 million for the year ended December 31, 2011. The increase in closed-end mutual fund revenue was attributable to higher average assets under management from the launch of LDP.
Distribution and service fee revenue increased 17% to $11.3 million for the year ended December 31, 2012 from $9.7 million for the year ended December 31, 2011. This increase in distribution and service fee revenue was primarily due to higher average assets under management in our open-end mutual funds in 2012.
Portfolio consulting and other revenue increased 213% to $17.7 million for the year ended December 31, 2012 from $5.6 million for the year ended December 31, 2011. The increase was due to higher average assets under advisement, primarily attributable to model-based strategies for the year ended December 31, 2012.
Expenses
Total operating expenses increased 18% to $177.1 million for the year ended December 31, 2012 from $150.2 million for the year ended December 31, 2011, primarily due to increases in distribution and service fees of $17.4 million, general and administrative expenses of $4.2 million and employee compensation and benefits of $4.1 million.
Distribution and service fee expenses increased 73% to $41.3 million for the year ended December 31, 2012 from $23.9 million for the year ended December 31, 2011. The 2012 results included approximately $14.4 million of distribution costs associated with the launch of LDP. After adjusting for these costs, distribution and service fee expenses would have been $26.9 million for the year ended December 31, 2012. The increase in distribution and service fee expenses after adjustments was primarily due to higher average assets under management in certain of our open-end no-load mutual funds.
General and administrative expenses increased 12% to $39.4 million for the year ended December 31, 2012 from $35.2 million for the year ended December 31, 2011. The increase was primarily due to higher professional fees of approximately $1.5 million, higher rent of approximately $1.4 million resulting from the extension of the lease for our corporate headquarters in New York City, higher marketing and printing costs of approximately $677,000 and higher information technology costs of approximately $536,000 resulting from upgrades made to our infrastructure, including application development.
Employee compensation and benefits increased 5% to $88.5 million for the year ended December 31, 2012 from $84.4 million for the year ended December 31, 2011. This increase was primarily due to higher incentive bonus and production compensation, net of deferrals, of approximately $2.8 million and higher salaries of approximately $691,000.
Non-operating Income
Non-operating income was $7.9 million for the year ended December 31, 2012, compared with a non-operating loss of $143,000 for the year ended December 31, 2011. The increase was primarily attributable to gains from our consolidated funds.
Income Taxes
We recorded an income tax expense of $36.4 million for the year ended December 31, 2012, compared with $32.6 million for the year ended December 31, 2011. The provision for income taxes for the year ended December 31, 2012 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35.5%, which included discrete items, the most significant of which was attributable to the offering costs for LDP. Excluding the discrete items, the effective tax rate for the year ended December 31, 2012 was approximately 36%. The effective tax rate for the year ended December 31, 2011 was approximately 38%.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, investments, available-for-sale and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification (the “Codification”) Topic 820, Fair Value Measurement (“ASC 820”), were 73% and 50% of total assets as of December 31, 2013 and 2012, respectively.
Included in equity method investments was approximately $8.0 million invested in our offshore global real estate long-short fund which was classified as a level 2 investment at December 31, 2012. See Notes 4 and 5 to the consolidated financial statements relating to investments.
Net cash provided by operating activities was $75.9 million for the year ended December 31, 2013, compared with $20.3 million and $72.4 million for the years ended December 31, 2012 and December 31, 2011, respectively. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.
Net cash provided by investing activities was $18.0 million for the year ended December 31, 2013, compared with net cash provided by investing activities of $2.5 million for the year ended December 31, 2012 and net cash used in investing activities of $3.0 million for the year ended December 31, 2011. In 2013, net cash provided by investing activities was primarily comprised of proceeds from sales of investments, available-for-sale in the amount of $26.7 million and proceeds from redemption of equity method investments of $7.7 million, partially offset by purchases of $10.2 million of investments, available-for-sale and purchases of $6.2 million of property and equipment. In 2012, net cash provided by investing activities was primarily comprised of proceeds from sales of investments, available-for-sale in the amount of $25.7 million and proceeds from redemption of equity investments of $811,000, partially offset by purchases of $20.7 million of investments, available-for-sale and purchases of $3.4 million of property and equipment. In 2011, net cash used in investing activities was primarily for purchases of $37.6 million of investments, available-for-sale and purchases of $2.9 million of property and equipment, partially offset by proceeds from sales of investments, available-for-sale in the amount of $28.7 million and proceeds from the redemption of equity investments of $8.8 million.
Net cash used in financing activities was $61.8 million, $55.7 million and $77.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, net cash used in financing activities was primarily for dividends paid to stockholders of $79.7 million, which included a special dividend of approximately $44.3 million paid on December 20, 2013, the redemption of redeemable noncontrolling interest of $14.2 million and repurchases of common stock of $8.0 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by contributions from redeemable noncontrolling interest of $37.7 million and excess tax benefits associated with the delivery of restricted stock units of $2.0 million. In 2012, net cash used in financing activities was primarily for dividends paid to stockholders of $97.2 million, which included a special dividend of approximately $65.6 million paid on December 20, 2012, repurchases of common stock of $8.5 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and the redemption of redeemable noncontrolling interest of $8.4 million, partially offset by contributions from redeemable noncontrolling interest of $55.1 million and excess tax benefits associated with the delivery of restricted stock units of $2.9 million. In 2011, net cash used in financing activities was primarily for dividends paid to stockholders of $69.1 million, which included a special dividend of approximately $43.2 million paid on September 28, 2011, repurchases of common stock of $6.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and the redemption of redeemable noncontrolling interest of $3.7 million, partially offset by excess tax benefits associated with delivery of restricted stock units of $1.5 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At December 31, 2013, we exceeded our minimum regulatory capital requirements by approximately $3.0 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission, the United Kingdom Financial Conduct Authority, and the Belgium Financial Services and Markets Authority. Effective December 31, 2013, Cohen & Steers Europe SPRL ("CSE") (formerly known as Cohen & Steers Europe S.A.) requested, and was granted, a withdrawal of its investment services license with the Belgium Financial Services and Markets Authority. At December 31, 2013, our non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $48.4 million. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents and investments, available-for-sale were approximately $71.0 million held by our foreign subsidiaries as of December 31, 2013, including amounts held by CSE, for which we completed a reorganization in February 2013. This transaction did not impact the accounting for income taxes as of December 31, 2013. It is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"). As of December 31, 2013, we have funded approximately $2.6 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The actual timing of the funding of this commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. The unfunded portion of this commitment was not recorded on our consolidated statements of financial condition as of December 31, 2013.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of December 31, 2013. The following summarizes our contractual obligations as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	2019 and after	Total
Operating leases	$7,914	$9,004	$8,754	$8,447	$8,447	$47,320	$89,886
On June 29, 2012, we extended the lease for our corporate headquarters in New York City to 2024. See Note 13 for further discussion about our commitments and contingencies.
We had $5.9 million, $4.9 million and $4.7 million of total gross unrecognized tax benefits as of December 31, 2013, 2012 and 2011, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.7 million, $3.0 million and $2.8 million (net of the federal benefit on state issues) as of December 31, 2013, 2012 and 2011, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013 and 2012, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million and $0.7 million, respectively. See Note 14 to the consolidated financial statements for additional disclosures related to income taxes.
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

Consolidation
We consolidate operating entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which our ownership ranges from 20 to 50 percent, or in instances in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are the primary beneficiary. We record noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100 percent.
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
Securities owned and securities sold but not yet purchased are classified as trading securities, represent securities held within the affiliated funds that we consolidate and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our fair valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities reported in our consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income or loss for the period. As of December 31, 2013, our equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
From time to time, our consolidated affiliated funds enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in our consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in our consolidated statements of financial condition.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite lived intangible assets are amortized over their useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determined that the fair values of our goodwill and indefinite lived intangible assets substantially exceeded their carrying values as a result of the most recent impairment test performed as of November 30, 2013.
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
Recently Issued Accounting Pronouncements
In December 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance to provide a single definition of public business entity for use in future financial accounting and reporting guidance. The guidance specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. Additionally, a consolidated subsidiary of a public company is not considered a public business entity for purposes of its standalone financial statements other than those included in an SEC filing by its parent or by other registrants or those that are issuers and are required to file or furnish financial statements with the SEC. This new guidance will be effective for all future accounting updates starting from 2014. The adoption of this new guidance will not have a material impact on our consolidated financial statements.
In July 2013, the FASB issued new guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward exists. An entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). This new guidance will be effective for the first quarter of our 2014 fiscal year. The adoption of this new guidance will not have a material impact on our consolidated financial statements.
In June 2013, the FASB issued new guidance which clarifies the characteristics of an investment company and provides guidance for assessing whether an entity is an investment company. From time to time we consolidate certain of our affiliated funds which are considered investment companies. We retain the specialized investment company accounting for such funds in consolidation. This new guidance will be effective for the first quarter of our 2014 fiscal year. The adoption of this new guidance will not have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk from changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments. At December 31, 2013, we had approximately $15.7 million of securities owned as a result of consolidating Cohen & Steers Active Commodities Fund, LP, Cohen & Steers MLP & Energy Opportunity Fund, Inc., Cohen & Steers Co-Investment Partnership, L.P. and Cohen & Steers Global Real Estate Long-Short Fund, L.P. At December 31, 2013, we had approximately $24.7 million of equity method investments, which represented our equity interests in Cohen & Steers Real Assets Fund, Inc., Cohen & Steers Global Real Estate Long-Short Offshore Fund, L.P. and Cohen & Steers Global Realty Partners III-TE, L.P. As of December 31, 2013, we had approximately $10.4 million of investments, available-for-sale which were comprised of approximately $6.0 million invested in foreign and domestic common stocks, $4.3 million invested in perpetual preferred securities and $198,000 invested in our sponsored mutual funds.

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at December 31, 2013:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Securities owned	$15,668	$17,235	$14,101
Equity method investments	24,724	27,196	22,252
Investments, available-for-sale	10,449	11,494	9,404

A significant majority of our revenue—approximately 91%, 89% and 94% for the years ended December 31, 2013, 2012 and 2011, respectively—was derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to such market factors as inflation, interest changes and economic downturn, may cause our revenue and income to decline by:
•causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or
•causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory and administration fees.
In addition, market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth. Further, depending on market conditions, the closed-end mutual funds we manage may increase or decrease their leverage in order to maintain the funds' target leverage ratios, thereby increasing or decreasing the assets we manage.
As of December 31, 2013, 57% and 13% of the assets we managed were concentrated in U.S. real estate common stocks and international real estate common stocks, respectively. An increase in interest rates or prolonged economic downturn could have a negative impact on the valuation of REITs and other securities in our clients' portfolios, which could reduce our revenue. In addition, an increase in interest rates or prolonged economic downturn could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.
Item 8. Financial Statements and Supplementary Data
The report of our independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See the Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There have been no disagreements on accounting and financial disclosure matters.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Effective January 1, 2014, Martin Cohen became our Executive Chairman and Robert H. Steers became our sole Chief Executive Officer. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were effective to accomplish their objectives at a reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's report on internal control over financial reporting is located on page F-2 of this Annual Report on Form 10-K and Deloitte & Touche LLP's report on the effectiveness of our internal control over financial reporting is located on page F-3.
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
Item 11. Executive Compensation
The information contained in the sections captioned “Item 1: Election of Directors-Compensation of Executive Officers”, “Item 1: Election of Directors-Information About the Board and its Committees” and “Item 1: Election of Directors-Report of the Compensation Committee” of the Proxy Statement is incorporated herein by reference.
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan*(3)
10.5	—	Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan*(3)
10.6	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan*(3)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan*(4)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan*(5)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan*(4)
10.10	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)
10.11	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—	Subsidiaries of the Registrant (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

(1) Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.
(3) Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32236), filed on May 13, 2013.
(4) Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2012.
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

COHEN & STEERS, INC.

By:	/S/ ROBERT H. STEERS
Robert H. Steers Chief Executive Officer and Director
March 14, 2014
Each of the officers and directors of Cohen & Steers, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Robert H. Steers, acting alone, his true and lawful attorney-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN COHEN
Martin Cohen	Executive Chairman and Director	March 14, 2014

/S/ ROBERT H. STEERS
Robert H. Steers	Chief Executive Officer and Director	March 14, 2014

/S/ PETER L. RHEIN
Peter L. Rhein	Director	March 14, 2014

/S/ RICHARD P. SIMON
Richard P. Simon	Director	March 14, 2014

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	March 14, 2014

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 14, 2014

/S/ Elena Dulik
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014

TABLE OF CONTENTS
FINANCIAL STATEMENTS

COHEN & STEERS, INC.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cohen & Steers, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company's internal control over financial reporting includes (1) policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; (3) and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on its assessment, our management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.
The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company's internal control over financial reporting. Their report appears on the following page.
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY
We have audited the accompanying consolidated statement of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
March 14, 2014

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$128,277	$95,412
Securities owned ($26,002)(1) ($7,300 and $849)(2)	15,668	97,155
Equity method investments	24,724	8,106
Investments, available-for-sale	10,449	25,322
Accounts receivable	40,888	44,397
Due from broker ($12,358)(1)	2,906	17,617
Property and equipment—net	9,824	9,103
Goodwill	20,672	20,122
Intangible assets—net	1,701	1,790
Deferred income tax asset—net	14,144	10,171
Other assets ($103)(1)	5,673	8,120
Total assets	$274,926	$337,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$25,214	$25,845
Securities sold but not yet purchased ($14,685)(1)	—	14,685
Income tax payable	7,575	8,836
Other liabilities and accrued expenses ($335)(1)	18,373	18,181
Total liabilities	51,162	67,547
Commitments and contingencies (see Note 13)
Redeemable noncontrolling interest	207	53,188
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 47,735,793 and 47,002,117 shares issued at December 31, 2013 and December 31, 2012, respectively	477	470
Additional paid-in capital	457,138	429,377
Accumulated deficit	(131,366)	(117,889)
Accumulated other comprehensive income, net of tax	2,989	2,341
Less: Treasury stock, at cost, 3,481,942 and 3,239,093 shares at December 31, 2013 and December 31, 2012, respectively	(105,681)	(97,719)
Total stockholders’ equity	223,557	216,580
Total liabilities and stockholders’ equity	$274,926	$337,315
_________________________
(1) Asset and liability amounts in parentheses represent the consolidated balances at December 31, 2012 attributable to Cohen & Steers Global Real Estate Long-Short Fund, L.P., which was a variable interest entity as of December 31, 2012.
(2) Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Fund, LP as of December 31, 2013 and Cohen & Steers Real Assets Fund, Inc. as of December 31, 2012.
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Investment advisory and administration fees	$271,109	$244,529	$221,879
Distribution and service fees	14,359	11,334	9,718
Portfolio consulting and other	12,245	17,690	5,649
Total revenue	297,713	273,553	237,246
Expenses:
Employee compensation and benefits	94,707	88,517	84,371
Distribution and service fees	41,247	41,270	23,867
General and administrative	46,802	39,431	35,204
Depreciation and amortization	5,606	5,562	5,056
Amortization, deferred commissions	3,009	2,341	1,744
Total expenses	191,371	177,121	150,242
Operating income	106,342	96,432	87,004
Non-operating income:
Interest and dividend income—net	2,280	2,530	1,068
(Loss) gain from trading securities—net	(6,612)	4,082	39
Gain from available-for-sale securities—net	2,259	1,237	376
Equity in earnings (losses) of affiliates	840	1,050	(3,021)
Other (losses) gains	(745)	(1,028)	1,395
Total non-operating (loss) income	(1,978)	7,871	(143)
Income before provision for income taxes	104,364	104,303	86,861
Provision for income taxes	41,109	36,407	32,584
Net income	63,255	67,896	54,277
Less: Net loss (income) attributable to redeemable noncontrolling interest	4,864	(1,779)	30
Net income attributable to common stockholders	$68,119	$66,117	$54,307

Earnings per share attributable to common stockholders:
Basic	$1.54	$1.51	$1.26
Diluted	$1.51	$1.49	$1.23
Weighted average shares outstanding:
Basic	44,272	43,766	43,190
Diluted	45,083	44,482	43,975

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$63,255	$67,896	$54,277
Less: Net loss (income) attributable to redeemable noncontrolling interest	4,864	(1,779)	30
Net income attributable to common stockholders	68,119	66,117	54,307
Foreign currency translation gain (loss), net of tax of zero	1,279	751	(1,037)
Net unrealized gain (loss) from available-for-sale securities, net of tax of zero	1,628	3,052	(1,783)
Reclassification to statements of operations of gain from available-for-sale securities, net of tax of zero	(2,259)	(1,237)	(376)
Total comprehensive income attributable to common stockholders	$68,767	$68,683	$51,111

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2011	$454	$378,081	$(65,553)	$2,971	$(82,588)	$233,365	$—	42,640
Dividends ($1.60 per share)	—	—	(71,817)	—	—	(71,817)	—	—
Issuance of common stock	8	531	—	—	—	539	—	760
Repurchase of common stock	—	—	—	—	(6,647)	(6,647)	—	(232)
Tax benefits associated with restricted stock units—net	—	1,987	—	—	—	1,987	—	—
Issuance of restricted stock units	—	3,382	—	—	—	3,382	—	—
Amortization of restricted stock units—net	—	18,594	—	—	—	18,594	—	—
Forfeitures of vested restricted stock units	—	(2)	—	—	—	(2)	—	—
Net income (loss)	—	—	54,307	—	—	54,307	(30)	—
Other comprehensive loss, net of tax	—	—	—	(3,196)	—	(3,196)	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(744)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	744	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(3,734)	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	437	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	8,123	—
Ending balance, December 31, 2011	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends ($2.22 per share)	—	—	(100,943)	—	—	(100,943)	—	—
Issuance of common stock	8	498	—	—	—	506	—	847
Repurchase of common stock	—	—	—	—	(8,484)	(8,484)	—	(252)
Tax benefits associated with restricted stock units—net	—	4,223	—	—	—	4,223	—	—
Issuance of restricted stock units	—	4,594	—	—	—	4,594	—	—
Amortization of restricted stock units—net	—	17,490	—	—	—	17,490	—	—
Forfeitures of vested restricted stock units	—	(1)	—	—	—	(1)	—	—
Net income	—	—	66,117	—	—	66,117	1,779	—
Other comprehensive income, net of tax	—	—	—	2,566	—	2,566	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(8,438)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	55,132	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	(81)	—
Ending balance, December 31, 2012	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends ($1.80 per share)	—	—	(81,596)	—	—	(81,596)	—	—
Issuance of common stock	7	473	—	—	—	480	—	734
Repurchase of common stock	—	—	—	—	(7,962)	(7,962)	—	(243)
Tax benefits associated with restricted stock units—net	—	3,146	—	—	—	3,146	—	—
Issuance of restricted stock units	—	2,689	—	—	—	2,689	—	—
Amortization of restricted stock units—net	—	21,463	—	—	—	21,463	—	—
Forfeitures of vested restricted stock units	—	(10)	—	—	—	(10)	—	—
Net income (loss)	—	—	68,119	—	—	68,119	(4,864)	—
Other comprehensive income, net of tax	—	—	—	648	—	648	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	37,711	—
Distribution to redeemable noncontrolling interest	—	—	—	—	—	—	(14,242)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(71,586)	—
Ending balance, December 31, 2013	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$63,255	$67,896	$54,277
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	21,539	17,562	18,675
Amortization, deferred commissions	3,009	2,341	1,744
Depreciation and amortization	5,606	5,562	5,056
Deferred rent	1,954	711	(530)
Loss (gain) from trading securities—net	6,612	(4,082)	(39)
Equity in (earnings) losses of affiliates	(840)	(1,050)	3,021
Gain from available-for-sale securities—net	(2,259)	(1,237)	(376)
Deferred income taxes	(3,087)	(173)	(415)
Foreign currency loss (gain)	622	572	(829)
Changes in operating assets and liabilities:
Accounts receivable	2,887	(5,379)	(5,940)
Due from broker	(8,826)	(10,562)	(3,699)
Deferred commissions	(2,399)	(2,981)	(1,915)
Securities owned	(11,573)	(65,347)	7,393
Other assets	1,542	(1,655)	(1,597)
Accrued compensation	(152)	3,039	3,445
Securities sold but not yet purchased	(14,685)	6,251	(599)
Income tax payable	(1,026)	4,445	(4,388)
Other liabilities and accrued expenses	13,693	4,430	(839)
Net cash provided by operating activities	75,872	20,343	72,445
Cash flows from investing activities:
Proceeds from redemption of equity method investments	7,741	811	8,800
Purchases of investments, available-for-sale	(10,195)	(20,733)	(37,611)
Proceeds from sales of investments, available-for-sale	26,700	25,736	28,703
Purchases of property and equipment	(6,230)	(3,361)	(2,927)
Net cash provided by (used in) investing activities	18,016	2,453	(3,035)
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,025	2,905	1,483
Issuance of common stock	408	439	466
Repurchase of common stock	(7,962)	(8,484)	(6,647)
Dividends to stockholders	(79,695)	(97,208)	(69,118)
Redemptions of redeemable noncontrolling interest	(14,242)	(8,438)	(3,734)
Contributions from redeemable noncontrolling interest	37,711	55,132	—
Net cash used in financing activities	(61,755)	(55,654)	(77,550)
Net increase (decrease) in cash and cash equivalents	32,133	(32,858)	(8,140)
Effect of foreign exchange rate changes on cash and cash equivalents	732	446	(227)
Cash and cash equivalents, beginning of the year	95,412	127,824	136,191
Cash and cash equivalents, end of the year	$128,277	$95,412	$127,824

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
For the years ended December 31, 2013, 2012 and 2011, the Company paid taxes, net of tax refunds, of approximately $43,483,000, $29,298,000 and $35,724,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the years ended December 31, 2013, 2012 and 2011, the Company issued fully vested restricted stock units in the amount of $789,000, $858,000 and $683,000, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $1,901,000, $3,735,000 and $2,699,000, respectively.
As further described in Note 4, during the year ended December 31, 2013, the Company’s proportionate ownership interest in Cohen & Steers Real Assets Fund, Inc. ("RAP") decreased and the Company deconsolidated the assets and liabilities of RAP resulting in a non-cash reduction of $71,586,000 from redeemable noncontrolling interest and a non-cash increase of $23,519,000 to equity method investments.
On November 14, 2011, the Company redeemed a portion of its shares from the Cohen & Steers Global Listed Infrastructure Fund ("GLIF") in the amount of approximately $3,062,000 that were simultaneously invested in an account treated as available-for-sale through a non-cash delivery of securities.
On November 1, 2011, the Company consolidated the assets and liabilities of the Cohen & Steers Global Real Estate Long-Short Fund, L.P. (the "Onshore Fund") resulting in a non-cash reclassification of $18,444,000 from equity method investments representing the Company's proportionate share of the fund.
On February 23, 2011, the Company consolidated the assets and liabilities of GLIF resulting in a non-cash reclassification of $5,838,000 from equity method investments representing the Company's proportionate share of the fund.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Cohen & Steers, Inc. (“CNS”) was organized as a Delaware corporation on March 17, 2004. CNS was formed to be the holding company for Cohen & Steers Capital Management, Inc. (“CSCM”), a New York corporation, and to allow for the issuance of common stock to the public.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”), Cohen & Steers Asia Limited and Cohen & Steers UK Limited; Cohen & Steers Europe SPRL (formerly known as Cohen & Steers Europe S.A.) is a wholly-owned subsidiary of Cohen & Steers UK Limited (collectively, the “Company”). Prior to a reorganization in February 2013, Cohen & Steers Europe SPRL was a wholly-owned subsidiary of the Company. Intercompany balances and transactions have been eliminated in consolidation.
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

2. Summary of Significant Accounting Policies
Accounting Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.
Consolidation—The Company consolidates operating entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company also consolidates any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.
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
Securities owned and securities sold but not yet purchased are classified as trading securities, represent securities held within the affiliated funds that the Company consolidates and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities—net in the Company’s consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of December 31, 2013, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end and closed-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s consolidated statements of operations. An other than temporary impairment is presumed to have occurred if the available-for-sale investment has an unrealized loss continuously for 12 or more months.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in the Company's consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's consolidated statements of financial condition.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the client’s portfolio, net of applicable waivers. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average assets under management of such funds. This revenue is recognized as such fees are earned.
Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the Company-sponsored open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the first quarter of 2013 and the third quarter of 2012, the Company made payments of approximately $7.2 million and $14.4 million, respectively, associated with additional compensation agreements entered into in connection with the offering of two closed-end mutual funds. These payments are included in distribution and service fees expense on the accompanying consolidated statements of operations for the years ended December 31, 2013 and December 31, 2012.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars is included in the Company's consolidated statements of comprehensive income. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the consolidated statements of operations. The cumulative translation adjustment was $2,264,000, $985,000 and $234,000 as of December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common stockholders, foreign currency translation gain and loss (net of tax), unrealized gain and loss from available-for-sale securities (net of tax) and reclassification to statements of operations of gain and loss from available-for-sale securities (net of tax).
Recently Issued Accounting Pronouncements—In December 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance to provide a single definition of public business entity for use in future financial accounting and reporting guidance. The guidance specifies that an entity that is required by the Securities and Exchange Commission (“SEC”) to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. Additionally, a consolidated subsidiary of a public company is not considered a public business entity for purposes of its standalone financial statements other than those included in an SEC filing by its parent or by other registrants or those that are issuers and are required to file or furnish financial statements with the SEC. This new guidance will be effective for all future accounting updates starting from 2014. The adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued new guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward exists. An entity is required to present an unrecognized tax

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). This new guidance will be effective for the Company's first quarter of 2014. The adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.
In June 2013, the FASB issued new guidance which clarifies the characteristics of an investment company and provides guidance for assessing whether an entity is an investment company. From time to time the Company consolidates certain of its affiliated funds which are considered investment companies. The Company retains the specialized investment company accounting for such funds in consolidation. This new guidance will be effective for the Company’s first quarter of 2014. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In October 2012, the FASB issued new guidance to make certain technical corrections to the FASB Accounting Standards Codification ("Codification"), which identifies when the use of fair value should be linked to the definition of fair value in Codification Topic 820, Fair Value Measurement (“ASC 820”). The amendments affect various Codification topics and include source literature amendments, guidance clarification and reference corrections and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance were effective for the Company's first quarter of 2013. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.
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

3. Goodwill and Intangible Assets
Goodwill and intangible assets recorded in the Company's consolidated statements of financial condition relate to the acquisition of Cohen & Steers Europe SPRL (formerly known as Cohen & Steers Europe S.A.) during 2006.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in the Company's goodwill and intangible assets during the years ended December 31, 2013 and 2012 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2012	$19,934	$629	$1,250
Currency revaluation	188	—	—
Amortization during 2012	—	(89)	—
Balance at December 31, 2012	$20,122	$540	$1,250
Currency revaluation	550	—	—
Amortization during 2013	—	(89)	—
Balance at December 31, 2013	$20,672	$451	$1,250

The following is a summary of the intangible assets at December 31, 2013 and December 31, 2012 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2013
Amortized intangible assets:
Client relationships	60	$1,543	$(1,092)	$451
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,092)	$1,701
2012
Amortized intangible assets:
Client relationships	72	$1,543	$(1,003)	$540
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,003)	$1,790

Amortization expenses related to the intangible assets was approximately $89,000 for each of the years ended December 31, 2013, 2012 and 2011, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2014	$89
2015	89
2016	89
2017	89
2018	95
Thereafter	—
Total	$451

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments
The following is a summary of the Company's investments as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Securities owned	$15,668	$97,155
Equity method investments	24,724	8,106
Investments, available-for-sale	10,449	25,322
Trading and equity method investments
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (“MLO”), which was launched by the Company in December 2013, is an open-end mutual fund for which the Company is the investment manager. As of December 31, 2013, the Company owned all of the voting interest in MLO. Accordingly, the underlying assets and liabilities and results of operations of MLO have been included in the Company's consolidated financial statements.
The Cohen & Steers Active Commodities Fund, LP (“ACOM”), launched by the Company in April 2013, is structured as a partnership. The Company is the investment manager of ACOM for which it receives a management fee. As of
December 31, 2013, the Company owned all of the voting interest in ACOM. Accordingly, the underlying assets and liabilities and results of operations of ACOM have been included in the Company's consolidated financial statements.
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of December 31, 2013, the fair value of the Company's equity interest in GRP-TE was approximately $116,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 13 for further discussion regarding the Company's co-investment commitment. As of December 31, 2013, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's consolidated financial statements.
During 2008, the Company launched the Onshore Fund which is structured as a partnership. The Company is the general partner and investment manager of the Onshore Fund. As of December 31, 2013, the Company owned the majority of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities and results of operations of the Onshore Fund have been included in the Company's consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. The Onshore Fund had been identified as a VIE and the Company was the primary beneficiary until March 31, 2013. During April 2013, the unaffiliated limited partner redeemed all of its partnership interest from the Onshore Fund, which left the Company, with affiliated employees, owning 100% of the voting interests. As a result, the Onshore Fund is no longer a VIE because the interest holders' voting rights are proportionate with their rights to receive returns or obligation to absorb losses. The Onshore Fund continues to be consolidated.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the portion of the consolidated statements of financial condition attributable to the consolidated Onshore Fund as of December 31, 2012 when it was considered a VIE. As of December 31, 2012, the following assets were available only to settle obligations of the Onshore Fund and these liabilities were only the obligations of the Onshore Fund for which the creditors did not have recourse to the general credit of the Company (in thousands):

December 31, 2012
Assets:
Securities owned	$26,002
Due from broker	12,358
Other assets	103
Total assets	$38,463

Liabilities:
Securities sold but not yet purchased	$14,685
Other liabilities	335
Total liabilities	$15,020
The Cohen & Steers Global Real Estate Long-Short Offshore Fund, L.P. (the “Offshore Fund”), launched by the Company in 2008, is structured as a partnership. The Company is the general partner and investment manager of the Offshore Fund for which it receives a management fee and is entitled to receive a performance fee, if earned. The Company determined that the Offshore Fund was not a VIE. The limited partners, unaffiliated with the Company, have the ability to dissolve the fund with a majority vote. As a result, the Company does not have financial control and the Offshore Fund is not consolidated into the Company's consolidated financial statements. As the general partner, the Company has significant influence over the financial decisions of the Offshore Fund and therefore records its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
RAP, which was launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment manager. The Company had a controlling financial interest in RAP through July 31, 2013 and therefore, the underlying assets and liabilities and results of operations of RAP had been included in the Company's consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As a result of additional third party subscriptions into the fund, effective August 1, 2013, the Company no longer held a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, effective August 1, 2013, the Company records its investment in RAP using the equity method of accounting. The Company did not record any gain or loss as a result of deconsolidation.
Prior to the sale of the Company's remaining interest in GLIF during June 2012, the Company owned the majority of the voting interest in GLIF. Accordingly, the results of operations of GLIF had been included in the Company's consolidated financial statements for the year ended December 31, 2012.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the fair value of securities owned and equity method investments as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Securities Owned	Equity Method Investments	Securities Owned	Equity Method Investments
ACOM	$7,300	$—	$—	$—
GRP-CIP	2,740	—	2,142	—
GRP-TE	—	116	—	89
MLO	5,125	—	—	—
Offshore Fund	—	412	—	8,017
Onshore Fund	503	—	26,002	—
RAP	—	24,196	69,011	—
Total	$15,668	$24,724	$97,155	$8,106
Gain (loss) from trading securities—net for the years ended December 31, 2013, 2012 and 2011, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Years Ended December 31,
	2013	2012	2011
ACOM	$(484)	$—	$—
GLIF	—	142	(145)
GRP-CIP	356	55	—
MLO	155	—	—
Onshore Fund	495	2,994	184
RAP	(7,134)	891	—
Total (loss) gain from trading securities—net	$(6,612)	$4,082	$39
Equity in earnings (losses) of affiliates for the years ended December 31, 2013, 2012 and 2011 are summarized below (in thousands):

	Years Ended December 31,
	2013	2012	2011
GLIF	$—	$—	$76
GRP-TE	13	—	—
Offshore Fund	149	1,050	(878)
Onshore Fund	—	—	(2,219)
RAP	678	—	—
Total equity in earnings (losses) of affiliates	$840	$1,050	$(3,021)

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,142	$183	$(40)	$4,285
Common stocks	5,400	698	(132)	5,966
Company-sponsored mutual funds	197	1	—	198
Total investments, available-for-sale	$9,739	$882	$(172)	$10,449

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,351	$70	$(82)	$4,339
Common stocks	9,490	1,147	(249)	10,388
Company-sponsored mutual funds	10,100	495	—	10,595
Total investments, available-for-sale	$23,941	$1,712	$(331)	$25,322
The aggregate fair value of available-for-sale securities in an unrealized loss position was approximately $1,785,000 and $5,630,000 at December 31, 2013 and December 31, 2012, respectively.
Unrealized losses on investments, available-for-sale as of December 31, 2013 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of December 31, 2013, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the years ended December 31, 2013, 2012 and 2011 are summarized below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Proceeds from sales	$26,541	$25,736	$28,703
Gross realized gains	2,743	1,918	1,509
Gross realized losses	(484)	(681)	(1,133)
5. Fair Value
ASC 820 specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:

•	Level 1—Unadjusted quoted prices for identical instruments in active markets.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable.

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
The following table presents fair value measurements as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$61,551	$—	$—	$61,551
Securities owned
Common stocks	$5,125	$—	$503	$5,628
Fixed income securities	—	7,300	—	7,300
Limited partnership interests	—	—	2,740	2,740
Total securities owned	$5,125	$7,300	$3,243	$15,668
Equity method investments	$24,196	$—	$528	$24,724
Investments, available-for-sale
Preferred securities	$960	$—	$3,325	$4,285
Common stocks	5,966	—	—	5,966
Company-sponsored mutual funds	198	—	—	198
Total investments, available-for-sale	$7,124	$—	$3,325	$10,449
Derivatives - assets
Foreign exchange contracts	$—	$398	$—	$398
Commodity contracts	305	—	—	305
Total derivatives - assets	$305	$398	$—	$703
Derivatives - liabilities
Commodity contracts	$275	$—	$—	$275
Total derivatives - liabilities	$275	$—	$—	$275
_________________________
(1) Comprised of investments in money market funds.
Approximately $16,744,000 of securities owned classified as level 2 at December 31, 2012 were transfered to level 1 securities during the year ended December 31, 2013. These securities were primarily comprised of investments in foreign common stocks valued at foreign exchange closing prices with no adjustments required for subsequent events or market movements.
Approximately $7,436,000 of equity method investments classified as level 2 at June 30, 2013 were transferred to level 3 securities during the year ended December 31, 2013 due to the imposition of redemption restrictions on the Company's investment in connection with the winding down of operations of the Offshore Fund.
Securities owned classified as level 2 in the above table were primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparable public companies. The limited partnership interests represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in private real estate funds which are valued based on the net asset values of the underlying funds and direct investments in real estate which are generally valued using a discounted cash flow model. The methodology used to value the investments held by GRP-CIP was changed during the year ended December 31, 2013 as the transaction cost was no longer a reasonable approximation of value due to the passage of time.
Equity method investments classified as level 3 in the above table represent the carrying amount of partnership interests in the Offshore Fund and GRP-TE, which approximate their fair value based on each fund's net asset value. The Offshore Fund made long and short investments in listed real estate equity securities to maximize absolute and risk-adjusted returns with modest volatility. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2013, the Company does not have the ability to redeem its investment in either fund.
Investments, available-for-sale classified as level 3 in the above table were comprised of an auction rate preferred security of a closed-end fund which was measured at fair value using a third party pricing service which utilizes a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviews the fair value provided by the pricing service and confirms its understanding of the methodology utilized.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents fair value measurements as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$20,204	$—	$—	$20,204
Due from broker (1)	$3,950	$—	$—	$3,950
Securities owned
Preferred securities	$1,418	$1,505	$—	$2,923
Common stocks	51,354	16,744	1,168	69,266
Fixed income securities	—	22,824	—	22,824
Limited partnership interests	—	—	2,142	2,142
Total securities owned	$52,772	$41,073	$3,310	$97,155
Equity method investments	$—	$8,017	$89	$8,106
Investments, available-for-sale
Preferred securities	$1,254	$5	$3,080	$4,339
Common stocks	10,388	—	—	10,388
Company-sponsored mutual funds	10,595	—	—	10,595
Total investments, available-for-sale	$22,237	$5	$3,080	$25,322
Derivatives - assets
Equity contracts	$51	$52	$—	$103
Foreign exchange contracts	—	616	—	616
Commodity contracts	336	—	—	336
Total derivatives - assets	$387	$668	$—	$1,055
Derivatives - liabilities
Equity contracts	$4	$111	$—	$115
Commodity contracts	492	—	—	492
Credit contracts	—	20	—	20
Total derivatives - liabilities	$496	$131	$—	$627
Securities sold but not yet purchased	$14,685	$—	$—	$14,685
_________________________
(1) Comprised of investments in money market funds.
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
Equity method investments classified as level 2 in the above table represent the Company's investment in the Offshore Fund, which approximates its fair value based on the fund's net asset value. The fund made long and short investments in listed real estate equity securities to maximize absolute and risk-adjusted returns with modest volatility. The Company had the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 30 days and there were no significant restrictions to redemption.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments, available-for-sale classified as level 3 in the above table were comprised of an auction rate preferred security of a closed-end fund which was measured at fair value using a third party pricing service which utilizes a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviews the fair value provided by the pricing service and confirms its understanding of the methodology utilized.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012 (in thousands):

	Securities Owned			Equity Method Investments		Investments, available-for-sale
	Common Stocks		Limited Partnership Interests	GRP-TE/Offshore Fund		Preferred Securities
Balance at January 1, 2012	$1,275		$—	$—		$4,150
Purchases / contributions	628		2,080	89		125
Sales / distributions	—		—	—		(1,213)
Realized gains	—		—	—		100
Unrealized (losses) gains (4)	(107)		62	—		6
Transfers out of level 3	(628)	(2)	—	—		(88)	(3)
Balance at December 31, 2012	$1,168		$2,142	$89		$3,080
Purchases / contributions	—		393	15		—
Sales / distributions	(419)		(151)	(7,066)		—
Realized gains (losses)	(211)		11	—		—
Unrealized gains (losses) (4)	(35)		345	54		245
Transfers into level 3	—		—	7,436	(1)	—
Balance at December 31, 2013	$503		$2,740	$528		$3,325

_________________________
(1) Transferred from level 2 to level 3 during the year ended December 31, 2013 due to the imposition of redemption restrictions on the Company's investment in connection with the winding down of the operations of the Offshore Fund.
(2) Transferred from level 3 to level 2 because observable market data became available for the securities during the year ended December 31, 2012.
(3) Transferred from level 3 to level 1 because securities started trading actively on an exchange during the year ended December 31, 2012.
(4) Pertains to unrealized gains (losses) from securities held at December 31, 2013 and 2012, respectively.
Realized gains (losses) from investments classified as securities owned, equity method investments and investments, available-for-sale in the above table was recorded as gain (loss) from trading securities, equity in earnings (losses) of affiliates and gain (loss) from available-for-sale securities, respectively, in the Company's consolidated statements of operations. Unrealized gains (losses) from investments classified as securities owned and equity method investments in the above table was recorded as gain (loss) from trading securities and equity in earnings (losses) of affiliates, respectively, in the Company's consolidated statements of operations. Unrealized gains (losses) from investments, available-for-sale in the above table was recorded as unrealized gain (loss) from available-for-sale securities in the Company's consolidated statements of comprehensive income.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2013 were (in thousands):

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Common shares of privately-held company	$503	Market comparable companies	Price / tangible book ratio Liquidity discount	1.48x 33.36%
Limited partnership interests - direct investments in real estate	$2,101	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9% - 15% 8.5% - 9% $15.00 - 16.25 psf
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2012 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Common shares of privately-held company	$1,168	Market comparable companies	Price / tangible book ratio	1.02x - 1.1x
Limited partnership interests	$2,142	Transaction cost	Recent transaction price
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$10,853	$398	$—	$—
Total commodity contracts	8,115	305	5,738	275
Total derivatives	$18,968	$703	$5,738	$275

	December 31, 2012
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total equity contracts	$9,608	$103	$4,942	$115
Total foreign exchange contracts	13,584	616	—	—
Total commodity contracts	17,817	336	10,954	492
Total credit contracts	—	—	1,500	20
Total derivatives	$41,009	$1,055	$17,396	$627
As of December 31, 2013, cash included in due from broker and securities included in securities owned in the consolidated statement of financial condition of approximately $2,110,000 and $7,300,000, respectively, were held as collateral for futures. As of December 31, 2012, cash included in due from broker and securities included in securities owned in the consolidated statement of financial condition of approximately $2,161,000 and $849,000, respectively, were held as collateral for futures, total return and credit default swaps.
Gains and losses from derivative financial instruments for the years ended December 31, 2013, 2012 and 2011 are summarized below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Equity contracts	$(584)	$125	$(77)
Foreign exchange contracts	(218)	686	—
Commodity contracts	(3,689)	(517)	—
Credit contracts	(21)	(38)	(14)
Total derivatives	$(4,512)	$256	$(91)

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment
The following is a summary of property and equipment at December 31, 2013 and 2012 (in thousands):

	At December 31,
	2013	2012
Equipment	$8,606	$5,539
Furniture and fixtures	3,487	3,465
Software	13,405	10,366
Leasehold improvements	11,374	11,346
Subtotal	36,872	30,716
Less: Accumulated depreciation and amortization	(27,048)	(21,613)
Property and equipment, net	$9,824	$9,103

Depreciation and amortization expense related to property and equipment was $5,517,000, $5,473,000 and $4,967,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Depreciation and amortization expense is recorded using the straight-line method over the estimated useful lives of the related assets which range from 3-7 years.
8. Earnings Per Share
Basic earnings per share are calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding. Diluted earnings per share are calculated by dividing net income attributable to common stockholders by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method.
No anti-dilutive common stock equivalents were excluded from the computation for the years ended December 31, 2013 and 2012. Anti-dilutive common stock equivalents of approximately 2,000 shares were excluded from the computation for the year ended December 31, 2011.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Net income	$63,255	$67,896	$54,277
Less: Net loss (income) attributable to redeemable noncontrolling interest	4,864	(1,779)	30
Net income attributable to common stockholders	$68,119	$66,117	$54,307
Basic weighted average shares outstanding	44,272	43,766	43,190
Dilutive potential shares from restricted stock units	811	716	785
Diluted weighted average shares outstanding	45,083	44,482	43,975
Basic earnings per share attributable to common stockholders	$1.54	$1.51	$1.26
Diluted earnings per share attributable to common stockholders	$1.51	$1.49	$1.23

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the “SIP”) provides for the issuance of Restricted Stock Units (“RSUs”), stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 16.0 million shares of common stock may be granted under the SIP. At December 31, 2013, RSUs with respect to approximately 12.1 million shares of common stock were issued. Total compensation cost related to unvested RSUs not yet recognized was approximately $39,742,000 at December 31, 2013 and is expected to be recognized over approximately the next three years.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. At December 31, 2013, vested RSUs with respect to approximately 29,000 shares of common stock were outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $300,000, $326,000 and $300,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table sets forth activity relating to the Company's granted awards of vested RSUs under the SIP for awards to the independent directors (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	46	$19.66
Granted	10	29.12
Delivered	(11)	27.63
Balance at December 31, 2011	45	19.90
Granted	10	31.77
Delivered	(21)	13.79
Balance at December 31, 2012	34	27.46
Granted	9	33.83
Delivered	(14)	22.79
Balance at December 31, 2013	29	31.47
Unvested Restricted Stock Unit Grants
The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Except in circumstances where a dividend is determined to be an extraordinary dividend in the sole discretion of the Company's Compensation Committee (in which case dividend equivalents are accrued on such RSUs in the form of additional unvested RSUs), dividends are not paid to the holders of such unvested RSUs. At December 31, 2013, RSUs with respect to approximately 950,000 shares of common stock were outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $8,491,000, $7,328,000 and $8,224,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company's granted awards under the above mentioned plans (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	1,432	$21.07
Granted	253	28.98
Delivered	(369)	22.47
Forfeited	(37)	21.98
Balance at December 31, 2011	1,279	22.21
Granted	100	32.34
Delivered	(346)	23.57
Forfeited	(54)	20.75
Balance at December 31, 2012	979	22.85
Granted	305	34.20
Delivered	(307)	21.95
Forfeited	(27)	25.28
Balance at December 31, 2013	950	26.72
Incentive Bonus Plans for Employees of the Company
The Company has implemented two programs for employees under which (i) based upon compensation levels, it automatically pays a portion of their year-end bonuses in the form of unvested RSUs (“Mandatory Plan”) and (ii) employees can elect to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of vested RSUs (“Voluntary Plan”). These RSUs are issued pursuant to the SIP. Under both plans, the Company matches a predetermined amount of the employee contribution in the form of unvested RSUs. Dividend equivalents are accrued on the deferred compensation awards and the matches in the form of additional unvested RSUs. The RSUs under the Mandatory Plan, including the Company match, will vest and be delivered pro-rata over four years. The dividend equivalents issued under the Mandatory Plan vest and will be delivered four years after the date of grant. The RSUs granted under the Voluntary Plan vest immediately at the date of grant and will be delivered three years after the date of grant. The Company match and dividend equivalents under the Voluntary Plan vest and will be delivered three years after the date of grant. The fair value at the date of grant of the RSUs under the Mandatory Plan and the matching under both programs is expensed on a straight-line basis. On May 8, 2012, the Company discontinued the company match on amounts deferred under the Mandatory Plan. All historical grants made pursuant to the company match on amounts deferred under the Mandatory Plan will continue to vest and be delivered in accordance with the previous schedule. Further, on May 8, 2012, the Company discontinued the Voluntary Plan, commencing with performance year 2013. All historical grants made pursuant to the Voluntary Plan, as well as the company match on such grants, will continue to vest and/or be delivered in accordance with the previous schedule. All employees that made an election to voluntarily defer a portion of their 2012 year-end bonus were permitted to defer such optional deferred amount, and received a matching contribution from the company on such optional deferred amount.
As of December 31, 2013, approximately 1,371,000 and 60,000 RSUs under the Mandatory Plan and Voluntary Plan, respectively, including matching and dividend equivalents, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Plan, the Company recorded a non-cash stock-based compensation expense, including amortization on the matching component, of approximately $113,000, $577,000, and $602,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Plan, including the matching component, was approximately $12,863,000, $10,069,000 and $10,300,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company's incentive bonus plans, including Company match and dividend equivalents (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	770	$24.17
Granted	740	28.59
Delivered	(362)	27.79
Forfeited	(16)	25.46
Balance at December 31, 2011	1,132	25.88
Granted	692	33.38
Delivered	(464)	24.72
Forfeited	(46)	30.88
Balance at December 31, 2012	1,314	30.07
Granted	587	33.55
Delivered	(400)	27.79
Forfeited	(70)	32.13
Balance at December 31, 2013	1,431	32.03

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (“ESPP”), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 600,000. For the years ended December 31, 2013, 2012 and 2011, approximately 13,000, 16,000 and 18,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2013, 2012 and 2011, the Company recorded a non-cash stock-based compensation expense of approximately $72,000, $76,000 and $81,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, or (2) issuance of all of the shares reserved for issuance under the ESPP.
10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the “Plan”) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2013, 2012 and 2011.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company's contributions to the Plan. Forfeitures for the years ended December 31, 2013, 2012 and 2011 totaled approximately $176,000, $72,000 and $52,000, respectively.
Matching contributions, net of forfeitures, to the Plan totaled approximately $1,462,000, $1,110,000 and $1,088,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Investment advisory and administration fees	$190,058	$155,931	$132,320
Distribution and service fees	14,359	11,334	9,718
	$204,417	$167,265	$142,038
For the years ended December 31, 2012 and 2011, the Company had investment advisory agreements with certain affiliated closed-end mutual funds, pursuant to which the Company contractually waived approximately $299,000 and $1,826,000, respectively, of advisory fees it was otherwise entitled to receive. There were no such fees waived for the year ended December 31, 2013. These investment advisory agreements contractually required the Company to waive a portion of the advisory fees the Company otherwise would charge for up to 10 years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of December 31, 2013, there were no additional scheduled reductions in advisory fee waivers for any fund.
Sales proceeds, gross realized gains and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the years ended December 31, 2013, 2012 and 2011 are summarized below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Proceeds from sales	$10,715	$103	$3,333
Gross realized gains	615	4	317
Dividend income	9	3	36
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the years ended December 31, 2013, 2012 and 2011, expenses of approximately $9,332,000, $6,345,000 and $6,229,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at December 31, 2013 and 2012 are receivables due from Company-sponsored mutual funds of approximately $18,026,000 and $18,133,000, respectively.
12. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of December 31, 2013, Securities had net capital of approximately $3,084,000, which exceeded its requirements by approximately $2,977,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
The non-U.S. subsidiaries of the Company (collectively, the “Foreign Regulated Entities”) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission, the United Kingdom Financial Conduct Authority, and the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Belgium Financial Services and Markets Authority. As of December 31, 2013, the Foreign Regulated Entities had aggregate regulatory capital of approximately $51,796,000, which exceeded requirements by approximately $48,366,000. Effective December 31, 2013, Cohen & Steers Europe SPRL requested, and was granted, a withdrawal of its investment services license with the Belgium Financial Services and Markets Authority.
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

Years Ended December 31,	Gross Rent Obligations	Sublease Income	Net Rent Obligations
2014	$7,914	$(75)	$7,839
2015	9,004	—	9,004
2016	8,754	—	8,754
2017	8,447	—	8,447
2018	8,447	—	8,447
Thereafter	47,320	—	47,320
	$89,886	$(75)	$89,811

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $10,067,000, $8,535,000 and $7,109,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Sublease rental income received for the years ended December 31, 2013, 2012 and 2011 was approximately $876,000, $1,025,000 and $1,010,000, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the reminder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of December 31, 2013, the Company has funded approximately $2.6 million with respect to this commitment. The actual timing of the funding of this commitment is currently unknown, as the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's consolidated statements of financial condition as of December 31, 2013.
14. Income Taxes
The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 includes U.S. federal, state, local and foreign taxes. The effective tax rate of approximately of 37.6% for the year ended December 31, 2013 included discrete items, which are items that are unusual or infrequently occurring in nature, the most significant of which was attributable to the launch costs for Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the year ended December 31, 2013 was approximately 38%. The effective tax rate of approximately 35.5% for the year ended December 31, 2012 included discrete items, the most significant of which was attributable to the launch costs for Cohen & Steers Limited Duration Preferred and Income Fund, Inc., a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the year ended December 31, 2012 was approximately 36%. The effective tax rate for the year ended December 31, 2011 was approximately 38%.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $65,761,000 as of December 31, 2013. The determination of the additional deferred taxes that have not been provided is not practicable because of the complexities of the hypothetical calculation.
The income before provision for income taxes and provision for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income before provision for income taxes - U.S.	$89,963	$89,828	$65,739
Income before provision for income taxes - Non-U.S.	14,401	14,475	21,122
Total income before provision for income taxes	$104,364	$104,303	$86,861

Current taxes:
U.S. federal	$36,490	$29,723	$24,685
State and local	5,025	3,754	3,357
Non-U.S.	2,681	3,103	4,957
	44,196	36,580	32,999
Deferred taxes:
U.S. federal	(2,754)	(92)	(320)
State and local	(379)	(12)	(43)
Non-U.S.	46	(69)	(52)
	(3,087)	(173)	(415)
Provision for income taxes	$41,109	$36,407	$32,584

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
Significant components of the Company's net deferred income tax asset at December 31, 2013 and 2012 consist of the following (in thousands):

	At December 31,
	2013	2012
Deferred income tax assets (liabilities):
Stock-based compensation	$7,953	$6,376
Non-deductible realized loss on sales of securities	6,706	7,109
Dividend equivalents on unvested restricted stock units	4,504	3,618
Unrealized gains on investments	(1,296)	(1,596)
Other	1,687	177
Subtotal	19,554	15,684
Less: valuation allowance	(5,410)	(5,513)
Deferred income tax asset - net	$14,144	$10,171
At December 31, 2013, the Company had approximately $5,927,000 of total gross unrecognized tax benefits. Of this total, approximately $3,662,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective tax rate in future periods. The Company expects to reduce

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its unrecognized tax benefits by $768,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2011	$4,729
Addition for tax positions of current year	832
Addition for tax positions of prior years	52
Reduction of tax positions from prior years	(901)
Gross unrecognized tax benefits balance at December 31, 2011	$4,712
Addition for tax positions of current year	933
Addition for tax positions of prior years	74
Reduction of tax positions from prior years	(820)
Gross unrecognized tax benefits balance at December 31, 2012	$4,899
Addition for tax positions of current year	1,421
Addition for tax positions of prior years	1,597
Reduction of tax positions from prior years	(1,990)
Gross unrecognized tax benefits balance at December 31, 2013	$5,927
The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2013 and 2012, the Company had accrued approximately $1,170,000 and $710,000, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2005 through 2013 remain open to examination by various taxing jurisdictions.
A reconciliation of the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	4.8%	4.4%	4.8%
Non-deductibility of loss on securities	—%	—%	1.6%
Reserve adjustments	0.6%	(0.1)%	(0.2)%
Non-taxable gains on securities	(0.3)%	(1.2)%	—%
Foreign operations tax differential	(2.5)%	(2.4)%	(4.0)%
Other	—%	(0.2)%	0.3%
Effective income tax rate	37.6%	35.5%	37.5%
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following affiliated fund and third party institutional separate account relationship provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$42,618	$36,853	$29,731
Percent of total revenue	14%	13%	13%
One Institutional Separate Account Relationship:
Investment advisory and administration fees	$36,704	$40,904	$41,538
Portfolio consulting and other	5,510	12,000	907
Total	$42,214	$52,904	$42,445
Percent of total revenue	14%	19%	18%
The table below presents revenue by client domicile for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$238,591	$204,872	$177,002
Non - U.S.
Japan	42,603	53,356	42,735
Other	16,519	15,325	17,509
Total	$297,713	$273,553	$237,246
Subsequent to the issuance of the Company's 2012 annual report on Form 10-K, management determined that $12.1 million and $1.1 million of revenue attributable to Japan for the years ended December 31, 2012 and 2011, respectively, was reported as United States revenue. As a result, United States revenue and Japan revenue have been adjusted to properly reflect the client domicile of such revenue.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Financial Data (unaudited)
The table below presents selected quarterly financial data for 2013 and 2012. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included herein (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total
2013
Revenue	$72,459	$77,796	$74,026	$73,432	$297,713
Operating income	20,710	28,557	27,719	29,356	106,342
Net income attributable to common stockholders	15,141	15,282	18,283	19,413	68,119
Earnings per share attributable to common stockholders:
Basic	0.34	0.34	0.41	0.44	1.54
Diluted	0.34	0.34	0.41	0.43	1.51
Weighted-average shares outstanding:
Basic	44,137	44,306	44,317	44,325	44,272
Diluted	44,882	45,002	45,106	45,338	45,083

2012
Revenue	$63,730	$67,432	$71,296	$71,095	$273,553
Operating income	25,396	26,064	12,239	32,733	96,432
Net income attributable to common stockholders	18,054	16,079	10,261	21,723	66,117
Earnings per share attributable to common stockholders:
Basic	0.41	0.37	0.23	0.50	1.51
Diluted	0.41	0.36	0.23	0.49	1.49
Weighted-average shares outstanding:
Basic	43,601	43,808	43,822	43,832	43,766
Diluted	44,386	44,393	44,537	44,609	44,482
17. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that required disclosure and/or adjustment.
On March 14, 2014, CNS declared a quarterly dividend on its common stock in the amount of $0.22 per share. This dividend will be payable on April 11, 2014 to stockholders of record at the close of business on March 28, 2014.

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
EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(1)
10.4	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan*(3)
10.5	—	Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan*(3)
10.6	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan*(3)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan*(4)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan*(5)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan*(4)
10.10	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen*(6)
10.11	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers*(6)
21.1	—	Subsidiaries of the Registrant (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

(1) Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.
(3) Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32236), filed on May 13, 2013.
(4) Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2012.

i

(5) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.
(6) Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.
* Denotes compensatory plan.

ii