Form 10-Q
period 2014-03-31
COHEN & STEERS INC
filed 2014-05-09
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 6, 2014 was 44,769,656.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2014 and December 31, 2013	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2014 and 2013	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2014 and 2013	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Three Months Ended March 31, 2014 and 2013	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014 and 2013	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information *

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

Signatures		34
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K"), which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$125,745	$128,277
Securities owned ($8,400 and $7,300) (1)	17,855	15,668
Equity method investments	25,637	24,724
Investments, available-for-sale	6,932	10,449
Accounts receivable	49,489	40,888
Due from broker	2,681	2,906
Property and equipment—net	9,274	9,824
Goodwill	20,675	20,672
Intangible assets—net	1,679	1,701
Deferred income tax asset—net	9,053	14,144
Other assets	5,211	5,673
Total assets	$274,231	$274,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$6,490	$25,214
Dividend payable	9,848	—
Income tax payable	7,397	7,575
Other liabilities and accrued expenses	17,291	18,373
Total liabilities	41,026	51,162
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	1,843	207
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 48,511,491 and 47,735,793 shares issued at March 31, 2014 and December 31, 2013, respectively	485	477
Additional paid-in capital	466,007	457,138
Accumulated deficit	(121,936)	(131,366)
Accumulated other comprehensive income, net of tax	3,080	2,989
Less: Treasury stock, at cost, 3,773,060 and 3,481,942 shares at March 31, 2014 and December 31, 2013, respectively	(116,274)	(105,681)
Total stockholders’ equity	231,362	223,557
Total liabilities and stockholders’ equity	$274,231	$274,926
_________________________
(1) Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Fund, LP as of March 31, 2014 and December 31, 2013.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Investment advisory and administration fees	$67,564	$65,394
Distribution and service fees	3,470	3,434
Portfolio consulting and other	1,801	3,631
Total revenue	72,835	72,459
Expenses:
Employee compensation and benefits	24,035	23,377
Distribution and service fees	8,304	15,081
General and administrative	11,093	11,179
Depreciation and amortization	1,262	1,347
Amortization, deferred commissions	545	765
Total expenses	45,239	51,749
Operating income	27,596	20,710
Non-operating income:
Interest and dividend income—net	239	546
Gain from trading securities—net	983	1,624
Gain from available-for-sale securities—net	1,076	491
Equity in earnings of affiliates	935	536
Other losses	(52)	(271)
Total non-operating income	3,181	2,926
Income before provision for income taxes	30,777	23,636
Provision for income taxes	11,177	8,135
Net income	19,600	15,501
Less: Net income attributable to redeemable noncontrolling interest	(155)	(360)
Net income attributable to common stockholders	$19,445	$15,141

Earnings per share attributable to common stockholders:
Basic	$0.44	$0.34
Diluted	$0.43	$0.34
Dividends declared per share	$0.22	$0.20
Weighted average shares outstanding:
Basic	44,633	44,137
Diluted	45,483	44,882

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$19,600	$15,501
Less: Net income attributable to redeemable noncontrolling interest	(155)	(360)
Net income attributable to common stockholders	19,445	15,141
Foreign currency translation gain (loss), net of tax of zero	77	(662)
Net unrealized gain from available-for-sale securities, net of tax of zero	1,090	1,796
Reclassification to statements of operations of gain from available-for-sale securities, net of tax of zero	(1,076)	(491)
Total comprehensive income attributable to common stockholders	$19,536	$15,784

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Three Months Ended March 31, 2014 and 2013
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2013	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends	—	—	(9,113)	—	—	(9,113)	—	—
Issuance of common stock	7	151	—	—	—	158	—	700
Repurchase of common stock	—	—	—	—	(7,798)	(7,798)	—	(238)
Tax benefits associated with restricted stock units—net	—	1,998	—	—	—	1,998	—	—
Issuance of restricted stock units	—	826	—	—	—	826	—	—
Amortization of restricted stock units—net	—	4,854	—	—	—	4,854	—	—
Net income	—	—	15,141	—	—	15,141	360	—
Other comprehensive income, net of tax	—	—	—	643	—	643	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	18,890	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(1,754)	—
Ending balance, March 31, 2013	$477	$437,206	$(111,861)	$2,984	$(105,517)	$223,289	$70,684	44,225

Beginning balance, January 1, 2014	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends	—	—	(10,015)	—	—	(10,015)	—	—
Issuance of common stock	8	157	—	—	—	165	—	775
Repurchase of common stock	—	—	—	—	(10,593)	(10,593)	—	(291)
Tax benefits associated with restricted stock units—net	—	2,533	—	—	—	2,533	—	—
Issuance of restricted stock units	—	272	—	—	—	272	—	—
Amortization of restricted stock units—net	—	5,907	—	—	—	5,907	—	—
Net income	—	—	19,445	—	—	19,445	155	—
Other comprehensive income, net of tax	—	—	—	91	—	91	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	1,820	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(130)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(209)	—
Ending balance, March 31, 2014	$485	$466,007	$(121,936)	$3,080	$(116,274)	$231,362	$1,843	44,738
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$19,600	$15,501
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	5,932	4,878
Amortization, deferred commissions	545	765
Depreciation and amortization	1,262	1,347
Deferred rent	1,532	480
Gain from trading securities—net	(983)	(1,624)
Equity in earnings of affiliates	(935)	(536)
Gain from available-for-sale securities—net	(1,076)	(491)
Deferred income taxes	4,828	3,471
Foreign currency loss	760	1,750
Changes in operating assets and liabilities:
Accounts receivable	(9,344)	(14,602)
Due from broker	225	(5,650)
Deferred commissions	(366)	(770)
Securities owned	(1,204)	(16,178)
Other assets	424	1,244
Accrued compensation	(18,695)	(17,939)
Securities sold but not yet purchased	—	(2,268)
Income tax payable	192	(3,459)
Other liabilities and accrued expenses	(2,792)	7,638
Net cash used in operating activities	(95)	(26,443)
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	22	294
Purchases of investments, available-for-sale	(2,099)	(2,231)
Proceeds from sales of investments, available-for-sale	6,609	3,510
Purchases of property and equipment	(705)	(1,416)
Net cash provided by investing activities	3,827	157
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,427	1,952
Issuance of common stock	139	134
Repurchase of common stock	(10,593)	(7,798)
Redemptions of redeemable noncontrolling interest	(130)	(1,754)
Contributions from redeemable noncontrolling interest	1,820	18,890
Net cash (used in) provided by financing activities	(6,337)	11,424
Net decrease in cash and cash equivalents	(2,605)	(14,862)
Effect of foreign exchange rate changes on cash and cash equivalents	73	(278)
Cash and cash equivalents, beginning of the period	128,277	95,412
Cash and cash equivalents, end of the period	$125,745	$80,272

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the three months ended March 31, 2014 and 2013, the Company paid taxes, net of tax refunds, of approximately $3,697,000 and $6,166,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the three months ended March 31, 2014 and 2013, the Company issued fully vested restricted stock units in the amount of $104,000 and $564,000, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $167,000 and $262,000, respectively.

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
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. CNS’s wholly-owned subsidiaries are CSCM, Cohen & Steers Securities, LLC (“Securities”), Cohen & Steers Asia Limited and Cohen & Steers UK Limited; Cohen & Steers Europe SPRL is a wholly-owned subsidiary of Cohen & Steers UK Limited (collectively, the “Company”). Prior to a reorganization in February 2013, Cohen & Steers Europe SPRL was a wholly-owned subsidiary of CNS. Intercompany balances and transactions have been eliminated in consolidation.
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

2. Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Accounting Estimates—The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.
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
Due from Broker—The Company conducts business with brokers for certain of its investment activities. The clearing and custody operations for these investment activities are performed pursuant to agreements with prime brokers. The due from broker balance represents cash and cash equivalents balances at brokers and net receivables and payables for unsettled security transactions related to the Company's consolidated seed investments.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date.
Securities owned are classified as trading securities, represent securities held within the affiliated funds that the Company consolidates and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities—net in the Company’s condensed consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of March 31, 2014, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on contractually-predetermined percentages of the average assets under management of the Company-sponsored open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the first quarter of 2013, the Company made payments of approximately $7.2 million associated with an additional compensation agreement entered into in connection with the offering of one closed-end mutual fund. These payments are included in distribution and service fees expense on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations. The cumulative translation adjustment was $2,341,000 and $2,264,000 as of March 31, 2014 and December 31, 2013, respectively.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Recently Issued Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which changed the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This new guidance will be effective for the Company's first quarter of 2015. The adoption of this new guidance will not have a material impact on the Company's condensed consolidated financial statements.
In March 2014, the FASB issued new guidance to make certain technical corrections to the FASB Accounting Standards Codification ("Codification") Master Glossary. The amendments affect various Codification topics and include deletion of Master Glossary terms, additions to the Master Glossary links, elimination of duplicate Master Glossary terms, and other technical corrections related to Master Glossary terms. The amendments in this new guidance do not have transition guidance and were effective upon issuance. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In December 2013, the FASB issued new guidance to provide a single definition of public business entity for use in future financial accounting and reporting guidance. The guidance specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. Additionally, a consolidated subsidiary of a public company is not considered a public business entity for purposes of its standalone financial statements other than those included in an SEC filing by its parent or by other registrants or those that are issuers and are required to file or furnish financial statements with the SEC. This new guidance was effective for all future accounting updates starting from 2014. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In July 2013, the FASB issued new guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). This new guidance was effective for the Company's first quarter of 2014. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In June 2013, the FASB issued new guidance which clarifies the characteristics of an investment company and provides guidance for assessing whether an entity is an investment company. From time to time the Company consolidates certain of its affiliated funds which are considered investment companies. The Company retains the specialized investment company accounting for such funds in consolidation. This new guidance was effective for the Company’s first quarter of 2014. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2014 and December 31, 2013, goodwill was approximately $20,675,000 and $20,672,000, respectively. The Company’s goodwill increased by $3,000 for the three months ended March 31, 2014 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2014 and December 31, 2013 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
March 31, 2014:
Amortized intangible assets:
Client relationships	57	$1,543	$(1,114)	$429
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,114)	$1,679
December 31, 2013:
Amortized intangible assets:
Client relationships	60	$1,543	$(1,092)	$451
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,092)	$1,701

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended March 31, 2014 and 2013, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2014	$67
2015	89
2016	89
2017	89
2018	95
Thereafter	—
Total	$429

4. Investments
The following is a summary of the Company's investments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Securities owned	$17,855	$15,668
Equity method investments	25,637	24,724
Investments, available-for-sale	6,932	10,449

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading and equity method investments
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (“MLO”), which was launched by the Company in December 2013, is an open-end mutual fund for which the Company is the investment manager. As of March 31, 2014, the Company owned the majority of the outstanding voting interest in MLO. Accordingly, the underlying assets and liabilities and results of operations of MLO have been included in the Company's condensed consolidated financial statements.
The Cohen & Steers Active Commodities Fund, LP (“ACOM”), launched by the Company in April 2013, is structured as a partnership. The Company is the investment manager of ACOM for which it receives a management fee. As of March 31, 2014, the Company owned all of the voting interest in ACOM. Accordingly, the underlying assets and liabilities and results of operations of ACOM have been included in the Company's condensed consolidated financial statements.
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment manager of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of March 31, 2014, the fair value of the Company's equity interest in GRP-TE was approximately $114,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of March 31, 2014, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
During 2008, the Company launched the Cohen & Steers Global Real Estate Long-Short Fund, L.P. (the “Onshore Fund”) which is structured as a partnership. The Company is the general partner and investment manager of the Onshore Fund. As of March 31, 2014, the Company owned the majority of the voting interest in the Onshore Fund. Accordingly, the underlying assets and liabilities and results of operations of the Onshore Fund have been included in the Company's condensed consolidated financial statements. The third party interests in the Onshore Fund have been classified as a liability as of March 31, 2014 as all remaining securities held by the fund have been sold and liquidation of the fund is imminent. The Onshore Fund had been identified as a VIE and the Company was the primary beneficiary until March 31, 2013. During April 2013, the unaffiliated limited partner redeemed all of its partnership interest from the Onshore Fund, which left the Company, with affiliated employees, owning 100% of the voting interests. As a result, the Onshore Fund is no longer a VIE because the interest holders' voting rights are proportionate with their rights to receive returns or obligation to absorb losses.
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
Cohen & Steers Real Assets Fund, Inc. ("RAP"), which was launched by the Company in January 2012, is an open-end mutual fund for which the Company is the investment manager. The Company had a controlling financial interest in RAP through July 31, 2013 and therefore, the underlying assets and liabilities and results of operations of RAP had been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As a result of additional third party subscriptions into the fund, effective August 1, 2013, the Company no longer held a controlling financial interest in RAP, however it was determined that the Company had significant

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

influence over RAP. Accordingly, effective August 1, 2013, the Company records its investment in RAP using the equity method of accounting.
The following is a summary of the fair value of securities owned and equity method investments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Securities Owned	Equity Method Investments	Securities Owned	Equity Method Investments
ACOM	$8,400	$—	$7,300	$—
GRP-CIP	2,251	—	2,740	—
GRP-TE	—	114	—	116
MLO	7,204	—	5,125	—
Offshore Fund	—	423	—	412
Onshore Fund	—	—	503	—
RAP	—	25,100	—	24,196
Total	$17,855	$25,637	$15,668	$24,724
Gain (loss) from trading securities—net for the three months ended March 31, 2014 and 2013, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
ACOM	$537	$—
GRP-CIP	10	—
MLO	412	—
Onshore Fund	24	1,621
RAP	—	3
Total gain from trading securities—net	$983	$1,624
Equity in earnings (losses) of affiliates for the three months ended March 31, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
GRP-TE	$20	$—
Offshore Fund	11	536
RAP	904	—
Total equity in earnings of affiliates	$935	$536

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$986	$42	$(8)	$1,020
Common stocks	5,221	811	(121)	5,911
Company-sponsored mutual funds	1	—	—	1
Total investments, available-for-sale	$6,208	$853	$(129)	$6,932

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses < 12 months	Fair Value
Preferred securities	$4,142	$183	$(40)	$4,285
Common stocks	5,400	698	(132)	5,966
Company-sponsored mutual funds	197	1	—	198
Total investments, available-for-sale	$9,739	$882	$(172)	$10,449
The aggregate fair value of available-for-sale securities in an unrealized loss position was approximately $1,360,000 and $1,785,000 at March 31, 2014 and December 31, 2013, respectively.
Unrealized losses on investments, available-for-sale as of March 31, 2014 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of March 31, 2014, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three months ended March 31, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Proceeds from sales	$6,750	$3,772
Gross realized gains	1,106	539
Gross realized losses	(30)	(48)

5. Fair Value
Codification Topic 820, Fair Value Measurement (“ASC 820”) specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the three months ended March 31, 2014.
The following table presents fair value measurements as of March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$60,718	$—	$—	$60,718
Securities owned
Common stocks	$7,204	$—	$—	$7,204
Fixed income securities	—	8,400	—	8,400
Limited partnership interests	—	—	2,251	2,251
Total securities owned	$7,204	$8,400	$2,251	$17,855
Equity method investments	$25,100	$—	$537	$25,637
Investments, available-for-sale
Preferred securities	$1,020	$—	$—	$1,020
Common stocks	5,911	—	—	5,911
Company-sponsored mutual funds	1	—	—	1
Total investments, available-for-sale	$6,932	$—	$—	$6,932
Derivatives - assets
Foreign exchange contracts	$—	$263	$—	$263
Commodity contracts	474	—	—	474
Total derivatives - assets	$474	$263	$—	$737
Derivatives - liabilities
Foreign exchange contracts	$—	$33	$—	$33
Commodity contracts	208	—	—	208
Total derivatives - liabilities	$208	$33	$—	$241
_________________________
(1)    Comprised of investments in money market funds.
Securities owned classified as level 2 in the above table were primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.
Securities owned classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in private real estate funds which are valued based on the net asset values of the underlying funds and direct investments in real estate which are generally valued using a discounted cash flow model.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Equity method investments classified as level 3 in the above table represent the carrying amount of partnership interests in the Offshore Fund and GRP-TE, which approximate their fair value based on each fund's net asset value. The Offshore Fund made long and short investments in listed real estate equity securities to maximize absolute and risk-adjusted returns with modest volatility. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of March 31, 2014, the Company did not have the ability to redeem its investment in either fund.
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
Equity method investments classified as level 3 in the above table represent the carrying amount of partnership interests in the Offshore Fund and GRP-TE, which approximate their fair value based on each fund's net asset value. The Offshore Fund made long and short investments in listed real estate equity securities to maximize absolute and risk-adjusted returns

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

with modest volatility. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2013, the Company did not have the ability to redeem its investment in either fund.
Investments, available-for-sale classified as level 3 in the above table were comprised of an auction rate preferred security of a closed-end fund which was measured at fair value using a a third party pricing service which utilized a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviewed the fair value provided by the pricing service and confirmed its understanding of the methodology utilized.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2014 (in thousands):

	Securities Owned		Equity Method Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at January 1, 2014	$503	$2,740	$528	$3,325
Purchases / contributions	—	281	7	—
Sales / distributions	(527)	(721)	(29)	(4,000)
Realized gains	24	209	—	675
Unrealized (losses) gains (1)	—	(258)	31	—
Transfers into (out of) level 3	—	—	—	—
Balance at March 31, 2014	$—	$2,251	$537	$—

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at March 31, 2014.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2013 (in thousands):

	Securities Owned		Equity Method Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at January 1, 2013	$1,168	$2,142	$89	$3,080
Purchases / contributions	—	150	6	—
Sales / distributions	—	—	—	—
Realized gains	—	—	—	—
Unrealized losses (1)	(93)	—	—	(1)
Transfers into (out of) level 3	—	—	—	—
Balance at March 31, 2013	$1,075	$2,292	$95	$3,079

_________________________
(1)    Pertains to unrealized losses from securities held at March 31, 2013.
Realized gains (losses) from investments classified as securities owned, equity method investments and investments, available-for-sale in the above tables were recorded as gain (loss) from trading securities, equity in earnings (losses) of affiliates and gain (loss) from available-for-sale securities, respectively, in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from investments classified as securities owned and equity method investments in the above tables were recorded as gain (loss) from trading securities and equity in earnings (losses) of affiliates, respectively, in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from investments, available-for-

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

sale in the above tables were recorded as unrealized gain (loss) from available-for-sale securities in the Company's condensed consolidated statements of comprehensive income.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of March 31, 2014 were:

	Fair Value	Fair Value	Significant
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,332	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9% - 15% 8% - 8.5% $15.00 - 18.50 psf
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2013 were:

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
Changes in the significant unobservable inputs in the tables above may result in a materially higher or lower fair value measurement. The disclosure in the above tables excludes the Company's ownership interests in limited partnership vehicles which are valued based on the net asset values of the underlying funds. The disclosure in the above table as of December 31, 2013 also excludes auction rate preferred securities for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by a third party pricing service.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at March 31, 2014 (in thousands):

	March 31, 2014
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$12,856	$263	$5,780	$33
Total commodity contracts	8,609	474	7,077	208
Total derivatives	$21,465	$737	$12,857	$241
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at December 31, 2013 (in thousands):

	December 31, 2013
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$10,853	$398	$—	$—
Total commodity contracts	8,115	305	5,738	275
Total derivatives	$18,968	$703	$5,738	$275
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $1,243,000 and $2,110,000 as of March 31, 2014 and December 31, 2013, respectively, was held as collateral for futures contracts. Securities included in securities owned in the condensed consolidated statement of financial condition of approximately $8,400,000 and $7,300,000 as of March 31, 2014 and December 31, 2013, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three months ended March 31, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Equity contracts	$—	$(400)
Foreign exchange contracts	(168)	1,302
Commodity contracts	548	(93)
Credit contracts	—	(11)
Total derivatives	$380	$798

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

No anti-dilutive common stock equivalents were excluded from the computation for the three months ended March 31, 2014 and 2013.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$19,600	$15,501
Less: Net income attributable to redeemable noncontrolling interest	(155)	(360)
Net income attributable to common stockholders	$19,445	$15,141
Basic weighted average shares outstanding	44,633	44,137
Dilutive potential shares from restricted stock units	850	745
Diluted weighted average shares outstanding	45,483	44,882
Basic earnings per share attributable to common stockholders	$0.44	$0.34
Diluted earnings per share attributable to common stockholders	$0.43	$0.34

8. Income Taxes
The provision for income taxes for the three months ended March 31, 2014 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36.5%. The effective tax rate for the three months ended March 31, 2013 was approximately 35%, which included discrete items, the most significant of which was attributable to the launch costs of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed-end mutual fund. Excluding the discrete items, the effective tax rate for the three months ended March 31, 2013 was approximately 37%. The Company expects the tax rate for the full year 2014 to approximate 36.5%, excluding discrete items.
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

9. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of March 31, 2014, Securities had net capital of approximately $2,310,000, which exceeded its requirements by approximately $2,133,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) of such rule.
Certain of the non-U.S. subsidiaries of the Company (collectively, the “Foreign Regulated Entities”) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority. As of March 31, 2014, the Foreign Regulated Entities had aggregate regulatory capital of approximately $50,327,000, which exceeded requirements by approximately $48,581,000. Effective December 31, 2013, Cohen & Steers

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Europe SPRL requested, and was granted, a withdrawal of its investment services license with the Belgium Financial Services and Markets Authority.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Investment advisory and administration fees	$48,137	$44,067
Distribution and service fees	3,470	3,434
	$51,607	$47,501
Sales proceeds, gross realized gains, gross realized losses and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three months ended March 31, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Proceeds from sales	$192	$—
Gross realized gains	—	—
Gross realized losses	(3)	—
Dividend income	—	—
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended March 31, 2014 and 2013, expenses of approximately $2,116,000 and $2,061,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at March 31, 2014 and December 31, 2013 are receivables due from Company-sponsored mutual funds of approximately $18,431,000 and $18,026,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of March 31, 2014, the Company has funded approximately $2.8 million with respect to this commitment. The actual timing of the funding of this commitment is currently unknown, as the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. This unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of March 31, 2014.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

12. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On May 8, 2014, CNS declared a quarterly dividend on its common stock in the amount of $0.22 per share. The dividend will be payable on June 26, 2014 to stockholders of record at the close of business on June 3, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and March 31, 2013. Such information should be read in conjunction with our interim condensed consolidated financial statements along with the notes to the condensed consolidated financial statements included herein. The interim condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Institutional Accounts
Assets under management, beginning of period	$22,926	$24,850
Inflows	432	246
Outflows	(652)	(590)
Net outflows	(220)	(344)
Market appreciation	1,773	1,575
Total increase	1,553	1,231
Assets under management, end of period	$24,479	$26,081
Average assets under management for period	$23,858	$25,372

Open-End Mutual Funds
Assets under management, beginning of period	$14,016	$12,962
Inflows	1,523	1,508
Outflows	(1,419)	(849)
Net inflows	104	659
Market appreciation	1,028	826
Total increase	1,132	1,485
Assets under management, end of period	$15,148	$14,447
Average assets under management for period	$14,607	$13,788

Closed-End Mutual Funds
Assets under management, beginning of period	$8,965	$7,985
Inflows	—	458
Outflows	—	—
Net inflows	—	458
Market appreciation	439	350
Total increase	439	808
Assets under management, end of period	$9,404	$8,793
Average assets under management for period	$9,241	$8,251

Total
Assets under management, beginning of period	$45,907	$45,797
Inflows	1,955	2,212
Outflows	(2,071)	(1,439)
Net (outflows) inflows	(116)	773
Market appreciation	3,240	2,751
Total increase	3,124	3,524
Assets under management, end of period	$49,031	$49,321
Average assets under management for period	$47,706	$47,411

Assets under management were $49.0 billion at March 31, 2014, a decrease of 1% from $49.3 billion at March 31, 2013. The decrease was due to net outflows of $2.8 billion, including net outflows of $1.9 billion from global/international real estate and $1.5 billion from large cap value, partially offset by net inflows of $429 million into global listed infrastructure and market appreciation of $2.6 billion, including $1.0 billion from U.S. real estate, $638 million from large cap value and $467 million from global listed infrastructure, during the prior twelve month period.
Average assets under management was $47.7 billion for the three months ended March 31, 2014, an increase of 1% from $47.4 billion for the three months ended March 31, 2013.
Institutional accounts
Institutional accounts assets under management were $24.5 billion at March 31, 2014, a decrease of 6% from $26.1 billion at March 31, 2013. The decrease in assets under management was due to net outflows of $3.3 billion, including $1.8 billion from global/international real estate and $1.5 billion from large cap value, partially offset by market appreciation of $1.7 billion, including $669 million from U.S. real estate and $555 million from large cap value, during the prior twelve month period.
Average assets under management for institutional accounts was $23.9 billion for the three months ended March 31, 2014, a decrease of 6% from $25.4 billion for the three months ended March 31, 2013.
Net outflows from institutional accounts were $220 million for the three months ended March 31, 2014, compared with $344 million for the three months ended March 31, 2013. Gross inflows were $432 million for the three months ended March 31, 2014, compared with $246 million for the three months ended March 31, 2013. Gross outflows totaled $652 million for the three months ended March 31, 2014, compared with $590 million for the three months ended March 31, 2013. Market appreciation was $1.8 billion for the three months ended March 31, 2014, compared with $1.6 billion for the three months ended March 31, 2013.
Open-end mutual funds
Open-end mutual funds assets under management were $15.1 billion at March 31, 2014, an increase of 5% from $14.4 billion at March 31, 2013. The increase in assets under management was due to market appreciation of $554 million, including $404 million from U.S. real estate, and net inflows of $147 million, including $174 million into preferred securities and $93 million into U.S. real estate, partially offset by net outflows of $134 million from global/international real estate, during the prior twelve month period.
Average assets under management for open-end mutual funds was $14.6 billion for the three months ended March 31, 2014, an increase of 6% from $13.8 billion for the three months ended March 31, 2013.
Net inflows for open-end mutual funds were $104 million for the three months ended March 31, 2014, compared with $659 million for the three months ended March 31, 2013. Gross inflows were $1.5 billion for both of the three months ended March 31, 2014 and 2013. Gross outflows totaled $1.4 billion for the three months ended March 31, 2014, compared with $849 million for the three months ended March 31, 2013. Market appreciation was $1.0 billion for the three months ended March 31, 2014, compared with $826 million for the three months ended March 31, 2013.
Closed-end mutual funds
Closed-end mutual funds assets under management were $9.4 billion at March 31, 2014, an increase of 7% from $8.8 billion at March 31, 2013. The increase in assets under management was due to net inflows of $307 million, primarily from additional use of the credit facility and the exercise of the underwriters' over-allotment option for Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE") which launched during the first quarter of 2013, and market appreciation of $304 million during the prior twelve month period.
Average assets under management for closed-end mutual funds was $9.2 billion for the three months ended March 31, 2014, an increase of 12% from $8.3 billion for the three months ended March 31, 2013.
Market appreciation was $439 million for the three months ended March 31, 2014, compared with $350 million for the three months ended March 31, 2013.

Results of Operations
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

	Three Months Ended March 31,
(in thousands)	2014	2013
Results of operations
Total revenue	$72,835	$72,459
Total expenses	(45,239)	(51,749)
Total non-operating income (1)	3,181	2,926
Income before provision for income taxes (1)	$30,777	$23,636

(1) Includes net income attributable to redeemable noncontrolling interest of $155,000 and $360,000 for the three months ended March 31, 2014 and 2013, respectively.

Revenue
Total revenue increased 1% to $72.8 million for the three months ended March 31, 2014 from $72.5 million for the three months ended March 31, 2013. This increase was primarily attributable to higher investment advisory and administration fees of approximately $2.2 million, resulting from higher average assets under management, partially offset by lower portfolio consulting and other revenue of approximately $1.8 million, attributable to lower average assets under advisement from model-based strategies.
For the three months ended March 31, 2014, total investment advisory and administration revenue from institutional accounts decreased 8% to $19.5 million from $21.3 million for the three months ended March 31, 2013, primarily due to lower average assets under management.
For the three months ended March 31, 2014, total investment advisory and administration revenue from open-end mutual funds increased 6% to $28.6 million from $27.1 million for the three months ended March 31, 2013, primarily attributable to higher average assets under management.
For the three months ended March 31, 2014, total investment advisory and administration revenue from closed-end mutual funds increased 14% to $19.4 million from $17.0 million for the three months ended March 31, 2013, primarily due to higher average assets under management.
For the three months ended March 31, 2014, total portfolio consulting and other revenue decreased 50% to $1.8 million from $3.6 million for the three months ended March 31, 2013, primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses decreased 13% to $45.2 million for the three months ended March 31, 2014 from $51.7 million for the three months ended March 31, 2013, primarily due to a decrease of $6.8 million in distribution and service fees, partially offset by an increase of $658,000 in employee compensation and benefits.
Distribution and service fee expenses decreased 45% to $8.3 million for the three months ended March 31, 2014 from $15.1 million for the three months ended March 31, 2013. The three months ended March 31, 2013 results included approximately $7.2 million of distribution costs associated with the launch of MIE. After adjusting for these costs, distribution and service fee expenses would have been $7.9 million for the three months ended March 31, 2013. The adjusted increase in distribution and service fee expenses was primarily due to higher average assets under management in our open-end mutual funds.
Employee compensation and benefits increased 3% to $24.0 million for the three months ended March 31, 2014 from $23.4 million for the three months ended March 31, 2013, primarily due to higher amortization of restricted stock units of approximately $1.1 million, partially offset by a decrease in production compensation of approximately $569,000.

Non-operating Income
Non-operating income increased to $3.2 million for the three months ended March 31, 2014 from $2.9 million for the three months ended March 31, 2013, primarily due to higher earnings from our seed investments.
Income Taxes
We recorded income tax expense of $11.2 million for the three months ended March 31, 2014, compared with $8.1 million for the three months ended March 31, 2013. The provision for income taxes for the three months ended March 31, 2014 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36.5%. The effective tax rate for the three months ended March 31, 2013 was approximately 35%, which included discrete items, the most significant of which was attributable to the offering costs for MIE. Excluding the discrete items, the effective tax rate for the three months ended March 31, 2013 was approximately 37%. We expect our tax rate for the full year 2014 to approximate 36.5%, excluding discrete items.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, investments, available-for-sale and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification (the “Codification”) Topic 820, Fair Value Measurement (“ASC 820”), were 76% and 73% of total assets as of March 31, 2014 and December 31, 2013, respectively.
Cash and cash equivalents decreased by $2.6 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2014. Net cash used in operating activities was $95,000 for the three months ended March 31, 2014. Net cash of $3.8 million was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $6.6 million, partially offset by purchases of $2.1 million of investments, available-for-sale and purchases of $705,000 of property and equipment. Net cash of $6.3 million was used in financing activities, primarily for repurchases of common stock of $10.6 million to satisfy employee withholding tax obligations on the delivery of restricted stock units, partially offset by excess tax benefits associated with the delivery of restricted stock units of $2.4 million and contributions from redeemable noncontrolling interest of $1.8 million.
Cash and cash equivalents decreased by $14.9 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2013. Net cash used in operating activities was $26.4 million for the three months ended March 31, 2013. Net cash of $157,000 was provided by investing activities, primarily from proceeds from sales of investments, available-for-sale in the amount of $3.5 million, partially offset by purchases of $2.2 million of investments, available-for-sale and purchases of $1.4 million of property and equipment. Net cash of $11.4 million was provided by financing activities, primarily from contributions from redeemable noncontrolling interest of $18.9 million and excess tax benefits associated with the delivery of restricted stock units of $2.0 million, partially offset by repurchases of common stock of $7.8 million to satisfy employee withholding tax obligations on the delivery of restricted stock units and redemptions of redeemable noncontrolling interest of $1.8 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At March 31, 2014, we exceeded our minimum regulatory capital requirements by approximately $2.1 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Certain of our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission and the United Kingdom Financial Conduct Authority. At March 31, 2014, our regulated non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $48.6 million. Effective December 31, 2013, Cohen & Steers Europe SPRL requested, and was granted, a withdrawal of its investment services license with the Belgium Financial Services and Markets Authority. We believe that our cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $70.6 million held by our foreign subsidiaries as of March 31, 2014. It is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"). As of March 31, 2014, we have funded approximately $2.8 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The actual timing of the funding of this commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of March 31, 2014.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of March 31, 2014. The following summarizes our contractual obligations as of March 31, 2014 (in thousands):

	2014	2015	2016	2017	2018	2019 and after	Total
Operating leases	$7,228	$9,529	$9,278	$8,732	$8,447	$47,320	$90,534
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.
A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial condition. Management considers the following accounting policies critical to an informed review of our condensed consolidated financial statements. For a summary of these and additional accounting policies, see the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Securities owned are classified as trading securities, represent securities held within the affiliated funds that we consolidate and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by our fair valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities reported in our condensed consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which we recognize our respective share of the investee’s net income or loss for the period. As of March 31, 2014, our equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which changed the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This new guidance will be effective for the first quarter of our 2015 fiscal year. The adoption of this new guidance will not have a material impact on our condensed consolidated financial statements.
In March 2014, the FASB issued new guidance to make certain technical corrections to the FASB Accounting Standards Codification ("Codification") Master Glossary. The amendments affect various Codification topics and include deletion of Master Glossary terms, additions to the Master Glossary links, elimination of duplicate Master Glossary terms, and other technical corrections related to Master Glossary terms. The amendments in this new guidance do not have transition guidance and were effective upon issuance. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In December 2013, the FASB issued new guidance to provide a single definition of public business entity for use in future financial accounting and reporting guidance. The guidance specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. Additionally, a consolidated subsidiary of a public company is not considered a public business entity for purposes of its standalone financial statements other than those included in an SEC filing by its parent or by other registrants or those that are issuers and are required to file or furnish financial statements with the SEC. This new guidance was effective for all future accounting updates starting from 2014. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In July 2013, the FASB issued new guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). This new guidance was effective for the first quarter of our 2014 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In June 2013, the FASB issued new guidance which clarifies the characteristics of an investment company and provides guidance for assessing whether an entity is an investment company. From time to time we consolidate certain of our affiliated funds which are considered investment companies. We retain the specialized investment company accounting for such funds in consolidation. This new guidance was effective for the first quarter of our 2014 fiscal year. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Effective January 1, 2014, Martin Cohen became our Executive Chairman and Robert H. Steers became our sole Chief Executive Officer. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in legal matters relating to claims arising in the ordinary course of our business. There are currently no such matters pending that we believe could have a material effect on our condensed consolidated results of operations, cash flows or financial condition. From time to time, we receive subpoenas or other requests for information from various U.S. federal and state governmental authorities, domestic and international regulatory authorities and third parties in connection with certain industry-wide or other investigations or proceedings. It is our policy to cooperate fully with such inquiries.

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part 1, Item 1A of our 2013 Annual Report on Form 10-K filed with the SEC on March 14, 2014. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2014, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2014	289,537	(1)	$36.38	—	—
February 1 through February 28, 2014	1,581	(1)	$37.68	—	—
March 1 through March 31, 2014	—		$—	—	—
Total	291,118		$36.39	—	—
_________________________

(1)	Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the stock incentive plan.

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—	Specimen Common Stock Certificate(1)

4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	May 9, 2014	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 9, 2014	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer