Form 10-Q
period 2014-06-30
COHEN & STEERS INC
filed 2014-08-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 5, 2014 was 44,777,442.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2014 and December 31, 2013	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Six Months Ended June 30, 2014 and 2013	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information *

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

Signatures		35
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$112,328	$128,277
Securities owned ($9,171 and $7,300) (1)	49,822	15,668
Equity method investments	26,634	24,724
Investments, available-for-sale	7,328	10,449
Accounts receivable	42,352	40,888
Due from broker	4,071	2,906
Property and equipment—net	9,674	9,824
Goodwill	20,591	20,672
Intangible assets—net	1,657	1,701
Deferred income tax asset—net	11,047	14,144
Other assets	7,626	5,673
Total assets	$293,130	$274,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$13,786	$25,214
Deferred rent	5,830	4,344
Income tax payable	1,461	7,575
Other liabilities and accrued expenses	14,775	14,029
Total liabilities	35,852	51,162
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	7,406	207
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 48,572,376 and 47,735,793 shares issued at June 30, 2014 and December 31, 2013, respectively	486	477
Additional paid-in capital	472,914	457,138
Accumulated deficit	(109,853)	(131,366)
Accumulated other comprehensive income, net of tax	3,593	2,989
Less: Treasury stock, at cost, 3,797,741 and 3,481,942 shares at June 30, 2014 and December 31, 2013, respectively	(117,268)	(105,681)
Total stockholders’ equity	249,872	223,557
Total liabilities and stockholders’ equity	$293,130	$274,926
_________________________
(1) Held as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. and Cohen & Steers Active Commodities Fund, LP ("ACOM") as of June 30, 2014 and ACOM as of December 31, 2013.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Investment advisory and administration fees	$72,907	$70,353	$140,471	$135,747
Distribution and service fees	3,744	3,741	7,214	7,175
Portfolio consulting and other	1,761	3,702	3,562	7,333
Total revenue	78,412	77,796	151,247	150,255
Expenses:
Employee compensation and benefits	25,876	24,895	49,911	48,272
Distribution and service fees	9,256	9,677	17,560	24,758
General and administrative	12,065	12,517	23,158	23,696
Depreciation and amortization	1,103	1,340	2,365	2,687
Amortization, deferred commissions	444	810	989	1,575
Total expenses	48,744	49,239	93,983	100,988
Operating income	29,668	28,557	57,264	49,267
Non-operating income:
Interest and dividend income—net	592	743	831	1,289
Gain (loss) from trading securities—net	2,762	(10,963)	3,745	(9,339)
Gain from available-for-sale securities—net	52	837	1,128	1,328
Equity in earnings (losses) of affiliates	1,429	(427)	2,364	109
Other income (losses)	155	(368)	103	(639)
Total non-operating income (loss)	4,990	(10,178)	8,171	(7,252)
Income before provision for income taxes	34,658	18,379	65,435	42,015
Provision for income taxes	11,734	9,870	22,911	18,005
Net income	22,924	8,509	42,524	24,010
Less: Net (income) loss attributable to redeemable noncontrolling interest	(741)	6,773	(896)	6,413
Net income attributable to common stockholders	$22,183	$15,282	$41,628	$30,423

Earnings per share attributable to common stockholders:
Basic	$0.49	$0.34	$0.93	$0.69
Diluted	$0.49	$0.34	$0.91	$0.68
Dividends declared per share	$0.22	$0.20	$0.44	$0.40
Weighted average shares outstanding:
Basic	44,825	44,306	44,730	44,222
Diluted	45,530	45,002	45,507	44,942

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$22,924	$8,509	$42,524	$24,010
Less: Net (income) loss attributable to redeemable noncontrolling interest	(741)	6,773	(896)	6,413
Net income attributable to common stockholders	22,183	15,282	41,628	30,423
Foreign currency translation gain (loss), net of tax of zero	74	319	151	(343)
Net unrealized gain (loss) from available-for-sale securities, net of tax of zero	491	(863)	1,581	933
Reclassification to statements of operations of gain from available-for-sale securities, net of tax of zero	(52)	(837)	(1,128)	(1,328)
Total comprehensive income attributable to common stockholders	$22,696	$13,901	$42,232	$29,685

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Six Months Ended June 30, 2014 and 2013
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2013	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends	—	—	(18,204)	—	—	(18,204)	—	—
Issuance of common stock	7	286	—	—	—	293	—	715
Repurchase of common stock	—	—	—	—	(7,902)	(7,902)	—	(241)
Tax benefits associated with restricted stock units—net	—	2,122	—	—	—	2,122	—	—
Issuance of restricted stock units	—	1,140	—	—	—	1,140	—	—
Amortization of restricted stock units—net	—	10,708	—	—	—	10,708	—	—
Forfeitures of vested restricted stock units	—	(10)	—	—	—	(10)	—	—
Net income (loss)	—	—	30,423	—	—	30,423	(6,413)	—
Other comprehensive loss, net of tax	—	—	—	(738)	—	(738)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	36,498	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(10,664)	—
Ending balance, June 30, 2013	$477	$443,623	$(105,670)	$1,603	$(105,621)	$234,412	$72,609	44,237

Beginning balance, January 1, 2014	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends	—	—	(20,115)	—	—	(20,115)	—	—
Issuance of common stock	9	338	—	—	—	347	—	837
Repurchase of common stock	—	—	—	—	(11,587)	(11,587)	—	(316)
Tax benefits associated with restricted stock units—net	—	2,706	—	—	—	2,706	—	—
Issuance of restricted stock units	—	588	—	—	—	588	—	—
Amortization of restricted stock units—net	—	12,144	—	—	—	12,144	—	—
Net income	—	—	41,628	—	—	41,628	896	—
Other comprehensive income, net of tax	—	—	—	604	—	604	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	7,257	—
Redemptions of redeemable noncontrolling interest	—	—	—	—	—	—	(745)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(209)	—
Ending balance, June 30, 2014	$486	$472,914	$(109,853)	$3,593	$(117,268)	$249,872	$7,406	44,775
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$42,524	$24,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation expense	12,195	10,752
Amortization, deferred commissions	989	1,575
Depreciation and amortization	2,365	2,687
Deferred rent	1,486	969
(Gain) loss from trading securities—net	(3,745)	9,339
Equity in earnings of affiliates	(2,364)	(109)
Gain from available-for-sale securities—net	(1,128)	(1,328)
Deferred income taxes	2,939	1,092
Foreign currency (gain) loss	(298)	930
Changes in operating assets and liabilities:
Accounts receivable	(1,166)	(2,296)
Due from broker	(1,165)	(13,088)
Deferred commissions	(921)	(1,746)
Securities owned	(30,409)	(12,532)
Other assets	(2,012)	996
Accrued compensation	(11,399)	(12,011)
Securities sold but not yet purchased	—	(14,685)
Income tax payable	(5,744)	1,145
Other liabilities and accrued expenses	691	3,885
Net cash provided by (used in) operating activities	2,838	(415)
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	454	683
Purchases of investments, available-for-sale	(3,603)	(5,464)
Proceeds from sales of investments, available-for-sale	8,289	17,756
Purchases of property and equipment	(2,161)	(2,826)
Net cash provided by investing activities	2,979	10,149
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,498	1,981
Issuance of common stock	295	250
Repurchase of common stock	(11,587)	(7,902)
Dividends to stockholders	(19,704)	(17,703)
Redemptions of redeemable noncontrolling interest	(745)	(10,664)
Contributions from redeemable noncontrolling interest	7,257	36,498
Net cash (used in) provided by financing activities	(21,986)	2,460
Net (decrease) increase in cash and cash equivalents	(16,169)	12,194
Effect of foreign exchange rate changes on cash and cash equivalents	220	(141)
Cash and cash equivalents, beginning of the period	128,277	95,412
Cash and cash equivalents, end of the period	$112,328	$107,465

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the six months ended June 30, 2014 and 2013, the Company paid taxes, net of tax refunds, of approximately $24,328,000 and $13,784,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the six months ended June 30, 2014 and 2013, the Company issued fully vested restricted stock units in the amount of $177,000 and $639,000, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $411,000 and $501,000, respectively.

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
Securities owned are classified as trading securities and represent securities held within the affiliated funds that the Company consolidates. These securities are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading securities—net in the Company’s condensed consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of June 30, 2014, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition. As of June 30, 2014, none of the outstanding derivative contracts were subject to any master netting arrangement or other similar agreement.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end mutual funds. This revenue is earned pursuant to the terms of the underlying advisory contract, and is based on a contractual investment advisory fee applied to the assets in the client’s portfolio, net of applicable waivers, if any. The Company also earns revenue from administration fees paid by certain Company-sponsored open-end and closed-end mutual funds, based on the average assets under management of such funds. This revenue is recognized as such fees are earned.
Distribution and Service Fees—Distribution and service fee revenue is earned as the services are performed, based on predetermined percentages of the average assets under management of the Company-sponsored open-end load mutual funds. Distribution and service fee revenue is recorded gross of any third-party distribution and service fee expense arrangements. The expenses associated with these third-party distribution and service fee arrangements are recorded as incurred. During the first quarter of 2013, the Company made payments of approximately $7.2 million associated with an additional compensation agreement entered into in connection with the offering of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE"), a closed-end mutual fund. These payments are included in distribution and service fees expense on the accompanying condensed consolidated statements of operations for the six months ended June 30, 2013.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations. The cumulative translation adjustment was $2,415,000 and $2,264,000 as of June 30, 2014 and December 31, 2013, respectively.
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
Recently Issued Accounting Pronouncements—In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding stock based compensation which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. This new guidance will be effective for the Company’s first quarter of 2016. The Company does not anticipate that the adoption of this new guidance will have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for the Company's first quarter of 2017 and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures, as well as the available transition methods. Early application is prohibited.
In April 2014, the FASB issued new guidance which changed the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This new guidance will be effective for the Company's first quarter of 2015. The Company does not anticipate that the adoption of this new guidance will have a material impact on the Company's condensed consolidated financial statements.
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

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2014 and December 31, 2013, goodwill was approximately $20,591,000 and $20,672,000, respectively. The Company’s goodwill decreased by $81,000 for the six months ended June 30, 2014 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2014 and December 31, 2013 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2014:
Amortized intangible assets:
Client relationships	54	$1,543	$(1,136)	$407
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,136)	$1,657
December 31, 2013:
Amortized intangible assets:
Client relationships	60	$1,543	$(1,092)	$451
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,092)	$1,701

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended June 30, 2014 and 2013, respectively, and approximately $44,000 for both the six months ended June 30, 2014 and 2013, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2014	$45
2015	89
2016	89
2017	89
2018	95
Thereafter	—
Total	$407

4. Investments
The following is a summary of the Company's investments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Securities owned	$49,822	$15,668
Equity method investments	26,634	24,724
Investments, available-for-sale	7,328	10,449
Trading and equity method investments
The Cohen & Steers Active Commodities Strategy Fund, Inc. (“CDF”), which was launched by the Company in May 2014, is an open-end mutual fund for which the Company is the investment adviser. As of June 30, 2014, the Company owned all of the outstanding voting interest in CDF. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements.
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (“MLO”), which was launched by the Company in December 2013, is an open-end mutual fund for which the Company is the investment adviser. As of June 30, 2014, the Company owned the majority of the outstanding voting interest in MLO. Accordingly, the underlying assets and liabilities and results of operations of MLO have been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (“ACOM”), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. As of June 30, 2014, the Company owned all of the voting interest in ACOM. Accordingly, the underlying assets and liabilities and results of operations of ACOM have been included in the Company's condensed consolidated financial statements.
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of June 30, 2014, the fair value of the Company's equity interest in GRP-TE was approximately $105,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of June 30, 2014, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
Prior to its liquidation in April 2014, the Company owned the majority of the voting interests in the Cohen & Steers Global Real Estate Long-Short Fund, L.P. (the “Onshore Fund”). Accordingly, the underlying assets and liabilities and results of operations of the Onshore Fund had been included in the Company's condensed consolidated financial statements. The Onshore Fund was structured as a partnership and the Company was the general partner and investment adviser of the fund.
The Cohen & Steers Global Real Estate Long-Short Offshore Fund, L.P. (the “Offshore Fund”), which was liquidated in April 2014, was structured as a partnership. The Company was the general partner and investment adviser of the Offshore Fund for which it received a management fee and was entitled to receive a performance fee, if earned. The Company determined that the Offshore Fund was not a VIE. The limited partners, unaffiliated with the Company, had the ability to dissolve the fund with a majority vote. As a result, the Company did not have financial control and the Offshore Fund was not consolidated into the Company's condensed consolidated financial statements. As the general partner, the Company had significant influence over the financial decisions of the Offshore Fund and therefore recorded its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represented a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
Cohen & Steers Real Assets Fund, Inc. ("RAP"), which was launched by the Company in January 2012, is an open-end mutual fund for which the Company is the investment adviser. The Company had a controlling financial interest in RAP through July 31, 2013 and therefore, the underlying assets and liabilities and results of operations of RAP had been included in the Company's condensed consolidated financial statements with the third party interests classified as redeemable noncontrolling interest. As a result of additional third party subscriptions into the fund, effective August 1, 2013, the Company no longer held a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, effective August 1, 2013, the Company records its investment in RAP using the equity method of accounting.
The following is a summary of the fair value of securities owned and equity method investments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Securities Owned	Equity Method Investments	Securities Owned	Equity Method Investments
ACOM	$8,600	$—	$7,300	$—
CDF	8,400	—	—	—
GRP-CIP	2,378	—	2,740	—
GRP-TE	—	105	—	116
MLO	30,444	—	5,125	—
Offshore Fund	—	—	—	412
Onshore Fund	—	—	503	—
RAP	—	26,529	—	24,196
Total	$49,822	$26,634	$15,668	$24,724

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Gain (loss) from trading securities—net for the three and six months ended June 30, 2014 and 2013, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
ACOM	$279	$(626)	$816	$(626)
CDF	46	—	46	—
GRP-CIP	153	(23)	163	(23)
MLO	2,284	—	2,696	—
Onshore Fund	—	(1,100)	24	521
RAP	—	(9,214)	—	(9,211)
Total gain (loss) from trading securities—net	$2,762	$(10,963)	$3,745	$(9,339)
Equity in earnings (losses) of affiliates for the three and six months ended June 30, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GRP-TE	$—	$—	$20	$—
Offshore Fund	—	(427)	11	109
RAP	1,429	—	2,333	—
Total equity in earnings (losses) of affiliates	$1,429	$(427)	$2,364	$109

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,013	$55	$(2)	$1,066
Common stocks	5,151	1,149	(39)	6,261
Company-sponsored mutual funds	1	—	—	1
Total investments, available-for-sale	$6,165	$1,204	$(41)	$7,328
_________________________
(1)    At June 30, 2014, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$4,142	$183	$(40)	$4,285
Common stocks	5,400	698	(132)	5,966
Company-sponsored mutual funds	197	1	—	198
Total investments, available-for-sale	$9,739	$882	$(172)	$10,449
_________________________
(1)    At December 31, 2013, there were no securities with unrealized losses continuously for a period of more than 12 months.
The aggregate fair value of available-for-sale securities in an unrealized loss position was approximately $942,000 and $1,785,000 at June 30, 2014 and December 31, 2013, respectively.
Unrealized losses on investments, available-for-sale as of June 30, 2014 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of June 30, 2014, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and six months ended June 30, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$1,548	$13,984	$8,298	$17,756
Gross realized gains	143	1,024	1,249	1,563
Gross realized losses	(91)	(187)	(121)	(235)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the six months ended June 30, 2014.
The following table presents fair value measurements as of June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$55,358	$—	$—	$55,358
Securities owned
Common stocks	$30,444	$—	$—	$30,444
Fixed income securities	—	17,000	—	17,000
Limited partnership interests	—	—	2,378	2,378
Total securities owned	$30,444	$17,000	$2,378	$49,822
Equity method investments	$26,529	$—	$105	$26,634
Investments, available-for-sale
Preferred securities	$1,066	$—	$—	$1,066
Common stocks	6,261	—	—	6,261
Company-sponsored mutual funds	1	—	—	1
Total investments, available-for-sale	$7,328	$—	$—	$7,328
Derivatives - assets
Commodity contracts	$1,184	$—	$—	$1,184
Total derivatives - assets	$1,184	$—	$—	$1,184
Derivatives - liabilities
Foreign exchange contracts	$—	$110	$—	$110
Commodity contracts	563	—	—	563
Total derivatives - liabilities	$563	$110	$—	$673
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
Equity method investments classified as level 3 in the above table represent the carrying amount of the Company's partnership interest in GRP-TE, which approximates its fair value based on the fund's net asset value. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of June 30, 2014, the Company did not have the ability to redeem its investment in GRP-TE.
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
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Securities Owned		Equity Method Investments	Investments, available-for-sale	Securities Owned		Equity Method Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at beginning of period	$—	$2,251	$537	$—	$503	$2,740	$528	$3,325
Purchases / contributions	—	24	2	—	—	305	9	—
Sales / distributions	—	—	(434)	—	(527)	(721)	(463)	(4,000)
Realized (losses) gains	—	(145)	—	—	24	64	—	675
Unrealized gains (1)	—	248	—	—	—	(10)	31	—
Transfers into (out of) level 3	—	—	—	—	—	—	—	—
Balance at end of period	$—	$2,378	$105	$—	$—	$2,378	$105	$—

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at June 30, 2014.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Securities Owned		Equity Method Investments	Investments, available-for-sale	Securities Owned		Equity Method Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities
Balance at beginning of period	$1,075	$2,292	$95	$3,079	$1,168	$2,142	$89	$3,080
Purchases / contributions	—	53	1	—	—	203	7	—
Sales / distributions	(419)	(113)	—	—	(419)	(113)	—	—
Realized losses	(211)	—	—	—	(211)	—	—	—
Unrealized (losses) gains (1)	(32)	(22)	—	13	(125)	(22)	—	12
Transfers into (out of) level 3	—	—	—	—	—	—	—	—
Balance at end of period	$413	$2,210	$96	$3,092	$413	$2,210	$96	$3,092

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at June 30, 2013.

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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of June 30, 2014 were:

	Fair Value	Fair Value	Significant
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,454	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9% - 15% 8% - 8.5% $15.00 - 18.50 psf
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2013 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Common shares of privately-held company	$503	Market comparable companies	Price / tangible book ratio Liquidity discount	1.48x 33%
Limited partnership interests - direct investments in real estate	$2,101	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9% - 15% 8.5% - 9% $15.00 - 16.25 psf

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

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at June 30, 2014 (in thousands):

	June 30, 2014
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$—	$—	$11,733	$110
Total commodity contracts	29,596	1,184	13,354	563
Total derivatives	$29,596	$1,184	$25,087	$673
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
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $1,359,000 and $2,110,000 as of June 30, 2014 and December 31, 2013, respectively, was held as collateral for futures contracts. Securities included in securities owned in the condensed consolidated statement of financial condition of approximately $9,171,000 and $7,300,000 as of June 30, 2014 and December 31, 2013, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three and six months ended June 30, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2014
	2014	2013	2014	2013
Equity contracts	$—	$(184)	$—	$(584)
Foreign exchange contracts	(340)	27	(508)	1,329
Commodity contracts	(198)	(3,747)	350	(3,840)
Credit contracts	—	(10)	—	(21)
Total derivatives	$(538)	$(3,914)	$(158)	$(3,116)

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
No anti-dilutive common stock equivalents were excluded from the computation for the three and six months ended June 30, 2014 and 2013.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$22,924	$8,509	$42,524	$24,010
Less: Net (income) loss attributable to redeemable noncontrolling interest	(741)	6,773	(896)	6,413
Net income attributable to common stockholders	$22,183	$15,282	$41,628	$30,423
Basic weighted average shares outstanding	44,825	44,306	44,730	44,222
Dilutive potential shares from restricted stock units	705	696	777	720
Diluted weighted average shares outstanding	45,530	45,002	45,507	44,942
Basic earnings per share attributable to common stockholders	$0.49	$0.34	$0.93	$0.69
Diluted earnings per share attributable to common stockholders	$0.49	$0.34	$0.91	$0.68

8. Income Taxes
The provision for income taxes for the six months ended June 30, 2014 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35.5%. The effective tax rate for the three months ended June 30, 2014 was approximately 34.6%, which reflects the cumulative effect to adjust the estimated tax rate to 35.5% for the full year 2014. The effective tax rate for the six months ended June 30, 2013 was approximately 37%, which included discrete items, the most significant of which was attributable to the launch costs of MIE. Excluding the discrete items, the effective tax rate for the six months ended June 30, 2013 was approximately 38%. The effective tax rate for the three months ended June 30, 2013 was approximately 39%. The Company expects the tax rate for the full year 2014 to approximate 35.5%, excluding discrete items.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9. Regulatory Requirements
Securities, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as defined. As of June 30, 2014, Securities had net capital of approximately $1,723,000, which exceeded its requirements by approximately $1,541,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
Securities does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
Certain of the non-U.S. subsidiaries of the Company (collectively, the “Foreign Regulated Entities”) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority. As of June 30, 2014, the Foreign Regulated Entities had aggregate regulatory capital of approximately $51,157,000, which exceeded requirements by approximately $49,376,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment advisory and administration fees	$52,275	$49,054	$100,412	$93,121
Distribution and service fees	3,744	3,741	7,214	7,175
	$56,019	$52,795	$107,626	$100,296
Sales proceeds, gross realized gains, gross realized losses and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and six months ended June 30, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$—	$10,613	$192	$10,613
Gross realized gains	—	613	—	613
Gross realized losses	—	—	(3)	—
Dividend income	—	—	—	—
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended June 30, 2014 and 2013, expenses of approximately $2,423,000 and $2,663,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2014 and 2013, expenses of approximately $4,539,000 and $4,724,000, respectively, were incurred.
Included in accounts receivable at June 30, 2014 and December 31, 2013 are receivables due from Company-sponsored mutual funds of approximately $19,017,000 and $18,026,000, respectively.

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
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of June 30, 2014, the Company has funded approximately $2.9 million with respect to this commitment. The actual timing of the funding of this commitment is currently unknown, as the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. This unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of June 30, 2014.

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
On August 7, 2014, CNS declared a quarterly dividend on its common stock in the amount of $0.22 per share. The dividend will be payable on September 26, 2014 to stockholders of record at the close of business on September 5, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 and June 30, 2013. Such information should be read in conjunction with our condensed consolidated financial statements along with the notes to the condensed consolidated financial statements included herein. The condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Institutional Accounts
Assets under management, beginning of period	$24,479	$26,081	$22,926	$24,850
Inflows	375	277	807	523
Outflows	(896)	(1,366)	(1,548)	(1,956)
Net outflows	(521)	(1,089)	(741)	(1,433)
Market appreciation (depreciation)	1,770	(454)	3,543	1,121
Total increase (decrease)	1,249	(1,543)	2,802	(312)
Assets under management, end of period	$25,728	$24,538	$25,728	$24,538
Average assets under management for period	$25,010	$26,082	$24,437	$25,727

Open-end Mutual Funds
Assets under management, beginning of period	$15,148	$14,447	$14,016	$12,962
Inflows	1,464	1,789	2,987	3,297
Outflows	(949)	(1,430)	(2,368)	(2,279)
Net inflows	515	359	619	1,018
Market appreciation (depreciation)	966	(364)	1,994	462
Total increase (decrease)	1,481	(5)	2,613	1,480
Assets under management, end of period	$16,629	$14,442	$16,629	$14,442
Average assets under management for period	$15,992	$15,019	$15,303	$14,404

Closed-end Mutual Funds
Assets under management, beginning of period	$9,404	$8,793	$8,965	$7,985
Inflows	—	281	—	739
Outflows	—	—	—	—
Net inflows	—	281	—	739
Market appreciation (depreciation)	524	(231)	963	119
Total increase	524	50	963	858
Assets under management, end of period	$9,928	$8,843	$9,928	$8,843
Average assets under management for period	$9,719	$9,053	$9,482	$8,652

Total
Assets under management, beginning of period	$49,031	$49,321	$45,907	$45,797
Inflows	1,839	2,347	3,794	4,559
Outflows	(1,845)	(2,796)	(3,916)	(4,235)
Net (outflows) inflows	(6)	(449)	(122)	324
Market appreciation (depreciation)	3,260	(1,049)	6,500	1,702
Total increase (decrease)	3,254	(1,498)	6,378	2,026
Assets under management, end of period	$52,285	$47,823	$52,285	$47,823
Average assets under management for period	$50,721	$50,154	$49,222	$48,783

Assets under management were $52.3 billion at June 30, 2014, an increase of 9% from $47.8 billion at June 30, 2013. The increase was due to market appreciation of $6.9 billion, including $3.3 billion from U.S. real estate, $1.5 billion from global/international real estate and $1.0 billion from global listed infrastructure, partially offset by net outflows of $2.4 billion, including net outflows of $1.8 billion from large cap value and $1.3 billion from global/international real estate for the twelve months ended June 30, 2014.
Average assets under management was $50.7 billion for the three months ended June 30, 2014, an increase of 1% from $50.2 billion for the three months ended June 30, 2013. Average assets under management was $49.2 billion for the six months ended June 30, 2014, an increase of 1% from $48.8 billion for the six months ended June 30, 2013.
Institutional accounts
Institutional accounts assets under management were $25.7 billion at June 30, 2014, an increase of 5% from $24.5 billion at June 30, 2013. The increase in assets under management was due to market appreciation of $3.9 billion, including $1.8 billion from U.S. real estate, $1.1 billion from global/international real estate and $556 million from large cap value, partially offset by net outflows of $2.7 billion, including $1.8 billion from large cap value and $1.1 billion from global/international real estate for the twelve months ended June 30, 2014.
Average assets under management for institutional accounts was $25.0 billion for the three months ended June 30, 2014, a decrease of 4% from $26.1 billion for the three months ended June 30, 2013. Average assets under management was $24.4 billion for the six months ended June 30, 2014, a decrease of 5% from $25.7 billion for the six months ended June 30, 2013.
Net outflows from institutional accounts were $521 million for the three months ended June 30, 2014, compared with $1.1 billion for the three months ended June 30, 2013. Gross inflows were $375 million for the three months ended June 30, 2014, compared with $277 million for the three months ended June 30, 2013. Gross outflows totaled $896 million for the three months ended June 30, 2014, compared with $1.4 billion for the three months ended June 30, 2013. Market appreciation was $1.8 billion for the three months ended June 30, 2014, compared with market depreciation of $454 million for the three months ended June 30, 2013.
Net outflows from institutional accounts were $741 million for the six months ended June 30, 2014, compared with $1.4 billion for the six months ended June 30, 2013. Gross inflows were $807 million for the six months ended June 30, 2014, compared with $523 million for the six months ended June 30, 2013. Gross outflows totaled $1.5 billion for the six months ended June 30, 2014, compared with $2.0 billion for the six months ended June 30, 2013. Market appreciation was $3.5 billion for the six months ended June 30, 2014, compared with $1.1 billion for the six months ended June 30, 2013.
Open-end mutual funds
Open-end mutual funds assets under management were $16.6 billion at June 30, 2014, an increase of 15% from $14.4 billion at June 30, 2013. The increase in assets under management was due to market appreciation of $1.9 billion, including $1.2 billion from U.S. real estate and $357 million from global/international real estate, and net inflows of $303 million, including $280 million into preferred securities, $84 million into U.S. real estate and $81 million into global listed infrastructure for the twelve months ended June 30, 2014.
Average assets under management for open-end mutual funds was $16.0 billion for the three months ended June 30, 2014, an increase of 6% from $15.0 billion for the three months ended June 30, 2013. Average assets under management was $15.3 billion for the six months ended June 30, 2014, an increase of 6% from $14.4 billion for the six months ended June 30, 2013.
Net inflows for open-end mutual funds were $515 million for the three months ended June 30, 2014, compared with $359 million for the three months ended June 30, 2013. Gross inflows were $1.5 billion for the three months ended June 30, 2014, compared with $1.8 billion for the three months ended June 30, 2013. Gross outflows totaled $949 million for the three months ended June 30, 2014, compared with $1.4 billion for the three months ended June 30, 2013. Market appreciation was $1.0 billion for the three months ended June 30, 2014, compared with market depreciation of $364 million for the three months ended June 30, 2013.
Net inflows for open-end mutual funds were $619 million for the six months ended June 30, 2014, compared with $1.0 billion for the six months ended June 30, 2013. Gross inflows were $3.0 billion for the six months ended June 30, 2014, compared with $3.3 billion for the six months ended June 30, 2013. Gross outflows totaled $2.4 billion for the six months ended June 30, 2014, compared with $2.3 billion for the six months ended June 30, 2013. Market appreciation was $2.0 billion for the six months ended June 30, 2014, compared with $462 million for the six months ended June 30, 2013.
Closed-end mutual funds
Closed-end mutual funds assets under management were $9.9 billion at June 30, 2014, an increase of 12% from $8.8 billion at June 30, 2013. The increase in assets under management was primarily due to market appreciation of $1.1 billion for the twelve months ended June 30, 2014.
Average assets under management for closed-end mutual funds was $9.7 billion for the three months ended June 30, 2014, an increase of 7% from $9.1 billion for the three months ended June 30, 2013. Average assets under management was $9.5 billion for the six months ended June 30, 2014, an increase of 10% from $8.7 billion for the six months ended June 30, 2013, primarily due to the launch of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE") during the first quarter of 2013.
Market appreciation was $524 million for the three months ended June 30, 2014, compared with market depreciation of $231 million for the three months ended June 30, 2013.
Market appreciation was $963 million for the six months ended June 30, 2014, compared with $119 million for the six months ended June 30, 2013.

Results of Operations
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,
(in thousands)	2014	2013
Results of operations
Total revenue	$78,412	$77,796
Total expenses	(48,744)	(49,239)
Total non-operating income (loss) (1)	4,990	(10,178)
Income before provision for income taxes (1)	$34,658	$18,379

(1) Includes net income of $741 and net loss of $6,773 attributable to redeemable noncontrolling interest for the three months ended June 30, 2014 and 2013, respectively.

Revenue
Total revenue increased 1% to $78.4 million for the three months ended June 30, 2014 from $77.8 million for the three months ended June 30, 2013. This increase was primarily attributable to higher investment advisory and administration fees of approximately $2.6 million, resulting from higher average assets under management, partially offset by lower portfolio consulting and other revenue of approximately $1.9 million, attributable to lower average assets under advisement from model-based strategies.
For the three months ended June 30, 2014, total investment advisory and administration revenue from institutional accounts decreased 3% to $20.7 million from $21.3 million for the three months ended June 30, 2013, primarily due to lower average assets under management.
For the three months ended June 30, 2014, total investment advisory and administration revenue from open-end mutual funds increased 6% to $31.5 million from $29.8 million for the three months ended June 30, 2013, primarily attributable to higher average assets under management.
For the three months ended June 30, 2014, total investment advisory and administration revenue from closed-end mutual funds increased 8% to $20.6 million from $19.2 million for the three months ended June 30, 2013, primarily due to higher average assets under management.

For the three months ended June 30, 2014, total portfolio consulting and other revenue decreased 52% to $1.8 million from $3.7 million for the three months ended June 30, 2013, primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses decreased 1% to $48.7 million for the three months ended June 30, 2014 from $49.2 million for the three months ended June 30, 2013, due to decreases of $452,000 in general and administrative expenses, $421,000 in distribution and service fees and $237,000 in depreciation and amortization, partially offset by an increase of $981,000 in employee compensation and benefits.
General and administrative expenses decreased 4% to $12.1 million for the three months ended June 30, 2014 from $12.5 million for the three months ended June 30, 2013. The decrease was primarily due to lower professional fees of approximately $472,000 and lower information technology costs of approximately $297,000, partially offset by higher travel and entertainment and marketing expenses of approximately $315,000.
Distribution and service fee expenses decreased 4% to $9.3 million for the three months ended June 30, 2014 from $9.7 million for the three months ended June 30, 2013. The change, after excluding additional expenses recorded in the second quarter of 2013 related to the exercise of the underwriters' over-allotment option for MIE, was primarily due to an increase in average assets under management in open-end mutual funds.
Employee compensation and benefits increased 4% to $25.9 million for the three months ended June 30, 2014 from $24.9 million for the three months ended June 30, 2013, primarily due to higher incentive compensation of approximately $1.4 million, higher amortization of restricted stock units of approximately $855,000 and higher salaries of approximately $418,000, partially offset by lower severance of approximately $1.6 million and a decrease in commission-based compensation of approximately $310,000.
Non-operating Income
Non-operating income, excluding net income attributable to redeemable noncontrolling interest of $741,000, was $4.2 million for the three months ended June 30, 2014, compared with non-operating loss, excluding net loss attributable to redeemable noncontrolling interest of $6.8 million, of $3.4 million for the three months ended June 30, 2013. The increase in non-operating income net of amounts attributable to redeemable noncontrolling interest was primarily due to higher earnings from our seed investments.
Income Taxes
Income tax expense was $11.7 million for the three months ended June 30, 2014, compared with $9.9 million for the three months ended June 30, 2013. The provision for income taxes for the three months ended June 30, 2014 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 34.6%, which included the cumulative effect to adjust our estimated tax rate to 35.5% for the full year 2014. The effective tax rate for the three months ended June 30, 2013 was approximately 39%, which included the cumulative effect to adjust our estimated tax rate for the full year 2013. We expect our tax rate for the full year 2014 to approximate 35.5%, excluding discrete items.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,
(in thousands)	2014	2013
Results of operations
Total revenue	$151,247	$150,255
Total expenses	(93,983)	(100,988)
Total non-operating income (loss) (1)	8,171	(7,252)
Income before provision for income taxes (1)	$65,435	$42,015

(1) Includes net income of $896 and net loss of $6,413 attributable to redeemable noncontrolling interest for the six months ended June 30, 2014 and 2013, respectively.

Revenue
Total revenue increased 1% to $151.2 million for the six months ended June 30, 2014 from $150.3 million for the six months ended June 30, 2013. This increase was primarily attributable to higher investment advisory and administration fees of approximately $4.7 million, resulting from higher average assets under management, partially offset by lower portfolio consulting and other revenue of approximately $3.8 million, attributable to lower average assets under advisement from model-based strategies.
For the six months ended June 30, 2014, total investment advisory and administration revenue from institutional accounts decreased 6% to $40.3 million from $42.6 million for the six months ended June 30, 2013, primarily due to lower average assets under management.
For the six months ended June 30, 2014, total investment advisory and administration revenue from open-end mutual funds increased 6% to $60.2 million from $56.9 million for the six months ended June 30, 2013, primarily attributable to higher average assets under management.
For the six months ended June 30, 2014, total investment advisory and administration revenue from closed-end mutual funds increased 11% to $40.1 million from $36.2 million for the six months ended June 30, 2013, primarily due to higher average assets under management.
For the six months ended June 30, 2014, total portfolio consulting and other revenue decreased 51% to $3.6 million from $7.3 million for the six months ended June 30, 2013, primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses decreased 7% to $94.0 million for the six months ended June 30, 2014 from $101.0 million for the six months ended June 30, 2013, primarily due to decreases of $7.2 million in distribution and service fees and $538,000 in general and administrative expenses, partially offset by an increase of $1.6 million in employee compensation and benefits.
Distribution and service fee expenses decreased 29% to $17.6 million for the six months ended June 30, 2014 from $24.8 million for the six months ended June 30, 2013. The change, after excluding additional expenses of $7.2 million associated with the launch of MIE, was primarily due to an increase in average assets under management in open-end mutual funds.
General and administrative expenses decreased 2% to $23.2 million for the six months ended June 30, 2014 from $23.7 million for the six months ended June 30, 2013. The decrease was primarily due to lower information technology costs of approximately $438,000.
Employee compensation and benefits increased 3% to $49.9 million for the six months ended June 30, 2014 from $48.3 million for the six months ended June 30, 2013, primarily due to higher amortization of restricted stock units of approximately $1.9 million, higher incentive compensation of approximately $854,000 and higher salaries of approximately $765,000, partially offset by lower severance of approximately $1.5 million and a decrease in commission-based compensation of approximately $837,000.
Non-operating Income
Non-operating income, excluding net income attributable to redeemable noncontrolling interest of $896,000, was $7.3 million for the six months ended June 30, 2014, compared with non-operating loss, excluding net loss attributable to redeemable noncontrolling interest of $6.4 million, of $839,000 for the six months ended June 30, 2013. The increase in non-operating income net of amounts attributable to redeemable noncontrolling interest was primarily due to higher earnings from our seed investments.
Income Taxes
Income tax expense was $22.9 million for the six months ended June 30, 2014, compared with $18.0 million for the six months ended June 30, 2013. The provision for income taxes for the six months ended June 30, 2014 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35.5%. The effective tax rate for the six months ended

June 30, 2013 was approximately 37%, which included discrete items, the most significant of which was attributable to the launch costs of MIE. Excluding the discrete items, the effective tax rate for the six months ended June 30, 2013 was approximately 38%. We expect our tax rate for the full year 2014 to approximate 35.5%, excluding discrete items.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, equity method investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, investments, available-for-sale and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification (the “Codification”) Topic 820, Fair Value Measurement (“ASC 820”), were 64% and 73% of total assets as of June 30, 2014 and December 31, 2013, respectively.
Cash and cash equivalents decreased by $16.2 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2014. Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2014. Net cash provided by investing activities was $3.0 million, which included proceeds from sales of investments, available-for-sale in the amount of $8.3 million, partially offset by purchases of investments, available-for-sale in the amount of $3.6 million and purchases of property and equipment in the amount of $2.2 million. Net cash of $22.0 million was used in financing activities, primarily for dividends to stockholders of $19.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $11.6 million, partially offset by contributions from redeemable noncontrolling interest of $7.3 million and excess tax benefits associated with the delivery of restricted stock units of $2.5 million.
Cash and cash equivalents increased by $12.2 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2013. Net cash used in operating activities was $415,000 for the six months ended June 30, 2013. Net cash provided by investing activities was $10.1 million, which included proceeds from sales of investments, available-for-sale in the amount of $17.8 million and proceeds from redemption of equity method investments of $683,000, partially offset by purchases of investments, available-for-sale in the amount of $5.5 million and purchases of property and equipment in the amount of $2.8 million. Net cash of $2.5 million was provided by financing activities, primarily from contributions from redeemable noncontrolling interest of $36.5 million and excess tax benefits associated with the delivery of restricted stock units of $2.0 million, partially offset by dividends to stockholders of $17.7 million, redemptions of redeemable noncontrolling interest of $10.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $7.9 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At June 30, 2014, we exceeded our minimum regulatory capital requirements by approximately $1.5 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Certain of our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Future Commission and the United Kingdom Financial Conduct Authority. At June 30, 2014, our regulated non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $49.4 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $75.7 million held by our foreign subsidiaries as of June 30, 2014. It is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"). As of June 30, 2014, we have funded approximately $2.9 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The actual timing of the funding of this commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of June 30, 2014.

Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of June 30, 2014. The following summarizes our contractual obligations as of June 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	2019 and after	Total
Operating leases	$4,795	$9,541	$9,287	$8,732	$8,447	$47,320	$88,122
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in our critical accounting policies during the three months ended June 30, 2014.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this filing.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2014, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2014	24,030	(1)	$40.18	—	—
May 1 through May 31, 2014	—		$—	—	—
June 1 through June 30, 2014	651	(1)	$42.67	—	—
Total	24,681		$40.25	—	—
_________________________

(1)	Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the stock incentive plan.

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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	August 8, 2014	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 8, 2014	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer