Form 10-Q
period 2014-09-30
COHEN & STEERS INC
filed 2014-11-06
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 3, 2014 was 44,789,474.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2014 and December 31, 2013	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2014 and 2013	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and 2013	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information *

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

Signatures		35
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$137,807	$128,277
Securities owned ($9,454 and $7,300) (1)	59,376	15,668
Equity method investments	107	24,724
Investments, available-for-sale	21,814	10,449
Accounts receivable	50,950	40,888
Due from broker	5,063	2,906
Property and equipment—net	11,319	9,824
Goodwill	19,611	20,672
Intangible assets—net	1,635	1,701
Deferred income tax asset—net	13,421	14,144
Other assets	6,231	5,673
Total assets	$327,334	$274,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$21,136	$25,214
Deferred rent	5,778	4,344
Income tax payable	3,342	7,575
Other liabilities and accrued expenses	15,309	14,029
Total liabilities	45,565	51,162
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	19,766	207
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 48,586,576 and 47,735,793 shares issued at September 30, 2014 and December 31, 2013, respectively	486	477
Additional paid-in capital	479,835	457,138
Accumulated deficit	(101,783)	(131,366)
Accumulated other comprehensive income, net of tax	831	2,989
Less: Treasury stock, at cost, 3,800,014 and 3,481,942 shares at September 30, 2014 and December 31, 2013, respectively	(117,366)	(105,681)
Total stockholders’ equity	262,003	223,557
Total liabilities and stockholders’ equity	$327,334	$274,926
_________________________
(1) Held as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. ("CDF") and Cohen & Steers Active Commodities Fund, LP ("ACOM") as of September 30, 2014 and ACOM as of December 31, 2013.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Investment advisory and administration fees	$75,210	$67,704	$215,681	$203,451
Distribution and service fees	3,738	3,627	10,952	10,802
Portfolio consulting and other	1,897	2,695	5,459	10,028
Total revenue	80,845	74,026	232,092	224,281
Expenses:
Employee compensation and benefits	26,679	24,058	76,590	72,330
Distribution and service fees	9,048	8,362	26,608	33,120
General and administrative	11,313	11,688	34,471	35,384
Depreciation and amortization	1,090	1,423	3,455	4,110
Amortization, deferred commissions	388	776	1,377	2,351
Total expenses	48,518	46,307	142,501	147,295
Operating income	32,327	27,719	89,591	76,986
Non-operating income:
Interest and dividend income—net	610	218	1,441	1,507
(Loss) gain from trading securities—net	(2,690)	2,383	1,055	(6,956)
Gain from available-for-sale securities—net	760	180	1,888	1,508
Equity in (losses) earnings of affiliates	(1,571)	313	793	422
Other (losses) income	(666)	209	(563)	(430)
Total non-operating (loss) income	(3,557)	3,303	4,614	(3,949)
Income before provision for income taxes	28,770	31,022	94,205	73,037
Provision for income taxes	10,733	11,205	33,644	29,210
Net income	18,037	19,817	60,561	43,827
Less: Net loss (income) attributable to redeemable noncontrolling interest	147	(1,534)	(749)	4,879
Net income attributable to common stockholders	$18,184	$18,283	$59,812	$48,706

Earnings per share attributable to common stockholders:
Basic	$0.41	$0.41	$1.34	$1.10
Diluted	$0.40	$0.41	$1.31	$1.08
Dividends declared per share	$0.22	$0.20	$0.66	$0.60
Weighted average shares outstanding:
Basic	44,839	44,317	44,766	44,254
Diluted	45,689	45,106	45,568	44,997

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,037	$19,817	$60,561	$43,827
Less: Net loss (income) attributable to redeemable noncontrolling interest	147	(1,534)	(749)	4,879
Net income attributable to common stockholders	18,184	18,283	59,812	48,706
Foreign currency translation (loss) gain (net of tax of $0)	(2,256)	1,233	(2,105)	890
Net unrealized gain from available-for-sale securities (net of tax of $0)	254	463	1,835	1,396
Reclassification to statements of operations of gain from available-for-sale securities (net of tax of $0)	(760)	(180)	(1,888)	(1,508)
Total comprehensive income attributable to common stockholders	$15,422	$19,799	$57,654	$49,484

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Nine Months Ended September 30, 2014 and 2013
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2013	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends	—	—	(27,300)	—	—	(27,300)	—	—
Issuance of common stock	7	388	—	—	—	395	—	728
Repurchase of common stock	—	—	—	—	(7,954)	(7,954)	—	(243)
Tax benefits associated with restricted stock units—net	—	2,231	—	—	—	2,231	—	—
Issuance of restricted stock units	—	1,456	—	—	—	1,456	—	—
Amortization of restricted stock units—net	—	16,126	—	—	—	16,126	—	—
Forfeitures of vested restricted stock units	—	(10)	—	—	—	(10)	—	—
Net income (loss)	—	—	48,706	—	—	48,706	(4,879)	—
Other comprehensive income, net of tax	—	—	—	778	—	778	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	37,711	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(14,242)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(71,586)	—
Ending balance, September 30, 2013	$477	$449,568	$(96,483)	$3,119	$(105,673)	$251,008	$192	44,248

Beginning balance, January 1, 2014	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends	—	—	(30,229)	—	—	(30,229)	—	—
Issuance of common stock	9	467	—	—	—	476	—	851
Repurchase of common stock	—	—	—	—	(11,685)	(11,685)	—	(318)
Tax benefits associated with restricted stock units—net	—	2,849	—	—	—	2,849	—	—
Issuance of restricted stock units	—	920	—	—	—	920	—	—
Amortization of restricted stock units—net	—	18,461	—	—	—	18,461	—	—
Net income	—	—	59,812	—	—	59,812	749	—
Other comprehensive income, net of tax	—	—	—	(2,158)	—	(2,158)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	23,977	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(4,958)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(209)	—
Ending balance, September 30, 2014	$486	$479,835	$(101,783)	$831	$(117,366)	$262,003	$19,766	44,787
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$60,561	$43,827
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	18,535	16,186
Amortization, deferred commissions	1,377	2,351
Depreciation and amortization	3,455	4,110
Deferred rent	1,434	1,465
(Gain) loss from trading securities—net	(1,055)	6,956
Equity in earnings of affiliates	(793)	(422)
Gain from available-for-sale securities—net	(1,888)	(1,508)
Deferred income taxes	647	(1,110)
Foreign currency loss	1,798	313
Changes in operating assets and liabilities:
Accounts receivable	(11,860)	(8,642)
Due from broker	(2,157)	(7,758)
Deferred commissions	(1,426)	(2,096)
Securities owned	(42,653)	(7,756)
Other assets	(467)	2,294
Accrued compensation	(4,049)	(5,865)
Securities sold but not yet purchased	—	(14,685)
Income tax payable	(3,850)	245
Other liabilities and accrued expenses	1,312	13,177
Net cash provided by operating activities	18,921	41,082
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	10,894	7,746
Purchases of investments, available-for-sale	(6,051)	(8,179)
Proceeds from sales of investments, available-for-sale	10,969	20,244
Purchases of property and equipment	(4,889)	(4,327)
Net cash provided by investing activities	10,923	15,484
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,537	1,994
Issuance of common stock	405	336
Repurchase of common stock	(11,685)	(7,954)
Dividends to stockholders	(29,562)	(26,558)
Distributions to redeemable noncontrolling interest	(4,958)	(14,242)
Contributions from redeemable noncontrolling interest	23,977	37,711
Net cash used in financing activities	(19,286)	(8,713)
Net increase in cash and cash equivalents	10,558	47,853
Effect of foreign exchange rate changes on cash and cash equivalents	(1,028)	580
Cash and cash equivalents, beginning of the period	128,277	95,412
Cash and cash equivalents, end of the period	$137,807	$143,845

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the nine months ended September 30, 2014 and 2013, the Company paid taxes, net of tax refunds, of approximately $34,209,000 and $28,288,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the nine months ended September 30, 2014 and 2013, the Company issued fully vested restricted stock units in the amount of $252,000 and $714,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $667,000 and $742,000, respectively.
As further described in Note 4, during the nine months ended September 30, 2014, the Company redeemed a portion of its shares from Cohen & Steers Real Assets Fund, Inc. ("RAP") and recorded a non-cash reclassification of $14,909,000, which represents the Company's proportionate share of RAP, from equity method investments into investments, available-for-sale.
During the nine months ended September 30, 2013, the Company’s proportionate ownership interest in RAP decreased and the Company deconsolidated the assets and liabilities of RAP resulting in a non-cash reduction of $71,586,000 from redeemable noncontrolling interest and a non-cash increase of $23,519,000 to equity method investments.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Cohen & Steers, Inc. (“CNS”) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (“CSCM”), Cohen & Steers Securities, LLC (“CSS”), Cohen & Steers Asia Limited, Cohen & Steers UK Limited and Cohen & Steers Japan, LLC (collectively, the “Company”).
Founded in 1986, the Company is a leading global investment manager with a long history of innovation and a focus on real assets, including real estate, infrastructure and commodities. The Company serves institutional and individual investors around the world. Its clients include Company-sponsored open-end and closed-end mutual funds, U.S. and non-U.S. pension plans, endowment funds, foundations and subadvised funds for other financial institutions. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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
Securities owned are classified as trading securities and represent securities held within the affiliated funds that the Company consolidates. These securities are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee in accordance with its valuation guidance and procedures. Unrealized gains and losses are recorded as gain (loss) from trading securities—net in the Company’s condensed consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of September 30, 2014, the Company's equity method investments consisted of an interest in an affiliated fund which measures its underlying investments at fair value and reports a net asset value on a recurring basis. The carrying amount of this investment approximates its fair value.
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
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading securities—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition. As of September 30, 2014, none of the outstanding derivative contracts were subject to any master netting arrangement or other similar agreement.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end mutual funds. Investment advisory fees are earned pursuant to the terms of underlying advisory contracts, and are based on a contractual fee rate applied to the assets in the portfolio, net of applicable waivers, if any. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fees revenue is recognized as such fees are earned.
Distribution and Service Fee Revenue—CSS acts as the principal distributor of the Company’s open-end mutual funds which may offer the following classes: Class A (initial sales load), Class C (back end sales load), Class R (load retirement) and Class Z (no load retirement). Effective May 2007, the Company suspended sales of Class B shares and all remaining Class B shares are expected to convert to Class A shares in 2015. Distribution and service fee revenue is based on the average daily net assets of the funds as detailed below. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
Pursuant to distribution plans with the funds, CSS receives distribution fees of 25bps for Class A shares, 75bps for Class C shares and 50bps for Class R shares. CSS also receives shareholder servicing fees of 10bps on Class A shares, 25bps on Class C shares and 15 bps on Class Z shares, pursuant to shareholder servicing plans with the funds. Effective October 1, 2014, shareholder servicing fee revenue will no longer accrue on Class Z shares.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, service fees and intermediary assistance payments. Distribution and service fee expense is recorded as incurred.
Distribution fee expense represents payments made to qualified dealers/institutions for (i) assistance in connection with the distribution of the funds' shares and (ii) for other expenses such as advertising costs and printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (“Rule 12b-1”). CSS pays distribution fee expense based on the average daily net assets under management of 25 bps on Class A shares, 75bps on Class C shares and 50bps on Class R shares.
Shareholder servicing fee expense represents payments made to qualified dealers/institutions for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified financial institutions. CSS pays service fee expenses based on the average daily net assets under management of 10bps on Class A shares, 25bps on Class C shares and 15 bps on Class Z shares. Effective October 1, 2014, Class Z shares will no longer pay shareholder service fees.
Intermediary assistance payments represent payments to qualified dealers/institutions for activities related to distribution, shareholder servicing and marketing and support of Company-sponsored open-end mutual funds and are incremental to those described above. Intermediary assistance payments may be based on the average assets under management, the number of accounts being serviced, or a combination thereof.
During the first quarter of 2013, the Company made payments of approximately $7.2 million associated with an additional compensation agreement entered into in connection with the offering of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE") These payments are included in distribution and service fee expense on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations. The cumulative translation adjustment was $159,000 and $2,264,000 as of September 30, 2014 and December 31, 2013, respectively.
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
Recently Issued Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosure of going concern uncertainties in the financial statements. The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued at each annual and interim reporting period. This new guidance will be effective for the Company’s first quarter of 2017. The Company does not anticipate that the adoption of this new guidance will have a material impact on the Company's condensed consolidated financial statements.
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

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2014 and December 31, 2013, goodwill was approximately $19,611,000 and $20,672,000, respectively. The Company’s goodwill decreased by $1,061,000 for the nine months ended September 30, 2014 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2014 and December 31, 2013 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2014:
Amortized intangible assets:
Client relationships	51	$1,543	$(1,158)	$385
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,158)	$1,635
December 31, 2013:
Amortized intangible assets:
Client relationships	60	$1,543	$(1,092)	$451
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,092)	$1,701

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended September 30, 2014 and 2013, respectively, and approximately $66,000 for both the nine months ended September 30, 2014 and 2013, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2014	$23
2015	89
2016	89
2017	89
2018	95
Thereafter	—
Total	$385

4. Investments
The following is a summary of the Company's investments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Securities owned	$59,376	$15,668
Equity method investments	107	24,724
Investments, available-for-sale	21,814	10,449
Trading and equity method investments
The Cohen & Steers Active Commodities Strategy Fund, Inc. (“CDF”), which was launched by the Company in May 2014, is an open-end mutual fund for which the Company is the investment adviser. As of September 30, 2014, the Company owned the majority of the outstanding voting interest in CDF. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (“MLO”), which was launched by the Company in December 2013, is an open-end mutual fund for which the Company is the investment adviser. As of September 30, 2014, the Company owned the majority of the outstanding voting interest in MLO. Accordingly, the underlying assets and liabilities and results of operations of MLO have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (“ACOM”), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. As of September 30, 2014, the Company owned all of the voting interest in ACOM. Accordingly, the underlying assets and liabilities and results of operations of ACOM have been included in the Company's condensed consolidated financial statements.
Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

a seed investment to launch the fund which was made during the first quarter of 2012, adjusted for the Company’s proportionate share of the fund’s earnings. As of September 30, 2014, the fair value of the Company's equity interest in GRP-TE was approximately $107,000. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (“GRP-CIP”), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of September 30, 2014, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
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
Cohen & Steers Real Assets Fund, Inc. ("RAP"), which was launched by the Company in January 2012, is an open-end mutual fund for which the Company is the investment adviser. The Company had a controlling financial interest in RAP through July 31, 2013 and therefore, the underlying assets and liabilities and results of operations of RAP had been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. During the period of August 1, 2013 through September 30, 2014, as a result of additional third-party subscriptions into the fund, the Company no longer held a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, the Company recorded its investment in RAP using the equity method of accounting. Effective September 30, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer has significant influence over RAP. Accordingly, the Company records its investment in RAP as investments, available-for-sale.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the fair value of securities owned and equity method investments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Securities Owned	Equity Method Investments	Securities Owned	Equity Method Investments
ACOM	$8,600	$—	$7,300	$—
CDF	9,600	—	—	—
GRP-CIP	2,416	—	2,740	—
GRP-TE	—	107	—	116
MLO	38,760	—	5,125	—
Offshore Fund	—	—	—	412
Onshore Fund	—	—	503	—
RAP (1)	—	—	—	24,196
Total	$59,376	$107	$15,668	$24,724
_________________________
(1)    Effective September 30, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer has significant influence, therefore, the investment in RAP was reclassified to investments, available-for-sale.
Gain (loss) from trading securities—net for the three and nine months ended September 30, 2014 and 2013, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
ACOM	$(1,321)	$123	$(505)	$(503)
CDF	(1,450)	—	(1,404)	—
GRP-CIP	5	287	168	264
MLO	76	—	2,772	—
Onshore Fund	—	(104)	24	417
RAP	—	2,077	—	(7,134)
Total (loss) gain from trading securities—net	$(2,690)	$2,383	$1,055	$(6,956)

Equity in earnings (losses) of affiliates for the three and nine months ended September 30, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GRP-TE	$—	$7	$20	$7
Offshore Fund	9	5	20	114
RAP (1)	(1,580)	301	753	301
Total equity in (losses) earnings of affiliates	$(1,571)	$313	$793	$422
_________________________
(1)    Effective September 30, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer has significant influence, therefore, the investment in RAP was reclassified to investments, available-for-sale.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-sale
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments, available-for-sale as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,017	$45	$(4)	$1,058
Common stocks	5,230	779	(163)	5,846
Company-sponsored mutual funds	14,910	—	—	14,910
Total investments, available-for-sale	$21,157	$824	$(167)	$21,814
_________________________
(1)    At September 30, 2014, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$4,142	$183	$(40)	$4,285
Common stocks	5,400	698	(132)	5,966
Company-sponsored mutual funds	197	1	—	198
Total investments, available-for-sale	$9,739	$882	$(172)	$10,449
_________________________
(1)    At December 31, 2013, there were no securities with unrealized losses continuously for a period of more than 12 months.
The aggregate fair value of available-for-sale securities in an unrealized loss position was approximately $2,481,000 and $1,785,000 at September 30, 2014 and December 31, 2013, respectively.
Unrealized losses on investments, available-for-sale as of September 30, 2014 were generally caused by market conditions. When evaluating whether an unrealized loss on an investment, available-for-sale is other than temporary, the Company reviews such factors as the extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of September 30, 2014, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from investments, available-for-sale for the three and nine months ended September 30, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$2,713	$3,570	$11,011	$21,326
Gross realized gains	775	283	2,024	1,846
Gross realized losses	(15)	(103)	(136)	(338)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the nine months ended September 30, 2014.
The following table presents fair value measurements as of September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$60,427	$—	$—	$60,427
Securities owned
Common stocks	$38,760	$—	$—	$38,760
Fixed income securities	—	18,200	—	18,200
Limited partnership interests	—	—	2,416	2,416
Total securities owned	$38,760	$18,200	$2,416	$59,376
Equity method investments	$—	$—	$107	$107
Investments, available-for-sale
Preferred securities	$1,058	$—	$—	$1,058
Common stocks	5,846	—	—	5,846
Company-sponsored mutual funds	14,910	—	—	14,910
Total investments, available-for-sale	$21,814	$—	$—	$21,814
Derivatives - assets
Foreign exchange contracts	$—	$1,165	$—	$1,165
Commodity contracts	436	—	—	436
Total derivatives - assets	$436	$1,165	$—	$1,601
Derivatives - liabilities
Commodity contracts	$1,816	$—	$—	$1,816
Total derivatives - liabilities	$1,816	$—	$—	$1,816
_________________________
(1)    Comprised of investments in money market funds.
Securities owned classified as level 2 in the above table were primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Securities owned classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in non-registered real estate funds which are valued based on the net asset values of the underlying funds and private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.
Equity method investments classified as level 3 in the above table represent the carrying amount of the Company's partnership interest in GRP-TE, which approximates its fair value based on the fund's net asset value. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of September 30, 2014, the Company did not have the ability to redeem its investment in GRP-TE.
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
Securities owned classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparable public companies. The limited partnership interests represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in non-registered real estate funds which are valued based on the net asset values of the underlying funds and private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model. The methodology used to value the investments held by GRP-CIP was changed during the year ended December 31, 2013 as the transaction cost was no longer a reasonable approximation of value due to the passage of time.

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
Investments, available-for-sale classified as level 3 in the above table were comprised of an auction rate preferred security of a closed-end fund which was measured at fair value using a a third-party pricing service which utilized a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviewed the fair value provided by the pricing service and confirmed its understanding of the methodology utilized.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Securities Owned		Equity Method Investments	Investments, available-for-sale	Securities Owned		Equity Method Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at beginning of period	$—	$2,378	$105	$—	$503	$2,740	$528	$3,325
Purchases / contributions	—	151	2	—	—	456	11	—
Sales / distributions	—	—	—	—	(527)	(721)	(463)	(4,000)
Realized gains (losses)	—	—	—	—	24	64	—	675
Unrealized gains (losses) (1)	—	(113)	—	—	—	(123)	31	—
Transfers into (out of) level 3	—	—	—	—	—	—	—	—
Balance at end of period	$—	$2,416	$107	$—	$—	$2,416	$107	$—

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at September 30, 2014.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Securities Owned		Equity Method Investments	Investments, available-for-sale	Securities Owned		Equity Method Investments	Investments, available-for-sale
	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at beginning of period	$413	$2,210	$96	$3,092	$1,168	$2,142	$89	$3,080
Purchases / contributions	—	115	3	—	—	318	10	—
Sales / distributions	—	(28)	(7,066)	—	(419)	(141)	(7,066)	—
Realized gains (losses)	—	11	—	—	(211)	11	—	—
Unrealized gains (losses) (1)	11	275	12	262	(114)	253	12	274
Transfers into (out of) level 3	—	—	7,436	—	—	—	7,436	—
Balance at end of period	$424	$2,583	$481	$3,354	$424	$2,583	$481	$3,354

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at September 30, 2013.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of September 30, 2014 were:

	Fair Value	Fair Value	Significant
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,514	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9% - 15% 8% - 8.5% $15.00 - 18.50 psf
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
Changes in the significant unobservable inputs in the tables above may result in a materially higher or lower fair value measurement. The disclosure in the above tables excludes the Company's ownership interests in limited partnership vehicles which are valued based on the net asset values of the underlying funds. The disclosure in the above table as of December 31, 2013 also excludes auction rate preferred securities for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on unadjusted quotations provided by a third-party pricing service.

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at September 30, 2014 (in thousands):

	September 30, 2014
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$17,090	$1,165	$—	$—
Total commodity contracts	9,500	436	23,838	1,816
Total derivatives	$26,590	$1,601	$23,838	$1,816
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $1,389,000 and $2,110,000 as of September 30, 2014 and December 31, 2013, respectively, was held as collateral for futures contracts. Securities included in securities owned in the condensed consolidated statement of financial condition of approximately $9,454,000 and $7,300,000 as of September 30, 2014 and December 31, 2013, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three and nine months ended September 30, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity contracts	$—	$—	$—	$(584)
Foreign exchange contracts	1,275	(105)	767	1,224
Commodity contracts	(2,221)	1,087	(1,871)	(2,753)
Credit contracts	—	—	—	(21)
Total derivatives	$(946)	$982	$(1,104)	$(2,134)

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
No anti-dilutive common stock equivalents were excluded from the computation for the three and nine months ended September 30, 2014 and 2013.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,037	$19,817	$60,561	$43,827
Less: Net loss (income) attributable to redeemable noncontrolling interest	147	(1,534)	(749)	4,879
Net income attributable to common stockholders	$18,184	$18,283	$59,812	$48,706
Basic weighted average shares outstanding	44,839	44,317	44,766	44,254
Dilutive potential shares from restricted stock units	850	789	802	743
Diluted weighted average shares outstanding	45,689	45,106	45,568	44,997
Basic earnings per share attributable to common stockholders	$0.41	$0.41	$1.34	$1.10
Diluted earnings per share attributable to common stockholders	$0.40	$0.41	$1.31	$1.08

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8. Income Taxes
The provision for income taxes for the nine months ended September 30, 2014 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36%. The effective tax rate for the three months ended September 30, 2014 was approximately 37.1%, which reflects the cumulative effect to adjust the estimated tax rate to 36% for the full year 2014. The effective tax rate for the nine months ended September 30, 2013 was approximately 37.5%, which included discrete items, the most significant of which was attributable to the launch costs of MIE during the first quarter of 2013. Excluding the discrete items, the effective tax rate for the nine months ended September 30, 2013 was approximately 38%. The effective tax rate for the three months ended September 30, 2013 was approximately 38%. The Company expects the tax rate for the full year 2014 to approximate 36%, excluding discrete items.
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

9. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of September 30, 2014, CSS had net capital of approximately $1,846,000, which exceeded its requirements by approximately $1,666,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
Certain of the non-U.S. subsidiaries of the Company (collectively, the “Foreign Regulated Entities”) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority. As of September 30, 2014, the Foreign Regulated Entities had aggregate regulatory capital of approximately $52,296,000, which exceeded requirements by approximately $50,588,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment advisory and administration fees	$54,789	$48,264	$155,201	$141,792
Distribution and service fees	3,738	3,627	10,952	10,802
	$58,527	$51,891	$166,153	$152,594

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Sales proceeds, gross realized gains, gross realized losses and dividend income from investments, available-for-sale in Company-sponsored mutual funds for the three and nine months ended September 30, 2014 and 2013 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$—	$102	$192	$10,715
Gross realized gains	—	2	—	615
Gross realized losses	—	—	(3)	—
Dividend income	—	—	—	—
The Company has agreements with certain affiliated open-end and closed-end mutual funds to reimburse certain fund expenses. For the three months ended September 30, 2014 and 2013, expenses of approximately $2,042,000 and $2,629,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2014 and 2013, expenses of approximately $6,581,000 and $7,353,000, respectively, were incurred.
Included in accounts receivable at September 30, 2014 and December 31, 2013 are receivables due from Company-sponsored mutual funds of approximately $19,232,000 and $18,026,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of September 30, 2014, the Company has funded approximately $3.0 million with respect to this commitment. The actual timing of the funding of this commitment is currently unknown, as the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. This unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of September 30, 2014.

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
On November 4, 2014, CNS declared quarterly and special cash dividends on its common stock in the amount of $0.22 and $1.00 per share, respectively. These dividends will be payable on December 19, 2014 to stockholders of record at the close of business on November 28, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014 and September 30, 2013. Such information should be read in conjunction with our condensed consolidated financial statements along with the notes to the condensed consolidated financial statements included herein. The condensed consolidated financial statements of the Company, included herein, are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Institutional Accounts
Assets under management, beginning of period	$25,728	$24,538	$22,926	$24,850
Inflows	893	91	1,700	614
Outflows	(1,962)	(1,395)	(3,510)	(3,351)
Net outflows	(1,069)	(1,304)	(1,810)	(2,737)
Market (depreciation) appreciation	(831)	57	2,712	1,178
Transfers *	113	—	113	—
Total (decrease) increase	(1,787)	(1,247)	1,015	(1,559)
Assets under management, end of period	$23,941	$23,291	$23,941	$23,291
Average assets under management for period	$24,944	$23,729	$24,608	$25,061

Open-end Mutual Funds
Assets under management, beginning of period	$16,629	$14,442	$14,016	$12,962
Inflows	1,542	1,121	4,529	4,418
Outflows	(1,439)	(1,167)	(3,807)	(3,446)
Net inflows (outflows)	103	(46)	722	972
Market (depreciation) appreciation	(503)	(134)	1,491	328
Transfers *	(113)	—	(113)	—
Total (decrease) increase	(513)	(180)	2,100	1,300
Assets under management, end of period	$16,116	$14,262	$16,116	$14,262
Average assets under management for period	$16,768	$14,385	$15,797	$14,397

Closed-end Mutual Funds
Assets under management, beginning of period	$9,928	$8,843	$8,965	$7,985
Inflows	—	—	—	739
Outflows	—	—	—	—
Net inflows	—	—	—	739
Market (depreciation) appreciation	(290)	(60)	673	59
Total (decrease) increase	(290)	(60)	673	798
Assets under management, end of period	$9,638	$8,783	$9,638	$8,783
Average assets under management for period	$9,922	$8,864	$9,630	$8,723

Total
Assets under management, beginning of period	$52,285	$47,823	$45,907	$45,797
Inflows	2,435	1,212	6,229	5,771
Outflows	(3,401)	(2,562)	(7,317)	(6,797)
Net outflows	(966)	(1,350)	(1,088)	(1,026)
Market (depreciation) appreciation	(1,624)	(137)	4,876	1,565
Total (decrease) increase	(2,590)	(1,487)	3,788	539
Assets under management, end of period	$49,695	$46,336	$49,695	$46,336
Average assets under management for period	$51,634	$46,978	$50,035	$48,181
_________________________
* Represents transfer of assets under management not related to subscriptions, redemptions or market appreciation (depreciation).

Assets under management were $49.7 billion at September 30, 2014, an increase of 7% from $46.3 billion at September 30, 2013. The increase was due to market appreciation of $5.4 billion, including $3.1 billion from U.S. real estate, $706 million from global/international real estate and $684 million from global listed infrastructure, partially offset by net outflows of $2.0 billion, including net outflows of $2.5 billion from large cap value and $659 million from global/international real estate, partially offset by net inflows of $556 million into preferred securities and $458 million into global listed infrastructure for the twelve months ended September 30, 2014.
Average assets under management was $51.6 billion for the three months ended September 30, 2014, an increase of 10% from $47.0 billion for the three months ended September 30, 2013. Average assets under management was $50.0 billion for the nine months ended September 30, 2014, an increase of 4% from $48.2 billion for the nine months ended September 30, 2013.
Institutional accounts
Institutional accounts assets under management were $23.9 billion at September 30, 2014, an increase of 3% from $23.3 billion at September 30, 2013. The increase in assets under management was due to market appreciation of $3.0 billion, including $1.7 billion from U.S. real estate, $603 million from global/international real estate and $448 million from large cap value, partially offset by net outflows of $2.5 billion, including $2.5 billion from large cap value and $522 million from global/international real estate, partially offset by net inflows of $317 million into commodities and $294 million into global listed infrastructure for the twelve months ended September 30, 2014.
Average assets under management for institutional accounts was $24.9 billion for the three months ended September 30, 2014, an increase of 5% from $23.7 billion for the three months ended September 30, 2013. Average assets under management was $24.6 billion for the nine months ended September 30, 2014, a decrease of 2% from $25.1 billion for the nine months ended September 30, 2013.
Net outflows from institutional accounts were $1.1 billion for the three months ended September 30, 2014, compared with $1.3 billion for the three months ended September 30, 2013. Gross inflows were $893 million for the three months ended September 30, 2014, compared with $91 million for the three months ended September 30, 2013. Gross outflows totaled $2.0 billion for the three months ended September 30, 2014, compared with $1.4 billion for the three months ended September 30, 2013. Market depreciation was $831 million for the three months ended September 30, 2014, compared with market appreciation of $57 million for the three months ended September 30, 2013.
Net outflows from institutional accounts were $1.8 billion for the nine months ended September 30, 2014, compared with $2.7 billion for the nine months ended September 30, 2013. Gross inflows were $1.7 billion for the nine months ended September 30, 2014, compared with $614 million for the nine months ended September 30, 2013. Gross outflows totaled $3.5 billion for the nine months ended September 30, 2014, compared with $3.4 billion for the nine months ended September 30, 2013. Market appreciation was $2.7 billion for the nine months ended September 30, 2014, compared with $1.2 billion for the nine months ended September 30, 2013.
Open-end mutual funds
Open-end mutual funds assets under management were $16.1 billion at September 30, 2014, an increase of 13% from $14.3 billion at September 30, 2013. The increase in assets under management was due to market appreciation of $1.5 billion, including $1.1 billion from U.S. real estate and $198 million from preferred securities, and net inflows of $452 million, including $452 million into preferred securities, $123 million into multi-strategy real assets and $122 million into global listed infrastructure, partially offset by net outflows of $137 million from global/international real estate for the twelve months ended September 30, 2014.
Average assets under management for open-end mutual funds was $16.8 billion for the three months ended September 30, 2014, an increase of 17% from $14.4 billion for the three months ended September 30, 2013. Average assets under management was $15.8 billion for the nine months ended September 30, 2014, an increase of 10% from $14.4 billion for the nine months ended September 30, 2013.
Net inflows for open-end mutual funds were $103 million for the three months ended September 30, 2014, compared with net outflows of $46 million for the three months ended September 30, 2013. Gross inflows were $1.5 billion for the three months ended September 30, 2014, compared with $1.1 billion for the three months ended September 30, 2013. Gross outflows totaled $1.4 billion for the three months ended September 30, 2014, compared with $1.2 billion for the three months ended September 30, 2013. Market depreciation was $503 million for the three months ended September 30, 2014, compared with $134 million for the three months ended September 30, 2013.
Net inflows for open-end mutual funds were $722 million for the nine months ended September 30, 2014, compared with $972 million for the nine months ended September 30, 2013. Gross inflows were $4.5 billion for the nine months ended September 30, 2014, compared with $4.4 billion for the nine months ended September 30, 2013. Gross outflows totaled $3.8 billion for the nine months ended September 30, 2014, compared with $3.4 billion for the nine months ended September 30, 2013. Market appreciation was $1.5 billion for the nine months ended September 30, 2014, compared with $328 million for the nine months ended September 30, 2013.
Closed-end mutual funds
Closed-end mutual funds assets under management were $9.6 billion at September 30, 2014, an increase of 10% from $8.8 billion at September 30, 2013. The increase in assets under management was primarily due to market appreciation of $829 million for the twelve months ended September 30, 2014.
Average assets under management for closed-end mutual funds was $9.9 billion for the three months ended September 30, 2014, an increase of 12% from $8.9 billion for the three months ended September 30, 2013. Average assets under management was $9.6 billion for the nine months ended September 30, 2014, an increase of 10% from $8.7 billion for the nine months ended September 30, 2013, primarily due to market appreciation.
Market depreciation was $290 million for the three months ended September 30, 2014, compared with $60 million for the three months ended September 30, 2013.
Market appreciation was $673 million for the nine months ended September 30, 2014, compared with $59 million for the nine months ended September 30, 2013.

Results of Operations
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

	Three Months Ended September 30,
(in thousands)	2014	2013
Results of operations
Total revenue	$80,845	$74,026
Total expenses	(48,518)	(46,307)
Total non-operating (loss) income (1)	(3,557)	3,303
Income before provision for income taxes (1)	$28,770	$31,022

(1) Includes net loss of $147 and net income of $1,534 attributable to redeemable noncontrolling interest for the three months ended September 30, 2014 and 2013, respectively.

Revenue
Total revenue increased 9% to $80.8 million for the three months ended September 30, 2014 from $74.0 million for the three months ended September 30, 2013. This increase was primarily attributable to higher investment advisory and administration fees of approximately $7.5 million, resulting from higher average assets under management, partially offset by lower portfolio consulting and other revenue of approximately $798,000, primarily attributable to lower average assets under advisement from model-based strategies.
For the three months ended September 30, 2014, total investment advisory and administration revenue from institutional accounts increased 4% to $20.5 million from $19.7 million for the three months ended September 30, 2013, primarily due to higher average assets under management.
For the three months ended September 30, 2014, total investment advisory and administration revenue from open-end mutual funds increased 15% to $33.4 million from $28.9 million for the three months ended September 30, 2013, primarily attributable to higher average assets under management.

For the three months ended September 30, 2014, total investment advisory and administration revenue from closed-end mutual funds increased 12% to $21.3 million from $19.1 million for the three months ended September 30, 2013, primarily due to higher average assets under management.
For the three months ended September 30, 2014, total portfolio consulting and other revenue decreased 30% to $1.9 million from $2.7 million for the three months ended September 30, 2013, primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 5% to $48.5 million for the three months ended September 30, 2014 from $46.3 million for the three months ended September 30, 2013, due to increases of $2.6 million in employee compensation and benefits and $686,000 in distribution and service fees, partially offset by decreases of $388,000 in amortization, deferred commissions, $375,000 in general and administrative and $333,000 in depreciation and amortization expenses.
Employee compensation and benefits increased 11% to $26.7 million for the three months ended September 30, 2014 from $24.1 million for the three months ended September 30, 2013, primarily due to increases in incentive compensation of approximately $1.2 million, amortization of restricted stock units of approximately $1.1 million and salaries of approximately $650,000.
Distribution and service fee expenses increased 8% to $9.0 million for the three months ended September 30, 2014 from $8.4 million for the three months ended September 30, 2013. The increase was primarily due to an increase in average assets under management in open-end mutual funds.
General and administrative expenses decreased 3% to $11.3 million for the three months ended September 30, 2014 from $11.7 million for the three months ended September 30, 2013. The decrease was primarily due to lower professional fees of approximately $768,000, partially offset by higher travel and entertainment expenses of approximately $253,000.
Non-operating Income
Non-operating loss, excluding net loss attributable to redeemable noncontrolling interest of $147,000, was $3.4 million for the three months ended September 30, 2014, compared with non-operating income, excluding net income attributable to redeemable noncontrolling interest of $1.5 million, of $1.8 million for the three months ended September 30, 2013. The decrease in non-operating income net of amounts attributable to redeemable noncontrolling interest was primarily due to lower earnings from seed investments.
Income Taxes
Income tax expense was $10.7 million for the three months ended September 30, 2014, compared with $11.2 million for the three months ended September 30, 2013. The provision for income taxes for the three months ended September 30, 2014 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.1%, which included the cumulative effect to adjust our estimated tax rate to 36% for the full year 2014. The effective tax rate for the three months ended September 30, 2013 was approximately 38%. We expect our tax rate for the full year 2014 to approximate 36%, excluding discrete items.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
(in thousands)	2014	2013
Results of operations
Total revenue	$232,092	$224,281
Total expenses	(142,501)	(147,295)
Total non-operating income (loss) (1)	4,614	(3,949)
Income before provision for income taxes (1)	$94,205	$73,037

(1) Includes net income of $749 and net loss of $4,879 attributable to redeemable noncontrolling interest for the nine months ended September 30, 2014 and 2013, respectively.

Revenue
Total revenue increased 3% to $232.1 million for the nine months ended September 30, 2014 from $224.3 million for the nine months ended September 30, 2013. This increase was primarily attributable to higher investment advisory and administration fees of approximately $12.2 million, resulting from higher average assets under management, partially offset by lower portfolio consulting and other revenue of approximately $4.6 million, attributable to lower average assets under advisement from model-based strategies.
For the nine months ended September 30, 2014, total investment advisory and administration revenue from institutional accounts decreased 3% to $60.7 million from $62.3 million for the nine months ended September 30, 2013, primarily due to lower average assets under management.
For the nine months ended September 30, 2014, total investment advisory and administration revenue from open-end mutual funds increased 9% to $93.6 million from $85.8 million for the nine months ended September 30, 2013, primarily due to higher average assets under management.
For the nine months ended September 30, 2014, total investment advisory and administration revenue from closed-end mutual funds increased 11% to $61.4 million from $55.3 million for the nine months ended September 30, 2013, primarily due to higher average assets under management.
For the nine months ended September 30, 2014, total portfolio consulting and other revenue decreased 46% to $5.5 million from $10.0 million for the nine months ended September 30, 2013, primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses decreased 3% to $142.5 million for the nine months ended September 30, 2014 from $147.3 million for the nine months ended September 30, 2013, primarily due to decreases of $6.5 million in distribution and service fees, $974,000 in amortization, deferred commissions and $913,000 in general and administrative expenses, partially offset by an increase of $4.3 million in employee compensation and benefits.
Distribution and service fee expenses decreased 20% to $26.6 million for the nine months ended September 30, 2014 from $33.1 million for the nine months ended September 30, 2013. The change, after excluding additional expenses of $7.2 million associated with the launch of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. ("MIE"), was primarily due to an increase in average assets under management in open-end mutual funds.
General and administrative expenses decreased 3% to $34.5 million for the nine months ended September 30, 2014 from $35.4 million for the nine months ended September 30, 2013. The decrease was primarily due to lower professional fees of approximately $1.2 million.
Employee compensation and benefits increased 6% to $76.6 million for the nine months ended September 30, 2014 from $72.3 million for the nine months ended September 30, 2013, primarily due to higher amortization of restricted stock units of approximately $3.0 million, higher incentive compensation of approximately $2.1 million and higher salaries of approximately $1.4 million, partially offset by lower severance of approximately $2.3 million and a decrease in commission-based compensation of approximately $520,000.
Non-operating Income
Non-operating income, excluding net income attributable to redeemable noncontrolling interest of $749,000, was $3.9 million for the nine months ended September 30, 2014, compared with non-operating income of $930,000, excluding net loss attributable to redeemable noncontrolling interest of $4.9 million, for the nine months ended September 30, 2013. The increase in non-operating income net of amounts attributable to redeemable noncontrolling interest was primarily due to higher earnings from seed investments.
Income Taxes
Income tax expense was $33.6 million for the nine months ended September 30, 2014, compared with $29.2 million for the nine months ended September 30, 2013. The provision for income taxes for the nine months ended September 30, 2014 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36%. The effective tax rate for the nine months ended September 30, 2013 was approximately 37.5%, which included discrete items, the most significant of which was attributable to the launch costs of MIE. Excluding the discrete items, the effective tax rate for the nine months ended September 30, 2013 was approximately 38%. We expect our tax rate for the full year 2014 to approximate 36%, excluding discrete items.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, securities owned, equity method investments, investments, available-for-sale and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, investments, available-for-sale and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification (the “Codification”) Topic 820, Fair Value Measurement (“ASC 820”), were 64% and 73% of total assets as of September 30, 2014 and December 31, 2013, respectively.
Cash and cash equivalents increased by $10.6 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2014. Net cash provided by operating activities was $18.9 million for the nine months ended September 30, 2014. Net cash provided by investing activities was $10.9 million, which included proceeds from sales of investments, available-for-sale in the amount of $11.0 million and proceeds from redemption of equity method investments of $10.9 million, partially offset by purchases of investments, available-for-sale in the amount of $6.1 million and purchases of property and equipment in the amount of $4.9 million. Net cash of $19.3 million was used in financing activities, primarily for dividends to stockholders of $29.6 million, repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $11.7 million and distributions to redeemable noncontrolling interest of $5.0 million, partially offset by contributions from redeemable noncontrolling interest of $24.0 million and excess tax benefits associated with the delivery of restricted stock units of $2.5 million.
Cash and cash equivalents increased by $47.9 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2013. Net cash provided by operating activities was $41.1 million for the nine months ended September 30, 2013. Net cash provided by investing activities was $15.5 million, which included proceeds from sales of investments, available-for-sale in the amount of $20.2 million and proceeds from redemption of equity method investments of $7.7 million, partially offset by purchases of investments, available-for-sale in the amount of $8.2 million and purchases of property and equipment in the amount of $4.3 million. Net cash of $8.7 million was used in financing activities, primarily for dividends to stockholders of $26.6 million, distributions to redeemable noncontrolling interest of $14.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $8.0 million, partially offset by contributions from redeemable noncontrolling interest of $37.7 million and excess tax benefits associated with the delivery of restricted stock units of $2.0 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (“SEC”). At September 30, 2014, we exceeded our minimum regulatory capital requirements by approximately $1.7 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Certain of our non-U.S. subsidiaries are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority. At September 30, 2014, our regulated non-U.S. subsidiaries exceeded their aggregate minimum regulatory requirements by approximately $50.6 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $78.2 million held by our foreign subsidiaries as of September 30, 2014. It is our current intention to permanently reinvest funds held by our foreign subsidiaries outside of the U.S. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. ("GRP-TE"). As of September 30, 2014, we have funded approximately $3.0 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and will be invested for up to 12 years through the life of the fund. The actual timing of the funding of this commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of September 30, 2014.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our non-cancelable operating lease agreements for office space. There were no material capital lease obligations as of September 30, 2014. The following summarizes our contractual obligations as of September 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	2019 and after	Total
Operating leases	$2,387	$9,516	$9,269	$8,732	$8,447	$47,321	$85,672
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in our critical accounting policies during the three months ended September 30, 2014.
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

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2014 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2014, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2014	55	(1)	$42.33	—	—
August 1 through August 31, 2014	2,073	(1)	$43.15	—	—
September 1 through September 30, 2014	145	(1)	$41.26	—	—
Total	2,273		$43.01	—	—
_________________________

(1)	Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the stock incentive plan.

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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	November 6, 2014	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 6, 2014	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer