Form 10-K
period 2014-12-31
COHEN & STEERS INC
filed 2015-02-27
CIK 1284812

_______________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $845 million. There is no non-voting common stock of the Registrant outstanding.
As of February 25, 2015, there were 45,387,321 shares of the Registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2015 annual meeting of stockholders scheduled to be held on May 7, 2015 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, Inc. (CNS), a Delaware corporation formed in 2004, together with its wholly-owned subsidiaries, is a leading global investment manager with a long history of innovation and a focus on real assets, including real estate, infrastructure and commodities, along with preferred securities and other income solutions. CNS and its subsidiaries are collectively referred to as the Company, we, us or our. Headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle, we serve institutional and individual investors around the world.
CNS was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers Asia Limited (CSAL), Cohen & Steers UK Limited (CSUK) and Cohen & Steers Japan, LLC.
Our revenue is derived primarily from investment advisory fees received from institutional accounts and investment advisory, administration, distribution and service fees received from open-end mutual funds and closed-end funds. These fees are based on contractually specified percentages of the value of the managed assets in each client's portfolio. Revenue fluctuates with changes in the total value of the portfolios and is recognized over the period that the assets are managed.
At December 31, 2014, we managed $53.1 billion in assets - $26.2 billion in institutional accounts, $17.1 billion in open-end mutual funds, and $9.8 billion in closed-end funds. The assets we manage increased 16% from $45.9 billion at December 31, 2013 as a result of market appreciation of $9.1 billion, offset by net outflows of $1.9 billion.
Account Types
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end funds.
Institutional Accounts
Institutional accounts for which we are the investment adviser represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in a manner tailored to the investment requirements of that client as set forth in such client's investment advisory agreement. Our investment advisory agreements with the institutional account clients are generally terminable at any time. For the years ended December 31, 2014, 2013 and 2012, investment advisory fees from our institutional accounts totaled approximately $81.9 million, $81.8 million and $88.6 million, respectively, and accounted for 28%, 30% and 36%, respectively, of investment advisory and administrative fee revenue.
Subadvisory assets, which represent vehicles sponsored by third-party asset managers, are included in our institutional account assets. Subadvisory assets represent accounts for which we have been appointed as a subadvisor by the investment adviser to that account. As subadvisor, we are responsible for managing the portfolio's investments, while the investment adviser oversees our performance as subadvisor.
Open-end Mutual Funds
The open-end mutual funds for which we are the investment adviser offer and issue new shares continuously as assets are invested and redeem shares when assets are withdrawn. The share price for purchases and redemptions of each of the open-end mutual funds is determined by each fund's net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund's assets less liabilities, divided by the fund's total shares outstanding.
Investment advisory fees for the open-end mutual funds vary based on each fund's investment strategy, fees charged by other comparable mutual funds and the market in which the mutual fund is offered. In addition, we receive a separate fee for providing administrative services to each open-end mutual fund at a rate that is designed to reimburse us for the cost of providing these services. Each of the open-end mutual funds pays us a monthly investment advisory and administration fee based on a percentage of the value of the fund's average assets under management. For the years ended December 31, 2014, 2013 and 2012, investment advisory and administrative fees from our open-end mutual funds totaled approximately $127.4 million, $114.7 million and $96.3 million, respectively, and accounted for 44%, 42% and 39%, respectively, of investment advisory and administrative fee revenue.

Our investment advisory and administration agreements with the open-end mutual funds are generally terminable upon a vote of a majority of the fund's Board of Directors on 60 days' notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval, after the first two years, by a majority of the directors of the mutual fund's board who are not "interested persons," as defined by the Investment Company Act of 1940 (the “Investment Company Act”).
Closed-end Funds
The closed-end funds for which we are the investment adviser are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by the fund's shareholders. The trading price of the shares of a closed-end fund is determined by supply and demand in the marketplace, which means the shares may trade at a premium or discount to the net asset value of the fund.
Investment advisory fees for the closed-end funds vary based on each fund's investment strategy, fees charged by other comparable mutual funds and prevailing market conditions at the time each closed-end fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to eight of the nine closed-end funds at a rate that is designed to reimburse us for the cost of providing these services. For services under the investment advisory and administration agreements, the closed-end funds pay us a monthly fee based on a percentage of the value of the fund's average assets under management. For the years ended December 31, 2014, 2013 and 2012, investment advisory and administrative fees from our closed-end funds totaled approximately $82.5 million, $74.6 million and $59.7 million, respectively, and accounted for 28%, 28% and 24%, respectively, of investment advisory and administrative fee revenue.
Each of our investment advisory agreements with a closed-end fund is subject, following the initial two-year term, to annual approval by at least a majority of the independent directors of the fund's board. Our investment advisory and administration agreements with the closed-end funds are generally terminable upon a vote of a majority of the fund's Board of Directors on short notice.
Portfolio Consulting and Other Services
We maintain two proprietary indexes, Cohen & Steers Realty Majors Index (RMP) and Cohen & Steers Global Realty Majors Index (GRM). RMP is the basis for the iShares Cohen & Steers Realty Majors Index Fund sponsored by BlackRock Institutional Trust Company, N.A. GRM is the basis for Cohen & Steers Global Realty Majors ETF sponsored by ALPS Fund Services, Inc. and iShares Global Real Estate Index Fund (formerly, Claymore Global Real Estate ETF) sponsored by BlackRock Investments Canada Inc. (formerly, Claymore Investments, Inc.) We earn a licensing fee based on a percentage of the funds' assets for the use of our indexes, which assets, as of December 31, 2014, were approximately $3.6 billion. While we do collect a fee on these assets, they are not included in our reported assets under management.
We provide services in connection with model-based strategies (MBS) accounts. As portfolio consultant for a number of MBS accounts, we construct portfolios of securities that fulfill the investment objective of the mandate and supply portfolio models on a regular basis. As of December 31, 2014, we provided such advisory consulting services to MBS accounts with aggregate assets of $2.0 billion. While we do collect a fee on these assets, they are not included in our reported assets under management.
As portfolio consultant, we provide several services in connection with investment products such as unit investment trusts (UITs). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the UIT (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfy the investment objective of the UIT. We also provide ongoing portfolio monitoring services related to the portfolio. Finally, we provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2014, we provided such advisory consulting services to UITs with aggregate assets of $902 million. While we do collect a fee on these assets, they are not included in our reported assets under management.
Our fee schedules for these relationships vary based on the type of services we provide for each relationship.
Our Investment Process
Each of our investment strategies has an investment process that is executed by specialist teams, each of which is led by a portfolio manager, or a team of portfolio managers, supported by dedicated analysts. These personnel are located in our New York, Seattle, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and each has a unique and well defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements. These teams are subject to multiple levels of oversight and support from our President and Chief Investment Officer, Joseph Harvey, our Investment Risk Committee and our Legal and Compliance

department. Certain of our strategies may involve multiple asset classes and are overseen by investment committees led by senior portfolio managers of our specialist teams.
We offer the following strategies:
Real Assets invests in a diversified portfolio of companies and securities that own or are backed by tangible real assets, including real estate securities, global listed infrastructure, commodities and natural resource equities, with the objective of achieving attractive total returns over the long term, while providing diversification and maximizing the potential for real returns in periods of rising inflation.
Real Estate Securities provides access to listed property markets around the world, drawing on the expertise of our integrated global real estate securities investment team.
Global Real Estate Securities invests in a diversified portfolio of common stocks and other securities issued by U.S. and non-U.S. real estate companies, including real estate investment trusts (REITs) and similar REIT-like entities located in developed markets with opportunistic allocations to emerging markets. The investment objective is total return.
Global Realty Focus invests in a concentrated portfolio of common stocks and other securities issued by U.S. and non-U.S. real estate companies, including REIT and similar REIT-like entities designed for investors with higher risk tolerance seeking enhanced returns with higher tracking error.
U.S. Realty Total Return invests in a diversified portfolio of common stocks and other securities issued by U.S. real estate companies, including REIT and similar REIT-like entities. The investment objective is total return.
U.S. Realty Focus invests in a concentrated portfolio of common stocks and other securities issued by U.S. real estate companies, including REIT and similar REIT-like entities designed for investors with higher risk tolerance seeking enhanced returns with higher tracking error.
Global ex-U.S. Real Estate Securities invests in a diversified portfolio of common stocks and other equity securities issued by real estate companies outside of the U.S., including REIT and similar REIT-like entities located in developed markets with opportunistic allocations to emerging markets. The investment objective is total return.
European Real Estate Securities invests in a diversified portfolio of common stocks and other securities issued by real estate companies in Continental Europe and the U.K. The investment objective is total return.
Global Listed Infrastructure invests in a diversified portfolio of U.S. and non-U.S. securities issued by infrastructure companies such as utilities, pipelines, toll roads, airports, railroads, marine ports and telecommunications companies located in developed markets with opportunistic allocations to emerging markets. The investment objective is total return.
MLPs and Midstream Energy invests in a diversified portfolio of energy-related master limited partnerships (MLPs) and securities of companies that derive revenues or operating income from the exploration, production, gathering, transportation, processing, storage, refining, distribution or marketing of natural gas, crude oil and other energy. The investment objective is total return.
Commodities invests in a diversified portfolio of exchange-traded commodity future contracts and other commodity-related financial derivative instruments and takes a fundamental, research-driven approach to commodities management, while seeking alpha through active trade implementation, including the ability to short a portion of the portfolio. The investment objective is total return.
Preferred Securities invests in a diversified portfolio of preferred and debt securities issued by U.S. and non-U.S. banks, insurance companies, REITs and other diversified financial institutions as well as utility, energy, pipeline and telecommunications companies. The investment objective is current income with total return as a secondary objective.
Large Cap Value invests in a diversified portfolio of dividend-paying common stocks and preferred stocks issued by U.S. large capitalization companies that appear to be undervalued but have good prospects for capital appreciation and dividend growth. The investment objective is total return.
In addition, we offer variations on these strategies that may combine multiple strategies in a single portfolio. Individual portfolios may be customized to adhere to client-specific guidelines, benchmarks or risk profiles. Certain portfolios may employ leverage.

Our Distribution Network
Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisers and institutional investors. The open-end mutual funds for which we are the investment adviser are available for purchase with and without commissions through full service and discount broker/dealers and the significant networks serving financial advisers. We provide advisory and administration services to our open-end mutual funds and closed-end funds under the Cohen & Steers brand name.
Our institutional account relationships include institutions such as corporate and public pensions, endowments and foundations and insurance funds. As of December 31, 2014, approximately $18.9 billion of our institutional account assets were subadvisory assets managed for investment managers of several mutual funds and variable annuity funds. These funds are sponsored by other financial institutions and are distributed in the United States, Canada, Europe, Australia and Japan.
Geographic Information
The table below presents revenue by client domicile for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$256,137	$238,591	$204,872
Non - U.S.
Japan	40,179	42,603	53,356
Other	17,618	16,519	15,325
Total	$313,934	$297,713	$273,553
Competition
We compete with a large number of global and U.S. investment advisers, commercial banks, broker/dealers, insurance companies and other financial institutions. With approximately $53.1 billion in assets under management as of December 31, 2014, we are considered a small to mid-sized global investment manager. Many competing firms are parts of larger financial services companies and attract business through numerous channels, including retail banking, investment banking and underwriting contacts, insurance agencies and broker/dealers.
We face various sources of competition in wealth management and institutional channels. Our direct competitors in wealth management are other mutual fund and exchange-traded-fund (ETF) sponsors, including large nationally recognized investment advisory firms that offer products for more or different asset classes than we do and smaller boutique firms that specialize in fewer or particular asset classes. We also compete against advisors who offer wealth management clients the ability to manage separate-account portfolios. In the institutional channel, we compete against a large pool of investment managers offering similar products and services, from boutique establishments to major commercial and investment banks.
Performance, price and brand are the principal factors of competition. Prospective clients and mutual fund shareholders will typically base their decisions to invest or continue to invest with us on our ability to generate returns in excess of a market index and the cost of doing so. In other words, we are judged on our performance and our fees relative to competitors. Individual mutual fund holders may also base their decision on the ability to access the mutual funds we manage through a particular distribution channel. For institutional accounts, clients are often advised by consultants, who may include other factors in their decisions for these clients.
We have seen increasing interest by institutional and individual investors in real assets, including real estate, infrastructure, natural resources and commodities, along with preferred securities and other income solutions. While this has attracted more assets into these classes, it has also increased competition from other managers that are competing for the same client base that we serve. Financial intermediaries that offer our products to their clients may also offer competing products. Many of our competitors have greater brand name recognition and more extensive client bases than we do, which could be to our disadvantage. In addition, our larger competitors have more resources and may have more leverage to expand their distribution channels and capture market share through ongoing business relationships and extensive marketing efforts. However, relative to our larger competitors, we may be able to grow our business at a faster rate from a relatively smaller asset base. In addition, we believe we are able to shift resources in response to changing market conditions more quickly than many larger investment advisory firms.

The open-end mutual funds for which we are the investment adviser face significant competition from other open-end mutual funds, ETFs and other public investment companies and private hedge funds. Advertising, sales promotions, the type and quality of services offered and investment performance influence competition for sale of open-end mutual funds.
Regulation
The Company is subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which we do business. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of engagement in certain activities, reputational harm and related client terminations, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker/dealer registrations, or other sanctions.
Investment Adviser Regulation
As U.S. registered investment advisers, our subsidiaries, CSCM, CSAL and CSUK are regulated by the Securities and Exchange Commission (the SEC) and are subject to the rules and regulations of the Investment Advisers Act of 1940 (the Advisers Act) and various state laws and regulations. The Advisers Act imposes numerous obligations on registered investment advisers, including recordkeeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Our subsidiaries that serve as investment adviser or subadviser to U.S. registered mutual funds are also subject to the Investment Company Act, which imposes additional governance, compliance, reporting and fiduciary obligations. We also manage or subadvise funds that are domiciled and regulated outside the U.S. and are subject to regulation by local securities regulators. CSCM and CSUK are regulated by the Luxembourg Commission de Surveillance de Secteur Financier in their capacity as investment manager of undertakings for collective investment in transferable securities domiciled in Luxembourg, which imposes its own obligations and restrictions similar in type to those we are subject to in the U.S.
Outside the U.S., our subsidiary CSUK provides investment management services in the United Kingdom. The activities of CSUK are regulated by the United Kingdom Financial Conduct Authority (the FCA) and subject to the Financial Services and Markets Act 2000 (the FSMA). Under the FSMA, CSUK is subject to certain liquidity and capital resources requirements, among other things. Such requirements may limit our ability to withdraw capital from CSUK.
In addition, CSUK must comply with certain European regulations, including the Markets in Financial Instruments Directive (MiFID), the Capital Requirements Directive and the Alternative Investment Fund Managers Directive (AIFMD). MiFID regulates the provision of investment services throughout the European Economic Area and the Capital Requirements Directive delineates regulatory capital requirements. AIFMD regulates the management, administration and marketing of alternative investment funds domiciled in or marketed within the European Union and establishes a regime for the cross-border marketing of those funds, which are activities our subsidiaries currently engage, or may seek to engage, in.
CSAL provides investment management services in the Hong Kong Special Administrative Region of the People’s Republic of China. The activities of CSAL are regulated by the Hong Kong Securities and Futures Commission (the SFC) and are subject to the Securities and Futures Ordinance (the SFO), which regulates, among other things, offers of investments to the public and the licensing of intermediaries. CSAL and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC from time to time.
Because of the global and integrated nature of our business, regulation applicable to an affiliate in one jurisdiction may affect the operation of affiliates in others or require compliance at a group level.
Securities and Commodities Regulation
Our trading and investment activities are subject to the regulations of securities exchanges around the world and the rules, regulations and regulators that supervise such exchanges, including the SEC. These regulations include those governing insider trading, market manipulation, trading requirements (e.g., volume limitations and reporting obligations) as well as market regulation policies.
CSCM is a registered commodity trading advisor (CTA) and a registered commodity pool operator (CPO) with the Commodities Futures Trading Commission (the CFTC) and is a member of the National Futures Association (the NFA), a futures industry self-regulatory organization, in such capacities. The CFTC and NFA each regulate futures contracts, swaps (as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act)), and various other financial instruments in which certain of the Company’s clients may invest.
Our subsidiary, CSS, is a registered broker/dealer subject to regulations of the SEC, the Financial Industry Regulatory Authority and other federal and state agencies. CSS is subject to regulations governing, among other things, sales practices, market making and trading among broker/dealers, use and safekeeping of clients' funds and securities, capital structure, and recordkeeping. CSS is also subject to the SEC’s net capital rule, which specifies minimum net capital levels for registered broker/dealers and is designed to enforce minimum standards regarding the general financial condition and liquidity of broker/dealers. Under certain circumstances, this rule may limit our ability to withdraw capital and receive dividends from CSS.
New and Pending Changes in Regulation
The European Commission (the EC) reviewed MiFID and produced MiFID II and the Markets in Financial Instruments Regulation (MiFIR), which were adopted by the European Parliament and the European Council. MiFID II and MiFIR entered into force on July 2, 2014, however, implementation of the final rules under MiFID II and MiFIR is not expected until January 2017. The final rules may result in changes to pre- and post-trade reporting obligations, administration of commissions and commission disclosure obligations and an expansion of the types of instruments subject to these requirements, as well as changes to a variety of other areas. The final rules may affect the buying and selling of derivatives by moving most derivatives trading onto regulated trading venues and may control the activities of algorithmic trading, conduct of business requirements and selling practices, intermediary inducements and client categorization.
For additional information on the impact of regulatory changes, see Item 1A. Risk Factors.
Employees
As of December 31, 2014, we had 263 full-time employees.
Available Information
We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our website at www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.
Item 1A. Risk Factors
Risks Related to Our Business
A significant portion of our revenue for 2014 was derived from a single institutional client.
At December 31, 2014, our largest institutional client, which holds accounts across numerous strategies and in subadvisory and model-based assignments and products, represented approximately 13% of our total revenue for 2014. Approximately 50% of the institutional account assets we managed and approximately 25% of the total assets we managed were derived from this client. In addition, approximately 15% of our assets under advisement was derived from this client. Loss of, or significant withdrawal from, any of these accounts would reduce our revenue.
A decline in the performance of real estate securities could have an adverse effect on the assets we manage and our revenue.
As of December 31, 2014, a majority of the assets we managed were concentrated in real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect any returns we realize. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. Income and real estate values may be adversely affected by, among other things, the cost of compliance with applicable laws, interest rates, the availability of financing, the creditworthiness of the tenants, and the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in economic or other conditions. If the underlying properties do not generate sufficient income to meet operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance of real estate securities could reduce the value of the assets we manage, reducing the fees we earn and our revenue.
Fluctuations in the underlying value of the assets we manage could adversely impact revenues and earnings.
Our investment advisory and management revenues are primarily comprised of fees based on a percentage of the value of assets under management and, in some cases, performance fees normally expressed as a percentage of the returns in excess of a benchmark. Numerous factors, including movements in equity, debt, commodity, real estate and alternative investment asset prices, interest rates or foreign exchange rates or the loss, or reduction in size of, client accounts could cause: (i) the value of our assets under management to decrease, (ii) the returns realized on assets under management to decrease, (iii) clients to withdraw funds in favor of products that they perceive offer greater opportunity or safety than our products, (iv)

clients to rebalance assets away from products that we manage into products that we may not manage, and (v) clients to rebalance assets away from products that earn higher fees into products with lower fees. The occurrence of any of these events could result in lower investment advisory, management, administration and performance fees and cause the Company’s revenues and earnings to decline.
Our clients and partners may withdraw or reduce the assets we manage or otherwise change the terms of our relationship which could have an adverse impact on our assets under management and revenue.
Our institutional clients, and firms with which we have strategic alliances, may terminate their relationship with us, reduce the aggregate amount of assets we manage, shift their funds to other types of accounts with different fee structures, or renegotiate the fees we charge them for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Certain investors in the mutual funds that we manage hold their shares indirectly through platforms sponsored by financial institutions that have the authority to make investment and asset allocation decisions on behalf of such shareholders. Any such decision may cause the fund to sell assets at a disadvantageous time or price which could negatively affect the value of our assets under management. In a declining market or conditions of poor relative or absolute performance, the pace of mutual fund redemptions and withdrawals and the loss of institutional and individual separate account clients could accelerate. The occurrence of any of these events could have a material adverse effect on assets under management and revenue.
Increased competition from investment managers that charge lower fees may force us to reduce the fees we charge for our services which could have a negative impact on our revenues.
Increased competition from investment managers, including passive investment managers, that offer products and services at lower fees has resulted in downward pressure on fees in certain segments of the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay our fees. In the event our competitors charge lower fees for substantially similar products and services, we may be forced to reduce our fees in order to attract and retain clients, which could have a negative impact on our revenues.
Our growth may be constrained by the size and number of real estate securities issuers, as well as real estate investment trust ownership restrictions.
Investments in real estate securities continue to play an important role in our overall business strategy. Our ability to continue to increase our ownership of real estate securities depends in part on growth in the size and number of issuers in the real estate securities market, particularly in the U.S. Our ability to increase our ownership is also constrained by REIT ownership limits which limit ownership of a REIT’s outstanding capital stock, common stock, and/or preferred stock. Although certain REITs in which we invest have granted us waivers from these ownership limits to allow greater investment, such REITs retain the right to revoke or reduce the waiver limits at any time. As a result of these constraints, we have in the past, and may in the future, be prevented from acquiring new or additional real estate securities, which may impair our ability to increase the assets we manage and our revenue.
The inability to access clients through third-party intermediaries could have a material adverse effect on our business.
In recent years, a significant portion of the growth we have experienced in the assets we manage has been from assets obtained through third-party intermediaries. Our ability to distribute our mutual funds is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries which generally offer competing investment products. In addition, our separate account asset management business and subadvisory services depend in part on recommendations by consultants, financial planners and other professional advisers, as well as our existing clients.
The structure and terms of the distribution arrangements with intermediaries, including fees paid by us or our mutual funds to intermediaries to assist with distribution efforts and the ability of our mutual funds to participate in these intermediary platforms, are subject to changes driven by market competition and regulatory developments. There can be no assurance that we will be able to retain access to these channels. Loss of any of these third-party distribution channels, or changes to their structure and terms, or any reduction in our ability to access clients and investors through existing and new distribution channels, could adversely affect our business.

Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to $2.4 billion as of December 31, 2014. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate investments. Reducing leverage or liquidation during adverse market conditions could reduce the Company's assets under management and revenue.
Our financial performance could be negatively affected if we are unable to attract and retain qualified personnel.
Our financial performance is largely dependent on the talents and efforts of highly skilled personnel. Specifically, our continued ability to compete in our business, to manage our business effectively and to continue to execute our overall strategy depends on our ability to attract and retain highly skilled and qualified portfolio managers, investment analysts, marketing and client services personnel and other key personnel, including our executive officers, many of whom have specialized expertise and extensive experience in our industry. Our ability to attract and retain personnel depends on numerous factors, including without limitation, culture, compensation, career development, the management and leadership of the Company. If we are unable to continue to attract and retain qualified personnel for any reason, our performance, including our competitive position, the successful execution of our overall strategy and our results of operations could be negatively impacted.
Failure to comply with client contractual requirements and/or investment guidelines could result in payments to clients and loss of revenue.
In general, when clients retain the Company to manage assets or provide products or services on their behalf, they specify investment guidelines and contractual requirements that the Company is required to observe in the provision of its services. These investment guidelines and contractual requirements set forth the overall investment objective, performance and reporting obligations, investable securities and the criteria for portfolio management. A failure to comply with these guidelines and/or contractual requirements could result in clients seeking to recover losses, withdrawing their funds or terminating their agreements with us, which could cause the Company's revenue to decline.
We could suffer financial losses in earnings or revenue if our reputation is harmed.
Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, the dissemination by current or former clients of unfavorable opinions relating to our services, and the imposition of legal or regulatory sanctions or penalties in connection with our business activities. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds or accounts that we advise, or funds or accounts may terminate their relationship with us, which could reduce our assets under management. In addition, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected. The loss of either client relationships or personnel could reduce our assets under management, revenue and earnings.
Support provided to new products may reduce fee income, increase expenses and expose us to potential loss on invested capital.
From time to time, we may support the development of new investment products by waiving a portion of the fees we receive for managing such products, by subsidizing expenses or by making seed investments. Seed investments in new products utilize Company capital that would otherwise be available for general corporate purposes. Seed investments may be subject to losses due to market declines. Loss on invested capital used to support new products could have an adverse impact on our financial condition.
Regulations restricting the use of commission credits to pay for research could result in increased expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive commission credits to pay for research from broker/dealers that have the effect of reducing certain of our expenses. New regulations in and outside the U.S. may restrict or eliminate the Company’s ability to use commission credits to pay for research, which could increase our operating expenses.

The growth of our business could be adversely affected if we are unable to manage the costs associated with the implementation of our business strategy.
Our business strategy continues to involve diversifying our investment management business to include products and services outside investments in U.S. real estate securities. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, including commodities and infrastructure, and have expanded our geographical presence outside the U.S. This has entailed hiring additional portfolio managers and additional personnel to support our strategies. As a result, our fixed costs and other expenses have increased as a result of expenses incurred to support the development of new strategies and to enhance our infrastructure, including additional office space, increased travel and additional technology and compliance resources. The success of our business strategy and future growth is contingent upon our ability to continue to support development and implementation of new strategies and products and our ability to successfully manage multiple offices and navigate legal and regulatory systems outside the U.S. In the future, we may not have sufficient resources to adequately support our growth.
We could incur financial losses, reputational harm, and regulatory penalties if we fail to properly safeguard sensitive and confidential information and fail to implement effective information and cyber security policies, procedures and capabilities.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer, network and telecommunications systems and the data that reside in or are transmitted through them.
As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential client identification information could harm our reputation, result in the termination of contracts by our existing clients and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. We do not currently maintain insurance coverage that would cover or limit our out-of-pocket losses related to cyber risks. As such, we would be liable for all losses in connection with a cyber attack.
Failure to maintain adequate business continuity plans could have a material adverse effect on the Company and its products.
Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including New York and New Jersey. Critical operations that are geographically concentrated in New York include trading operations, information technology, fund administration, and portfolio accounting services for the Company’s products. Should we, or our critical service providers, experience a significant local or regional disaster or other business continuity problem, our ability to remain operational will depend in part on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, network, telecommunication and other related systems and operations. The failure by us, or our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate in the event of a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster recovery support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of clients resulting in a decrease in assets under management and lower revenues.

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
Our Executive Chairman and Chief Executive Officer beneficially owned approximately 52% of our common stock as of February 23, 2015. As long as our Executive Chairman and Chief Executive Officer own a majority of our common stock, they will have the ability to, among other things:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock. Our Executive Chairman and Chief Executive Officer, who beneficially owned, in the aggregate, 23,613,084 shares of our common stock as of February 23, 2015, may sell shares of our common stock in the open market, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In addition, in connection with our initial public offering in 2004, we entered into a Registration Rights Agreement with our Executive Chairman and Chief Executive Officer and certain of their affiliates which requires us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In August 2012, we filed a Registration Statement on Form S-3 covering (i) the resale of an aggregate of 12,000,000 shares owned by our Executive Chairman and Chief Executive Officer and (ii) the offer and sale of 10,000,000 shares by us to the public. The registration statement was declared effective by the SEC in September 2012. On or prior to expiration of the registration statement in September 2015, we plan to file another registration statement covering the registered shares and may offer these shares to the public. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock and any additional shares that we issue will dilute your percentage ownership in the Company.
Anti-takeover provisions in our charter documents and Delaware law may delay or prevent a change in control of us, which could decrease the trading price of our common stock.
Our certificate of incorporation and bylaws and Delaware law contain certain anti-takeover provisions that could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of these provisions allow the Company to issue preferred stock with rights more senior to those of the common stock, impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions and set forth rules regarding how stockholders may present proposals or nominate directors for election at annual meetings.
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
Regulatory and Legal Risks
We may be adversely impacted by legal and regulatory changes in the U.S. and internationally.
Our regulatory environment is frequently altered by new regulations and revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business or impact our expenses and profitability.
In the U.S., regulations under the Dodd-Frank Act relating to regulation of swaps and derivatives have impacted the manner in which Company-advised funds and accounts use and trade swaps and other derivatives, which has increased the cost of derivatives trading conducted by the Company on behalf of its clients. Compliance with these regulations has required the development and implementation of new mechanisms to monitor compliance with SEC and CFTC rules relating to, among other things, the registration and regulation of CTAs and CPOs, the registration of counterparties that are swap dealers and other counterparties that are major participants in the swap markets, and mandatory clearing of certain swap transactions. The SEC, the Internal Revenue Service (IRS) and the CFTC each continue to review the use of futures and derivatives by mutual funds, which could result in additional regulations that limit the use of futures and derivatives by mutual funds.
In addition, the Company has begun reporting certain information about its private funds to the SEC and certain information about a number of its commodity pools to the CFTC pursuant to systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting. Legislators, regulators, tax authorities and others worldwide continue to explore, on their own and in response to demands from the investment community, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, marketing activities, the scope of anti-fraud protections and a variety of other matters, which could result in additional compliance costs.
Outside the U.S., the EC is in the process of formulating rules and regulations under MiFID II and MiFIR. These, together with the changes contemplated by AIFMD, will have direct and indirect effects on our operations in the European Economic Area, including marketing restrictions and increased compliance, disclosure and other obligations, which could impact our ability to expand in these markets.
The foregoing regulatory changes and other reforms, including changes to laws affecting the tax status of REITs, could affect our ability to conduct certain business activities.
Our involvement in legal proceedings could adversely affect our results of operations and financial condition.
Many aspects of our business involve risks of legal liability. Various claims against us arise in the ordinary course of business, including employment related claims. From time to time, we receive subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities and third parties in connection with certain industry-wide, company-specific or other investigations or proceedings. In addition, certain of the investment funds that the Company manages may become subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the applicable fund for any resulting damages.
We carry insurance in amounts and under terms that we believe are appropriate. We cannot guarantee that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.
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
Item 2. Properties
Our principal executive office is located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in London, Hong Kong, Tokyo and Seattle.
Item 3. Legal Proceedings
From time to time, we may become involved in legal matters relating to claims arising in the ordinary course of our business. There are currently no such matters pending that we believe could have a material effect on our consolidated results of operations, cash flows or financial condition. From time to time, the Company receives subpoenas or other requests for information from various U.S. federal and state governmental authorities, domestic and foreign regulatory authorities and third parties in connection with certain industry-wide or other investigations or proceedings. It is the Company's policy to cooperate fully with such inquiries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “CNS”. As of February 23, 2015, there were 28 holders of record of our common stock. Holders of record of our common stock include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners. The closing sale price of our common stock on February 23, 2015 was $41.37 per share.
The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for our common stock as reported on the NYSE:

Three Months Ended 2014	March 31	June 30	September 30	December 31
High price	$40.49	$43.84	$45.02	$44.92
Low price	$34.46	$38.17	$38.28	$36.93
Closing price	$39.85	$43.38	$38.44	$42.08
Cash dividends declared per share	$0.22	$0.22	$0.22	$1.22	*

Three Months Ended 2013	March 31	June 30	September 30	December 31
High price	$36.20	$44.44	$37.64	$41.85
Low price	$29.19	$32.12	$31.11	$32.04
Closing price	$36.07	$33.98	$35.31	$40.06
Cash dividends declared per share	$0.20	$0.20	$0.20	$1.20	*

* The Company declared special dividends in the amount of $1.00 per share on both November 4, 2014 and November 6, 2013.
Payment of any dividends to our common stockholders is subject to the discretion of our Board of Directors. When determining whether to pay a dividend, our Board of Directors takes into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors that our Board of Directors deems relevant. On February 26, 2015, we declared a quarterly cash dividend on our common stock in the amount of $0.25 per share. As set forth in the table above, we have historically paid quarterly cash dividends.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2014, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2014	139	$38.37	—	—
November 1 through November 30, 2014	—	$—	—	—
December 1 through December 31, 2014	767	$41.23	—	—
Total	906	$40.79	—	—

___________________________
(1) Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Stock Incentive Plan.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act.

Item 6. Selected Financial Data
The selected consolidated financial data, together with other information presented below, should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.
Selected Consolidated Financial and Other Data

(in thousands, except per share data)	Years Ended December 31,
	2014	2013		2012		2011	2010
Consolidated Statements of Operations
Total revenue	$313,934	$297,713		$273,553		$237,246	$183,738
Total expenses	191,993	191,371	(1)	177,121	(2)	150,242	130,952	(3)
Operating income	121,941	106,342		96,432		87,004	52,786
Total non-operating income (loss)	73	(1,978)		7,871		(143)	12,708	(4)
Income before provision for income taxes	122,014	104,364		104,303		86,861	65,494
Provision for income taxes	46,280	41,109		36,407		32,584	19,089
Net income	$75,734	$63,255		$67,896		$54,277	$46,405
Less: Net (income) loss attributable to redeemable noncontrolling interest	(224)	4,864		(1,779)		30	(8)
Net income attributable to common stockholders	$75,510	$68,119		$66,117		$54,307	$46,397

Earnings per share attributable to common stockholders
Basic	$1.69	$1.54		$1.51		$1.26	$1.09
Diluted	$1.65	$1.51		$1.49		$1.23	$1.07

Cash dividends declared per share
Quarterly	$0.88	$0.80		$0.72		$0.60	$0.40
Special	$1.00	$1.00		$1.50		$1.00	$2.00
Consolidated Statements of Financial Condition
Cash and cash equivalents	$124,938	$128,277		$95,412		$127,824	$136,191
Trading investments	9,509	15,668		97,155		25,304	—
Equity method investments	28,550	24,724		8,106		7,868	43,979
Available-for-sale investments	21,269	10,449		25,322		27,133	16,954
Total assets	280,721	274,926		337,315		286,233	277,586
Total liabilities	52,133	51,162		67,547		50,925	44,221
Total stockholders' equity	227,981	223,557		216,580		230,512	233,365

Other Financial Data (in millions)
Assets under management (AUM) by account type:
Institutional accounts	$26,201	$22,926		$24,850		$25,380	$19,625
Open-end mutual funds	17,131	14,016		12,962		9,619	8,484
Closed-end funds	9,805	8,965		7,985		6,285	6,353
Total AUM	$53,137	$45,907		$45,797		$41,284	$34,462

_________________________
(1) Includes $7.8 million expense associated primarily with the offering of a closed-end fund.
(2) Includes $15.7 million expense associated primarily with the offering of a closed-end fund.
(3) Includes $4.1 million expense associated with the offering of a closed-end fund.
(4) Includes $6.8 million gain due to recoveries on the sale of previously impaired securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This annual report on Form 10-K and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in Item 1A. Risk Factors of this Annual Report on Form 10-K. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Overview
Cohen & Steers, Inc. (“CNS”), a Delaware corporation formed in 2004, and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our.”
Founded in 1986, we are a leading global investment manager with a long history of innovation and a focus on real assets, including real estate, infrastructure and commodities, along with preferred securities and other income solutions. We serve institutional and individual investors around the world.

Assets Under Management
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the years presented (in millions):

	Years Ended December 31,
	2014	2013	2012
Institutional Accounts
Assets under management, beginning of period	$22,926	$24,850	$25,380
Inflows	2,777	1,163	2,113
Outflows	(4,855)	(4,583)	(7,186)
Net outflows	(2,078)	(3,420)	(5,073)
Market appreciation	5,240	1,496	4,543
Transfers *	113	—	—
Total increase (decrease)	3,275	(1,924)	(530)
Assets under management, end of period	$26,201	$22,926	$24,850
Average assets under management for period	$24,856	$24,706	$25,284

Open-end Mutual Funds
Assets under management, beginning of period	$14,016	$12,962	$9,619
Inflows	5,897	5,521	5,149
Outflows	(5,701)	(4,819)	(3,669)
Net inflows	196	702	1,480
Market appreciation	3,032	352	1,863
Transfers *	(113)	—	—
Total increase	3,115	1,054	3,343
Assets under management, end of period	$17,131	$14,016	$12,962
Average assets under management for period	$16,097	$14,382	$11,798

Closed-end Funds
Assets under management, beginning of period	$8,965	$7,985	$6,285
Inflows	—	789	1,004
Outflows	—	(24)	—
Net inflows	—	765	1,004
Market appreciation	840	215	696
Total increase	840	980	1,700
Assets under management, end of period	$9,805	$8,965	$7,985
Average assets under management for period	$9,680	$8,790	$7,096

Total
Assets under management, beginning of period	$45,907	$45,797	$41,284
Inflows	8,674	7,473	8,266
Outflows	(10,556)	(9,426)	(10,855)
Net outflows	(1,882)	(1,953)	(2,589)
Market appreciation	9,112	2,063	7,102
Total increase	7,230	110	4,513
Assets under management, end of period	$53,137	$45,907	$45,797
Average assets under management for period	$50,633	$47,878	$44,178
_________________________
* Represents transfer of assets under management not related to subscriptions, redemptions or market appreciation (depreciation).

Assets under management were $53.1 billion at December 31, 2014, an increase of 16% from $45.9 billion at December 31, 2013 and an increase of 16% from $45.8 billion at December 31, 2012. The increase in assets under management during 2014 was due to market appreciation of $9.1 billion, including $6.7 billion from U.S. real estate, $1.4 billion from global/international real estate, $435 million from global listed infrastructure and $406 million from preferred securities, partially offset by net outflows of $1.9 billion, including net outflows of $1.7 billion from U.S. real estate, $1.7 billion from large cap value and $669 million from global/international real estate, partially offset by net inflows of $1.2 billion into preferred securities, $548 million into global listed infrastructure and $291 million into commodities, which is included in "Other." The increase in assets under management during 2013 was attributable to market appreciation of $2.1 billion, offset by net outflows of $2.0 billion, primarily from global/international real estate and large cap value strategies. The increase in assets under management during 2012 was attributable to market appreciation of $7.1 billion, partially offset by net outflows of $2.6 billion, primarily from global/international real estate strategies associated with subadvisory relationships.
A significant majority of our revenue, approximately 93%, 91% and 89% for the years ended December 31, 2014, 2013 and 2012, respectively, was derived from investment advisory and administrative fees for providing asset management services to institutional accounts and open-end mutual funds and closed-end funds sponsored by us. This revenue is earned pursuant to the terms of the underlying advisory and administration contracts, and is based on a contractual fee generally applied to the average assets under management in the client's portfolio.
Average assets under management was $50.6 billion for the year ended December 31, 2014, a 6% increase from $47.9 billion for the year ended December 31, 2013 and a 15% increase from $44.2 billion for the year ended December 31, 2012.
Institutional accounts
Assets under management in institutional accounts were $26.2 billion at December 31, 2014, compared with $22.9 billion at December 31, 2013 and $24.9 billion at December 31, 2012. The increase in assets under management during 2014 was due to market appreciation of $5.2 billion, including $3.7 billion from U.S. real estate, $1.2 billion from global/international real estate and $223 million from large cap value strategies, partially offset by net outflows of $2.1 billion, including net outflows of $1.6 billion from large cap value, $949 million from U.S. real estate and $565 million from global/international real estate, partially offset by net inflows of $392 million into global listed infrastructure and $382 million into preferred securities. The decrease in assets under management during 2013 was due to net outflows of $3.4 billion, primarily from global/international real estate and large cap value strategies, partially offset by market appreciation of $1.5 billion. The decrease in assets under management during 2012 was attributable to net outflows of $5.1 billion, primarily from global/international real estate strategies associated with subadvisory relationships, largely offset by market appreciation of $4.5 billion.
Average assets under management for institutional accounts was $24.9 billion for the year ended December 31, 2014, an increase of 1% from $24.7 billion for the year ended December 31, 2013 and a decrease of 2% from $25.3 billion for the year ended December 31, 2012.
Institutional accounts had gross inflows of $2.8 billion for the year ended December 31, 2014, compared with $1.2 billion for the year ended December 31, 2013 and $2.1 billion for the year ended December 31, 2012. Gross outflows were $4.9 billion for the year ended December 31, 2014, compared with $4.6 billion for the year ended December 31, 2013 and $7.2 billion for the year ended December 31, 2012.
Market appreciation was $5.2 billion for the year ended December 31, 2014, compared with $1.5 billion for the year ended December 31, 2013 and $4.5 billion for the year ended December 31, 2012.
Open-end mutual funds
Assets under management in open-end mutual funds were $17.1 billion at December 31, 2014, compared with $14.0 billion at December 31, 2013 and $13.0 billion at December 31, 2012. The increase in assets under management during 2014 was due to market appreciation of $3.0 billion, including $2.6 billion from U.S. real estate, $206 million from global/international real estate and $194 million from preferred securities, and net inflows of $196 million, including net inflows of $831 million into preferred securities, $156 million into global listed infrastructure and $117 million into multi-strategy real assets, partially offset by net outflows of $779 million from U.S. real estate and $103 million from global/international real estate strategies. The increase in assets under management during 2013 was due to net inflows of $702 million, primarily from U.S. real estate and preferred securities strategies, and market appreciation of $352 million. The increase in assets under management during 2012 was attributable to market appreciation of $1.9 billion and net inflows of $1.5 billion, primarily from U.S. real estate and preferred securities strategies.
Average assets under management for open-end mutual funds was $16.1 billion for the year ended December 31, 2014, an increase of 12% from $14.4 billion for the year ended December 31, 2013 and an increase of 36% from $11.8 billion for the year ended December 31, 2012.
Open-end mutual funds had gross inflows of $5.9 billion for the year ended December 31, 2014, compared with $5.5 billion for the year ended December 31, 2013 and $5.1 billion for the year ended December 31, 2012. Gross outflows were $5.7 billion for the year ended December 31, 2014, compared with $4.8 billion for the year ended December 31, 2013 and $3.7 billion for the year ended December 31, 2012.
Market appreciation was $3.0 billion for the year ended December 31, 2014, compared with $352 million for the year ended December 31, 2013 and $1.9 billion for the year ended December 31, 2012.
Closed-end funds
Assets under management in closed-end funds were $9.8 billion at December 31, 2014, compared with $9.0 billion at December 31, 2013 and $8.0 billion at December 31, 2012. The increase in assets under management during 2014 was due to market appreciation of $840 million. The increase in assets under management during 2013 was due to net inflows of $765 million, primarily from the launch of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. (MIE), and market appreciation of $215 million. The increase in assets under management during 2012 was attributable to inflows of $1.0 billion, primarily from the launch of Cohen & Steers Limited Duration Preferred and Income Fund, Inc. (LDP) and market appreciation of $696 million.
Average assets under management for closed-end funds was $9.7 billion for the year ended December 31, 2014, an increase of 10% from $8.8 billion for the year ended December 31, 2013 and an increase of 36% from $7.1 billion for the year ended December 31, 2012.
Market appreciation was $840 million for the year ended December 31, 2014, compared with $215 million for the year ended December 31, 2013 and $696 million for the year ended December 31, 2012.
Results of Operations

(in thousands)	Years Ended December 31,
	2014	2013	2012
Results of operations
Total revenue	$313,934	$297,713	$273,553
Total expenses	191,993	191,371	177,121
Total non-operating income (loss) (1)	73	(1,978)	7,871
Income before provision for income taxes (1)	$122,014	$104,364	$104,303

(1) Includes net income (loss) of $224, ($4,864) and $1,779 attributable to redeemable noncontrolling interest for the years ended December 31, 2014, 2013 and 2012, respectively.
2014 Compared with 2013
Revenue
Revenue increased 5% to $313.9 million for the year ended December 31, 2014 from $297.7 million for the year ended December 31, 2013. This increase was primarily attributable to higher investment advisory and administration fees resulting from higher average assets under management, partially offset by lower portfolio consulting and other revenue attributable to lower average assets under advisement from model-based strategies. Investment advisory and administration fees increased 8% to $291.7 million for the year ended December 31, 2014, compared with $271.1 million for the year ended December 31, 2013.
For the year ended December 31, 2014, total investment advisory and administration revenue from institutional accounts increased 0.1% to $81.9 million from $81.8 million for the year ended December 31, 2013. The increase in institutional account revenue was attributable to higher average assets under management.

For the year ended December 31, 2014, total investment advisory and administration revenue from open-end mutual funds increased 11% to $127.4 million from $114.7 million for the year ended December 31, 2013. The increase in open-end mutual fund revenue was attributable to higher average assets under management.
For the year ended December 31, 2014, total investment advisory and administration revenue from closed-end funds increased 10% to $82.5 million from $74.6 million for the year ended December 31, 2013. The increase in closed-end fund revenue was attributable to higher average assets under management.
Distribution and service fee revenue increased 2% to $14.7 million for the year ended December 31, 2014 from $14.4 million for the year ended December 31, 2013. This increase was primarily due to higher average assets under management in our open-end load mutual funds in 2014.
Portfolio consulting and other revenue decreased 39% to $7.5 million for the year ended December 31, 2014 from $12.2 million for the year ended December 31, 2013.The decrease was primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 0.3% to $192.0 million for the year ended December 31, 2014 from $191.4 million for the year ended December 31, 2013, primarily due to increases in employee compensation and benefits of $8.0 million and general and administrative expenses of $535,000, partially offset by decreases of $5.8 million in distribution and service fees, $1.2 million in amortization of deferred commissions and $982,000 in depreciation and amortization expenses.
Employee compensation and benefits increased 8% to $102.7 million for the year ended December 31, 2014 from $94.7 million for the year ended December 31, 2013. This increase was primarily due to higher amortization of restricted stock units of approximately $4.0 million and higher incentive compensation of approximately $3.6 million.
General and administrative expenses increased 1% to $47.3 million for the year ended December 31, 2014 from $46.8 million for the year ended December 31, 2013. The increase was primarily due to higher travel and entertainment expenses of approximately $649,000 resulting from increases in hosted conference expenses.
Distribution and service fee expenses decreased 14% to $35.5 million for the year ended December 31, 2014 from $41.2 million for the year ended December 31, 2013. The change, after excluding additional expenses in 2013 of $7.2 million associated with the launch of MIE, was primarily due to an increase in average assets under management in open-end mutual funds.
Non-operating Income
Non-operating income for the year ended December 31, 2014 was $73,000, an increase of $2.1 million from a loss of $2.0 million for the year ended December 31, 2013, primarily due to smaller realized and unrealized losses from seed investments. The non-operating income included net income attributable to redeemable noncontrolling interest of $224,000 for the year ended December 31, 2014 and net loss attributable to redeemable noncontrolling interest of $4.9 million for the year ended December 31, 2013.
Income Taxes
Income tax expense was $46.3 million for the year ended December 31, 2014, compared with $41.1 million for the year ended December 31, 2013. The provision for income taxes for the year ended December 31, 2014 included U.S. federal, state, local and foreign taxes at an effective tax rate of 38%. The effective tax rate for the year ended December 31, 2013 was approximately 37.6%, which included discrete items, the most significant of which was attributable to the launch costs for MIE. Excluding the discrete items, the effective tax rate for the year ended December 31, 2013 was approximately 38%.
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
For the year ended December 31, 2013, total investment advisory and administration revenue from institutional accounts decreased 8% to $81.8 million from $88.6 million for the year ended December 31, 2012. The decrease in institutional account revenue was attributable to a lower average assets under management.
For the year ended December 31, 2013, total investment advisory and administration revenue from open-end mutual funds increased 19% to $114.7 million from $96.3 million for the year ended December 31, 2012. The increase in open-end mutual fund revenue was attributable to higher average assets under management.
For the year ended December 31, 2013, total investment advisory and administration revenue from closed-end funds increased 25% to $74.6 million from $59.7 million for the year ended December 31, 2012. The increase in closed-end fund revenue was attributable to higher average assets under management primarily from the launch of MIE.
Distribution and service fee revenue increased 27% to $14.4 million for the year ended December 31, 2013 from $11.3 million for the year ended December 31, 2012. This increase was primarily due to higher average assets under management in our open-end mutual funds in 2013.
Portfolio consulting and other revenue decreased 31% to $12.2 million for the year ended December 31, 2013 from $17.7 million for the year ended December 31, 2012. The decrease was primarily attributable to lower average assets under advisement from model-based strategies.
Expenses
Total operating expenses increased 8% to $191.4 million for the year ended December 31, 2013 from $177.1 million for the year ended December 31, 2012, primarily due to increases in general and administrative expenses of $7.4 million and employee compensation and benefits of $6.2 million.
General and administrative expenses increased 19% to $46.8 million for the year ended December 31, 2013 from $39.4 million for the year ended December 31, 2012. The increase was primarily due to higher fund related expenses of approximately $3.1 million, higher rent of approximately $1.5 million resulting from the extension of the lease for our corporate headquarters in New York City, higher professional fees of approximately $1.0 million and higher information technology costs of approximately $736,000, primarily related to upgrades made to our infrastructure, including trading and application systems.
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
Non-operating Income
Non-operating loss for the year ended December 31, 2013 was $2.0 million, a decrease of $9.8 million from income of $7.9 million for the year ended December 31, 2012, primarily due to lower realized and unrealized earnings from seed investments. The non-operating loss included net loss attributable to redeemable noncontrolling interest of $4.9 million for the year ended December 31, 2013 and net income attributable to redeemable noncontrolling interest of $1.8 million for the year ended December 31, 2012.
Income Taxes
Income tax expense was $41.1 million for the year ended December 31, 2013, compared with $36.4 million for the year ended December 31, 2012. The provision for income taxes for the year ended December 31, 2013 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.6%, which included discrete items, the most significant of which was attributable to the launch costs for MIE. Excluding the discrete items, the effective tax rate for the year ended December 31, 2013 was approximately 38%. The effective tax rate for the year ended December 31, 2012 was approximately 35.5%, which included discrete items, the most significant of which was attributable to the offering costs of LDP. Excluding the discrete items, the effective tax rate for the year ended December 31, 2012 was approximately 36%.
Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, trading investments, equity method investments, available-for-sale investments and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification (the Codification) Topic 820, Fair Value Measurement (ASC 820), were 78% and 73% of total assets as of December 31, 2014 and 2013, respectively.
Net cash provided by operating activities was $54.6 million for the year ended December 31, 2014, compared with $75.9 million and $20.3 million for the years ended December 31, 2013 and December 31, 2012, respectively. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.
Net cash provided by investing activities was $9.8 million for the year ended December 31, 2014, compared with $18.0 million for the year ended December 31, 2013 and $2.5 million for the year ended December 31, 2012. In 2014, net cash provided by investing activities was primarily comprised of proceeds from sales of available-for-sale investments in the amount of $12.7 million and proceeds from redemption of equity method investments of $10.9 million, partially offset by purchases of available-for-sale investments in the amount of $7.8 million and purchases of property and equipment in the amount of $5.9 million. In 2013, net cash provided by investing activities was primarily comprised of proceeds from sales of available-for-sale investments in the amount of $26.7 million and proceeds from redemption of equity method investments of $7.7 million, partially offset by purchases of available-for-sale investments in the amount of $10.2 million and purchases of property and equipment in the amount of $6.2 million. In 2012, net cash provided by investing activities was primarily comprised of proceeds from sales of available-for-sale investments in the amount of $25.7 million and proceeds from redemption of equity method investments of $811,000, partially offset by purchases of available-for-sale investments in the amount of $20.7 million and purchases of property and equipment in the amount of $3.4 million.
Net cash used in financing activities was $65.6 million for the year ended December 31, 2014, compared with $61.8 million for the year ended December 31, 2013 and $55.7 million for the year ended December 31, 2012. In 2014, net cash used in financing activities was primarily for dividends paid to stockholders of $84.2 million, which included a special dividend of approximately $44.8 million paid on December 19, 2014, repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $11.7 million and distributions to redeemable noncontrolling interest of $9.0 million, partially offset by contributions from redeemable noncontrolling interest of $36.3 million and excess tax benefits associated with the delivery of restricted stock units of $2.6 million. In 2013, net cash used in financing activities was primarily for dividends paid to stockholders of $79.7 million, which included a special dividend of approximately $44.3 million paid on December 20, 2013, distributions to redeemable noncontrolling interest of $14.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $8.0 million, partially offset by contributions from redeemable noncontrolling interest of $37.7 million and excess tax benefits associated with the delivery of restricted stock units of $2.0 million. In 2012, net cash used in financing activities was primarily for dividends paid to stockholders of $97.2 million, which included a special dividend of approximately $65.6 million paid on December 20, 2012, repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $8.5 million and distributions to redeemable noncontrolling interest of $8.4 million, partially offset by contributions from redeemable noncontrolling interest of $55.1 million and excess tax benefits associated with delivery of restricted stock units of $2.9 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (SEC). At December 31, 2014, we exceeded our minimum regulatory capital requirements by approximately $1.3 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At December 31, 2014, CSAL and CSUK exceeded their aggregate minimum regulatory requirements by approximately $56.6 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $80.1 million held by our foreign subsidiaries as of December 31, 2014. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of December 31, 2014, we funded approximately $3.2 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our consolidated statements of financial condition as of December 31, 2014.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable operating leases for office space and certain computer and office equipment. There were no material capital lease obligations as of December 31, 2014. The following summarizes our contractual obligations as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	2020 and after	Total
Operating leases	$11,354	$11,025	$10,213	$9,838	$10,580	$42,859	$95,869
We had $6.3 million, $5.9 million and $4.9 million of total gross unrecognized tax benefits as of December 31, 2014, 2013 and 2012, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.1 million, $3.7 million and $3.0 million (net of the federal benefit on state issues) as of December 31, 2014, 2013 and 2012, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2014 and 2013, we had interest and penalties related to unrecognized tax benefits of approximately $1.3 million and $1.2 million, respectively. See Note 14 to the consolidated financial statements for additional disclosures related to income taxes.
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
Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements and should be read in conjunction with the summarized information below. Management considers the following accounting policies critical to an informed review of our consolidated financial statements as they require management to make certain judgments about matters that may be uncertain at the time the policies were applied or the estimates determined.

Consolidation
The Company uses judgment in determining which consolidation model to apply to its investments in affiliated investment companies. The assessment of whether an entity is a variable interest entity (VIE) or voting interest entity (VOE) involves judgment and analysis on an entity by entity basis. In performing this analysis, we consider the legal structure of the entity and the nature of the ownership interest and rights of interest holders in the entity, including the Company. If we determine that the entity is a VIE, we must then assess whether the Company is the primary beneficiary of the VIE. The Company is considered the primary beneficiary of a VIE when it has the obligation to absorb the majority of the expected losses or the right to receive the majority of the expected benefits from the VIE which involves judgment. We consolidate VOEs if we own a majority of the voting interest in the entity.
Investments
Our investments are classified as trading investments, equity method investments or available-for-sale investments at the time of purchase and at the date of each statement of financial condition. The majority of our investments are carried at fair value or amounts that approximate fair value on our statement of financial condition with the periodic mark-to-market included in accumulated other comprehensive income for available-for-sale investments and directly in earnings for trading investments and equity method investments. Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities reported at fair value are classified and disclosed in a fair value hierarchy based on whether the inputs to the valuation techniques are observable or unobservable. The classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement:
Level 1 - Unadjusted quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices of identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable.
Level 3 - Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.
Goodwill
Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested annually for impairment and at other times if an event or circumstances occur indicating that it is more likely than not that an impairment has occurred. We estimate the fair value of goodwill using a market approach based upon multiples of AUM and earnings before interest, taxes, depreciation and amortization from a set of comparable peers for the current year and the trailing six years. We determined that the fair value of our goodwill substantially exceeded its carrying value based on the most recent impairment test performed as of November 30, 2014.
Stock-based Compensation
We recognize compensation expense for the grant-date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service and reflects an adjustment for anticipated forfeitures.
Income Taxes
We operate in numerous states and countries through our various subsidiaries and therefore must allocate our income, expenses, and earnings to these taxing jurisdictions taking into account the various laws and regulations in each jurisdiction. Our tax provision represents an estimate of the total liability that we have incurred in these jurisdictions as a result of our operations. Each year we file tax returns in each jurisdiction and settle our return liabilities which may be subject to audit by the taxing authorities. The determination of our annual provision is subject to judgments and estimates and the actual results may vary from the amounts reported in our consolidated financial statements. Accordingly, we recognize additions to, or reductions of, income tax expense during reporting periods that may pertain to prior period provisions as our estimated liabilities are revised and actual tax returns and audits, if any, are settled. Such adjustments are recognized in the discrete quarterly period in which they are determined.
In addition, we record deferred tax consequences of all transactions that have been recognized in the consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. We record a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Consolidated Financial Statements contained in Part IV, Item 15 of this filing.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments. At December 31, 2014, we had approximately $9.5 million of trading investments as a result of consolidating Cohen & Steers Active Commodities Strategy Fund, Inc. and Cohen & Steers Co-Investment Partnership, L.P. At December 31, 2014, we had approximately $28.6 million of equity method investments, which represented our equity interests in Cohen & Steers Active Commodities Fund, LP, Cohen & Steers MLP & Energy Opportunity Fund, Inc. and GRP-TE. As of December 31, 2014, we had approximately $21.3 million of available-for-sale investments which were comprised of approximately $5.8 million invested in foreign and domestic common stocks, $1.1 million invested in preferred securities and $14.3 million invested in our sponsored mutual funds.
The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at December 31, 2014:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Trading investments	$9,509	$10,460	$8,558
Equity method investments	28,550	31,405	25,695
Available-for-sale investments	21,269	23,396	19,142

At December 31, 2014, the Company had outstanding foreign currency forward contracts to hedge its currency exposure related to client receivables with aggregated notional value of approximately $11.1 million. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $49,000 in the fair value of open foreign currency forward contracts held at December 31, 2014.
A significant majority of our revenue—approximately 93%, 91% and 89% for the years ended December 31, 2014, 2013 and 2012, respectively—was derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to such market factors as inflation, interest rate changes and economic downturn, may cause our revenue and income to decline by:
•causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or
•causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
In addition, market conditions may preclude us from increasing the assets we manage in closed-end funds. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth. Further, depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain the funds' target leverage ratios, thereby increasing or decreasing the assets we manage.
As of December 31, 2014, 53% and 19% of the assets we managed were concentrated in U.S. real estate and global/international real estate strategies, respectively. An increase in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate securities in our clients' portfolios, which could reduce our revenue. In addition, an increase in interest rates or prolonged economic downturn could negatively impact our ability to increase open-end mutual fund assets and to offer new mutual funds.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

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
February 27, 2015
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

Signature	Title	Date

/S/ MARTIN COHEN
Martin Cohen	Executive Chairman and Director	February 27, 2015

/S/ ROBERT H. STEERS
Robert H. Steers	Chief Executive Officer and Director	February 27, 2015

/S/ PETER L. RHEIN
Peter L. Rhein	Director	February 27, 2015

/S/ RICHARD P. SIMON
Richard P. Simon	Director	February 27, 2015

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	February 27, 2015

/s/ FRANK CONNOR
Frank Connor	Director	February 27, 2015

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/S/ ELENA DULIK
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015

TABLE OF CONTENTS
FINANCIAL STATEMENTS

COHEN & STEERS, INC.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cohen & Steers, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.
The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company's internal control over financial reporting. Their report appears on the following page.
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY
We have audited the accompanying consolidated statement of financial condition of Cohen & Steers, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
February 27, 2015

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$124,938	$128,277
Trading investments (1)	9,509	15,668
Equity method investments	28,550	24,724
Available-for-sale investments	21,269	10,449
Accounts receivable	43,392	40,888
Due from broker	1,805	2,906
Property and equipment—net	11,189	9,824
Goodwill	19,120	20,672
Intangible assets—net	1,612	1,701
Deferred income tax asset—net	15,108	14,144
Other assets	4,229	5,673
Total assets	$280,721	$274,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$28,300	$25,214
Income tax payable	4,141	7,575
Deferred rent	5,728	4,344
Other liabilities and accrued expenses	13,964	14,029
Total liabilities	52,133	51,162
Commitments and contingencies (see Note 13)
Redeemable noncontrolling interest	607	207
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 48,593,812 and 47,735,793 shares issued at December 31, 2014 and December 31, 2013, respectively	486	477
Additional paid-in capital	489,266	457,138
Accumulated deficit	(142,786)	(131,366)
Accumulated other comprehensive income, net of tax	(1,582)	2,989
Less: Treasury stock, at cost, 3,800,920 and 3,481,942 shares at December 31, 2014 and December 31, 2013, respectively	(117,403)	(105,681)
Total stockholders’ equity	227,981	223,557
Total liabilities and stockholders’ equity	$280,721	$274,926
_________________________
(1) Includes $650 held as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF) as of December 31, 2014 and $7,300 attributable to Cohen & Steers Active Commodities Fund, LP (ACOM) as of December 31, 2013.
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Investment advisory and administration fees	$291,744	$271,109	$244,529
Distribution and service fees	14,667	14,359	11,334
Portfolio consulting and other	7,523	12,245	17,690
Total revenue	313,934	297,713	273,553
Expenses:
Employee compensation and benefits	102,732	94,707	88,517
Distribution and service fees	35,470	41,247	41,270
General and administrative	47,337	46,802	39,431
Depreciation and amortization	4,624	5,606	5,562
Amortization of deferred commissions	1,830	3,009	2,341
Total expenses	191,993	191,371	177,121
Operating income	121,941	106,342	96,432
Non-operating income:
Interest and dividend income—net	2,058	2,280	2,530
(Loss) gain from trading investments—net	(1,567)	(6,612)	4,082
Gain from available-for-sale investments—net	2,041	2,259	1,237
Equity in (losses) earnings of affiliates	(1,955)	840	1,050
Other losses	(504)	(745)	(1,028)
Total non-operating income (loss)	73	(1,978)	7,871
Income before provision for income taxes	122,014	104,364	104,303
Provision for income taxes	46,280	41,109	36,407
Net income	75,734	63,255	67,896
Less: Net (income) loss attributable to redeemable noncontrolling interest	(224)	4,864	(1,779)
Net income attributable to common stockholders	$75,510	$68,119	$66,117

Earnings per share attributable to common stockholders:
Basic	$1.69	$1.54	$1.51
Diluted	$1.65	$1.51	$1.49
Weighted average shares outstanding:
Basic	44,788	44,272	43,766
Diluted	45,643	45,083	44,482

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$75,734	$63,255	$67,896
Less: Net (income) loss attributable to redeemable noncontrolling interest	(224)	4,864	(1,779)
Net income attributable to common stockholders	75,510	68,119	66,117
Foreign currency translation (loss) gain (net of tax of $0)	(3,710)	1,279	751
Net unrealized gain from available-for-sale investments (net of tax of $0)	1,180	1,628	3,052
Reclassification to statements of operations of gain from available-for-sale investments (net of tax of $0)	(2,041)	(2,259)	(1,237)
Other comprehensive (loss) income	(4,571)	648	2,566
Total comprehensive income attributable to common stockholders	$70,939	$68,767	$68,683

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2012	$462	$402,573	$(83,063)	$(225)	$(89,235)	$230,512	$4,796	43,168
Dividends ($2.22 per share)	—	—	(100,943)	—	—	(100,943)	—	—
Issuance of common stock	8	498	—	—	—	506	—	847
Repurchase of common stock	—	—	—	—	(8,484)	(8,484)	—	(252)
Tax benefits associated with restricted stock units—net	—	4,223	—	—	—	4,223	—	—
Issuance of restricted stock units	—	4,594	—	—	—	4,594	—	—
Amortization of restricted stock units—net	—	17,490	—	—	—	17,490	—	—
Forfeitures of vested restricted stock units	—	(1)	—	—	—	(1)	—	—
Net income	—	—	66,117	—	—	66,117	1,779	—
Other comprehensive income, net of tax	—	—	—	2,566	—	2,566	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(8,438)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	55,132	—
Foreign currency translation adjustment on redeemable noncontrolling interest	—	—	—	—	—	—	(81)	—
Ending balance, December 31, 2012	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends ($1.80 per share)	—	—	(81,596)	—	—	(81,596)	—	—
Issuance of common stock	7	473	—	—	—	480	—	734
Repurchase of common stock	—	—	—	—	(7,962)	(7,962)	—	(243)
Tax benefits associated with restricted stock units—net	—	3,146	—	—	—	3,146	—	—
Issuance of restricted stock units	—	2,689	—	—	—	2,689	—	—
Amortization of restricted stock units—net	—	21,463	—	—	—	21,463	—	—
Forfeitures of vested restricted stock units	—	(10)	—	—	—	(10)	—	—
Net income (loss)	—	—	68,119	—	—	68,119	(4,864)	—
Other comprehensive income, net of tax	—	—	—	648	—	648	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(14,242)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	37,711	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(71,586)	—
Ending balance, December 31, 2013	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends ($1.88 per share)	—	—	(86,930)	—	—	(86,930)	—	—
Issuance of common stock	9	569	—	—	—	578	—	858
Repurchase of common stock	—	—	—	—	(11,722)	(11,722)	—	(319)
Tax benefits associated with restricted stock units—net	—	3,676	—	—	—	3,676	—	—
Issuance of restricted stock units	—	3,045	—	—	—	3,045	—	—
Amortization of restricted stock units—net	—	24,838	—	—	—	24,838	—	—
Net income	—	—	75,510	—	—	75,510	224	—
Other comprehensive loss, net of tax	—	—	—	(4,571)	—	(4,571)	—	—
Distribution to redeemable noncontrolling interest	—	—	—	—	—	—	(8,987)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	36,278	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(27,115)	—
Ending balance, December 31, 2014	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$75,734	$63,255	$67,896
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	24,931	21,539	17,562
Amortization of deferred commissions	1,830	3,009	2,341
Depreciation and amortization	4,624	5,606	5,562
Deferred rent	1,384	1,954	711
Loss (gain) from trading investments—net	1,567	6,612	(4,082)
Equity in losses (earnings) of affiliates	1,955	(840)	(1,050)
Gain from available-for-sale investments—net	(2,041)	(2,259)	(1,237)
Deferred income taxes	(279)	(3,087)	(173)
Foreign currency (gain) loss	(588)	622	572
Changes in operating assets and liabilities:
Accounts receivable	(1,916)	2,887	(5,379)
Due from broker	(1,137)	(8,826)	(10,562)
Deferred commissions	(1,956)	(2,399)	(2,981)
Trading investments	(51,770)	(11,573)	(65,347)
Other assets	809	1,542	(1,655)
Accrued compensation	3,115	(152)	3,039
Securities sold but not yet purchased	—	(14,685)	6,251
Income tax payable	(3,020)	(1,026)	4,445
Other liabilities and accrued expenses	1,340	13,693	4,430
Net cash provided by operating activities	54,582	75,872	20,343
Cash flows from investing activities:
Proceeds from redemption of equity method investments	10,881	7,741	811
Purchases of available-for-sale investments	(7,829)	(10,195)	(20,733)
Proceeds from sales of available-for-sale investments	12,699	26,700	25,736
Purchases of property and equipment	(5,916)	(6,230)	(3,361)
Net cash provided by investing activities	9,835	18,016	2,453
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	2,562	2,025	2,905
Issuance of common stock	491	408	439
Repurchase of common stock	(11,722)	(7,962)	(8,484)
Dividends to stockholders	(84,237)	(79,695)	(97,208)
Distributions to redeemable noncontrolling interest	(8,987)	(14,242)	(8,438)
Contributions from redeemable noncontrolling interest	36,278	37,711	55,132
Net cash used in financing activities	(65,615)	(61,755)	(55,654)
Net (decrease) increase in cash and cash equivalents	(1,198)	32,133	(32,858)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,141)	732	446
Cash and cash equivalents, beginning of the year	128,277	95,412	127,824
Cash and cash equivalents, end of the year	$124,938	$128,277	$95,412

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
For the years ended December 31, 2014, 2013 and 2012, the Company paid taxes, net of tax refunds, of approximately $46,840,000, $43,483,000 and $29,298,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the years ended December 31, 2014, 2013 and 2012, the Company issued fully vested restricted stock units in the amount of $352,000, $789,000 and $858,000, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $2,693,000, $1,901,000 and $3,735,000, respectively.
As further described in Note 4, during the year ended December 31, 2014, the Company’s proportionate ownership interest in ACOM decreased and the Company deconsolidated the assets and liabilities of ACOM resulting in a non-cash increase of $8,840,000 to equity method investments.
During the year ended December 31, 2014, the Company’s proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company deconsolidated the assets and liabilities of MLO resulting in a non-cash reduction of $26,906,000 from redeemable noncontrolling interest and a non-cash increase of $22,338,000 to equity method investments.
During the year ended December 31, 2014, the Company redeemed a portion of its shares in Cohen & Steers Real Assets Fund, Inc. (RAP) and recorded a non-cash reclassification of $14,909,000, which represents the Company's proportionate share of RAP, from equity method investments into available-for-sale investments.
During the year ended December 31, 2013, the Company’s proportionate ownership interest in RAP decreased and the Company deconsolidated the assets and liabilities of RAP resulting in a non-cash reduction of $71,586,000 from redeemable noncontrolling interest and a non-cash increase of $23,519,000 to equity method investments.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers Asia Limited, Cohen & Steers UK Limited and Cohen & Steers Japan, LLC (collectively, the Company).
The Company is a leading global investment manager with a long history of innovation and a focus on real assets, including real estate, infrastructure and commodities, along with preferred securities and other income solutions. The Company serves institutional and individual investors around the world. Its clients include Company-sponsored open-end mutual funds and closed-end funds, U.S. and non-U.S. pension plans, endowment funds, foundations and subadvised funds for other financial institutions. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Accounting Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.
Consolidation—The Company consolidates operating entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The Company also consolidates any variable interest entities (VIEs) in which the Company is the primary beneficiary. The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments classified as trading represent securities held within the affiliated funds that the Company consolidates and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading investments—net in the Company’s consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of December 31, 2014, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, the loss will be recognized in the Company’s consolidated statements of operations. An other than temporary impairment is presumed to have occurred if the available-for-sale investment has an unrealized loss continuously for 12 or more months.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading investments—net in the Company's consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's consolidated statements of financial condition. As of December 31, 2014, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end mutual funds and closed-end funds. Investment advisory fees are earned pursuant to the terms of underlying advisory contracts, and are based on a contractual fee rate applied to the assets in the portfolio, net of applicable waivers, if any. The Company also earns administration fees from certain Company-sponsored open-end mutual funds and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fees revenue is recognized as such fees are earned.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution and Service Fee Revenue—CSS acts as the principal distributor of the Company’s sponsored open-end mutual funds which may offer the following classes: Class A (initial sales load), Class C (back end sales load), Class R (load retirement) and Class Z (no load retirement). Effective May 2007, the Company suspended sales of Class B shares and all remaining Class B shares are expected to convert to Class A shares in 2015. Distribution and service fee revenue is based on the average daily net assets of the funds as detailed below. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
Pursuant to distribution plans with the Company's sponsored open-end mutual funds, CSS receives distribution fees of 25bps for Class A shares, 75bps for Class C shares and 50bps for Class R shares. CSS also receives shareholder servicing fees of 10bps on Class A shares, 25bps on Class C shares and 15bps on Class Z shares, pursuant to shareholder servicing plans with the funds. Effective October 1, 2014, Class Z shares no longer accrued shareholder servicing fees.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, service fees and intermediary assistance payments. Distribution and service fee expense is recorded as incurred.
Distribution fee expense represents payments made to qualified dealers/institutions for (i) assistance in connection with the distribution of the Company's sponsored open-end mutual funds' shares and (ii) for other expenses such as advertising costs and printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (Rule 12b-1). CSS pays distribution fee expense based on the average daily net assets under management of 25bps on Class A shares, 75bps on Class C shares and 50bps on Class R shares.
Shareholder servicing fee expense represents payments made to qualified dealers/institutions for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. CSS pays service fee expenses based on the average daily net assets under management of 10bps on Class A shares, 25bps on Class C shares and 15bps on Class Z shares. Effective October 1, 2014, Class Z shares no longer paid shareholder service fees.
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
During the first quarter of 2013 and the third quarter of 2012, the Company made payments of approximately $7.2 million and $14.4 million, respectively, associated with additional compensation agreements entered into in connection with the offering of two closed-end funds. These payments are included in distribution and service fee expense on the accompanying consolidated statements of operations for the years ended December 31, 2013 and December 31, 2012.
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
Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years at tax rates that are expected to apply in those years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years at tax rates that are expected to apply in those years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the consolidated statements of operations. The cumulative translation adjustment was $(1,446,000), $2,264,000 and $985,000 as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common stockholders, foreign currency translation gain and loss (net of tax), unrealized gain and loss from available-for-sale investments (net of tax) and reclassification to statements of operations of gain and loss from available-for-sale investments (net of tax).
Recently Issued Accounting Pronouncements—In February 2015, the Financial Accounting Standards Board (FASB) issued new guidance amending the current accounting for consolidation of certain legal entities. These amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in certain investment funds. This new guidance will be effective for the Company’s first quarter of 2016. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.
In August 2014, the FASB issued new guidance regarding disclosure of going concern uncertainties in the financial statements. The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued at each annual and interim reporting period. This new guidance will be effective for the Company’s first quarter of 2017. The Company does not anticipate that the adoption of this new guidance will have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for the Company's first quarter of 2017 and requires either a retrospective or a modified retrospective approach to adoption. Early application is prohibited. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures, as well as the available transition methods.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangible Assets
Goodwill and intangible assets recorded in the Company's consolidated statements of financial condition relate to the acquisition of Cohen & Steers Europe SPRL (formerly known as Cohen & Steers Europe S.A.) during 2006. During 2013, the customer contracts of Cohen & Steers Europe SPRL were novated to CSCM or Cohen & Steers UK Limited.
The following summarizes the changes in the Company's goodwill and intangible assets during the years ended December 31, 2014 and 2013 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2013	$20,122	$540	$1,250
Currency revaluation	550	—	—
Amortization during 2013	—	(89)	—
Balance at December 31, 2013	$20,672	$451	$1,250
Currency revaluation	(1,552)	—	—
Amortization during 2014	—	(89)	—
Balance at December 31, 2014	$19,120	$362	$1,250

The following is a summary of the intangible assets at December 31, 2014 and December 31, 2013 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2014
Amortized intangible assets:
Client relationships	48	$1,543	$(1,181)	$362
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,181)	$1,612
2013
Amortized intangible assets:
Client relationships	60	$1,543	$(1,092)	$451
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,092)	$1,701

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expenses related to the intangible assets was approximately $89,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2015	$89
2016	89
2017	89
2018	95
2019	—
Total	$362
4. Investments
The following is a summary of the Company's investments as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31,
	2014	2013
Trading investments	$9,509	$15,668
Equity method investments	28,550	24,724
Available-for-sale investments	21,269	10,449
Trading and equity method investments
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), which was launched by the Company in May 2014, is an open-end mutual fund for which the Company is the investment adviser. As of December 31, 2014, the Company owned the majority of the outstanding voting interest in CDF. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO), which was launched by the Company in December 2013, is an open-end mutual fund for which the Company is the investment adviser. The Company owned the majority of the outstanding voting interest in MLO through October 31, 2014. Accordingly, the underlying assets and liabilities and results of operations of MLO had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. As a result of additional third-party subscriptions into the fund, effective November 1, 2014, the Company no longer owned the majority of the outstanding voting interest in MLO, however it was determined that the Company had significant influence over MLO. Accordingly, effective November 1, 2014, the Company began recording its investment in MLO using the equity method of accounting.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company owned all of the voting interest in ACOM through September 30, 2014. Accordingly, the underlying assets and liabilities and results of operations of ACOM had been included in the Company's consolidated financial statements. As a result of third-party investments into the fund, effective October 1, 2014, the Company no longer held a controlling financial interest in ACOM. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's consolidated financial statements. As the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity method of accounting. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 13 for further discussion regarding the Company's co-investment commitment. As of December 31, 2014, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's consolidated financial statements.
Cohen & Steers Real Assets Fund, Inc. (RAP), which was launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment adviser. The Company had a controlling financial interest in RAP through July 31, 2013 and therefore, the underlying assets and liabilities and results of operations of RAP had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. During the period of August 1, 2013 through September 30, 2014, as a result of additional third-party subscriptions into the fund, the Company no longer held a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, the Company recorded its investment in RAP using the equity method of accounting. Effective September 30, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer has significant influence over RAP. Accordingly, the Company began recording its investment in RAP as available-for-sale investments.
Prior to its liquidation in April 2014, the Company owned the majority of the voting interests in Cohen & Steers Global Real Estate Long-Short Fund, L.P. (the Onshore Fund). Accordingly, the underlying assets and liabilities and results of operations of the Onshore Fund had been included in the Company's consolidated financial statements. The Onshore Fund was structured as a partnership and the Company was the general partner and investment adviser of the fund.
The Cohen & Steers Global Real Estate Long-Short Offshore Fund, L.P. (the Offshore Fund), which was liquidated in April 2014, was structured as a partnership. The Company was the general partner and investment adviser of the Offshore Fund for which it received a management fee and was entitled to receive a performance fee, if earned. The Company determined that the Offshore Fund was not a VIE as the limited partners, unaffiliated with the Company, had the ability to dissolve the fund with a majority vote. As a result, the Company did not have financial control and the Offshore Fund was not consolidated into the Company's consolidated financial statements. As the general partner, the Company had significant influence over the financial decisions of the Offshore Fund and therefore recorded its investment in this fund using the equity method of accounting. The Company’s equity interest in the Offshore Fund represented a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings.
The following is the condensed statement of financial condition for the aggregate of the Company's equity method investments as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31,
	2014	2013
Total assets	$166,111	$163,072
Total liabilities	5,434	757
Net assets	160,677	162,315

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the condensed statement of operations for the aggregate of the Company's equity method investments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31, (1)
	2014	2013	2012
Total revenue	$2,896	$1,142	$1,524
Total expenses	2,019	1,985	2,618
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(14,827)	12,833	6,188
Net (loss) income	$(13,950)	$11,990	$5,094
_________________________
(1)    Amounts are included only for the time in which the investees were accounted for under the equity method.
The following is a summary of the fair value of trading investments and equity method investments as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$7,612	$7,300	$—
CDF	7,000	—	—	—
GRP-CIP	2,509	—	2,740	—
GRP-TE	—	111	—	116
MLO	—	20,827	5,125	—
Offshore Fund	—	—	—	412
Onshore Fund	—	—	503	—
RAP	—	—	—	24,196
Total	$9,509	$28,550	$15,668	$24,724
Gain (loss) from trading investments—net for the years ended December 31, 2014, 2013 and 2012, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Years Ended December 31,
	2014	2013	2012
ACOM	$(505)	$(484)	$—
CDF	(2,804)	—	—
GLIF	—	—	142
GRP-CIP	151	356	55
MLO	1,567	155	—
Onshore Fund	24	495	2,994
RAP	—	(7,134)	891
Total (loss) gain from trading investments—net	$(1,567)	$(6,612)	$4,082

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity in earnings (losses) of affiliates for the years ended December 31, 2014, 2013 and 2012 are summarized below (in thousands):

	Years Ended December 31,
	2014	2013	2012
ACOM	$(1,228)	$—	$—
GRP-TE	11	13	—
MLO	(1,511)	—	—
Offshore Fund	20	149	1,050
RAP	753	678	—
Total equity in earnings (losses) of affiliates	$(1,955)	$840	$1,050
Available-for-sale investments
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,043	$54	$(2)	$1,095
Common stocks	5,366	627	(155)	5,838
Company-sponsored mutual funds	15,010	4	(678)	14,336
Total available-for-sale investments	$21,419	$685	$(835)	$21,269
_________________________
(1)    At December 31, 2014, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$4,142	$183	$(40)	$4,285
Common stocks	5,400	698	(132)	5,966
Company-sponsored mutual funds	197	1	—	198
Total available-for-sale investments	$9,739	$882	$(172)	$10,449
_________________________
(1)    At December 31, 2013, there were no securities with unrealized losses continuously for a period of more than 12 months.
The aggregate fair value of available-for-sale investments in an unrealized loss position was approximately $15,875,000 and $1,785,000 at December 31, 2014 and December 31, 2013, respectively.
Unrealized losses on available-for-sale investments as of December 31, 2014 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of December 31, 2014, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales proceeds, gross realized gains and losses from available-for-sale investments for the years ended December 31, 2014, 2013 and 2012 are summarized below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Proceeds from sales	$12,704	$26,541	$25,736
Gross realized gains	2,251	2,743	1,918
Gross realized losses	(210)	(484)	(681)
5. Fair Value
Codification Topic 820, Fair Value Measurement (ASC 820) specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the year ended ended December 31, 2014.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents fair value measurements as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$59,281	$—	$—	$59,281
Trading investments
Fixed income securities	$—	$7,000	$—	$7,000
Limited partnership interests	—	—	2,509	2,509
Total trading investments	$—	$7,000	$2,509	$9,509
Equity method investments	$20,827	$7,612	$111	$28,550
Available-for-sale investments
Preferred securities	$1,095	$—	$—	$1,095
Common stocks	5,838	—	—	5,838
Company-sponsored mutual funds	14,336	—	—	14,336
Total available-for-sale investments	$21,269	$—	$—	$21,269
Derivatives - assets
Foreign exchange contracts	$—	$505	$—	$505
Commodity contracts	234	—	—	234
Total derivatives - assets	$234	$505	$—	$739
Derivatives - liabilities
Foreign exchange contracts	$—	$12	$—	$12
Commodity contracts	754	—	—	754
Total derivatives - liabilities	$754	$12	$—	$766
_________________________
(1) Comprised of investments in actively traded money market funds measured at net asset value.
Trading investments classified as level 2 in the above table were primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.
Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in non-registered real estate funds which are valued based on the net asset values of the underlying funds and private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.
Equity method investments classified as level 2 in the above table represent the carrying amount of the Company's partnership interest in ACOM, which approximates its fair value based on the fund's net asset value. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 15 days and there are no significant restrictions to redemption.
Equity method investments classified as level 3 in the above table represent the carrying amount of the Company's partnership interests in GRP-TE, which approximate its fair value based on the fund's net asset value. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2014, the Company did not have the ability to redeem its investment in GRP-TE.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents fair value measurements as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$61,551	$—	$—	$61,551
Trading investments
Common stocks	$5,125	$—	$503	$5,628
Fixed income securities	—	7,300	—	7,300
Limited partnership interests	—	—	2,740	2,740
Total trading investments	$5,125	$7,300	$3,243	$15,668
Equity method investments	$24,196	$—	$528	$24,724
Available-for-sale investments
Preferred securities	$960	$—	$3,325	$4,285
Common stocks	5,966	—	—	5,966
Company-sponsored mutual funds	198	—	—	198
Total available-for-sale investments	$7,124	$—	$3,325	$10,449
Derivatives - assets
Foreign exchange contracts	$—	$398	$—	$398
Commodity contracts	305	—	—	305
Total derivatives - assets	$305	$398	$—	$703
Derivatives - liabilities
Commodity contracts	$275	$—	$—	$275
Total derivatives - liabilities	$275	$—	$—	$275
_________________________
(1) Comprised of investments in actively traded money market funds measured at net asset value.
Trading investments classified as level 2 in the above table were primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.
Trading investments classified as level 3 in the above table were comprised of investments in the common stock of a privately held bank holding company and limited partnership interests. The investments in the common stock of a privately held bank holding company were valued by the Company's valuation committee using a market approach which utilized market multiples derived from a set of comparable public companies. The limited partnership interests represent the Company's co-investments through GRP-CIP. The methodology used to value the investments held by GRP-CIP was changed during the year ended December 31, 2013 as the transaction cost was no longer a reasonable approximation of value due to the passage of time.
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
Available-for-sale investments classified as level 3 in the above table were comprised of an auction rate preferred security of a closed-end fund which was measured at fair value using a third-party pricing service which utilized a combination of a market approach based on the quoted prices for identical or similar instruments in markets that are not active and an income approach in which the expected cash flows of the securities were discounted back to the measurement date. The Company reviewed the fair value provided by the pricing service and confirmed its understanding of the methodology utilized.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013 (in thousands):

	Trading Investments		Equity Method Investments		Available-for-sale investments
	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund		Preferred Securities
Balance at January 1, 2013	$1,168	$2,142	$89		$3,080
Purchases / contributions	—	393	15		—
Sales / distributions	(419)	(151)	(7,066)		—
Realized (losses) gains	(211)	11	—		—
Unrealized (losses) gains (1)	(35)	345	54		245
Transfers into level 3	—	—	7,436	(2)	—
Balance at December 31, 2013	$503	$2,740	$528		$3,325
Purchases / contributions	—	625	18		—
Sales / distributions	(527)	(721)	(457)		(4,000)
Realized gains	24	64	—		675
Unrealized (losses) gains (1)	—	(199)	22		—
Transfers into (out of) level 3	—	—	—		—
Balance at December 31, 2014	$—	$2,509	$111		$—

_________________________

(1)	Pertains to unrealized gains (losses) from securities held at December 31, 2014 and 2013, respectively.

(2)
Transferred from level 2 to level 3 during the year ended December 31, 2013 due to the imposition of redemption restrictions on the Company's investment in connection with the winding down of the operations of the Offshore Fund.

Realized gains (losses) from investments classified as trading investments, equity method investments and available-for-sale investments in the above table were recorded as gain (loss) from trading investments, equity in earnings (losses) of affiliates and gain (loss) from available-for-sale investments, respectively, in the Company's consolidated statements of operations. Unrealized gains (losses) from investments classified as trading investments and equity method investments in the above table were recorded as gain (loss) from trading investments and equity in earnings (losses) of affiliates, respectively, in the Company's consolidated statements of operations. Unrealized gains (losses) from available-for-sale investments in the above table were recorded as unrealized gain (loss) from available-for-sale investments in the Company's consolidated statements of comprehensive income.
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors. Such

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments are valued on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by the Company's valuation committee which is comprised of senior members from various departments within the Company, including investment management. The valuation committee provides independent oversight of the valuation policies and procedures.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2014 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,465	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9% - 15% 8% - 8.5% $15.00 - 17.00 psf
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$11,349	$505	$222	$12
Total commodity contracts	6,095	234	8,977	754
Total derivatives	$17,444	$739	$9,199	$766

	December 31, 2013
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$10,853	$398	$—	$—
Total commodity contracts	8,115	305	5,738	275
Total derivatives	$18,968	$703	$5,738	$275
Cash included in due from broker in the consolidated statement of financial condition of approximately $422,000 and $2,110,000 as of December 31, 2014 and December 31, 2013, respectively, was held as collateral for futures contracts. Securities included in trading investments in the consolidated statement of financial condition of approximately $650,000 and $7,300,000 as of December 31, 2014 and December 31, 2013, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the years ended December 31, 2014, 2013 and 2012 are summarized below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Equity contracts	$—	$(584)	$125
Foreign exchange contracts	95	(218)	686
Commodity contracts	(3,280)	(3,689)	(517)
Credit contracts	—	(21)	(38)
Total derivatives	$(3,185)	$(4,512)	$256

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment
The following is a summary of property and equipment as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Equipment	$6,536	$8,606
Furniture and fixtures	2,024	3,487
Software	15,479	13,405
Leasehold improvements	9,358	11,374
Subtotal	33,397	36,872
Less: Accumulated depreciation and amortization	(22,208)	(27,048)
Property and equipment, net	$11,189	$9,824

Depreciation and amortization expense related to property and equipment was $4,535,000, $5,517,000 and $5,473,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Depreciation and amortization expense is recorded using the straight-line method over the estimated useful lives of the related assets which range from 3-7 years.
8. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share are computed using the treasury stock method.
No anti-dilutive common stock equivalents were excluded from the computation for the years ended December 31, 2014, 2013 and 2012.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Net income	$75,734	$63,255	$67,896
Less: Net (income) loss attributable to redeemable noncontrolling interest	(224)	4,864	(1,779)
Net income attributable to common stockholders	$75,510	$68,119	$66,117
Basic weighted average shares outstanding	44,788	44,272	43,766
Dilutive potential shares from restricted stock units	855	811	716
Diluted weighted average shares outstanding	45,643	45,083	44,482
Basic earnings per share attributable to common stockholders	$1.69	$1.54	$1.51
Diluted earnings per share attributable to common stockholders	$1.65	$1.51	$1.49

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 16.0 million shares of common stock may be granted under the SIP. At December 31, 2014, RSUs with respect to approximately 12.7 million shares of common stock were issued. Total compensation cost related to unvested RSUs not yet recognized was approximately $34,343,000 at December 31, 2014 and is expected to be recognized over approximately the next three years.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company has granted awards of vested RSUs to the independent directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of the grant. Dividends declared during the delayed delivery period are paid to the directors in cash. From time to time, the Company grants awards of vested RSUs to certain employees pursuant to the SIP. These grants are usually delivered pro-rata over four years. At December 31, 2014, vested RSUs with respect to approximately 28,000 shares of common stock were outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $352,000, $300,000 and $326,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table sets forth activity relating to the Company's granted awards of vested RSUs under the SIP for awards to the independent directors and certain employees (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	45	$19.90
Granted	10	31.77
Delivered	(21)	13.79
Balance at December 31, 2012	34	27.46
Granted	9	33.83
Delivered	(14)	22.79
Balance at December 31, 2013	29	31.47
Granted	9	39.67
Delivered	(10)	29.12
Balance at December 31, 2014	28	34.93
Unvested Restricted Stock Unit Grants
The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Except in circumstances where a dividend is determined to be an extraordinary dividend in the sole discretion of the Company's Compensation Committee (in which case dividend equivalents are accrued on such RSUs in the form of additional unvested RSUs), dividends are not paid to the holders of such unvested RSUs. At December 31, 2014, RSUs with respect to approximately 690,000 shares of common stock were outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $8,590,000, $8,491,000 and $7,328,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company's granted awards under the above mentioned plans (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	1,279	$22.21
Granted	100	32.34
Delivered	(346)	23.57
Forfeited	(54)	20.75
Balance at December 31, 2012	979	22.85
Granted	305	34.20
Delivered	(307)	21.95
Forfeited	(27)	25.28
Balance at December 31, 2013	950	26.72
Granted	110	37.33
Delivered	(361)	24.45
Forfeited	(9)	25.69
Balance at December 31, 2014	690	29.62
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically pays a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). Prior to performance year 2013, employees could also elect to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of vested RSUs (Voluntary Program). These RSUs were issued pursuant to the SIP. Prior to performance year 2013, under both plans, the Company matched a predetermined amount of the employee contribution in the form of unvested RSUs. Dividend equivalents are accrued on the deferred compensation awards and the matches in the form of additional unvested RSUs. The RSUs under the Mandatory Program, including the Company match, will vest and be delivered pro-rata over four years. The dividend equivalents issued under the Mandatory Program vest and will be delivered four years after the date of the associated original grant. The RSUs granted under the Voluntary Program vest immediately at the date of grant and will be delivered three years after the date of grant. The Company match and dividend equivalents under the Voluntary Program vest and will be delivered three years after the date of the original grant. The fair value at the date of grant of the RSUs under the Mandatory Program and the matching under both programs is expensed on a straight-line basis. On May 8, 2012, the Company discontinued the company match on amounts deferred under the Mandatory Program. All historical grants made pursuant to the company match on amounts deferred under the Mandatory Program will continue to vest and be delivered in accordance with the previous schedule. Further, on May 8, 2012, the Company discontinued the Voluntary Program, commencing with performance year 2013. All historical grants made pursuant to the Voluntary Program, as well as the Company match on such grants, will continue to vest and/or be delivered in accordance with the previous schedule. All employees that made an election to voluntarily defer a portion of their 2012 year-end bonus were permitted to defer such optional deferred amount, and received a matching contribution from the company on such optional deferred amount.
As of December 31, 2014, approximately 1,412,000 and 42,000 RSUs under the Mandatory Program and Voluntary Program, respectively, including matching and dividend equivalents, were outstanding. In connection with the grant of the vested RSUs issued under the Voluntary Program, the Company recorded a non-cash stock-based compensation expense, including amortization on the matching component, of approximately $116,000, $113,000, and $577,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense, net of forfeitures, related to the unearned stock-based compensation of the Mandatory Program, including the matching component, was approximately $16,178,000, $12,863,000 and $10,069,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company's incentive bonus plans, including Company match and dividend equivalents (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	1,132	$25.88
Granted	692	33.38
Delivered	(464)	24.72
Forfeited	(46)	30.88
Balance at December 31, 2012	1,314	30.07
Granted	587	33.55
Delivered	(400)	27.79
Forfeited	(70)	32.13
Balance at December 31, 2013	1,431	32.03
Granted	522	36.67
Delivered	(472)	30.84
Forfeited	(27)	34.29
Balance at December 31, 2014	1,454	34.04

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees was 600,000. For the years ended December 31, 2014, 2013 and 2012, approximately 14,000, 13,000 and 16,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2014, 2013 and 2012, the Company recorded a non-cash stock-based compensation expense of approximately $87,000, $72,000 and $76,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, or (2) issuance of all of the shares reserved for issuance under the ESPP.
10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2014, 2013 and 2012.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company's contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2014, 2013 and 2012 totaled approximately $83,000, $176,000 and $72,000, respectively.
Matching contributions, net of forfeitures, to the Plan totaled approximately $1,074,000, $1,462,000 and $1,110,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Investment advisory and administration fees	$210,316	$190,058	$155,931
Distribution and service fees	14,667	14,359	11,334
	$224,983	$204,417	$167,265
For the year ended December 31, 2012, the Company had investment advisory agreements with certain affiliated closed-end funds, pursuant to which the Company contractually waived approximately $299,000 of advisory fees it was otherwise entitled to receive. There were no such fees waived for the years ended December 31, 2014 and 2013. These investment advisory agreements contractually required the Company to waive a portion of the advisory fees the Company otherwise would charge for up to 10 years from the respective fund's inception date. The board of directors of these mutual funds must approve the renewal of the advisory agreements each year, including any reduction in advisory fee waivers scheduled to take effect during that year. As of December 31, 2014, there were no additional scheduled reductions in advisory fee waivers for any fund.
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored mutual funds for the years ended December 31, 2014, 2013 and 2012 are summarized below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Proceeds from sales	$192	$10,715	$103
Gross realized gains	—	615	4
Gross realized losses	(3)	—	—
Dividend income	390	9	3
The Company has agreements with certain affiliated open-end mutual funds and closed-end funds to reimburse certain fund expenses. For the years ended December 31, 2014, 2013 and 2012, expenses of approximately $9,218,000, $9,332,000 and $6,345,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at December 31, 2014 and 2013 are receivables due from Company-sponsored mutual funds of approximately $19,750,000 and $18,026,000, respectively.
12. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of December 31, 2014, CSS had net capital of approximately $1,440,000, which exceeded its requirements by approximately $1,281,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from the SEC’s Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the non-U.S. subsidiaries of the Company (collectively, the Foreign Regulated Entities) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority. As of December 31, 2014, the Foreign Regulated Entities had aggregate regulatory capital of approximately $58,806,000, which exceeded requirements by approximately $56,611,000. Effective December 31, 2013, Cohen & Steers Europe SPRL requested, and was granted, a withdrawal of its investment services license with the Belgium Financial Services and Markets Authority.
13. Commitments and Contingencies
The Company leases office space under noncancelable operating leases expiring at various dates through January 2024. On June 29, 2012, the Company extended the lease for its corporate headquarters in New York City for an added 10 year period through January 2024. The Company also leases certain computer and office equipment under noncancelable operating leases expiring at various dates through December 2019. The aggregate minimum future payments under the leases are as follows (in thousands):

Years Ended December 31,	Operating Leases
2015	$11,354
2016	11,025
2017	10,213
2018	9,838
2019	10,580
Thereafter	42,859
$95,869

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $10,103,000, $10,067,000 and $8,535,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Sublease rental income received for the years ended December 31, 2014, 2013 and 2012 was approximately $70,000, $876,000 and $1,025,000, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the reminder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of December 31, 2014, the Company has funded approximately $3.2 million with respect to this commitment. The actual timing of the funding of this commitment is currently unknown, as the drawdown of the Company's commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's consolidated statements of financial condition as of December 31, 2014.
14. Income Taxes
The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 includes U.S. federal, state, local and foreign taxes. The effective tax rate for the year ended December 31, 2014 was approximately 38%. The effective tax rate of approximately 37.6% for the year ended December 31, 2013 included discrete items, the most significant of which was attributable to the launch costs for Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed-end fund. Excluding the discrete items, the effective tax rate for the year ended December 31, 2013 was approximately 38%. The effective tax rate of approximately 35.5% for the year ended December 31, 2012 included discrete items, the most significant of which was attributable to the launch costs for Cohen & Steers Limited Duration Preferred and Income Fund, Inc., a closed-end fund. Excluding the discrete items, the effective tax rate for the year ended December 31, 2012 was approximately 36%.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $73,425,000 as of December 31, 2014. The determination of the additional deferred taxes that have not been provided is not practicable because of the complexities of the hypothetical calculation.
The income before provision for income taxes and provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income before provision for income taxes - U.S.	$108,452	89,963	89,828
Income before provision for income taxes - Non-U.S.	13,562	14,401	14,475
Total income before provision for income taxes	$122,014	$104,364	$104,303

Current taxes:
U.S. federal	$38,711	$36,490	$29,723
State and local	4,966	5,025	3,754
Non-U.S.	2,882	2,681	3,103
	46,559	44,196	36,580
Deferred taxes:
U.S. federal	(96)	(2,754)	(92)
State and local	(12)	(379)	(12)
Non-U.S.	(171)	46	(69)
	(279)	(3,087)	(173)
Provision for income taxes	$46,280	$41,109	$36,407

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
Significant components of the Company's net deferred income tax asset at December 31, 2014 and 2013 consist of the following (in thousands):

	At December 31,
	2014	2013
Deferred income tax assets (liabilities):
Stock-based compensation	$8,923	$7,953
Non-deductible realized loss on investments	5,565	6,706
Dividend equivalents on unvested restricted stock units	5,204	4,504
Unrealized loss (gain) on investments	840	(1,296)
Other	981	1,687
Subtotal	21,513	19,554
Less: valuation allowance	(6,405)	(5,410)
Deferred income tax asset - net	$15,108	$14,144
The Company had capital loss carryforwards of approximately $11,700,000 and $11,300,000 for the years ended December 31, 2014 and December 31, 2013 which, if unused, will expire in years 2015 to 2019. The valuation allowance on the net deferred income tax asset increased approximately $995,000 during the year ended December 31, 2014.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2014, the Company had approximately $6,346,000 of total gross unrecognized tax benefits. Of this total, approximately $4,076,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective tax rate in future periods. The Company expects to reduce its unrecognized tax benefits by $430,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2012	$4,712
Addition for tax positions of current year	933
Addition for tax positions of prior years	74
Reduction of tax positions from prior years	(820)
Gross unrecognized tax benefits balance at December 31, 2012	$4,899
Addition for tax positions of current year	1,421
Addition for tax positions of prior years	1,597
Reduction of tax positions from prior years	(1,990)
Gross unrecognized tax benefits balance at December 31, 2013	$5,927
Addition for tax positions of current year	1,230
Addition for tax positions of prior years	90
Reduction of tax positions from prior years	(901)
Gross unrecognized tax benefits balance at December 31, 2014	$6,346
The Company recognizes potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2014 and 2013, the Company had approximately $1,267,000 and $1,170,000, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2010 through 2014 remain open to examination by various taxing jurisdictions.
A reconciliation of the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	4.5%	4.8%	4.4%
Non-deductible loss on investments	0.6%	—%	—%
Reserve adjustments	—%	0.6%	(0.1)%
Non-taxable gain on investments	—%	(0.3)%	(1.2)%
Foreign operations tax differential	(2.2)%	(2.5)%	(2.4)%
Other	0.1%	—%	(0.2)%
Effective income tax rate	38.0%	37.6%	35.5%
15. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following affiliated fund and third-party institutional separate account relationship provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$45,904	$42,618	$36,853
Percent of total revenue	15%	14%	13%
One Institutional Separate Account Relationship:
Investment advisory and administration fees	$37,505	$36,704	$40,904
Portfolio consulting and other	1,970	5,510	12,000
Total	$39,475	$42,214	$52,904
Percent of total revenue	13%	14%	19%
The table below presents revenue by client domicile for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$256,137	$238,591	$204,872
Non - U.S.
Japan	40,179	42,603	53,356
Other	17,618	16,519	15,325
Total	$313,934	$297,713	$273,553

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Financial Data (unaudited)
The table below presents selected quarterly financial data for 2014 and 2013. The data presented should be read in conjunction with the consolidated financial statements of Cohen & Steers, Inc. and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included herein (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total
2014
Revenue	$72,835	$78,412	$80,845	$81,842	$313,934
Operating income	27,596	29,668	32,327	32,350	121,941
Net income attributable to common stockholders	19,445	22,183	18,184	15,698	75,510
Earnings per share attributable to common stockholders:
Basic	0.44	0.49	0.41	0.35	1.69
Diluted	0.43	0.49	0.40	0.34	1.65
Weighted-average shares outstanding:
Basic	44,633	44,825	44,839	44,852	44,788
Diluted	45,483	45,530	45,689	45,866	45,643

2013
Revenue	$72,459	$77,796	$74,026	$73,432	$297,713
Operating income	20,710	28,557	27,719	29,356	106,342
Net income attributable to common stockholders	15,141	15,282	18,283	19,413	68,119
Earnings per share attributable to common stockholders:
Basic	0.34	0.34	0.41	0.44	1.54
Diluted	0.34	0.34	0.41	0.43	1.51
Weighted-average shares outstanding:
Basic	44,137	44,306	44,317	44,325	44,272
Diluted	44,882	45,002	45,106	45,338	45,083
17. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that required disclosure and/or adjustment.
On February 26, 2015, CNS declared a quarterly dividend on its common stock in the amount of $0.25 per share. This dividend will be payable on March 26, 2015 to stockholders of record at the close of business on March 13, 2015.

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
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

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