Form 10-Q
period 2015-03-31
COHEN & STEERS INC
filed 2015-05-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 5, 2015 was 45,414,522.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2015 and December 31, 2014	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2015 and 2014	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2015 and 2014	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Three Months Ended March 31, 2015 and 2014	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2015 and 2014	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information *

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

Signatures		34
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You may identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014 (the Form 10-K), which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$99,493	$124,938
Trading investments (1)	9,395	9,509
Equity method investments	27,465	28,550
Available-for-sale investments	21,320	21,269
Accounts receivable	54,935	43,392
Due from broker	1,315	1,805
Income tax receivable	5,839	56
Property and equipment—net	10,136	11,189
Goodwill	17,862	19,120
Intangible assets—net	1,590	1,612
Deferred income tax asset—net	—	15,108
Other assets	5,652	4,173
Total assets	$255,002	$280,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$6,651	$28,300
Deferred rent	5,677	5,728
Income tax payable	1,164	4,141
Other liabilities and accrued expenses	13,074	13,964
Total liabilities	26,566	52,133
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	797	607
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,630,490 and 48,593,812 shares issued at March 31, 2015 and December 31, 2014, respectively	496	486
Additional paid-in capital	500,604	489,266
Accumulated deficit	(133,574)	(142,786)
Accumulated other comprehensive income, net of tax	(3,775)	(1,582)
Less: Treasury stock, at cost, 4,236,934 and 3,800,920 shares at March 31, 2015 and December 31, 2014, respectively	(136,112)	(117,403)
Total stockholders’ equity	227,639	227,981
Total liabilities and stockholders’ equity	$255,002	$280,721
_________________________
(1) Includes $622 and $650 held as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF) as of March 31, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Investment advisory and administration fees	$77,752	$67,564
Distribution and service fees	3,906	3,470
Portfolio consulting and other	2,157	1,801
Total revenue	83,815	72,835
Expenses:
Employee compensation and benefits	25,983	24,035
Distribution and service fees	9,251	8,304
General and administrative	12,463	11,093
Depreciation and amortization	1,052	1,262
Amortization of deferred commissions	517	545
Total expenses	49,266	45,239
Operating income	34,549	27,596
Non-operating income:
Interest and dividend income—net	299	239
(Loss) gain from trading investments—net	(451)	983
Gain from available-for-sale investments—net	100	1,076
Equity in (losses) earnings of affiliates	(1,081)	935
Other losses	(419)	(52)
Total non-operating (loss) income	(1,552)	3,181
Income before provision for income taxes	32,997	30,777
Provision for income taxes	12,226	11,177
Net income	20,771	19,600
Less: Net loss (income) attributable to redeemable noncontrolling interest	45	(155)
Net income attributable to common stockholders	$20,816	$19,445

Earnings per share attributable to common stockholders:
Basic	$0.46	$0.44
Diluted	$0.45	$0.43
Dividends declared per share	$0.25	$0.22
Weighted average shares outstanding:
Basic	45,241	44,633
Diluted	45,980	45,483

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$20,771	$19,600
Less: Net loss (income) attributable to redeemable noncontrolling interest	45	(155)
Net income attributable to common stockholders	20,816	19,445
Foreign currency translation (loss) gain (net of tax of $0)	(2,078)	77
Net unrealized (loss) gain from available-for-sale investments (net of tax of $0)	(15)	1,090
Reclassification to statements of operations of gain from available-for-sale investments (net of tax of $0)	(100)	(1,076)
Other comprehensive (loss) income	(2,193)	91
Total comprehensive income attributable to common stockholders	$18,623	$19,536

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Three Months Ended March 31, 2015 and 2014
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2014	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends	—	—	(10,015)	—	—	(10,015)	—	—
Issuance of common stock	8	157	—	—	—	165	—	775
Repurchase of common stock	—	—	—	—	(10,593)	(10,593)	—	(291)
Tax benefits associated with restricted stock units—net	—	2,533	—	—	—	2,533	—	—
Issuance of restricted stock units	—	272	—	—	—	272	—	—
Amortization of restricted stock units—net	—	5,907	—	—	—	5,907	—	—
Net income	—	—	19,445	—	—	19,445	155	—
Other comprehensive income, net of tax	—	—	—	91	—	91	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	1,820	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(130)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(209)	—
Ending balance, March 31, 2014	$485	$466,007	$(121,936)	$3,080	$(116,274)	$231,362	$1,843	44,738

Beginning balance, January 1, 2015	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
Dividends	—	—	(11,604)	—	—	(11,604)	—	—
Issuance of common stock	10	221	—	—	—	231	—	1,037
Repurchase of common stock	—	—	—	—	(18,709)	(18,709)	—	(436)
Tax benefits associated with restricted stock units—net	—	4,790	—	—	—	4,790	—	—
Issuance of restricted stock units	—	375	—	—	—	375	—	—
Amortization of restricted stock units—net	—	5,952	—	—	—	5,952	—	—
Net income (loss)	—	—	20,816	—	—	20,816	(45)	—
Other comprehensive loss, net of tax	—	—	—	(2,193)	—	(2,193)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	235	—
Ending balance, March 31, 2015	$496	$500,604	$(133,574)	$(3,775)	$(136,112)	$227,639	$797	45,394
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$20,771	$19,600
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	5,990	5,932
Amortization of deferred commissions	517	545
Depreciation and amortization	1,052	1,262
Deferred rent	(51)	1,532
Loss (gain) from trading investments—net	451	(983)
Equity in losses (earnings) of affiliates	1,081	(935)
Gain from available-for-sale investments—net	(100)	(1,076)
Deferred income taxes	12,879	4,828
Foreign currency (gain) loss	(852)	760
Changes in operating assets and liabilities:
Accounts receivable	(10,691)	(9,344)
Due from broker	490	225
Deferred commissions	(668)	(366)
Trading investments	(337)	(1,204)
Income tax receivable	(5,783)	43
Other assets	(1,304)	381
Accrued compensation	(21,624)	(18,695)
Income tax payable	(402)	192
Other liabilities and accrued expenses	(1,077)	(2,792)
Net cash provided by (used in) operating activities	342	(95)
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	4	22
Purchases of available-for-sale investments	(1,409)	(2,099)
Proceeds from sales of available-for-sale investments	1,366	6,609
Purchases of property and equipment	—	(705)
Net cash (used in) provided by investing activities	(39)	3,827
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	4,674	2,427
Issuance of common stock	200	139
Repurchase of common stock	(18,709)	(10,593)
Dividends to stockholders	(11,354)	—
Distributions to redeemable noncontrolling interest	—	(130)
Contributions from redeemable noncontrolling interest	235	1,820
Net cash used in financing activities	(24,954)	(6,337)
Net decrease in cash and cash equivalents	(24,651)	(2,605)
Effect of foreign exchange rate changes on cash and cash equivalents	(794)	73
Cash and cash equivalents, beginning of the period	124,938	128,277
Cash and cash equivalents, end of the period	$99,493	$125,745

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the three months ended March 31, 2015 and 2014, the Company paid taxes, net of tax refunds, of approximately $805,000 and $3,697,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the three months ended March 31, 2015 and 2014, the Company issued fully vested restricted stock units in the amount of $125,000 and $104,000, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $250,000 and $167,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers Asia Limited (CSAL), Cohen & Steers UK Limited (CSUK) and Cohen & Steers Japan, LLC (collectively, the Company).
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

2. Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Due from Broker—The Company conducts business, primarily through its consolidated seed investments, with brokers for certain of its investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from broker balance represents cash and cash equivalents balances at brokers/custodians and net receivables and payables for unsettled security transactions.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date.
Investments classified as trading represent securities held within the affiliated funds that the Company consolidates and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading investments—net in the Company’s condensed consolidated statements of operations.
Investments classified as equity method investments are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of March 31, 2015, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition. As of March 31, 2015, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end mutual funds and closed-end funds. Investment advisory fees are earned pursuant to the terms of underlying advisory contracts, and are based on a contractual fee rate applied to the assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end mutual funds and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized as such fees are earned.
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
Pursuant to distribution plans with the Company's sponsored open-end mutual funds, CSS receives distribution fees of up to 25bps for Class A shares, 75bps for Class C shares and 50bps for Class R shares. CSS also receives shareholder servicing fees of up to 10bps on Class A shares, 25bps on Class C shares and 15bps on Class Z shares, pursuant to shareholder servicing plans with the funds. Effective October 1, 2014, the Company no longer receives shareholder servicing fees on Class Z shares.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, service fees and intermediary assistance payments. Distribution and service fee expense is recorded as incurred.
Distribution fee expense represents payments made to qualified dealers/institutions for (i) assistance in connection with the distribution of the Company's sponsored open-end mutual funds' shares and (ii) for other expenses such as advertising costs and printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (Rule 12b-1). CSS pays distribution fee expense based on the average daily net assets under management of up to 25bps on Class A shares, 75bps on Class C shares and 50bps on Class R shares.
Shareholder servicing fee expense represents payments made to qualified dealers/institutions for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. CSS pays service fee expenses based on the average daily net assets under management of up to 10bps on Class A shares, 25bps on Class C shares and 15bps on Class Z shares. Effective October 1, 2014, Class Z shares no longer pay shareholder service fees.
Intermediary assistance payments represent payments to qualified dealers/institutions for activities related to distribution, shareholder servicing and marketing and support of Company-sponsored open-end mutual funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management or the number of accounts being serviced.
Portfolio Consulting and Other—The Company earns portfolio consulting and other fees by: (i) providing portfolio consulting services in connection with model-based strategies accounts; (ii) earning a licensing fee for the use of the Company's proprietary indices; and (iii) providing portfolio monitoring services related to a number of unit investment trusts. This revenue is earned pursuant to the terms of the underlying contract, and the fee schedules for these relationships vary based on the type of services the Company provides for each relationship. This revenue is recognized as such fees are earned.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(3,524,000) and $(1,446,000) as of March 31, 2015 and December 31, 2014, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements—In May 2015, the Financial Accounting Standards Board (FASB) issued new guidance amending the current disclosure requirement for investments in certain entities that calculate net asset value per share. The guidance requires investments for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy. Instead, those investment amounts shall be provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial position. This new guidance will be effective for the Company’s first quarter of 2016. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures.
In February 2015, the FASB issued new guidance amending the current accounting for consolidation of certain legal entities. These amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in certain investment funds. This new guidance will be effective for the Company’s first quarter of 2016. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2015 and December 31, 2014, goodwill was approximately $17,862,000 and $19,120,000, respectively. The Company’s goodwill decreased by $1,258,000 for the three months ended March 31, 2015 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2015 and December 31, 2014 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
March 31, 2015:
Amortized intangible assets:
Client relationships	45	$1,543	$(1,203)	$340
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,203)	$1,590
December 31, 2014:
Amortized intangible assets:
Client relationships	48	$1,543	$(1,181)	$362
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,181)	$1,612

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended March 31, 2015 and 2014, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2015	$67
2016	89
2017	89
2018	95
2019	—
Total	$340

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4. Investments
The following is a summary of the Company's investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Trading investments	$9,395	$9,509
Equity method investments	27,465	28,550
Available-for-sale investments	21,320	21,269
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), which was launched by the Company in May 2014, is an open-end mutual fund for which the Company is the investment adviser. As of March 31, 2015, the Company owned the majority of the outstanding voting interest in CDF. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO), which was launched by the Company in December 2013, is an open-end mutual fund for which the Company is the investment adviser. The Company owned the majority of the outstanding voting interest in MLO through October 31, 2014. Accordingly, the underlying assets and liabilities and results of operations of MLO had been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. As a result of additional third-party subscriptions into the fund, effective November 1, 2014, the Company no longer owned the majority of the outstanding voting interest in MLO, however it was determined that the Company had significant influence over MLO. Accordingly, effective November 1, 2014, the Company began recording its investment in MLO using the equity method of accounting. As of March 31, 2015, the Company's ownership in MLO was approximately 23%.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company owned all of the voting interest in ACOM through September 30, 2014. Accordingly, the underlying assets and liabilities and results of operations of ACOM had been included in the Company's condensed consolidated financial statements. As a result of third-party investments into the fund, effective October 1, 2014, the Company no longer held a controlling financial interest in ACOM. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's condensed consolidated financial statements. As the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of March 31, 2015, the Company's ownership in ACOM was approximately 21%.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of March 31, 2015, the Company's ownership in GRP-TE was approximately 0.2%. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of March 31, 2015, the Company owned all of the voting interest in GRP-CIP. Accordingly, the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
Cohen & Steers Real Assets Fund, Inc. (RAP), which was launched by the Company on January 31, 2012, is an open-end mutual fund for which the Company is the investment adviser. During the period of August 1, 2013 through September 30, 2014, the Company did not hold a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, the Company recorded its investment in RAP using the equity method of accounting. Effective September 30, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer has significant influence over RAP. Accordingly, the Company began recording its investment in RAP as an available-for-sale investment.
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
The following is a summary of the fair value of trading investments and equity method investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$7,174	$—	$7,612
CDF	6,950	—	7,000	—
GRP-CIP	2,445	—	2,509	—
GRP-TE	—	109	—	111
MLO	—	20,182	—	20,827
Total	$9,395	$27,465	$9,509	$28,550

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Gain (loss) from trading investments—net for the three months ended March 31, 2015 and 2014, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
ACOM	$—	$537
CDF	(463)	—
GRP-CIP	12	10
MLO	—	412
Onshore Fund	—	24
Total (loss) gain from trading investments—net	$(451)	$983

Equity in earnings (losses) of affiliates for the three months ended March 31, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
ACOM	$(438)	$—
GRP-TE	2	20
MLO	(645)	—
Offshore Fund	—	11
RAP	—	904
Total equity in (losses) earnings of affiliates	$(1,081)	$935

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,079	$71	$(1)	$1,149
Common stocks	5,497	590	(165)	5,922
Company-sponsored mutual funds	15,010	7	(768)	14,249
Total available-for-sale investments	$21,586	$668	$(934)	$21,320
_________________________
(1)    At March 31, 2015, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,043	$54	$(2)	$1,095
Common stocks	5,366	627	(155)	5,838
Company-sponsored mutual funds	15,010	4	(678)	14,336
Total available-for-sale investments	$21,419	$685	$(835)	$21,269
_________________________
(1)    At December 31, 2014, there were no securities with unrealized losses continuously for a period of more than 12 months.
The aggregate fair value of available-for-sale investments in an unrealized loss position was approximately $16,038,000 and $15,875,000 at March 31, 2015 and December 31, 2014, respectively.
Unrealized losses on available-for-sale investments as of March 31, 2015 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of March 31, 2015, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the three months ended March 31, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$1,390	$6,750
Gross realized gains	169	1,106
Gross realized losses	(69)	(30)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the three months ended March 31, 2015.
The following table presents fair value measurements as of March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$58,389	$—	$—	$58,389
Trading investments
Fixed income securities	$—	$6,950	$—	$6,950
Limited partnership interests	—	—	2,445	2,445
Total trading investments	$—	$6,950	$2,445	$9,395
Equity method investments	$20,182	$7,174	$109	$27,465
Available-for-sale investments
Preferred securities	$1,149	$—	$—	$1,149
Common stocks	5,922	—	—	5,922
Company-sponsored mutual funds	14,249	—	—	14,249
Total available-for-sale investments	$21,320	$—	$—	$21,320
Derivatives - assets
Foreign exchange contracts	$—	$563	$—	$563
Commodity contracts	141	—	—	141
Total derivatives - assets	$141	$563	$—	$704
Derivatives - liabilities
Commodity contracts	$419	$—	$—	$419
Total derivatives - liabilities	$419	$—	$—	$419
_________________________
(1)    Comprised of investments in actively traded money market funds measured at net asset value.
Trading investments classified as level 2 in the above table were primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.
Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in non-registered real estate funds,

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

which are valued based on the net asset values of the underlying funds, and private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.
Equity method investments classified as level 2 in the above table represent the carrying amount of the Company's partnership interest in ACOM, which approximates its fair value based on the fund's net asset value. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 5 days and there are no significant restrictions to redemption.
Equity method investments classified as level 3 in the above table represent the carrying amount of the Company's partnership interest in GRP-TE, which approximates its fair value based on the fund's net asset value. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of March 31, 2015, the Company did not have the ability to redeem its investment in GRP-TE.
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
Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the net asset values of the underlying funds, and private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.
Equity method investments classified as level 2 in the above table represent the carrying amount of the Company's partnership interest in ACOM, which approximates its fair value based on the fund's net asset value. ACOM invests in

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in the fund monthly at net asset value per share with prior written notice of 5 days and there are no significant restrictions to redemption.
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
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2015 (in thousands):

	Trading Investments	Equity Method Investments
	Limited Partnership Interests	GRP-TE
Balance at January 1, 2015	$2,509	$111
Purchases / contributions	37	2
Sales / distributions	(113)	(6)
Realized gains	80	2
Unrealized losses (1)	(68)	—
Transfers into (out of) level 3	—	—
Balance at March 31, 2015	$2,445	$109

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at March 31, 2015.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2014 (in thousands):

	Trading Investments		Equity Method Investments	Available-for-sale investment
	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at January 1, 2014	$503	$2,740	$528	$3,325
Purchases / contributions	—	281	7	—
Sales / distributions	(527)	(721)	(29)	(4,000)
Realized gains	24	209	—	675
Unrealized (losses) gains (1)	—	(258)	31	—
Transfers into (out of) level 3	—	—	—	—
Balance at March 31, 2014	$—	$2,251	$537	$—

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at March 31, 2014.
Realized gains (losses) from investments classified as trading investments, equity method investments and available-for-sale investments in the above tables were recorded as gain (loss) from trading investments, equity in earnings (losses) of affiliates and gain (loss) from available-for-sale investments, respectively, in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from investments classified as trading investments and equity method investments in the above tables were recorded as gain (loss) from trading investments and equity in earnings (losses) of affiliates, respectively, in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

available-for-sale investments in the above tables were recorded as unrealized gain (loss) from available-for-sale investments in the Company's condensed consolidated statements of comprehensive income.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of March 31, 2015 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,403	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9.5% - 15% 8% - 8.5% $15.00 - 17.00 psf
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of March 31, 2015 (in thousands):

	March 31, 2015
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$23,103	$563	$—	$—
Total commodity contracts	4,202	141	7,571	419
Total derivatives	$27,305	$704	$7,571	$419
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of December 31, 2014 (in thousands):

	December 31, 2014
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$11,349	$505	$222	$12
Total commodity contracts	6,095	234	8,977	754
Total derivatives	$17,444	$739	$9,199	$766
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $140,000 and $422,000 as of March 31, 2015 and December 31, 2014, respectively, was held as collateral for futures contracts. Securities included in trading investments in the condensed consolidated statement of financial condition of approximately $622,000 and $650,000 as of March 31, 2015 and December 31, 2014, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three months ended March 31, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
Foreign exchange contracts	$71	$(168)
Commodity contracts	(465)	548
Total derivatives	$(394)	$380

7. Earnings Per Share
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
No anti-dilutive common stock equivalents were excluded from the computation for the three months ended March 31, 2015 and 2014.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income	$20,771	$19,600
Less: Net loss (income) attributable to redeemable noncontrolling interest	45	(155)
Net income attributable to common stockholders	$20,816	$19,445
Basic weighted average shares outstanding	45,241	44,633
Dilutive potential shares from restricted stock units	739	850
Diluted weighted average shares outstanding	45,980	45,483
Basic earnings per share attributable to common stockholders	$0.46	$0.44
Diluted earnings per share attributable to common stockholders	$0.45	$0.43

8. Income Taxes
The provision for income taxes for the three months ended March 31, 2015 includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37%. The effective tax rate for the three months ended March 31, 2014 was approximately 36.5%. The Company expects the tax rate for the full year 2015 to approximate 37%, excluding discrete items.
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

9. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of March 31, 2015, CSS had net capital of approximately $1,258,000, which exceeded its requirements by approximately $1,078,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of March 31, 2015, CSAL and CSUK had aggregate regulatory capital of approximately $64,826,000, which exceeded requirements by approximately $62,718,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Investment advisory and administration fees	$56,109	$48,137
Distribution and service fees	3,906	3,470
	$60,015	$51,607
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored mutual funds for the three months ended March 31, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$—	$192
Gross realized gains	—	—
Gross realized losses	—	(3)
Dividend income	—	—
The Company has agreements with certain affiliated open-end mutual funds and closed-end funds to reimburse certain fund expenses. For the three months ended March 31, 2015 and 2014, expenses of approximately $2,394,000 and $2,116,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at March 31, 2015 and December 31, 2014 are receivables due from Company-sponsored mutual funds of approximately $20,559,000 and $19,750,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of March 31, 2015, the Company has funded approximately $3.2 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of March 31, 2015.

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
On May 7, 2015, CNS declared a quarterly dividend on its common stock in the amount of $0.25 per share. The dividend will be payable on June 25, 2015 to stockholders of record at the close of business on June 2, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and March 31, 2014. Such information should be read in conjunction with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included herein. The condensed consolidated financial statements of the Company included herein are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
Founded in 1986, we are a leading global investment manager with a long history of innovation and a focus on real assets, along with preferred securities and other income solutions. We serve institutional and individual investors around the world.
Our primary investment strategies include U.S. and global/international real estate securities, global listed infrastructure, MLPs and midstream energy, commodities, natural resource equities, multi-strategy real assets, preferred securities and large cap value. Our strategies encompass a diversity of investment objectives and risk profiles and are actively managed by specialist teams of investment professionals who employ fundamentally driven research and portfolio management techniques. We offer our strategies through a variety of investment vehicles, including U.S. registered mutual funds and other commingled vehicles and separate accounts. We also sub-advise portfolios for financial institutions around the world.
Our products and services are marketed and offered through multiple distribution channels. We distribute our U.S. mutual funds principally through financial intermediaries, including broker/dealers, registered investment advisers, banks and fund supermarkets. Our institutional clients include corporate and public pension plans, endowments and foundations and insurance companies that access our investment management services directly or through consultants.
Our revenue is derived from investment advisory fees received from our clients, including fees for managing or sub-advising separate accounts, and investment advisory, administration, distribution and service fees received from our sponsored open-end mutual funds and closed-end funds. Our fees are based on contractually specified percentages of the value of the assets we manage. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of our investment decisions; market conditions; foreign currency fluctuations; or investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
Quarterly Highlights
Revenue increased 2% from the fourth quarter of 2014 to $84 million for the first quarter of 2015. The increase in revenue was primarily attributable to higher average assets under management in institutional accounts and open-end mutual funds. Operating income increased 7% from the fourth quarter of 2014 to $34.5 million for the first quarter of 2015. Operating margin increased to 41.2% for the first quarter of 2015 compared with 39.5% for the fourth quarter of 2014, reflecting a lower compensation to revenue ratio of 31% for the first quarter of 2015 compared with 31.9% for the fourth quarter of 2014 and a lower general and administrative expense to revenue ratio of 14.9% for the first quarter of 2015 compared with 15.7% for the fourth quarter of 2014. Our effective tax rate was 37% for the first quarter of 2015.
Assets under management increased by $1.5 billion, or 3%, in the first quarter of 2015 to $54.7 billion as of March 31, 2015, reflecting market appreciation partially offset by net outflows. Average assets under management increased by 5% during the first quarter of 2015 to $55.0 billion. Our annualized organic growth rate for open-end mutual funds was 4% which, combined with our annualized organic decay rate of 9% for institutional accounts resulted in an overall annualized organic decay rate of 3% for the first quarter of 2015. Organic growth/decay rates represent the ratio of annualized net flows for the quarter to the beginning assets under management.
Business Developments
During the first quarter of 2015, a new global listed infrastructure institutional account and our first global natural resource equities mandate were funded. We were also selected by Argo Investments Limited (Argo) to sub-advise Argo Global Listed Infrastructure Limited (AGLI). Argo, which was founded in 1946 and is a leading Australian listed investment company with over 75,000 shareholders, intends to create AGLI as a new listed investment company on the Australian Securities Exchange. We expect AGLI to be listed in the second quarter of 2015, subject to market conditions.

Assets Under Management
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Institutional Accounts
Assets under management, beginning of period	$26,201	$22,926
Inflows	617	432
Outflows	(1,235)	(652)
Net outflows	(618)	(220)
Market appreciation	1,121	1,773
Total increase	503	1,553
Assets under management, end of period	$26,704	$24,479
Average assets under management for period	$27,080	$23,858

Open-end Mutual Funds
Assets under management, beginning of period	$17,131	$14,016
Inflows	1,642	1,523
Outflows	(1,475)	(1,419)
Net inflows	167	104
Market appreciation	764	1,028
Total increase	931	1,132
Assets under management, end of period	$18,062	$15,148
Average assets under management for period	$17,963	$14,607

Closed-end Funds
Assets under management, beginning of period	$9,805	$8,965
Inflows	—	—
Outflows	—	—
Net inflows	—	—
Market appreciation	95	439
Total increase	95	439
Assets under management, end of period	$9,900	$9,404
Average assets under management for period	$9,978	$9,241

Total
Assets under management, beginning of period	$53,137	$45,907
Inflows	2,259	1,955
Outflows	(2,710)	(2,071)
Net outflows	(451)	(116)
Market appreciation	1,980	3,240
Total increase	1,529	3,124
Assets under management, end of period	$54,666	$49,031
Average assets under management for period	$55,021	$47,706

Assets under management were $54.7 billion at March 31, 2015, an increase of 11% from $49.0 billion at March 31, 2014. The increase was due to market appreciation of $7.9 billion, including $5.9 billion from U.S. real estate, $1.4 billion from global/international real estate and $355 million from preferred securities, partially offset by net outflows of $2.2 billion, including net outflows of $2.1 billion from U.S. real estate, $1.4 billion from large cap value and $970 million from global/international real estate, partially offset by net inflows of $1.3 million into preferred securities and $521 million into global listed infrastructure for the twelve months ended March 31, 2015.
Average assets under management was $55.0 billion for the three months ended March 31, 2015, an increase of 15% from $47.7 billion for the three months ended March 31, 2014.
Institutional accounts
Assets under management in institutional accounts were $26.7 billion at March 31, 2015, an increase of 9% from $24.5 billion at March 31, 2014. The increase in assets under management was due to market appreciation of $4.6 billion, including $3.2 billion from U.S. real estate and $1.2 billion from global/international real estate. The increase from market appreciation was partially offset by net outflows of $2.5 billion, including $1.4 billion from large cap value, $1.3 billion from U.S. real estate and $619 million from global/international real estate, partially offset by net inflows of $348 million into global listed infrastructure and $327 million into commodities for the twelve months ended March 31, 2015.
Average assets under management for institutional accounts was $27.1 billion for the three months ended March 31, 2015, an increase of 14% from $23.9 billion for the three months ended March 31, 2014.
Net outflows from institutional accounts were $618 million for the three months ended March 31, 2015, compared with $220 million for the three months ended March 31, 2014. Gross inflows were $617 million for the three months ended March 31, 2015, compared with $432 million for the three months ended March 31, 2014. Gross outflows totaled $1.2 billion for the three months ended March 31, 2015, compared with $652 million for the three months ended March 31, 2014. Market appreciation was $1.1 billion for the three months ended March 31, 2015, compared with $1.8 billion for the three months ended March 31, 2014.
Open-end mutual funds
Assets under management in open-end mutual funds were $18.1 billion at March 31, 2015, an increase of 19% from $15.1 billion at March 31, 2014. The increase in assets under management was due to market appreciation of $2.8 billion, including $2.3 billion from U.S. real estate and $270 million from global/international real estate, and net inflows of $259 million, including $1.1 billion into preferred securities and $175 million into global listed infrastructure, partially offset by net outflows of $763 million from U.S. real estate and $351 million from global/international real estate for the twelve months ended March 31, 2015.
Average assets under management for open-end mutual funds was $18.0 billion for the three months ended March 31, 2015, an increase of 23% from $14.6 billion for the three months ended March 31, 2014.
Net inflows for open-end mutual funds were $167 million for the three months ended March 31, 2015, compared with $104 million for the three months ended March 31, 2014. Gross inflows were $1.6 billion for the three months ended March 31, 2015, compared with $1.5 billion for the three months ended March 31, 2014. Gross outflows totaled $1.5 billion for the three months ended March 31, 2015, compared with $1.4 billion for the three months ended March 31, 2014. Market appreciation was $764 million for the three months ended March 31, 2015, compared with $1.0 billion for the three months ended March 31, 2014.
Closed-end funds
Assets under management in closed-end funds were $9.9 billion at March 31, 2015, an increase of 5% from $9.4 billion at March 31, 2014. The increase in assets under management was primarily due to market appreciation of $496 million for the twelve months ended March 31, 2015.
Average assets under management for closed-end funds was $10.0 billion for the three months ended March 31, 2015, an increase of 8% from $9.2 billion for the three months ended March 31, 2014.
Market appreciation was $95 million for the three months ended March 31, 2015, compared with $439 million for the three months ended March 31, 2014.

Results of Operations
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,
(in thousands)	2015	2014
Results of operations
Total revenue	$83,815	$72,835
Total expenses	(49,266)	(45,239)
Total non-operating (loss) income (1)	(1,552)	3,181
Income before provision for income taxes (1)	$32,997	$30,777

(1) Includes net loss of $45 and net income of $155 attributable to redeemable noncontrolling interest for the three months ended March 31, 2015 and 2014, respectively.

Revenue
Total revenue increased 15% to $83.8 million for the three months ended March 31, 2015 from $72.8 million for the three months ended March 31, 2014. This increase was primarily attributable to higher investment advisory and administration fees of approximately $10.2 million, resulting from higher average assets under management.
For the three months ended March 31, 2015, total investment advisory and administration revenue from institutional accounts increased 11% to $21.8 million from $19.5 million for the three months ended March 31, 2014. The increase in institutional account revenue was attributable to higher average assets under management.
For the three months ended March 31, 2015, total investment advisory and administration revenue from open-end mutual funds increased 23% to $35.1 million from $28.6 million for the three months ended March 31, 2014. The increase in open-end mutual fund revenue was attributable to higher average assets under management.
For the three months ended March 31, 2015, total investment advisory and administration revenue from closed-end funds increased 8% to $20.9 million from $19.4 million for the three months ended March 31, 2014. The increase in closed-end fund revenue was attributable to higher average assets under management.
Distribution and service fee revenue increased 13% to $3.9 million for the three months ended March 31, 2015 from $3.5 million for the three months ended March 31, 2014. The increase was primarily due to higher average assets under management in our open-end load mutual funds.
Portfolio consulting and other revenue increased 20% to $2.2 million for the three months ended March 31, 2015 from $1.8 million for the three months ended March 31, 2014. The increase was primarily attributable to higher average assets under advisement from exchange traded funds and model-based strategies.
Expenses
Total operating expenses increased 9% to $49.3 million for the three months ended March 31, 2015 from $45.2 million for the three months ended March 31, 2014, due to increases of $1.9 million in employee compensation and benefits, $1.4 million in general and administrative and $947,000 in distribution and service fees.
Employee compensation and benefits increased 8% to $26.0 million for the three months ended March 31, 2015 from $24.0 million for the three months ended March 31, 2014. The increase was primarily due to higher salaries of approximately $922,000 and higher benefits and other compensation of approximately $764,000.
General and administrative expenses increased 12% to $12.5 million for the three months ended March 31, 2015 from $11.1 million for the three months ended March 31, 2014. The increase was primarily due to higher hosted conferences of approximately $296,000, higher information technology costs of approximately $263,000, higher travel and entertainment expenses of approximately $158,000 and higher sponsored conferences of approximately $105,000.
Distribution and service fee expenses increased 11% to $9.3 million for the three months ended March 31, 2015 from $8.3 million for the three months ended March 31, 2014. The increase was primarily due to an increase in average assets under management in open-end mutual funds.

Non-operating Income
Non-operating loss for the three months ended March 31, 2015 was $1.6 million, compared with non-operating income of $3.2 million for the three months ended March 31, 2014. The decrease was primarily due to lower unrealized earnings from seed investments. The non-operating loss for the three months ended March 31, 2015 included net loss attributable to redeemable noncontrolling interest of $45,000. The non-operating income for the three months ended March 31, 2014 included net income attributable to redeemable noncontrolling interest of $155,000.
Income Taxes
Income tax expense was $12.2 million for the three months ended March 31, 2015, compared with $11.2 million for the three months ended March 31, 2014. The provision for income taxes for the three months ended March 31, 2015 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.0%. The effective tax rate for the three months ended March 31, 2014 was approximately 36.5%. We expect our tax rate for the full year 2015 to approximate 37%, excluding discrete items.
Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, trading investments, equity method investments, available-for-sale investments and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification (the Codification) Topic 820, Fair Value Measurement (ASC 820), were 80% and 78% of total assets as of March 31, 2015 and December 31, 2014, respectively.
Cash and cash equivalents decreased by $24.7 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2015. Net cash provided by operating activities was $342,000 for the three months ended March 31, 2015. Net cash used in investing activities was $39,000, which included purchases of available-for-sale investments in the amount of $1.4 million, mostly offset by proceeds from sales of available-for-sale investments in the amount of $1.4 million. Net cash used in financing activities was $25.0 million, primarily for repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $18.7 million and dividends to stockholders of $11.4 million, partially offset by excess tax benefits associated with the delivery of restricted stock units of $4.7 million.
Cash and cash equivalents decreased by $2.6 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2014. Net cash used in operating activities was $95,000 for the three months ended March 31, 2014. Net cash provided by investing activities was $3.8 million, primarily from proceeds from sales of available-for-sale investments in the amount of $6.6 million, partially offset by purchases of $2.1 million of available-for-sale investments and purchases of $705,000 of property and equipment. Net cash used in financing activities was $6.3 million, primarily for repurchases of common stock to satisfy employee withholding tax obligations on the delivery of restricted stock units of $10.6 million, partially offset by excess tax benefits associated with the delivery of restricted stock units of $2.4 million and contributions from redeemable noncontrolling interest of $1.8 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (SEC). At March 31, 2015, we exceeded our minimum regulatory capital requirements by approximately $1.1 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At March 31, 2015, CSAL and CSUK exceeded their aggregate minimum regulatory requirements by approximately $62.7 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Included in cash and cash equivalents was approximately $78.9 million held by our foreign subsidiaries as of March 31, 2015. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of March 31, 2015, we funded approximately $3.2 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of March 31, 2015.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable operating leases for office space and certain computer and office equipment. There were no material capital lease obligations as of March 31, 2015. The following summarizes our contractual obligations as of March 31, 2015 (in thousands):

	2015	2016	2017	2018	2019	2020 and after	Total
Operating leases	$8,396	$11,053	$10,213	$9,836	$10,580	$42,859	$92,937
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes in our critical accounting policies during the three months ended March 31, 2015.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2015 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2015, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2015	435,699	$42.91	—	—
February 1 through February 28, 2015	315	$41.92	—	—
March 1 through March 31, 2015	—	$—	—	—
Total	436,014	$42.91	—	—
_________________________

(1)
Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—	Specimen Common Stock Certificate(1)

4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

10.1	—	Form of Restricted Stock Unit Agreement for the Issuance of Awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (filed herewith)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	May 8, 2015	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 8, 2015	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer