Form 10-Q
period 2015-06-30
COHEN & STEERS INC
filed 2015-08-07
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 4, 2015 was 45,426,087.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2015 and December 31, 2014	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2015 and 2014	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2015 and 2014	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Six Months Ended June 30, 2015 and 2014	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and 2014	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information *

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

Signatures		34
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You may identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014 (the Form 10-K), which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$125,807	$124,938
Trading investments (1)	8,863	9,509
Equity method investments	7,447	28,550
Available-for-sale investments	38,420	21,269
Accounts receivable	44,455	43,392
Due from broker	1,784	1,805
Income tax receivable	10,839	56
Property and equipment—net	9,996	11,189
Goodwill and intangible assets—net	19,801	20,732
Deferred income tax asset—net	4,295	15,108
Other assets	5,304	4,173
Total assets	$277,011	$280,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$15,261	$28,300
Deferred rent	5,885	5,728
Income tax payable	1,397	4,141
Other liabilities and accrued expenses	11,711	13,964
Total liabilities	34,254	52,133
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	852	607
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,670,244 and 48,593,812 shares issued at June 30, 2015 and December 31, 2014, respectively	497	486
Additional paid-in capital	507,180	489,266
Accumulated deficit	(124,380)	(142,786)
Accumulated other comprehensive loss, net of tax	(4,809)	(1,582)
Less: Treasury stock, at cost, 4,248,788 and 3,800,920 shares at June 30, 2015 and December 31, 2014, respectively	(136,583)	(117,403)
Total stockholders’ equity	241,905	227,981
Total liabilities and stockholders’ equity	$277,011	$280,721
_________________________
(1) Includes $653 and $650 held as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF) as of June 30, 2015 and December 31, 2014, respectively.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Investment advisory and administration fees	$77,221	$72,907	$154,973	$140,471
Distribution and service fees	4,014	3,744	7,920	7,214
Portfolio consulting and other	2,267	1,761	4,424	3,562
Total revenue	83,502	78,412	167,317	151,247
Expenses:
Employee compensation and benefits	28,395	25,876	54,378	49,911
Distribution and service fees	9,525	9,256	18,776	17,560
General and administrative	12,825	12,065	25,288	23,158
Depreciation and amortization	1,586	1,547	3,155	3,354
Total expenses	52,331	48,744	101,597	93,983
Operating income	31,171	29,668	65,720	57,264
Non-operating income:
Interest and dividend income—net	450	592	749	831
Gain (loss) from trading investments—net	205	2,762	(246)	3,745
Gain from available-for-sale investments—net	320	52	420	1,128
Equity in earnings of affiliates	1,085	1,429	4	2,364
Other (losses) income	(263)	155	(682)	103
Total non-operating income	1,797	4,990	245	8,171
Income before provision for income taxes	32,968	34,658	65,965	65,435
Provision for income taxes	12,194	11,734	24,420	22,911
Net income	20,774	22,924	41,545	42,524
Less: Net (income) loss attributable to redeemable noncontrolling interest	(11)	(741)	34	(896)
Net income attributable to common stockholders	$20,763	$22,183	$41,579	$41,628

Earnings per share attributable to common stockholders:
Basic	$0.46	$0.49	$0.92	$0.93
Diluted	$0.45	$0.49	$0.91	$0.91
Dividends declared per share	$0.25	$0.22	$0.50	$0.44
Weighted average shares outstanding:
Basic	45,462	44,825	45,352	44,730
Diluted	45,805	45,530	45,893	45,507

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$20,774	$22,924	$41,545	$42,524
Less: Net (income) loss attributable to redeemable noncontrolling interest	(11)	(741)	34	(896)
Net income attributable to common stockholders	20,763	22,183	41,579	41,628
Foreign currency translation gain (loss) (net of tax of $0)	1,534	74	(544)	151
Net unrealized (loss) gain from available-for-sale investments (net of tax of $0)	(2,248)	491	(2,263)	1,581
Reclassification to statements of operations of gain from available-for-sale investments (net of tax of $0)	(320)	(52)	(420)	(1,128)
Other comprehensive (loss) income	(1,034)	513	(3,227)	604
Total comprehensive income attributable to common stockholders	$19,729	$22,696	$38,352	$42,232

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Six Months Ended June 30, 2015 and 2014
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2014	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends	—	—	(20,115)	—	—	(20,115)	—	—
Issuance of common stock	9	338	—	—	—	347	—	837
Repurchase of common stock	—	—	—	—	(11,587)	(11,587)	—	(316)
Tax benefits associated with restricted stock units—net	—	2,706	—	—	—	2,706	—	—
Issuance of restricted stock units	—	588	—	—	—	588	—	—
Amortization of restricted stock units—net	—	12,144	—	—	—	12,144	—	—
Net income	—	—	41,628	—	—	41,628	896	—
Other comprehensive income, net of tax	—	—	—	604	—	604	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	7,257	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(745)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(209)	—
Ending balance, June 30, 2014	$486	$472,914	$(109,853)	$3,593	$(117,268)	$249,872	$7,406	44,775

Beginning balance, January 1, 2015	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
Dividends	—	—	(23,173)	—	—	(23,173)	—	—
Issuance of common stock	11	391	—	—	—	402	—	1,076
Repurchase of common stock	—	—	—	—	(19,180)	(19,180)	—	(448)
Tax benefits associated with restricted stock units—net	—	4,966	—	—	—	4,966	—	—
Issuance of restricted stock units	—	684	—	—	—	684	—	—
Amortization of restricted stock units—net	—	11,873	—	—	—	11,873	—	—
Net income (loss)	—	—	41,579	—	—	41,579	(34)	—
Other comprehensive loss, net of tax	—	—	—	(3,227)	—	(3,227)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	279	—
Ending balance, June 30, 2015	$497	$507,180	$(124,380)	$(4,809)	$(136,583)	$241,905	$852	45,421
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$41,545	$42,524
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	11,927	12,195
Depreciation and amortization	3,155	3,354
Deferred rent	157	1,486
Loss (gain) from trading investments—net	246	(3,745)
Equity in earnings of affiliates	(4)	(2,364)
Gain from available-for-sale investments—net	(420)	(1,128)
Deferred income taxes	8,461	2,939
Foreign currency gain	(413)	(298)
Changes in operating assets and liabilities:
Accounts receivable	(650)	(1,166)
Due from broker	21	(1,165)
Deferred commissions	(1,328)	(921)
Trading investments	400	(30,409)
Income tax receivable	(10,783)	(1,058)
Other assets	(907)	(954)
Accrued compensation	(13,014)	(11,399)
Income tax payable	(164)	(5,744)
Other liabilities and accrued expenses	(2,048)	691
Net cash provided by operating activities	36,181	2,838
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	4	454
Purchases of available-for-sale investments	(2,932)	(3,603)
Proceeds from sales of available-for-sale investments	4,616	8,289
Purchases of property and equipment	(813)	(2,161)
Net cash provided by investing activities	875	2,979
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	4,738	2,498
Issuance of common stock	341	295
Repurchase of common stock	(19,180)	(11,587)
Dividends to stockholders	(22,714)	(19,704)
Distributions to redeemable noncontrolling interest	—	(745)
Contributions from redeemable noncontrolling interest	279	7,257
Net cash used in financing activities	(36,536)	(21,986)
Net increase (decrease) in cash and cash equivalents	520	(16,169)
Effect of foreign exchange rate changes on cash and cash equivalents	349	220
Cash and cash equivalents, beginning of the period	124,938	128,277
Cash and cash equivalents, end of the period	$125,807	$112,328

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the six months ended June 30, 2015 and 2014, the Company paid taxes, net of tax refunds, of approximately $22,197,000 and $24,328,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the six months ended June 30, 2015 and 2014, the Company issued fully vested restricted stock units in the amount of $225,000 and $177,000, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded dividend equivalent restricted stock units, net of forfeitures, in the amount of $459,000 and $411,000, respectively.
As further described in Note 4, during the six months ended June 30, 2015, the Company's proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company recorded a non-cash reclassification of $21,103,000, which represented the Company's proportionate share of MLO, from equity method investments into available-for-sale investments.

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
The Company is a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, the Company is headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle.

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Due from Broker—The Company conducts business, primarily with respect to its consolidated seed investments, with brokers for certain of its investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from broker balance represents cash and cash equivalents balances at brokers/custodians and net receivables and payables for unsettled security transactions.
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
Investments classified as equity method investments represent seed investments that are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period. As of June 30, 2015, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized in the Company’s condensed consolidated statements of operations.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition. As of June 30, 2015, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end mutual funds and closed-end funds. Investment advisory fees are earned pursuant to the terms of investment management agreements, and are based on a contractual fee rate applied to the assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end mutual funds and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized as such fees are earned.
Distribution and Service Fee Revenue—CSS acts as the principal distributor of the Company’s sponsored open-end mutual funds which may offer the following classes: Class A (initial sales load), Class C (back end sales load), Class R (load retirement) and Class Z (no load retirement). Effective May 2007, the Company suspended sales of Class B shares and all remaining Class B shares converted to Class A shares in 2015. Distribution and service fee revenue is based on the average daily net assets of the funds as detailed below. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
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
Shareholder servicing fee expense represents payments made to qualified dealers/institutions for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. CSS pays service fee expenses based on the average daily net assets under management of up to 10bps on Class A shares, 25bps on Class C shares and 15bps on Class Z shares. Effective October 1, 2014, the Company no longer pays shareholder service fees on Class Z shares.
Intermediary assistance payments represent payments to qualified dealers/institutions for activities related to distribution, shareholder servicing and marketing and support of Company-sponsored open-end mutual funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management or the number of accounts being serviced.
Portfolio Consulting and Other—The Company earns portfolio consulting and other fees by: (i) providing portfolio consulting services in connection with model-based strategy accounts; (ii) earning a licensing fee for the use of the Company's proprietary indexes; and (iii) providing portfolio monitoring services related to a number of unit investment trusts. This revenue is earned pursuant to the terms of the underlying contract, and the fee schedules for these relationships vary based on the type of services the Company provides for each relationship. This revenue is recognized as such fees are earned.
Stock-based Compensation—The Company recognizes compensation expense for the grant-date fair value of awards of equity instruments to employees. This expense is recognized over the period during which employees are required to provide service. The Company also estimates forfeitures.

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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(1,990,000) and $(1,446,000) as of June 30, 2015 and December 31, 2014, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements—In May 2015, the Financial Accounting Standards Board (FASB) issued new guidance amending the current disclosure requirement for investments in certain entities that calculate net asset value per share. The guidance requires investments for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy. Instead, those investment amounts shall be provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial position. This new guidance will be effective for the Company’s first quarter of 2016. The Company does not anticipate that the adoption of this new guidance will have a material impact on its condensed consolidated financial statements.
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
In August 2014, the FASB issued new guidance regarding disclosure of going concern uncertainties in the financial statements. The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued at each annual and interim reporting period. This new guidance will be effective for the Company’s first quarter of 2017. The Company does not anticipate that the adoption of this new guidance will have a material impact on its condensed consolidated financial statements.
In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for the Company's first quarter of 2018 and requires either a retrospective or a modified retrospective approach to

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

adoption. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures, as well as the available transition methods.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2015 and December 31, 2014, goodwill was approximately $18,233,000 and $19,120,000, respectively. The Company’s goodwill decreased by $887,000 for the six months ended June 30, 2015 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2015 and December 31, 2014 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2015:
Amortized intangible assets:
Client relationships	42	$1,543	$(1,225)	$318
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,225)	$1,568
December 31, 2014:
Amortized intangible assets:
Client relationships	48	$1,543	$(1,181)	$362
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,181)	$1,612

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended June 30, 2015 and 2014, respectively, and approximately $44,000 for both the six months ended June 30, 2015 and 2014, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2015	$45
2016	89
2017	89
2018	95
2019	—
Total	$318

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4. Investments
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), which was launched by the Company in May 2014, is an open-end mutual fund for which the Company is the investment adviser. As of June 30, 2015, the Company owned the majority of the outstanding voting interest in CDF. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company owned all of the voting interest in ACOM through September 30, 2014. Accordingly, the underlying assets and liabilities and results of operations of ACOM had been included in the Company's condensed consolidated financial statements. As a result of third-party investments into the fund, effective October 1, 2014, the Company no longer held a controlling financial interest in ACOM. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's condensed consolidated financial statements. As the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of June 30, 2015, the Company's ownership in ACOM was approximately 11%.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of June 30, 2015, the Company's ownership in GRP-TE was approximately 0.2%. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of June 30, 2015, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO), which was launched by the Company in December 2013, is an open-end mutual fund for which the Company is the investment adviser. The Company owned the majority of the outstanding voting interest in MLO through October 31, 2014. Accordingly, the underlying assets and liabilities and results of operations of MLO had been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. During the period of November 1, 2014 through April 30, 2015, as a result of additional third-party subscriptions into the fund, the Company no longer owned the majority of the outstanding voting interest in MLO, however it was determined that the Company had significant influence over MLO and recorded its investment in MLO using the equity method of accounting. Effective May 1, 2015, the Company's ownership interest in MLO fell below 20% and the Company no longer has significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
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
The Company owned the majority of the voting interests in Cohen & Steers Global Real Estate Long-Short Fund, L.P. (the Onshore Fund) prior to its liquidation in April 2014. Accordingly, the underlying assets and liabilities and results of operations of the Onshore Fund had been included in the Company's condensed consolidated financial statements. The Onshore Fund was structured as a partnership and the Company was the general partner and investment adviser of the fund.
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
The following is a summary of the fair value of trading investments and equity method investments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$7,337	$—	$7,612
CDF	6,400	—	7,000	—
GRP-CIP	2,463	—	2,509	—
GRP-TE	—	110	—	111
MLO	—	—	—	20,827
Total	$8,863	$7,447	$9,509	$28,550

Gain (loss) from trading investments—net for the three and six months ended June 30, 2015 and 2014, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
ACOM	$—	$279	$—	$816
CDF	163	46	(300)	46
GRP-CIP	42	153	54	163
MLO	—	2,284	—	2,696
Onshore Fund	—	—	—	24
Total gain (loss) from trading investments—net	$205	$2,762	$(246)	$3,745

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Equity in earnings (losses) of affiliates for the three and six months ended June 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
ACOM	$163	$—	$(275)	$—
GRP-TE	1	—	3	20
MLO	921	—	276	—
Offshore Fund	—	—	—	11
RAP	—	1,429	—	2,333
Total equity in earnings of affiliates	$1,085	$1,429	$4	$2,364
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,084	$39	$(5)	$1,118
Common stocks	4,057	225	(270)	4,012
Company-sponsored mutual funds	36,115	—	(2,825)	33,290
Total available-for-sale investments	$41,256	$264	$(3,100)	$38,420
_________________________
(1)    At June 30, 2015, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,043	$54	$(2)	$1,095
Common stocks	5,366	627	(155)	5,838
Company-sponsored mutual funds	15,010	4	(678)	14,336
Total available-for-sale investments	$21,419	$685	$(835)	$21,269
_________________________
(1)    At December 31, 2014, there were no securities with unrealized losses continuously for a period of more than 12 months.
Included in the total fair value of available-for-sale investments was approximately $35,998,000 and $15,875,000 in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively.
Unrealized losses on available-for-sale investments as of June 30, 2015 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments and overall financial strength of the issuer. As of June 30, 2015, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Sales proceeds, gross realized gains and losses from available-for-sale investments for the three and six months ended June 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$3,226	$1,548	$4,616	$8,298
Gross realized gains	495	143	664	1,249
Gross realized losses	(175)	(91)	(244)	(121)

5. Fair Value
Accounting Standards Codification Topic 820, Fair Value Measurement (ASC 820) specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the six months ended June 30, 2015.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements as of June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$60,146	$—	$—	$60,146
Trading investments
Fixed income securities	$—	$6,400	$—	$6,400
Limited partnership interests	—	—	2,463	2,463
Total trading investments	$—	$6,400	$2,463	$8,863
Equity method investments	$—	$7,337	$110	$7,447
Available-for-sale investments
Preferred securities	$1,118	$—	$—	$1,118
Common stocks	4,012	—	—	4,012
Company-sponsored mutual funds	33,290	—	—	33,290
Total available-for-sale investments	$38,420	$—	$—	$38,420
Derivatives - assets
Foreign exchange contracts	$—	$119	$—	$119
Commodity contracts	415	—	—	415
Total derivatives - assets	$415	$119	$—	$534
Derivatives - liabilities
Commodity contracts	$403	$—	$—	$403
Total derivatives - liabilities	$403	$—	$—	$403
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
Equity method investments classified as level 3 in the above table represent the carrying amount of the Company's partnership interest in GRP-TE, which approximates its fair value based on the fund's net asset value. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of June 30, 2015, the Company did not have the ability to redeem its investment in GRP-TE.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$59,281	$—	$—	$59,281
Trading investments
Fixed income securities	$—	$7,000	$—	$7,000
Limited partnership interests	—	—	2,509	2,509
Total trading investment	$—	$7,000	$2,509	$9,509
Equity method investments	$20,827	$7,612	$111	$28,550
Available-for-sale investments
Preferred securities	$1,095	$—	$—	$1,095
Common stocks	5,838	—	—	5,838
Company-sponsored mutual funds	14,336	—	—	14,336
Total available-for-sale investments	$21,269	$—	$—	$21,269
Derivatives - assets
Foreign exchange contracts	$—	$505	$—	$505
Commodity contracts	234	—	—	234
Total derivatives - assets	$234	$505	$—	$739
Derivatives - liabilities
Foreign exchange contracts	$—	$12	$—	$12
Commodity contracts	754	—	—	754
Total derivatives - liabilities	$754	$12	$—	$766
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
	Limited Partnership Interests	GRP-TE	Limited Partnership Interests	GRP-TE
Balance at beginning of period	$2,445	$109	$2,509	$111
Purchases / contributions	7	—	44	2
Sales / distributions	(34)	—	(147)	(6)
Realized gains	16	—	96	2
Unrealized gains (losses) (1)	29	1	(39)	1
Transfers into (out of) level 3	—	—	—	—
Balance at end of period	$2,463	$110	$2,463	$110

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at June 30, 2015.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Trading Investments		Equity Method Investments	Available-for-sale investments	Trading Investments		Equity Method Investments	Available-for-sale investments
	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at beginning of period	$—	$2,251	$537	$—	$503	$2,740	$528	$3,325
Purchases / contributions	—	24	2	—	—	305	9	—
Sales / distributions	—	—	(434)	—	(527)	(721)	(463)	(4,000)
Realized (losses) gains	—	(145)	—	—	24	64	—	675
Unrealized gains (losses) (1)	—	248	—	—	—	(10)	31	—
Transfers into (out of) level 3	—	—	—	—	—	—	—	—
Balance at end of period	$—	$2,378	$105	$—	$—	$2,378	$105	$—

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at June 30, 2014.
Realized gains (losses) from investments classified as trading investments, equity method investments and available-for-sale investments in the above tables were recorded as gain (loss) from trading investments, equity in earnings (losses) of affiliates and gain (loss) from available-for-sale investments, respectively, in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from investments classified as trading investments and equity method investments in the above tables were recorded as gain (loss) from trading investments and equity in earnings (losses) of affiliates, respectively, in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from available-for-sale investments in the above tables were recorded as unrealized gain (loss) from available-for-sale investments in the Company's condensed consolidated statements of comprehensive income.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Valuation Techniques
In certain instances, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable brokers/dealers or pricing services. In determining the value of a particular investment, pricing services may use information with respect to transactions in such investments, broker quotes, pricing matrices, market transactions in comparable investments and various relationships between investments. As part of its independent price verification process, the Company selectively performs detailed reviews of valuations provided by broker/dealers or pricing services. Investments in Company-sponsored mutual funds are valued at their closing net asset value.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of June 30, 2015 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,419	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	9.5% - 15% 8% - 8.5% $15.00 - 17.00 psf
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at June 30, 2015 (in thousands):

	June 30, 2015
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$11,676	$119	$—	$—
Total commodity contracts	5,108	415	8,475	403
Total derivatives	$16,784	$534	$8,475	$403
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at December 31, 2014 (in thousands):

	December 31, 2014
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$11,349	$505	$222	$12
Total commodity contracts	6,095	234	8,977	754
Total derivatives	$17,444	$739	$9,199	$766
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $85,000 and $422,000 as of June 30, 2015 and December 31, 2014, respectively, was held as collateral for futures contracts. Securities included in trading investments in the condensed consolidated statement of financial condition of approximately $653,000 and $650,000 as of June 30, 2015 and December 31, 2014, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three and six months ended June 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange contracts	$(445)	$(340)	$(374)	$(508)
Commodity contracts	164	(198)	(301)	350
Total derivatives	$(281)	$(538)	$(675)	$(158)

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Anti-dilutive common stock equivalents of approximately 17,000 and 8,000 shares, respectively, were excluded from the computation for the three and six months ended June 30, 2015. No anti-dilutive common stock equivalents were excluded from the computation for the three and six months ended June 30, 2014.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$20,774	$22,924	$41,545	$42,524
Less: Net (income) loss attributable to redeemable noncontrolling interest	(11)	(741)	34	(896)
Net income attributable to common stockholders	$20,763	$22,183	$41,579	$41,628
Basic weighted average shares outstanding	45,462	44,825	45,352	44,730
Dilutive potential shares from restricted stock units	343	705	541	777
Diluted weighted average shares outstanding	45,805	45,530	45,893	45,507
Basic earnings per share attributable to common stockholders	$0.46	$0.49	$0.92	$0.93
Diluted earnings per share attributable to common stockholders	$0.45	$0.49	$0.91	$0.91

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. For the three months ended June 30, 2015 and June 30, 2014, the effective tax rate was approximately 37.0% and 34.6%, respectively. The effective tax rate for the three months ended June 30, 2014 included the cumulative effect to adjust the estimated tax rate to 35.5% for the full year 2014. The effective tax rate for the six months ended June 30, 2015 and June 30, 2014 was approximately 37.0% and 35.5%, respectively. The Company expects the tax rate for the full year 2015 to approximate 37.0%, excluding discrete items.
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

9. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of June 30, 2015, CSS had net capital of approximately $1,078,000, which exceeded its requirements by approximately $897,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of June 30, 2015, CSAL and CSUK had aggregate regulatory capital of approximately $66,705,000, which exceeded aggregate regulatory capital requirements by approximately $63,990,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment advisory and administration fees	$55,839	$52,275	$111,948	$100,412
Distribution and service fees	4,014	3,744	7,920	7,214
	$59,853	$56,019	$119,868	$107,626
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored mutual funds for the three and six months ended June 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$—	$—	$—	$192
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	(3)
Dividend income	300	—	300	—
The Company has agreements with certain affiliated open-end mutual funds and closed-end funds to reimburse certain fund expenses. For the three months ended June 30, 2015 and 2014, expenses of approximately $2,084,000 and $2,423,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2015 and 2014, expenses of approximately $4,478,000 and $4,539,000, respectively, were incurred.
Included in accounts receivable at June 30, 2015 and December 31, 2014 are receivables due from Company-sponsored mutual funds of approximately $19,514,000 and $19,750,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of June 30, 2015, the Company has funded approximately $3.2 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

commitment was not recorded on the Company's condensed consolidated statements of financial condition as of June 30, 2015.

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
On August 6, 2015, CNS declared a quarterly dividend on its common stock in the amount of $0.25 per share. The dividend will be payable on September 24, 2015 to stockholders of record at the close of business on September 3, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 and June 30, 2014. Such information should be read in conjunction with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included herein. The condensed consolidated financial statements of the Company included herein are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle.
Our primary investment strategies include U.S. and global/international real estate securities, global listed infrastructure, Master Limited Partnerships (MLPs) and midstream energy, commodities, natural resource equities, multi-strategy real assets, preferred securities and large cap value. Our strategies encompass a diversity of investment objectives and risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered mutual funds and other commingled vehicles and separate accounts, including sub-advised portfolios for financial institutions around the world.
Our products and services are marketed and offered through multiple distribution channels. We distribute our U.S. registered mutual funds principally through financial intermediaries, including broker/dealers, registered investment advisers, banks and fund supermarkets. Our institutional clients include corporate and public pension plans, endowment funds and foundations and insurance companies that access our investment management services directly or through consultants.
Our revenue is derived from investment advisory fees received from our clients, including fees for managing or sub-advising separate accounts, and investment advisory, administration, distribution and service fees received from our sponsored open-end mutual funds and closed-end funds. Our fees are based on contractually specified percentages of the value of the assets we manage. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of our investment decisions, market conditions, foreign currency fluctuations, or investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
Quarterly Highlights
Revenue decreased 0.4% from the first quarter of 2015 to $83.5 million for the second quarter of 2015. The decrease in revenue was primarily attributable to lower average assets under management in all three account types. Operating income decreased 9.8% from the first quarter of 2015 to $31.2 million for the second quarter of 2015. Operating margin decreased to 37.3% for the second quarter of 2015 compared with 41.2% for the first quarter of 2015. Our effective tax rate was 37% for the second quarter of 2015.
Assets under management decreased by $4.5 billion, or 8.3%, in the second quarter of 2015 to $50.1 billion as of June 30, 2015, driven by market depreciation combined with net outflows. Average assets under management decreased by 3.1% during the second quarter of 2015 to $53.3 billion. Our annualized organic decay rate for open-end mutual funds was 10% which, combined with our annualized organic decay rate of 4% for institutional accounts, resulted in an overall annualized organic decay rate of 5% for the second quarter of 2015. Organic growth/decay rates represent the ratio of annualized net flows for the quarter to the beginning assets under management.
Business Developments
During the second quarter of 2015, we were awarded our largest global listed infrastructure mandate to date of $450 million; this mandate will be funded in stages beginning in the second half of 2015. In addition, Argo Global Listed Infrastructure Limited, an Australian listed investment company that we sub-advise (AGLI), was successfully launched on July 1, 2015 and funded with $214 million, net of underwriter commissions, and has the potential to grow further through March 31, 2017, subject to market conditions affecting AGLI's shareholders' outstanding options.

Assets Under Management
We manage three types of accounts: institutional accounts, open-end mutual funds and closed-end funds.
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Institutional Accounts
Assets under management, beginning of period	$26,704	$24,479	$26,201	$22,926
Inflows	481	375	1,098	807
Outflows	(749)	(896)	(1,984)	(1,548)
Net outflows	(268)	(521)	(886)	(741)
Market (depreciation) appreciation	(1,891)	1,770	(770)	3,543
Total (decrease) increase	(2,159)	1,249	(1,656)	2,802
Assets under management, end of period	$24,545	$25,728	$24,545	$25,728
Average assets under management for period	$25,942	$25,010	$26,508	$24,437

Open-end Mutual Funds
Assets under management, beginning of period	$18,062	$15,148	$17,131	$14,016
Inflows	1,307	1,464	2,949	2,987
Outflows	(1,761)	(949)	(3,236)	(2,368)
Net (outflows) inflows	(454)	515	(287)	619
Market (depreciation) appreciation	(1,372)	966	(608)	1,994
Total (decrease) increase	(1,826)	1,481	(895)	2,613
Assets under management, end of period	$16,236	$16,629	$16,236	$16,629
Average assets under management for period	$17,514	$15,992	$17,737	$15,303

Closed-end Funds
Assets under management, beginning of period	$9,900	$9,404	$9,805	$8,965
Inflows	—	—	—	—
Outflows	(19)	—	(19)	—
Net outflows	(19)	—	(19)	—
Market (depreciation) appreciation	(514)	524	(419)	963
Total (decrease) increase	(533)	524	(438)	963
Assets under management, end of period	$9,367	$9,928	$9,367	$9,928
Average assets under management for period	$9,832	$9,719	$9,905	$9,482

Total
Assets under management, beginning of period	$54,666	$49,031	$53,137	$45,907
Inflows	1,788	1,839	4,047	3,794
Outflows	(2,529)	(1,845)	(5,239)	(3,916)
Net outflows	(741)	(6)	(1,192)	(122)
Market (depreciation) appreciation	(3,777)	3,260	(1,797)	6,500
Total (decrease) increase	(4,518)	3,254	(2,989)	6,378
Assets under management, end of period	$50,148	$52,285	$50,148	$52,285
Average assets under management for period	$53,288	$50,721	$54,150	$49,222

Assets under management were $50.1 billion at June 30, 2015, a decrease of 4% from $52.3 billion at June 30, 2014. The decrease was due to net outflows of $3.0 billion, partially offset by market appreciation of $815 million for the twelve months ended June 30, 2015. Net outflows included $3.0 billion from U.S. real estate, $975 million from large cap value and $738 million from global/international real estate, partially offset by net inflows of $1.0 billion into preferred securities and $286 million into global listed infrastructure. Market appreciation included $1.2 billion from U.S. real estate and $231 million from global/international real estate, partially offset by market depreciation of $480 million from global listed infrastructure.
Average assets under management were $53.3 billion for the three months ended June 30, 2015, an increase of 5% from $50.7 billion for the three months ended June 30, 2014. Average assets under management were $54.2 billion for the six months ended June 30, 2015, an increase of 10% from $49.2 billion for the six months ended June 30, 2014.
Institutional accounts
Assets under management in institutional accounts were $24.5 billion at June 30, 2015, a decrease of 5% from $25.7 billion at June 30, 2014. The decrease in assets under management for the twelve months ended June 30, 2015 was due to net outflows of $2.2 billion, partially offset by market appreciation of $927 million. Net outflows included $1.5 billion from U.S. real estate, $978 million from large cap value and $412 million from global/international real estate, partially offset by net inflows of $334 million into commodities, $134 million into global listed infrastructure and $131 million into preferred securities. Market appreciation included $786 million from U.S. real estate and $220 million from global/international real estate.
Average assets under management for institutional accounts were $25.9 billion for the three months ended June 30, 2015, an increase of 4% from $25.0 billion for the three months ended June 30, 2014. Average assets under management were $26.5 billion for the six months ended June 30, 2015, an increase of 8% from $24.4 billion for the six months ended June 30, 2014.
Assets under management in institutional accounts from subadvisory relationships were $17.5 billion at June 30, 2015, a decrease of 6% from $18.6 billion at June 30, 2014. The decrease in assets under management for the twelve months ended June 30, 2015 was due to net outflows of $1.7 billion, partially offset by market appreciation of $649 million. Net outflows included $1.3 billion from U.S. real estate, $854 million from large cap value and $286 million from global/international real estate, partially offset by net inflows of $296 million into preferred securities, $272 million into commodities and $189 million into global listed infrastructure. Market appreciation included $592 million from U.S. real estate and $151 million from global/international real estate, partially offset by market depreciation of $121 million from commodities.
Average assets under management for institutional accounts from subadvisory relationships were $18.6 billion for the three months ended June 30, 2015, an increase of 3% from $18.1 billion for the three months ended June 30, 2014. Average assets under management were $19.1 billion for the six months ended June 30, 2015, an increase of 7% from $17.8 billion for the six months ended June 30, 2014.
Assets under management in institutional accounts from advisory relationships were $7.0 billion at June 30, 2015, a decrease of 2% from $7.2 billion at June 30, 2014. The decrease in assets under management for the twelve months ended June 30, 2015 was due to net outflows of $539 million, partially offset by market appreciation of $278 million. Net outflows included $220 million from U.S. real estate, $165 million from preferred securities, $127 million from global/international real estate and $124 million from large cap value, partially offset by net inflows of $84 million into natural resource equities. Market appreciation included $193 million from U.S. real estate and $69 million from global/international real estate.
Average assets under management for institutional accounts from advisory relationships were $7.4 billion for the three months ended June 30, 2015, an increase of 7% from $6.9 billion for the three months ended June 30, 2014. Average assets under management were $7.5 billion for the six months ended June 30, 2015, an increase of 12% from $6.6 billion for the six months ended June 30, 2014.
Open-end mutual funds
Assets under management in open-end mutual funds were $16.2 billion at June 30, 2015, a decrease of 2% from $16.6 billion at June 30, 2014. The decrease in assets under management for the twelve months ended June 30, 2015 was due to net outflows of $710 million, partially offset by market appreciation of $430 million. Net outflows included $1.5 billion from U.S. real estate and $325 million from global/international real estate, partially offset by net inflows of $903 million into preferred securities and $162 million into global listed infrastructure. Market appreciation included $428 million from U.S. real estate.

Average assets under management for open-end mutual funds were $17.5 billion for the three months ended June 30, 2015, an increase of 10% from $16.0 billion for the three months ended June 30, 2014. Average assets under management were $17.7 billion for the six months ended June 30, 2015, an increase of 16% from $15.3 billion for the six months ended June 30, 2014.
Closed-end funds
Assets under management in closed-end funds were $9.4 billion at June 30, 2015, a decrease of 6% from $9.9 billion at June 30, 2014. The decrease in assets under management for the twelve months ended June 30, 2015 was primarily due to market depreciation of $542 million.
Average assets under management for closed-end funds were $9.8 billion for the three months ended June 30, 2015, an increase of 1% from $9.7 billion for the three months ended June 30, 2014. Average assets under management were $9.9 billion for the six months ended June 30, 2015, an increase of 4% from $9.5 billion for the six months ended June 30, 2014, primarily due to market appreciation.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2015		2014		2015		2014
Results of operations
Total revenue	$83,502		$78,412		$167,317		$151,247
Total expenses	(52,331)		(48,744)		(101,597)		(93,983)
Total non-operating income	1,797	(1)	4,990	(1)	245	(2)	8,171	(2)
Income before provision for income taxes	$32,968	(1)	$34,658	(1)	$65,965	(2)	$65,435	(2)

(1) Includes net income of $11 and $741 attributable to redeemable noncontrolling interest for the three months ended June 30, 2015 and 2014, respectively.
(2) Includes net loss of $34 and net income of $896 attributable to redeemable noncontrolling interest for the six months ended June 30, 2015 and 2014, respectively.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenue
Total revenue increased 6% to $83.5 million for the three months ended June 30, 2015 from $78.4 million for the three months ended June 30, 2014. This increase was primarily attributable to higher investment advisory and administration fees of $4.3 million, resulting from higher average assets under management in all three account types, and higher portfolio consulting and other revenue of approximately $506,000, primarily attributable to higher average assets under advisement from model-based strategies.
For the three months ended June 30, 2015, total investment advisory revenue from institutional accounts increased 4% to $21.5 million from $20.7 million for the three months ended June 30, 2014.
For the three months ended June 30, 2015, total investment advisory and administration revenue from open-end mutual funds increased 10% to $34.8 million from $31.5 million for the three months ended June 30, 2014.
For the three months ended June 30, 2015, total investment advisory and administration revenue from closed-end funds increased 1% to $20.9 million from $20.6 million for the three months ended June 30, 2014.
For the three months ended June 30, 2015, total portfolio consulting and other revenue increased 29% to $2.3 million from $1.8 million for the three months ended June 30, 2014.

Expenses
Total operating expenses increased 7% to $52.3 million for the three months ended June 30, 2015 from $48.7 million for the three months ended June 30, 2014, primarily due to increases of $2.5 million in employee compensation and benefits, $760,000 in general and administrative expenses and $269,000 in distribution and service fee expenses.
Employee compensation and benefits increased 10% to $28.4 million for the three months ended June 30, 2015 from $25.9 million for the three months ended June 30, 2014, primarily due to increases in incentive compensation of approximately $1.5 million, salaries of approximately $449,000 and commission-based compensation of approximately $315,000, partially offset by lower amortization of restricted stock units of approximately $562,000.
General and administrative expenses increased 6% to $12.8 million for the three months ended June 30, 2015 from $12.1 million for the three months ended June 30, 2014. The increase was primarily due to higher international travel expenses of approximately $436,000 and increased rent and occupancy costs of approximately $266,000 attributable to the expansion of office space at our corporate headquarters.
Distribution and service fee expenses increased 3% to $9.5 million for the three months ended June 30, 2015 from $9.3 million for the three months ended June 30, 2014. The increase was primarily due to higher average assets under management in open-end mutual funds, partially offset by a shift to lower cost share classes and the expiration of a compensation agreement entered into in connection with the common stock offering of one of our closed-end funds for which fees were incurred through January 2015.
Non-operating Income
Non-operating income for the three months ended June 30, 2015 was $1.8 million, compared with non-operating income of $5.0 million for the three months ended June 30, 2014. The decrease was primarily due to lower realized and unrealized earnings from seed investments. The non-operating income for the three months ended June 30, 2015 included net income attributable to redeemable noncontrolling interest of $11,000. The non-operating income for the three months ended June 30, 2014 included net income attributable to redeemable noncontrolling interest of $741,000.
Income Taxes
Income tax expense was $12.2 million for the three months ended June 30, 2015, compared with $11.7 million for the three months ended June 30, 2014. The provision for income taxes for the three months ended June 30, 2015 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.0%. The effective tax rate for the three months ended June 30, 2014 was approximately 34.6%, which included the cumulative effect to adjust our estimated tax rate to 35.5% for the full year 2014. We expect our tax rate for the full year 2015 to approximate 37.0%, excluding discrete items.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenue
Total revenue increased 11% to $167.3 million for the six months ended June 30, 2015 from $151.2 million for the six months ended June 30, 2014. This increase was primarily attributable to higher investment advisory and administration fees of $14.5 million, resulting from higher average assets under management in all three account types, higher portfolio consulting and other revenue of approximately $862,000, attributable to higher average assets under advisement from model-based strategies, and higher distribution and service fees of approximately $706,000, attributable to higher average assets under management in our open-end mutual funds in 2015.
For the six months ended June 30, 2015, total investment advisory revenue from institutional accounts increased 8% to $43.3 million from $40.3 million for the six months ended June 30, 2014.
For the six months ended June 30, 2015, total investment advisory and administration revenue from open-end mutual funds increased 16% to $69.9 million from $60.2 million for the six months ended June 30, 2014.
For the six months ended June 30, 2015, total investment advisory and administration revenue from closed-end mutual funds increased 4% to $41.8 million from $40.1 million for the six months ended June 30, 2014.
For the six months ended June 30, 2015, total portfolio consulting and other revenue increased 24% to $4.4 million from $3.6 million for the six months ended June 30, 2014.

For the six months ended June 30, 2015, total distribution and service fees revenue increased 10% to $7.9 million from $7.2 million for the six months ended June 30, 2014.
Expenses
Total operating expenses increased 8% to $101.6 million for the six months ended June 30, 2015 from $94.0 million for the six months ended June 30, 2014, primarily due to increases of $4.5 million in employee compensation and benefits, $2.1 million in general and administrative expenses and $1.2 million in distribution and service fee expenses.
Employee compensation and benefits increased 9% to $54.4 million for the six months ended June 30, 2015 from $49.9 million for the six months ended June 30, 2014, primarily due to increases in salaries of approximately $1.4 million, incentive compensation of approximately $1.2 million and commission-based compensation of approximately $773,000, partially offset by lower amortization of restricted stock units of approximately $536,000.
General and administrative expenses increased 9% to $25.3 million for the six months ended June 30, 2015 from $23.2 million for the six months ended June 30, 2014. The increase was primarily due to higher international travel expenses of approximately $861,000, increased rent and occupancy costs of approximately $473,000 attributable to the expansion of office space at our corporate headquarters and higher information technology costs of approximately $292,000.
Distribution and service fee expenses increased 7% to $18.8 million for the six months ended June 30, 2015 from $17.6 million for the six months ended June 30, 2014. The increase was primarily due to higher average assets under management in open-end mutual funds, partially offset by a shift to lower cost share classes and the expiration of a compensation agreement entered into in connection with the common stock offering of one of our closed-end funds for which fees were incurred through January 2015.
Non-operating Income
Non-operating income for the six month ended June 30, 2015 was $245,000, compared with $8.2 million for the six months ended June 30, 2014. The decrease was primarily due to lower realized and unrealized earnings from seed investments. The non-operating income for the six months ended June 30, 2015 included net loss attributable to redeemable noncontrolling interest of $34,000. The non-operating income for the six months ended June 30, 2014 included net income attributable to redeemable noncontrolling interest of $896,000.
Income Taxes
Income tax expense was $24.4 million for the six months ended June 30, 2015, compared with $22.9 million for the six months ended June 30, 2014. The provision for income taxes for the six months ended June 30, 2015 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.0%. The effective tax rate for the six months ended June 30, 2014 was approximately 35.5%. We expect our tax rate for the full year 2015 to approximate 37.0%, excluding discrete items.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, trading investments, equity method investments, available-for-sale investments and accounts receivable. Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement, were 78% of total assets at both June 30, 2015 and December 31, 2014, respectively.
Cash and cash equivalents increased by $520,000, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2015. Net cash provided by operating activities was $36.2 million for the six months ended June 30, 2015. Net cash provided by investing activities was $875,000, which included proceeds from sales of available-for-sale investments in the amount of $4.6 million, partially offset by purchases of available-for-sale investments in the amount of $2.9 million and purchases of property and equipment in the amount of $813,000. Net cash of $36.5 million was used in financing activities, primarily for dividends to stockholders of $22.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $19.2 million, partially offset by excess tax benefits associated with the vesting and delivery of restricted stock units of $4.7 million, issuance of common stock of $341,000 and contributions from redeemable noncontrolling interest of $279,000.
Cash and cash equivalents decreased by $16.2 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2014. Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2014. Net cash provided by investing activities was $3.0 million, which included proceeds from sales of available-for-sale investments in the amount of $8.3 million, partially offset by purchases of available-for-sale investments in the amount of $3.6 million and purchases of property and equipment in the amount of $2.2 million. Net cash of $22.0 million was used in financing activities, primarily for dividends to stockholders of $19.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $11.6 million, partially offset by contributions from redeemable noncontrolling interest of $7.3 million and excess tax benefits associated with the vesting and delivery of restricted stock units of $2.5 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (SEC). At June 30, 2015, we exceeded our minimum regulatory capital requirements by approximately $897,000. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At June 30, 2015, CSAL and CSUK exceeded their aggregate minimum regulatory requirements by approximately $64.0 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $85.2 million held by our foreign subsidiaries as of June 30, 2015. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our cash and cash equivalents and short term investments held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of June 30, 2015, we funded approximately $3.2 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of June 30, 2015.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable operating leases for office space and certain computer and office equipment. There were no material capital lease obligations as of June 30, 2015. The following summarizes our contractual obligations as of June 30, 2015 (in thousands):

	2015	2016	2017	2018	2019	2020 and after	Total
Operating leases	$5,645	$11,472	$10,474	$9,997	$10,733	$42,976	$91,297
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Critical Accounting Policies and Estimates
A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes in our critical accounting policies during the three months ended June 30, 2015.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2015 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in legal matters relating to claims arising in the ordinary course of our business. There are currently no such matters pending that we believe could have a material effect on our condensed consolidated results of operations, cash flows or financial condition. From time to time, we receive subpoenas or other requests for information from various U.S. federal and state governmental authorities, domestic and international regulatory authorities and third parties in connection with certain industry-wide inquiries or other investigations or legal proceedings. It is our policy to cooperate fully with such requests.

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2015, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2015	11,006	$40.11	—	—
May 1 through May 31, 2015	—	$—	—	—
June 1 through June 30, 2015	848	$34.38	—	—
Total	11,854	$39.70	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	—	Form of Amended and Restated Bylaws of the Registrant(2)

4.1	—	Specimen Common Stock Certificate (filed herewith)

4.2	—	Form of Registration Rights Agreement among the Registrant, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust(1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	August 7, 2015	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 7, 2015	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer