Form 10-Q
period 2015-09-30
COHEN & STEERS INC
filed 2015-11-06
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 3, 2015 was 45,436,698.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2015 and December 31, 2014	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2015 and 2014	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2015 and 2014	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2015 and 2014	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2015 and 2014	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II.	Other Information *

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signatures		38
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$146,247	$124,938
Trading investments (1)	12,851	9,509
Equity method investments	6,309	28,550
Available-for-sale investments	30,531	21,269
Accounts receivable	52,225	43,392
Due from broker	6,111	1,805
Income tax receivable	4,033	56
Property and equipment—net	9,894	11,189
Goodwill and intangible assets—net	19,798	20,732
Deferred income tax asset—net	2,941	15,108
Other assets	5,083	4,173
Total assets	$296,023	$280,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$22,175	$28,300
Deferred rent	6,089	5,728
Due to broker	4,497	5
Income tax payable	1,508	4,141
Other liabilities and accrued expenses	15,092	13,959
Total liabilities	49,361	52,133
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	720	607
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,684,690 and 48,593,812 shares issued at September 30, 2015 and December 31, 2014, respectively	497	486
Additional paid-in capital	512,943	489,266
Accumulated deficit	(118,914)	(142,786)
Accumulated other comprehensive loss, net of tax	(11,947)	(1,582)
Less: Treasury stock, at cost, 4,250,476 and 3,800,920 shares at September 30, 2015 and December 31, 2014, respectively	(136,637)	(117,403)
Total stockholders’ equity	245,942	227,981
Total liabilities and stockholders’ equity	$296,023	$280,721
_________________________
(1) Includes $535 and $650 held as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF) as of September 30, 2015 and December 31, 2014, respectively.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Investment advisory and administration fees	$73,487	$75,210	$228,460	$215,681
Distribution and service fees	3,961	3,738	11,881	10,952
Portfolio consulting and other	2,219	1,897	6,643	5,459
Total revenue	79,667	80,845	246,984	232,092
Expenses:
Employee compensation and benefits	25,892	26,679	80,270	76,590
Distribution and service fees	8,578	9,048	27,354	26,608
General and administrative	12,175	11,313	37,463	34,471
Depreciation and amortization	1,545	1,478	4,700	4,832
Total expenses	48,190	48,518	149,787	142,501
Operating income	31,477	32,327	97,197	89,591
Non-operating income:
Interest and dividend income—net	291	610	1,040	1,441
(Loss) gain from seed investments—net	(2,993)	(3,501)	(2,815)	3,736
Other losses	(270)	(666)	(952)	(563)
Total non-operating (loss) income	(2,972)	(3,557)	(2,727)	4,614
Income before provision for income taxes	28,505	28,770	94,470	94,205
Provision for income taxes	11,541	10,733	35,961	33,644
Net income	16,964	18,037	58,509	60,561
Less: Net loss (income) attributable to redeemable noncontrolling interest	129	147	163	(749)
Net income attributable to common stockholders	$17,093	$18,184	$58,672	$59,812

Earnings per share attributable to common stockholders:
Basic	$0.38	$0.41	$1.29	$1.34
Diluted	$0.37	$0.40	$1.28	$1.31
Dividends declared per share	$0.25	$0.22	$0.75	$0.66
Weighted average shares outstanding:
Basic	45,500	44,839	45,402	44,766
Diluted	45,830	45,689	45,873	45,568
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$16,964	$18,037	$58,509	$60,561
Less: Net loss (income) attributable to redeemable noncontrolling interest	129	147	163	(749)
Net income attributable to common stockholders	17,093	18,184	58,672	59,812
Foreign currency translation loss (net of tax of $0)	(748)	(2,256)	(1,292)	(2,105)
Net unrealized (loss) gain from available-for-sale investments (net of tax of $0)	(6,859)	254	(9,122)	1,835
Reclassification to statements of operations of loss (gain) from available-for-sale investments (net of tax of $0)	469	(760)	49	(1,888)
Other comprehensive loss	(7,138)	(2,762)	(10,365)	(2,158)
Total comprehensive income attributable to common stockholders	$9,955	$15,422	$48,307	$57,654
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Nine Months Ended September 30, 2015 and 2014
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2014	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends	—	—	(30,229)	—	—	(30,229)	—	—
Issuance of common stock	9	467	—	—	—	476	—	851
Repurchase of common stock	—	—	—	—	(11,685)	(11,685)	—	(318)
Tax benefits associated with restricted stock units—net	—	2,849	—	—	—	2,849	—	—
Issuance of restricted stock units	—	920	—	—	—	920	—	—
Amortization of restricted stock units—net	—	18,461	—	—	—	18,461	—	—
Net income	—	—	59,812	—	—	59,812	749	—
Other comprehensive income, net of tax	—	—	—	(2,158)	—	(2,158)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	23,977	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(4,958)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(209)	—
Ending balance, September 30, 2014	$486	$479,835	$(101,783)	$831	$(117,366)	$262,003	$19,766	44,787

Beginning balance, January 1, 2015	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
Dividends	—	—	(34,800)	—	—	(34,800)	—	—
Issuance of common stock	11	519	—	—	—	530	—	1,091
Repurchase of common stock	—	—	—	—	(19,234)	(19,234)	—	(450)
Tax benefits associated with restricted stock units—net	—	5,065	—	—	—	5,065	—	—
Issuance of restricted stock units	—	1,047	—	—	—	1,047	—	—
Amortization of restricted stock units—net	—	17,046	—	—	—	17,046	—	—
Net income (loss)	—	—	58,672	—	—	58,672	(163)	—
Other comprehensive loss, net of tax	—	—	—	(10,365)	—	(10,365)		—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	283	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(7)	—
Ending balance, September 30, 2015	$497	$512,943	$(118,914)	$(11,947)	$(136,637)	$245,942	$720	45,434
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$58,509	$60,561
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	17,123	18,535
Depreciation and amortization	4,700	4,832
Deferred rent	361	1,434
Loss (gain) from seed investments—net	2,815	(3,736)
Deferred income taxes	9,897	647
Foreign currency (gain) loss	(187)	1,798
Changes in operating assets and liabilities:
Accounts receivable	(8,646)	(11,860)
Due from broker	(4,306)	(2,157)
Deferred commissions	(1,812)	(1,426)
Trading investments	(4,974)	(42,653)
Income tax receivable	(3,977)	106
Other assets	(200)	(573)
Accrued compensation	(6,100)	(4,049)
Due to broker	4,492	—
Income tax payable	(41)	(3,850)
Other liabilities and accrued expenses	700	1,312
Net cash provided by operating activities	68,354	18,921
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	4	10,894
Purchases of available-for-sale investments	(4,106)	(6,051)
Proceeds from sales of available-for-sale investments	6,956	10,969
Purchases of property and equipment	(1,640)	(4,889)
Net cash provided by investing activities	1,214	10,923
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	4,736	2,537
Issuance of common stock	450	405
Repurchase of common stock	(19,234)	(11,685)
Dividends to stockholders	(34,078)	(29,562)
Distributions to redeemable noncontrolling interest	(7)	(4,958)
Contributions from redeemable noncontrolling interest	283	23,977
Net cash used in financing activities	(47,850)	(19,286)
Net increase in cash and cash equivalents	21,718	10,558
Effect of foreign exchange rate changes on cash and cash equivalents	(409)	(1,028)
Cash and cash equivalents, beginning of the period	124,938	128,277
Cash and cash equivalents, end of the period	$146,247	$137,807

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the nine months ended September 30, 2015 and 2014, the Company paid taxes, net of tax refunds, of approximately $25,307,000 and $34,209,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the nine months ended September 30, 2015 and 2014, the Company issued fully vested restricted stock units in the amount of $325,000 and $252,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded dividend equivalent restricted stock units, net of forfeitures, in the amount of $722,000 and $667,000, respectively.
As further described in Note 4, during the nine months ended September 30, 2015, the Company's proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company recorded a non-cash reclassification of $21,103,000, which represented the Company's proportionate share of MLO, from equity method investments into available-for-sale investments.

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
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. On the condensed consolidated statements of operations and the condensed consolidated statements of cash flows, the captions “gain (loss) from trading investments—net”, “gain (loss) from available-for-sale investments—net” and “equity in earnings (losses) of affiliates” have been combined into a single caption “gain (loss) from seed investments—net”. The breakdown of these amounts is provided in Note 4, Investments.
Consolidation—The Company consolidates operating entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The Company also consolidates any variable interest entities (VIEs) in which the Company is the primary beneficiary. The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent, or instances in which the Company is able to exercise significant influence but not control.
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
Due from/to Broker—The Company conducts business, primarily with respect to its consolidated seed investments, with brokers for certain of its investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to broker balance represents cash and cash equivalents balances at brokers/custodians and/or net receivables and payables for unsettled security transactions.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date.
Investments classified as trading represent securities held within the affiliated funds that the Company consolidates and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by the Company’s valuation committee. Unrealized gains and losses are recorded as gain (loss) from seed investments—net in the Company’s condensed consolidated statements of operations.
Investments classified as equity method investments represent seed investments that are accounted for using the equity method, under which the Company recognizes its respective share of the investee’s net income or loss for the period as gain (loss) from seed investments—net in the Company’s condensed consolidated statements of operations. As of September 30, 2015, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end mutual funds. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as gain (loss) from seed investments—net in the Company’s condensed consolidated statements of operations.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from seed investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition. As of September 30, 2015, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company enters into foreign exchange contracts to hedge its currency exposure related to certain client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income in the Company's condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(2,738,000) and $(1,446,000) as of September 30, 2015 and December 31, 2014, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for the Company's first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures, as well as the available transition methods.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2015 and December 31, 2014, goodwill was approximately $18,252,000 and $19,120,000, respectively. The Company’s goodwill decreased by $868,000 for the nine months ended September 30, 2015 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2015 and December 31, 2014 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2015:
Amortized intangible assets:
Client relationships	39	$1,543	$(1,247)	$296
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,247)	$1,546
December 31, 2014:
Amortized intangible assets:
Client relationships	48	$1,543	$(1,181)	$362
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,181)	$1,612

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended September 30, 2015 and 2014, respectively, and approximately $66,000 for both the nine months ended September 30, 2015 and 2014, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2015	$23
2016	89
2017	89
2018	95
2019	—
Total	$296

4. Investments
The following is a summary of the Company's investments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Trading investments	$12,851	$9,509
Equity method investments	6,309	28,550
Available-for-sale investments	30,531	21,269
Gain (loss) from seed investments for the three and nine months ended September 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Loss) gain from trading investments—net (1)	$(1,386)	$(2,690)	$(1,632)	$1,055
Equity in (losses) earnings of affiliates	(1,138)	(1,571)	(1,134)	793
(Loss) gain from available-for-sale investments—net	(469)	760	(49)	1,888
Total (loss) gain from seed investments—net	$(2,993)	$(3,501)	$(2,815)	$3,736

Number of new funds seeded	1	—	1	1
_________________________
(1)    Includes net income/(loss) attributable to redeemable noncontrolling interest for the periods presented.
The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in September 2015, and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of September 30, 2015, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company's condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated GLI SICAV as of September 30, 2015. The assets may only be used to settle obligations of GLI SICAV and the liabilities are the sole obligation of GLI SICAV, for which creditors do not have recourse to the general credit of the Company (in thousands):

September 30, 2015
Assets:
Trading investments	$4,830
Due from broker	4,556
Other assets	48
Total assets	$9,434

Liabilities:
Due to broker	$4,502
Other liabilities and accrued expenses	24
Total liabilities	$4,526
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF) is a voting interest entity. CDF was launched by the Company in May 2014 and is an open-end mutual fund for which the Company is the investment adviser. As of September 30, 2015, the Company owned the majority of the outstanding voting interest in CDF. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company owned all of the voting interest in ACOM through September 30, 2014. Accordingly, the underlying assets and liabilities and results of operations of ACOM had been included in the Company's condensed consolidated financial statements. As a result of third-party investments into the fund, effective October 1, 2014, the Company no longer held a controlling financial interest in ACOM. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's condensed consolidated financial statements. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of September 30, 2015, the Company's ownership in ACOM was approximately 11%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of September 30, 2015, the Company's ownership in GRP-TE was approximately 0.2%. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of September 30, 2015, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) is a voting interest entity. MLO was launched by the Company in December 2013 and is an open-end mutual fund for which the Company is the investment adviser. The Company owned the majority of the outstanding voting interest in MLO through October 31, 2014. Accordingly, the underlying assets and liabilities and results of operations of MLO had been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. During the period of November 1, 2014 through April 30, 2015, as a result of additional third-party subscriptions into the fund, the Company no longer owned the majority of the outstanding voting interest in MLO, however it was determined that the Company had significant influence over MLO and recorded its investment in MLO using the equity method of accounting. Effective May 1, 2015, the Company's ownership interest in MLO fell below 20% and the Company no longer has significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
Cohen & Steers Real Assets Fund, Inc. (RAP) is a voting interest entity. RAP was launched by the Company on January 31, 2012 and is an open-end mutual fund for which the Company is the investment adviser. During the period of August 1, 2013 through September 30, 2014, the Company did not hold a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, the Company recorded its investment in RAP using the equity method of accounting. Effective September 30, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer has significant influence over RAP. Accordingly, the Company began recording its investment in RAP as an available-for-sale investment.
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
The following is a summary of the fair value of trading investments and equity method investments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$6,199	$—	$7,612
CDF	5,710	—	7,000	—
GLI SICAV	4,830	—	—	—
GRP-CIP	2,311	—	2,509	—
GRP-TE	—	110	—	111
MLO	—	—	—	20,827
Total	$12,851	$6,309	$9,509	$28,550

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Gain (loss) from trading investments—net for the three and nine months ended September 30, 2015 and 2014, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
ACOM	$—	$(1,321)	$—	$(505)
CDF	(1,221)	(1,450)	(1,521)	(1,404)
GLI SICAV	(98)	—	(98)	—
GRP-CIP	(67)	5	(13)	168
MLO	—	76	—	2,772
Onshore Fund	—	—	—	24
Total (loss) gain from trading investments—net	$(1,386)	$(2,690)	$(1,632)	$1,055

Equity in earnings (losses) of affiliates for the three and nine months ended September 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
ACOM	$(1,138)	$—	$(1,413)	$—
GRP-TE	—	—	3	20
MLO	—	—	276	—
Offshore Fund	—	9	—	20
RAP	—	(1,580)	—	753
Total equity in (losses) earnings of affiliates	$(1,138)	$(1,571)	$(1,134)	$793

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,121	$39	$(7)	$1,153
Common stocks	4,124	160	(435)	3,849
Company-sponsored mutual funds	34,511	—	(8,982)	25,529
Total available-for-sale investments	$39,756	$199	$(9,424)	$30,531
_________________________
(1)    At September 30, 2015, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,043	$54	$(2)	$1,095
Common stocks	5,366	627	(155)	5,838
Company-sponsored mutual funds	15,010	4	(678)	14,336
Total available-for-sale investments	$21,419	$685	$(835)	$21,269
_________________________
(1)    At December 31, 2014, there were no securities with unrealized losses continuously for a period of more than 12 months.
Available-for-sale investments with a fair value of approximately $28,307,000 and $15,875,000 at September 30, 2015 and December 31, 2014, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of September 30, 2015 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the funds. As of September 30, 2015, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the three and nine months ended September 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$2,942	$2,713	$7,558	$11,011
Gross realized gains	79	775	743	2,024
Gross realized losses	(548)	(15)	(792)	(136)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the beginning of the reporting period. There were no transfers between level 1 and level 2 during the nine months ended September 30, 2015.
The following table presents fair value measurements as of September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$56,631	$—	$—	$56,631
Trading investments
Common stocks	$4,830	$—	$—	$4,830
Fixed income securities	—	5,710	—	5,710
Limited partnership interests	—	—	2,311	2,311
Total trading investments	$4,830	$5,710	$2,311	$12,851
Equity method investments	$—	$6,199	$110	$6,309
Available-for-sale investments
Preferred securities	$1,153	$—	$—	$1,153
Common stocks	3,849	—	—	3,849
Company-sponsored mutual funds	25,529	—	—	25,529
Total available-for-sale investments	$30,531	$—	$—	$30,531
Derivatives - assets
Commodity contracts	$141	$—	$—	$141
Total derivatives - assets	$141	$—	$—	$141
Derivatives - liabilities
Foreign exchange contracts	$—	$374	$—	$374
Commodity contracts	342	—	—	342
Total derivatives - liabilities	$342	$374	$—	$716
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
Equity method investments classified as level 3 in the above table represent the carrying amount of the Company's partnership interest in GRP-TE, which approximates its fair value based on the fund's net asset value. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of September 30, 2015, the Company did not have the ability to redeem its investment in GRP-TE.
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
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
	Limited Partnership Interests	GRP-TE	Limited Partnership Interests	GRP-TE
Balance at beginning of period	$2,463	$110	$2,509	$111
Purchases / contributions	13	—	57	2
Sales / distributions	(98)	—	(245)	(6)
Realized gains	40	—	136	2
Unrealized (losses) gains (1)	(107)	—	(146)	1
Transfers into (out of) level 3	—	—	—	—
Balance at end of period	$2,311	$110	$2,311	$110

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at September 30, 2015.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Trading Investments		Equity Method Investments	Available-for-sale investments	Trading Investments		Equity Method Investments	Available-for-sale investments
	Common Stocks	Limited Partnership Interests	GRP-TE	Preferred Securities	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at beginning of period	$—	$2,378	$105	$—	$503	$2,740	$528	$3,325
Purchases / contributions	—	151	2	—	—	456	11	—
Sales / distributions	—	—	—	—	(527)	(721)	(463)	(4,000)
Realized gains	—	—	—	—	24	64	—	675
Unrealized (losses) gains (1)	—	(113)	—	—	—	(123)	31	—
Transfers into (out of) level 3	—	—	—	—	—	—	—	—
Balance at end of period	$—	$2,416	$107	$—	$—	$2,416	$107	$—

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at September 30, 2014.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Realized gains (losses) from investments classified as trading investments, equity method investments and available-for-sale investments in the above tables were recorded as gain (loss) from seed investments in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from investments classified as trading investments and equity method investments in the above tables were recorded as gain (loss) from seed investments in the Company's condensed consolidated statements of operations. Unrealized gains (losses) from available-for-sale investments in the above tables were recorded as unrealized gain (loss) from available-for-sale investments in the Company's condensed consolidated statements of comprehensive income.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of September 30, 2015 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,324	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	10% - 12.5% 8% - 8.5% $15.00 - 17.00 psf
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at September 30, 2015 (in thousands):

	September 30, 2015
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$—	$—	$18,423	$374
Total commodity contracts	4,525	141	5,745	342
Total derivatives	$4,525	$141	$24,168	$716
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
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $242,000 and $422,000 as of September 30, 2015 and December 31, 2014, respectively, was held as collateral for futures contracts. Securities included in trading investments in the condensed consolidated statement of financial condition of approximately $535,000 and $650,000 as of September 30, 2015 and December 31, 2014, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three and nine months ended September 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange contracts	$(492)	$1,275	$(866)	$767
Commodity contracts	(1,221)	(2,221)	(1,522)	(1,871)
Total derivatives	$(1,713)	$(946)	$(2,388)	$(1,104)

7. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the total weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share is computed using the treasury stock method.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Anti-dilutive common stock equivalents of approximately 90,000 and 36,000 shares, respectively, were excluded from the computation for the three and nine months ended September 30, 2015. No anti-dilutive common stock equivalents were excluded from the computation for the three and nine months ended September 30, 2014.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$16,964	$18,037	$58,509	$60,561
Less: Net loss (income) attributable to redeemable noncontrolling interest	129	147	163	(749)
Net income attributable to common stockholders	$17,093	$18,184	$58,672	$59,812
Basic weighted average shares outstanding	45,500	44,839	45,402	44,766
Dilutive potential shares from restricted stock units	330	850	471	802
Diluted weighted average shares outstanding	45,830	45,689	45,873	45,568
Basic earnings per share attributable to common stockholders	$0.38	$0.41	$1.29	$1.34
Diluted earnings per share attributable to common stockholders	$0.37	$0.40	$1.28	$1.31

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. For the three months ended September 30, 2015 and September 30, 2014, the effective tax rate was approximately 40.3% and 37.1%, respectively. The effective tax rate for the three months ended September 30, 2015 included the cumulative effect to adjust the estimated tax rate to 38% for the full year 2015. The effective tax rate for the three months ended September 30, 2014 included the cumulative effect to adjust the estimated tax rate to 36% for the full year 2014. The effective tax rate for the nine months ended September 30, 2015 and September 30, 2014 was approximately 38% and 36%, respectively. The Company expects the tax rate for the full year 2015 to approximate 38%, excluding discrete items.
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

9. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of September 30, 2015, CSS had net capital of approximately $2,585,000, which exceeded its requirements by approximately $2,428,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of September 30, 2015, CSAL and CSUK had aggregate regulatory capital of approximately $66,790,000, which exceeded aggregate regulatory capital requirements by approximately $64,161,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment advisory and administration fees	$53,059	$54,789	$165,007	$155,201
Distribution and service fees	3,961	3,738	11,881	10,952
	$57,020	$58,527	$176,888	$166,153
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored mutual funds for the three and nine months ended September 30, 2015 and 2014 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$1,172	$—	$1,172	$192
Gross realized gains	—	—	—	—
Gross realized losses	(431)	—	(431)	(3)
Dividend income	171	—	471	—
The Company has agreements with certain affiliated open-end mutual funds and closed-end funds to reimburse certain fund expenses. For the three months ended September 30, 2015 and 2014, expenses of approximately $1,998,000 and $2,042,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2015 and 2014, expenses of approximately $6,476,000 and $6,581,000, respectively, were incurred.
Included in accounts receivable at September 30, 2015 and December 31, 2014 are receivables due from Company-sponsored mutual funds of approximately $18,146,000 and $19,750,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of September 30, 2015, the Company has funded approximately $3.2 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of September 30, 2015.

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
On November 3, 2015, CNS declared quarterly and special cash dividends on its common stock in the amount of $0.25 and $0.50 per share, respectively. The dividends will be payable on December 16, 2015 to stockholders of record at the close of business on November 25, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 and September 30, 2014. Such information should be read in conjunction with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included herein. The condensed consolidated financial statements of the Company included herein are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle.
Our primary investment strategies include U.S. and global/international real estate securities, global listed infrastructure, master limited partnerships (MLPs), commodities, natural resource equities, multi-strategy real assets, preferred securities and large cap value. Our strategies encompass a variety of investment objectives and risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered mutual funds and other commingled vehicles and separate accounts, including sub-advised portfolios for financial institutions around the world.
Our products and services are marketed through multiple distribution channels. We distribute our U.S. registered mutual funds principally through financial intermediaries, including broker/dealers, registered investment advisers, banks and fund supermarkets. Our funds domiciled in Europe are marketed to retail and institutional investors through financial intermediaries, as well as privately to institutional investors. Our institutional clients include corporate and public pension plans, endowment funds and foundations, insurance companies and other financial institutions that access our investment management services directly or through consultants.
Our revenue is derived from investment advisory fees received from our clients, including fees for managing or sub-advising separate accounts, and investment advisory, administration, distribution and service fees received from Company-sponsored open-end mutual funds and closed-end funds. Our fees are based on contractually specified percentages of the value of the assets we manage. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of our investment decisions, market conditions, foreign currency fluctuations, or investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
Quarterly Highlights
Revenue decreased 5% from the second quarter of 2015 to $79.7 million for the third quarter of 2015. The decrease in revenue was primarily attributable to lower average assets under management in all three types of investment vehicles. Operating income increased 1% from the second quarter of 2015 to $31.5 million for the third quarter of 2015. Operating margin increased to 39.5% for the third quarter of 2015 compared with 37.3% for the second quarter of 2015. Our effective tax rate, which included the cumulative effect of adjusting the rate from 37% to 38% for the year, was 40.3% for the third quarter of 2015.
Assets under management decreased by $404 million, or 1%, in the third quarter of 2015 to $49.7 billion as of September 30, 2015, driven by net outflows combined with market depreciation. Average assets under management decreased by 5% during the third quarter of 2015 to $50.7 billion. Our overall annualized organic decay rate was 2% for the third quarter of 2015. Organic growth/decay rates represent the ratio of annualized net flows for the quarter to the beginning assets under management.
Business Developments
In September, we launched the Cohen & Steers SICAV Global Listed Infrastructure Fund, a new fund in our series of Luxembourg-domiciled undertakings for collective investments in transferable securities (UCITS). The fund delivers our global listed infrastructure strategy to retail and institutional investors outside of the United States. This actively managed fund will seek long-term capital growth and dividend income through equity investments in a diverse cross section of countries and infrastructure subsectors.
In September, we also registered to launch the Cohen & Steers Low Duration Preferred & Income Fund, Inc., a U.S. open-end registered investment company under the Investment Company Act of 1940, which we expect will be available to investors by the end of the year.

Assets Under Management
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Institutional Accounts
Assets under management, beginning of period	$24,545	$25,728	$26,201	$22,926
Inflows	652	893	1,750	1,700
Outflows	(689)	(1,962)	(2,673)	(3,510)
Net outflows	(37)	(1,069)	(923)	(1,810)
Market appreciation (depreciation)	137	(831)	(633)	2,712
Transfers *	—	113	—	113
Total increase (decrease)	100	(1,787)	(1,556)	1,015
Assets under management, end of period	$24,645	$23,941	$24,645	$23,941
Average assets under management for period	$24,885	$24,944	$25,961	$24,608

Open-end Mutual Funds
Assets under management, beginning of period	$16,236	$16,629	$17,131	$14,016
Inflows	1,145	1,542	4,094	4,529
Outflows	(1,347)	(1,439)	(4,583)	(3,807)
Net (outflows) inflows	(202)	103	(489)	722
Market appreciation (depreciation)	107	(503)	(501)	1,491
Transfers *	—	(113)	—	(113)
Total (decrease) increase	(95)	(513)	(990)	2,100
Assets under management, end of period	$16,141	$16,116	$16,141	$16,116
Average assets under management for period	$16,433	$16,768	$17,298	$15,797

Closed-end Funds
Assets under management, beginning of period	$9,367	$9,928	$9,805	$8,965
Inflows	—	—	—	—
Outflows	—	—	(19)	—
Net outflows	—	—	(19)	—
Market (depreciation) appreciation	(409)	(290)	(828)	673
Total (decrease) increase	(409)	(290)	(847)	673
Assets under management, end of period	$8,958	$9,638	$8,958	$9,638
Average assets under management for period	$9,349	$9,922	$9,717	$9,630

Total
Assets under management, beginning of period	$50,148	$52,285	$53,137	$45,907
Inflows	1,797	2,435	5,844	6,229
Outflows	(2,036)	(3,401)	(7,275)	(7,317)
Net outflows	(239)	(966)	(1,431)	(1,088)
Market (depreciation) appreciation	(165)	(1,624)	(1,962)	4,876
Total (decrease) increase	(404)	(2,590)	(3,393)	3,788
Assets under management, end of period	$49,744	$49,695	$49,744	$49,695
Average assets under management for period	$50,667	$51,634	$52,976	$50,035
_________________________
* Represents transfer of assets under management not related to subscriptions, redemptions or market appreciation (depreciation).

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
U.S. Real Estate
Assets under management, beginning of period	$25,604	$27,404	$28,357		$23,116
Inflows	618	735	1,999		2,225
Outflows	(1,135)	(1,054)	(3,693)		(2,466)
Net outflows	(517)	(319)	(1,694)		(241)
Market appreciation (depreciation)	725	(859)	(851)		3,129
Transfers *	—	—	—		222
Total increase (decrease)	208	(1,178)	(2,545)		3,110
Assets under management, end of period	$25,812	$26,226	$25,812		$26,226
Average assets under management for period	$26,130	$27,422	$27,822		$26,108

Global/International Real Estate
Assets under management, beginning of period	$9,654	$10,161	$10,184		$9,498
Inflows	170	620	835		1,338
Outflows	(378)	(651)	(1,575)		(1,832)
Net outflows	(208)	(31)	(740)		(494)
Market (depreciation) appreciation	(67)	(453)	(65)		673
Total (decrease) increase	(275)	(484)	(805)	—	179
Assets under management, end of period	$9,379	$9,677	$9,379		$9,677
Average assets under management for period	$9,633	$10,200	$10,050		$9,931

Preferred Securities
Assets under management, beginning of period	$6,742	$5,672	$6,342		$4,722
Inflows	476	597	1,820		1,475
Outflows	(309)	(445)	(1,283)		(773)
Net inflows	167	152	537		702
Market (depreciation) appreciation	(32)	(58)	(2)		342
Total increase	135	94	535		1,044
Assets under management, end of period	$6,877	$5,766	$6,877		$5,766
Average assets under management for period	$6,843	$5,675	$6,771		$5,348

Global Listed Infrastructure
Assets under management, beginning of period	$5,422	$5,616	$5,697		$4,714
Inflows	418	326	712		797
Outflows	(116)	(144)	(473)		(416)
Net inflows	302	182	239		381
Market (depreciation) appreciation	(512)	(187)	(724)		516
Total (decrease) increase	(210)	(5)	(485)		897
Assets under management, end of period	$5,212	$5,611	$5,212		$5,611
Average assets under management for period	$5,464	$5,703	$5,638		$5,352

Assets Under Management By Investment Strategy - continued	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other
Assets under management, beginning of period	$2,726	$3,432	$2,557	$3,857
Inflows	115	157	478	394
Outflows	(98)	(1,107)	(251)	(1,830)
Net inflows (outflows)	17	(950)	227	(1,436)
Market (depreciation) appreciation	(279)	(67)	(320)	216
Transfers *	—	—	—	(222)
Total decrease	(262)	(1,017)	(93)	(1,442)
Assets under management, end of period	$2,464	$2,415	$2,464	$2,415
Average assets under management for period	$2,597	$2,634	$2,695	$3,296

Total
Assets under management, beginning of period	$50,148	$52,285	$53,137	$45,907
Inflows	1,797	2,435	5,844	6,229
Outflows	(2,036)	(3,401)	(7,275)	(7,317)
Net outflows	(239)	(966)	(1,431)	(1,088)
Market (depreciation) appreciation	(165)	(1,624)	(1,962)	4,876
Total (decrease) increase	(404)	(2,590)	(3,393)	3,788
Assets under management, end of period	$49,744	$49,695	$49,744	$49,695
Average assets under management for period	$50,667	$51,634	$52,976	$50,035
_________________________
* Represents transfer of assets under management not related to subscriptions, redemptions or market appreciation (depreciation).
Overview
Assets under management were $49.7 billion at September 30, 2015, an increase of 0.1% from $49.7 billion at September 30, 2014. The increase was due to market appreciation of $2.3 billion, partially offset by net outflows of $2.2 billion for the twelve months ended September 30, 2015. Market appreciation included $2.8 billion from U.S. real estate and $617 million from global/international real estate, partially offset by market depreciation of $805 million from global listed infrastructure and $169 million from commodities (included in Other in the table above). Net outflows included $3.2 billion from U.S. real estate and $915 million from global/international real estate, partially offset by net inflows of $1.0 billion into preferred securities, $406 million into global listed infrastructure and $387 million into commodities.
Average assets under management were $50.7 billion for the three months ended September 30, 2015, a decrease of 2% from $51.6 billion for the three months ended September 30, 2014. Average assets under management were $53.0 billion for the nine months ended September 30, 2015, an increase of 6% from $50.0 billion for the nine months ended September 30, 2014.
Institutional accounts
Assets under management in institutional accounts were $24.6 billion at September 30, 2015, an increase of 3% from $23.9 billion at September 30, 2014. The increase in assets under management for the twelve months ended September 30, 2015 was due to market appreciation of $1.9 billion, partially offset by net outflows of $1.2 billion. Market appreciation included $1.7 billion from U.S. real estate and $529 million from global/international real estate, partially offset by market depreciation of $166 million from commodities and $145 million from global listed infrastructure. Net outflows included $1.5 billion from U.S. real estate and $452 million from global/international real estate, partially offset by net inflows of $388 million into commodities and $315 million into global listed infrastructure.
Average assets under management for institutional accounts were $24.9 billion for both the three months ended September 30, 2015 and 2014, respectively. Average assets under management were $26.0 billion for the nine months ended September 30, 2015, an increase of 5% from $24.6 billion for the nine months ended September 30, 2014.

Assets under management in institutional accounts from subadvisory relationships were $17.5 billion at September 30, 2015, an increase of 2% from $17.1 billion at September 30, 2014. The increase in assets under management for the twelve months ended September 30, 2015 was due to market appreciation of $1.4 billion, partially offset by net outflows of $1.0 billion. Market appreciation included $1.3 billion from U.S. real estate and $353 million from global/international real estate, partially offset by market depreciation of $152 million from commodities and $101 million from global listed infrastructure. Net outflows included $1.4 billion from U.S. real estate and $293 million from global/international real estate, partially offset by net inflows of $325 million into commodities, $189 million into global listed infrastructure and $124 million into preferred securities.
Average assets under management for institutional accounts from subadvisory relationships were $17.8 billion for the three months ended September 30, 2015, a decrease of 1% from $17.9 billion for the three months ended September 30, 2014. Average assets under management were $18.6 billion for the nine months ended September 30, 2015, an increase of 4% from $17.8 billion for the nine months ended September 30, 2014.
Assets under management in institutional accounts from advisory relationships were $7.1 billion at September 30, 2015, an increase of 4% from $6.8 billion at September 30, 2014. The increase in assets under management for the twelve months ended September 30, 2015 was due to market appreciation of $461 million, partially offset by net outflows of $165 million. Market appreciation included $333 million from U.S. real estate and $176 million from global/international real estate, partially offset by market depreciation of $44 million from global listed infrastructure. Net outflows included $159 million from global/international real estate, $155 million from preferred securities and $78 million from U.S. real estate, partially offset by net inflows of $126 million into global listed infrastructure and $84 million into natural resource equities (included in Other in the table above).
Average assets under management for institutional accounts from advisory relationships were $7.1 billion for both the three months ended September 30, 2015 and 2014, respectively. Average assets under management were $7.3 billion for the nine months ended September 30, 2015, an increase of 8% from $6.8 billion for the nine months ended September 30, 2014.
Open-end mutual funds
Assets under management in open-end mutual funds were $16.1 billion at both September 30, 2015 and September 30, 2014 as market appreciation of $1.0 billion was offset by net outflows of $1.0 billion. Market appreciation included $1.0 billion from U.S. real estate, $87 million from global/international real estate and $49 million from preferred securities, partially offset by market depreciation of $56 million from global listed infrastructure. Net outflows included $1.6 billion from U.S. real estate and $462 million from global/international real estate, partially offset by net inflows of $1.1 billion into preferred securities.
Average assets under management for open-end mutual funds were $16.4 billion for the three months ended September 30, 2015, a decrease of 2% from $16.8 billion for the three months ended September 30, 2014. Average assets under management were $17.3 billion for the nine months ended September 30, 2015, an increase of 10% from $15.8 billion for the nine months ended September 30, 2014.
Closed-end funds
Assets under management in closed-end funds were $9.0 billion at September 30, 2015, a decrease of 7% from $9.6 billion at September 30, 2014. The decrease in assets under management for the twelve months ended September 30, 2015 was primarily due to market depreciation of $661 million.
Average assets under management for closed-end funds were $9.3 billion for the three months ended September 30, 2015, a decrease of 6% from $9.9 billion for the three months ended September 30, 2014. Average assets under management were $9.7 billion for the nine months ended September 30, 2015, an increase of 1% from $9.6 billion for the nine months ended September 30, 2014, primarily due to market appreciation.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2015		2014		2015		2014
Results of operations
Total revenue	$79,667		$80,845		$246,984		$232,092
Total expenses	(48,190)		(48,518)		(149,787)		(142,501)
Total non-operating (loss) income	(2,972)	(1)	(3,557)	(1)	(2,727)	(2)	4,614	(2)
Income before provision for income taxes	$28,505	(1)	$28,770	(1)	$94,470	(2)	$94,205	(2)

(1) Includes net loss of $129 and $147 attributable to redeemable noncontrolling interest for the three months ended September 30, 2015 and 2014, respectively.
(2) Includes net loss of $163 and net income of $749 attributable to redeemable noncontrolling interest for the nine months ended September 30, 2015 and 2014, respectively.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenue
Total revenue decreased 1% to $79.7 million for the three months ended September 30, 2015 from $80.8 million for the three months ended September 30, 2014. This decrease was primarily attributable to lower investment advisory and administration fees of $1.7 million, resulting from lower average assets under management in all three investment vehicles.
For the three months ended September 30, 2015, total investment advisory revenue from institutional accounts increased 1% to $20.6 million from $20.5 million for the three months ended September 30, 2014.
For the three months ended September 30, 2015, total investment advisory and administration revenue from open-end mutual funds decreased 2% to $32.8 million from $33.4 million for the three months ended September 30, 2014.
For the three months ended September 30, 2015, total investment advisory and administration revenue from closed-end funds decreased 6% to $20.0 million from $21.3 million for the three months ended September 30, 2014.
Expenses
Total operating expenses decreased 1% to $48.2 million for the three months ended September 30, 2015 from $48.5 million for the three months ended September 30, 2014, primarily due to decreases of $787,000 in employee compensation and benefits and $470,000 in distribution and service fee expenses, partially offset by an increase of $862,000 in general and administrative expenses.
Employee compensation and benefits decreased 3% to $25.9 million for the three months ended September 30, 2015 from $26.7 million for the three months ended September 30, 2014, primarily due to lower amortization of restricted stock units of approximately $1.1 million, partially offset by higher incentive compensation of approximately $299,000 and an increase in salaries of approximately $186,000 primarily due to new hires.
Distribution and service fee expenses decreased 5% to $8.6 million for the three months ended September 30, 2015 from $9.0 million for the three months ended September 30, 2014. The decrease was primarily due to lower average assets under management in open-end, no-load mutual funds.
General and administrative expenses increased 8% to $12.2 million for the three months ended September 30, 2015 from $11.3 million for the three months ended September 30, 2014. The increase was primarily due to higher recruiting fees of approximately $640,000 and higher rent and occupancy costs of approximately $445,000 attributable to the expansion of office space at our corporate headquarters.
Operating Margin
Operating margin for the three months ended September 30, 2015 was 39.5%, compared with 40.0% for the three months ended September 30, 2014.

Non-operating Income
Non-operating loss for the three months ended September 30, 2015 was $3.0 million, compared with $3.6 million for the three months ended September 30, 2014. The decrease was primarily due to lower realized and unrealized losses from seed investments. The non-operating loss for the three months ended September 30, 2015 and September 30, 2014 included net loss attributable to redeemable noncontrolling interest of $129,000 and $147,000, respectively.
Income Taxes
Income tax expense was $11.5 million for the three months ended September 30, 2015, compared with $10.7 million for the three months ended September 30, 2014. The provision for income taxes for the three months ended September 30, 2015 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 40.3%, which included the cumulative effect to adjust our estimated tax rate from 37% to 38% for the full year 2015 due to a valuation allowance that was recorded on the tax benefit associated with the non-operating losses for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2014 was approximately 37.1%, which included the cumulative effect to adjust our estimated tax rate to 36% for the full year 2014. We expect our tax rate for the full year 2015 to approximate 38%, excluding discrete items.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenue
Total revenue increased 6% to $247.0 million for the nine months ended September 30, 2015 from $232.1 million for the nine months ended September 30, 2014. This increase was primarily attributable to higher investment advisory and administration fees of $12.8 million, resulting from higher average assets under management in all three investment vehicles, higher portfolio consulting and other revenue of approximately $1.2 million, attributable to higher average assets under advisement from model-based strategies, and higher distribution and service fee revenue of approximately $929,000, attributable to higher average assets under management in our open-end mutual funds in 2015.
For the nine months ended September 30, 2015, total investment advisory revenue from institutional accounts increased 5% to $64.0 million from $60.7 million for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, total investment advisory and administration revenue from open-end mutual funds increased 10% to $102.7 million from $93.6 million for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, total investment advisory and administration revenue from closed-end funds increased 1% to $61.8 million from $61.4 million for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, total portfolio consulting and other revenue increased 22% to $6.6 million from $5.5 million for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, total distribution and service fee revenue increased 8% to $11.9 million from $11.0 million for the nine months ended September 30, 2014.
Expenses
Total operating expenses increased 5% to $149.8 million for the nine months ended September 30, 2015 from $142.5 million for the nine months ended September 30, 2014, primarily due to increases of $3.7 million in employee compensation and benefits, $3.0 million in general and administrative expenses and $746,000 in distribution and service fee expenses.
Employee compensation and benefits increased 5% to $80.3 million for the nine months ended September 30, 2015 from $76.6 million for the nine months ended September 30, 2014, primarily due to increases in salaries and benefits of approximately $2.3 million primarily due to new hires, incentive compensation of approximately $1.5 million and production compensation of approximately $451,000, partially offset by lower amortization of restricted stock units of approximately $1.7 million.
General and administrative expenses increased 9% to $37.5 million for the nine months ended September 30, 2015 from $34.5 million for the nine months ended September 30, 2014. The increase was primarily due to higher recruiting fees of approximately $934,000, increased rent and occupancy costs of approximately $682,000 attributable to the expansion of office space at our corporate headquarters, higher international travel expenses of approximately $500,000 and higher sponsored conference expenses of approximately $330,000.
Distribution and service fee expenses increased 3% to $27.4 million for the nine months ended September 30, 2015 from $26.6 million for the nine months ended September 30, 2014. The increase was primarily due to higher average assets under management in open-end mutual funds, partially offset by a shift to lower cost share classes and the expiration of a compensation agreement entered into in connection with the common stock offering of one of our closed-end funds for which fees were incurred through January 2015.
Operating Margin
Operating margin for the nine months ended September 30, 2015 was 39.4%, compared with 38.6% for the nine months ended September 30, 2014.
Non-operating Income
Non-operating loss for the nine months ended September 30, 2015 was $2.7 million, compared with non-operating income of $4.6 million for the nine months ended September 30, 2014. The decrease was primarily due to realized and unrealized losses from seed investments. The non-operating loss for the nine months ended September 30, 2015 included net loss attributable to redeemable noncontrolling interest of $163,000. The non-operating income for the nine months ended September 30, 2014 included net income attributable to redeemable noncontrolling interest of $749,000.
Income Taxes
Income tax expense was $36.0 million for the nine months ended September 30, 2015, compared with $33.6 million for the nine months ended September 30, 2014. The provision for income taxes for the nine months ended September 30, 2015 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38%. The effective tax rate for the nine months ended September 30, 2014 was approximately 36%. We expect our tax rate for the full year 2015 to approximate 38%, excluding discrete items.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable (together, liquid assets). Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement, were 79% and 78% of total assets as of September 30, 2015 and December 31, 2014, respectively.
Cash and cash equivalents increased by $21.7 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2015. Net cash provided by operating activities was $68.4 million for the nine months ended September 30, 2015. Net cash provided by investing activities was $1.2 million, which included proceeds from sales of available-for-sale investments in the amount of $7.0 million, partially offset by purchases of available-for-sale investments in the amount of $4.1 million and purchases of property and equipment in the amount of $1.6 million. Net cash of $47.9 million was used in financing activities, primarily for dividends to stockholders of $34.1 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $19.2 million, partially offset by excess tax benefits associated with the vesting and delivery of restricted stock units of $4.7 million, issuance of common stock of $450,000 and contributions from redeemable noncontrolling interest of $283,000. For the nine months ended September 30, 2015, we made one new seed investment of $5 million in connection with the launch of the Cohen & Steers SICAV Global Listed Infrastructure Fund.
Cash and cash equivalents increased by $10.6 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2014. Net cash provided by operating activities was $18.9 million for the nine months ended September 30, 2014. Net cash provided by investing activities was $10.9 million, which included proceeds from sales of available-for-sale investments in the amount of $11.0 million and proceeds from the redemption of equity method investments of $10.9 million, partially offset by purchases of available-for-sale investments in the amount of $6.1 million and purchases of property and equipment in the amount of $4.9 million. Net cash of $19.3 million was used in financing activities, primarily for dividends to stockholders of $29.6 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $11.7 million and distributions to redeemable noncontrolling interest of $5.0 million, partially offset by contributions from redeemable noncontrolling interest of $24.0 million and excess tax benefits associated with the vesting and delivery of restricted stock units of $2.5 million. For the nine months ended September 30, 2014, we made one new seed investment of $10 million in connection with the launch of the Cohen & Steers Active Commodities Strategy Fund, Inc.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (SEC). At September 30, 2015, we exceeded our minimum regulatory capital requirements by approximately $2.4 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At September 30, 2015, CSAL and CSUK exceeded their aggregate minimum regulatory requirements by approximately $64.2 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $83.5 million held by our foreign subsidiaries as of September 30, 2015. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of September 30, 2015, we funded approximately $3.2 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of September 30, 2015.
On November 3, 2015, the Company declared quarterly and special cash dividends on its common stock in the amount of approximately $34.1 million. The dividends will be payable on December 16, 2015 to stockholders of record at the close of business on November 25, 2015.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable operating leases for office space and certain computer and office equipment. There were no material capital lease obligations as of September 30, 2015. The following summarizes our contractual obligations as of September 30, 2015 (in thousands):

	2015	2016	2017	2018	2019	2020 and after	Total
Operating leases	$3,007	$12,429	$11,277	$10,287	$10,733	$42,978	$90,711
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Certain of our seed investments in Company-sponsored mutual funds had unrealized losses at September 30, 2015. Our assessment of whether such unrealized losses were other than temporary required management to make certain judgments about matters that may be uncertain at the time the estimate was made, and, therefore we considered this to be a critical accounting estimate for the third quarter of 2015. When evaluating whether these unrealized losses were other than temporary, we considered such factors as the extent and duration of the losses as well as quantitative and qualitative information about the financial condition and near term prospects of each of the funds and underlying portfolios. In addition, we determined that we had the ability and intent to hold these investments until a recovery of their fair value. If we had determined that such unrealized losses were other than temporary, we would have recorded the losses on our condensed consolidated statements of operations.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2015 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in legal matters relating to claims arising in the ordinary course of our business. There are currently no such matters pending that we believe could have a material effect on our condensed consolidated results of operations, cash flows or financial condition. In addition, from time to time, we may receive subpoenas or other requests for information from various U.S. federal and state governmental authorities, domestic and international regulatory authorities and third parties in connection with certain industry-wide inquiries or other investigations or legal proceedings. It is our policy to cooperate fully with such requests.

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2015, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2015	809	$33.97	—	—
August 1 through August 31, 2015	879	$30.96	—	—
September 1 through September 30, 2015	—	$—	—	—
Total	1,688	$32.40	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

_________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2015	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 6, 2015	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer