Form 10-K
period 2015-12-31
COHEN & STEERS INC
filed 2016-02-26
CIK 1284812

_______________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $692 million. There is no non-voting common stock of the Registrant outstanding.
As of February 22, 2016, there were 45,823,832 shares of the Registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2016 annual meeting of stockholders scheduled to be held on May 5, 2016 are incorporated by reference into Part III of this Form 10-K.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, Inc. (CNS), a Delaware corporation formed on March 17, 2004, is a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle, we serve institutional and individual investors around the world.
CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers Asia Limited (CSAL), Cohen & Steers UK Limited (CSUK) and Cohen & Steers Japan, LLC (CSJL). CNS and its subsidiaries are collectively referred to as the Company, we, us or our.
Our revenue is derived primarily from investment advisory fees received from institutional accounts and investment advisory, administration, distribution and service fees received from open-end and closed-end funds. Our fees are based on contractually specified percentages of the value of the managed assets in each client's account. Our revenue fluctuates with changes in the total value of the assets in a client's account and is recognized over the period that the assets are managed.
At December 31, 2015, we managed $52.6 billion in assets - $26.1 billion in institutional accounts, $17.5 billion in open-end funds, and $9.0 billion in closed-end funds. Our assets under management decreased 1% from $53.1 billion at December 31, 2014 as a result of net outflows of $981 million, partially offset by market appreciation of $438 million.
Investment Vehicles
We manage three types of investment vehicles: institutional accounts, open-end funds and closed-end funds.
Institutional Accounts
Institutional accounts for which we serve as investment adviser represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in accordance with the investment requirements of that client as set forth in such client's investment advisory agreement and investment guidelines. The investment advisory agreements with our institutional account clients are generally terminable at any time. For the years ended December 31, 2015, 2014 and 2013, investment advisory fees from our institutional accounts totaled approximately $85.5 million, $81.9 million and $81.8 million, respectively, and accounted for 28%, 28% and 30%, respectively, of our investment advisory and administrative fee revenue.
Subadvisory assets, which represent accounts for which we have been appointed as a subadvisor by the investment adviser to that vehicle, are included in our institutional account assets. As subadvisor, we are responsible for managing the investments, while the investment adviser oversees our performance as subadvisor; the fund sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions of income for the vehicle to its beneficial owners. As of December 31, 2015, approximately $18.5 billion of our institutional account assets were subadvisory assets.
Open-end Funds
The open-end funds for which we serve as investment adviser offer and issue new shares continuously as assets are invested and redeem shares when assets are withdrawn. The share price for purchases and redemptions of shares of each of the open-end funds is determined by each fund's net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund's assets less liabilities, divided by the fund's total shares outstanding.
The investment advisory fees that we receive from the open-end funds for which we serve as investment adviser vary based on each fund's investment strategy, fees charged by other comparable funds and the market in which the fund is offered. In addition, we receive a separate fee for providing administrative services to certain open-end funds at a rate that is designed to reimburse us for the cost of providing these services. The open-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a percentage of the value of the fund's average assets under management. For the years ended December 31, 2015, 2014 and 2013, investment advisory and administrative fees from open-end funds totaled approximately $136.9 million, $127.4 million and $114.7 million, respectively, and accounted for 45%, 44% and 42%, respectively, of our investment advisory and administrative fee revenue.

Our investment advisory and administration agreements with the U.S. registered open-end funds for which we serve as investment adviser are generally terminable upon a vote of a majority of the fund's board of directors on 60 days' notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval, following the initial two-year term, by a majority of the directors of the fund's board who are not "interested persons," as defined by the Investment Company Act of 1940 (the Investment Company Act).
Closed-end Funds
The closed-end funds for which we serve as investment adviser are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by the fund's shareholders. The trading price of the shares is determined by supply and demand in the marketplace, and, as a result, the shares may trade at a premium or discount to the net asset value of the fund.
The investment advisory fees that we receive from the closed-end funds for which we serve as investment adviser vary based on each fund's investment strategy, fees charged by other comparable funds and prevailing market conditions at the time each closed-end fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to eight of the nine closed-end funds at a rate that is designed to reimburse us for the cost of providing these services. The closed-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a percentage of the value of the fund's average assets under management. For the years ended December 31, 2015, 2014 and 2013, investment advisory and administrative fees from closed-end funds totaled approximately $81.4 million, $82.5 million and $74.6 million, respectively, and accounted for 27%, 28% and 28%, respectively, of our investment advisory and administrative fee revenue.
Our investment advisory agreements with each closed-end fund for which we serve as investment adviser are generally terminable upon a vote of a majority of the fund's board of directors on 60 days' notice and are subject to annual approval, following the initial two-year term, by a majority of the directors of the fund's board who are not "interested persons," as defined by the Investment Company Act.
Portfolio Consulting and Other Services
We maintain two proprietary indexes, Cohen & Steers Realty Majors Index (RMP) and Cohen & Steers Global Realty Majors Index (GRM). RMP is the basis for the iShares Cohen & Steers REIT ETF sponsored by BlackRock Institutional Trust Company, N.A. GRM is the basis for Cohen & Steers Global Realty Majors ETF sponsored by ALPS Fund Services, Inc. and iShares Global Real Estate Index Fund (formerly, Claymore Global Real Estate ETF) sponsored by BlackRock Investments Canada Inc. (formerly, Claymore Investments, Inc.) We earn a licensing fee based on a percentage of the funds' assets for the use of our indexes, which assets, as of December 31, 2015, were approximately $3.8 billion. While we receive a fee on these assets, they are not included in our reported assets under management.
We also provide services in connection with model-based strategies (MBS) accounts. As portfolio consultant for a number of MBS accounts, we construct portfolios of securities that fulfill the investment objective of a specified mandate and supply portfolio models on a regular basis. As of December 31, 2015, we provided such portfolio consulting services to MBS accounts with aggregate assets of $2.4 billion. While we receive a fee on these assets, they are not included in our reported assets under management.
In addition, we provide several services in connection with assets held by unit investment trusts (UITs). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the UIT (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfy the investment objective of the UIT. We also provide ongoing portfolio monitoring services and provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2015, we provided such portfolio consulting services to UITs with aggregate assets of $726 million. While we receive a fee on these assets, they are not included in our reported assets under management.
Our fee schedules for these services vary based on the type of services.
Our Investment Strategies
Each of our investment strategies is overseen by a specialist team, each of which is led by a portfolio manager, or a team of portfolio managers, supported by dedicated analysts. These personnel are located in our New York, Seattle, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and each has a unique and well defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements. These teams are subject to multiple levels of oversight and support from our President and Chief

Investment Officer, our Chief Administrative Officer-Investments, our Investment Risk Committee, our Investment Operating Committee and our Legal and Compliance Department. Some of our strategies may involve multiple asset classes and are overseen by investment committees led by senior portfolio managers of our specialist teams.
Below is a summary of our investment strategies:
Real Assets invests in a diversified multi-strategy portfolio of companies and securities that generally own or are backed by tangible real assets, including real estate securities, global listed infrastructure, commodities and natural resource equities, with the objective of achieving attractive total returns over the long term, while providing diversification and maximizing the potential for real returns in periods of rising inflation and rising interest rates.
Real Estate Securities invests in a portfolio of common stocks and other securities issued by U.S. and non-U.S. real estate companies, including real estate investment trusts (REITs) and similar REIT-like entities. This strategy draws on the expertise of our integrated global real estate securities investment team.
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
Commodities invests in a diversified portfolio of exchange-traded commodity future contracts and other commodity-related financial derivative instruments and takes a fundamental, research-driven approach to commodities management, including the ability to short a portion of the portfolio, while seeking alpha through active trade implementation, which may involve employing spread trades while staying fully invested. The investment objective is total return.
Preferred Securities invests in a diversified portfolio of preferred and debt securities issued by U.S. and non-U.S. companies. The preferred securities are issued by banks, insurance companies, REITs and other diversified financial institutions as well as utility, energy, pipeline and telecommunications companies. We employ a unified investment process that underlies our traditional total return preferred securities strategy as well as the lower duration capital preservation strategies.
Large Cap Value invests in a diversified portfolio of dividend-paying common stocks and preferred stocks issued by U.S. large capitalization companies that appear to be undervalued but have good prospects for capital appreciation and dividend growth. The investment objective is total return.
In addition, we offer variations on these strategies that may combine multiple strategies in a single portfolio. Individual portfolios may be customized to comply with client-specific guidelines, benchmarks or risk profiles. Certain portfolios may employ leverage.
Our Distribution Network
Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisers, institutional investors and retirement recordkeepers. The U.S. registered open-end funds for which we serve as investment adviser are available for purchase with and without commissions through full service and discount broker/dealers as well as the significant networks serving financial advisers. Our institutional account clients include corporate and public defined benefit and defined contribution pensions, endowments and foundations and insurance funds.

Geographic Information
The table below presents revenue by client domicile for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$266,583	$256,137	$238,591
Non - U.S.
Japan	41,899	40,179	42,603
Other	20,173	17,618	16,519
Total	$328,655	$313,934	$297,713
Competition
We compete with a large number of global and U.S. investment managers, commercial banks, broker/dealers, insurance companies and other financial institutions. Many competing firms are parts of larger financial services companies and attract business through numerous channels, including retail banking, investment banking and underwriting contacts, insurance agencies and broker/dealers.
Our direct competitors in wealth management are other funds and exchange-traded-fund (ETF) sponsors, including large nationally recognized investment management firms that have a more diverse product offering and smaller boutique firms that specialize in particular asset classes. We also compete against managers that will manage separate-account portfolios for wealth management clients. In the institutional channel, we compete against a number of investment managers offering similar products and services, from boutique establishments to major commercial and investment banks.
Performance, price and brand are our principal sources of competition. Prospective clients will typically base their decisions to invest, or continue to invest, with us on our ability to generate returns in excess of a benchmark and the cost of doing so. We are evaluated based on our performance and our fees relative to our competitors. In addition, individual fund shareholders may also base their decision on the ability to access the funds we manage through a particular distribution channel.
As interest in real assets increases, we may face increased competition from other managers that are competing for the same client base that we serve. Financial intermediaries that offer our products to their clients may also offer competing products. Many of our competitors have greater brand name recognition and more extensive client bases than we do, which could be to our disadvantage. In addition, our larger competitors have more resources and may have more leverage to expand their distribution channels and capture market share through ongoing business relationships and extensive marketing efforts. However, compared to our larger competitors, we may be able to grow our business at a faster rate from a relatively smaller asset base and shift resources in response to changing market conditions more quickly.
Regulation
We are subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which we do business. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of engagement in certain activities, reputational harm and loss of clients, suspension of personnel or revocation of their regulatory licenses, suspension or termination of investment adviser and/or broker/dealer registrations, or other sanctions and penalties.
CSCM is a registered investment adviser with the U.S. Securities and Exchange Commission (the SEC) and is an approved investment manager by the Luxembourg Commission de Surveillance de Secteur Financier (the CSSF) and the Irish Financial Services Regulatory Authority. CSCM has also obtained exemptions from registration that allow it to provide investment management services to institutions in Australia and Canada. In addition, CSCM is a registered commodity trading advisor and a registered commodity pool operator with the Commodities Futures Trading Commission (the CFTC) and is a member of the National Futures Association (the NFA), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps, and various other financial instruments in which certain of the Company’s clients may invest.
CSUK, our UK-based subsidiary, is a registered investment adviser with the SEC and the United Kingdom Financial Conduct Authority (the FCA) and is an approved investment manager by the CSSF. CSUK provides investment management services in several European Union member states pursuant to the Markets in Financial Instruments Directive (MiFID). CSUK is subject to the Financial Services and Markets Act 2000, which regulates, among other things, certain liquidity and capital resources requirements. Such requirements may limit our ability to withdraw capital from CSUK. In addition, CSUK is subject to certain pan European regulations, including MiFID, the Capital Requirements Directive and the Alternative Investment Fund Managers Directive (AIFMD). MiFID regulates the provision of investment services throughout the European Economic Area and the Capital Requirements Directive regulates capital requirements. AIFMD regulates the management, administration and marketing of alternative investment funds domiciled in or marketed within the European Union and establishes a regime for the cross-border marketing of those funds.
CSAL, our Hong Kong-based subsidiary, is a registered investment adviser with the SEC and the Hong Kong Securities and Futures Commission (the SFC) and is an approved investment manager by the CSSF. CSAL is subject to the Securities and Futures Ordinance (the SFO), which regulates, among other things, offers of investments to the public and the licensing of intermediaries. CSAL and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC.
In their capacity as U.S. registered investment advisers, CSCM, CSUK and CSAL are subject to the rules and regulations of the Investment Advisers Act of 1940 (the Advisers Act). The Advisers Act imposes numerous obligations on registered investment advisers, including recordkeeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. In addition, our subsidiaries that serve as investment adviser or subadviser to U.S. registered funds are subject to the Investment Company Act, which imposes additional governance, compliance, reporting and fiduciary obligations.
CSJL, our Tokyo-based subsidiary, is a financial instruments operator registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. CSJL supports the marketing, client service and business development activities of the Company.
CSS is a registered broker/dealer regulated by the SEC, the Financial Industry Regulatory Authority and other federal and state agencies. CSS is subject to regulations governing, among other things, sales practices, capital structure, and recordkeeping. CSS is also subject to the SEC’s net capital rule, which specifies minimum net capital levels for registered broker/dealers and is designed to enforce minimum standards regarding the general financial condition and liquidity of broker/dealers. Under certain circumstances, this rule may limit our ability to withdraw capital and receive dividends from CSS.
Because of the global and integrated nature of our business, regulation applicable to an affiliate in one jurisdiction may affect the operation of affiliates in others or require compliance at a group level.
Employees
As of December 31, 2015, we had 275 full-time employees.
Available Information
We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free of charge on or through our website at www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors
Risks Related to Our Business
A significant portion of our revenue for 2015 was derived from a single institutional client.
At December 31, 2015, our largest institutional client, Daiwa Asset Management, which holds accounts across numerous strategies and in subadvisory and model-based accounts and products, represented approximately 12% of our total revenue for 2015. Approximately 50% of the institutional account assets we managed and approximately 25% of our total assets under management were derived from this client. In addition, approximately 17% of our assets under advisement were derived from this client. Loss of, or significant withdrawal of assets from, any of these accounts would reduce our revenue and adversely affect our financial condition.
A decline in the absolute or relative performance of real estate securities would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2015, a significant majority of the assets we managed were concentrated in real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect any returns we realize. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. Income and real estate values may be adversely affected by, among other things, the cost of compliance with applicable laws, interest rates, the availability of financing, the creditworthiness of the tenants, and the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions. If the underlying properties do not generate sufficient income to meet operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance of real estate securities would have an adverse effect on the assets we manage, reducing the fees we earn and our revenue.
Support provided to new products may reduce fee income, increase expenses and expose us to potential losses on invested capital.
From time to time, we may support the development of new investment products by waiving a portion of the fees we receive for managing such products, by subsidizing expenses or by making seed investments. Seed investments in new products utilize Company capital that would otherwise be available for general corporate purposes and expose us to capital losses, which we do not currently hedge. For the year ended December 31, 2015, we recorded $15.2 million of losses on seed investments, excluding loss attributable to redeemable noncontrolling interest, the majority of which was unrealized. To the extent that realized losses are not offset by capital gains, we cannot claim any tax benefits, which could result in an increase in our tax provision and effective tax rate. Accordingly, losses on our seed investments could reduce our earnings and have an adverse impact on our financial condition.
Increased competition from investment managers that charge lower fees may force us to reduce the fees we charge for our services which could have a negative impact on our revenue.
Increased competition from investment managers, including passive investment managers, that offer products and services at lower fees has resulted in downward pressure on fees in certain segments of the investment management industry. In order to maintain our current fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to pay our fees. In the event our competitors charge lower fees for substantially similar products and services, we may be forced to reduce our fees in order to attract and retain clients, which would have a negative impact on our revenue.
Our growth may be constrained by the size and number of real estate securities issuers, as well as real estate investment trust ownership restrictions.
Investments in real estate securities continue to play an important role in our overall business strategy. Our ability to continue to increase our ownership of real estate securities depends in part on growth in the size and number of issuers in the real estate securities market, particularly in the U.S. Our ability to increase our ownership is also constrained by REIT ownership limits which limit ownership of a REIT’s outstanding capital stock, common stock, and/or preferred stock. Although certain REITs in which we invest have granted us waivers from these ownership limits to allow greater investment, such REITs retain the right to revoke or reduce the waiver limits at any time. As a result of these constraints, we have in the past, and may in the future, be prevented from acquiring new or additional real estate securities, which may limit our ability to increase the assets we manage and our revenue.

Our clients may withdraw or reduce the amount of assets we manage or otherwise change the terms of our relationship which could have an adverse impact on our revenue.
Our institutional clients, and firms with which we have strategic alliances, may terminate their relationship with us, reduce the aggregate amount of assets we manage, shift their funds to other types of accounts with different fee structures, or renegotiate the fees we charge them for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Certain investors in the funds that we manage hold their shares indirectly through platforms sponsored by financial institutions that have the authority to make investment and asset allocation decisions on behalf of such shareholders. Decisions to redeem assets may cause the fund to sell assets at a disadvantageous time or price which could negatively affect the value of our assets under management. In a declining market or in conditions of poor relative or absolute performance, the pace of redemptions and withdrawals, and the loss of institutional and individual separate account clients could accelerate. The occurrence of any of these events could have a material adverse effect on our revenue.
The inability to access clients through third-party intermediaries could have a material adverse effect on our business.
In recent years, a significant portion of the growth we have experienced in the assets we manage has been from assets obtained through third-party intermediaries. Our ability to distribute our funds is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries which generally offer competing investment products. In addition, our separate account business and subadvisory services depend in part on recommendations by consultants, financial planners and other professional advisers, as well as our existing clients.
The structure and terms of the distribution arrangements with intermediaries, including fees paid by us or our funds to intermediaries to assist with distribution efforts and the ability of our funds to participate in these intermediary platforms, are subject to changes driven by market competition and regulatory developments. There can be no assurance that we will be able to retain access to these channels. Loss of any of these third-party distribution channels, or changes to their structure and terms, or any reduction in our ability to access clients and investors through existing and new distribution channels, could adversely affect our business.
Regulations restricting the use of commission credits to pay for research could result in increased expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker/dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive commission credits to pay for research from broker/dealers that have the effect of reducing certain of our expenses. New regulations outside the U.S. may restrict or eliminate the Company’s ability to use commission credits to pay for research, which could increase our operating expenses.
Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to $2.4 billion as of December 31, 2015. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidation during adverse market conditions could reduce the Company's assets under management and revenue.
The growth of our business could be adversely affected if we are unable to manage the costs associated with the implementation of our business strategy.
Our business strategy continues to involve diversifying our investment management business to include products and services outside of investments in U.S. real estate securities. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, including commodities, global listed infrastructure, and natural resource equities, and have expanded our geographical presence outside the U.S. This has entailed hiring additional portfolio managers and additional personnel to support our strategies. As a result, our fixed costs and other expenses have increased due to expenses incurred to support the development of new strategies and to enhance our infrastructure, including additional office space, increased travel and technology and compliance resources. The success of our business strategy and future growth is contingent upon our ability to continue to support the development and implementation of new strategies and products and our ability to successfully manage multiple offices and navigate legal and regulatory systems both domestically and internationally. In the future, we may not have sufficient resources to adequately support our growth.

We could suffer financial losses in earnings or revenue if our reputation is harmed.
Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received globally both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, the dissemination by current or former clients of unfavorable opinions relating to our services, and the imposition of legal or regulatory sanctions or penalties in connection with our business activities. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds or accounts that we advise, or funds or accounts may terminate their relationship with us. In addition, reputational harm may cause us to lose current employees and we may be unable to attract new ones with similar qualifications or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected. The loss of either client relationships or personnel could reduce our assets under management, revenue and earnings.
We could incur financial losses, reputational harm, and regulatory penalties if we fail to implement effective information security policies and procedures.
We are dependent on the effectiveness of our information security policies and procedures to protect our computer, network and telecommunications systems and the data that reside in or are transmitted through them.
As part of our normal operations, we maintain and transmit confidential information about our clients' portfolios as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of Company assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential client information could harm our reputation, result in the termination of contracts by our existing clients and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. Although we may have limited coverage under our existing insurance policies, we do not currently maintain insurance coverage that specifically protects against cyber risks. As such, we may be liable for all losses incurred in connection with a cyber attack.
Failure to maintain adequate business continuity plans could have a material adverse effect on the Company and its products.
Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including New York and New Jersey. Critical operations that are geographically concentrated in New York include portfolio management, trading operations, information technology, investment administration, and portfolio accounting services for the Company’s products and services. Should we, or our critical service providers, experience a material local or regional disaster or other significant business disruption, our ability to remain operational will depend in part on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, network, telecommunication and other related systems and operations. We have developed backup systems and contingency plans, but we cannot ensure that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster recovery support, and we cannot ensure that these vendors will be able to perform in an adequate and timely manner. Failure by us, or our critical service providers, to maintain up to date business continuity plans, including system backup facilities, would impede our ability to operate in the event of a significant business disruption, which could result in financial losses to the Company and our clients and investors.
The failure of a key vendor to fulfill its obligations to the Company could have a material adverse effect on the Company and its products.
We depend on a number of key vendors for various fund administration, fund accounting, custody and transfer agent roles and other operational needs. The failure or inability of the Company to diversify its sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational issues for the Company and certain of its products, which could result in financial losses for the Company and its clients.
Risks Related to our Common Stock
A majority of our common stock is owned by our Chairman and Chief Executive Officer, which may limit the ability of other stockholders to influence the affairs of the Company.
Our Chairman and Chief Executive Officer beneficially owned approximately 51% of our common stock as of December 31, 2015. As long as our Chairman and Chief Executive Officer own a majority of our common stock, they will have the ability to, among other things:

•	elect all of the members of our board of directors, thereby controlling the management and affairs of the Company;

•	determine the outcome of matters submitted to a vote of our stockholders; and

•	prevent any unsolicited acquisition of us and, consequently, adversely affect the market price of our common stock or prevent our stockholders from realizing a premium on their shares.
The interests of our Chairman and Chief Executive Officer may differ from those of other stockholders in instances where, for example, management compensation is being determined or where an unsolicited acquisition of us could result in a change in our management. The concentration of beneficial ownership in our Chairman and Chief Executive Officer may limit the ability of our other stockholders to influence the affairs of the Company.
Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and the issuance of additional shares will dilute your percentage ownership in the Company.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock. Our Chairman and Chief Executive Officer, who beneficially owned, in the aggregate, 23,316,493 shares of our common stock as of December 31, 2015, may sell shares of our common stock in the open market, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In addition, in connection with our initial public offering in 2004, we entered into a Registration Rights Agreement with our Chairman and Chief Executive Officer and certain of their affiliates which requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In August 2015, we filed a Registration Statement on Form S-3, as amended, covering (i) the resale of up to an aggregate of 23,578,122 shares owned by our Chairman and Chief Executive Officer and (ii) the offer and sale of up to 10,000,000 shares by us to the public. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock and any additional shares that we issue will dilute your percentage ownership in the Company.
Anti-takeover provisions in our charter documents and Delaware law may delay or prevent a change in control of us, which could decrease the trading price of our common stock.
Our certificate of incorporation and bylaws and Delaware law contain certain anti-takeover provisions that could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s common stock. Certain of these provisions allow the Company to issue preferred stock with rights more senior to those of the common stock, impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions and set forth rules regarding how stockholders may present proposals or nominate directors for election at annual meetings.
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
We continue to operate in a highly regulated industry and are subject to new regulations and revisions to, and evolving interpretations of, existing regulations in the U.S. and internationally.
In the U.S., the SEC proposed a number of significant regulations in 2015 that, if adopted, would significantly affect the operation and management of our U.S. registered funds and increase our operating expenses. Specifically, the SEC proposed the following:

•	the Investment Company Reporting Modernization Release, which would increase the frequency of, and expand the information provided in, our funds' SEC filings;

•
the Open-End Fund Liquidity Risk Management Programs, Swing Pricing, which would require a fund to classify each of its holdings based on how quickly the holding (or a portion thereof) could be converted to cash and to hold a minimum amount of highly liquid assets; and

•	the Use of Derivatives by Regulated Investment Companies and Business Development Companies, which would limit the amount of derivatives in which a fund could transact.
Outside the U.S., the European Commission is in the process of formulating rules and regulations under MiFID II and the Markets in Financial Instruments Regulation. These, together with the changes contemplated by AIFMD, will have direct and indirect effects on our operations in the European Economic Area, including marketing restrictions and increased compliance, disclosure and other obligations, which could impact our ability to expand in these markets.
The foregoing regulatory changes and other reforms, including changes to laws affecting the tax status of REITs, may result in changes to our business operations and increased expenses.
Our involvement in legal proceedings could adversely affect our results of operations and financial condition.
Many aspects of our business involve risks of legal liability. Various claims against us arise in the ordinary course of business, including employment related claims. From time to time, we receive subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities and third parties in connection with certain industry-wide, company-specific or other investigations or proceedings. In addition, certain of the funds that the Company manages may become subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the applicable fund for any resulting damages.
We carry insurance in amounts and under terms that we believe are appropriate. We cannot guarantee that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies are due for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.
The tax treatment of certain of our funds involves the interpretation of complex provisions of U.S. federal income tax law for which no precedent may be available and may be subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of certain of our funds depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. U.S. federal income tax rules are constantly under review by the IRS and the U.S. Department of Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. Changes to the U.S. federal income tax laws and interpretations thereof could cause us to change our investments and commitments, affect the tax considerations of an investment in us and change the character or treatment of portions of our income. In addition, the Company may be required to make certain assumptions when electing a particular tax treatment. It is possible that the IRS could assert successfully that the assumptions made by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury Regulations and could require items of income, gain, deduction, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects us and our clients.

Item 1B. Unresolved Staff Comments
The Company has no unresolved SEC staff comments.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS”. As of February 22, 2016, there were 23 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners. The closing sale price of our common stock on February 22, 2016 was $30.52 per share.
The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for our common stock as reported by the NYSE:

Three Months Ended 2015	March 31	June 30	September 30	December 31
High price	$47.16	$41.82	$35.15	$32.00
Low price	$40.27	$33.94	$26.63	$25.84
Closing price	$40.95	$34.08	$27.45	$30.48
Cash dividends declared per share	$0.25	$0.25	$0.25	$0.75	*

Three Months Ended 2014	March 31	June 30	September 30	December 31
High price	$40.49	$43.84	$45.02	$44.92
Low price	$34.46	$38.17	$38.28	$36.93
Closing price	$39.85	$43.38	$38.44	$42.08
Cash dividends declared per share	$0.22	$0.22	$0.22	$1.22	*

* Includes special dividends declared by the Company in the amount of $0.50 per share on November 3, 2015 and $1.00 per share on November 4, 2014, respectively.
Payment of any dividends to our common stockholders is subject to the discretion of our Board of Directors. When determining whether to pay a dividend, our Board of Directors takes into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors that our Board of Directors deems relevant. On February 25, 2016, we declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. As set forth in the table above, we have historically paid quarterly cash dividends.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2015, we did not make any purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data
The selected consolidated financial data, together with other information presented below, should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Selected Consolidated Financial and Other Data

(in thousands, except per share data)	As of and For the Years Ended December 31,
	2015	2014	2013		2012		2011
Consolidated Statements of Operations
Total revenue	$328,655	$313,934	$297,713		$273,553		$237,246
Total expenses	201,106	191,993	191,371	(1)	177,121	(2)	150,242
Operating income	127,549	121,941	106,342		96,432		87,004
Total non-operating (loss) income	(14,805)	73	(1,978)		7,871		(143)
Income before provision for income taxes	112,744	122,014	104,364		104,303		86,861
Provision for income taxes	48,407	46,280	41,109		36,407		32,584
Net income	$64,337	$75,734	$63,255		$67,896		$54,277
Less: Net loss (income) attributable to redeemable noncontrolling interest	214	(224)	4,864		(1,779)		30
Net income attributable to common stockholders	$64,551	$75,510	$68,119		$66,117		$54,307

Earnings per share attributable to common stockholders
Basic	$1.42	$1.69	$1.54		$1.51		$1.26
Diluted	$1.41	$1.65	$1.51		$1.49		$1.23

Cash dividends declared per share
Quarterly	$1.00	$0.88	$0.80		$0.72		$0.60
Special	$0.50	$1.00	$1.00		$1.50		$1.00
Consolidated Statements of Financial Condition
Cash and cash equivalents	$142,728	$124,938	$128,277		$95,412		$127,824
Trading investments	37,169	9,509	15,668		97,155		25,304
Equity method investments	16,974	28,550	24,724		8,106		7,868
Available-for-sale investments	17,191	21,269	10,449		25,322		27,133
Total assets	305,322	280,721	274,926		337,315		286,233
Total liabilities	62,212	52,133	51,162		67,547		50,925
Total stockholders' equity	231,776	227,981	223,557		216,580		230,512

Other Financial Data (in millions)
Assets under management (AUM) by investment vehicle:
Institutional accounts	$26,105	$26,201	$22,926		$24,850		$25,380
Open-end funds	17,460	17,131	14,016		12,962		9,619
Closed-end funds	9,029	9,805	8,965		7,985		6,285
Total AUM	$52,594	$53,137	$45,907		$45,797		$41,284

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
Cohen & Steers, Inc. (CNS), a Delaware corporation formed in 2004, and its subsidiaries are collectively referred to as the Company, we, us or our.
Executive Overview
General
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle.
Our primary investment strategies include U.S. and global/international real estate securities, global listed infrastructure, master limited partnerships (MLPs), commodities, multi-strategy real assets, preferred securities and large cap value. Our strategies encompass a variety of investment objectives and risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered funds and other commingled vehicles and separate accounts, including sub-advised portfolios for financial institutions around the world.
Our products and services are marketed through multiple distribution channels. We distribute our U.S. registered funds principally through financial intermediaries, including broker/dealers, registered investment advisers, banks and fund supermarkets. Our funds domiciled in Europe are marketed to retail and institutional investors through financial intermediaries, as well as privately to institutional investors. Our institutional clients include corporate and public defined benefit and defined contribution pension plans, endowment funds and foundations, insurance companies and other financial institutions that access our investment management services directly or through consultants.
Our revenue is derived from investment advisory fees received from our clients, including fees for managing or sub-advising separate accounts, and investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified percentages of the value of the assets we manage. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of our investment decisions, market conditions, foreign currency fluctuations, or investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
2015 Financial Highlights
Revenue increased 5% from the year ended December 31, 2014 to $328.7 million for the year ended December 31, 2015. The increase in revenue was primarily attributable to higher average assets under management in open-end funds and institutional accounts. Operating income increased 5% from the year ended December 31, 2014 to $127.5 million for the year ended December 31, 2015. Operating margin was 38.8% for each of the years ended December 31, 2015 and December 31, 2014. Our effective tax rate, which included the effect of recording a valuation allowance on the tax benefit associated with the unrealized losses on the Company's seed investments, was 42.9% for the year ended December 31, 2015, compared with 38.0% for the year ended December 31, 2014.
Assets under management decreased by $543 million, or 1%, in 2015 to $52.6 billion as of December 31, 2015, driven by net outflows, partially offset by market appreciation. Average assets under management increased by 4% during 2015 to

$52.7 billion. Our overall annualized organic decay rate was 1.8% for 2015. Organic growth/decay rates represent the ratio of annual net flows to the beginning assets under management.
2015 Business Developments
In May 2015, the Company celebrated the five-year anniversary of the Cohen & Steers Preferred Securities and Income Fund, Inc. with a 5-Star Rating by Morningstar.
In July 2015, Argo Global Listed Infrastructure Limited (AGLI), an Australian listed investment company that we sub-advise, was successfully launched and raised $214 million, net of underwriter commissions, and has the potential to grow further through March 31, 2017, subject to market conditions affecting AGLI's shareholders' outstanding options.
In September 2015, we launched the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a new fund in our series of Luxembourg-domiciled undertakings for collective investments in transferable securities (UCITS). The fund delivers our global listed infrastructure strategy to retail and institutional investors outside of the U.S. This actively managed fund will seek long-term capital growth and dividend income through equity investments in a diversified portfolio of infrastructure companies across multiple industry subsectors globally. In connection with the launch of the GLI SICAV, we made a seed investment of $5.0 million into the fund.
In November 2015, we launched the Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX), a U.S. open-end registered investment company. The fund, which is actively managed, seeks to provide shareholders with high current income and capital preservation by investing in low duration preferred and other income securities issued by U.S. and non-U.S. companies. In connection with the launch of LPX, we made a seed investment of $15.0 million into the fund.
In January 2016, Marc Haynes joined the Company in its London office as Head of Institutional Sales and Client Service for Europe, the Middle East and Africa.

Assets Under Management
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management by investment vehicle for the periods presented (in millions):

	Years Ended December 31,
	2015	2014	2013
Institutional Accounts
Assets under management, beginning of period	$26,201	$22,926	$24,850
Inflows	2,317	2,777	1,163
Outflows	(3,275)	(4,855)	(4,583)
Net outflows	(958)	(2,078)	(3,420)
Market appreciation	862	5,240	1,496
Transfers *	—	113	—
Total (decrease) increase	(96)	3,275	(1,924)
Assets under management, end of period	$26,105	$26,201	$22,926
Average assets under management for period	$25,884	$24,856	$24,706

Open-end Funds
Assets under management, beginning of period	$17,131	$14,016	$12,962
Inflows	5,932	5,897	5,521
Outflows	(5,902)	(5,701)	(4,819)
Net inflows	30	196	702
Market appreciation	299	3,032	352
Transfers *	—	(113)	—
Total increase	329	3,115	1,054
Assets under management, end of period	$17,460	$17,131	$14,016
Average assets under management for period	$17,252	$16,097	$14,382

Closed-end Funds
Assets under management, beginning of period	$9,805	$8,965	$7,985
Inflows	—	—	789
Outflows	(53)	—	(24)
Net (outflows) inflows	(53)	—	765
Market (depreciation) appreciation	(723)	840	215
Total (decrease) increase	(776)	840	980
Assets under management, end of period	$9,029	$9,805	$8,965
Average assets under management for period	$9,586	$9,680	$8,790

Total
Assets under management, beginning of period	$53,137	$45,907	$45,797
Inflows	8,249	8,674	7,473
Outflows	(9,230)	(10,556)	(9,426)
Net outflows	(981)	(1,882)	(1,953)
Market appreciation	438	9,112	2,063
Total (decrease) increase	(543)	7,230	110
Assets under management, end of period	$52,594	$53,137	$45,907
Average assets under management for period	$52,722	$50,633	$47,878
_________________________
* Represents transfer of assets under management not related to subscriptions, redemptions or market appreciation (depreciation).

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management in institutional accounts by account type for the periods presented (in millions):

	Years Ended December 31,
	2015	2014	2013
Subadvisory
Assets under management, beginning of period	$18,857	$16,693	$17,582
Inflows	1,564	2,027	728
Outflows	(2,516)	(3,867)	(2,646)
Net outflows	(952)	(1,840)	(1,918)
Market appreciation	635	4,004	1,029
Total (decrease) increase	(317)	2,164	(889)
Assets under management, end of period	$18,540	$18,857	$16,693
Average assets under management for period	$18,510	$17,962	$17,580

Advisory
Assets under management, beginning of period	$7,344	$6,233	$7,268
Inflows	753	750	435
Outflows	(759)	(988)	(1,937)
Net outflows	(6)	(238)	(1,502)
Market appreciation	227	1,236	467
Transfers *	—	113	—
Total increase (decrease)	221	1,111	(1,035)
Assets under management, end of period	$7,565	$7,344	$6,233
Average assets under management for period	$7,374	$6,894	$7,126

Total Institutional Accounts
Assets under management, beginning of period	$26,201	$22,926	$24,850
Inflows	2,317	2,777	1,163
Outflows	(3,275)	(4,855)	(4,583)
Net outflows	(958)	(2,078)	(3,420)
Market appreciation	862	5,240	1,496
Transfers *	—	113	—
Total (decrease) increase	(96)	3,275	(1,924)
Assets under management, end of period	$26,105	$26,201	$22,926
Average assets under management for period	$25,884	$24,856	$24,706
_________________________
* Represents transfer of assets under management not related to subscriptions, redemptions or market appreciation (depreciation).

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management by investment strategy for the periods presented (in millions):

	Years Ended December 31,
	2015	2014	2013
U.S. Real Estate
Assets under management, beginning of period	$28,357	$23,116	$22,613
Inflows	2,860	2,920	3,005
Outflows	(4,448)	(4,649)	(2,881)
Net (outflows) inflows	(1,588)	(1,729)	124
Market appreciation	1,045	6,748	379
Transfers *	—	222	—
Total (decrease) increase	(543)	5,241	503
Assets under management, end of period	$27,814	$28,357	$23,116
Average assets under management for period	$27,663	$26,585	$23,977

Global/International Real Estate
Assets under management, beginning of period	$10,184	$9,498	$11,155
Inflows	975	1,746	1,456
Outflows	(2,063)	(2,415)	(3,622)
Net outflows	(1,088)	(669)	(2,166)
Market appreciation	380	1,355	509
Total (decrease) increase	(708)	686	(1,657)
Assets under management, end of period	$9,476	$10,184	$9,498
Average assets under management for period	$9,938	$9,954	$10,429

Preferred Securities
Assets under management, beginning of period	$6,342	$4,722	$4,364
Inflows	2,930	2,258	1,684
Outflows	(1,715)	(1,044)	(1,251)
Net inflows	1,215	1,214	433
Market appreciation (depreciation)	148	406	(75)
Total increase	1,363	1,620	358
Assets under management, end of period	$7,705	$6,342	$4,722
Average assets under management for period	$6,915	$5,550	$4,890

Global Listed Infrastructure
Assets under management, beginning of period	$5,697	$4,714	$3,509
Inflows	905	1,048	957
Outflows	(609)	(500)	(136)
Net inflows	296	548	821
Market (depreciation) appreciation	(846)	435	384
Total (decrease) increase	(550)	983	1,205
Assets under management, end of period	$5,147	$5,697	$4,714
Average assets under management for period	$5,559	$5,440	$4,257

Assets Under Management By Investment Strategy - continued	Years Ended December 31,
	2015	2014	2013
Other
Assets under management, beginning of period	$2,557	$3,857	$4,156
Inflows	579	702	371
Outflows	(395)	(1,948)	(1,536)
Net inflows (outflows)	184	(1,246)	(1,165)
Market (depreciation) appreciation	(289)	168	866
Transfers *	—	(222)	—
Total decrease	(105)	(1,300)	(299)
Assets under management, end of period	$2,452	$2,557	$3,857
Average assets under management for period	$2,647	$3,104	$4,325

Total
Assets under management, beginning of period	$53,137	$45,907	$45,797
Inflows	8,249	8,674	7,473
Outflows	(9,230)	(10,556)	(9,426)
Net outflows	(981)	(1,882)	(1,953)
Market appreciation	438	9,112	2,063
Total (decrease) increase	(543)	7,230	110
Assets under management, end of period	$52,594	$53,137	$45,907
Average assets under management for period	$52,722	$50,633	$47,878
_________________________
* Represents transfer of assets under management not related to subscriptions, redemptions or market appreciation (depreciation).
Overview
Assets under management were $52.6 billion at December 31, 2015, a decrease of 1% from $53.1 billion at December 31, 2014 and an increase of 15% from $45.9 billion at December 31, 2013. The decrease in assets under management during 2015 was due to net outflows of $981 million, partially offset by market appreciation of $438 million. Net outflows in 2015 included $1.6 billion from U.S. real estate, $1.1 billion from global/international real estate, partially offset by net inflows of $1.2 billion into preferred securities and $296 million into global listed infrastructure. Market appreciation in 2015 included $1.0 billion from U.S. real estate and $380 million from global/international real estate, partially offset by market depreciation of $846 million from global listed infrastructure.
The increase in assets under management during 2014 was attributable to market appreciation of $9.1 billion, partially offset by net outflows of $1.9 billion. Market appreciation in 2014 included $6.7 billion from U.S. real estate, $1.4 billion from global/international real estate, $435 million from global listed infrastructure and $406 million from preferred securities. Net outflows in 2014 included $1.7 billion from U.S. real estate, $1.7 billion from large cap value (included in Other in the table above) and $669 million from global/international real estate, partially offset by net inflows of $1.2 billion into preferred securities, $548 million into global listed infrastructure and $291 million into commodities (included in Other in the table above). The increase in assets under management during 2013 was attributable to market appreciation of $2.1 billion, offset by net outflows of $2.0 billion, primarily from global/international real estate and large cap value strategies.
A majority of our revenue, approximately 92%, 93% and 91% for the years ended December 31, 2015, 2014 and 2013, respectively, was derived from investment advisory and administrative fees for providing asset management services to institutional accounts and open-end funds and closed-end funds sponsored by us.
Average assets under management was $52.7 billion for the year ended December 31, 2015, a 4% increase from $50.6 billion for the year ended December 31, 2014 and a 10% increase from $47.9 billion for the year ended December 31, 2013.
Institutional accounts
Assets under management in institutional accounts were $26.1 billion at December 31, 2015, compared with $26.2 billion at December 31, 2014 and $22.9 billion at December 31, 2013. The decrease in assets under management during 2015 was due to net outflows of $958 million, partially offset by market appreciation of $862 million. Net outflows in 2015 included $781 million from U.S. real estate and $549 million from global/international real estate, partially offset by net inflows of $323 million into global listed infrastructure. Market appreciation in 2015 included $815 million from U.S. real estate and $339 million from global/international real estate, partially offset by market depreciation of $187 million from global listed infrastructure and $146 million from commodities (included in Other in the table above).
The increase in assets under management during 2014 was primarily due to market appreciation of $5.2 billion, partially offset by net outflows of $2.1 billion. Market appreciation in 2014 included $3.7 billion from U.S. real estate, $1.2 billion from global/international real estate and $223 million from large cap value strategies. Net outflows in 2014 included $1.6 billion from large cap value, $949 million from U.S. real estate and $565 million from global/international real estate, partially offset by net inflows of $392 million into global listed infrastructure and $382 million into preferred securities. The decrease in assets under management during 2013 was attributable to net outflows of $3.4 billion, primarily from global/international real estate and large cap value strategies, partially offset by market appreciation of $1.5 billion.
Average assets under management for institutional accounts was $25.9 billion for the year ended December 31, 2015, an increase of 4% from $24.9 billion for the year ended December 31, 2014 and an increase of 5% from $24.7 billion for the year ended December 31, 2013.
Open-end funds
Assets under management in open-end funds were $17.5 billion at December 31, 2015, compared with $17.1 billion at December 31, 2014 and $14.0 billion at December 31, 2013. The increase in assets under management during 2015 was due to market appreciation of $299 million and net inflows of $30 million. Market appreciation in 2015 included $256 million from U.S. real estate and $107 million from preferred securities, partially offset by market depreciation of $66 million from global listed infrastructure. Net inflows in 2015 included $1.4 billion into preferred securities, largely offset by net outflows of $801 million from U.S. real estate and $537 million from global/international real estate.
The increase in assets under management during 2014 was due to market appreciation of $3.0 billion and net inflows of $196 million. Market appreciation in 2014 included $2.6 billion from U.S. real estate, $206 million from global/international real estate and $194 million from preferred securities. Net inflows in 2014 included $831 million into preferred securities, $156 million into global listed infrastructure and $117 million into multi-strategy real assets (included in Other in the table above), partially offset by net outflows of $779 million from U.S. real estate and $103 million from global/international real estate strategies. The increase in assets under management during 2013 was attributable to net inflows of $702 million, primarily from U.S. real estate and preferred securities strategies, and market appreciation of $352 million.
Average assets under management for open-end funds was $17.3 billion for the year ended December 31, 2015, an increase of 7% from $16.1 billion for the year ended December 31, 2014 and an increase of 20% from $14.4 billion for the year ended December 31, 2013.
Closed-end funds
Assets under management in closed-end funds were $9.0 billion at December 31, 2015, compared with $9.8 billion at December 31, 2014 and $9.0 billion at December 31, 2013. The decrease in assets under management during 2015 was primarily due to market depreciation of $723 million. The increase in assets under management during 2014 was due to market appreciation of $840 million. The increase in assets under management during 2013 was attributable to net inflows of $765 million, primarily from the launch of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. (MIE), and market appreciation of $215 million.
Average assets under management for closed-end funds was $9.6 billion for the year ended December 31, 2015, a decrease of 1% from $9.7 billion for the year ended December 31, 2014 and an increase of 9% from $8.8 billion for the year ended December 31, 2013.

Results of Operations

(in thousands)	Years Ended December 31,
	2015	2014	2013
Results of operations
Total revenue	$328,655	$313,934	$297,713
Total expenses	201,106	191,993	191,371
Total non-operating (loss) income (1)	(14,805)	73	(1,978)
Income before provision for income taxes (1)	$112,744	$122,014	$104,364

(1) Includes net loss of $214, net income of $224 and net loss of $4,864 attributable to redeemable noncontrolling interest for the years ended December 31, 2015, 2014 and 2013, respectively.
2015 Compared with 2014
Revenue
Revenue increased 5% to $328.7 million for the year ended December 31, 2015 from $313.9 million for the year ended December 31, 2014. This increase was attributable to higher investment advisory and administration fees of $12.0 million, resulting from higher average assets under management in open-end funds and institutional accounts, higher portfolio consulting and other revenue of $1.4 million, attributable to higher average assets under advisement from model-based strategies, and higher distribution and service fee revenue of $1.3 million, attributable to higher average assets under management in our open-end funds in 2015. Investment advisory and administration fees increased 4% to $303.7 million for the year ended December 31, 2015, compared with $291.7 million for the year ended December 31, 2014.
For the year ended December 31, 2015:

•	Total investment advisory and administration revenue from institutional accounts increased 4% to $85.5 million from $81.9 million for the year ended December 31, 2014.

•	Total investment advisory and administration revenue from open-end funds increased 7% to $136.9 million from $127.4 million for the year ended December 31, 2014.

•	Total investment advisory and administration revenue from closed-end funds decreased 1% to $81.4 million from $82.5 million for the year ended December 31, 2014.

•	Distribution and service fee revenue increased 9% to $16.0 million for the year ended December 31, 2015 from $14.7 million for the year ended December 31, 2014.

•	Portfolio consulting and other revenue increased 19% to $8.9 million for the year ended December 31, 2015 from $7.5 million for the year ended December 31, 2014.
Expenses
Total operating expenses increased 5% to $201.1 million for the year ended December 31, 2015 from $192.0 million for the year ended December 31, 2014, primarily due to increases in employee compensation and benefits of $5.0 million, general and administrative expenses of $3.5 million and distribution and service fees of $860,000.
Employee compensation and benefits increased 5% to $107.7 million for the year ended December 31, 2015 from $102.7 million for the year ended December 31, 2014. This increase was primarily due to increases in incentive compensation of approximately $3.1 million, salaries and benefits of approximately $2.1 million primarily due to new hires and production compensation of approximately $1.1 million, partially offset by lower amortization of restricted stock units of approximately $2.9 million.
General and administrative expenses increased 7% to $50.9 million for the year ended December 31, 2015 from $47.3 million for the year ended December 31, 2014. The increase was primarily due to higher rent and occupancy costs of approximately $1.1 million attributable to the expansion of office space at our corporate headquarters, higher recruiting fees of approximately $1.0 million, higher travel and entertainment expenses of approximately $574,000 resulting from increased business travel and higher hosted and sponsored conference expenses of approximately $470,000.

Distribution and service fee expenses increased 2% to $36.3 million for the year ended December 31, 2015 from $35.5 million for the year ended December 31, 2014. The increase was primarily due to higher average assets under management in open-end funds, partially offset by a shift to lower cost share classes and the expiration of a compensation agreement entered into in connection with the common stock offering of one of our closed-end funds for which fees were incurred through January 2015.
Operating Margin
Operating margin for both years ended December 31, 2015 and December 31, 2014 was 38.8%.
Non-operating Income
Non-operating loss for the year ended December 31, 2015 was $14.8 million, compared with non-operating income of $73,000 for the year ended December 31, 2014. The change was primarily due to unrealized losses from seed investments and an other-than-temporary impairment charge recorded during the fourth quarter of 2015. The non-operating loss for the year ended December 31, 2015 included net loss attributable to redeemable noncontrolling interest of $214,000. The non-operating income for the year ended December 31, 2014 included net income attributable to redeemable noncontrolling interest of $224,000.
Income Taxes
Income tax expense was $48.4 million for the year ended December 31, 2015, compared with $46.3 million for the year ended December 31, 2014. The provision for income taxes for the year ended December 31, 2015 included U.S. federal, state, local and foreign taxes at an effective tax rate of approximately 42.9%, which included the effect of recording a valuation allowance on the tax benefit associated with the unrealized losses on the Company's seed investments. The effective tax rate for the year ended December 31, 2014 was approximately 38%.
2014 Compared with 2013
Revenue
Revenue increased 5% to $313.9 million for the year ended December 31, 2014 from $297.7 million for the year ended December 31, 2013. This increase was attributable to higher investment advisory and administration fees of $20.6 million, resulting from higher average assets under management, and higher distribution and service fees of $308,000, attributable to higher average assets under management in our open-end load funds, partially offset by lower portfolio consulting and other revenue of $4.7 million, attributable to lower average assets under advisement from model-based strategies. Investment advisory and administration fees increased 8% to $291.7 million for the year ended December 31, 2014, compared with $271.1 million for the year ended December 31, 2013.
For the year ended December 31, 2014:

•	Total investment advisory and administration revenue from institutional accounts increased 0.1% to $81.9 million from $81.8 million for the year ended December 31, 2013.

•	Total investment advisory and administration revenue from open-end funds increased 11% to $127.4 million from $114.7 million for the year ended December 31, 2013.

•	Total investment advisory and administration revenue from closed-end funds increased 10% to $82.5 million from $74.6 million for the year ended December 31, 2013.

•	Distribution and service fee revenue increased 2% to $14.7 million for the year ended December 31, 2014 from $14.4 million for the year ended December 31, 2013.

•	Portfolio consulting and other revenue decreased 39% to $7.5 million for the year ended December 31, 2014 from $12.2 million for the year ended December 31, 2013.
Expenses
Total operating expenses increased 0.3% to $192.0 million for the year ended December 31, 2014 from $191.4 million for the year ended December 31, 2013, primarily due to increases in employee compensation and benefits of $8.0 million and general and administrative expenses of $535,000, partially offset by decreases of $5.8 million in distribution and service fees, $2.2 million in depreciation and amortization expenses.

Employee compensation and benefits increased 8% to $102.7 million for the year ended December 31, 2014 from $94.7 million for the year ended December 31, 2013. This increase was primarily due to higher amortization of restricted stock units of approximately $4.0 million and higher incentive compensation of approximately $3.6 million.
General and administrative expenses increased 1% to $47.3 million for the year ended December 31, 2014 from $46.8 million for the year ended December 31, 2013. The increase was primarily due to higher travel and entertainment expenses of approximately $649,000 resulting from increases in hosted conferences.
Distribution and service fee expenses decreased 14% to $35.5 million for the year ended December 31, 2014 from $41.2 million for the year ended December 31, 2013. The change, after excluding additional expenses associated with the launch of MIE in 2013 of $7.2 million, was primarily due to an increase in average assets under management in open-end funds.
Operating Margin
Operating margin for the year ended December 31, 2014 was 38.8%, compared with 35.7% for the year ended December 31, 2013.
Non-operating Income
Non-operating income for the year ended December 31, 2014 was $73,000, compared with a non-operating loss of $2.0 million for the year ended December 31, 2013. The change was primarily due to realized and unrealized losses from seed investments. The non-operating income included net income attributable to redeemable noncontrolling interest of $224,000 for the year ended December 31, 2014 and net loss attributable to redeemable noncontrolling interest of $4.9 million for the year ended December 31, 2013.
Income Taxes
Income tax expense was $46.3 million for the year ended December 31, 2014, compared with $41.1 million for the year ended December 31, 2013. The provision for income taxes for the year ended December 31, 2014 included U.S. federal, state, local and foreign taxes at an effective tax rate of 38%. The effective tax rate for the year ended December 31, 2013 was approximately 37.6%, which included discrete items, the most significant of which was attributable to the launch costs for MIE. Excluding these discrete items, the effective tax rate for the year ended December 31, 2013 was approximately 38%.
Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable (together, liquid assets). Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement, were 73% and 78% of total assets as of December 31, 2015 and 2014, respectively.
Net cash provided by operating activities was $89.8 million for the year ended December 31, 2015, compared with $54.6 million and $75.9 million for the years ended December 31, 2014 and December 31, 2013, respectively. We expect that cash flows provided by operating activities will continue to serve as our principal source of working capital in the near future.
Net cash provided by investing activities was $397,000 for the year ended December 31, 2015, compared with $9.8 million for the year ended December 31, 2014 and $18.0 million for the year ended December 31, 2013. In 2015, net cash provided by investing activities was comprised of proceeds from sales of available-for-sale investments in the amount of $7.3 million and proceeds from redemption of equity method investments of $1.2 million, partially offset by purchases of available-for-sale investments in the amount of $5.7 million and purchases of property and equipment in the amount of $2.4 million.
In 2014, net cash provided by investing activities was comprised of proceeds from sales of available-for-sale investments in the amount of $12.7 million and proceeds from the redemption of equity method investments of $10.9 million, partially offset by purchases of available-for-sale investments in the amount of $7.8 million and purchases of property and equipment in the amount of $5.9 million. In 2013, net cash provided by investing activities was comprised of proceeds from sales of available-for-sale investments in the amount of $26.7 million and proceeds from the redemption of equity method investments of $7.7 million, partially offset by purchases of available-for-sale investments in the amount of $10.2 million and purchases of property and equipment in the amount of $6.2 million.
Net cash used in financing activities was $71.1 million for the year ended December 31, 2015, compared with $65.6 million for the year ended December 31, 2014 and $61.8 million for the year ended December 31, 2013. In 2015, net cash used in financing activities was primarily for dividends paid to stockholders of $68.2 million, which included a special dividend of approximately $22.7 million paid on December 16, 2015, and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $19.2 million, partially offset by contributions from redeemable noncontrolling interest of $11.0 million and excess tax benefits associated with the vesting and delivery of restricted stock units of $4.8 million.
In 2014, net cash used in financing activities was primarily for dividends paid to stockholders of $84.2 million, which included a special dividend of approximately $44.8 million paid on December 19, 2014, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $11.7 million and distributions to redeemable noncontrolling interest of $9.0 million, partially offset by contributions from redeemable noncontrolling interest of $36.3 million and excess tax benefits associated with the vesting and delivery of restricted stock units of $2.6 million. In 2013, net cash used in financing activities was primarily for dividends paid to stockholders of $79.7 million, which included a special dividend of approximately $44.3 million paid on December 20, 2013, distributions to redeemable noncontrolling interest of $14.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $8.0 million, partially offset by contributions from redeemable noncontrolling interest of $37.7 million and excess tax benefits associated with the vesting and delivery of restricted stock units of $2.0 million.
For the year ended December 31, 2015, we made two new seed investments totaling $20.0 million, including $5.0 million in connection with the launch of GLI SICAV and $15.0 million in connection with the launch of LPX. For the year ended December 31, 2014, we made one new seed investment of $10.0 million in connection with the launch of Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF). For the year ended December 31, 2013, we made two new seed investments totaling $15.0 million, including $5.0 million in connection with the launch of Cohen & Steers MLP Energy & Opportunity Fund, Inc. (MLO) and $10.0 million in connection with the launch of Cohen & Steers Active Commodities Fund, LP (ACOM).
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of December 31, 2015, we funded approximately $3.3 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our consolidated statements of financial condition as of December 31, 2015.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (SEC). At December 31, 2015, we exceeded our minimum regulatory capital requirements by approximately $2.1 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At December 31, 2015, CSAL and CSUK exceeded their aggregate minimum regulatory requirements by approximately $64.2 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $84.0 million held by our foreign subsidiaries as of December 31, 2015. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
On February 25, 2016, the Company declared a quarterly dividend on its common stock in the amount of approximately $11.9 million. This dividend will be payable on March 23, 2016 to stockholders of record at the close of business on March 9, 2016.

Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable operating leases for office space and certain computer and office equipment. There were no material capital lease obligations as of December 31, 2015. The following summarizes our contractual obligations as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	2021 and after	Total
Operating leases	$12,570	$11,410	$10,287	$10,733	$10,592	$32,385	$87,977
We had $7.3 million, $6.3 million and $5.9 million of total gross unrecognized tax benefits as of December 31, 2015, 2014 and 2013, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.7 million, $4.1 million and $3.7 million (net of the federal benefit on state issues) as of December 31, 2015, 2014 and 2013, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2015 and 2014, we had interest and penalties related to unrecognized tax benefits of approximately $1.7 million and $1.3 million, respectively. See Note 14 to the consolidated financial statements for additional disclosures related to income taxes.
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
Consolidation of Company-sponsored Funds
The Company evaluates its investments in Company-sponsored funds at inception and subsequently if there is a reconsideration event to determine whether the investment represents a variable interest entity (VIE) or a voting interest entity (VOE). This evaluation involves the use of judgment and analysis on an entity by entity basis. In performing this analysis, we consider the legal structure of the entity and the nature of the ownership interest and rights of interest holders in the entity, including the Company. If we determine that the entity is a VIE, we must then assess whether the Company absorbs a majority of the VIEs expected variability in which case it is deemed to be the primary beneficiary of the VIE. The Company consolidates VIEs for which it is deemed to be the primary beneficiary. We consolidate VOEs if we own a majority of the voting interest in the entity or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights. Amounts attributable to third parties in the funds that we consolidate are recorded in redeemable noncontrolling interest on the consolidated statements of financial condition and net (income) loss attributable to redeemable noncontrolling interest on the consolidated statements of operations.
Investments
Our investments are classified as trading investments, equity method investments or available-for-sale investments at the time of purchase and at the date of each statement of financial condition. Investments classified as trading investments represent securities held within the Company-sponsored funds that we consolidate. Investments classified as equity method investments represent investments in Company-sponsored funds in which the Company’s ownership is between 20-50% of the outstanding voting interests of the entity or when the Company is able to exercise significant influence but not control over the investments. Investments for which the Company has neither control nor the ability to exercise significant influence are classified as available-for-sale.
Fair Value
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
Level 2 - Quoted prices for similar instruments in active markets, quoted prices of identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable, investments in unregistered funds for which fair value was estimated using reported net asset value (NAV) as a practical expedient and the Company has no redemption restrictions.
Level 3 - Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable, investments in unregistered funds for which fair value was estimated using reported NAV as a practical expedient and the Company has redemption restrictions.
The Company periodically reviews each individual available-for-sale investment that has an unrealized loss to determine if the loss is other than temporary. In evaluating whether such losses are other than temporary, the Company considers such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the issuer or fund and the underlying portfolio. If the Company believes that an unrealized loss on an available-for-sale investment is other than temporary, the loss will be recognized in the consolidated statement of operations.
Goodwill
Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested annually for impairment and at other times if an event or circumstances occur indicating that it is more likely than not that an impairment has occurred. We estimate the fair value of goodwill using a market approach based upon multiples of AUM and earnings before interest, taxes, depreciation and amortization from a set of comparable peers for the current year and the trailing four years. We determined that the fair value of our goodwill substantially exceeded its carrying value based on the most recent impairment test performed as of November 30, 2015.
Stock-based Compensation
We recognize compensation expense for the grant date fair value of awards of equity instruments granted to employees. This expense is recognized over the period during which employees are required to provide service and reflects an adjustment for anticipated forfeitures.
Income Taxes
We operate in numerous states and countries through our subsidiaries and therefore must allocate our income, expenses, and earnings to these taxing jurisdictions taking into account the various laws and regulations in each jurisdiction. Our tax provision represents an estimate of the total liability that we have incurred in these jurisdictions as a result of our operations. Each year we file tax returns in each jurisdiction and settle our tax liabilities which may be subject to audit by the taxing authorities. The determination of our annual provision is subject to judgments and estimates and the actual results may vary from the amounts reported in our consolidated financial statements. Accordingly, we recognize additions to, or reductions of, income tax expense during reporting periods that may pertain to prior period provisions as our estimated liabilities are revised and actual tax returns and audits, if any, are settled. Such adjustments are recognized in the discrete quarterly period in which they are determined.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. In accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740), a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which new information is available.
We believe that it is reasonably possible that approximately $1.3 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2016 as a result of a lapse of the statute of limitations.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $82.8 million of undistributed earnings of foreign subsidiaries indefinitely invested outside of the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determine that the earnings will no longer be indefinitely invested outside of the United States.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments. At December 31, 2015, we had approximately $37.2 million of trading investments as a result of consolidating LPX, GLI SICAV, CDF and Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP). At December 31, 2015, we had approximately $17.0 million of equity method investments, which represented our equity interests in ACOM, MLO and GRP-TE. As of December 31, 2015, we had approximately $17.2 million of available-for-sale investments which were comprised of approximately $3.8 million invested in foreign and domestic common stocks, $1.2 million invested in preferred securities and $12.2 million invested in our sponsored funds.
The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at December 31, 2015:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Trading investments	$37,169	$40,886	$33,452
Equity method investments	16,974	18,671	15,277
Available-for-sale investments	17,191	18,910	15,472

At December 31, 2015, the Company had outstanding foreign currency forward contracts to hedge its currency exposure related to client receivables with aggregated notional value of approximately $17.3 million. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $21,000 in the fair value of open foreign currency forward contracts held at December 31, 2015.
A majority of our revenue—approximately 92%, 93% and 91% for the years ended December 31, 2015, 2014 and 2013, respectively—was derived from investment advisory agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to market conditions including inflation, interest rate changes and a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
Market conditions may also preclude us from increasing the assets we manage in closed-end funds. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth. Depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain the funds' target leverage ratios, thereby increasing or decreasing the assets we manage.
As of December 31, 2015, 53% and 18% of the assets we managed were concentrated in U.S. real estate and global/international real estate strategies, respectively. An increase in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate securities in our clients' portfolios, which could reduce our revenue. In addition, an increase in interest rates or prolonged economic downturn could negatively impact our ability to increase assets in our open-end funds and to offer new funds.
Item 8. Financial Statements and Supplementary Data
The report of our independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See the Index to Financial Statements on page F-1.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's report on internal control over financial reporting is located on page F-2 of this Annual Report on Form 10-K and Deloitte & Touche LLP's report on the effectiveness of our internal control over financial reporting is located on page F-3.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors and executive officers set forth under the headings “Nominee Information” and “Other Executive Officers” of the Proxy Statement is incorporated by reference herein.
The information regarding compliance with Section 16(a) of the Exchange Act set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated by reference herein.
The information regarding our Code of Business Conduct and Ethics and committees of our Board of Directors under the headings “Corporate Governance” and “Board Meetings and Committees” in the Proxy Statement is incorporated by reference herein.
Item 11. Executive Compensation
The information contained under the headings “Executive Compensation”, “Board Meetings and Committees” and “Report of the Compensation Committee” of the Proxy Statement is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Ownership of Cohen & Steers Common Stock” and “Equity Compensation Plan Information” of the Proxy Statement is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” of the Proxy Statement is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
The information regarding our independent registered public accounting firm fees and services set forth under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated by reference herein.

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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Form of Amended and Restated Bylaws of the Company (2)
4.1	—	Specimen Common Stock Certificate (7)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen* (1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.4	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (3)
10.5	—	Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan* (3)
10.6	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (3)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (4)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (5)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (4)
10.10	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen* (6)
10.11	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (6)
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements.

_________________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-32236), filed on May 13, 2013.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2012.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2015.
* Denotes compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHEN & STEERS, INC.

By:	/S/ ROBERT H. STEERS
Robert H. Steers Chief Executive Officer and Director
February 26, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN COHEN
Martin Cohen	Chairman and Director	February 26, 2016

/S/ ROBERT H. STEERS
Robert H. Steers	Chief Executive Officer and Director	February 26, 2016

/S/ PETER L. RHEIN
Peter L. Rhein	Director	February 26, 2016

/S/ RICHARD P. SIMON
Richard P. Simon	Director	February 26, 2016

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	February 26, 2016

/s/ FRANK CONNOR
Frank Connor	Director	February 26, 2016

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/S/ ELENA DULIK
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016

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
The Company's internal control over financial reporting (1) includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; (3) and provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.
The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company's internal control over financial reporting. Their report appears on the following page.
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY
We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
February 26, 2016

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$142,728	$124,938
Trading investments ($566 and $650) (1) ($4,719) (2)	37,169	9,509
Equity method investments	16,974	28,550
Available-for-sale investments	17,191	21,269
Accounts receivable	44,559	43,392
Due from broker ($176) (2)	6,104	1,805
Property and equipment—net	9,783	11,189
Goodwill and intangible assets—net	19,498	20,732
Deferred income tax asset—net	5,551	15,108
Other assets ($53) (2)	5,765	4,229
Total assets	$305,322	$280,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$30,503	$28,300
Distribution and service fees payable	6,192	6,995
Income tax payable	6,780	4,141
Due to broker ($12) (2)	4,369	5
Deferred rent	6,368	5,728
Other liabilities and accrued expenses ($50) (2)	8,000	6,964
Total liabilities	62,212	52,133
Commitments and contingencies (see Note 13)
Redeemable noncontrolling interest	11,334	607
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,690,562 and 48,593,812 shares issued at December 31, 2015 and December 31, 2014, respectively	497	486
Additional paid-in capital	519,855	489,266
Accumulated deficit	(148,096)	(142,786)
Accumulated other comprehensive income, net of tax	(3,843)	(1,582)
Less: Treasury stock, at cost, 4,250,476 and 3,800,920 shares at December 31, 2015 and December 31, 2014, respectively	(136,637)	(117,403)
Total stockholders’ equity	231,776	227,981
Total liabilities and stockholders’ equity	$305,322	$280,721
_________________________
(1) Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. as of December 31, 2015 and December 31, 2014, respectively.
(2) Asset and liability amounts in parentheses represent the consolidated balances at December 31, 2015 attributable to Cohen & Steers SICAV Global Listed Infrastructure Fund, which was a variable interest entity as of December 31, 2015.
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Investment advisory and administration fees	$303,729	$291,744	$271,109
Distribution and service fees	16,001	14,667	14,359
Portfolio consulting and other	8,925	7,523	12,245
Total revenue	328,655	313,934	297,713
Expenses:
Employee compensation and benefits	107,710	102,732	94,707
Distribution and service fees	36,330	35,470	41,247
General and administrative	50,853	47,337	46,802
Depreciation and amortization	6,213	6,454	8,615
Total expenses	201,106	191,993	191,371
Operating income	127,549	121,941	106,342
Non-operating income:
Interest and dividend income—net	1,600	2,058	2,280
Loss from trading investments—net	(2,376)	(1,567)	(6,612)
Equity in (losses) earnings of affiliates	(10,378)	(1,955)	840
(Loss) gain from available-for-sale investments—net	(2,648)	2,041	2,259
Other losses	(1,003)	(504)	(745)
Total non-operating (loss) income	(14,805)	73	(1,978)
Income before provision for income taxes	112,744	122,014	104,364
Provision for income taxes	48,407	46,280	41,109
Net income	64,337	75,734	63,255
Less: Net loss (income) attributable to redeemable noncontrolling interest	214	(224)	4,864
Net income attributable to common stockholders	$64,551	$75,510	$68,119

Earnings per share attributable to common stockholders:
Basic	$1.42	$1.69	$1.54
Diluted	$1.41	$1.65	$1.51
Weighted average shares outstanding:
Basic	45,433	44,788	44,272
Diluted	45,897	45,643	45,083

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$64,337	$75,734	$63,255
Less: Net loss (income) attributable to redeemable noncontrolling interest	214	(224)	4,864
Net income attributable to common stockholders	64,551	75,510	68,119
Foreign currency translation (loss) gain (net of tax of $0)	(2,462)	(3,710)	1,279
Net unrealized (loss) gain from available-for-sale investments (net of tax of $0)	(2,447)	1,180	1,628
Reclassification to statements of operations of loss (gain) from available-for-sale investments (net of tax of $0)	2,648	(2,041)	(2,259)
Other comprehensive (loss) income	(2,261)	(4,571)	648
Total comprehensive income attributable to common stockholders	$62,290	$70,939	$68,767

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2013	$470	$429,377	$(117,889)	$2,341	$(97,719)	$216,580	$53,188	43,763
Dividends ($1.80 per share)	—	—	(81,596)	—	—	(81,596)	—	—
Issuance of common stock	7	473	—	—	—	480	—	734
Repurchase of common stock	—	—	—	—	(7,962)	(7,962)	—	(243)
Tax benefits associated with restricted stock units—net	—	3,146	—	—	—	3,146	—	—
Issuance of restricted stock units	—	2,689	—	—	—	2,689	—	—
Amortization of restricted stock units—net	—	21,463	—	—	—	21,463	—	—
Forfeitures of vested restricted stock units	—	(10)	—	—	—	(10)	—	—
Net income (loss)	—	—	68,119	—	—	68,119	(4,864)	—
Other comprehensive income, net of tax	—	—	—	648	—	648	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(14,242)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	37,711	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(71,586)	—
Ending balance, December 31, 2013	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends ($1.88 per share)	—	—	(86,930)	—	—	(86,930)	—	—
Issuance of common stock	9	569	—	—	—	578	—	858
Repurchase of common stock	—	—	—	—	(11,722)	(11,722)	—	(319)
Tax benefits associated with restricted stock units—net	—	3,676	—	—	—	3,676	—	—
Issuance of restricted stock units	—	3,045	—	—	—	3,045	—	—
Amortization of restricted stock units—net	—	24,838	—	—	—	24,838	—	—
Net income	—	—	75,510	—	—	75,510	224	—
Other comprehensive loss, net of tax	—	—	—	(4,571)	—	(4,571)	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(8,987)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	36,278	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(27,115)	—
Ending balance, December 31, 2014	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
Dividends ($1.50 per share)	—	—	(69,861)	—	—	(69,861)	—	—
Issuance of common stock	11	623	—	—	—	634	—	1,097
Repurchase of common stock	—	—	—	—	(19,234)	(19,234)	—	(450)
Tax benefits associated with restricted stock units—net	—	5,262	—	—	—	5,262	—	—
Issuance of restricted stock units	—	2,109	—	—	—	2,109	—	—
Amortization of restricted stock units—net	—	22,566	—	—	—	22,566	—	—
Forfeitures of vested restricted stock units	—	29	—	—	—	29	—	—
Net income (loss)	—	—	64,551	—	—	64,551	(214)	—
Other comprehensive loss, net of tax	—	—	—	(2,261)	—	(2,261)	—	—
Distribution to redeemable noncontrolling interest	—	—	—	—	—	—	(10)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	10,951	—
Ending balance, December 31, 2015	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$64,337	$75,734	$63,255
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	22,686	24,931	21,539
Depreciation and amortization	6,213	6,454	8,615
Deferred rent	640	1,384	1,954
Loss from trading investments—net	2,376	1,567	6,612
Equity in losses (earnings) of affiliates	10,378	1,955	(840)
Loss (gain) from available-for-sale investments—net	2,648	(2,041)	(2,259)
Deferred income taxes	7,392	(279)	(3,087)
Foreign currency (gain) loss	(443)	(588)	622
Changes in operating assets and liabilities:
Accounts receivable	(724)	(1,916)	2,887
Due from broker	(4,299)	(1,137)	(8,826)
Deferred commissions	(2,572)	(1,956)	(2,399)
Trading investments	(30,036)	(51,770)	(11,573)
Other assets	(1,266)	809	1,542
Accrued compensation	2,228	3,115	(152)
Distribution and service fees payable	(803)	497	217
Due to broker	4,364	—	(798)
Securities sold but not yet purchased	—	—	(14,685)
Income tax payable	5,231	(3,020)	(1,026)
Other liabilities and accrued expenses	1,446	843	14,274
Net cash provided by operating activities	89,796	54,582	75,872
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	1,184	10,881	7,741
Purchases of available-for-sale investments	(5,663)	(7,829)	(10,195)
Proceeds from sales of available-for-sale investments	7,303	12,699	26,700
Purchases of property and equipment	(2,427)	(5,916)	(6,230)
Net cash provided by investing activities	397	9,835	18,016
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	4,822	2,562	2,025
Issuance of common stock	539	491	408
Repurchase of common stock	(19,234)	(11,722)	(7,962)
Dividends to stockholders	(68,177)	(84,237)	(79,695)
Distributions to redeemable noncontrolling interest	(10)	(8,987)	(14,242)
Contributions from redeemable noncontrolling interest	10,951	36,278	37,711
Net cash used in financing activities	(71,109)	(65,615)	(61,755)
Net increase (decrease) in cash and cash equivalents	19,084	(1,198)	32,133
Effect of foreign exchange rate changes on cash and cash equivalents	(1,294)	(2,141)	732
Cash and cash equivalents, beginning of the year	124,938	128,277	95,412
Cash and cash equivalents, end of the year	$142,728	$124,938	$128,277

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
For the years ended December 31, 2015, 2014 and 2013, the Company paid taxes, net of tax refunds, of approximately $30,885,000, $46,840,000 and $43,483,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the years ended December 31, 2015, 2014 and 2013, the Company issued fully vested restricted stock units in the amount of $425,000, $352,000 and $789,000, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $1,684,000, $2,693,000 and $1,901,000, respectively.
During the year ended December 31, 2014, the Company’s proportionate ownership interest in Cohen & Steers Active Commodities Fund, LP (ACOM) decreased and the Company deconsolidated the assets and liabilities of ACOM resulting in a non-cash increase of $8,840,000 to equity method investments.
During the year ended December 31, 2014, the Company’s proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company deconsolidated the assets and liabilities of MLO resulting in a non-cash reduction of $26,906,000 from redeemable noncontrolling interest and a non-cash increase of $22,338,000 to equity method investments.
During the year ended December 31, 2014 the Company redeemed a portion of its shares in Cohen & Steers Real Assets Fund, Inc. (RAP) and recorded a non-cash reclassification of $14,909,000, which represents the Company's proportionate share of RAP, from equity method investments into available-for-sale investments.
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
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. On the consolidated statements of operations and the consolidated statements of cash flows, the captions “depreciation and amortization” and “amortization of deferred commission” have been combined into a single caption “depreciation and amortization.” On the consolidated statements of financial condition, the captions "goodwill" and "intangible assets—net” have been combined. On the consolidated statements of financial condition and the consolidated statements of cash flows, the captions "distribution and service fees payable" and "due to broker" have been broken out from "other liabilities and accrued expenses."
Consolidation of Company-sponsored Funds—The Company consolidates entities, including sponsored funds, that are deemed to be voting interest entities (VOE) when it has financial control over the entity which is generally when the Company owns a majority of the outstanding voting interest. Investments in Company-sponsored funds are evaluated at inception and subsequently if there is a reconsideration event to determine if the fund is variable interest entity (VIE) or VOE and which consolidation model to apply. VIEs for which the Company is deemed to be the primary beneficiary are consolidated. Investments in Company-sponsored funds that are determined to be VOEs are consolidated when the Company’s ownership interest is greater than 50% of the outstanding voting interests of the fund or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights in the fund. The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.
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
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee’s net income or loss for the period which is recorded as equity in earnings (losses) of affiliates in the Company’s consolidated statements of operations. As of December 31, 2015, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as gain (loss) from available-for-sale investments—net in the Company’s consolidated statements of operations.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading investments—net in the Company's consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's consolidated statements of financial condition. As of December 31, 2015, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permanent equity. Redeemable noncontrolling interest is remeasured at redemption value which approximates the fair value at each reporting period.
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end funds. Investment advisory fees are earned pursuant to the terms of investment management agreements, and are based on a contractual fee rate applied to the assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized as such fees are earned.
Distribution and Service Fee Revenue—CSS acts as the principal distributor of the Company’s sponsored open-end funds which may offer the following classes: Class A (initial sales load), Class C (back end sales load), Class R (load retirement) and Class Z (no load retirement). Effective May 2007, the Company suspended sales of Class B shares and all remaining Class B shares converted to Class A shares in 2015. Distribution and service fee revenue is based on the average daily net assets of the funds as detailed below. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
Pursuant to distribution plans with the Company's sponsored open-end funds, CSS receives distribution fees of up to 25bps for Class A shares and 75bps for Class C shares. CSS also receives shareholder servicing fees of up to 10bps on Class A shares, 25bps on Class C shares and 15bps on Class Z shares, pursuant to shareholder servicing plans with the funds. Effective October 1, 2014, the Company no longer receives shareholder servicing fees on Class Z shares.
CSS receives combined distribution and shareholder servicing fees of up to 50bps for Class R shares.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, service fees and intermediary assistance payments. Distribution and service fee expense is recorded as incurred.
Distribution fee expense represents payments made to qualified dealers/institutions for (i) assistance in connection with the distribution of the Company's sponsored open-end funds' shares and (ii) for other expenses such as advertising costs and printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (Rule 12b-1). CSS pays distribution fee expense based on the average daily net assets under management of up to 25bps on Class A shares and 75bps on Class C shares.
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
CSS pays combined distribution and service fee expenses based on the average daily net assets under management of up to 50bps on Class R shares.
Intermediary assistance payments represent payments to qualified dealers/institutions for activities related to distribution, shareholder servicing and marketing and support of Company-sponsored open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management or the number of accounts being serviced.
During the first quarter of 2013, the Company made payments of approximately $7.2 million associated with additional compensation agreements entered into in connection with the offering of one closed-end fund. This payment is included in distribution and service fee expense on the accompanying consolidated statements of operations for the year ended December 31, 2013.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. The cumulative translation adjustment was $(3,908,000), $(1,446,000) and $2,264,000 as of December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the consolidated statements of operations.
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
Recently Issued Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance introducing a new lease model that brings substantially all leases on the balance sheet. The guidance requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued new guidance amending the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This new guidance will be effective for the Company’s first quarter of 2018. The Company does not anticipate that the adoption of this new guidance will have a material impact on its consolidated financial statements.
In May 2015, the FASB issued new guidance amending the current disclosure requirement for investments in certain entities that calculate net asset value per share. The guidance requires investments for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy. Instead, those investment amounts shall be provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial position. This new guidance will be effective for the Company’s first quarter of 2016. The Company does not anticipate that the adoption of this new guidance will have a material impact on its consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2015, the FASB issued new guidance amending the current accounting for consolidation of certain legal entities. These amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in certain investment funds. This new guidance will be effective for the Company’s first quarter of 2016. The Company does not anticipate that the adoption of this new guidance will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued new guidance regarding disclosure of going concern uncertainties in the financial statements. The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued at each annual and interim reporting period. This new guidance will be effective for the Company’s first quarter of 2017. The Company does not anticipate that the adoption of this new guidance will have a material impact on its consolidated financial statements.
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
3. Goodwill and Intangible Assets
The following summarizes the changes in the Company's goodwill and intangible assets during the years ended December 31, 2015 and 2014 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2014	$20,672	$451	$1,250
Currency revaluation	(1,552)	—	—
Amortization during 2014	—	(89)	—
Balance at December 31, 2014	$19,120	$362	$1,250
Currency revaluation	(1,145)	—	—
Amortization during 2015	—	(89)	—
Balance at December 31, 2015	$17,975	$273	$1,250

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the intangible assets at December 31, 2015 and December 31, 2014 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2015
Amortized intangible assets:
Client relationships	36	$1,543	$(1,270)	$273
Non-amortized intangible assets:
Fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,270)	$1,523
2014
Amortized intangible assets:
Client relationships	48	$1,543	$(1,181)	$362
Non-amortized intangible assets:
Fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,181)	$1,612

Amortization expenses related to the intangible assets was approximately $89,000 for each of the years ended December 31, 2015, 2014 and 2013, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2016	$89
2017	89
2018	95
Total	$273
4. Investments
The following is a summary of the Company's investments as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31,
	2015	2014
Trading investments	$37,169	$9,509
Equity method investments	16,974	28,550
Available-for-sale investments	17,191	21,269

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain (loss) from investments for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Loss from trading investments—net (1)	$(2,376)	$(1,567)	$(6,612)
Equity in (losses) earnings of affiliates	(10,378)	(1,955)	840
(Loss) gain from available-for-sale investments—net	(2,648)	2,041	2,259

Number of new funds seeded	2	1	2
_________________________
(1)    Includes net income/(loss) attributable to redeemable noncontrolling interest for the periods presented.
The Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX), launched by the Company in December 2015, is an open-end fund for which the Company is the investment adviser. LPX is a VOE and the Company owned the majority of the outstanding voting interests in the fund as of December 31, 2015. Accordingly, the underlying assets and liabilities and results of operations of LPX have been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in September 2015, and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of December 31, 2015, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns of GLI SICAV. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company's consolidated financial statements.
The following represents the portion of the consolidated statements of financial condition attributable to the consolidated GLI SICAV as of December 31, 2015. The assets may only be used to settle obligations of GLI SICAV and the liabilities are the sole obligation of GLI SICAV, for which creditors do not have recourse to the general credit of the Company (in thousands):

December 31, 2015
Assets:
Trading investments	$4,719
Due from broker	176
Other assets	53
Total assets	$4,948

Liabilities:
Due to broker	$12
Other liabilities and accrued expenses	50
Total liabilities	$62
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), launched by the Company in May 2014, is an open-end fund for which the Company is the investment adviser. CDF is a VOE and the Company owned the majority of the outstanding voting interest in the fund as of December 31, 2015. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ACOM, launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company owned all of the voting interest in ACOM through September 30, 2014. Accordingly, the underlying assets and liabilities and results of operations of ACOM had been included in the Company's consolidated financial statements. As a result of third-party investments into the fund, effective October 1, 2014, the Company no longer held a controlling financial interest in ACOM. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's consolidated financial statements. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of December 31, 2015, the Company's ownership in ACOM was approximately 11%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of December 31, 2015, the Company's ownership in GRP-TE was approximately 0.2%. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 13 for further discussion regarding the Company's co-investment commitment. As of December 31, 2015, the Company owned all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's consolidated financial statements.
MLO, launched by the Company in December 2013, is an open-end fund for which the Company is the investment adviser. MLO is a VOE and the Company owned the majority of the outstanding voting interest in MLO through October 31, 2014. Accordingly, the underlying assets and liabilities and results of operations of MLO had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. Effective November 1, 2014, as a result of additional third-party subscriptions into the fund, the Company no longer owned the majority of the outstanding voting interest in MLO, however it was determined that the Company has significant influence over the financial decisions of MLO and therefore records its investment in MLO using the equity method of accounting. As of December 31, 2015, the Company's ownership in MLO was approximately 23%.
RAP, launched by the Company in January 2012, is an open-end fund for which the Company is the investment adviser. RAP is a VOE. During the period August 1, 2013 through September 30, 2014, the Company did not hold a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, the Company recorded its investment in RAP using the equity method of accounting. Effective September 30, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer has significant influence over RAP. Accordingly, the Company began recording its investment in RAP as an available-for-sale investment.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

influence over the financial decisions of the Offshore Fund and therefore recorded its investment in this fund using the equity method of accounting.
The Company met the significant subsidiaries test for total equity method investments as of December 31, 2014 and is required to provide the summarized financial information for all equity method investments for all periods presented. The following is the aggregate condensed statement of financial condition information for the Company's equity method investments as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31,
	2015	2014
Total assets	$147,590	$166,111
Total liabilities	2,038	5,434
Net assets	145,552	160,677

The following is the condensed statement of operations for the aggregate of the Company's equity method investments for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31, (1)
	2015	2014	2013
Total revenue	$2,753	$2,896	$1,142
Total expenses	1,194	2,019	1,985
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(44,936)	(14,827)	12,833
Net (loss) income	$(43,377)	$(13,950)	$11,990
_________________________
(1)    Amounts are included only for the time in which the investees were accounted for under the equity method.
The following is a summary of the fair value of trading investments and equity method investments as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$5,624	$—	$7,612
CDF	5,606	—	7,000	—
GLI SICAV	4,719	—	—	—
GRP-CIP	2,131	—	2,509	—
GRP-TE	—	92	—	111
LPX	24,713	—	—	—
MLO	—	11,258	—	20,827
Total	$37,169	$16,974	$9,509	$28,550

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain (loss) from trading investments—net for the years ended December 31, 2015, 2014 and 2013, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Years Ended December 31,
	2015	2014	2013
ACOM	$—	$(505)	$(484)
CDF	(2,167)	(2,804)	—
GLI SICAV	(135)	—	—
GRP-CIP	(80)	151	356
LPX	6	—	—
MLO	—	1,567	155
Onshore Fund	—	24	495
RAP	—	—	(7,134)
Total loss from trading investments—net	$(2,376)	$(1,567)	$(6,612)
Equity in earnings (losses) of affiliates for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	Years Ended December 31,
	2015	2014	2013
ACOM	$(1,988)	$(1,228)	$—
GRP-TE	7	11	13
MLO	(8,397)	(1,511)	—
Offshore Fund	—	20	149
RAP	—	753	678
Total equity in (losses) earnings of affiliates	$(10,378)	$(1,955)	$840
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,115	$66	$(3)	$1,178
Common stocks	3,828	288	(282)	3,834
Company-sponsored funds	12,184	1	(6)	12,179
Total available-for-sale investments	$17,127	$355	$(291)	$17,191
_________________________
(1)    At December 31, 2015, there were no securities with unrealized losses continuously for a period of more than 12 months.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,043	$54	$(2)	$1,095
Common stocks	5,366	627	(155)	5,838
Company-sponsored funds	15,010	4	(678)	14,336
Total available-for-sale investments	$21,419	$685	$(835)	$21,269
_________________________
(1)    At December 31, 2014, there were no securities with unrealized losses continuously for a period of more than 12 months.
Available-for-sale investments with a fair value of approximately $1,779,000 and $15,875,000 at December 31, 2015 and December 31, 2014, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of December 31, 2015 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the funds. As of December 31, 2015, the Company determined, based on an analysis of quantitative and qualitative factors including the estimated recovery period, that the seed investment in RAP was other-than-temporarily impaired. Accordingly, the Company recorded an other-than-temporary impairment of $2,846,000 on its investment in RAP. The Company determined that it had the ability and intent to hold the remaining available-for-sale investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	Years Ended December 31,
	2015		2014	2013
Proceeds from sales	$7,298		$12,704	$26,541
Gross realized gains	759		2,251	2,743
Gross realized losses, including other-than-temporary impairment	(3,407)	(1)	(210)	(484)
_________________________
(1)    Includes other-than-temporary impairment charge of $2,846,000 related to the Company's seed investment in RAP.
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

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable, investments in funds for which fair value was estimated using reported net asset value (NAV) as a practical expedient and the Company has no redemption restrictions.

•
Level 3—Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable, investments in funds for which fair value was estimated using reported NAV as a practical expedient and the Company has redemption restrictions.

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded as of the beginning of the reporting period. There were no transfers between level 1 and level 2 during the year ended December 31, 2015.
The following table presents fair value measurements as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$60,412	$—	$—	$60,412
Trading investments
Preferred securities	$3,863	$—	$—	$3,863
Common stocks	4,719	—	—	4,719
Fixed income securities	—	26,456	—	26,456
Limited partnership interests	—	—	2,131	2,131
Total trading investments	$8,582	$26,456	$2,131	$37,169
Equity method investments	$11,258	$5,624	$92	$16,974
Available-for-sale investments
Preferred securities	$1,178	$—	$—	$1,178
Common stocks	3,834	—	—	3,834
Company-sponsored funds	12,179	—	—	12,179
Total available-for-sale investments	$17,191	$—	$—	$17,191
Derivatives - assets
Foreign exchange contracts	$—	$10	$—	$10
Commodity contracts	290	—	—	290
Total derivatives - assets	$290	$10	$—	$300
Derivatives - liabilities
Foreign exchange contracts	$—	$219	$—	$219
Commodity contracts	425	—	—	425
Total derivatives - liabilities	$425	$219	$—	$644
_________________________
(1) Comprised of investments in actively traded money market funds measured at NAV.
Trading investments classified as level 2 in the above table were comprised of investments in corporate debt securities, which are valued based on prices provided by a third-party pricing service or third-party broker-dealers, and United States Treasury Bills carried at amortized cost, which approximates fair value.
Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds, and private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.
Equity method investments classified as level 2 in the above table represent the carrying amount of the Company's partnership interest in ACOM, which approximates its fair value based on the fund's NAV. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in the fund monthly at NAV per share with prior written notice of 5 days and there are no significant restrictions to redemption.
Equity method investments classified as level 3 in the above table represent the carrying amount of the Company's partnership interest in GRP-TE, which approximates its fair value based on the fund's NAV. GRP-TE invests in non-

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2015, the Company did not have the ability to redeem its investment in GRP-TE.
The following table presents fair value measurements as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$59,281	$—	$—	$59,281
Trading investments
Fixed income securities	$—	$7,000	$—	$7,000
Limited partnership interests	—	—	2,509	2,509
Total trading investments	$—	$7,000	$2,509	$9,509
Equity method investments	$20,827	$7,612	$111	$28,550
Available-for-sale investments
Preferred securities	$1,095	$—	$—	$1,095
Common stocks	5,838	—	—	5,838
Company-sponsored funds	14,336	—	—	14,336
Total available-for-sale investments	$21,269	$—	$—	$21,269
Derivatives - assets
Foreign exchange contracts	$—	$505	$—	$505
Commodity contracts	234	—	—	234
Total derivatives - assets	$234	$505	$—	$739
Derivatives - liabilities
Foreign exchange contracts	$—	$12	$—	$12
Commodity contracts	754	—	—	754
Total derivatives - liabilities	$754	$12	$—	$766
_________________________
(1) Comprised of investments in actively traded money market funds measured at NAV.
Trading investments classified as level 2 in the above table were primarily comprised of investments in United States Treasury Bills carried at amortized cost, which approximates fair value.
Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP, which along with the Company's interest in GRP-TE, represent the Company's collective ownership interests in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds, and private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.
Equity method investments classified as level 2 in the above table represent the carrying amount of the Company's partnership interest in ACOM, which approximates its fair value based on the fund's NAV. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in the fund monthly at NAV per share with prior written notice of 5 days and there are no significant restrictions to redemption.
Equity method investments classified as level 3 in the above table represent the carrying amount of the Company's partnership interests in GRP-TE, which approximate its fair value based on the fund's NAV. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2014, the Company did not have the ability to redeem its investment in GRP-TE.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014 (in thousands):

	Trading Investments		Equity Method Investments	Available-for-sale investments
	Common Stocks	Limited Partnership Interests	GRP-TE/Offshore Fund	Preferred Securities
Balance at January 1, 2014	$503	$2,740	$528	$3,325
Purchases / contributions	—	625	18	—
Sales / distributions	(527)	(721)	(457)	(4,000)
Realized gains	24	64	—	675
Unrealized (losses) gains (1)	—	(199)	22	—
Transfers into (out of) level 3	—	—	—	—
Balance at December 31, 2014	$—	$2,509	$111	$—
Purchases / contributions	—	99	3	—
Sales / distributions	—	(421)	(15)	—
Realized gains	—	224	7	—
Unrealized (losses) gains (1)	—	(280)	(14)	—
Transfers into (out of) level 3	—	—	—	—
Balance at December 31, 2015	$—	$2,131	$92	$—

_________________________

(1)	Pertains to unrealized gains (losses) from securities held at December 31, 2015 and 2014, respectively.
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
Valuation Techniques
In certain instances, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable brokers/dealers or pricing services. In determining the value of a particular investment, pricing services may use information with respect to transactions in such investments, broker quotes, pricing matrices, market transactions in comparable investments and various relationships between investments. As part of its independent price verification process, the Company selectively performs detailed reviews of valuations provided by broker/dealers or pricing services. Investments in Company-sponsored funds are valued at their closing NAV.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company's valuation committee which is comprised of senior members from various departments within the Company, including investment management. The valuation committee provides independent oversight of the valuation policies and procedures.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2015 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,312	Discounted cash flows	Discount rates Exit capitalization rates Market rental rates	10% - 12.5% 8% - 8.5% $15.00 - 17.00 psf
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2014 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,465	Discounted cash flows	Discount rates Exit capitalization rates Market rental rates	9% - 15% 8% - 8.5% $15.00 - 17.00 psf
Changes in the significant unobservable inputs in the tables above may result in a materially higher or lower fair value measurement. The disclosure in the above tables excludes the Company's ownership interests in limited partnership vehicles which are valued based on the NAVs of the underlying funds.
6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$2,361	$10	$14,955	$219
Total commodity contracts	3,962	290	7,337	425
Total derivatives	$6,323	$300	$22,292	$644

	December 31, 2014
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$11,349	$505	$222	$12
Total commodity contracts	6,095	234	8,977	754
Total derivatives	$17,444	$739	$9,199	$766
Cash included in due from broker in the consolidated statement of financial condition of approximately $192,000 and $422,000 as of December 31, 2015 and December 31, 2014, respectively, was held as collateral for futures contracts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities included in trading investments in the consolidated statement of financial condition of approximately $566,000 and $650,000 as of December 31, 2015 and December 31, 2014, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Equity contracts	$—	$—	$(584)
Foreign exchange contracts	(702)	95	(218)
Commodity contracts	(2,167)	(3,280)	(3,689)
Credit contracts	—	—	(21)
Total derivatives	$(2,869)	$(3,185)	$(4,512)
7. Property and Equipment
The following is a summary of property and equipment as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Equipment	$6,651	$6,536
Furniture and fixtures	2,156	2,024
Software	16,827	15,479
Leasehold improvements	10,141	9,358
Subtotal	35,775	33,397
Less: Accumulated depreciation and amortization	(25,992)	(22,208)
Property and equipment, net	$9,783	$11,189

Depreciation and amortization expense related to property and equipment was $3,827,000, $4,535,000 and $5,517,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Depreciation and amortization expense related to property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets which range from 3-7 years.
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
Anti-dilutive common stock equivalents of approximately 43,000 shares were excluded from the computation for the year ended December 31, 2015. No anti-dilutive common stock equivalents were excluded from the computation for the years ended December 31, 2014 and 2013.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Net income	$64,337	$75,734	$63,255
Less: Net loss (income) attributable to redeemable noncontrolling interest	214	(224)	4,864
Net income attributable to common stockholders	$64,551	$75,510	$68,119
Basic weighted average shares outstanding	45,433	44,788	44,272
Dilutive potential shares from restricted stock units	464	855	811
Diluted weighted average shares outstanding	45,897	45,643	45,083
Basic earnings per share attributable to common stockholders	$1.42	$1.69	$1.54
Diluted earnings per share attributable to common stockholders	$1.41	$1.65	$1.51
9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 16.0 million shares of common stock may be granted under the SIP. At December 31, 2015, RSUs with respect to approximately 13.3 million shares of common stock were issued. Total compensation cost related to unvested RSUs not yet recognized was approximately $31,116,000 at December 31, 2015 and is expected to be recognized over approximately the next three years.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company has granted awards of vested RSUs to the non-management directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of grant. Dividends declared during the delayed delivery period are paid to the directors in cash. From time to time, the Company grants awards of vested RSUs to certain employees pursuant to the SIP. These grants are generally delivered ratably over four years. At December 31, 2015, vested RSUs with respect to approximately 30,000 shares of common stock were outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $425,000, $352,000 and $300,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company's awards of RSUs under the SIP to the non-management directors and certain employees (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	34	$27.46
Granted	9	33.83
Delivered	(14)	22.79
Balance at December 31, 2013	29	31.47
Granted	9	39.67
Delivered	(10)	29.12
Balance at December 31, 2014	28	34.93
Granted	12	35.31
Delivered	(10)	31.86
Balance at December 31, 2015	30	36.17
Unvested Restricted Stock Unit Grants
The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Prior to 2015, except in circumstances where a dividend was determined to be an extraordinary dividend in the sole discretion of the Company's Compensation Committee (in which case dividend equivalents are accrued on such RSUs in the form of additional unvested RSUs), dividends were not paid to the holders of such unvested RSUs. Commencing with 2015, dividend equivalents are accrued on unvested RSUs for all dividends declared by the Company. All dividend equivalents are forfeitable until they are delivered. At December 31, 2015, RSUs with respect to approximately 296,000 shares of common stock were outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $5,233,000, $8,590,000 and $8,491,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table sets forth activity relating to the Company's awards of RSUs under the SIP to certain employees (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	979	$22.85
Granted	305	34.20
Delivered	(307)	21.95
Forfeited	(27)	25.28
Balance at December 31, 2013	950	26.72
Granted	110	37.33
Delivered	(361)	24.45
Forfeited	(9)	25.69
Balance at December 31, 2014	690	29.62
Granted	73	41.10
Delivered	(461)	26.95
Forfeited	(6)	40.52
Balance at December 31, 2015	296	36.36
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically pays a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). Prior to performance year

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013, employees could also elect to defer, on a pre-tax basis, an additional portion of their year-end bonus in the form of vested RSUs (Voluntary Program). These RSUs were issued pursuant to the SIP. Prior to performance year 2013, under both programs, the Company matched a predetermined amount of the employee contribution in the form of unvested RSUs. Dividend equivalents are accrued on the deferred compensation awards and the matches in the form of additional unvested RSUs. The RSUs under the Mandatory Program will vest and be delivered ratably over four years. The dividend equivalents issued under the Mandatory Program will vest and be delivered on the fourth anniversary of the original grant date. The RSUs granted under the Voluntary Program vest immediately at the date of grant and will be delivered on the third anniversary of the grant date. The dividend equivalents under the Voluntary Program vest and will be delivered on the third anniversary of the original grant date. The fair value at the date of grant of the RSUs under the Mandatory Program is expensed on a straight-line basis over the vesting period.
As of December 31, 2015, approximately 1,262,000 and 20,000 RSUs under the Mandatory Program and Voluntary Program, respectively, including the Company match and dividend equivalents, were outstanding. Amortization expense, net of forfeitures, related to the unearned stock-based compensation under the Mandatory Program, including the Company match, was approximately $17,315,000, $16,178,000 and $12,863,000 for the years ended December 31, 2015, 2014 and 2013, respectively. In connection with the grant of the vested RSUs issued under the Voluntary Program, the Company recorded a non-cash stock-based compensation expense, including amortization on the Company match, of approximately $43,000, $116,000, and $113,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table sets forth activity relating to the Company's incentive bonus plans, including the Company match and dividend equivalents (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	1,314	$30.07
Granted	587	33.55
Delivered	(400)	27.79
Forfeited	(70)	32.13
Balance at December 31, 2013	1,431	32.03
Granted	522	36.67
Delivered	(472)	30.84
Forfeited	(27)	34.29
Balance at December 31, 2014	1,454	34.04
Granted	496	41.45
Delivered	(607)	32.69
Forfeited	(61)	38.51
Balance at December 31, 2015	1,282	37.33

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. For the years ended December 31, 2015, 2014 and 2013, approximately 19,000, 14,000 and 13,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2015, 2014 and 2013, the Company recorded a non-cash stock-based compensation expense of approximately $95,000, $87,000 and $72,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, or (2) issuance of all of the shares reserved for issuance under the ESPP.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2015, 2014 and 2013.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company's contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2015, 2014 and 2013 totaled approximately $118,000, $83,000 and $176,000, respectively.
Matching contributions, net of forfeitures, to the Plan totaled approximately $1,511,000, $1,074,000 and $1,462,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Investment advisory and administration fees	$218,942	$210,316	$190,058
Distribution and service fees	16,001	14,667	14,359
	$234,943	$224,983	$204,417
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored funds for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Proceeds from sales	$—	$192	$10,715
Gross realized gains	—	—	615
Gross realized losses, including other-than-temporary impairment	(2,846)	(3)	—
Dividend income	250	390	9
The Company has agreements with certain affiliated open-end and closed-end funds to reimburse certain fund expenses. For the years ended December 31, 2015, 2014 and 2013, expenses of approximately $8,676,000, $9,218,000 and $9,332,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at December 31, 2015 and 2014 are receivables due from Company-sponsored funds of approximately $19,209,000 and $19,750,000, respectively.
12. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of December 31, 2015,

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CSS had net capital of approximately $2,217,000, which exceeded its requirements by approximately $2,052,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of December 31, 2015, CSAL and CSUK had aggregate regulatory capital of approximately $66,440,000, which exceeded aggregate regulatory capital requirements by approximately $64,152,000.
13. Commitments and Contingencies
The Company leases office space under noncancelable operating leases expiring at various dates through January 2024. The Company also leases certain computer and office equipment under noncancelable operating leases expiring at various dates through December 2019. The aggregate minimum future payments under the leases are as follows (in thousands):

Years Ended December 31,	Operating Leases
2016	$12,570
2017	11,410
2018	10,287
2019	10,733
2020	10,592
Thereafter	32,385
$87,977

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $11,215,000, $10,103,000 and $10,067,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Sublease rental income received for the years ended December 31, 2014 and 2013 was approximately $70,000 and $876,000, respectively.There was no sublease rental income received for the year ended December 31, 2015.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of December 31, 2015, the Company has funded approximately $3.3 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's consolidated statements of financial condition as of December 31, 2015.
14. Income Taxes
The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 includes U.S. federal, state, local and foreign taxes. The effective tax rate for the year ended December 31, 2015 was approximately 42.9%, which included the effect of recording a valuation allowance on the tax benefit associated with the unrealized losses on the Company's seed investments. The effective tax rate for the year ended December 31, 2014 was approximately 38%. The effective tax rate of approximately 37.6% for the year ended December 31, 2013 included discrete items, the most significant

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of which was attributable to the launch costs for Cohen & Steers MLP Income and Energy Opportunity Fund, Inc., a closed-end fund. Excluding the discrete items, the effective tax rate for the year ended December 31, 2013 was approximately 38%.
The Company does not provide for deferred taxes on the unremitted earnings of the Company's foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $82,758,000 as of December 31, 2015. The determination of the additional deferred taxes that have not been provided is not practicable because of the complexities of the hypothetical calculation.
The income before provision for income taxes and provision for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income before provision for income taxes - U.S.	$101,007	$108,452	$89,963
Income before provision for income taxes - Non-U.S.	11,737	13,562	14,401
Total income before provision for income taxes	$112,744	$122,014	$104,364

Current taxes:
U.S. federal	$32,065	$38,711	$36,490
State and local	6,442	4,966	5,025
Non-U.S.	2,508	2,882	2,681
	41,015	46,559	44,196
Deferred taxes:
U.S. federal	6,334	(96)	(2,754)
State and local	1,273	(12)	(379)
Non-U.S.	(215)	(171)	46
	7,392	(279)	(3,087)
Provision for income taxes	$48,407	$46,280	$41,109

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
Significant components of the Company's net deferred income tax asset at December 31, 2015 and 2014 consist of the following (in thousands):

	At December 31,
	2015	2014
Deferred income tax assets (liabilities):
Stock-based compensation	$7,634	$8,923
Non-deductible realized loss on investments	4,708	5,565
Dividend equivalents on unvested restricted stock units	3,052	5,204
Unrealized loss on investments	4,642	840
Deferred compensation	(6,792)	—
Deferred rent	2,414	2,184
Other	(757)	(1,203)
Subtotal	14,901	21,513
Less: valuation allowance	(9,350)	(6,405)
Deferred income tax asset - net	$5,551	$15,108

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had capital loss carryforwards of approximately $6,413,000 and $11,700,000 for the years ended December 31, 2015 and December 31, 2014 which, if unused, will expire in years 2016 to 2020. The valuation allowance on the net deferred income tax asset increased approximately $2,945,000 during the year ended December 31, 2015.
At December 31, 2015, the Company had approximately $7,259,000 of total gross unrecognized tax benefits. Of this total, approximately $4,678,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective tax rate in future periods. The Company expects to reduce its unrecognized tax benefits by $1,338,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2013	$4,899
Addition for tax positions of current year	1,421
Addition for tax positions of prior years	1,597
Reduction of tax positions from prior years	(1,990)
Gross unrecognized tax benefits balance at December 31, 2013	$5,927
Addition for tax positions of current year	1,230
Addition for tax positions of prior years	90
Reduction of tax positions from prior years	(901)
Gross unrecognized tax benefits balance at December 31, 2014	$6,346
Addition for tax positions of current year	1,147
Addition for tax positions of prior years	250
Reduction of tax positions from prior years	(484)
Gross unrecognized tax benefits balance at December 31, 2015	$7,259
The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2015 and 2014, the Company had approximately $1,661,000 and $1,267,000, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2011 through 2015 remain open to examination by various taxing jurisdictions.
A reconciliation of the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	4.3%	4.5%	4.8%
Non-deductible loss on investments	5.2%	0.6%	—%
Reserve adjustments	—%	—%	0.6%
Non-taxable gain on investments	—%	—%	(0.3)%
Foreign operations tax differential	(2.1)%	(2.2)%	(2.5)%
Other	0.5%	0.1%	—%
Effective income tax rate	42.9%	38.0%	37.6%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated fund and third-party institutional separate account subadvisory relationship, which is comprised of multiple accounts, provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$47,870	$45,904	$42,618
Percent of total revenue	15%	15%	14%
Daiwa Asset Management:
Investment advisory and administration fees	$37,653	$37,505	$36,704
Portfolio consulting and other	2,793	1,970	5,510
Total	$40,446	$39,475	$42,214
Percent of total revenue	12%	13%	14%
The table below presents revenue by client domicile for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$266,583	$256,137	$238,591
Non - U.S.
Japan	41,899	40,179	42,603
Other	20,173	17,618	16,519
Total	$328,655	$313,934	$297,713

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Financial Data (unaudited)
The table below presents selected quarterly financial data for 2015 and 2014 (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total
2015
Revenue	$83,815	$83,502	$79,667	$81,671	$328,655
Operating income	34,549	31,171	31,477	30,352	127,549
Net income attributable to common stockholders	20,816	20,763	17,093	5,879	64,551
Earnings per share attributable to common stockholders:
Basic	0.46	0.46	0.38	0.13	1.42
Diluted	0.45	0.45	0.37	0.13	1.41
Weighted-average shares outstanding:
Basic	45,241	45,462	45,500	45,524	45,433
Diluted	45,980	45,805	45,830	45,969	45,897

2014
Revenue	$72,835	$78,412	$80,845	$81,842	$313,934
Operating income	27,596	29,668	32,327	32,350	121,941
Net income attributable to common stockholders	19,445	22,183	18,184	15,698	75,510
Earnings per share attributable to common stockholders:
Basic	0.44	0.49	0.41	0.35	1.69
Diluted	0.43	0.49	0.40	0.34	1.65
Weighted-average shares outstanding:
Basic	44,633	44,825	44,839	44,852	44,788
Diluted	45,483	45,530	45,689	45,866	45,643
17. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On February 25, 2016, CNS declared a quarterly dividend on its common stock in the amount of $0.26 per share. This dividend will be payable on March 23, 2016 to stockholders of record at the close of business on March 9, 2016.

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
EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Form of Amended and Restated Bylaws of the Company (2)
4.1	—	Specimen Common Stock Certificate (7)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
10.1	—	Form of Tax Indemnification Agreement among Cohen & Steers Capital Management, Inc., Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
10.2	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen* (1)
10.3	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.4	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (3)
10.5	—	Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan* (3)
10.6	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (3)
10.7	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (4)
10.8	—	Form of Voluntary Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (5)
10.9	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (4)
10.10	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Martin Cohen* (6)
10.11	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (6)
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements.

_________________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.

i

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-32236), filed on May 13, 2013.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2012.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended September 30, 2004.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2015.
* Denotes compensatory plan.

ii