Form 10-Q
period 2016-03-31
COHEN & STEERS INC
filed 2016-05-06
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
 ________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 3, 2016 was 45,866,291.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2016 and December 31, 2015	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2016 and 2015	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2016 and 2015	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Three Months Ended March 31, 2016 and 2015	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2016 and 2015	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II.	Other Information *

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signatures		38
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015 (the Form 10-K), which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$122,914	$142,728
Trading investments ($423 and $566) (1) ($7,368 and $6,850) (2)	12,778	37,169
Equity method investments	31,914	16,974
Available-for-sale investments	18,144	17,191
Accounts receivable	54,488	44,559
Due from broker ($414 and $383) (2)	964	6,104
Property and equipment—net	10,070	9,783
Goodwill and intangible assets—net	19,968	19,498
Deferred income tax asset—net	595	5,551
Other assets ($36 and $53) (2)	6,445	5,765
Total assets	$278,280	$305,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$6,941	$30,503
Distribution and service fees payable	5,793	6,192
Income tax payable	12,981	6,780
Due to broker ($49 and $12) (2)	49	4,369
Deferred rent	6,410	6,368
Other liabilities and accrued expenses ($83 and $55) (2)	7,829	8,000
Total liabilities	40,003	62,212
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	689	11,334
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,352,262 and 49,690,562 shares issued at March 31, 2016 and December 31, 2015, respectively	503	497
Additional paid-in capital	526,017	519,855
Accumulated deficit	(142,266)	(148,096)
Accumulated other comprehensive loss, net of tax	(2,654)	(3,843)
Less: Treasury stock, at cost, 4,508,617 and 4,250,476 shares at March 31, 2016 and December 31, 2015, respectively	(144,012)	(136,637)
Total stockholders’ equity	237,588	231,776
Total liabilities and stockholders’ equity	$278,280	$305,322
_________________________
(1) Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. as of March 31, 2016 and December 31, 2015, respectively.
(2) Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2016 and December 31, 2015 attributable to Cohen & Steers SICAV Global Listed Infrastructure Fund and Cohen & Steers Co-Investment Partnership, L.P., which were variable interest entities as of March 31, 2016 and December 31, 2015, respectively.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Investment advisory and administration fees	$73,088	$77,752
Distribution and service fees	4,233	3,906
Portfolio consulting and other	2,360	2,157
Total revenue	79,681	83,815
Expenses:
Employee compensation and benefits	28,040	25,983
Distribution and service fees	8,702	9,251
General and administrative	12,735	12,463
Depreciation and amortization	1,897	1,569
Total expenses	51,374	49,266
Operating income	28,307	34,549
Non-operating income:
Interest and dividend income—net	542	299
Loss from trading investments—net	(207)	(451)
Equity in earnings (losses) of affiliates	427	(1,081)
(Loss) gain from available-for-sale investments—net	(30)	100
Other losses	(89)	(419)
Total non-operating income (loss)	643	(1,552)
Income before provision for income taxes	28,950	32,997
Provision for income taxes	11,083	12,226
Net income	17,867	20,771
Less: Net loss attributable to redeemable noncontrolling interest	216	45
Net income attributable to common stockholders	$18,083	$20,816

Earnings per share attributable to common stockholders:
Basic	$0.39	$0.46
Diluted	$0.39	$0.45
Dividends declared per share	$0.26	$0.25
Weighted average shares outstanding:
Basic	45,808	45,241
Diluted	46,195	45,980
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$17,867	$20,771
Less: Net loss attributable to redeemable noncontrolling interest	216	45
Net income attributable to common stockholders	18,083	20,816
Foreign currency translation gain (loss) (net of tax of $0)	372	(2,078)
Net unrealized gain (loss) from available-for-sale investments (net of tax of $0)	787	(15)
Reclassification to statements of operations of loss (gain) from available-for-sale investments (net of tax of $0)	30	(100)
Other comprehensive income (loss)	1,189	(2,193)
Total comprehensive income attributable to common stockholders	$19,272	$18,623
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Three Months Ended March 31, 2016 and 2015
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2015	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
Dividends	—	—	(11,604)	—	—	(11,604)	—	—
Issuance of common stock	10	221	—	—	—	231	—	1,037
Repurchase of common stock	—	—	—	—	(18,709)	(18,709)	—	(436)
Tax benefits associated with restricted stock units—net	—	4,790	—	—	—	4,790	—	—
Issuance of restricted stock units	—	375	—	—	—	375	—	—
Amortization of restricted stock units—net	—	5,952	—	—	—	5,952	—	—
Net income (loss)	—	—	20,816	—	—	20,816	(45)	—
Other comprehensive loss, net of tax	—	—	—	(2,193)	—	(2,193)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	235	—
Ending balance, March 31, 2015	$496	$500,604	$(133,574)	$(3,775)	$(136,112)	$227,639	$797	45,394

Beginning balance, January 1, 2016	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
Dividends	—	—	(12,253)	—	—	(12,253)	—	—
Issuance of common stock	6	237	—	—	—	243	—	662
Repurchase of common stock	—	—	—	—	(7,375)	(7,375)	—	(258)
Tax deficiency associated with restricted stock units—net	—	(1,517)	—	—	—	(1,517)	—	—
Issuance of restricted stock units	—	408	—	—	—	408	—	—
Amortization of restricted stock units—net	—	7,063	—	—	—	7,063	—	—
Forfeitures of restricted stock units	—	(29)	—	—	—	(29)	—	—
Net income (loss)	—	—	18,083	—	—	18,083	(216)	—
Other comprehensive income, net of tax	—	—	—	1,189	—	1,189	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	3,734	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(127)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(14,036)	—
Ending balance, March 31, 2016	$503	$526,017	$(142,266)	$(2,654)	$(144,012)	$237,588	$689	45,844
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$17,867	$20,771
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	7,072	5,990
Depreciation and amortization	1,897	1,569
Deferred rent	42	(51)
Loss from trading investments—net	207	451
Equity in (earnings) losses of affiliates	(427)	1,081
Loss (gain) from available-for-sale investments—net	30	(100)
Deferred income taxes	4,066	12,879
Foreign currency gain	(1,635)	(852)
Changes in operating assets and liabilities:
Accounts receivable	(8,294)	(10,691)
Due from broker	(646)	490
Deferred commissions	(954)	(668)
Trading investments	(4,470)	(337)
Other assets	(763)	(7,087)
Accrued compensation	(23,537)	(21,624)
Distribution and service fees payable	(399)	1,739
Due to broker	1,820	—
Income tax payable	5,578	(402)
Other liabilities and accrued expenses	15	(2,816)
Net cash (used in) provided by operating activities	(2,531)	342
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	51	4
Purchases of available-for-sale investments	(2,128)	(1,409)
Proceeds from sales of available-for-sale investments	1,942	1,366
Purchases of property and equipment	(1,448)	—
Net cash used in investing activities	(1,583)	(39)
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	—	4,674
Issuance of common stock	206	200
Repurchase of common stock	(7,375)	(18,709)
Dividends to stockholders	(11,970)	(11,354)
Distributions to redeemable noncontrolling interest	(127)	—
Contributions from redeemable noncontrolling interest	3,734	235
Net cash used in financing activities	(15,532)	(24,954)
Net decrease in cash and cash equivalents	(19,646)	(24,651)
Effect of foreign exchange rate changes on cash and cash equivalents	(168)	(794)
Cash and cash equivalents, beginning of the period	142,728	124,938
Cash and cash equivalents, end of the period	$122,914	$99,493
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the three months ended March 31, 2016 and 2015, the Company paid taxes, net of tax refunds, of approximately $1,526,000 and $805,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of $125,000 for both the three month periods ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $283,000 and $250,000, respectively.
As further described in Note 4, during the three months ended March 31, 2016, the Company's proportionate ownership interest in Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX) decreased and the Company deconsolidated the assets and liabilities of LPX resulting in a non-cash reduction of $14,036,000 from redeemable noncontrolling interest and a non-cash increase of $14,550,000 to equity method investments.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Pronouncements Adopted—In February 2015, the Financial Accounting Standards Board (FASB) revised the guidance applicable to consolidation of legal entities. The revised rules include guidance for evaluating (a) limited partnership and similar entities, (b) the impact of decision maker or service provider fees on the consolidation analysis, (c) the impact of interests held by related parties on the consolidation analysis and (d) consolidation of certain investment funds. The Company adopted this guidance effective January 1, 2016 using a full retrospective method. In connection with the adoption of this guidance, the Company reevaluated all of its sponsored funds under the new guidance. The Company concluded that certain entities that were not previously considered Variable Interest Entities (VIEs) would be considered VIEs under the revised guidance. See Note 4 for further discussion of the Company's seed investments.
In May 2015, the FASB issued new guidance related to the disclosure of certain investments that calculate net asset value per share (NAV) as a practical expedient. This guidance removes the requirement to categorize such investments within the fair value hierarchy table. The Company adopted this guidance on January 1, 2016 on a retrospective basis to all periods presented. As a result of adoption, $6.6 million and $6.5 million of NAV investments at March 31, 2016 and December 31, 2015, respectively, are no longer classified within Level 2 and Level 3 within the fair value hierarchy. The fair value amounts presented in Note 5 are intended to permit reconciliation of the investments included in the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position.
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
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. On the condensed consolidated statements of operations and the condensed consolidated statements of cash flows, the captions “depreciation and amortization” and “amortization of deferred commission” have been combined into a single caption

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

“depreciation and amortization.” On the condensed consolidated statements of cash flows, the captions "distribution and service fees payable" and "due to broker" have been broken out from "other liabilities and accrued expenses."
Consolidation of Company-sponsored Funds—The Company consolidates entities, including sponsored funds, that are deemed to be voting interest entities (VOE) when it has financial control over the entity which is generally when the Company owns a majority of the outstanding voting interest. Investments in Company-sponsored funds are evaluated at inception and subsequently if there is a reconsideration event to determine if the fund is VIE or VOE and which consolidation model to apply. VIEs for which the Company is deemed to be the primary beneficiary are consolidated. Investments in Company-sponsored funds that are determined to be VOEs are consolidated when the Company’s ownership interest is greater than 50% of the outstanding voting interests of the fund or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights in the fund. The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.
A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has (a) the power to direct the activities of the VIE that most significantly affect its performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Investments and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. The Company assesses whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. See Note 4 for further discussion about the Company’s seed investments.
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
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee’s net income or loss for the period which is recorded as equity in earnings (losses) of affiliates in the Company’s condensed consolidated statements of operations. As of March 31, 2016, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

report date, the loss will be recognized as gain (loss) from available-for-sale investments—net in the Company’s condensed consolidated statements of operations.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition. As of March 31, 2016, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
Pursuant to distribution plans with the Company's sponsored open-end funds, CSS receives distribution fees of up to 25bps for Class A shares and 75bps for Class C shares. CSS also receives shareholder servicing fees of up to 10bps on Class A shares and 25bps on Class C shares, pursuant to shareholder servicing plans with the funds.
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
Shareholder servicing fee expense represents payments made to qualified dealers/institutions for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. CSS pays service fee expenses based on the average daily net assets under management of up to 10bps on Class A shares and 25bps on Class C shares.
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
The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(3,536,000) and $(3,908,000) as of March 31, 2016 and December 31, 2015, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements—In March 2016, the FASB issued new guidance amending the current accounting for an investment that becomes qualified for the equity method of accounting. The guidance requires that the cost of acquiring an additional interest in the entity, if any, that resulted in the investment qualifying for the equity method be added to the carrying value of the investment. The equity method will then be applied from that point forward without any retroactive application or adjustment. This new guidance will be effective for the Company’s first quarter of 2017. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, excess tax benefits, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new guidance will be effective for the Company’s first quarter of 2017. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued revised guidance which amends the principal versus agent implementation guidance and illustrations in the Board’s new revenue standard. This revised guidance clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principle versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. This revised guidance will be effective concurrent with the effective date of the revenue standard in the Company’s first quarter of 2018. The Company is currently evaluating the potential effect of this revised guidance on its condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued guidance introducing a new lease model which requires all operating leases to be recorded on the balance sheet as right of use assets and offsetting lease liability obligations. The guidance requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2016 and December 31, 2015, goodwill was approximately $18,467,000 and $17,975,000, respectively. The Company’s goodwill increased by $492,000 for the three months ended March 31, 2016 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2016 and December 31, 2015 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
March 31, 2016:
Amortized intangible assets:
Client relationships	33	$1,543	$(1,292)	$251
Non-amortized intangible assets:
Fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,292)	$1,501
December 31, 2015:
Amortized intangible assets:
Client relationships	36	$1,543	$(1,270)	$273
Non-amortized intangible assets:
Fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,270)	$1,523

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended March 31, 2016 and 2015, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2016	$67
2017	89
2018	95
2019	—
Total	$251

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4. Investments
The following is a summary of the Company's investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Trading investments	$12,778	$37,169
Equity method investments	31,914	16,974
Available-for-sale investments	18,144	17,191
Gain (loss) from seed investments for the three months ended March 31, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Loss from trading investments—net (1)	$(207)	$(451)
Equity in earnings (losses) of affiliates	427	(1,081)
(Loss) gain from available-for-sale investments—net	(30)	100
Total gain (loss) from seed investments—net	$190	$(1,432)

Number of new funds seeded	—	—
_________________________
(1)    Includes net income/(loss) attributable to redeemable noncontrolling interest for the periods presented.
The Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX), launched by the Company in December 2015, is an open-end fund for which the Company is the investment adviser. LPX is a VOE and the Company owned the majority of the outstanding voting interests in the fund through February 29, 2016. Accordingly, the underlying assets and liabilities and results of operations of LPX had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. As a result of additional third-party subscriptions into the fund, effective March 1, 2016, the Company no longer owned the majority of the outstanding voting interest in LPX, however it was determined that the Company has significant influence over the financial decisions of LPX and therefore records its investment in LPX using the equity method of accounting. As of March 31, 2016, the Company's ownership in LPX was approximately 48%.
The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in September 2015, and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of March 31, 2016, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns of GLI SICAV. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company's condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated GLI SICAV as of March 31, 2016 and December 31, 2015. The assets may only be used to settle obligations of GLI SICAV and the liabilities are the sole obligation of GLI SICAV, for which creditors do not have recourse to the general credit of the Company (in thousands):

	March 31, 2016	December 31, 2015
Assets:
Trading investments	$5,180	$4,719
Due from broker	185	176
Other assets	36	53
Total assets	$5,401	$4,948

Liabilities:
Due to broker	$49	$12
Other liabilities and accrued expenses	78	50
Total liabilities	$127	$62
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), launched by the Company in May 2014, is an open-end fund for which the Company is the investment adviser. CDF is a VOE and the Company owned the majority of the outstanding voting interest in the fund as of March 31, 2016. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company owned all of the voting interest in ACOM through September 30, 2014. Accordingly, the underlying assets and liabilities and results of operations of ACOM had been included in the Company's condensed consolidated financial statements. As a result of third-party investments into the fund, effective October 1, 2014, the Company no longer held a controlling financial interest in ACOM. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's condensed consolidated financial statements. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of March 31, 2016, the Company's ownership in ACOM was approximately 11%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of March 31, 2016, the Company's ownership in GRP-TE was approximately 0.2%. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of March 31, 2016, GRP-CIP is a VIE and the Company is the primary beneficiary as it owns all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated GRP-CIP as of March 31, 2016 and December 31, 2015. The assets may only be used to settle obligations of GRP-CIP and the liabilities are the sole obligation of GRP-CIP, for which creditors do not have recourse to the general credit of the Company (in thousands):

	March 31, 2016	December 31, 2015
Assets:
Trading investments	$2,188	$2,131
Due from broker	229	207
Other assets	—	—
Total assets	$2,417	$2,338

Liabilities:
Due to broker	$—	$—
Other liabilities and accrued expenses	5	5
Total liabilities	$5	$5
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO), launched by the Company in December 2013, is an open-end fund for which the Company is the investment adviser. MLO is a VOE and the Company owned the majority of the outstanding voting interest in MLO through October 31, 2014. Accordingly, the underlying assets and liabilities and results of operations of MLO had been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. Effective November 1, 2014, as a result of additional third-party subscriptions into the fund, the Company no longer owned the majority of the outstanding voting interest in MLO, however it was determined that the Company has significant influence over the financial decisions of MLO and therefore records its investment in MLO using the equity method of accounting. As of March 31, 2016, the Company's ownership in MLO was approximately 22%.
Cohen & Steers Real Assets Fund, Inc. (RAP), launched by the Company in January 2012, is an open-end fund for which the Company is the investment adviser. RAP is a VOE. During the period August 1, 2013 through September 30, 2014, the Company did not hold a controlling financial interest in RAP, however it was determined that the Company had significant influence over RAP. Accordingly, the Company recorded its investment in RAP using the equity method of accounting. Effective September 30, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer has significant influence over RAP. Accordingly, the Company began recording its investment in RAP as an available-for-sale investment.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the fair value of trading investments and equity method investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$5,700	$—	$5,624
CDF	5,410	—	5,606	—
GLI SICAV	5,180	—	4,719	—
GRP-CIP	2,188	—	2,131	—
GRP-TE	—	92	—	92
LPX	—	14,745	24,713	—
MLO	—	11,377	—	11,258
Total	$12,778	$31,914	$37,169	$16,974

Gain (loss) from trading investments—net for the three months ended March 31, 2016 and 2015, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
CDF	$100	$(463)
GLI SICAV	392	—
GRP-CIP	70	12
LPX	(769)	—
Total loss from trading investments—net	$(207)	$(451)

Equity in earnings (losses) of affiliates for the three months ended March 31, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
ACOM	$76	$(438)
GRP-TE	(14)	2
MLO	119	(645)
LPX	246	—
Total equity in earnings (losses) of affiliates	$427	$(1,081)

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,175	$56	$(3)	$1,228
Common stocks	3,911	416	(242)	4,085
Company-sponsored funds	12,184	651	(4)	12,831
Total available-for-sale investments	$17,270	$1,123	$(249)	$18,144
_________________________
(1)    At March 31, 2016, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,115	$66	$(3)	$1,178
Common stocks	3,828	288	(282)	3,834
Company-sponsored funds	12,184	1	(6)	12,179
Total available-for-sale investments	$17,127	$355	$(291)	$17,191
_________________________
(1)    At December 31, 2015, there were no securities with unrealized losses continuously for a period of more than 12 months.
Available-for-sale investments with a fair value of approximately $1,543,000 and $1,779,000 at March 31, 2016 and December 31, 2015, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of March 31, 2016 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the funds. As of March 31, 2016, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the three months ended March 31, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$1,955	$1,390
Gross realized gains	150	169
Gross realized losses	(180)	(69)

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
The following table presents fair value measurements as of March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$51,200	$—	$—	$—	$51,200
Trading investments
Common stocks	$5,180	$—	$—	$—	$5,180
Fixed income securities	—	5,410	—	—	5,410
Limited partnership interests	—	—	1,338	850	2,188
Total trading investments	$5,180	$5,410	$1,338	$850	$12,778
Equity method investments	$26,122	$—	$—	$5,792	$31,914
Available-for-sale investments
Preferred securities	$1,215	$13	$—	$—	$1,228
Common stocks	4,085	—	—	—	4,085
Company-sponsored funds	12,831	—	—	—	12,831
Total available-for-sale investments	$18,131	$13	$—	$—	$18,144
Derivatives - assets
Commodity contracts	$321	$—	$—	$—	$321
Total derivatives - assets	$321	$—	$—	$—	$321
Derivatives - liabilities
Foreign exchange contracts	$—	$1,465	$—	$—	$1,465
Commodity contracts	168	—	—	—	168
Total derivatives - liabilities	$168	$1,465	$—	$—	$1,633
_________________________
(1)    Comprised of investments in actively traded money market funds measured at NAV.
(2)    Comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated statement of financial position.
Trading investments classified as level 2 in the above table were comprised of United States Treasury Bills carried at amortized cost, which approximates fair value.
Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading investments classified as investments measured at NAV in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of March 31, 2016, the Company did not have the ability to redeem these interests.
Equity method investments classified as investments measured at NAV in the above table were comprised of the Company's partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds' NAVs. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV per share with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of March 31, 2016, the Company did not have the ability to redeem its investment in GRP-TE.
The following table presents fair value measurements as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$60,412	$—	$—	$—	$60,412
Trading investments
Preferred securities	$3,863	$—	$—	$—	$3,863
Common stocks	4,719	—	—	—	4,719
Fixed income securities	—	26,456	—	—	26,456
Limited partnership interests	—	—	1,312	819	2,131
Total trading investment	$8,582	$26,456	$1,312	$819	$37,169
Equity method investments	$11,258	$—	$—	$5,716	$16,974
Available-for-sale investments
Preferred securities	$1,178	$—	$—	$—	$1,178
Common stocks	3,834	—	—	—	3,834
Company-sponsored funds	12,179	—	—	—	12,179
Total available-for-sale investments	$17,191	$—	$—	$—	$17,191
Derivatives - assets
Foreign exchange contracts	$—	$10	$—	$—	$10
Commodity contracts	290	—	—	—	290
Total derivatives - assets	$290	$10	$—	$—	$300
Derivatives - liabilities
Foreign exchange contracts	$—	$219	$—	$—	$219
Commodity contracts	425	—	—	—	425
Total derivatives - liabilities	$425	$219	$—	$—	$644
_________________________
(1)    Comprised of investments in actively traded money market funds measured at NAV.
(2)    Comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated statement of financial position.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model. As of December 31, 2015, the Company did not have the ability to redeem these interests.
Trading investments classified as investments measured at NAV in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds.
Equity method investments classified as investments measured at NAV in the above table were comprised of the Company's partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds' NAVs. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV per share with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2015, the Company did not have the ability to redeem its investment in GRP-TE.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
	Trading Investments
	Limited Partnership Interests
Balance at beginning of period	$1,312	$1,465
Purchases / contributions	—	—
Sales / distributions	—	—
Realized gains (losses)	—	(62)
Unrealized gains (losses) (1)	26	—
Transfers into (out of) level 3	—	—
Balance at end of period	$1,338	$1,403

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at March 31, 2016 and March 31, 2015.
Realized and unrealized gains (losses) from investments classified as trading investments in the above table were recorded as gain (loss) from trading investments in the Company's condensed consolidated statements of operations.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of March 31, 2016 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,338	Discounted cash flows	Discount rates Exit capitalization rates Market rental rates	10% - 12.5% 8% - 8.5% $15.00 - 17.25 psf
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

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of March 31, 2016 (in thousands):

	March 31, 2016
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$—	$—	$19,444	$1,465
Total commodity contracts	4,636	321	4,490	168
Total derivatives	$4,636	$321	$23,934	$1,633

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of December 31, 2015 (in thousands):

	December 31, 2015
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$2,361	$10	$14,955	$219
Total commodity contracts	3,962	290	7,337	425
Total derivatives	$6,323	$300	$22,292	$644
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $0 and $192,000 as of March 31, 2016 and December 31, 2015, respectively, was held as collateral for futures contracts. Securities included in trading investments in the condensed consolidated statement of financial condition of approximately $423,000 and $566,000 as of March 31, 2016 and December 31, 2015, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three months ended March 31, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign exchange contracts	$(1,256)	$71
Commodity contracts	100	(465)
Total derivatives	$(1,156)	$(394)

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
Anti-dilutive common stock equivalents of approximately 56,000 shares were excluded from the computation for the three months ended March 31, 2016. No anti-dilutive common stock equivalents were excluded from the computation for the three months ended March 31, 2015.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income	$17,867	$20,771
Less: Net loss attributable to redeemable noncontrolling interest	216	45
Net income attributable to common stockholders	$18,083	$20,816
Basic weighted average shares outstanding	45,808	45,241
Dilutive potential shares from restricted stock units	387	739
Diluted weighted average shares outstanding	46,195	45,980
Basic earnings per share attributable to common stockholders	$0.39	$0.46
Diluted earnings per share attributable to common stockholders	$0.39	$0.45

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. For the three months ended March 31, 2016 and March 31, 2015, the effective tax rate was approximately 38.0% and 37%, respectively. The Company expects the tax rate for the full year 2016 to approximate 38%, excluding discrete items.
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

9. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of March 31, 2016, CSS had net capital of approximately $2,093,000, which exceeded its requirements by approximately $1,897,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of March 31, 2016, CSAL and CSUK had aggregate regulatory capital of approximately $71,516,000, which exceeded aggregate regulatory capital requirements by approximately $69,275,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Investment advisory and administration fees	$51,911	$56,109
Distribution and service fees	4,233	3,906
	$56,144	$60,015
The Company has agreements with certain affiliated open-end and closed-end funds to reimburse certain fund expenses. For the three months ended March 31, 2016 and 2015, expenses of approximately $2,034,000 and $2,394,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at March 31, 2016 and December 31, 2015 are receivables due from Company-sponsored funds of approximately $19,030,000 and $19,209,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of March 31, 2016, the Company has funded approximately $3.3 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of March 31, 2016.

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
On May 5, 2016, CNS declared a quarterly dividend on its common stock in the amount of $0.26 per share. The dividend will be payable on June 23, 2016 to stockholders of record at the close of business on June 2, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 and March 31, 2015. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our products and services are marketed through multiple distribution channels around the world. We distribute our U.S. registered funds principally through financial intermediaries, including broker/dealers, registered investment advisers, banks and fund supermarkets. Our funds domiciled in Europe are marketed to individual and institutional investors through financial intermediaries, as well as privately to institutional investors. Our institutional clients include corporate and public defined benefit and defined contribution pension plans, endowment funds and foundations, insurance companies and other financial institutions that access our investment management services directly or through consultants.
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
Quarterly Highlights
Revenue decreased 2% from the fourth quarter of 2015 to $79.7 million for the first quarter of 2016. The decrease in revenue was primarily attributable to lower average assets under management in closed-end funds and one less day in the quarter. Operating income decreased 7% from the fourth quarter of 2015 to $28.3 million for the first quarter of 2016. Operating margin decreased to 35.5% for the first quarter of 2016 compared with 37.2% for the fourth quarter of 2015. Our effective tax was 38.0% for the first quarter of 2016.
Assets under management increased by $2.5 billion, or 5%, in the first quarter of 2016 from $52.6 billion as of December 31, 2015 to $55.1 billion as of March 31, 2016, primarily driven by net inflows combined with market appreciation. Average assets under management decreased by 1% during the first quarter of 2016 from $52.0 billion during the fourth quarter of 2015 to $51.6 billion. Our overall annualized organic growth rate was 11% for the first quarter of 2016. Organic growth/decay rates represent the ratio of annualized net flows for the quarter to the beginning assets under management.
First Quarter 2016 Business Developments
First quarter 2016 business developments included the following:

•
Cohen & Steers Preferred Securities and Income Fund and Cohen & Steers Real Estate Securities Fund received Lipper performance awards for consistent returns for the three- and five-year periods ended December 31, 2015. Lipper Leader Ratings for Consistent Return reflect funds' historic returns, adjusted for volatility, relative to peers. Ratings for Consistent Return are computed for all Lipper classifications with five or more distinct portfolios and span both equity and fixed-income funds.

•	The Company hired a Head of Wealth Management Defined Contribution to lead the Company's increased focus on the defined contribution investment only (DCIO) marketplace.

•
The Company received awards for investment performance, including Global REITs (3 Years), Global Infrastructure (10 Years) and U.S. REITs (20 Years), at the Asia Asset Management "2015 Best of the Best Performance Awards", which has been recognizing top performing asset managers in Asia for 13 years. These awards recognize the Company's leadership and performance in REIT and infrastructure investments.

•	The Company began sub-advising a preferred securities fund sponsored by a new Japanese partner, representing the execution of our strategy to expand our business in Japan.

•	A new European institutional advisory client funded a significant Asia Pacific real estate mandate, recognizing the success of our Asia Pacific real estate investment strategy.

Assets Under Management
The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015
Institutional Accounts
Assets under management, beginning of period	$26,105	$26,201
Inflows	1,772	925
Outflows	(582)	(1,004)
Net inflows (outflows)	1,190	(79)
Market appreciation	1,215	1,121
Distributions	(653)	(539)
Total increase	1,752	503
Assets under management, end of period	$27,857	$26,704
Average assets under management for period	$25,775	$27,080

Open-end Funds
Assets under management, beginning of period	$17,460	$17,131
Inflows	2,022	1,726
Outflows	(1,698)	(1,475)
Net inflows	324	251
Market appreciation	495	796
Distributions	(133)	(116)
Total increase	686	931
Assets under management, end of period	$18,146	$18,062
Average assets under management for period	$17,099	$17,963

Closed-end Funds
Assets under management, beginning of period	$9,029	$9,805
Inflows	—	—
Outflows	(86)	—
Net outflows	(86)	—
Market appreciation	235	222
Distributions	(122)	(127)
Total increase	27	95
Assets under management, end of period	$9,056	$9,900
Average assets under management for period	$8,743	$9,978

Total
Assets under management, beginning of period	$52,594	$53,137
Inflows	3,794	2,651
Outflows	(2,366)	(2,479)
Net inflows	1,428	172
Market appreciation	1,945	2,139
Distributions	(908)	(782)
Total increase	2,465	1,529
Assets under management, end of period	$55,059	$54,666
Average assets under management for period	$51,617	$55,021
_________________________
Current period amounts have been revised to reflect distributions separately and dividend reinvestments as inflows. Prior period amounts have been reclassified to conform with the current period presentation.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management in institutional accounts by account type for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015
Subadvisory
Assets under management, beginning of period	$18,540	$18,857
Inflows	1,073	727
Outflows	(260)	(617)
Net inflows	813	110
Market appreciation	882	814
Distributions	(653)	(539)
Total increase	1,042	385
Assets under management, end of period	$19,582	$19,242
Average assets under management for period	$18,057	$19,526

Advisory
Assets under management, beginning of period	$7,565	$7,344
Inflows	$699	$198
Outflows	(322)	(387)
Net inflows (outflows)	377	(189)
Market appreciation	333	307
Total increase	710	118
Assets under management, end of period	$8,275	$7,462
Average assets under management for period	$7,718	$7,554

Total Institutional Accounts
Assets under management, beginning of period	$26,105	$26,201
Inflows	1,772	925
Outflows	(582)	(1,004)
Net inflows (outflows)	1,190	(79)
Market appreciation	1,215	1,121
Distributions	(653)	(539)
Total increase	1,752	503
Assets under management, end of period	$27,857	$26,704
Average assets under management for period	$25,775	$27,080
_________________________
Current period amounts have been revised to reflect distributions separately and dividend reinvestments as inflows. Prior period amounts have been reclassified to conform with the current period presentation.

The following table sets forth information regarding the net flows and appreciation/(depreciation) of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015
U.S. Real Estate
Assets under management, beginning of period	$27,814	$28,357
Inflows	1,739	1,168
Outflows	(1,004)	(1,078)
Net inflows	735	90
Market appreciation	1,227	1,430
Distributions	(707)	(588)
Total increase	1,255	932
Assets under management, end of period	$29,069	$29,289
Average assets under management for period	$26,990	$29,627

Global/International Real Estate
Assets under management, beginning of period	$9,476	$10,184
Inflows	777	275
Outflows	(468)	(702)
Net inflows (outflows)	309	(427)
Market appreciation	409	488
Distributions	(42)	(56)
Total increase	676	5
Assets under management, end of period	$10,152	$10,189
Average assets under management for period	$9,444	$10,429

Preferred Securities
Assets under management, beginning of period	$7,705	$6,342
Inflows	1,135	709
Outflows	(661)	(467)
Net inflows	474	242
Market appreciation	25	228
Distributions	(105)	(80)
Total increase	394	390
Assets under management, end of period	$8,099	$6,732
Average assets under management for period	$7,799	$6,597
_________________________
Current period amounts have been revised to reflect distributions separately and dividend reinvestments as inflows. Prior period amounts have been reclassified to conform with the current period presentation.

Assets Under Management By Investment Strategy - continued	Three Months Ended March 31,
	2016	2015
Global Listed Infrastructure
Assets under management, beginning of period	$5,147	$5,697
Inflows	91	209
Outflows	(178)	(157)
Net (outflows) inflows	(87)	52
Market appreciation (depreciation)	253	(4)
Distributions	(41)	(44)
Total increase	125	4
Assets under management, end of period	$5,272	$5,701
Average assets under management for period	$5,002	$5,685

Other
Assets under management, beginning of period	$2,452	$2,557
Inflows	52	290
Outflows	(55)	(75)
Net (outflows) inflows	(3)	215
Market appreciation (depreciation)	31	(3)
Distributions	(13)	(14)
Total increase	15	198
Assets under management, end of period	$2,467	$2,755
Average assets under management for period	$2,382	$2,683

Total
Assets under management, beginning of period	$52,594	$53,137
Inflows	3,794	2,651
Outflows	(2,366)	(2,479)
Net inflows	1,428	172
Market appreciation	1,945	2,139
Distributions	(908)	(782)
Total increase	2,465	1,529
Assets under management, end of period	$55,059	$54,666
Average assets under management for period	$51,617	$55,021
_________________________
Current period amounts have been revised to reflect distributions separately and dividend reinvestments as inflows. Prior period amounts have been reclassified to conform with the current period presentation.
Overview
Assets under management were $55.1 billion at March 31, 2016, an increase of 1% from $54.7 billion at March 31, 2015. The increase was due to net inflows of $3.9 billion and market appreciation of $1.0 billion, primarily offset by distributions of $4.5 billion for the twelve months ended March 31, 2016. Net inflows included $2.3 billion into U.S. real estate and $1.6 billion into preferred securities. Market appreciation for the twelve months ended March 31, 2016 included $1.2 billion from U.S. real estate and $310 million from global/international real estate, partially offset by market depreciation of $413 million from global listed infrastructure. Distributions for the twelve months ended March 31, 2016 included $3.7 billion from U.S. real estate, $379 million from preferred securities and $200 million from global/international real estate.
Average assets under management were $51.6 billion for the three months ended March 31, 2016, a decrease of 6% from $55.0 billion for the three months ended March 31, 2015.

Institutional accounts
Assets under management in institutional accounts were $27.9 billion at March 31, 2016, an increase of 4% from $26.7 billion at March 31, 2015. The increase in assets under management for the twelve months ended March 31, 2016 was due to net inflows of $2.5 billion and market appreciation of $1.0 billion, partially offset by distributions from subadvisory accounts of $2.3 billion. Net inflows included $1.8 billion into U.S. real estate, $311 million into global listed infrastructure and $253 million into global/international real estate. Market appreciation included $769 million from U.S. real estate and $315 million from global/international real estate. Distributions included $2.2 billion from U.S. real estate and $163 million from global/international real estate.
Average assets under management for institutional accounts were $25.8 billion for the three months ended March 31, 2016, a decrease of 5% from $27.1 billion for the three months ended March 31, 2015.
Assets under management in institutional subadvisory accounts were $19.6 billion at March 31, 2016, an increase of 2% from $19.2 billion at March 31, 2015. The increase in assets under management for the twelve months ended March 31, 2016 was due to net inflows of $2.0 billion and market appreciation of $702 million, partially offset by distributions of $2.3 billion. Net inflows included $1.9 billion into U.S. real estate and $214 million into global listed infrastructure, partially offset by net outflows of $204 million from global/international real estate. Market appreciation included $636 million from U.S. real estate and $183 million from global/international real estate, partially offset by market depreciation of $100 million from commodities (included in Other in the table above). Distributions included $2.2 billion from U.S. real estate and $163 million from global/international real estate.
Average assets under management for institutional subadvisory accounts were $18.1 billion for the three months ended March 31, 2016, a decrease of 8% from $19.5 billion for the three months ended March 31, 2015.
Assets under management in institutional advisory accounts were $8.3 billion at March 31, 2016, an increase of 11% from $7.5 billion at March 31, 2015. The increase in assets under management for the twelve months ended March 31, 2016 was due to net inflows of $558 million and market appreciation of $255 million. Net inflows included $456 million into global/international real estate and $97 million into global listed infrastructure. Market appreciation included $133 million from U.S. real estate and $132 million from global/international real estate.
Average assets under management for institutional advisory accounts were $7.7 billion for the three months ended March 31, 2016, an increase of 2% from $7.6 billion for the three months ended March 31, 2015.
Open-end funds
Assets under management in open-end funds were $18.1 billion at both March 31, 2016 and March 31, 2015 as net inflows of $1.5 billion and market appreciation of $259 million were offset by distributions of $1.7 billion. Net inflows included $1.5 billion into preferred securities and $495 million into U.S. real estate, partially offset by net outflows of $399 million from global/international real estate. Market appreciation included $245 million from U.S. real estate. Distributions included $1.4 billion from U.S. real estate, $247 million from preferred securities and $37 million from global/international real estate.
Average assets under management for open-end funds were $17.1 billion for the three months ended March 31, 2016, a decrease of 5% from $18.0 billion for the three months ended March 31, 2015.
Closed-end funds
Assets under management in closed-end funds were $9.1 billion at March 31, 2016, a decrease of 9% from $9.9 billion at March 31, 2015. The decrease in assets under management for the twelve months ended March 31, 2016 was due to distributions of $512 million, market depreciation of $193 million and outflows of $139 million primarily related to a decrease in certain funds' outstanding leverage.
Average assets under management for closed-end funds were $8.7 billion for the three months ended March 31, 2016, a decrease of 12% from $10.0 billion for the three months ended March 31, 2015.

Results of Operations
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Three Months Ended March 31,
(in thousands)	2016	2015
Results of operations
Total revenue	$79,681	$83,815
Total expenses	(51,374)	(49,266)
Total non-operating income (loss) (1)	643	(1,552)
Income before provision for income taxes (1)	$28,950	$32,997

(1) Includes net loss of $216 and $45 attributable to redeemable noncontrolling interest for the three months ended March 31, 2016 and 2015, respectively.

Revenue
Total revenue decreased 5% to $79.7 million for the three months ended March 31, 2016 from $83.8 million for the three months ended March 31, 2015. This decrease was primarily attributable to lower investment advisory and administration fees of $4.7 million, resulting from lower average assets under management in all three investment vehicles.
For the three months ended March 31, 2016:

•	Total investment advisory and administration revenue from institutional accounts decreased 2% to $21.3 million from $21.8 million for the three months ended March 31, 2015.

•	Total investment advisory and administration revenue from open-end funds decreased 5% to $33.5 million from $35.1 million for the three months ended March 31, 2015.

•	Total investment advisory and administration revenue from closed-end funds decreased 13% to $18.3 million from $20.9 million for the three months ended.
Expenses
Total operating expenses increased 4% to $51.4 million for the three months ended March 31, 2016 from $49.3 million for the three months ended March 31, 2015, due to increases in employee compensation and benefits of $2.1 million, depreciation and amortization expenses of $328,000 and general and administrative expenses of $272,000, partially offset by a decrease of $549,000 in distribution and service fees.
Employee compensation and benefits increased 8% to $28.0 million for the three months ended March 31, 2016 from $26.0 million for the three months ended March 31, 2015. The increase was primarily due to increased amortization expense of approximately $1.1 million, which included the accelerated vesting of certain restricted restricted stock units, higher production compensation of approximately $451,000 and an increase in salaries and benefits of approximately $366,000 primarily related to new hires.
General and administrative expenses increased 2% to $12.7 million for the three months ended March 31, 2016 from $12.5 million for the three months ended March 31, 2015. The increase was primarily due to higher recruiting fees of approximately $189,000 and higher rent and occupancy costs of approximately $160,000 attributable to the expansion of office space at our corporate headquarters, partially offset by lower travel and entertainment expenses of approximately $185,000.
Distribution and service fee expenses decreased 6% to $8.7 million for the three months ended March 31, 2016 from $9.3 million for the three months ended March 31, 2015. The decrease was primarily due to lower average assets under management in open-end, no-load funds.

Operating Margin
Operating margin for the three months ended March 31, 2016 was 35.5% compared with 41.2% for the three months ended March 31, 2015.
Non-operating Income
Non-operating income for the three months ended March 31, 2016 was $643,000 compared with non-operating loss of $1.6 million for the three months ended March 31, 2015. The change was primarily due to net unrealized gains from our seed investments. The non-operating income for the three months ended March 31, 2016 included net loss attributable to redeemable noncontrolling interest of $216,000. The non-operating loss for the three months ended March 31, 2015 included net loss attribute to redeemable noncontrolling interest of $45,000.
Income Taxes
Income tax expense was $11.1 million for the three months ended March 31, 2016 compared with $12.2 million for the three months ended March 31, 2015. The provision for income taxes for the three months ended March 31, 2016 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38.0%. The effective tax rate for the three months ended March 31, 2015 was approximately 37.0%. We expect our tax rate for the full year 2016 to approximate 38%, excluding discrete items.
Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable (together, liquid assets). Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable, excluding investments classified as level 3 in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement, were 82% and 73% of total assets as of March 31, 2016 and December 31, 2015, respectively.
Cash and cash equivalents decreased by $19.6 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2016. Net cash used in operating activities was $2.5 million for the three months ended March 31, 2016. Net cash used in investing activities was $1.6 million, which included purchases of available-for-sale investments in the amount of $2.1 million and purchases of property and equipment in the amount of $1.4 million, partially offset by proceeds from sales of available-for-sale investments in the amount of $1.9 million. Net cash of $15.5 million was used in financing activities, primarily for dividends paid to stockholders of $12.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $7.4 million, partially offset by contributions from redeemable noncontrolling interest of $3.7 million and issuance of common stock of $206,000.
Cash and cash equivalents decreased by $24.7 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2015. Net cash provided by operating activities was $342,000 for the three months ended March 31, 2015. Net cash used in investing activities was $39,000, which included purchases of available-for-sale investments in the amount of $1.4 million, mostly offset by proceeds from sales of available-for-sale investments in the amount of $1.4 million. Net cash used in financing activities was $25.0 million, primarily for repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $18.7 million and dividends paid to stockholders of $11.4 million, partially offset by excess tax benefits associated with the vesting and delivery of restricted stock units of $4.7 million.
It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (SEC). At March 31, 2016, we exceeded our minimum regulatory capital requirements by approximately $1.9 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At

March 31, 2016, CSAL and CSUK exceeded their aggregate minimum regulatory requirements by approximately $69.3 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $83.4 million held by our foreign subsidiaries as of March 31, 2016. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of March 31, 2016, we funded approximately $3.3 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of March 31, 2016.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable operating leases for office space and certain computer and office equipment. There were no material capital lease obligations as of March 31, 2016. The following summarizes our contractual obligations as of March 31, 2016 (in thousands):

	2016	2017	2018	2019	2020	2021 and after	Total
Operating leases	$9,559	$11,639	$10,334	$10,733	$10,592	$32,385	$85,242
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
Effective January 1, 2016, the Company adopted the revised consolidation guidance issued by the FASB in February 2015. This revised guidance includes guidance for evaluating (a) limited partnership and similar entities, (b) the effect of decision maker fees or service provider fees on the consolidation analysis, (c) the effect of related party interests on the consolidation analysis, and (d) consolidation of certain investment funds. Under the revised guidance, the primary beneficiary of a VIE is the entity that has (a) the power to direct activities of the VIE that most significantly affect the performance of the VIE and (b) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE that could potentially be significant to the VIE.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2016 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2016, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2016	258,141	$28.57	—	—
February 1 through February 29, 2016	—	$—	—	—
March 1 through March 31, 2016	—	$—	—	—
Total	258,141	$28.57	—	—
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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	May 6, 2016	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 6, 2016	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer