Form 10-Q
period 2016-06-30
COHEN & STEERS INC
filed 2016-08-05
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 2, 2016 was 45,875,474.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2016 and December 31, 2015	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2016 and 2015	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2016 and 2015	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Six Months Ended June 30, 2016 and 2015	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016 and 2015	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

Part II.	Other Information *

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

Signatures		42
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$140,684	$142,728
Trading investments ($405 and $566) (1) ($7,357 and $6,850) (2)	12,823	37,169
Equity method investments	21,402	16,974
Available-for-sale investments	30,931	17,191
Accounts receivable	47,681	44,559
Due from broker ($507 and $383) (2)	1,923	6,104
Property and equipment—net	12,989	9,783
Goodwill and intangible assets—net	19,683	19,498
Deferred income tax asset—net	2,176	5,551
Other assets ($56 and $53) (2)	6,778	5,765
Total assets	$297,070	$305,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$15,266	$30,503
Distribution and service fees payable	6,065	6,192
Income tax payable	5,800	6,780
Due to broker ($27 and $12) (2)	27	4,369
Deferred rent	6,353	6,368
Other liabilities and accrued expenses ($95 and $55) (2)	7,465	8,000
Total liabilities	40,976	62,212
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	891	11,334
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,394,079 and 49,690,562 shares issued at June 30, 2016 and December 31, 2015, respectively	504	497
Additional paid-in capital	531,700	519,855
Accumulated deficit	(129,672)	(148,096)
Accumulated other comprehensive loss, net of tax	(2,755)	(3,843)
Less: Treasury stock, at cost, 4,522,272 and 4,250,476 shares at June 30, 2016 and December 31, 2015, respectively	(144,574)	(136,637)
Total stockholders’ equity	255,203	231,776
Total liabilities and stockholders’ equity	$297,070	$305,322
_________________________
(1) Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. as of June 30, 2016 and December 31, 2015, respectively.
(2) Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2016 and December 31, 2015 attributable to Cohen & Steers SICAV Global Listed Infrastructure Fund and Cohen & Steers Co-Investment Partnership, L.P., which were variable interest entities as of June 30, 2016 and December 31, 2015, respectively.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Investment advisory and administration fees	$79,090	$77,221	$152,178	$154,973
Distribution and service fees	4,671	4,014	8,904	7,920
Portfolio consulting and other	2,612	2,267	4,972	4,424
Total revenue	86,373	83,502	166,054	167,317
Expenses:
Employee compensation and benefits	28,287	28,395	56,327	54,378
Distribution and service fees	9,773	9,525	18,475	18,776
General and administrative	12,489	12,825	25,224	25,288
Depreciation and amortization	1,693	1,586	3,590	3,155
Total expenses	52,242	52,331	103,616	101,597
Operating income	34,131	31,171	62,438	65,720
Non-operating income:
Interest and dividend income—net	558	450	1,100	749
Gain (loss) from trading investments—net	1,017	205	810	(246)
Equity in earnings (losses) of affiliates	2,640	(666)	3,067	(1,747)
Gain from available-for-sale investments—net	158	320	128	420
Other gains (losses)	93	(263)	4	(682)
Total non-operating income (loss)	4,466	46	5,109	(1,506)
Income before provision for income taxes	38,597	31,217	67,547	64,214
Provision for income taxes	13,676	12,194	24,759	24,420
Net income	24,921	19,023	42,788	39,794
Less: Net (income) loss attributable to redeemable noncontrolling interest	(113)	(11)	103	34
Net income attributable to common stockholders	$24,808	$19,012	$42,891	$39,828

Earnings per share attributable to common stockholders:
Basic	$0.54	$0.42	$0.93	$0.88
Diluted	$0.53	$0.42	$0.93	$0.87
Dividends declared per share	$0.26	$0.25	$0.52	$0.50
Weighted average shares outstanding:
Basic	45,984	45,462	45,896	45,352
Diluted	46,378	45,805	46,287	45,893
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$24,921	$19,023	$42,788	$39,794
Less: Net (income) loss attributable to redeemable noncontrolling interest	(113)	(11)	103	34
Net income attributable to common stockholders	24,808	19,012	42,891	39,828
Foreign currency translation (loss) gain (net of tax of $0)	(1,317)	1,534	(945)	(544)
Net unrealized gain (loss) from available-for-sale investments (net of tax of $0)	1,374	(497)	2,161	(512)
Reclassification to statements of operations of gain from available-for-sale investments (net of tax of $0)	(158)	(320)	(128)	(420)
Other comprehensive (loss) income	(101)	717	1,088	(1,476)
Total comprehensive income attributable to common stockholders	$24,707	$19,729	$43,979	$38,352
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Six Months Ended June 30, 2016 and 2015
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2015	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
Dividends	—	—	(23,173)	—	—	(23,173)	—	—
Issuance of common stock	11	391	—	—	—	402	—	1,076
Repurchase of common stock	—	—	—	—	(19,180)	(19,180)	—	(448)
Tax benefits associated with restricted stock units—net	—	4,966	—	—	—	4,966	—	—
Issuance of restricted stock units	—	684	—	—	—	684	—	—
Amortization of restricted stock units—net	—	11,873	—	—	—	11,873	—	—
Net income (loss)	—	—	39,828	—	—	39,828	(34)	—
Other comprehensive loss, net of tax	—	—	—	(1,476)	—	(1,476)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	279	—
Ending balance, June 30, 2015	$497	$507,180	$(126,131)	$(3,058)	$(136,583)	$241,905	$852	45,421

Beginning balance, January 1, 2016	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
Dividends	—	—	(24,467)	—	—	(24,467)	—	—
Issuance of common stock	7	446	—	—	—	453	—	704
Repurchase of common stock	—	—	—	—	(7,937)	(7,937)	—	(272)
Tax deficiency associated with restricted stock units—net	—	(1,301)	—	—	—	(1,301)	—	—
Issuance of restricted stock units	—	780	—	—	—	780	—	—
Amortization of restricted stock units—net	—	11,949	—	—	—	11,949	—	—
Forfeitures of restricted stock units	—	(29)	—	—	—	(29)	—	—
Net income (loss)	—	—	42,891	—	—	42,891	(103)	—
Other comprehensive income, net of tax	—	—	—	1,088	—	1,088	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	3,877	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(181)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(14,036)	—
Ending balance, June 30, 2016	$504	$531,700	$(129,672)	$(2,755)	$(144,574)	$255,203	$891	45,872
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$42,788	$39,794
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	11,992	11,927
Depreciation and amortization	3,590	3,155
Deferred rent	(15)	157
(Gain) loss from trading investments—net	(810)	246
Equity in (earnings) losses of affiliates	(3,067)	1,747
Gain from available-for-sale investments—net	(128)	(420)
Deferred income taxes	2,561	8,461
Foreign currency gain	(1,238)	(413)
Changes in operating assets and liabilities:
Accounts receivable	(1,884)	(650)
Due from broker	(1,605)	21
Deferred commissions	(2,120)	(1,328)
Trading investments	(3,498)	400
Income tax receivable	—	(10,783)
Other assets	(642)	(907)
Accrued compensation	(15,212)	(13,014)
Distribution and service fees payable	(127)	(670)
Due to broker	1,798	—
Income tax payable	(1,460)	(164)
Other liabilities and accrued expenses	(235)	(1,378)
Net cash provided by operating activities	30,688	36,181
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	208	4
Purchases of available-for-sale investments	(4,017)	(2,932)
Proceeds from sales of available-for-sale investments	5,378	4,616
Purchases of property and equipment	(5,233)	(813)
Net cash (used in) provided by investing activities	(3,664)	875
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	—	4,738
Issuance of common stock	385	341
Repurchase of common stock	(7,937)	(19,180)
Dividends to stockholders	(23,920)	(22,714)
Distributions to redeemable noncontrolling interest	(181)	—
Contributions from redeemable noncontrolling interest	3,877	279
Net cash used in financing activities	(27,776)	(36,536)
Net (decrease) increase in cash and cash equivalents	(752)	520
Effect of foreign exchange rate changes on cash and cash equivalents	(1,292)	349
Cash and cash equivalents, beginning of the period	142,728	124,938
Cash and cash equivalents, end of the period	$140,684	$125,807
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the six months ended June 30, 2016 and 2015, the Company paid taxes, net of tax refunds, of approximately $23,612,000 and $22,197,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of $234,000 and $225,000 for the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $546,000 and $459,000, respectively.
As further described in Note 4, during the six months ended June 30, 2016, the Company's proportionate ownership interest in Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX) decreased and the Company deconsolidated the assets and liabilities of LPX resulting in a non-cash reduction of $14,036,000 from redeemable noncontrolling interest and a non-cash increase of $14,550,000 to equity method investments.
As further described in Note 4, during the six months ended June 30, 2016, the Company's proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company recorded a non-cash reclassification of $12,995,000, from equity method investments into available-for-sale investments.

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
New Accounting Pronouncements Adopted—In February 2015, the Financial Accounting Standards Board (FASB) revised the guidance applicable to consolidation of legal entities. The revised rules include guidance for evaluating (a) limited partnerships and similar entities, (b) the impact of decision maker or service provider fees on the consolidation analysis, (c) the impact of interests held by related parties on the consolidation analysis and (d) consolidation of certain investment funds. The Company adopted this guidance effective January 1, 2016, using a full retrospective method. In connection with the adoption of this guidance, the Company reevaluated all of its sponsored funds under the new guidance. The Company concluded that certain entities that were not previously considered Variable Interest Entities (VIEs) would be considered VIEs under the revised guidance. See Note 4 for further discussion of the Company's seed investments.
In May 2015, the FASB issued new guidance related to the disclosure of certain investments that calculate net asset value per share (NAV) as a practical expedient. This guidance removes the requirement to categorize such investments within the fair value hierarchy table. The Company adopted this guidance on January 1, 2016 on a retrospective basis to all periods presented. As a result of adoption, $7.4 million and $6.5 million of NAV investments at June 30, 2016 and December 31, 2015, respectively, are no longer classified within Level 2 and Level 3 within the fair value hierarchy. The fair value amounts presented in Note 5 are intended to permit reconciliation of the investments included in the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position.
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
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. On the condensed consolidated statements of cash flows, the captions "distribution and service fees payable" and "due to broker" have been reclassified from "other liabilities and accrued expenses."

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Consolidation of Company-sponsored Funds—The Company consolidates entities, including sponsored funds, that are deemed to be voting interest entities (VOE) when it has financial control over the entity which is generally when the Company owns a majority of the outstanding voting interest. Investments in Company-sponsored funds are evaluated at inception and subsequently if there is a reconsideration event to determine if the fund is a VIE or VOE and which consolidation model to apply. VIEs for which the Company is deemed to be the primary beneficiary are consolidated. Investments in Company-sponsored funds that are determined to be VOEs are consolidated when the Company’s ownership interest is greater than 50% of the outstanding voting interests of the fund or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights in the fund. The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.
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
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee’s net income or loss for the period which is recorded as equity in earnings (losses) of affiliates in the Company’s condensed consolidated statements of operations. As of June 30, 2016, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition. As of June 30, 2016, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(4,853,000) and $(3,908,000) as of June 30, 2016 and December 31, 2015, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Recently Issued Accounting Pronouncements—In May 2016, the FASB amended the new revenue recognition standard to clarify the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective concurrent with the effective date of the revenue standard in the Company's first quarter of 2018. The Company is currently evaluating the potential effect of this revised guidance on its condensed consolidated financial statements and related disclosures.
In April 2016, the FASB issued an amendment to the new revenue recognition standard to provide more detailed guidance including additional implementation guidance and examples related to a) identifying performance obligations and b) licenses of intellectual property. This new guidance will be effective concurrent with the effective date of the revenue standard in the Company’s first quarter of 2018. The Company is currently evaluating the potential effect of this revised guidance on its condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued new guidance amending the current accounting for an investment that becomes qualified for the equity method of accounting. The guidance requires that the cost of acquiring an additional interest in the entity, if any, that resulted in the investment qualifying for the equity method be added to the carrying value of the investment. The equity method will then be applied from that point forward without any retroactive application or adjustment. This new guidance will be effective for the Company’s first quarter of 2017. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued revised guidance which amends the principal versus agent implementation guidance and illustrations in the Board’s new revenue standard. This revised guidance clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. This revised guidance will be effective concurrent with the effective date of the revenue standard in the Company’s first quarter of 2018. The Company is currently evaluating the potential effect of this revised guidance on its condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued guidance introducing a new lease model which requires all operating leases to be recorded on the balance sheet as right of use assets and offsetting lease liability obligations. The guidance requires disclosures by lessees and lessors to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and related disclosures.
In January 2016, the FASB issued new guidance amending the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This new guidance will be effective for the Company’s first quarter of 2018. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and related disclosures.
In August 2014, the FASB issued new guidance regarding disclosure of going concern uncertainties in the financial statements. The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued at each annual and interim reporting period. This new guidance will be effective for the Company’s first quarter of 2017. The Company does not anticipate that the adoption of this new guidance will have a material effect on its condensed consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for the Company's first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and related disclosures, as well as the available transition methods.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2016 and December 31, 2015, goodwill was approximately $18,204,000 and $17,975,000, respectively. The Company’s goodwill increased by $229,000 for the six months ended June 30, 2016 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at June 30, 2016 and December 31, 2015 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2016:
Amortized intangible assets:
Client relationships	30	$1,543	$(1,314)	$229
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,314)	$1,479
December 31, 2015:
Amortized intangible assets:
Client relationships	36	$1,543	$(1,270)	$273
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,270)	$1,523

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended June 30, 2016 and 2015, respectively, and approximately $44,000 for both the six months ended June 30, 2016 and 2015, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2016	$45
2017	89
2018	95
Total	$229

4. Investments
The following is a summary of the Company's investments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Trading investments	$12,823	$37,169
Equity method investments	21,402	16,974
Available-for-sale investments	30,931	17,191
Gain (loss) from seed investments for the three and six months ended June 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) from trading investments—net (1)	$1,017	$205	$810	$(246)
Equity in earnings (losses) of affiliates (2)	2,640	(666)	3,067	(1,747)
Gain from available-for-sale investments—net	158	320	128	420
Total gain (loss) from seed investments—net	$3,815	$(141)	$4,005	$(1,573)

Number of new funds seeded	—	—	—	—
_________________________
(1)    Includes net income/(loss) attributable to redeemable noncontrolling interest for the periods presented.
(2)    Equity in earnings (losses) of affiliates for the three and six months ended June 30, 2015 has been retroactively adjusted to reflect the seed investment in MLO as if it had been an equity method investment in those periods. Accordingly, unrealized losses in the amount of $(1,751,000) for the three and six months ended June 30, 2015 have been reclassified from accumulated other comprehensive income to equity in earnings (losses) of affiliates.
The Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX), launched by the Company in December 2015, is an open-end fund for which the Company is the investment adviser. LPX is a VOE and the Company owned the majority of the outstanding voting interests in the fund through February 29, 2016. Accordingly, the underlying assets and liabilities and results of operations of LPX had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. As a result of additional third-party subscriptions into the fund, effective March 1, 2016, the Company no longer owned the majority of the outstanding voting interest in LPX, however it was determined that the Company has significant influence over the financial decisions of LPX and therefore records its investment in LPX using the equity method of accounting. As of June 30, 2016, the Company's ownership in LPX was approximately 31%.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in September 2015, and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of June 30, 2016, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns of GLI SICAV. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company's condensed consolidated financial statements.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated GLI SICAV as of June 30, 2016 and December 31, 2015. The assets may only be used to settle obligations of GLI SICAV and the liabilities are the sole obligation of GLI SICAV, for which creditors do not have recourse to the general credit of the Company (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Trading investments	$5,284	$4,719
Due from broker	270	176
Other assets	56	53
Total assets	$5,610	$4,948

Liabilities:
Due to broker	$27	$12
Other liabilities and accrued expenses	90	50
Total liabilities	$117	$62
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), launched by the Company in May 2014 and is an open-end fund for which the Company is the investment adviser. CDF is a VOE and the Company owned the majority of the outstanding voting interest in the fund as of June 30, 2016. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company owned all of the voting interest in ACOM through September 30, 2014. Accordingly, the underlying assets and liabilities and results of operations of ACOM had been included in the Company's condensed consolidated financial statements. As a result of third-party investments into the fund, effective October 1, 2014, the Company no longer held a controlling financial interest in ACOM. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's condensed consolidated financial statements. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of June 30, 2016, the Company's ownership in ACOM was approximately 11%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of June 30,

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

2016, the Company's ownership in GRP-TE was approximately 0.2%. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of June 30, 2016, GRP-CIP is a VIE and the Company is the primary beneficiary as it owns all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated GRP-CIP as of June 30, 2016 and December 31, 2015. The assets may only be used to settle obligations of GRP-CIP and the liabilities are the sole obligation of GRP-CIP, for which creditors do not have recourse to the general credit of the Company (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Trading investments	$2,073	$2,131
Due from broker	237	207
Other assets	—	—
Total assets	$2,310	$2,338

Liabilities:
Due to broker	$—	$—
Other liabilities and accrued expenses	5	5
Total liabilities	$5	$5
MLO, launched by the Company in December 2013, is an open-end fund for which the Company is the investment adviser. MLO is a VOE and the Company owned the majority of the outstanding voting interest in MLO through October 31, 2014. Accordingly, the underlying assets and liabilities and results of operations of MLO had been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. Effective November 1, 2014, as a result of additional third-party subscriptions into the fund, the Company no longer owned a majority of the outstanding voting interest in MLO. However, it was determined that the Company had significant influence over the financial decisions of MLO, and therefore recorded its investment in MLO using the equity method of accounting. Effective May 1, 2015, the Company's ownership interest in MLO fell below 20% and the Company no longer had significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
During the three months ended December 31, 2015, MLO changed classification from available-for-sale to equity method. As a result, all prior periods have been retroactively adjusted to reflect this investment as if it had been an equity method investment in prior periods. Accordingly, unrealized losses in the amount of $(1,751,000) for the three and six months ended June 30, 2015, have been reclassified from accumulated other comprehensive income to equity in earnings (losses) of affiliates. Effective June 1, 2016, the Company's ownership interest in MLO fell below 20% and the Company no longer has significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the fair value of trading investments and equity method investments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$6,491	$—	$5,624
CDF	5,466	—	5,606	—
GLI SICAV	5,284	—	4,719	—
GRP-CIP	2,073	—	2,131	—
GRP-TE	—	91	—	92
LPX	—	14,820	24,713	—
MLO	—	—	—	11,258
Total	$12,823	$21,402	$37,169	$16,974

Gain (loss) from trading investments—net for the three and six months ended June 30, 2016 and 2015, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CDF	$879	$163	$979	$(300)
GLI SICAV	183	—	575	—
GRP-CIP	(45)	42	25	54
LPX	—	—	(769)	—
Total (loss) gain from trading investments—net	$1,017	$205	$810	$(246)

Equity in earnings (losses) of affiliates for the three and six months ended June 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
ACOM	$791	$163	$867	$(275)
GRP-TE	3	1	(11)	3
MLO (1)	1,618	(830)	1,737	(1,475)
LPX	228	—	474	—
Total equity in (losses) earnings of affiliates	$2,640	$(666)	$3,067	$(1,747)
_________________________
(1)    Equity in earnings (losses) of affiliates for the three and six months ended June 30, 2015 has been retroactively adjusted to reflect the seed investment in MLO as if it had been an equity method investment in those periods.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$991	$67	$(1)	$1,057
Common stocks	2,678	282	(124)	2,836
Company-sponsored funds	25,179	1,862	(3)	27,038
Total available-for-sale investments	$28,848	$2,211	$(128)	$30,931
_________________________
(1)    At June 30, 2016, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,115	$66	$(3)	$1,178
Common stocks	3,828	288	(282)	3,834
Company-sponsored funds	12,184	1	(6)	12,179
Total available-for-sale investments	$17,127	$355	$(291)	$17,191
_________________________
(1)    At December 31, 2015, there were no securities with unrealized losses continuously for a period of more than 12 months.
Available-for-sale investments with a fair value of approximately $869,000 and $1,779,000 at June 30, 2016 and December 31, 2015, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of June 30, 2016 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the funds. As of June 30, 2016, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the three and six months ended June 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$3,464	$3,226	$5,419	$4,616
Gross realized gains	321	495	471	664
Gross realized losses	(163)	(175)	(343)	(244)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded as of the beginning of the reporting period. There were no such transfers noted during the three and six months ended June 30, 2016.
The following table presents fair value measurements as of June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$64,693	$—	$—	$—	$64,693
Trading investments
Common stocks	$5,284	$—	$—	$—	$5,284
Fixed income securities	—	5,466	—	—	5,466
Limited partnership interests	—	—	1,304	769	2,073
Total trading investments	$5,284	$5,466	$1,304	$769	$12,823
Equity method investments	$14,820	$—	$—	$6,582	$21,402
Available-for-sale investments
Preferred securities	$1,046	$11	$—	$—	$1,057
Common stocks	2,836	—	—	—	2,836
Company-sponsored funds	27,038	—	—	—	27,038
Total available-for-sale investments	$30,920	$11	$—	$—	$30,931
Derivatives - assets
Commodity contracts	$427	$—	$—	$—	$427
Total derivatives - assets	$427	$—	$—	$—	$427
Derivatives - liabilities
Foreign exchange contracts	$—	$750	$—	$—	$750
Commodity contracts	265	—	—	—	265
Total derivatives - liabilities	$265	$750	$—	$—	$1,015
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
Trading investments classified as investments measured at NAV in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of June 30, 2016, the Company did not have the ability to redeem these interests.
Equity method investments classified as investments measured at NAV in the above table were comprised of the Company's partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds' NAVs. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV per share with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of June 30, 2016, the Company did not have the ability to redeem its investment in GRP-TE.
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
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Trading Investments
	Limited Partnership Interests
Balance at beginning of period	$1,338	$1,403	$1,312	$1,465
Purchases / contributions	21	7	21	7
Sales / distributions	(53)	—	(53)	—
Realized losses	—	—	—	(62)
Unrealized (losses) gains (1)	(2)	9	24	9
Transfers into (out of) level 3	—	—	—	—
Balance at end of period	$1,304	$1,419	$1,304	$1,419

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at June 30, 2016 and June 30, 2015.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of June 30, 2016 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,304	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	10% - 12.5% 8% - 8.5% $15.00 - 17.25 psf
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

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at June 30, 2016 (in thousands):

	June 30, 2016
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$—	$—	$14,334	$750
Total commodity contracts	7,003	427	4,707	265
Total derivatives	$7,003	$427	$19,041	$1,015

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at December 31, 2015 (in thousands):

	December 31, 2015
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$2,361	$10	$14,955	$219
Total commodity contracts	3,962	290	7,337	425
Total derivatives	$6,323	$300	$22,292	$644
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $192,000 as of December 31, 2015, was held as collateral for futures contracts. Securities included in trading investments in the condensed consolidated statement of financial condition of approximately $405,000 and $566,000 as of June 30, 2016 and December 31, 2015, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three and six months ended June 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign exchange contracts	$715	$(445)	$(541)	$(374)
Commodity contracts	2,823	164	2,923	(301)
Total derivatives	$3,538	$(281)	$2,382	$(675)

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
Anti-dilutive common stock equivalents of approximately 28,000 shares were excluded from the computation for the six months ended June 30, 2016. Anti-dilutive common stock equivalents of approximately 17,000 and 8,000 shares, respectively, were excluded from the computation for the three and six months ended June 30, 2015.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$24,921	$19,023	$42,788	$39,794
Less: Net (income) loss attributable to redeemable noncontrolling interest	(113)	(11)	103	34
Net income attributable to common stockholders	$24,808	$19,012	$42,891	$39,828
Basic weighted average shares outstanding	45,984	45,462	45,896	45,352
Dilutive potential shares from restricted stock units	394	343	391	541
Diluted weighted average shares outstanding	46,378	45,805	46,287	45,893
Basic earnings per share attributable to common stockholders	$0.54	$0.42	$0.93	$0.88
Diluted earnings per share attributable to common stockholders	$0.53	$0.42	$0.93	$0.87

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. For the three months ended June 30, 2016 and June 30, 2015, the effective tax rate was approximately 35.5% and 39.1%, respectively. The effective tax rate for the three months ended June 30, 2016 included the cumulative effect to adjust the estimated tax rate to 36.6% for the full year 2016. The effective tax rate for the six months ended June 30, 2016 and June 30, 2015 was approximately 36.6% and 38%, respectively. The Company expects the tax rate for the full year 2016 to approximate 36.6%, excluding discrete items.
Deferred income taxes represent the tax effects of the temporary differences between book and tax basis and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company's net deferred tax asset is primarily comprised of future income tax deductions attributable to the delivery of unvested restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

9. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of June 30, 2016, CSS had net capital of approximately $1,261,000, which exceeded its requirements by approximately $1,097,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. In July 2016, CSCM made a capital contribution into CSS in the amount of $2 million.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of June 30, 2016, CSAL and CSUK had aggregate regulatory capital of approximately $68,437,000, which exceeded aggregate regulatory capital requirements by approximately $66,029,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment advisory and administration fees	$55,817	$55,839	$107,728	$111,948
Distribution and service fees	4,671	4,014	8,904	7,920
	$60,488	$59,853	$116,632	$119,868
Dividend income from available-for-sale investments in Company-sponsored funds for the three and six months ended June 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend income	$270	$300	$270	$300
The Company has agreements with certain affiliated open-end and closed-end funds to reimburse certain fund expenses. For the three months ended June 30, 2016 and 2015, expenses of approximately $1,789,000 and $2,084,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2016 and 2015, fund reimbursement expenses of approximately $3,823,000 and $4,478,000, respectively, were incurred.
Included in accounts receivable at June 30, 2016 and December 31, 2015 are receivables due from Company-sponsored funds of approximately $19,989,000 and $19,209,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of June 30, 2016, the Company has funded approximately $3.3 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of June 30, 2016.

12. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below and in Note 9, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On August 4, 2016, CNS declared a quarterly dividend on its common stock in the amount of $0.26 per share. The dividend will be payable on September 22, 2016 to stockholders of record at the close of business on September 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 and June 30, 2015. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle.
Our primary investment strategies include U.S. global and international real estate securities, global listed infrastructure, master limited partnerships (MLPs), commodities, multi-strategy real assets, preferred securities and large cap value. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered funds and other commingled vehicles and separate accounts, including sub-advised portfolios for financial institutions around the world.
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
Our revenue is derived from investment advisory fees received from our clients, including fees for managing or sub-advising client accounts, and investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are paid in arrears, based on contractually specified percentages of the value of the assets we manage. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of our investment decisions, market conditions, foreign currency fluctuations, or investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
Quarterly Highlights
Revenue increased 8% from the first quarter of 2016 to $86.4 million for the second quarter of 2016. The increase in revenue was primarily attributable to higher average assets under management in all three investment vehicles. Operating income increased 21% from the first quarter of 2016 to $34.1 million for the second quarter of 2016. Operating margin increased to 39.5% for the second quarter of 2016 compared with 35.5% for the first quarter of 2016. Our effective tax rate was 35.5% for the second quarter of 2016.
Assets under management increased by $3.7 billion, or 7%, in the second quarter of 2016 from $55.1 billion as of March 31, 2016 to $58.7 billion as of June 30, 2016, primarily driven by market appreciation and net inflows. Average assets under management increased by 8% during the second quarter of 2016 from $51.6 billion during the first quarter of 2016 to $55.9 billion during the second quarter of 2016. Our overall annualized organic growth rate was 17% for the second quarter of 2016. Organic growth/decay rates represent the ratio of annualized net flows for the quarter to the beginning assets under management.
Second Quarter 2016 Business Developments
Second quarter 2016 business developments included the following:

•
In May 2016, we became the adviser to the Cohen & Steers Real Assets Multi-Strategy Fund, the latest collective investment trust (CIT) established by SEI Trust Company. Targeted for the defined benefit and defined contribution market, the fund was launched with a $350 million allocation from a public pension fund.

•
In July 2016, Cohen & Steers Realty Shares, the Company's flagship real estate fund, celebrated its 25th anniversary. Over its 25 year history, the fund, with over $5 billion of assets under management, has delivered a 12.4% annualized return and has earned a 4-star overall Morningstar rating. Additional information on the fund's performance and Morningstar ratings is available on the Company's website at www.cohenandsteers.com under "Funds - U.S. Mutual Funds - Realty Shares."

•	Also in July 2016, we hired a new head of global consultant relations to oversee our institutional consultant relations team in North America and coordinate coverage globally.

Assets Under Management
The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Institutional Accounts
Assets under management, beginning of period	$27,857	$26,704	$26,105	$26,201
Inflows	1,626	781	3,398	1,706
Outflows	(487)	(506)	(1,069)	(1,510)
Net inflows	1,139	275	2,329	196
Market appreciation (depreciation)	1,337	(1,890)	2,552	(769)
Distributions	(752)	(544)	(1,405)	(1,083)
Total increase (decrease)	1,724	(2,159)	3,476	(1,656)
Assets under management, end of period	$29,581	$24,545	$29,581	$24,545
Average assets under management for period	$28,057	$25,942	$26,916	$26,508

Open-end Funds
Assets under management, beginning of period	$18,146	$18,062	$17,460	$17,131
Inflows	2,393	2,125	4,415	3,851
Outflows	(1,242)	(1,761)	(2,940)	(3,236)
Net inflows	1,151	364	1,475	615
Market appreciation (depreciation)	855	(1,247)	1,350	(451)
Distributions	(375)	(943)	(508)	(1,059)
Total increase (decrease)	1,631	(1,826)	2,317	(895)
Assets under management, end of period	$19,777	$16,236	$19,777	$16,236
Average assets under management for period	$18,692	$17,514	$17,895	$17,737

Closed-end Funds
Assets under management, beginning of period	$9,056	$9,900	$9,029	$9,805
Inflows	—	—	—	—
Outflows	—	(19)	(86)	(19)
Net outflows	—	(19)	(86)	(19)
Market appreciation (depreciation)	458	(387)	693	(165)
Distributions	(123)	(127)	(245)	(254)
Total increase (decrease)	335	(533)	362	(438)
Assets under management, end of period	$9,391	$9,367	$9,391	$9,367
Average assets under management for period	$9,160	$9,832	$8,952	$9,905

Total
Assets under management, beginning of period	$55,059	$54,666	$52,594	$53,137
Inflows	4,019	2,906	7,813	5,557
Outflows	(1,729)	(2,286)	(4,095)	(4,765)
Net inflows	2,290	620	3,718	792
Market appreciation (depreciation)	2,650	(3,524)	4,595	(1,385)
Distributions	(1,250)	(1,614)	(2,158)	(2,396)
Total increase (decrease)	3,690	(4,518)	6,155	(2,989)
Assets under management, end of period	$58,749	$50,148	$58,749	$50,148
Average assets under management for period	$55,909	$53,288	$53,763	$54,150
_________________________
June 30, 2015 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management in institutional accounts for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Subadvisory
Assets under management, beginning of period	$19,582	$19,242	$18,540	$18,857
Inflows	1,036	579	2,109	1,306
Outflows	(224)	(277)	(484)	(894)
Net inflows	812	302	1,625	412
Market appreciation (depreciation)	992	(1,477)	1,874	(663)
Distributions	(752)	(544)	(1,405)	(1,083)
Total increase (decrease)	1,052	(1,719)	2,094	(1,334)
Assets under management, end of period	$20,634	$17,523	$20,634	$17,523
Average assets under management for period	$19,598	$18,582	$18,828	$19,051

Advisory
Assets under management, beginning of period	$8,275	$7,462	$7,565	$7,344
Inflows	590	202	1,289	400
Outflows	(263)	(229)	(585)	(616)
Net inflows (outflows)	327	(27)	704	(216)
Market appreciation (depreciation)	345	(413)	678	(106)
Total increase (decrease)	672	(440)	1,382	(322)
Assets under management, end of period	$8,947	$7,022	$8,947	$7,022
Average assets under management for period	$8,459	$7,360	$8,088	$7,457

Total Institutional Accounts
Assets under management, beginning of period	$27,857	$26,704	$26,105	$26,201
Inflows	1,626	781	3,398	1,706
Outflows	(487)	(506)	(1,069)	(1,510)
Net inflows	1,139	275	2,329	196
Market appreciation (depreciation)	1,337	(1,890)	2,552	(769)
Distributions	(752)	(544)	(1,405)	(1,083)
Total increase (decrease)	1,724	(2,159)	3,476	(1,656)
Assets under management, end of period	$29,581	$24,545	$29,581	$24,545
Average assets under management for period	$28,057	$25,942	$26,916	$26,508
_________________________
June 30, 2015 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Real Estate
Assets under management, beginning of period	$29,069	$29,289	$27,814	$28,357
Inflows	2,050	1,626	3,789	2,794
Outflows	(800)	(1,093)	(1,804)	(2,171)
Net inflows	1,250	533	1,985	623
Market appreciation (depreciation)	1,677	(2,825)	2,904	(1,395)
Distributions	(1,015)	(1,393)	(1,722)	(1,981)
Total increase (decrease)	1,912	(3,685)	3,167	(2,753)
Assets under management, end of period	$30,981	$25,604	$30,981	$25,604
Average assets under management for period	$29,266	$27,748	$28,128	$28,682

Global/International Real Estate
Assets under management, beginning of period	$10,152	$10,189	$9,476	$10,184
Inflows	185	417	962	692
Outflows	(490)	(412)	(958)	(1,114)
Net (outflows) inflows	(305)	5	4	(422)
Market appreciation (depreciation)	203	(480)	612	8
Distributions	(66)	(60)	(108)	(116)
Total (decrease) increase	(168)	(535)	508	(530)
Assets under management, end of period	$9,984	$9,654	$9,984	$9,654
Average assets under management for period	$9,903	$10,097	$9,673	$10,262

Preferred Securities
Assets under management, beginning of period	$8,099	$6,732	$7,705	$6,342
Inflows	1,157	688	2,292	1,397
Outflows	(351)	(503)	(1,012)	(970)
Net inflows	806	185	1,280	427
Market appreciation (depreciation)	288	(90)	313	138
Distributions	(111)	(85)	(216)	(165)
Total increase	983	10	1,377	400
Assets under management, end of period	$9,082	$6,742	$9,082	$6,742
Average assets under management for period	$8,572	$6,869	$8,185	$6,734

Global Listed Infrastructure
Assets under management, beginning of period	$5,272	$5,701	$5,147	$5,697
Inflows	245	90	336	299
Outflows	(49)	(200)	(227)	(357)
Net inflows (outflows)	196	(110)	109	(58)
Market appreciation (depreciation)	337	(122)	590	(126)
Distributions	(45)	(47)	(86)	(91)
Total increase (decrease)	488	(279)	613	(275)
Assets under management, end of period	$5,760	$5,422	$5,760	$5,422
Average assets under management for period	$5,486	$5,766	5,244	$5,726
_________________________
June 30, 2015 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

Assets under Management by Investment Strategy - continued	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other
Assets under management, beginning of period	$2,467	$2,755	$2,452	$2,557
Inflows	382	85	434	375
Outflows	(39)	(78)	(94)	(153)
Net inflows	343	7	340	222
Market appreciation (depreciation)	145	(7)	176	(10)
Distributions	(13)	(29)	(26)	(43)
Total increase (decrease)	475	(29)	490	169
Assets under management, end of period	$2,942	$2,726	$2,942	$2,726
Average assets under management for period	$2,682	$2,808	$2,533	$2,746

Total
Assets under management, beginning of period	$55,059	$54,666	$52,594	$53,137
Inflows	4,019	2,906	7,813	5,557
Outflows	(1,729)	(2,286)	(4,095)	(4,765)
Net inflows	2,290	620	3,718	792
Market appreciation (depreciation)	2,650	(3,524)	4,595	(1,385)
Distributions	(1,250)	(1,614)	(2,158)	(2,396)
Total increase (decrease)	3,690	(4,518)	6,155	(2,989)
Assets under management, end of period	$58,749	$50,148	$58,749	$50,148
Average assets under management for period	$55,909	$53,288	$53,763	$54,150
_________________________
June 30, 2015 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.
Overview
Assets under management were a record $58.7 billion at June 30, 2016, an increase of 17% from $50.1 billion at June 30, 2015. The increase was due to market appreciation of $7.1 billion and net inflows of $5.6 billion, partially offset by distributions of $4.2 billion. Market appreciation included $5.7 billion from U.S. real estate, $993 million from global/international real estate and $545 million from preferred securities. Net inflows for the twelve months ended June 30, 2016 included $3.0 billion into U.S. real estate, $2.2 billion into preferred securities and $478 million into global listed infrastructure.
Average assets under management were $55.9 billion for the three months ended June 30, 2016, an increase of 5% from $53.3 billion for the three months ended June 30, 2015. Average assets under management were $53.8 billion for the six months ended June 30, 2016, a decrease of 1% from $54.2 billion for the six months ended June 30, 2015.
Institutional accounts
Assets under management in institutional accounts, which represented 50% of total assets under management, were $29.6 billion at June 30, 2016, an increase of 21% from $24.5 billion at June 30, 2015. The increase in assets under management was due to market appreciation of $4.1 billion and net inflows of $3.4 billion, partially offset by distributions from subadvisory accounts of $2.5 billion. Market appreciation included $3.2 billion from U.S. real estate and $901 million from global/international real estate. Net inflows included $2.2 billion into U.S. real estate, $643 million into global listed infrastructure, and $350 million into multi-strategy real assets (included in Other in the table above).
Average assets under management for institutional accounts were $28.1 billion for the three months ended June 30, 2016, an increase of 8% from $25.9 billion for the three months ended June 30, 2015. Average assets under management were $26.9 billion for the six months ended June 30, 2016, an increase of 2% from $26.5 billion for the six months ended June 30, 2015.
Assets under management in institutional subadvisory accounts, which represented 70% of institutional assets under management, were $20.6 billion at June 30, 2016, an increase of 18% from $17.5 billion at June 30, 2015. The increase in assets under management was due to market appreciation of $3.2 billion and net inflows of $2.5 billion, partially offset by distributions of $2.5 billion. Market appreciation included $2.6 billion from U.S. real estate and $558 million from global/international real estate. Net inflows included $2.4 billion into U.S. real estate and $210 million into global listed infrastructure, partially offset by net outflows of $255 million from global/international real estate. Distributions included $2.4 billion from U.S. real estate and $167 million from global/international real estate.
Average assets under management for institutional subadvisory accounts were $19.6 billion for the three months ended June 30, 2016, an increase of 5% from $18.6 billion for the three months ended June 30, 2015. Average assets under management were $18.8 billion for the six months ended June 30, 2016, a decrease of 1% from $19.1 billion for the six months ended June 30, 2015.
Assets under management in institutional advisory accounts, which represented 30% of institutional assets under management, were $8.9 billion at June 30, 2016, an increase of 27% from $7.0 billion at June 30, 2015. The increase in assets under management was due to market appreciation of $1.0 billion and net inflows of $913 million. Market appreciation included $571 million from U.S. real estate and $343 million from global/international real estate. Net inflows included $433 million into global listed infrastructure, $350 million into multi-strategy real assets (included in Other in the table above), and $259 million into global/international real estate, partially offset by net outflows of $189 million from U.S. real estate.
Average assets under management for institutional advisory accounts were $8.5 billion for the three months ended June 30, 2016, an increase of 15% from $7.4 billion for the three months ended June 30, 2015. Average assets under management were $8.1 billion for the six months ended June 30, 2016, an increase of 8% from $7.5 billion for the six months ended June 30, 2015.
Open-end funds
Assets under management in open-end funds, which represented 34% of total assets under management, were $19.8 billion at June 30, 2016, an increase of 22% from $16.2 billion at June 30, 2015. The increase in assets under management was due to market appreciation of $2.4 billion and net inflows of $2.3 billion, partially offset by distributions of $1.1 billion. Market appreciation included $2.0 billion from U.S. real estate and $313 million from preferred securities. Net inflows included $2.0 billion into preferred securities and $832 million into U.S. real estate, partially offset by net outflows of $460 million from global/international real estate.
Average assets under management for open-end funds were $18.7 billion for the three months ended June 30, 2016, an increase of 7% from $17.5 billion for the three months ended June 30, 2015. Average assets under management were $17.9 billion for the six months ended June 30, 2016, an increase of 1% from $17.7 billion for the six months ended June 30, 2015.
Closed-end funds
Assets under management in closed-end funds, which represented 16% of total assets under management, were $9.4 billion at both June 30, 2016 and June 30, 2015 as market appreciation of $652 million was offset by distributions of $508 million and net outflows of $120 million.
Average assets under management for closed-end funds were $9.2 billion for the three months ended June 30, 2016, a decrease of 7% from $9.8 billion for the three months ended June 30, 2015. Average assets under management were $9.0 billion for the six months ended June 30, 2016, a decrease of 10% from $9.9 billion for the six months ended June 30, 2015.

Results of Operations

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. GAAP
Revenue	$86,373	$83,502	$166,054	$167,317
Expenses	$52,242	$52,331	$103,616	$101,597
Operating income	$34,131	$31,171	$62,438	$65,720
Operating margin	39.5%	37.3%	37.6%	39.3%
Non-operating income (loss) (1)	$4,466	$46	$5,109	$(1,506)
Net income attributable to common stockholders	$24,808	$19,012	$42,891	$39,828
Diluted earnings per share	$0.53	$0.42	$0.93	$0.87

As Adjusted (2)
Expenses	$52,242	$52,331	$101,671	$101,597
Operating income	$34,131	$31,171	$64,383	$65,720
Operating margin	39.5%	37.3%	38.8%	39.3%
Non-operating income (loss)	$196	$(212)	$193	$(595)
Net income	$21,283	$19,195	$40,037	$40,377
Diluted earnings per share	$0.46	$0.42	$0.86	$0.88

(1) Non-operating income (loss) for the three and six months ended June 30, 2015 has been retroactively adjusted to reflect the seed investment in MLO as if it had been an equity method investment in those periods. Accordingly, unrealized losses in the amount of $(1,751,000) for the three and six months ended June 30, 2015 have been reclassified from accumulated other comprehensive income to equity in earnings (losses) of affiliates.

(2) The as adjusted financial measures represent non-GAAP financial measures. Please refer to the “Non-GAAP Reconciliation” on pages 36-37 for a reconciliation to the most directly comparable U.S. GAAP measures.

U.S. GAAP
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Revenue
Total revenue increased 3% to $86.4 million for the three months ended June 30, 2016 from $83.5 million for the three months ended June 30, 2015. This increase was primarily attributable to higher investment advisory and administration fees of $1.9 million, resulting from higher average assets under management in institutional accounts and U.S. open-end funds.
For the three months ended June 30, 2016:

•	Total investment advisory and administration revenue from institutional accounts increased 9% to $23.5 million from $21.5 million for the three months ended June 30, 2015.

•	Total investment advisory and administration revenue from open-end funds increased 5% to $36.5 million from $34.8 million for the three months ended June 30, 2015.

•	Total investment advisory and administration revenue from closed-end funds decreased 8% to $19.2 million from $20.9 million for the three months ended June 30, 2015.
Expenses
Total operating expenses decreased 0.2% to $52.2 million for the three months ended June 30, 2016 from $52.3 million for the three months ended June 30, 2015, due to decreases in general and administrative expenses of $336,000 and employee compensation and benefits of $108,000, partially offset by an increase of $248,000 in distribution and service fee expenses.
Employee compensation and benefits decreased 0.4% to $28.3 million for the three months ended June 30, 2016 from $28.4 million for the three months ended June 30, 2015. The decline was primarily due to decreases in amortization of restricted stock units of approximately $791,000 and incentive compensation of approximately $422,000, partially offset by higher production compensation of approximately $814,000 and salaries of approximately $760,000.

Distribution and service fee expenses increased 3% to $9.8 million for the three months ended June 30, 2016 from $9.5 million for the three months ended June 30, 2015. The increase was primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses decreased 3% to $12.5 million for the three months ended June 30, 2016 from $12.8 million for the three months ended June 30, 2015. The decrease was primarily due to lower travel and entertainment expenses of approximately $264,000, costs associated with hosted wealth management marketing events of approximately $220,000 and recruiting fees of approximately $176,000, partially offset by increases in professional fees of $240,000 and higher rent and occupancy costs of approximately $164,000.
Operating Margin
Operating margin for the three months ended June 30, 2016 was 39.5%, compared with 37.3% for the three months ended June 30, 2015.
Non-operating Income
Non-operating income for the three months ended June 30, 2016 was $4.5 million, compared with $46,000 for the three months ended June 30, 2015. The change was primarily due to unrealized gains from our seed investments. Non-operating income for the three months ended June 30, 2016 and June 30, 2015, included net income attributable to redeemable noncontrolling interest of $113,000 and $11,000, respectively.
Income Taxes
Income tax expense was $13.7 million for the three months ended June 30, 2016, compared with $12.2 million for the three months ended June 30, 2015. The provision for income taxes for the three months ended June 30, 2016 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35.5%, which includes the cumulative effect to adjust our estimated tax rate to 36.6% for the year. The effective tax rate for the three months ended June 30, 2015 was approximately 39.1%. We expect our tax rate for the full year 2016 to approximate 36.6%, excluding discrete items.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Revenue
Total revenue decreased 1% to $166.1 million for the six months ended June 30, 2016 from $167.3 million for the six months ended June 30, 2015. This decrease was primarily attributable to lower investment advisory and administration fees of $2.8 million, resulting from lower average assets under management in closed-end funds.
For the six months ended June 30, 2016:

•	Total investment advisory and administration revenue from institutional accounts increased 3% to $44.8 million from $43.3 million for the six months ended June 30, 2015.

•	Total investment advisory and administration revenue from open-end funds increased 0.1% to $70.0 million from $69.9 million for the six months ended June 30, 2015.

•	Total investment advisory and administration revenue from closed-end funds decreased 10% to $37.4 million from $41.8 million for the six months ended June 30, 2015.
Expenses
Total operating expenses increased 2% to $103.6 million for the six months ended June 30, 2016 from $101.6 million for the six months ended June 30, 2015, due to increases of $1.9 million in employee compensation and benefits and $435,000 in depreciation and amortization expense, partially offset by a decrease of $301,000 in distribution and service fee expenses.
Employee compensation and benefits increased 4% to $56.3 million for the six months ended June 30, 2016 from $54.4 million for the six months ended June 30, 2015. The increase was primarily due to increased salaries of approximately $1.3 million and higher production compensation of approximately $1.3 million, partially offset by lower severance of $412,000.

Distribution and service fee expenses decreased 2% to $18.5 million for the six months ended June 30, 2016 from $18.8 million for the six months ended June 30, 2015. The decrease was primarily due to lower average assets under management in no-load open-end funds.
Operating Margin
Operating margin for the six months ended June 30, 2016 was 37.6%, compared with 39.3% for the six months ended June 30, 2015.
Non-operating Income
Non-operating income for the six months ended June 30, 2016 was $5.1 million, compared with non-operating loss of $1.5 million for the six months ended June 30, 2015. The change was primarily due to unrealized gains from our seed investments. Non-operating income for the six months ended June 30, 2016 and June 30, 2015, included net loss attributable to redeemable noncontrolling interest of $103,000 and $34,000, respectively.
Income Taxes
Income tax expense was $24.8 million for the six months ended June 30, 2016, compared with $24.4 million for the six months ended June 30, 2015. The provision for income taxes for the six months ended June 30, 2016 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 36.6%. The effective tax rate for the six months ended June 30, 2015 was approximately 38%. We expect our tax rate for the full year 2016 to approximate 36.6%, excluding discrete items.
As Adjusted
This section discusses the financial results of the Company as presented on a non-GAAP basis for the three and six months ended June 30, 2016, compared with the three and six months ended June 30, 2015. The term “as adjusted” is used to identify non-GAAP financial information in the discussion below and excludes non-operating results from seed investments, the effect of the accelerated vesting of certain restricted stock units in the first quarter of 2016 and the tax effect on these items. Please refer to the “Non-GAAP Reconciliation” on pages 36-37 for a reconciliation to the most directly comparable U.S. GAAP measures.
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Non-operating income
Non-operating income, as adjusted, for the three months ended June 30, 2016 was $196,000, compared with non-operating loss, as adjusted, of $212,000 for the three months ended June 30, 2015. Non-operating income/loss, as adjusted, excluded gains and losses on our seed investments.
Income Taxes
Income tax expense, as adjusted, for the three months ended June 30, 2016 was $13.0 million compared with $11.8 million for the three months ended June 30, 2015. The provision for income taxes, as adjusted, excluded the income tax effect related to the results from our seed investments. The effective tax rate, as adjusted, for the three months ended June 30, 2016 and June 30, 2015 was 38%.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Expenses
Total operating expenses, as adjusted, increased 0.1% to $101.7 million for the six months ended June 30, 2016 from $101.6 million for the six months ended June 30, 2015. Employee compensation and benefits, as adjusted, excluded amounts attributable to the accelerated vesting of certain restricted stock units recorded during the first quarter of 2016.

Operating Margin
Operating margin, as adjusted, for the six months ended June 30, 2016 was 38.8%, compared with operating margin of 39.3% for the six months ended June 30, 2015.
Non-operating Income
Non-operating income, as adjusted, for the six months ended June 30, 2016 was $193,000, compared with non-operating loss, as adjusted, of $595,000 for the six months ended June 30, 2015. Non-operating income/loss, as adjusted, excluded gains and losses on our seed investments.
Income Taxes
Income tax expense, as adjusted, for the six months ended June 30, 2016 was $24.5 million, compared with $24.7 million for the six months ended June 30, 2015. The provision for income taxes, as adjusted, for the six months ended June 30, 2016 excluded the income tax effects related to the accelerated vesting of certain restricted stock units in the first quarter of 2016 and results from our seed investments for the six months ended June 30, 2016. The effective tax rate, as adjusted, for the six months ended June 30, 2016 and June 30, 2015 was 38%.
Non-GAAP Reconciliation
Management believes that use of these non-GAAP financial measures may enhance evaluation of the Company’s results, as they provide greater transparency into the Company's operating results and allow for a more appropriate comparison with industry peers. In addition, these non-GAAP financial measures are used to prepare the Company's internal management reports and by management in evaluating the Company's business.
Although management believes that this non-GAAP financial information is useful in evaluating the Company's results and operating performance, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with U.S. GAAP.

For the Periods

(in thousands, except per share data and percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. GAAP
Revenue	$86,373	$83,502	$166,054	$167,317
Expenses	$52,242	$52,331	$103,616	$101,597
Operating income	$34,131	$31,171	$62,438	$65,720
Non-operating income (loss) (1)	$4,466	$46	$5,109	$(1,506)
Income before provision for income taxes	$38,597	$31,217	$67,547	$64,214
Provision for income taxes	$13,676	$12,194	$24,759	$24,420
Net income attributable to common stockholders	$24,808	$19,012	$42,891	$39,828
Diluted earnings per share	$0.53	$0.42	$0.93	$0.87
Operating margin	39.5%	37.3%	37.6%	39.3%

Adjustments
Employee compensation and benefits (2)	$—	—	$(1,945)	$—
Results from seed investments:
Interest and dividends on seed investments	$(455)	$(399)	$(911)	$(662)
(Gains) losses from seed investments	$(3,815)	$141	$(4,005)	$1,573
Tax effect on adjustments	$(632)	$(430)	$(220)	$328

As Adjusted
Expenses, as adjusted	$52,242	$52,331	$101,671	$101,597
Operating income, as adjusted	$34,131	$31,171	$64,383	$65,720
Non-operating income (loss), as adjusted	$196	$(212)	$193	$(595)
Income before provision for income taxes, as adjusted	$34,327	$30,959	$64,576	$65,125
Provision for income taxes, as adjusted (3)	$13,044	$11,764	$24,539	$24,748
Net income, as adjusted	$21,283	$19,195	$40,037	$40,377
Diluted earnings per share, as adjusted	$0.46	$0.42	$0.86	$0.88
Operating margin, as adjusted	39.5%	37.3%	38.8%	39.3%
________________________
(1) Non-operating income (loss) for the three and six months ended June 30, 2015 has been retroactively adjusted to reflect the seed investment in MLO as if it had been an equity method investment in those periods.
(2)    Employee compensation and benefits expense has been reduced to exclude amounts attributable to the accelerated vesting of certain restricted stock units for the three months ended March 31, 2016.
(3)    The provision for income taxes for the periods presented is provided for at a 38% rate, which is the rate the company would pay on its earnings excluding the results from seed investments and discrete items.
Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable (together, liquid assets). Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor. Cash and cash equivalents, equity method investments (excluding investments classified as level 3 in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement), available-for-sale investments and accounts receivable, were 81% and 73% of total assets as of June 30, 2016 and December 31, 2015, respectively.
Cash and cash equivalents decreased $752,000, excluding the effect of foreign exchange rate changes, over the six months ended June 30, 2016. Net cash provided by operating activities was $30.7 million for the six months ended June 30, 2016. Net cash used in investing activities was $3.7 million, which included purchases of property and equipment in the amount of $5.2 million and purchases of available-for-sale investments in the amount of $4.0 million, partially offset by proceeds from sales of available-for-sale investments in the amount of $5.4 million. Net cash of $27.8 million was used in financing activities, primarily for dividends paid to stockholders of $23.9 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $7.9 million, partially offset by contributions from redeemable noncontrolling interest of $3.9 million.
Cash and cash equivalents increased $520,000, excluding the effect of foreign exchange rate changes, over the six months ended June 30, 2015. Net cash provided by operating activities was $36.2 million for the six months ended June 30, 2015. Net cash provided by investing activities was $875,000, which included proceeds from sales of available-for-sale investments in the amount of $4.6 million, partially offset by purchases of available-for-sale investments in the amount of $2.9 million and purchases of property and equipment in the amount of $813,000. Net cash of $36.5 million was used in financing activities, primarily for dividends paid to stockholders of $22.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $19.2 million, partially offset by excess tax benefits associated with the vesting and delivery of restricted stock units of $4.7 million.
We continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (SEC). The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. At June 30, 2016, we exceeded our minimum regulatory capital requirements by approximately $1.1 million. During July 2016, Cohen & Steers Capital Management, Inc. made a capital contribution of $2 million into Cohen & Steers Securities, LLC.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At June 30, 2016, CSAL and CSUK exceeded their aggregate minimum regulatory requirements by approximately $66.0 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $86.4 million held by our foreign subsidiaries as of June 30, 2016. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of June 30, 2016, we funded approximately $3.3 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of June 30, 2016.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable operating leases for office space and certain computer and office equipment. There were no material capital lease obligations as of June 30, 2016. The following summarizes our contractual obligations as of June 30, 2016 (in thousands):

	2016	2017	2018	2019	2020	2021 and after	Total
Operating leases	$6,576	$12,227	$10,786	$10,918	$10,947	$33,538	$84,992
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

Effective January 1, 2016, the Company adopted the revised consolidation guidance issued by the Financial Accounting Standards Board in February 2015. This revised guidance includes guidance for evaluating (a) limited partnership and similar entities, (b) the effect of decision maker fees or service provider fees on the consolidation analysis, (c) the effect of related party interests on the consolidation analysis, and (d) consolidation of certain investment funds. Under the revised guidance, the primary beneficiary of a VIE is the entity that has (a) the power to direct the activities of the VIE that most significantly affect the performance of the VIE and (b) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE that could potentially be significant to the VIE.
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

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions about required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2016 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2016, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2016	13,449	$41.18	—	—
May 1 through May 31, 2016	—	$—	—	—
June 1 through June 30, 2016	206	$39.06	—	—
Total	13,655	$41.14	—	—
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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of June 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the six months ended June 30, 2016 and 2015; (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	August 5, 2016	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 5, 2016	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer