Form 10-Q
period 2016-09-30
COHEN & STEERS INC
filed 2016-11-04
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2016 was 45,886,346.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2016 and December 31, 2015	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2016 and 2015	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and 2015	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information *

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

Signatures		43
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$163,117	$142,728
Trading investments ($591 and $566) (1) ($7,273 and $6,850) (2)	12,742	37,169
Equity method investments	21,378	16,974
Available-for-sale investments	25,519	17,191
Accounts receivable	62,135	44,559
Due from broker ($1,071 and $383) (2)	2,387	6,104
Property and equipment—net	14,055	9,783
Goodwill and intangible assets—net	19,779	19,498
Deferred income tax asset—net	4,040	5,551
Other assets ($46 and $53) (2)	6,341	5,765
Total assets	$331,493	$305,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$26,545	$30,503
Distribution and service fees payable	7,107	6,192
Income tax payable	9,167	6,780
Due to broker ($577 and $12) (2)	577	4,369
Deferred rent	6,290	6,368
Other liabilities and accrued expenses ($56 and $55) (2)	8,700	8,000
Total liabilities	58,386	62,212
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	868	11,334
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,408,924 and 49,690,562 shares issued at September 30, 2016 and December 31, 2015, respectively	504	497
Additional paid-in capital	537,293	519,855
Accumulated deficit	(118,088)	(148,096)
Accumulated other comprehensive loss, net of tax	(2,793)	(3,843)
Less: Treasury stock, at cost, 4,524,694 and 4,250,476 shares at September 30, 2016 and December 31, 2015, respectively	(144,677)	(136,637)
Total stockholders’ equity	272,239	231,776
Total liabilities and stockholders’ equity	$331,493	$305,322
_________________________

(1)	Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. as of September 30, 2016 and December 31, 2015, respectively.

(2)
Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2016 and December 31, 2015 attributable to Cohen & Steers SICAV Global Listed Infrastructure Fund and Cohen & Steers Co-Investment Partnership, L.P., which were variable interest entities as of September 30, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Revenue:
Investment advisory and administration fees	$86,079	$73,487	$238,257	$228,460
Distribution and service fees	5,296	3,961	14,200	11,881
Portfolio consulting and other	3,013	2,219	7,985	6,643
Total revenue	94,388	79,667	260,442	246,984
Expenses:
Employee compensation and benefits	30,951	25,892	87,278	80,270
Distribution and service fees	11,092	8,578	29,567	27,354
General and administrative	13,128	12,175	38,352	37,463
Depreciation and amortization	2,004	1,545	5,594	4,700
Total expenses	57,175	48,190	160,791	149,787
Operating income	37,213	31,477	99,651	97,197
Non-operating income:
Interest and dividend income—net	367	291	1,467	1,040
(Loss) gain from trading investments—net	(376)	(1,386)	434	(1,632)
Equity in earnings (losses) of affiliates	130	(5,893)	3,197	(7,640)
Gain (loss) from available-for-sale investments—net	944	(469)	1,072	(49)
Other gains (losses)	291	(270)	295	(952)
Total non-operating income (loss)	1,356	(7,727)	6,465	(9,233)
Income before provision for income taxes	38,569	23,750	106,116	87,964
Provision for income taxes	14,738	11,541	39,497	35,961
Net income	23,831	12,209	66,619	52,003
Less: Net loss attributable to redeemable noncontrolling interest	46	129	149	163
Net income attributable to common stockholders	$23,877	$12,338	$66,768	$52,166

Earnings per share attributable to common stockholders:
Basic	$0.52	$0.27	$1.45	$1.15
Diluted	$0.51	$0.27	$1.44	$1.14
Dividends declared per share	$0.26	$0.25	$0.78	$0.75
Weighted average shares outstanding:
Basic	45,999	45,500	45,931	45,402
Diluted	46,544	45,830	46,373	45,873
_________________________

(1)
During the three months ended December 31, 2015, one of the company's seed investments changed classification from available-for-sale to equity method. As a result, all prior periods have been retroactively adjusted to reflect this investment as if it had been an equity method investment in prior periods.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$23,831	$12,209	$66,619	$52,003
Less: Net loss attributable to redeemable noncontrolling interest	46	129	149	163
Net income attributable to common stockholders	23,877	12,338	66,768	52,166
Foreign currency translation loss (net of tax of $0)	(271)	(748)	(1,216)	(1,292)
Net unrealized gain (loss) from available-for-sale investments (net of tax of $0)	1,177	(2,104)	3,338	(2,616)
Reclassification to statements of operations of (gain) loss from available-for-sale investments (net of tax of $0)	(944)	469	(1,072)	49
Other comprehensive (loss) income	(38)	(2,383)	1,050	(3,859)
Total comprehensive income attributable to common stockholders	$23,839	$9,955	$67,818	$48,307
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Nine Months Ended September 30, 2016 and 2015
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2015	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
Dividends	—	—	(34,800)	—	—	(34,800)	—	—
Issuance of common stock	11	519	—	—	—	530	—	1,091
Repurchase of common stock	—	—	—	—	(19,234)	(19,234)	—	(450)
Tax benefits associated with restricted stock units—net	—	5,065	—	—	—	5,065	—	—
Issuance of restricted stock units	—	1,047	—	—	—	1,047	—	—
Amortization of restricted stock units—net	—	17,046	—	—	—	17,046	—	—
Net income (loss)	—	—	52,166	—	—	52,166	(163)	—
Other comprehensive loss, net of tax	—	—	—	(3,859)	—	(3,859)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	283	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(7)	—
Ending balance, September 30, 2015	$497	$512,943	$(125,420)	$(5,441)	$(136,637)	$245,942	$720	45,434

Beginning balance, January 1, 2016	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
Dividends	—	—	(36,760)	—	—	(36,760)	—	—
Issuance of common stock	7	611	—	—	—	618	—	718
Repurchase of common stock	—	—	—	—	(8,040)	(8,040)	—	(274)
Tax deficiency associated with restricted stock units—net	—	(1,151)	—	—	—	(1,151)	—	—
Issuance of restricted stock units	—	1,244	—	—	—	1,244	—	—
Amortization of restricted stock units—net	—	16,763	—	—	—	16,763	—	—
Forfeitures of restricted stock units	—	(29)	—	—	—	(29)	—	—
Net income (loss)	—	—	66,768	—	—	66,768	(149)	—
Other comprehensive income, net of tax	—	—	—	1,050	—	1,050	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	3,912	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(193)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(14,036)	—
Ending balance, September 30, 2016	$504	$537,293	$(118,088)	$(2,793)	$(144,677)	$272,239	$868	45,884
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$66,619	$52,003
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	16,833	17,123
Depreciation and amortization	5,594	4,700
Deferred rent	(78)	361
(Gain) loss from trading investments—net	(434)	1,632
Equity in (earnings) losses of affiliates	(3,197)	7,640
(Gain) loss from available-for-sale investments—net	(1,072)	49
Deferred income taxes	825	9,897
Foreign currency gain	(1,198)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(16,378)	(8,646)
Due from broker	(2,069)	(4,306)
Deferred commissions	(3,397)	(1,812)
Trading investments	(3,792)	(4,974)
Income tax receivable	(54)	(3,977)
Other assets	212	(200)
Accrued compensation	(3,933)	(6,100)
Distribution and service fees payable	915	(65)
Due to broker	2,348	4,492
Income tax payable	1,932	(41)
Other liabilities and accrued expenses	1,082	765
Net cash provided by operating activities	60,758	68,354
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	361	4
Purchases of available-for-sale investments	(7,173)	(4,106)
Proceeds from sales of available-for-sale investments	15,158	6,956
Purchases of property and equipment	(7,354)	(1,640)
Net cash provided by investing activities	992	1,214
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	—	4,736
Issuance of common stock	525	450
Repurchase of common stock	(8,040)	(19,234)
Dividends to stockholders	(35,875)	(34,078)
Distributions to redeemable noncontrolling interest	(193)	(7)
Contributions from redeemable noncontrolling interest	3,912	283
Net cash used in financing activities	(39,671)	(47,850)
Net increase in cash and cash equivalents	22,079	21,718
Effect of foreign exchange rate changes on cash and cash equivalents	(1,690)	(409)
Cash and cash equivalents, beginning of the period	142,728	124,938
Cash and cash equivalents, end of the period	$163,117	$146,247
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the nine months ended September 30, 2016 and 2015, the Company paid taxes, net of tax refunds, of approximately $36,689,000 and $25,307,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of $359,000 and $325,000 for the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $885,000 and $722,000, respectively.
As further described in Note 4, during the nine months ended September 30, 2016, the Company's proportionate ownership interest in Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX) decreased and the Company deconsolidated the assets and liabilities of LPX resulting in a non-cash reduction of $14,036,000 from redeemable noncontrolling interest and a non-cash increase of $14,550,000 to equity method investments.
As further described in Note 4, during the nine months ended September 30, 2016, the Company's proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company recorded a non-cash reclassification of $12,995,000, from equity method investments into available-for-sale investments.

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
New Accounting Pronouncements Adopted—In February 2015, the Financial Accounting Standards Board (FASB) revised the guidance applicable to consolidation of legal entities. The revised rules include guidance for evaluating (a) limited partnerships and similar entities, (b) the impact of decision maker or service provider fees on the consolidation analysis, (c) the impact of interests held by related parties on the consolidation analysis and (d) consolidation of certain investment funds. The Company adopted this guidance effective January 1, 2016, using a full retrospective method. In connection with the adoption of this guidance, the Company reevaluated all of its sponsored funds and management fees under the new guidance. The Company concluded that certain entities that were not previously considered Variable Interest Entities (VIEs) would be considered VIEs under the revised guidance. See Note 4 for further discussion of the Company's seed investments.
In May 2015, the FASB issued new guidance related to the disclosure of certain investments that calculate net asset value per share (NAV) as a practical expedient. This guidance removes the requirement to categorize such investments within the fair value hierarchy table. The Company adopted this guidance on January 1, 2016 on a retrospective basis to all periods presented. As a result of adoption, $7.1 million and $6.5 million of NAV investments at September 30, 2016 and December 31, 2015, respectively, are no longer classified within Level 2 and Level 3 within the fair value hierarchy. The fair value amounts presented in Note 5 are intended to permit reconciliation of the investments included in the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Consolidation of Company-sponsored Funds—The Company consolidates entities, including sponsored funds, that are deemed to be voting interest entities (VOE) when it has financial control over the entity which is generally when the Company owns a majority of the outstanding voting interest. Investments in Company-sponsored funds and management fees are evaluated at inception and subsequently if there is a reconsideration event to determine if the fund is a VIE or VOE and which consolidation model to apply. All of the Company's management fees are presumed to be commensurate and at market and are therefore not considered variable interests. VIEs for which the Company is deemed to be the primary beneficiary are consolidated. Investments in Company-sponsored funds that are determined to be VOEs are consolidated when the Company’s ownership interest is greater than 50% of the outstanding voting interests of the fund or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights in the fund. The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.
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
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee’s net income or loss for the period which is recorded as equity in earnings (losses) of affiliates in the Company’s condensed consolidated statements of operations. As of September 30, 2016, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value based on quoted market prices or NAV (or its equivalent) as a practical expedient and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value with gains and losses recorded as gain (loss) from trading investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's condensed consolidated statements of financial condition. As of September 30, 2016, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(5,124,000) and $(3,908,000) as of September 30, 2016 and December 31, 2015, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.

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
Recently Issued Accounting Pronouncements—In August 2016, the FASB issued new guidance amending the current guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to unify the currently diverse presentations and classifications, which address eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance will be effective for the Company’s first quarter of 2018 and requires a retrospective approach to adoption. The Company is currently evaluating the potential effect of this revised guidance on its condensed consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to a) identifying performance obligations and b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company's first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and related disclosures, as well as the available transition methods.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2016 and December 31, 2015, goodwill was approximately $18,322,000 and $17,975,000, respectively. The Company’s goodwill increased by $347,000 for the nine months ended September 30, 2016 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at September 30, 2016 and December 31, 2015 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2016:
Amortized intangible assets:
Client relationships	27	$1,543	$(1,336)	$207
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,336)	$1,457
December 31, 2015:
Amortized intangible assets:
Client relationships	36	$1,543	$(1,270)	$273
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,270)	$1,523

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended September 30, 2016 and 2015, and approximately $66,000 for both the nine months ended September 30, 2016 and 2015. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2016	$23
2017	89
2018	95
Total	$207

4. Investments
The following is a summary of the Company's investments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Trading investments	$12,742	$37,169
Equity method investments	21,378	16,974
Available-for-sale investments	25,519	17,191
Gain (loss) from seed investments for the three and nine months ended September 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Loss) gain from trading investments—net (1)	$(376)	$(1,386)	$434	$(1,632)
Equity in earnings (losses) of affiliates (2)	130	(5,893)	3,197	(7,640)
Gain (loss) from available-for-sale investments—net	944	(469)	1,072	(49)
Total gain (loss) from seed investments—net	$698	$(7,748)	$4,703	$(9,321)

Number of new funds seeded	—	1	—	1
_________________________

(1)	Includes net income/(loss) attributable to redeemable noncontrolling interest for the periods presented.

(2)
Equity in earnings (losses) of affiliates for the three and nine months ended September 30, 2015 has been retroactively adjusted to reflect the seed investment in MLO as if it had been an equity method investment in those periods. Accordingly, unrealized losses in the amount of $(4,755,000) for the three months ended September 30, 2015 and $(6,506,000) for the nine months ended September 30, 2015 have been reclassified from accumulated other comprehensive income to equity in earnings (losses) of affiliates.

The Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX), launched by the Company in December 2015, is an open-end fund for which the Company is the investment adviser. LPX is a VOE and the Company owned the majority of the outstanding voting interests in the fund through February 29, 2016. Accordingly, the underlying assets and liabilities and results of operations of LPX had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. As a result of additional third-party subscriptions into the fund, effective March 1, 2016, the Company no longer owned the majority of the outstanding voting interest in LPX, however it was determined that the Company has significant influence over the financial decisions of LPX and therefore records its investment in LPX using the equity method of accounting. As of September 30, 2016, the Company's ownership in LPX was approximately 23%.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in September 2015, and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of September 30, 2016, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns of GLI SICAV. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company's condensed consolidated financial statements.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated GLI SICAV as of September 30, 2016 and December 31, 2015. The assets may only be used to settle obligations of GLI SICAV and the liabilities are the sole obligation of GLI SICAV, for which creditors do not have recourse to the general credit of the Company (in thousands):

	September 30, 2016	December 31, 2015
Assets:
Trading investments	$5,266	$4,719
Due from broker	235	176
Other assets	46	53
Total assets	$5,547	$4,948

Liabilities:
Due to broker	$37	$12
Other liabilities and accrued expenses	51	50
Total liabilities	$88	$62
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), launched by the Company in May 2014, is an open-end fund for which the Company is the investment adviser. CDF is a VOE and the Company owned the majority of the outstanding voting interest in the fund as of September 30, 2016. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's condensed consolidated financial statements. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of September 30, 2016, the Company's ownership in ACOM was approximately 10%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of September 30, 2016, the Company's ownership in GRP-TE was approximately 0.2%. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees. In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company's co-investment commitment. As of September 30, 2016, GRP-CIP is a VIE and the Company is the primary beneficiary as it owns all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's condensed consolidated financial statements.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated GRP-CIP as of September 30, 2016 and December 31, 2015. The assets may only be used to settle obligations of GRP-CIP and the liabilities are the sole obligation of GRP-CIP, for which creditors do not have recourse to the general credit of the Company (in thousands):

	September 30, 2016	December 31, 2015
Assets:
Trading investments	$2,007	$2,131
Due from broker	836	207
Other assets	—	—
Total assets	$2,843	$2,338

Liabilities:
Due to broker	$540	$—
Other liabilities and accrued expenses	5	5
Total liabilities	$545	$5
MLO, launched by the Company in December 2013, is an open-end fund for which the Company is the investment adviser. MLO is a VOE and it was determined that the Company had significant influence over the financial decisions of MLO, and therefore through April 30, 2015, the Company recorded its investment in MLO using the equity method of accounting. Effective May 1, 2015, the Company's ownership interest in MLO fell below 20% and the Company no longer had significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
During the three months ended December 31, 2015, MLO changed classification from available-for-sale to equity method. As a result, all prior periods have been retroactively adjusted to reflect this investment as if it had been an equity method investment in prior periods. Accordingly, unrealized losses in the amount of $(4,755,000) for the three months ended September 30, 2015 and $(6,506,000) for the nine months ended September 30, 2015, have been reclassified from accumulated other comprehensive income to equity in earnings (losses) of affiliates. Effective June 1, 2016, the Company's ownership interest in MLO fell below 20% and the Company no longer has significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
Cohen & Steers Real Assets Fund, Inc. (RAP), launched by the Company in January 2012, is an open-end fund for which the Company is the investment adviser. RAP is a VOE. The Company's ownership interest in RAP is below 20% and the Company does not have significant influence over RAP. Accordingly, the Company records its investment in RAP as an available-for-sale investment.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the fair value of trading investments and equity method investments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$6,239	$—	$5,624
CDF	5,469	—	5,606	—
GLI SICAV	5,266	—	4,719	—
GRP-CIP	2,007	—	2,131	—
GRP-TE	—	94	—	92
LPX	—	15,045	24,713	—
MLO	—	—	—	11,258
Total	$12,742	$21,378	$37,169	$16,974

Gain (loss) from trading investments—net for the three and nine months ended September 30, 2016 and 2015, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CDF	$(288)	$(1,221)	$691	$(1,521)
GLI SICAV	(22)	(98)	553	(98)
GRP-CIP	(66)	(67)	(41)	(13)
LPX	—	—	(769)	—
Total (loss) gain from trading investments—net	$(376)	$(1,386)	$434	$(1,632)

Equity in earnings (losses) of affiliates for the three and nine months ended September 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
ACOM	$(251)	$(1,138)	$616	$(1,413)
GRP-TE	3	—	(8)	3
MLO (1)	—	(4,755)	1,737	(6,230)
LPX	378	—	852	—
Total equity in earnings (losses) of affiliates	$130	$(5,893)	$3,197	$(7,640)
_________________________

(1)
Equity in earnings (losses) of affiliates for the three and nine months ended September 30, 2015 has been retroactively adjusted to reflect the seed investment in MLO as if it had been an equity method investment in those periods.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$996	$65	$(1)	$1,060
Common stocks	4,597	252	(173)	4,676
Company-sponsored funds	17,609	2,176	(2)	19,783
Total available-for-sale investments	$23,202	$2,493	$(176)	$25,519
_________________________
(1)    At September 30, 2016, there were no securities with unrealized losses continuously for a period of more than 12 months.

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,115	$66	$(3)	$1,178
Common stocks	3,828	288	(282)	3,834
Company-sponsored funds	12,184	1	(6)	12,179
Total available-for-sale investments	$17,127	$355	$(291)	$17,191
_________________________
(1)    At December 31, 2015, there were no securities with unrealized losses continuously for a period of more than 12 months.
Available-for-sale investments with a fair value of approximately $2,563,000 and $1,779,000 at September 30, 2016 and December 31, 2015, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of September 30, 2016 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the funds. As of September 30, 2016, the Company determined that it had the ability and intent to hold the remaining investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the three and nine months ended September 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$9,788	$2,942	$15,207	$7,558
Gross realized gains	983	79	1,454	743
Gross realized losses	(39)	(548)	(382)	(792)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded as of the beginning of the reporting period. There were no such transfers noted during the three and nine months ended September 30, 2016.
The following table presents fair value measurements as of September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$69,638	$—	$—	$—	$69,638
Trading investments
Common stocks	$5,266	$—	$—	$—	$5,266
Fixed income securities	—	5,469	—	—	5,469
Limited partnership interests	—	—	1,255	752	2,007
Total trading investments	$5,266	$5,469	$1,255	$752	$12,742
Equity method investments	$15,045	$—	$—	$6,333	$21,378
Available-for-sale investments
Preferred securities	$1,049	$11	$—	$—	$1,060
Common stocks	4,676	—	—	—	4,676
Company-sponsored funds	19,783	—	—	—	19,783
Total available-for-sale investments	$25,508	$11	$—	$—	$25,519
Derivatives - assets
Commodity contracts	$307	$—	$—	$—	$307
Total derivatives - assets	$307	$—	$—	$—	$307
Derivatives - liabilities
Foreign exchange contracts	$—	$828	$—	$—	$828
Commodity contracts	280	—	—	—	280
Total derivatives - liabilities	$280	$828	$—	$—	$1,108
_________________________

(1)	Comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.

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
Trading investments classified as investments measured at NAV in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of September 30, 2016, the Company did not have the ability to redeem these interests.
Equity method investments classified as investments measured at NAV in the above table were comprised of the Company's partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds' NAVs. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV per share with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of September 30, 2016, the Company did not have the ability to redeem its investment in GRP-TE.
The following table presents fair value measurements as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$60,412	$—	$—	$—	$60,412
Trading investments
Preferred securities	$3,863	$—	$—	$—	$3,863
Common stocks	4,719	—	—	—	4,719
Fixed income securities	—	26,456	—	—	26,456
Limited partnership interests	—	—	1,312	819	2,131
Total trading investment	$8,582	$26,456	$1,312	$819	$37,169
Equity method investments	$11,258	$—	$—	$5,716	$16,974
Available-for-sale investments
Preferred securities	$1,178	$—	$—	$—	$1,178
Common stocks	3,834	—	—	—	3,834
Company-sponsored funds	12,179	—	—	—	12,179
Total available-for-sale investments	$17,191	$—	$—	$—	$17,191
Derivatives - assets
Foreign exchange contracts	$—	$10	$—	$—	$10
Commodity contracts	290	—	—	—	290
Total derivatives - assets	$290	$10	$—	$—	$300
Derivatives - liabilities
Foreign exchange contracts	$—	$219	$—	$—	$219
Commodity contracts	425	—	—	—	425
Total derivatives - liabilities	$425	$219	$—	$—	$644
_________________________

(1)	Comprised of investments in actively traded prime money market funds measured at NAV.

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading investments classified as level 2 in the above table were comprised of investments in corporate debt securities, which are valued based on prices provided by a third-party pricing service or third-party broker/dealers, and United States Treasury Bills carried at amortized cost, which approximates fair value.
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
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Trading Investments
	Limited Partnership Interests
Balance at beginning of period	$1,304	$1,419	$1,312	$1,465
Purchases / contributions	—	8	21	15
Sales / distributions	—	3	(53)	3
Realized (gains) losses	—	59	—	(3)
Unrealized losses (1)	(49)	(165)	(25)	(156)
Transfers into (out of) level 3	—	—	—	—
Balance at end of period	$1,255	$1,324	$1,255	$1,324

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at September 30, 2016 and September 30, 2015.
Realized and unrealized gains (losses) from investments classified as trading investments in the above table were recorded as gain (loss) from trading investments in the Company's condensed consolidated statements of operations.
Valuation Techniques
In certain instances, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable brokers/dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use information with respect to transactions in such investments, broker quotes, pricing matrices, market transactions in comparable investments and various relationships between investments. As part of its independent price verification process, the Company selectively performs detailed reviews of valuations provided by broker/dealers or independent pricing services. Investments in Company-sponsored funds are valued at their closing price or NAV (or its equivalent) as a practical expedient.

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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of September 30, 2016 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,255	Discounted cash flows	Discount rate Exit capitalization rates Market rental rates	10% - 12.5% 8% - 8.5% $15.00 - 17.25 psf
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

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at September 30, 2016 (in thousands):

	September 30, 2016
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$—	$—	$26,285	$828
Total commodity contracts	6,023	307	3,807	280
Total derivatives	$6,023	$307	$30,092	$1,108

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
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $192,000 as of December 31, 2015, was held as collateral for futures contracts. Securities included in trading investments in the condensed consolidated statement of financial condition of approximately $591,000 and $566,000 as of September 30, 2016 and December 31, 2015, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the three and nine months ended September 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(78)	$(492)	$(619)	$(866)
Commodity contracts	(2,270)	(1,221)	653	(1,522)
Total derivatives	$(2,348)	$(1,713)	$34	$(2,388)

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
Anti-dilutive common stock equivalents of approximately 19,000 shares were excluded from the computation for the nine months ended September 30, 2016. Anti-dilutive common stock equivalents of approximately 90,000 and 36,000 shares, respectively, were excluded from the computation for the three and nine months ended September 30, 2015.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$23,831	$12,209	$66,619	$52,003
Less: Net loss attributable to redeemable noncontrolling interest	46	129	149	163
Net income attributable to common stockholders	$23,877	$12,338	$66,768	$52,166
Basic weighted average shares outstanding	45,999	45,500	45,931	45,402
Dilutive potential shares from restricted stock units	545	330	442	471
Diluted weighted average shares outstanding	46,544	45,830	46,373	45,873
Basic earnings per share attributable to common stockholders	$0.52	$0.27	$1.45	$1.15
Diluted earnings per share attributable to common stockholders	$0.51	$0.27	$1.44	$1.14

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. For the three months ended September 30, 2016 and September 30, 2015, the effective tax rate was approximately 38.2% and 48.3%, respectively. The effective tax rate for the three months ended September 30, 2015 included the effect of recording a valuation allowance on the tax benefit associated with the retroactive adjustment to record the unrealized losses on one of the Company's seed investments as a result of a change in accounting classification. The effective tax rate for the three months ended September 30, 2016 included the cumulative effect to adjust the estimated tax rate to 37.2% for the full year 2016. The effective tax rate for the nine months ended September 30, 2016 and September 30, 2015 was approximately 37.2% and 40.8%, respectively. The Company expects the tax rate for the full year 2016 to approximate 37.2%, excluding discrete items.
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

9. Regulatory Requirements
CSS, a registered broker/dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker/dealers maintain a minimum level of net capital, as prescribed under the Rule. As of September 30, 2016, CSS had net capital of approximately $2,764,000, which exceeded its requirements by approximately $2,572,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker/dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. In July 2016, CSCM made a capital contribution into CSS in the amount of $2 million.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of September 30, 2016, CSAL and CSUK had aggregate regulatory

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

capital of approximately $69,248,000, which exceeded aggregate regulatory capital requirements by approximately $66,565,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment advisory and administration fees	$61,116	$53,059	$168,844	$165,007
Distribution and service fees	5,296	3,961	14,200	11,881
	$66,412	$57,020	$183,044	$176,888
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored funds for the three and nine months ended September 30, 2016 and 2015 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$8,361	$—	$8,361	$—
Gross realized gains	792	—	792	—
Gross realized losses	—	—	—	—
Dividend income	129	—	399	116
The Company has agreements with certain affiliated open-end and closed-end funds to reimburse certain fund expenses. For the three months ended September 30, 2016 and 2015, expenses of approximately $2,273,000 and $1,998,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2016 and 2015, fund reimbursement expenses of approximately $6,096,000 and $6,476,000, respectively, were incurred.
Included in accounts receivable at September 30, 2016 and December 31, 2015 are receivables due from Company-sponsored funds of approximately $20,925,000 and $19,209,000, respectively.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of September 30, 2016, the Company has funded approximately $3.3 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

commitment was not recorded on the Company's condensed consolidated statements of financial condition as of September 30, 2016.

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
On November 2, 2016, CNS declared quarterly and special cash dividends on its common stock in the amount of $0.26 and $0.50 per share, respectively. The dividends will be payable on December 14, 2016 to stockholders of record at the close of business on November 23, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016 and September 30, 2015. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle.
Our primary investment strategies include U.S. real estate securities, global/international real estate securities, global listed infrastructure, master limited partnerships (MLPs), commodities, multi-strategy real assets, preferred securities and large cap value. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered funds and other commingled vehicles and separate accounts, including subadvised portfolios for financial institutions around the world.
Our products and services are marketed through multiple distribution channels. We distribute our U.S. registered funds principally through financial intermediaries, including broker/dealers, registered investment advisers, banks and fund supermarkets. Our funds domiciled in Europe are marketed to individual and institutional investors through financial intermediaries, as well as privately to institutional investors. Our institutional clients include corporate and public defined benefit and defined contribution pension plans, endowment funds and foundations, insurance companies and other financial institutions that access our investment management services directly, through consultants or through other intermediaries.
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
Quarterly Highlights
Revenue increased 9% from the second quarter of 2016 to $94.4 million for the third quarter of 2016. The increase in revenue was primarily attributable to higher average assets under management in all three investment vehicles and one additional day in the quarter. Operating income increased 9% from the second quarter of 2016 to $37.2 million for the third quarter of 2016. Operating margin decreased to 39.4% for the third quarter of 2016 compared with 39.5% for the second quarter of 2016. Our effective tax rate was 38.2% for the third quarter of 2016.
Assets under management increased by $1.7 billion, or 3%, in the third quarter of 2016 from $58.7 billion as of June 30, 2016 to $60.5 billion as of September 30, 2016. The increase was driven by net inflows and market appreciation, partially offset by distributions. Average assets under management increased by 8% during the third quarter of 2016 from $55.9 billion during the second quarter of 2016 to $60.5 billion during the third quarter of 2016. Our overall annualized organic growth rate was 15% for the third quarter of 2016. The organic growth rate represents the ratio of annualized net flows for the quarter to the beginning assets under management.
Third Quarter 2016 Business Developments
In August 2016, we hired a new head of funds and subadvisory sales for Europe, the Middle East and Africa. He will play a critical role in developing relationships with financial intermediaries in that region, raising awareness of Cohen & Steers' expertise in liquid real assets and income solutions.

Assets Under Management
The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Institutional Accounts
Assets under management, beginning of period	$29,581	$24,545	$26,105	$26,201
Inflows	1,612	917	5,010	2,623
Outflows	(636)	(394)	(1,705)	(1,904)
Net inflows	976	523	3,305	719
Market appreciation (depreciation)	219	137	2,771	(632)
Distributions	(828)	(560)	(2,233)	(1,643)
Total increase (decrease)	367	100	3,843	(1,556)
Assets under management, end of period	$29,948	$24,645	$29,948	$24,645
Average assets under management for period	$30,138	$24,885	$27,998	$25,961

Open-end Funds
Assets under management, beginning of period	$19,777	$16,236	$17,460	$17,131
Inflows	2,592	1,230	7,007	5,081
Outflows	(1,322)	(1,346)	(4,262)	(4,582)
Net inflows (outflows)	1,270	(116)	2,745	499
Market appreciation (depreciation)	275	140	1,625	(311)
Distributions	(157)	(119)	(665)	(1,178)
Total increase (decrease)	1,388	(95)	3,705	(990)
Assets under management, end of period	$21,165	$16,141	$21,165	$16,141
Average assets under management for period	$20,863	$16,433	$18,892	$17,298

Closed-end Funds
Assets under management, beginning of period	$9,391	$9,367	$9,029	$9,805
Inflows	—	—	—	—
Outflows	—	—	(86)	(19)
Net outflows	—	—	(86)	(19)
Market appreciation (depreciation)	115	(278)	808	(443)
Distributions	(122)	(131)	(367)	(385)
Total (decrease) increase	(7)	(409)	355	(847)
Assets under management, end of period	$9,384	$8,958	$9,384	$8,958
Average assets under management for period	$9,516	$9,349	$9,141	$9,717

Total
Assets under management, beginning of period	$58,749	$50,148	$52,594	$53,137
Inflows	4,204	2,147	12,017	7,704
Outflows	(1,958)	(1,740)	(6,053)	(6,505)
Net inflows	2,246	407	5,964	1,199
Market appreciation (depreciation)	609	(1)	5,204	(1,386)
Distributions	(1,107)	(810)	(3,265)	(3,206)
Total increase (decrease)	1,748	(404)	7,903	(3,393)
Assets under management, end of period	$60,497	$49,744	$60,497	$49,744
Average assets under management for period	$60,517	$50,667	$56,031	$52,976
_________________________

(1)	September 30, 2015 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management in institutional accounts for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Japan Subadvisory
Assets under management, beginning of period	$14,852	$12,160	$13,112	$13,377
Inflows	1,084	390	2,858	1,234
Outflows	(96)	(115)	(165)	(515)
Net inflows	988	275	2,693	719
Market (depreciation) appreciation	(68)	359	1,372	(219)
Distributions	(828)	(560)	(2,233)	(1,643)
Total increase (decrease)	92	74	1,832	(1,143)
Assets under management, end of period	$14,944	$12,234	$14,944	$12,234
Average assets under management for period	$15,025	$12,308	$13,949	$13,056

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,782	$5,363	$5,428	$5,480
Inflows	374	356	709	818
Outflows	(223)	(258)	(638)	(752)
Net inflows	151	98	71	66
Market appreciation (depreciation)	115	(195)	549	(280)
Total increase (decrease)	266	(97)	620	(214)
Assets under management, end of period	$6,048	$5,266	$6,048	$5,266
Average assets under management for period	$5,979	$5,466	$5,609	$5,565

Advisory
Assets under management, beginning of period	$8,947	$7,022	$7,565	$7,344
Inflows	154	171	1,443	571
Outflows	(317)	(21)	(902)	(637)
Net (outflows) inflows	(163)	150	541	(66)
Market appreciation (depreciation)	172	(27)	850	(133)
Total increase (decrease)	9	123	1,391	(199)
Assets under management, end of period	$8,956	$7,145	$8,956	$7,145
Average assets under management for period	$9,134	$7,111	$8,440	$7,340

Total Institutional Accounts
Assets under management, beginning of period	$29,581	$24,545	$26,105	$26,201
Inflows	1,612	917	5,010	2,623
Outflows	(636)	(394)	(1,705)	(1,904)
Net inflows	976	523	3,305	719
Market appreciation (depreciation)	219	137	2,771	(632)
Distributions	(828)	(560)	(2,233)	(1,643)
Total increase (decrease)	367	100	3,843	(1,556)
Assets under management, end of period	$29,948	$24,645	$29,948	$24,645
Average assets under management for period	$30,138	$24,885	$27,998	$25,961
_________________________

(1)	September 30, 2015 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
U.S. Real Estate
Assets under management, beginning of period	$30,981	$25,604	$27,814	$28,357
Inflows	2,141	937	5,930	3,731
Outflows	(722)	(885)	(2,526)	(3,056)
Net inflows	1,419	52	3,404	675
Market (depreciation) appreciation	(135)	777	2,769	(618)
Distributions	(890)	(621)	(2,612)	(2,602)
Other (2)	(127)	—	(127)	—
Total increase (decrease)	267	208	3,434	(2,545)
Assets under management, end of period	$31,248	$25,812	$31,248	$25,812
Average assets under management for period	$31,552	$26,130	$29,278	$27,822

Global/International Real Estate
Assets under management, beginning of period	$9,984	$9,654	$9,476	$10,184
Inflows	231	170	1,193	862
Outflows	(554)	(337)	(1,512)	(1,451)
Net outflows	(323)	(167)	(319)	(589)
Market appreciation (depreciation)	314	(67)	926	(59)
Distributions	(46)	(41)	(154)	(157)
Other (2)	127	—	127	—
Total increase (decrease)	72	(275)	580	(805)
Assets under management, end of period	$10,056	$9,379	$10,056	$9,379
Average assets under management for period	$10,256	$9,633	$9,869	$10,050

Preferred Securities
Assets under management, beginning of period	$9,082	$6,742	$7,705	$6,342
Inflows	1,611	506	3,903	1,903
Outflows	(435)	(305)	(1,447)	(1,275)
Net inflows	1,176	201	2,456	628
Market appreciation	297	24	610	162
Distributions	(115)	(90)	(331)	(255)
Total increase	1,358	135	2,735	535
Assets under management, end of period	$10,440	$6,877	$10,440	$6,877
Average assets under management for period	$9,937	$6,843	$8,773	$6,771

Global Listed Infrastructure
Assets under management, beginning of period	$5,760	$5,422	$5,147	$5,697
Inflows	141	418	477	717
Outflows	(77)	(115)	(304)	(472)
Net inflows	64	303	173	245
Market appreciation (depreciation)	80	(469)	670	(595)
Distributions	(42)	(44)	(128)	(135)
Total increase (decrease)	102	(210)	715	(485)
Assets under management, end of period	$5,862	$5,212	$5,862	$5,212
Average assets under management for period	$5,854	$5,464	$5,449	$5,638
_________________________

(1)	September 30, 2015 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

(2)	Represents transfer of assets under management not related to subscriptions, redemptions, market appreciation (depreciation) or distributions.

Assets under Management by Investment Strategy - continued	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Other
Assets under management, beginning of period	$2,942	$2,726	$2,452	$2,557
Inflows	80	116	514	491
Outflows	(170)	(98)	(264)	(251)
Net (outflows) inflows	(90)	18	250	240
Market appreciation (depreciation)	53	(266)	229	(276)
Distributions	(14)	(14)	(40)	(57)
Total (decrease) increase	(51)	(262)	439	(93)
Assets under management, end of period	$2,891	$2,464	$2,891	$2,464
Average assets under management for period	$2,918	$2,597	$2,662	$2,695

Total
Assets under management, beginning of period	$58,749	$50,148	$52,594	$53,137
Inflows	4,204	2,147	12,017	7,704
Outflows	(1,958)	(1,740)	(6,053)	(6,505)
Net inflows	2,246	407	5,964	1,199
Market appreciation (depreciation)	609	(1)	5,204	(1,386)
Distributions	(1,107)	(810)	(3,265)	(3,206)
Other (2)	—	—	—	—
Total increase (decrease)	1,748	(404)	7,903	(3,393)
Assets under management, end of period	$60,497	$49,744	$60,497	$49,744
Average assets under management for period	$60,517	$50,667	$56,031	$52,976
_________________________

(1)	September 30, 2015 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

(2)	Represents transfer of assets under management not related to subscriptions, redemptions, market appreciation (depreciation) or distributions.
Overview
Assets under management were $60.5 billion at September 30, 2016, an increase of 22% from $49.7 billion at September 30, 2015. The increase was due to market appreciation of $7.8 billion and net inflows of $7.4 billion, partially offset by distributions of $4.5 billion. Market appreciation included $4.7 billion from U.S. real estate, $1.4 billion from global/international real estate and $819 million from preferred securities. Net inflows included $4.4 billion into U.S. real estate and $3.2 billion into preferred securities, partially offset by net outflows of $613 million from global/international real estate.
Average assets under management were $60.5 billion for the three months ended September 30, 2016, an increase of 19% from $50.7 billion for the three months ended September 30, 2015. Average assets under management were $56.0 billion for the nine months ended September 30, 2016, an increase of 6% from $53.0 billion for the nine months ended September 30, 2015.
Institutional accounts
Assets under management in institutional accounts, which represented 50% of total assets under management, were $29.9 billion at September 30, 2016, an increase of 22% from $24.6 billion at September 30, 2015. The increase in institutional assets under management was due to market appreciation of $4.3 billion and net inflows of $3.9 billion, partially offset by distributions from Japan subadvised accounts of $2.8 billion. Market appreciation included $2.6 billion from U.S. real estate and $1.2 billion from global/international real estate. Net inflows included $3.0 billion into U.S. real estate and $449 million into preferred securities.
Average assets under management for institutional accounts were $30.1 billion for the three months ended September 30, 2016, an increase of 21% from $24.9 billion for the three months ended September 30, 2015. Average assets under management were $28.0 billion for the nine months ended September 30, 2016, an increase of 8% from $26.0 billion for the nine months ended September 30, 2015.
Assets under management in Japan subadvised accounts, which represented 50% of institutional assets under management, were $14.9 billion at September 30, 2016, an increase of 22% from $12.2 billion at September 30, 2015. The increase in Japan subadvised assets under management was due to market appreciation of $2.3 billion and net inflows of $3.2 billion, partially offset by distributions of $2.8 billion, all of which were primarily from U.S. real estate.
Average assets under management for Japan subadvised accounts were $15.0 billion for the three months ended September 30, 2016, an increase of 22% from $12.3 billion for the three months ended September 30, 2015. Average assets under management were $13.9 billion for the nine months ended September 30, 2016, an increase of 7% from $13.1 billion for the nine months ended September 30, 2015.
Assets under management in institutional subadvised accounts excluding Japan, which represented 20% of institutional assets under management, were $6.0 billion at September 30, 2016, an increase of 15% from $5.3 billion at September 30, 2015. The increase in assets under management was due to market appreciation of $754 million and net inflows of $27 million. Market appreciation included $365 million from global/international real estate, $151 million from U.S. real estate, and $131 million from global listed infrastructure.
Average assets under management for institutional subadvised accounts excluding Japan were $6.0 billion for the three months ended September 30, 2016, an increase of 9% from $5.5 billion for the three months ended September 30, 2015. Average assets under management were $5.6 billion for both the nine months ended September 30, 2016 and 2015, respectively.
Assets under management in institutional advised accounts, which represented 30% of institutional assets under management, were $9.0 billion at September 30, 2016, an increase of 25% from $7.1 billion at September 30, 2015. The increase in assets under management was due to market appreciation of $1.2 billion and net inflows of $600 million. Market appreciation included $621 million from global/international real estate, $367 million from U.S. real estate and $110 million from global listed infrastructure. Net inflows included $326 million into multi-strategy real assets (included in Other in the table above), $282 million into global listed infrastructure, and $185 million into preferred securities, partially offset by net outflows of $176 million from U.S. real estate.
Average assets under management for institutional advised accounts were $9.1 billion for the three months ended September 30, 2016, an increase of 28% from $7.1 billion for the three months ended September 30, 2015. Average assets under management were $8.4 billion for the nine months ended September 30, 2016, an increase of 15% from $7.3 billion for the nine months ended September 30, 2015.
Open-end funds
Assets under management in open-end funds, which represented 35% of total assets under management, were $21.2 billion at September 30, 2016, an increase of 31% from $16.1 billion at September 30, 2015. The increase in assets under management was due to market appreciation of $2.5 billion and net inflows of $3.7 billion, partially offset by distributions of $1.2 billion. Market appreciation included $1.7 billion from U.S. real estate and $500 million from preferred securities. Net inflows included $2.7 billion into preferred securities and $1.5 billion into U.S. real estate, partially offset by net outflows of $439 million from global/international real estate.
Average assets under management for open-end funds were $20.9 billion for the three months ended September 30, 2016, an increase of 27% from $16.4 billion for the three months ended September 30, 2015. Average assets under management were $18.9 billion for the nine months ended September 30, 2016, an increase of 9% from $17.3 billion for the nine months ended September 30, 2015.
Closed-end funds
Assets under management in closed-end funds, which represented 15% of total assets under management, were $9.4 billion at September 30, 2016, an increase of 5% from $9.0 billion at September 30, 2015. The increase in assets under management was due to market appreciation of $1.0 billion, partially offset by distributions of $499 million and outflows of $120 million primarily related to a decrease in a certain fund's outstanding leverage.

Average assets under management for closed-end funds were $9.5 billion for the three months ended September 30, 2016, an increase of 2% from $9.3 billion for the three months ended September 30, 2015. Average assets under management were $9.1 billion for the nine months ended September 30, 2016, a decrease of 6% from $9.7 billion for the nine months ended September 30, 2015.
Investment Performance as of September 30, 2016

	% of Total AUM in Outperforming Strategies (1)			% of U.S. Open-End Fund AUM by Morningstar Rating (2), as of September 30, 2016
	September 30, 2014	September 30, 2015	September 30, 2016
1-Year	99%	88%	50%	Not Rated	—	1%
3-Year	73%	87%	98%	1 or 2 Star	« or ««	2%
5-Year	51%	76%	75%	3 Star	«««	16%
10-Year	62%	94%	95%	4 or 5 Star	«««« or «««««	82%
_________________________

(1)
Past performance of investment strategies is no guarantee of future results. Outperformance determined by annualized investment performance of all accounts in each investment strategy measured gross of fees and net of withholding taxes in comparison to performance of each account’s reference benchmark measured net of withholding taxes, where applicable. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

(2)
Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S. registered mutual fund for overall period as of September 30, 2016. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

© 2016 Morningstar, Inc. All Rights Reserved. The information contained in the table above: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period as of September 30, 2016. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Results of Operations

(in thousands, except per share data and percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
U.S. GAAP
Revenue	$94,388	$79,667	$260,442	$246,984
Expenses	$57,175	$48,190	$160,791	$149,787
Operating income	$37,213	$31,477	$99,651	$97,197
Operating margin	39.4%	39.5%	38.3%	39.4%
Non-operating income (loss)	$1,356	$(7,727)	$6,465	$(9,233)
Net income attributable to common stockholders	$23,877	$12,338	$66,768	$52,166
Diluted earnings per share	$0.51	$0.27	$1.44	$1.14

As Adjusted (2)
Revenue	$94,419	$79,687	$260,560	$247,047
Expenses	$57,121	$48,179	$158,764	$149,764
Operating income	$37,298	$31,508	$101,796	$97,283
Operating margin	39.5%	39.5%	39.1%	39.4%
Non-operating income (loss)	$394	$(210)	$590	$(805)
Net income attributable to common stockholders	$23,626	$19,405	$63,736	$59,816
Diluted earnings per share	$0.51	$0.42	$1.37	$1.30
_________________________

(1)
Non-operating income (loss) for the three and nine months ended September 30, 2015 have been retroactively adjusted to reflect the seed investment in MLO as if it had been an equity method investment in those periods. Accordingly, unrealized losses in the amount of $(4,755,000) for the three months ended September 30, 2015 and $(6,506,000) for the nine months ended September 30, 2015 have been reclassified from accumulated other comprehensive income to equity in earnings (losses) of affiliates.

(2)
The as adjusted financial measures represent non-GAAP financial measures. Please refer to the “Non-GAAP Reconciliation” on pages 37-38 for a reconciliation to the most directly comparable U.S. GAAP financial measures.

U.S. GAAP
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Revenue
Total revenue increased 19% to $94.4 million for the three months ended September 30, 2016 from $79.7 million for the three months ended September 30, 2015. This increase was primarily attributable to higher investment advisory and administration fees of $12.6 million, resulting from higher average assets under management in all three investment vehicles.
For the three months ended September 30, 2016:

•
Total investment advisory revenue from institutional accounts increased 22% to $25.1 million from $20.6 million for the three months ended September 30, 2015. Total investment advisory revenue compared with average assets under management in institutional accounts implies an annualized effective fee rate of 33 bps for both the three months ended September 30, 2016 and 2015.

•
Total investment advisory and administration revenue from open-end funds increased 24% to $40.8 million from $32.8 million for the three months ended September 30, 2015. Total investment advisory and administration revenue compared with average assets under management in open-end funds implies an annualized effective fee rate of 78 bps and 79 bps for the three months ended September 30, 2016 and 2015, respectively.

•
Total investment advisory and administration revenue from closed-end funds increased 1% to $20.1 million from $20.0 million for the three months ended September 30, 2015. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implies an annualized effective fee rate of 84 bps and 85 bps for the three months ended September 30, 2016 and 2015, respectively.

Expenses
Total operating expenses increased 19% to $57.2 million for the three months ended September 30, 2016 from $48.2 million for the three months ended September 30, 2015, primarily due to increases in employee compensation and benefits of $5.1 million, distribution and service fee expenses of $2.5 million, and general and administrative expenses of $953,000.
Employee compensation and benefits increased 20% to $31.0 million for the three months ended September 30, 2016 from $25.9 million for the three months ended September 30, 2015. The increase was primarily due to increases in incentive compensation of approximately $3.5 million and salaries of approximately $952,000.
Distribution and service fee expenses increased 29% to $11.1 million for the three months ended September 30, 2016 from $8.6 million for the three months ended September 30, 2015. The increase was primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased 8% to $13.1 million for the three months ended September 30, 2016 from $12.2 million for the three months ended September 30, 2015. The increase was primarily due to higher information technology expenses of approximately $347,000, marketing expenses of approximately $306,000 and rent and occupancy costs of approximately $192,000.
Operating Margin
Operating margin for the three months ended September 30, 2016 was 39.4%, compared with 39.5% for the three months ended September 30, 2015.
Non-operating Income
Non-operating income for the three months ended September 30, 2016 was $1.4 million, compared with non-operating loss of $7.7 million for the three months ended September 30, 2015. The change was primarily due to realized and unrealized gains from our seed investments. Non-operating loss for the three months ended September 30, 2015 included an unrealized loss in the amount of $4.8 million that, due to a change in accounting classification, has been retroactively adjusted to reflect this unrealized loss on the condensed consolidated statement of operations. Non-operating income for the three months ended September 30, 2016 included net loss attributable to redeemable noncontrolling interest of $46,000. Non-operating loss for the three months ended September 30, 2015 included net loss attributable to redeemable noncontrolling interest of $129,000.
Income Taxes
Income tax expense was $14.7 million for the three months ended September 30, 2016, compared with $11.5 million for the three months ended September 30, 2015. The provision for income taxes for the three months ended September 30, 2016 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 38.2%, which included the cumulative effect to adjust our estimated tax rate to 37.2% for the year. The effective tax rate for the three months ended September 30, 2015 was approximately 48.3% which included the effect of recording a valuation allowance on the tax benefit associated with the retroactive adjustment to record the unrealized losses on one of the company's seed investments as a result of a change in accounting classification. We expect our tax rate for the full year 2016 to approximate 37.2%, excluding discrete items.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Revenue
Total revenue increased 5% to $260.4 million for the nine months ended September 30, 2016 from $247.0 million for the nine months ended September 30, 2015. This increase was primarily attributable to higher investment advisory and administration fees of $9.8 million, primarily resulting from higher average assets under management in institutional accounts and open-end funds.
For the nine months ended September 30, 2016:

•
Total investment advisory revenue from institutional accounts increased 9% to $69.9 million from $64.0 million for the nine months ended September 30, 2015. Total investment advisory revenue compared with average assets under management in institutional accounts implies an annualized effective fee rate of 33 bps for both the nine months ended September 30, 2016 and 2015.

•
Total investment advisory and administration revenue from open-end funds increased 8% to $110.8 million from $102.7 million for the nine months ended September 30, 2015. Total investment advisory and administration revenue compared with average assets under management in open-end funds implies an annualized effective fee rate of 78 bps and 79 bps for the nine months ended September 30, 2016 and 2015, respectively.

•
Total investment advisory and administration revenue from closed-end funds decreased 7% to $57.5 million from $61.8 million for the nine months ended September 30, 2015. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implies an annualized effective fee rate of 84 bps and 85 bps for the nine months ended September 30, 2016 and 2015, respectively.

Expenses
Total operating expenses increased 7% to $160.8 million for the nine months ended September 30, 2016 from $149.8 million for the nine months ended September 30, 2015, due to increases of $7.0 million in employee compensation and benefits, $2.2 million in distribution and service fee expenses, and $889,000 in general and administrative expenses.
Employee compensation and benefits increased 9% to $87.3 million for the nine months ended September 30, 2016 from $80.3 million for the nine months ended September 30, 2015. The increase was primarily due to increased incentive compensation of approximately $3.4 million, salaries of approximately $2.3 million, and higher production compensation of approximately $2.1 million, partially offset by lower severance of $400,000.
Distribution and service fee expenses increased 8% to $29.6 million for the nine months ended September 30, 2016 from $27.4 million for the nine months ended September 30, 2015. The increase was primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased 2% to $38.4 million for the nine months ended September 30, 2016 from $37.5 million for the nine months ended September 30, 2015. The increase was primarily due to higher professional fees of approximately $541,000, higher rent and occupancy costs of approximately $516,000, and increased information technology expenses of approximately $465,000, partially offset by lower travel and entertainment of approximately $451,000 and recruiting fees of approximately $292,000.
Operating Margin
Operating margin for the nine months ended September 30, 2016 was 38.3%, compared with 39.4% for the nine months ended September 30, 2015.
Non-operating Income
Non-operating income for the nine months ended September 30, 2016 was $6.5 million, compared with non-operating loss of $9.2 million for the nine months ended September 30, 2015. The change was primarily due to realized and unrealized gains from our seed investments. Non-operating loss for the nine months ended September 30, 2015 included an unrealized loss in the amount of $6.5 million that, due to a change in accounting classification, has been retroactively adjusted to reflect this unrealized loss on the condensed consolidated statement of operations. Non-operating income for the nine months ended September 30, 2016 included net loss attributable to redeemable noncontrolling interest of $149,000. Non-operating loss for the nine months ended September 30, 2015 included net loss attributable to redeemable noncontrolling interest of $163,000.
Income Taxes
Income tax expense was $39.5 million for the nine months ended September 30, 2016, compared with $36.0 million for the nine months ended September 30, 2015. The provision for income taxes for the nine months ended September 30, 2016 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 37.2%. The effective tax rate for the nine months ended September 30, 2015 was approximately 40.8%. We expect our tax rate for the full year 2016 to approximate 37.2%, excluding discrete items.

As Adjusted
This section discusses the financial results of the Company as presented on a non-GAAP basis for the three and nine months ended September 30, 2016, compared with the three and nine months ended September 30, 2015. The term “as adjusted” is used to identify non-GAAP financial information in the discussion below and excludes the financial results associated with our seed investments, the effect of the accelerated vesting of certain restricted stock units in the first quarter of 2016 and the tax effect on these items. Please refer to the “Non-GAAP Reconciliation” on pages 37-38 for a reconciliation to the most directly comparable U.S. GAAP financial measures.
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Non-operating Income
Non-operating income, as adjusted, for the three months ended September 30, 2016 was $394,000, compared with non-operating loss, as adjusted, of $210,000 for the three months ended September 30, 2015. Non-operating income, as adjusted, for the three months ended September 30, 2016, was comprised primarily of interest earned on corporate cash of $103,000 and net gains on foreign currency revaluation of $302,000.
Income Taxes
Income tax expense, as adjusted, for the three months ended September 30, 2016 was $14.1 million, compared with $11.9 million for the three months ended September 30, 2015. The provision for income taxes, as adjusted, excluded the income tax effects related to the results from our seed investments. The effective tax rate, as adjusted, for the three months ended September 30, 2016 and September 30, 2015 was 37.3% and 38%, respectively.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Expenses
Total operating expenses, as adjusted, increased 6% to $158.8 million for the nine months ended September 30, 2016 from $149.8 million for the nine months ended September 30, 2015. Employee compensation and benefits, as adjusted, excluded amounts attributable to the accelerated vesting of certain restricted stock units recorded during the first quarter of 2016.
Operating Margin
Operating margin, as adjusted, for the nine months ended September 30, 2016 was 39.1%, compared with 39.4% for the nine months ended September 30, 2015.
Non-operating Income
Non-operating income, as adjusted, for the nine months ended September 30, 2016 was $590,000, compared with non-operating loss, as adjusted, of $805,000 for the nine months ended September 30, 2015. Non-operating income, as adjusted, for the nine months ended September 30, 2016, was comprised primarily of interest earned on corporate cash of $293,000 and net gains on foreign currency revaluation of $338,000.
Income Taxes
Income tax expense, as adjusted, for the nine months ended September 30, 2016 was $38.7 million, compared with $36.7 million for the nine months ended September 30, 2015. The provision for income taxes, as adjusted, for the nine months ended September 30, 2016 excluded income tax effects related to the accelerated vesting of certain restricted stock units in the first quarter of 2016 and results from our seed investments for the nine months ended September 30, 2016. The effective tax rate, as adjusted, for the nine months ended September 30, 2016 and September 30, 2015 was 37.8% and 38%, respectively.

Non-GAAP Reconciliation
Management believes that use of these non-GAAP financial measures may enhance the evaluation of our results, as they provide greater transparency into our operating results. In addition, these non-GAAP financial measures are used to prepare our internal management reports and by management in evaluating our business.
While we believe that this non-GAAP financial information is useful in evaluating our results and operating performance, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with U.S. GAAP.

(in thousands, except per share data and percentages)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015 (1)	2016		2015 (1)
Revenue, U.S. GAAP	$94,388		$79,667	$260,442		$246,984
Investment advisory and administration fees (2)	$30		$19	$116		$62
Distribution and service fees (2)	$1		$1	$2		$1
Revenue, as adjusted	$94,419		$79,687	$260,560		$247,047

Expenses, U.S. GAAP	$57,175		$48,190	$160,791		$149,787
Employee compensation and benefits	$(29)	(3)	$—	$(1,945)	(4)	$—
General and administrative (2)	$(25)		$(11)	$(82)		$(23)
Expenses, as adjusted	$57,121		$48,179	$158,764		$149,764

Operating income, U.S. GAAP	$37,213		$31,477	$99,651		$97,197
Revenue adjustments above	$31		$20	$118		$63
Expense adjustments above	$54		$11	$2,027		$23
Operating income, as adjusted	$37,298		$31,508	$101,796		$97,283

Non-operating income (loss), U.S. GAAP	$1,356		$(7,727)	$6,465		$(9,233)
Interest and dividends on seed investments (5)	$(264)		$(231)	$(1,172)		$(893)
Loss (gain) from trading investments (5)	$376		$1,386	$(434)		$1,632
Equity in (earnings) losses of affiliates (5)	$(130)		$5,893	$(3,197)		$7,640
(Gain) loss from available-for-sale investments (5)	$(944)		$469	$(1,072)		$49
Non-operating income (loss), as adjusted	$394		$(210)	$590		$(805)

Net income (loss) attributable to redeemable noncontrolling interest, U.S. GAAP	$46		$129	$149		$163
Amounts attributable to consolidated seed investments (2)	$(46)		$(129)	$(149)		$(163)
Net income attributable to redeemable noncontrolling interest, as adjusted	$—		$—	$—		$—

Provision for income taxes, U.S. GAAP	$14,738		$11,541	$39,497		$35,961
Tax effect on adjustments (6)	$(672)		$352	$(847)		$701
Provision for income taxes, as adjusted	$14,066		$11,893	$38,650		$36,662
________________________

(1)
During the three months ended December 31, 2015, one of the company's seed investments changed classification from available-for-sale to equity method. As a result, all prior periods have been retroactively adjusted to reflect this investment as if it had been an equity method investment in prior periods.

(2)	Represents amounts related to deconsolidation of our consolidated seed investments in Company-sponsored funds.

(3)	Represents amounts necessary to maintain non-GAAP compensation-to-revenue ratio in light of deconsolidation adjustment to revenue.

(4)	Represents amounts attributable to the accelerated vesting of certain restricted stock units in the three months ended March 31, 2016.

(5)
Represents dividend income and realized gains attributable to our seed investments classified as available-for-sale, our proportionate share of the results of operations of seed investments classified as equity method investments including realized and unrealized gains and losses, and amounts attributable to our consolidated seed investments.

(6)
The provision for income taxes is provided for at 37.32% and 38% for the three months ended September 30, 2016 and 2015, respectively, and 37.75%, and 38% for the nine months ended September 30, 2016 and 2015, respectively, which is the rate the company would pay on its earnings excluding the effect of non-operating gains and losses on seed investments and discrete items.

(in thousands, except per share data and percentages)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015 (1)	2016		2015 (1)
Net income attributable to common stockholders, U.S. GAAP	$23,877		$12,338	$66,768		$52,166
Investment advisory and administration fees (2)	$30		$19	$116		$62
Distribution and service fees (2)	$1		$1	$2		$1
Employee compensation and benefits	$29	(3)	$—	$1,945	(4)	$—
General and administrative (2)	$25		$11	$82		$23
Interest and dividends on seed investments (5)	$(264)		$(231)	$(1,172)		$(893)
Loss (gain) from trading investments (5)	$376		$1,386	$(434)		$1,632
Equity in (earnings) losses of affiliates (5)	$(130)		$5,893	$(3,197)		$7,640
(Gain) loss from available-for-sale investments (5)	$(944)		$469	$(1,072)		$49
Tax effect on adjustments (6)	$672		$(352)	$847		$(701)
Amounts attributable to consolidated seed investments (2)	$(46)		$(129)	$(149)		$(163)
Net income attributable to common stockholders, as adjusted	$23,626		$19,405	$63,736		$59,816

Diluted weighted average shares outstanding	46,544		45,830	46,373		45,873
Diluted earnings per share, U.S. GAAP	$0.51		$0.27	$1.44		$1.14
Diluted earnings per share, as adjusted	$0.51		$0.42	$1.37		$1.30
Operating margin, U.S. GAAP	39.4%		39.5%	38.3%		39.4%
Operating margin, as adjusted	39.5%		39.5%	39.1%		39.4%
________________________

(1)
During the three months ended December 31, 2015, one of the company's seed investments changed classification from available-for-sale to equity method. As a result, all prior periods have been retroactively adjusted to reflect this investment as if it had been an equity method investment in prior periods.

(2)	Represents amounts related to deconsolidation of our consolidated seed investments in Company-sponsored funds.

(3)	Represents amounts necessary to maintain non-GAAP compensation-to-revenue ratio in light of deconsolidation adjustment to revenue.

(4)	Represents amounts attributable to the accelerated vesting of certain restricted stock units in the three months ended March 31, 2016.

(5)
Represents dividend income and realized gains attributable to our seed investments classified as available-for-sale, our proportionate share of the results of operations of seed investments classified as equity method investments including realized and unrealized gains and losses, and amounts attributable to our consolidated seed investments.

(6)
The provision for income taxes is provided for at 37.32% and 38% for the three months ended September 30, 2016 and 2015, respectively, and 37.75%, and 38% for the nine months ended September 30, 2016 and 2015, respectively, which is the rate the company would pay on its earnings excluding the effect of non-operating gains and losses on seed investments and discrete items.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable (together, liquid assets). Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor. Cash and cash equivalents, equity method investments (excluding investments measured at NAV (or its equivalent) as a practical expedient in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement), available-for-sale investments and accounts receivable, were 80% and 71% of total assets as of September 30, 2016 and December 31, 2015, respectively.
Cash and cash equivalents increased $22.1 million, excluding the effect of foreign exchange rate changes, over the nine months ended September 30, 2016. Net cash provided by operating activities was $60.8 million for the nine months ended September 30, 2016. Net cash provided by investing activities was $1.0 million, which included proceeds from sales of available-for-sale investments in the amount of $15.2 million, partially offset by purchases of property and equipment in the amount of $7.4 million and purchases of available-for-sale investments in the amount of $7.2 million. Net cash of $39.7 million was used in financing activities, primarily for dividends paid to stockholders of $35.9 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $8.0 million, partially offset by contributions from redeemable noncontrolling interest of $3.9 million.

Cash and cash equivalents increased $21.7 million, excluding the effect of foreign exchange rate changes, over the nine months ended September 30, 2015. Net cash provided by operating activities was $68.4 million for the nine months ended September 30, 2015. Net cash provided by investing activities was $1.2 million, which included proceeds from sales of available-for-sale investments in the amount of $7.0 million, partially offset by purchases of available-for-sale investments in the amount of $4.1 million and purchases of property and equipment in the amount of $1.6 million. Net cash of $47.9 million was used in financing activities, primarily for dividends paid to stockholders of $34.1 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $19.2 million, partially offset by excess tax benefits associated with the vesting and delivery of restricted stock units of $4.7 million.
We continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker/dealer, as prescribed by the Securities and Exchange Commission (SEC). The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker/dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. At September 30, 2016, we exceeded our minimum regulatory capital requirements by approximately $2.6 million. During July 2016, Cohen & Steers Capital Management, Inc. made a capital contribution of $2 million into Cohen & Steers Securities, LLC.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At September 30, 2016, CSAL and CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $66.6 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Included in cash and cash equivalents was approximately $88.8 million held by our foreign subsidiaries as of September 30, 2016. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
We periodically commit to fund a portion of the equity in certain of our sponsored investment products. We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of September 30, 2016, we have funded approximately $3.3 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of September 30, 2016 or December 31, 2015.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable long-term operating leases for office space, information technology applications and office equipment. There were no material capital lease obligations as of September 30, 2016. The following summarizes our contractual obligations as of September 30, 2016 (in thousands):

	2016	2017	2018	2019	2020	2021 and after	Total
Operating leases	$3,130	$12,187	$11,430	$11,630	$11,302	$33,506	$83,185
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2016 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2016, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2016	848	$43.06	—	—
August 1 through August 31, 2016	1,574	$42.44	—	—
September 1 through September 30, 2016	—	$—	—	—
Total	2,422	$42.66	—	—
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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of September 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the nine months ended September 30, 2016 and 2015; (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	November 4, 2016	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 4, 2016	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer