Form 10-K
period 2016-12-31
COHEN & STEERS INC
filed 2017-02-24
CIK 1284812

_______________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2016 was approximately $836 million. There is no non-voting common stock of the Registrant outstanding.
As of February 21, 2017, there were 46,285,336 shares of the Registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2017 annual meeting of stockholders scheduled to be held on May 4, 2017 are incorporated by reference into Part III of this Form 10-K.
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
Our revenue is derived from fees received from our clients, including fees for managing or sub-advising client accounts; investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds; and fees for portfolio consulting and other services. Our fees are paid in arrears, based on contractually specified percentages of the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of investment performance, market conditions, foreign currency fluctuations, or investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
At December 31, 2016, we managed $57.2 billion in assets - $28.7 billion in institutional accounts, $19.6 billion in open-end funds, and $9.0 billion in closed-end funds. Our assets under management increased 9% from $52.6 billion at December 31, 2015 as a result of net inflows of $6.7 billion and market appreciation of $3.1 billion, partially offset by distributions of $5.2 billion.
Investment Vehicles
We manage three types of investment vehicles: institutional accounts, open-end funds and closed-end funds.
Institutional Accounts
Institutional accounts for which we serve as investment adviser represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in accordance with the investment requirements of that client as set forth in such client's investment advisory agreement and investment guidelines. The investment advisory agreements with our institutional account clients are generally terminable at any time. For the years ended December 31, 2016, 2015 and 2014, investment advisory fees from our institutional accounts totaled approximately $93.2 million, $85.5 million and $81.9 million, respectively, and accounted for 29%, 28% and 28%, respectively, of our investment advisory and administrative fee revenue.
Subadvisory assets, which represent accounts for which we have been appointed as a subadvisor by the investment adviser to that investment vehicle, are included in our institutional account assets. As subadvisor, we are responsible for managing the investments, while the investment adviser oversees our performance as subadvisor; the fund sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions of income for the investment vehicle to its beneficial owners. As of December 31, 2016, approximately $19.6 billion of our institutional account assets were subadvisory assets.
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
The investment advisory fees that we receive from the open-end funds for which we serve as investment adviser vary based on each fund's investment strategy, fees charged by other comparable funds and the market in which the fund is offered. In addition, we receive a separate fee for providing administrative services to certain open-end funds at a rate that is designed to reimburse us for the cost of providing these services. The open-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a percentage of the value of the fund's average assets under management. For the years ended December 31, 2016, 2015 and 2014, investment advisory and administrative fees from open-end funds totaled approximately $149.9 million, $136.9 million and $127.4 million, respectively, and accounted for 47%, 45% and 44%, respectively, of our investment advisory and administrative fee revenue.
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
The investment advisory fees that we receive from the closed-end funds for which we serve as investment adviser vary based on each fund's investment strategy, fees charged by other comparable funds and prevailing market conditions at the time each closed-end fund initially offered its shares to the public. In addition, we receive a separate fee for providing administrative services to eight of the nine closed-end funds at a rate that is designed to reimburse us for the cost of providing these services. The closed-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a percentage of the value of the fund's average assets under management. For the years ended December 31, 2016, 2015 and 2014, investment advisory and administrative fees from closed-end funds totaled approximately $76.6 million, $81.4 million and $82.5 million, respectively, and accounted for 24%, 27% and 28%, respectively, of our investment advisory and administrative fee revenue.
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
Portfolio Consulting and Other Services
We maintain two proprietary indexes, Cohen & Steers Realty Majors Index (RMP) and Cohen & Steers Global Realty Majors Index (GRM). RMP is the basis for the iShares Cohen & Steers REIT ETF sponsored by BlackRock Institutional Trust Company, N.A. GRM is the basis for Cohen & Steers Global Realty Majors ETF sponsored by ALPS Fund Services, Inc. and iShares Global Real Estate Index Fund sponsored by BlackRock Investments Canada Inc. We earn a licensing fee based on a percentage of the funds' assets for the use of our indexes, which assets, as of December 31, 2016, were approximately $3.6 billion. While we receive a fee on these assets, they are not included in our reported assets under management.
We also provide services in connection with model-based strategies accounts. We construct portfolios of securities that fulfill the investment objective of a specified mandate and supply portfolio models on a regular basis. As of December 31, 2016, we provided such services to accounts with aggregate assets of $2.8 billion. While we receive a fee on these assets, they are not included in our reported assets under management.
In addition, we provide several services in connection with assets held by unit investment trusts (UITs). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the UIT (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfy the investment objective of the UIT. We also provide ongoing portfolio monitoring services and provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2016, we provided such portfolio consulting services to UITs with aggregate assets of $1.0 billion. While we receive a fee on these assets, they are not included in our reported assets under management.
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
Below is a summary of our investment strategies:
Real Assets Multi-Strategy invests in a diversified multi-strategy portfolio of companies and securities that generally own or are backed by tangible real assets, including real estate securities, global listed infrastructure, commodities and natural resource equities, with the objective of achieving attractive total returns over the long term, while providing diversification and maximizing the potential for real returns in periods of rising inflation and rising interest rates.
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
Commodities invests in a diversified portfolio of exchange-traded commodity future contracts and other commodity-related financial derivative instruments. We take a fundamental, research-driven approach to commodities management, while seeking alpha through active trade implementation, which may entail going long, short or employing spread trades. The investment objective is total return.
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
Large Cap Value invests in a diversified portfolio of stocks issued by U.S. large capitalization companies that appear to be undervalued but have good prospects for capital appreciation and dividend growth. The investment objective is total return.
Global Natural Resource Equities seeks to maximize total returns by investing in companies involved in the production, extraction, or processing of commodities and natural resources. Specifically, the strategy invests in energy producers, metals and mining companies and agriculture-based businesses. The investment objective is total return.
In addition, we offer variations on these strategies that may combine multiple strategies in a single portfolio. Individual portfolios may be customized to comply with client-specific guidelines, benchmarks or risk profiles. Certain portfolios may employ leverage.
Our Distribution Network
Our distribution network encompasses the major channels in the asset management industry, including large brokerage firms, registered investment advisers, institutional investors and retirement recordkeepers. The U.S. registered open-end funds for which we serve as investment adviser are available for purchase with and without commissions through full service and discount broker-dealers as well as the significant networks serving financial advisers. Our institutional account clients include corporate and public defined benefit and defined contribution pension plans, endowment funds and foundations, insurance companies and other financial institutions that access our investment management services directly, through consultants or through other intermediaries.

Geographic Information
The table below presents revenue by client domicile for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$282,516	$266,583	$256,137
Non - U.S.
Japan	43,458	41,899	40,179
Other	23,902	20,173	17,618
Total	$349,876	$328,655	$313,934
Competition
We compete with a large number of global and U.S. investment managers, commercial banks, broker-dealers, insurance companies and other financial institutions. Many competing firms are parts of larger financial services companies and attract business through numerous channels, including retail banking, investment banking and underwriting contacts, insurance agencies and broker-dealers.
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
As interest in real assets increases, we may face increased competition from other managers that are competing for the same client base that we serve. Financial intermediaries that offer our products to their clients may also offer competing products. Many of our competitors have greater brand name recognition and more extensive client bases than we do, which could be to our disadvantage. In addition, our larger competitors have more resources and may have more capacity to expand their distribution channels and capture market share through ongoing business relationships and extensive marketing efforts. However, compared to our larger competitors, we may be able to grow our business at a faster rate from a relatively smaller asset base and shift resources in response to changing market conditions more quickly.
Regulation
We are subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which we do business. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of engagement in certain activities, reputational harm and loss of clients, suspension of personnel or revocation of their regulatory licenses, suspension or termination of investment adviser and/or broker-dealer registrations, or other sanctions and penalties.
CSCM is a registered investment adviser with the U.S. Securities and Exchange Commission (the SEC) and is an approved investment manager with the Luxembourg Commission de Surveillance du Secteur Financier (the CSSF) and the Irish Financial Services Regulatory Authority. CSCM has also obtained exemptions from registration that allow it to provide investment management services to institutions in Australia and Canada. CSCM is also a registered commodity trading advisor and a registered commodity pool operator with the Commodities Futures Trading Commission (the CFTC) and is a member of the National Futures Association (the NFA), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps, and various other financial instruments in which certain of the Company’s clients may invest.
CSUK, our UK-based subsidiary, is a registered investment adviser with the SEC and the United Kingdom Financial Conduct Authority and is an approved investment manager with the CSSF. CSUK provides investment management services in several European Union member states pursuant to the Markets in Financial Instruments Directive (MiFID). CSUK is subject to the Financial Services and Markets Act 2000, which regulates, among other things, certain liquidity and capital resources requirements. Such requirements may limit our ability to withdraw capital from CSUK. CSUK is also subject to certain pan-European regulations, including MiFID, the Capital Requirements Directive and the Alternative Investment Fund Managers Directive (AIFMD). MiFID regulates the provision of investment services throughout the European Economic Area and the Capital Requirements Directive regulates capital requirements. AIFMD regulates the management, administration and marketing of alternative investment funds domiciled in or marketed within the European Union and establishes a regime for the cross-border marketing of those funds. Please refer to Item 1A. Regulatory and Legal Risks for a discussion of the potential impact of the U.K. vote to exit the European Union on June 23, 2016 (referred to as "Brexit").
CSAL, our Hong Kong-based subsidiary, is a registered investment adviser with the SEC and the Hong Kong Securities and Futures Commission (the SFC) and is an approved investment manager with the CSSF. CSAL is subject to the Securities and Futures Ordinance (the SFO), which regulates, among other things, offers of investments to the public and the licensing of intermediaries. CSAL and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC.
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
CSS is a registered broker-dealer regulated by the SEC, the Financial Industry Regulatory Authority and other federal and state agencies. CSS is subject to regulations governing, among other things, sales practices, capital structure, and recordkeeping. CSS is also subject to the SEC’s net capital rule, which specifies minimum net capital levels for registered broker-dealers and is designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to withdraw capital and receive dividends from CSS.
Because of the global and integrated nature of our business, regulation applicable to an affiliate in one jurisdiction may affect the operation of affiliates in others or require compliance at a group level.
Employees
As of December 31, 2016, we had 287 full-time employees.
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

Item 1A. Risk Factors
Risks Related to our Business
A significant portion of our revenue for 2016 was derived from a single institutional client.
At December 31, 2016, our largest institutional client, Daiwa Asset Management, which holds accounts across numerous strategies and in subadvisory and model-based accounts and products, represented approximately 12% of our total revenue for 2016. Approximately 47% of the institutional account assets we managed and approximately 24% of our total assets under management were derived from this client. In addition, approximately 16% of our assets under advisement were derived from this client. Loss of, or significant withdrawal of assets from, any of these accounts would reduce our revenue and adversely affect our financial condition.
A decline in the absolute or relative performance of real estate securities would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2016, a significant majority of the assets we managed were concentrated in real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect any returns we realize. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. Income and real estate values may be adversely affected by, among other things, the cost of compliance with applicable laws, interest rates, the availability of financing, the creditworthiness of the tenants, and the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions. If the underlying properties do not generate sufficient income to meet operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance of real estate securities would have an adverse effect on the assets we manage, reducing the fees we earn and our revenue.
Our growth may be constrained by the size and number of real estate securities issuers, as well as REIT ownership restrictions.
Investments in real estate securities continue to play an important role in our overall business strategy. Our ability to continue to increase our ownership of real estate securities depends in part on growth in the size and number of issuers in the real estate securities market, particularly in the U.S. Our ability to increase our ownership may also be constrained by REIT ownership limits, which limit ownership of a REIT’s outstanding capital stock, common stock, and/or preferred stock. Although certain REITs in which we invest have granted us waivers from these ownership limits to allow greater investment, such REITs generally retain the right to revoke or reduce the waiver limits at any time. As a result of these constraints, we have in the past, and may in the future, be prevented from acquiring new or additional real estate securities, which may negatively affect our investment performance and our ability to increase the assets we manage and our revenue.
Support provided to new products may reduce fee income, increase expenses and expose us to potential losses on invested capital.
Our success is partially dependent on our ability to develop, launch, market and manage new investment strategies and products. New investment strategies and products require an initial cash investment, innovation, time and the appropriate resources as well as ongoing support. From time to time, we may support the launch of new investment strategies and products by making seed investments in those strategies. We may also be required to provide additional support to seed investment products after the initial cash investment. Numerous risks and uncertainties are associated with all stages of the seed investment product life cycle, including investment performance, market risks, shifting client or market preferences, the introduction of competing products and compliance with regulatory requirements.
Seed investments in new products utilize capital that would otherwise be available for other corporate purposes and potentially expose us to capital losses, against which we do not currently hedge. For the year ended December 31, 2016, we recorded non-operating income from seed investments of $6.7 million, excluding losses attributable to redeemable noncontrolling interest, the majority of which was unrealized. For the year ended December 31, 2015, we recorded non-operating loss from seed investments of $14.0 million, excluding losses attributable to redeemable noncontrolling interest, the majority of which was unrealized. To the extent we incur losses on our seed investments, our earnings and financial condition may be adversely impacted.

Increased competition from investment managers that charge lower fees may force us to reduce the fees we charge for our services which could have a negative impact on our revenue.
Increased competition from investment managers, including passive investment managers, that offer products and services at lower fees has resulted in downward pressure on fees. In order to maintain our current fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to pay our fees. In the event our competitors charge lower fees for substantially similar products and services, we may be forced to reduce our fees in order to attract and retain clients, which would have a negative impact on our revenue.
The inability to access clients through third-party intermediaries could have a material adverse effect on our business.
In recent years, a significant portion of the growth we have experienced in the assets we manage has been from assets obtained through the distribution of our products through third-party intermediaries. Our ability to distribute our funds is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries which generally offer competing investment products. In addition, our separate account business and subadvisory and model delivery services depend in part on recommendations by consultants, financial planners and other professional advisors, as well as our existing clients.
The structure and terms of the distribution arrangements with intermediaries, including fees or rebates paid by us or our funds to intermediaries to assist with distribution efforts and the ability of our funds to participate in these intermediary platforms, are subject to changes driven by market competition and regulatory developments. For example, our existing relationships with third-party intermediaries and access to new intermediaries could be adversely affected by recent consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products or increased competition to access third-party distribution channels. There can be no assurance that we will be able to retain access to these channels. Loss of any of these third-party distribution channels, or changes to their structure and terms, or any reduction in our ability to access clients and investors through existing and new distribution channels, could adversely affect our business.
The growth of our business could be adversely affected if we are unable to manage the costs associated with the implementation of our business strategy.
Our business strategy continues to involve diversifying our investment management business to include products and services outside of investments in U.S. real estate securities. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, including commodities, global listed infrastructure, and natural resource equities, and have expanded our geographical presence outside the U.S. This has entailed hiring additional portfolio managers and additional personnel to support our strategies. As a result, our fixed costs and other expenses have increased due to expenses incurred to support the development of new strategies and products and to enhance our infrastructure, including additional office space, increased travel and technology and compliance resources. The success of our business strategy and future growth is contingent upon our ability to continue to support the development and implementation of new strategies and products and our ability to successfully manage multiple offices and navigate legal and regulatory systems both domestically and internationally. In the future, we may not have sufficient resources to adequately support our growth.
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
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers that have the effect of reducing certain expenses. New regulations outside the U.S. may restrict or eliminate the Company’s ability to use commission credits to pay for such eligible research, which could increase our operating expenses.
Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to $2.3 billion as of December 31, 2016. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidation during adverse market conditions could reduce the Company's assets under management and revenue.
We could incur financial losses, reputational harm, and regulatory penalties if we fail to implement effective information security policies and procedures.
We are dependent on the effectiveness of our information security policies and procedures to protect our computer, network and telecommunications systems and the data that reside in or are transmitted through them.
As part of our normal operations, we maintain and transmit confidential information about our clients' portfolios as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of Company assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential client information could harm our reputation, result in the termination of contracts by our existing clients and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. We have minimal coverage under our existing insurance policies, and we do not currently maintain insurance coverage that specifically protects against cyber attacks. As such, we may be liable for all losses incurred in connection with any information security breaches, including cyber attacks.
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
Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received globally both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, the dissemination by current or former clients of unfavorable opinions relating to our services, and the imposition of legal or regulatory sanctions or penalties in connection with our business activities. If our reputation is harmed, existing clients and investors may reduce amounts held in, or withdraw entirely from, funds or accounts that we advise, or funds or accounts may terminate their relationship with us. In addition, reputational harm may cause us to lose current employees and we may be unable to attract new ones with similar qualifications or skills which could negatively affect our operations. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any harm to our reputation and our future business prospects would likely be affected. The loss of client relationships could reduce our assets under management, revenue and earnings.
The failure of a key vendor to fulfill its obligations to the Company could have a material adverse effect on the Company and its products.
We depend on a number of key vendors for various fund administration, fund accounting, custody and transfer agent roles and other operational needs. The failure or inability of the Company to diversify its sources for key services or the failure of any key vendor to fulfill its obligations could lead to operational issues for the Company and certain of its products, which could result in financial losses for the Company and its clients.
Risks Related to our Common Stock
A majority of our common stock is owned by our Chairman and our Chief Executive Officer, which may limit the ability of other stockholders to influence the affairs of the Company.
Our Chairman and our Chief Executive Officer beneficially owned approximately 51% of our common stock as of December 31, 2016. As long as our Chairman and our Chief Executive Officer own a majority of our common stock, they will have the ability to, among other things:

•	elect all of the members of our board of directors, thereby controlling the management and affairs of the Company;

•	determine the outcome of matters submitted to a vote of our stockholders; and

•	prevent any unsolicited acquisition of us and, consequently, adversely affect the market price of our common stock or prevent our stockholders from realizing a premium on their shares.
The interests of our Chairman and our Chief Executive Officer may differ from those of other stockholders in instances where, for example, management compensation is being determined or where an unsolicited acquisition of us could result in a change in our management. The concentration of beneficial ownership in our Chairman and our Chief Executive Officer may limit the ability of our other stockholders to influence the affairs of the Company.
A sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and the issuance of additional shares will dilute your percentage ownership in the Company.
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our Chairman and our Chief Executive Officer, who beneficially owned, in the aggregate, 23,229,900 shares of our common stock as of December 31, 2016, may sell shares of our common stock in the open market, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In addition, in connection with our initial public offering in 2004, we entered into a Registration Rights Agreement with our Chairman and our Chief Executive Officer and certain of their affiliates which requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In August 2015, we filed a Registration Statement on Form S-3, as amended, covering (i) the resale of up to an aggregate of 23,578,122 shares owned by our Chairman and our Chief Executive Officer and (ii) the offer and sale of up to 10,000,000 shares by us to the public. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock and any additional shares that we issue will dilute your percentage ownership in the Company.
Anti-takeover provisions in our charter documents and Delaware law may delay or prevent a change in control of us, which could decrease the trading price of our common stock.
Our certificate of incorporation and bylaws and Delaware law contain certain anti-takeover provisions that could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s common stock. Certain of these provisions allow the Company to issue preferred stock with rights more senior to those of our common stock, impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions and set forth rules regarding how stockholders may present proposals or nominate directors for election at annual meetings.
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
We operate in a highly regulated industry and are subject to new regulations and revisions to, and evolving interpretations of, existing regulations in the U.S. and internationally. In recent years, regulators in the U.S. and abroad have increased oversight of the financial industry, which may result in regulation that increases the Company’s cost of conducting its business or limit or change the Company’s current or prospective business. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused, but impact our industry.
In the U.S., the SEC proposed rules governing the use of derivatives by registered investment companies, the Department of Labor’s final rule on conflicts of interest for fiduciary investment advice, as well as the SEC’s final rules and amendments to modernize investment company reporting and disclosure and to develop and implement a liquidity risk management program for open-end investment companies could limit investment opportunities for certain funds we manage, impact flows, and increase our expenses.
Outside the U.S., rules and regulations under MiFID II and the Markets in Financial Instruments Regulation in Europe are currently being promulgated and generally become effective on January 3, 2018. These will have direct and indirect effects on our operations in the European Economic Area, including marketing restrictions and increased compliance, disclosure and other obligations, which could impact our ability to operate in these markets.
In addition, Brexit could disrupt our business operations, including our reported financial results and the liquidity and value of our investments. Brexit has caused significant geo-political and legal uncertainty and market volatility in the U.K. and elsewhere, which may continue during the Brexit negotiation process. Depending on the outcome of these negotiations, CSUK’s ability to market its services or serve as a distributor of financial products within the European Economic area, as well as the ability of our EU-domiciled funds to be marketed in the U.K. could be restricted temporarily or in the long term.
Brexit has also caused exchange rate fluctuations that have resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, including the British pound and the Euro. The strengthening of the U.S. dollar relative to other currencies may adversely affect our results of operations. In addition, fluctuations in the exchange rate may affect operating expenses of CSUK where the functional currency is the British pound, cash balances we hold in non-U.S. currencies and investments we hold in non-U.S. currencies.
Although the full extent of the foregoing regulatory and political changes is still unclear, they may affect our business operations and increase our operating expenses.
Our involvement in legal proceedings could adversely affect our results of operations and financial condition.
Many aspects of our business involve risks of legal liability. Claims against us may arise in the ordinary course of business, and from time to time, we may receive subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities and third parties in connection with certain industry-wide, company-specific or other investigations or proceedings. In addition, certain of the funds that the Company manages may become subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund.

We carry insurance in amounts and under terms that we believe are appropriate. We cannot guarantee that our insurance will cover all liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies are due for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS”. As of February 21, 2017, there were 22 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners. The closing sale price of our common stock on February 21, 2017 was $36.30 per share.
The following table sets forth, for the periods indicated, the high and low reported sale prices and dividends declared per share for our common stock as reported by the NYSE:

Three Months Ended 2016	March 31	June 30	September 30	December 31
High price	$39.63	$42.37	$43.83	$43.11
Low price	$26.72	$36.74	$38.56	$33.16
Closing price	$38.92	$40.44	$42.75	$33.60
Cash dividends declared per share	$0.26	$0.26	$0.26	$0.76	*

Three Months Ended 2015	March 31	June 30	September 30	December 31
High price	$47.16	$41.82	$35.15	$32.00
Low price	$40.27	$33.94	$26.63	$25.84
Closing price	$40.95	$34.08	$27.45	$30.48
Cash dividends declared per share	$0.25	$0.25	$0.25	$0.75	*

* Includes special dividends declared by the Company in the amount of $0.50 per share on November 2, 2016 and
November 3, 2015.
Payment of any dividends to our common stockholders is subject to the discretion of our Board of Directors. When determining whether to pay a dividend, our Board of Directors takes into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors that our Board of Directors deems relevant. On February 23, 2017, we declared a quarterly cash dividend on our common stock in the amount of $0.28 per share. As set forth in the table above, we have historically paid quarterly cash dividends.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2016, we did not make any purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data
The selected consolidated financial data, together with other information presented below, should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Selected Consolidated Financial and Other Data

(in thousands, except per share data)	As of and For the Years Ended December 31,
	2016	2015		2014	2013		2012
Consolidated Statements of Operations
Total revenue	$349,876	$328,655		$313,934	$297,713		$273,553
Total expenses	214,365	201,106		191,993	191,371	(1)	177,121	(2)
Operating income	135,511	127,549		121,941	106,342		96,432
Total non-operating income (loss)	7,892	(14,805)	(3)	73	(1,978)		7,871
Income before provision for income taxes	143,403	112,744		122,014	104,364		104,303
Provision for income taxes	50,593	48,407		46,280	41,109		36,407
Net income	$92,810	$64,337		$75,734	$63,255		$67,896
Less: Net loss (income) attributable to redeemable noncontrolling interest	126	214		(224)	4,864		(1,779)
Net income attributable to common stockholders	$92,936	$64,551		$75,510	$68,119		$66,117

Earnings per share attributable to common stockholders
Basic	$2.02	$1.42		$1.69	$1.54		$1.51
Diluted	$2.00	$1.41		$1.65	$1.51		$1.49

Cash dividends declared per share
Quarterly	$1.04	$1.00		$0.88	$0.80		$0.72
Special	$0.50	$0.50		$1.00	$1.00		$1.50
Consolidated Statements of Financial Condition
Cash and cash equivalents	$183,234	$142,728		$124,938	$128,277		$95,412
Trading investments	12,689	37,169		9,509	15,668		97,155
Equity method investments	6,459	16,974		28,550	24,724		8,106
Available-for-sale investments	35,396	17,191		21,269	10,449		25,322
Total assets	333,728	305,322		280,721	274,926		337,315
Total liabilities	67,061	62,212		52,133	51,162		67,547
Total stockholders' equity	265,814	231,776		227,981	223,557		216,580

Other Financial Data (in millions)
Assets under management (AUM) by investment vehicle:
Institutional accounts	$28,659	$26,105		$26,201	$22,926		$24,850
Open-end funds	19,576	17,460		17,131	14,016		12,962
Closed-end funds	8,963	9,029		9,805	8,965		7,985
Total AUM	$57,198	$52,594		$53,137	$45,907		$45,797

_________________________
(1) Includes $7.8 million expense associated primarily with the offering of a closed-end fund.
(2) Includes $15.7 million expense associated primarily with the offering of a closed-end fund.
(3) Includes $8.2 million of unrealized losses related to the reclassification of one of the company's seed investment from available-for-sale to equity method and a $2.8 million other-than-temporary impairment.

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
Our primary investment strategies include U.S. real estate securities, global/international real estate securities, global listed infrastructure, master limited partnerships (MLPs), commodities, real assets multi-strategy, preferred securities, large cap value and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered funds and other commingled vehicles and separate accounts, including subadvised portfolios for financial institutions and individuals around the world.
Our products and services are marketed through multiple distribution channels. We distribute our U.S. registered funds principally through financial intermediaries, including broker-dealers, registered investment advisers, banks and fund supermarkets. Our funds domiciled in Europe are marketed to individual and institutional investors through financial intermediaries, as well as privately to institutional investors. Our institutional clients include corporate and public defined benefit and defined contribution pension plans, endowment funds and foundations, insurance companies and other financial institutions that access our investment management services directly, through consultants or through other intermediaries.
Our revenue is derived from fees received from our clients, including fees for managing or sub-advising client accounts; investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds; and fees for portfolio consulting and other services. Our fees are paid in arrears, based on contractually specified percentages of the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of investment performance, market conditions, foreign currency fluctuations, or investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
2016 Financial Highlights
Revenue increased 6% from the year ended December 31, 2015 to $349.9 million for the year ended December 31, 2016. The increase in revenue was primarily attributable to higher average assets under management in open-end funds and institutional accounts. Operating income increased 6% from the year ended December 31, 2015 to $135.5 million for the year ended December 31, 2016. Operating margin decreased to 38.7% for the year ended December 31, 2016, compared with 38.8% for the year ended December 31, 2015. Our effective tax rate was 35.3% for the year ended December 31, 2016, compared with 42.9% for the year ended December 31, 2015.

Assets under management increased by $4.6 billion, or 9%, in 2016 from $52.6 billion as of December 31, 2015 to $57.2 billion as of December 31, 2016. The increase was driven by net inflows and market appreciation, partially offset by distributions. Average assets under management increased by 7% during 2016 from $52.7 billion during 2015 to $56.4 billion during 2016. Our overall annual organic growth rate was 12.7% for 2016. The organic growth rate represents the ratio of annual net flows to the beginning assets under management.
Recent Business Developments

•
In November 2016, Dr. Reena Aggarwal joined the Company's Board of Directors and became a member of the Company's Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Dr. Aggarwal currently serves as Vice Provost for Faculty at Georgetown University and as a Professor of Finance and the Director of the Georgetown Center for Financial Markets and Policy at Georgetown's McDonough School of Business. Dr. Aggarwal also serves on the Board of FBR & Co. and IndexIQ.

•
During the fourth quarter of 2016, our recently launched real assets multi-strategy collective investment trust (CIT) had net inflows of $425 million from a public pension fund. The CIT business and the retirement markets are a strategic focus of the Company for 2017, and we believe that our current suite of CIT vehicles is well positioned to facilitate efficient delivery of our real assets capabilities in the retirement markets.

•	In December 2016, a newly awarded separate account mandate in Japan of $140 million funded. This mandate is significant as the institutional market in Japan is another strategic focus of the Company.

•
In January 2017, the Company celebrated the three-year anniversary of the Cohen & Steers MLP & Energy Opportunity Fund. Since inception, the fund has been ranked in the top quartile versus 85 funds across all share classes of its Energy Limited Partnership Morningstar Category peer group. Additional information on the fund's performance and Morningstar ratings is available on the Company's website at www.cohenandsteers.com under "Funds - U.S. Mutual Funds - MLP & Energy Opportunity Fund."

•
In January 2017, the Company launched a new Irish-domiciled commodities fund which is available to institutional and sophisticated investors worldwide. The launch of this fund further expands our real assets strategy offerings outside of the U.S. after the launch of our Luxembourg-domiciled global listed infrastructure fund in September 2015. We now have four Luxembourg/Irish offshore vehicles for global real estate, European real estate, commodities and global listed infrastructure.

•
In January 2017, consistent with the Company's strategic focus on real assets, the Company seeded a track record account with $10 million for a second real assets multi-strategy portfolio with a balanced risk/return profile.

Assets Under Management
The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management by investment vehicle for the periods presented (in millions):

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
Institutional Accounts
Assets under management, beginning of period	$26,105	$26,201	$22,926
Inflows	6,374	3,646	3,170
Outflows	(2,414)	(2,379)	(4,216)
Net inflows (outflows)	3,960	1,267	(1,046)
Market appreciation	1,627	863	5,240
Distributions	(3,033)	(2,226)	(1,032)
Other (2)	—	—	113
Total increase (decrease)	2,554	(96)	3,275
Assets under management, end of period	$28,659	$26,105	$26,201
Average assets under management for period	$28,085	$25,884	$24,856

Open-end Funds
Assets under management, beginning of period	$17,460	$17,131	$14,016
Inflows	9,630	7,344	6,638
Outflows	(6,831)	(5,901)	(5,701)
Net inflows	2,799	1,443	937
Market appreciation	917	560	3,201
Distributions	(1,600)	(1,674)	(910)
Other (2)	—	—	(113)
Total increase	2,116	329	3,115
Assets under management, end of period	$19,576	$17,460	$17,131
Average assets under management for period	$19,176	$17,252	$16,097

Closed-end Funds
Assets under management, beginning of period	$9,029	$9,805	$8,965
Inflows	—	—	—
Outflows	(88)	(53)	—
Net outflows	(88)	(53)	—
Market appreciation (depreciation)	554	(206)	1,318
Distributions	(532)	(517)	(478)
Total (decrease) increase	(66)	(776)	840
Assets under management, end of period	$8,963	$9,029	$9,805
Average assets under management for period	$9,108	$9,586	$9,680

Total
Assets under management, beginning of period	$52,594	$53,137	$45,907
Inflows	16,004	10,990	9,808
Outflows	(9,333)	(8,333)	(9,917)
Net inflows (outflows)	6,671	2,657	(109)
Market appreciation	3,098	1,217	9,759
Distributions	(5,165)	(4,417)	(2,420)
Other (2)	—	—	—
Total increase (decrease)	4,604	(543)	7,230
Assets under management, end of period	$57,198	$52,594	$53,137
Average assets under management for period	$56,369	$52,722	$50,633
_________________________

(1)	December 31, 2015 and 2014 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

(2)	Represents transfer of assets under management not related to subscriptions, redemptions, market appreciation (depreciation) or distributions.

The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management in institutional accounts by account type for the periods presented (in millions):

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
Japan Subadvisory
Assets under management, beginning of period	$13,112	$13,377	$11,043
Inflows	3,305	1,859	1,062
Outflows	(503)	(607)	(875)
Net inflows	2,802	1,252	187
Market appreciation	818	709	3,179
Distributions	(3,033)	(2,226)	(1,032)
Total increase (decrease)	587	(265)	2,334
Assets under management, end of period	$13,699	$13,112	$13,377
Average assets under management for period	$13,607	$12,973	$12,462

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,428	$5,480	$5,650
Inflows	1,030	1,034	1,358
Outflows	(919)	(1,013)	(2,353)
Net inflows (outflows)	111	21	(995)
Market appreciation (depreciation)	353	(73)	825
Total increase (decrease)	464	(52)	(170)
Assets under management, end of period	$5,892	$5,428	$5,480
Average assets under management for period	$5,961	$5,537	$5,500

Advisory
Assets under management, beginning of period	$7,565	$7,344	$6,233
Inflows	2,039	753	750
Outflows	(992)	(759)	(988)
Net inflows (outflows)	1,047	(6)	(238)
Market appreciation	456	227	1,236
Other (2)	—	—	113
Total increase	1,503	221	1,111
Assets under management, end of period	$9,068	$7,565	$7,344
Average assets under management for period	$8,517	$7,374	$6,894

Total Institutional Accounts
Assets under management, beginning of period	$26,105	$26,201	$22,926
Inflows	6,374	3,646	3,170
Outflows	(2,414)	(2,379)	(4,216)
Net inflows (outflows)	3,960	1,267	(1,046)
Market appreciation	1,627	863	5,240
Distributions	(3,033)	(2,226)	(1,032)
Other (2)	—	—	113
Total increase (decrease)	2,554	(96)	3,275
Assets under management, end of period	$28,659	$26,105	$26,201
Average assets under management for period	$28,085	$25,884	$24,856
_________________________

(1)	December 31, 2015 and 2014 amounts have been reclassified to show distributions separately.

(2)	Represents transfer of assets under management not related to subscriptions, redemptions, market appreciation (depreciation) or distributions.

The following table sets forth information about net flows, appreciation/(depreciation) and distributions of assets under management by investment strategy for the periods presented (in millions):

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
U.S. Real Estate
Assets under management, beginning of period	$27,814	$28,357	$23,116
Inflows	7,821	5,410	3,900
Outflows	(4,091)	(3,729)	(4,182)
Net inflows (outflows)	3,730	1,681	(282)
Market appreciation	1,674	1,358	6,955
Distributions	(4,164)	(3,582)	(1,654)
Other (2)	(127)	—	222
Total increase (decrease)	1,113	(543)	5,241
Assets under management, end of period	$28,927	$27,814	$28,357
Average assets under management for period	$29,224	$27,663	$26,585

Preferred Securities
Assets under management, beginning of period	$7,705	$6,342	$4,722
Inflows	4,857	3,048	2,336
Outflows	(2,592)	(1,702)	(1,044)
Net inflows	2,265	1,346	1,292
Market appreciation	365	371	613
Distributions	(455)	(354)	(285)
Total increase	2,175	1,363	1,620
Assets under management, end of period	$9,880	$7,705	$6,342
Average assets under management for period	$9,145	$6,915	$5,550

Global/International Real Estate
Assets under management, beginning of period	$9,476	$10,184	$9,498
Inflows	1,596	1,017	1,785
Outflows	(1,867)	(1,900)	(2,244)
Net outflows	(271)	(883)	(459)
Market appreciation	336	389	1,366
Distributions	(265)	(214)	(221)
Other (2)	127	—	—
Total (decrease) increase	(73)	(708)	686
Assets under management, end of period	$9,403	$9,476	$10,184
Average assets under management for period	$9,734	$9,938	$9,954

Global Listed Infrastructure
Assets under management, beginning of period	$5,147	$5,697	$4,714
Inflows	732	918	1,051
Outflows	(402)	(608)	(500)
Net inflows	330	310	551
Market appreciation (depreciation)	428	(670)	596
Distributions	(208)	(190)	(164)
Total increase (decrease)	550	(550)	983
Assets under management, end of period	$5,697	$5,147	$5,697
Average assets under management for period	$5,488	$5,559	$5,440
_________________________

(1)	December 31, 2015 and 2014 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

(2)	Represents transfer of assets under management not related to subscriptions, redemptions, market appreciation (depreciation) or distributions.

Assets Under Management By Investment Strategy - continued	Years Ended December 31,
	2016	2015 (1)	2014 (1)
Other
Assets under management, beginning of period	$2,452	$2,557	$3,857
Inflows	998	597	736
Outflows	(381)	(394)	(1,947)
Net inflows (outflows)	617	203	(1,211)
Market appreciation (depreciation)	295	(231)	229
Distributions	(73)	(77)	(96)
Other (2)	—	—	(222)
Total increase (decrease)	839	(105)	(1,300)
Assets under management, end of period	$3,291	$2,452	$2,557
Average assets under management for period	$2,778	$2,647	$3,104

Total
Assets under management, beginning of period	$52,594	$53,137	$45,907
Inflows	16,004	10,990	9,808
Outflows	(9,333)	(8,333)	(9,917)
Net inflows (outflows)	6,671	2,657	(109)
Market appreciation	3,098	1,217	9,759
Distributions	(5,165)	(4,417)	(2,420)
Other (2)	—	—	—
Total increase (decrease)	4,604	(543)	7,230
Assets under management, end of period	$57,198	$52,594	$53,137
Average assets under management for period	$56,369	$52,722	$50,633
_________________________

(1)	December 31, 2015 and 2014 amounts have been reclassified to show distributions separately and dividend reinvestments as inflows.

(2)	Represents transfer of assets under management not related to subscriptions, redemptions, market appreciation (depreciation) or distributions.
Overview
Assets under management were $57.2 billion at December 31, 2016, an increase of 9% from $52.6 billion at December 31, 2015 and an increase of 8% from $53.1 billion at December 31, 2014. The increase in assets under management during 2016 was due to net inflows of $6.7 billion and market appreciation of $3.1 billion, partially offset by distributions of $5.2 billion. Net inflows in 2016 included $3.7 billion into U.S. real estate and $2.3 billion into preferred securities. Market appreciation in 2016 included $1.7 billion from U.S. real estate, $428 million from global listed infrastructure and $365 million from preferred securities. Distributions in 2016 included $4.2 billion from U.S. real estate.
The decrease in assets under management during 2015 was due to distributions of $4.4 billion, partially offset by net inflows of $2.7 billion and market appreciation of $1.2 billion. Net inflows in 2015 included $1.7 billion into U.S. real estate, $1.3 billion into preferred securities and $310 million into global listed infrastructure, partially offset by net outflows of $883 million from global/international real estate. Market appreciation in 2015 included $1.4 billion from U.S. real estate and $389 million from global/international real estate, partially offset by market depreciation of $670 million from global listed infrastructure. Distributions in 2015 included $3.6 billion from U.S. real estate.
A majority of our revenue, approximately 91%, 92% and 93% for the years ended December 31, 2016, 2015 and 2014, respectively, was derived from investment advisory and administrative fees for providing asset management services to institutional accounts as well as open-end funds and closed-end funds sponsored by the Company.
Average assets under management were $56.4 billion for the year ended December 31, 2016, an increase of 7% from $52.7 billion for the year ended December 31, 2015 and an increase of 11% from $50.6 billion for the year ended December 31, 2014.

Institutional accounts
Assets under management in institutional accounts, which represented 50% of total assets under management, were $28.7 billion at December 31, 2016, compared with $26.1 billion at December 31, 2015 and $26.2 billion at December 31, 2014. The increase in institutional assets under management during 2016 was due to net inflows of $4.0 billion and market appreciation of $1.6 billion, partially offset by distributions of $3.0 billion. Net inflows in 2016 included $2.4 billion into U.S. real estate, $775 million into real assets multi-strategy (included in "Other" in the table above) and $428 million into preferred securities. Market appreciation in 2016 included $924 million from U.S. real estate, $306 million from global/international real estate and $167 million from global listed infrastructure. Distributions in 2016 included $3.0 billion from U.S. real estate.
The decrease in assets under management during 2015 was due to distributions of $2.2 billion, partially offset by net inflows of $1.3 billion and market appreciation of $863 million. Net inflows in 2015 included $1.3 billion from U.S. real estate. Market appreciation in 2015 included $815 million from U.S. real estate.
Average assets under management for institutional accounts were $28.1 billion for the year ended December 31, 2016, an increase of 9% from $25.9 billion for the year ended December 31, 2015 and an increase of 13% from $24.9 billion for the year ended December 31, 2014.
Assets under management in Japan subadvised accounts, which represented 48% of institutional assets under management, were $13.7 billion at December 31, 2016, compared with $13.1 billion at December 31, 2015 and $13.4 billion at December 31, 2014. The increase in Japan subadvised assets under management during 2016 was due to net inflows of $2.8 billion and market appreciation of $818 million, partially offset by distributions of $3.0 billion, all of which were primarily from U.S. real estate.
The decrease in assets under management during 2015 was due to distributions of $2.2 billion, partially offset by net inflows of $1.3 billion and market appreciation of $709 million, all of which were primarily from U.S. real estate.
Average assets under management for Japan subadvised accounts were $13.6 billion for the year ended December 31, 2016, an increase of 5% from $13.0 billion for the year ended December 31, 2015, and an increase of 9% from $12.5 billion for the year ended December 31, 2014.
Assets under management in institutional subadvised accounts excluding Japan, which represented 21% of institutional assets under management, were $5.9 billion at December 31, 2016, compared with $5.4 billion at December 31, 2015 and $5.5 billion at December 31, 2014. The increase in assets under management during 2016 was due to net inflows of $111 million and market appreciation of $353 million. Net inflows in 2016 included $201 million from global/international real estate, and $106 million from global listed infrastructure, partially offset by net outflows of $140 million from U.S. real estate. Market appreciation in 2016 included $91 million from global/international real estate, $77 million from global listed infrastructure, $69 million from large cap value and $63 million from commodities (both of which are included in "Other" in the table above).
The decrease in assets under management during 2015 was due to market depreciation of $73 million, partially offset by net inflows of $21 million.
Average assets under management for institutional subadvised accounts excluding Japan were $6.0 billion for the year ended December 31, 2016, an increase of 8% from $5.5 billion for each of the years ended December 31, 2015 and December 31, 2014.
Assets under management in institutional advised accounts, which represented 32% of institutional assets under management, were $9.1 billion at December 31, 2016, compared with $7.6 billion at December 31, 2015 and $7.3 billion at December 31, 2014. The increase in assets under management during 2016 was due to net inflows of $1.0 billion and market appreciation of $456 million. Net inflows in 2016 included $775 million into real assets multi-strategy (included in "Other" in the table above) and $321 million into global listed infrastructure. Market appreciation included $265 million from global/international real estate and $79 million from global listed infrastructure.
The increase in assets under management during 2015 was primarily due to market appreciation of $227 million.
Average assets under management for institutional advised accounts were $8.5 billion for the year ended December 31, 2016, an increase of 16% from $7.4 billion for the year ended December 31, 2015, and an increase of 24% from $6.9 billion for the year ended December 31, 2014.

Open-end funds
Assets under management in open-end funds, which represented 34% of total assets under management, were $19.6 billion at December 31, 2016, compared with $17.5 billion at December 31, 2015 and $17.1 billion at December 31, 2014. The increase in assets under management during 2016 was due to net inflows of $2.8 billion and market appreciation of $917 million, partially offset by distributions of $1.6 billion. Net inflows in 2016 included $1.8 billion into preferred securities and $1.3 billion into U.S. real estate, partially offset by net outflows of $383 million from global/international real estate. Market appreciation in 2016 included $594 million from U.S. real estate and $216 million from preferred securities. Distributions included $1.2 billion from U.S. real estate.
The increase in assets under management during 2015 was due to net inflows of $1.4 billion and market appreciation of $560 million, partially offset by distributions of $1.7 billion. Net inflows in 2015 included $1.6 billion into preferred securities and $421 million into U.S. real estate, partially offset by net outflows of $496 million from global/international real estate strategies. Market appreciation in 2015 included $395 million from U.S. real estate and $212 million from preferred securities, partially offset by market deprecation of $61 million from global listed infrastructure. Distributions were primarily from U.S. real estate.
Average assets under management for open-end funds were $19.2 billion for the year ended December 31, 2016, an increase of 11% from $17.3 billion for the year ended December 31, 2015 and an increase of 19% from $16.1 billion for the year ended December 31, 2014.
Closed-end funds
Assets under management in closed-end funds, which represented 16% of total assets under management, were $9.0 billion at both December 31, 2016 and December 31, 2015, compared with $9.8 billion at December 31, 2014. The decrease in assets under management during 2015 was primarily due to distributions of $517 million and market depreciation of $206 million.
Average assets under management for closed-end funds were $9.1 billion for the year ended December 31, 2016, a decrease of 5% from $9.6 billion for the year ended December 31, 2015 and a decrease of 6% from $9.7 billion for the year ended December 31, 2014.
Investment Performance as of December 31, 2016

	% of Total AUM in Outperforming Strategies (1)
	December 31, 2014	December 31, 2015	December 31, 2016
1-Year	95%	88%	44%
3-Year	76%	100%	96%
5-Year	60%	76%	76%
10-Year	61%	100%	95%

% of U.S. Open-End Fund AUM by Morningstar Rating (2), as of December 31, 2016
Not Rated	—	1%
1 or 2 Star	« or ««	4%
3 Star	«««	7%
4 or 5 Star	«««« or «««««	88%
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

(2)
Past performance is no guarantee of future results. Based on independent ratings by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S. registered mutual fund for the overall period as of December 31, 2016. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

© 2017 Morningstar, Inc. All Rights Reserved. The information contained in the table above: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Based on independent ratings by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period as of December 31, 2016. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Results of Operations

(in thousands, except per share data and percentages)	Years Ended December 31,
	2016	2015	2014
U.S. GAAP
Revenue	$349,876	$328,655	$313,934
Expenses	$214,365	$201,106	$191,993
Operating income	$135,511	$127,549	$121,941
Operating margin	38.7%	38.8%	38.8%
Non-operating income (loss)	$7,892	$(14,805)	$73
Net income attributable to common stockholders	$92,936	$64,551	$75,510
Diluted earnings per share	$2.00	$1.41	$1.65

As Adjusted (1)
Net income attributable to common stockholders	$86,109	$78,694	$75,897
Diluted earnings per share	$1.85	$1.71	$1.66
_________________________

(1)
The as adjusted financial measures represent non-GAAP financial measures. Please refer to the “Non-GAAP Reconciliations” on pages 26-27 for a reconciliation to the most directly comparable U.S. GAAP financial measures.

U.S. GAAP
2016 Compared with 2015
Revenue
Revenue increased 6% to $349.9 million for the year ended December 31, 2016 from $328.7 million for the year ended December 31, 2015. This increase was primarily attributable to higher investment advisory and administration fees of $15.9 million, primarily resulting from higher average assets under management in institutional accounts and open-end funds.
For the year ended December 31, 2016:

•
Total investment advisory revenue from institutional accounts increased 9% to $93.2 million from $85.5 million for the year ended December 31, 2015. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annual effective fee rate of 33 bps for both the years ended December 31, 2016 and 2015.

•
Total investment advisory and administration revenue from open-end funds increased 10% to $149.9 million from $136.9 million for the year ended December 31, 2015. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annual effective fee rate of 78 bps and 79 bps for the years ended December 31, 2016 and 2015, respectively.

•
Total investment advisory and administration revenue from closed-end funds decreased 6% to $76.6 million from $81.4 million for the year ended December 31, 2015. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annual effective fee rate of 84 bps and 85 bps for the years ended December 31, 2016 and 2015, respectively.

Expenses
Total operating expenses increased 7% to $214.4 million for the year ended December 31, 2016 from $201.1 million for the year ended December 31, 2015, primarily due to increases of $7.9 million in employee compensation and benefits, $3.3 million in distribution and service fee expenses, and $705,000 in general and administrative expenses.
Employee compensation and benefits increased 7% to $115.6 million for the year ended December 31, 2016 from $107.7 million for the year ended December 31, 2015. This increase was primarily due to increases in incentive compensation of approximately $4.0 million, salaries of approximately $2.9 million, and higher production compensation of approximately $1.4 million, partially offset by lower amortization of restricted stock units of approximately $384,000.
Distribution and service fee expenses increased 9% to $39.6 million for the year ended December 31, 2016 from $36.3 million for the year ended December 31, 2015. The increase was primarily due to higher average assets under management in U.S. no-load open-end funds.
General and administrative expenses increased 1% to $51.6 million for the year ended December 31, 2016 from $50.9 million for the year ended December 31, 2015. The increase was primarily due to higher information technology expenses of approximately $719,000, professional fees of approximately $592,000, and rent and occupancy costs of approximately $305,000, partially offset by lower hosted conferences of approximately $528,000 and travel and entertainment of approximately $415,000.
Operating Margin
Operating margin for the year ended December 31, 2016 was 38.7%, compared with 38.8% for the year ended December 31, 2015.
Non-operating Income
Non-operating income for the year ended December 31, 2016 was $7.9 million, compared with a non-operating loss of $14.8 million for the year ended December 31, 2015, which included an unrealized non-operating loss of $8.2 million on a seed investment that, due to third-party shareholder redemptions, was reclassified from available-for-sale investments to equity method investments. In addition, non-operating loss for the year ended December 31, 2015 included a $2.8 million other-than-temporary impairment. Non-operating income for the year ended December 31, 2016 included net loss attributable to redeemable noncontrolling interest of $126,000. Non-operating loss for the year ended December 31, 2015 included net loss attributable to redeemable noncontrolling interest of $214,000.

Income Taxes
Income tax expense was $50.6 million for the year ended December 31, 2016, compared with $48.4 million for the year ended December 31, 2015. The provision for income taxes for the year ended December 31, 2016 included U.S. federal, state, local and foreign taxes at an effective tax rate of approximately 35.3%, which differs from the U.S. federal statutory rate primarily due to the release of a valuation allowance associated with gains on the Company's seed investments, as well as discrete items. The effective tax rate for the year ended December 31, 2015 was approximately 42.9%.
2015 Compared with 2014
Revenue
Revenue increased 5% to $328.7 million for the year ended December 31, 2015 from $313.9 million for the year ended December 31, 2014. This increase was primarily attributable to higher investment advisory and administration fees of $12.0 million, resulting from higher average assets under management in institutional accounts and open-end funds.
For the year ended December 31, 2015:

•
Total investment advisory revenue from institutional accounts increased 4% to $85.5 million from $81.9 million for the year ended December 31, 2014. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annual effective fee rate of 33 bps for both the years ended December 31, 2015 and 2014.

•
Total investment advisory and administration revenue from open-end funds increased 7% to $136.9 million from $127.4 million for the year ended December 31, 2014. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annual effective fee rate of 79 bps for both the years ended December 31, 2015 and 2014.

•
Total investment advisory and administration revenue from closed-end funds decreased 1% to $81.4 million from $82.5 million for the year ended December 31, 2014. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annual effective fee rate of 85 bps for both the years ended December 31, 2015 and 2014.

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
General and administrative expenses increased 7% to $50.9 million for the year ended December 31, 2015 from $47.3 million for the year ended December 31, 2014. The increase was primarily due to higher rent and occupancy costs of approximately $1.1 million attributable to the expansion of office space at our corporate headquarters, recruiting fees of approximately $1.0 million, travel and entertainment expenses of approximately $574,000 resulting from increased business travel and hosted and sponsored conference expenses of approximately $470,000.
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
Operating Margin
Operating margin for both years ended December 31, 2015 and December 31, 2014 was 38.8%.

Non-operating Income
Non-operating loss for the year ended December 31, 2015 was $14.8 million, compared with non-operating income of $73,000 for the year ended December 31, 2014. Non-operating loss for the year ended December 31, 2015 included an unrealized loss of $8.2 million on a seed investment that was reclassified from available-for-sale investments to equity method investments and a $2.8 million other-than-temporary impairment. Non-operating loss for the year ended December 31, 2015 included net loss attributable to redeemable noncontrolling interest of $214,000. Non-operating income for the year ended December 31, 2014 included net income attributable to redeemable noncontrolling interest of $224,000.
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
As Adjusted
The term “as adjusted” is used to identify non-GAAP financial information in the discussion below and excludes the financial results associated with our seed investments, the effect of the accelerated vesting of certain restricted stock units in the first quarter of 2016 and related tax effect as well as certain discrete items. Please refer to the “Non-GAAP Reconciliations” on pages 26-27 for a reconciliation to the most directly comparable U.S. GAAP financial measures.
2016 Compared with 2015
Expenses
Total operating expenses, as adjusted, increased 6% to $212.3 million for the year ended December 31, 2016 from $201.1 million for the year ended December 31, 2015. Total operating expenses, as adjusted, excluded employee compensation and benefits attributable to the accelerated vesting of certain restricted stock units recorded during the first quarter of 2016 and general and administrative expenses from our consolidated seed investments.
Operating Margin
Operating margin, as adjusted, for the year ended December 31, 2016 was 39.3% compared with 38.8% for the year ended December 31, 2015
Non-operating Income
Non-operating income, as adjusted, for the year ended December 31, 2016 was $1.2 million compared with non-operating loss, as adjusted, of $772,000 for the year ended December 31, 2015. Non-operating income, as adjusted, for the year ended December 31, 2016, was comprised primarily of net gains of $827,000 associated with forward contracts used to hedge certain non-U.S. dollar advisory fee receivables and interest earned on corporate cash of $395,000.
Income Taxes
Income tax expense, as adjusted, for the year ended December 31, 2016 was $52.8 million, compared with $48.2 million for the year ended December 31, 2015. The provision for income taxes, as adjusted, excluded income tax effects related to the accelerated vesting of certain restricted stock units in the first quarter of 2016 and certain discrete items. The effective tax rate, as adjusted, for both the year ended December 31, 2016 and December 31, 2015 was 38%.
2015 Compared with 2014
Operating Margin
Operating margin, as adjusted, for the year ended December 31, 2015 was 38.8% compared with 39.0% for the year ended December 31, 2014.
Non-operating Income
Non-operating loss, as adjusted, for the year ended December 31, 2015 was $772,000 compared with non-operating loss, as adjusted, of $18,000 for the year ended December 31, 2014. Non-operating loss, as adjusted, for the year ended

December 31, 2015, was comprised primarily of net losses of $630,000 associated with forward contracts used to hedge certain non-U.S. dollar advisory fee receivables and interest earned on corporate cash of $211,000.
Income Taxes
Income tax expense, as adjusted, for the year ended December 31, 2015 was $48.2 million, compared with $46.5 million for the year ended December 31, 2014. The effective tax rate, as adjusted, for both years ended December 31, 2015 and 2014 was 38%.
Non-GAAP Reconciliations
Management believes that use of these non-GAAP financial measures may enhance the evaluation of our results, as they provide greater transparency into our operating results. In addition, these non-GAAP financial measures are used to prepare our internal management reports and are used by management in evaluating our business.
While we believe that this non-GAAP financial information is useful in evaluating our results and operating performance, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Reconciliation of U.S. GAAP Net Income Attributable to Common Stockholders and U.S. GAAP Earnings per Share to Net Income Attributable to Common Stockholders, As Adjusted and Earnings per Share, As Adjusted

(in thousands, except per share data)	Years Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders, U.S. GAAP	$92,936	$64,551	$75,510
Accelerated vesting of restricted stock units (1)	$1,945	$—	$—
Deconsolidation (2)	$(654)	$2,136	$1,776
Results from seed investments (3)	$(5,934)	$11,833	$(1,152)
Tax adjustments (4)	$(2,184)	$174	$(237)
Net income attributable to common stockholders, as adjusted	$86,109	$78,694	$75,897

Diluted weighted average shares outstanding	46,432	$45,897	$45,643
Diluted earnings per share, U.S. GAAP	$2.00	$1.41	$1.65
Accelerated vesting of restricted stock units (1)	$0.04	$—	$—
Deconsolidation (2)	$(0.01)	$0.05	$0.04
Results from seed investments (3)	$(0.13)	$0.25	$(0.03)
Tax adjustments (4)	$(0.05)	$—	$—
Diluted earnings per share, as adjusted	$1.85	$1.71	$1.66
________________________

(1)	Represents amounts attributable to the accelerated vesting of certain restricted stock units in the first quarter of 2016.

(2)	Represents amounts related to deconsolidation of the Company’s consolidated seed investments in Company-sponsored funds.

(3)
Represents dividend income and realized gains on the Company’s seed investments classified as available-for-sale, and the Company’s proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized gains and losses.

(4)
Represents the tax benefit associated with the accelerated vesting of certain restricted stock units for the year ended December 31, 2016 as well as discrete items recorded in each of the periods presented.

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted and Operating Margin, As Adjusted

(in thousands, except percentages)	Years Ended December 31,
	2016	2015	2014
Revenue, U.S. GAAP	$349,876	$328,655	$313,934
Deconsolidation (1)	$147	$102	$258
Revenue, as adjusted	$350,023	$328,757	$314,192

Expenses, U.S. GAAP	$214,365	$201,106	$191,993
Deconsolidation (1)	$(106)	$(48)	$(233)
Accelerated vesting of restricted stock units (2)	$(1,945)	$—	$—
Expenses, as adjusted	$212,314	$201,058	$191,760

Operating income, U.S. GAAP	$135,511	$127,549	$121,941
Deconsolidation (1)	$253	$150	$491
Accelerated vesting of restricted stock units (2)	$1,945	$—	$—
Operating income, as adjusted	$137,709	$127,699	$122,432

Operating margin, U.S. GAAP	38.7%	38.8%	38.8%
Operating margin, as adjusted	39.3%	38.8%	39.0%
Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Years Ended December 31,
	2016	2015	2014
Non-operating income (loss), U.S. GAAP	$7,892	$(14,805)	$73
Deconsolidation (1)	$(781)	$2,200	$1,061
Results from seed investments (3)	$(5,934)	$11,833	$(1,152)
Non-operating income (loss), as adjusted	$1,177	$(772)	$(18)
________________________

(1)	Represents amounts related to deconsolidation of the Company’s consolidated seed investments in Company-sponsored funds.

(2)	Represents amounts attributable to the accelerated vesting of certain restricted stock units in the first quarter of 2016.

(3)
Represents dividend income and realized gains on the Company’s seed investments classified as available-for-sale, and the Company’s proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized gains and losses.

Changes in Financial Condition, Liquidity and Capital Resources
Our investment advisory business does not require us to maintain significant capital balances. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable (together, liquid assets). Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor. Cash and cash equivalents, equity method investments (excluding investments measured at NAV (or its equivalent) as a practical expedient in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement), available-for-sale investments and accounts receivable, were 79% and 71% of total assets as of December 31, 2016 and 2015, respectively.
Net cash provided by operating activities was $115.0 million for the year ended December 31, 2016, compared with $89.8 million and $54.6 million for the years ended December 31, 2015 and December 31, 2014, respectively. We expect that cash flows provided by operating activities will continue to serve as our principal source of working capital in the near future.
Net cash provided by investing activities was $2.9 million for the year ended December 31, 2016, compared with $397,000 for the year ended December 31, 2015 and $9.8 million for the year ended December 31, 2014. In 2016, net cash provided by investing activities was comprised of proceeds from sales of available-for-sale investments in the amount of

$20.8 million, partially offset by purchases of property and equipment in the amount of $10.2 million and purchases of available-for-sale investments in the amount of $8.1 million.
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
Net cash used in financing activities was $74.5 million for the year ended December 31, 2016, compared with $71.1 million for the year ended December 31, 2015 and $65.6 million for the year ended December 31, 2014. In 2016, net cash used in financing activities was primarily for dividends paid to stockholders of $70.8 million, which included a special dividend of approximately $22.9 million paid on December 14, 2016, and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $8.0 million, partially offset by contributions from redeemable noncontrolling interest of $4.0 million.
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
For the year ended December 31, 2016, we redeemed our seed investment in Cohen & Steers Real Assets Fund, Inc. for total proceeds of $13.2 million. For the year ended December 31, 2015, we made two new seed investments totaling $20.0 million, including $5.0 million in connection with the launch of the Cohen & Steers SICAV Global Listed Infrastructure Fund and $15.0 million in connection with the launch of Cohen & Steers Low Duration Preferred and Income Fund, Inc. For the year ended December 31, 2014, we made one new seed investment of $10.0 million in connection with the launch of Cohen & Steers Active Commodities Strategy Fund, Inc.
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of December 31, 2016, we have funded approximately $3.3 million with respect to this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our consolidated statements of financial condition as of December 31, 2016.
We continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. At December 31, 2016, we exceeded our minimum regulatory capital requirements by approximately $3.2 million. During July 2016, Cohen & Steers Capital Management, Inc. made a capital contribution of $2 million into Cohen & Steers Securities, LLC.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At December 31, 2016, CSAL and CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $65.9 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.

Included in cash and cash equivalents was approximately $89.9 million held by our foreign subsidiaries as of December 31, 2016. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
On February 23, 2017, the Company declared a quarterly dividend on its common stock in the amount of $0.28 per share. This dividend will be payable on March 23, 2017 to stockholders of record at the close of business on March 9, 2017.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable long-term operating leases for office space, information technology applications and office equipment. There were no material capital lease obligations as of December 31, 2016. The following summarizes our contractual obligations as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	2022 and after	Total
Operating leases	$12,196	$11,446	$11,593	$11,236	$10,832	$22,620	$79,923
We had $7.9 million, $7.3 million and $6.3 million of total gross unrecognized tax benefits as of December 31, 2016, 2015 and 2014, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.9 million, $4.7 million and $4.1 million (net of the federal benefit on state issues) as of December 31, 2016, 2015 and 2014, respectively. We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2016 and 2015, we had accrued interest and penalties related to unrecognized tax benefits of approximately $2.3 million and $1.7 million, respectively. See Note 14 to the consolidated financial statements for additional disclosures related to income taxes.
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
Consolidation of Company-sponsored Funds
The Company evaluates its investments in Company-sponsored funds at inception and subsequently if there is a reconsideration event to determine whether the investment represents a variable interest entity (VIE) or a voting interest entity (VOE). This evaluation involves the use of judgment and analysis on an entity by entity basis. In performing this analysis, we consider the legal structure of the entity, management fees earned by the Company and the nature of the ownership interest and rights of interest holders in the entity, including the Company. If we determine that the entity is a VIE, we must then assess whether the Company absorbs a majority of the VIEs expected variability in which case it is deemed to be the primary beneficiary of the VIE. The Company consolidates VIEs for which it is deemed to be the primary beneficiary. We consolidate VOEs if we own a majority of the voting interest in the entity or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights. Amounts attributable to third parties in the funds that we consolidate are recorded in redeemable noncontrolling interest on the consolidated statements of financial condition and net (income) loss attributable to redeemable noncontrolling interest on the consolidated statements of operations.

Investments
Our investments are classified as trading investments, equity method investments or available-for-sale investments at the time of purchase and at the date of each consolidated statement of financial condition. Investments classified as trading investments represent securities held within the Company-sponsored funds that we consolidate. Investments classified as equity method investments represent investments in Company-sponsored funds in which the Company’s ownership is between 20-50% of the outstanding voting interests of the entity or when the Company is able to exercise significant influence but not control over the investments. Investments for which the Company has neither control nor the ability to exercise significant influence are classified as available-for-sale.
Fair Value
The majority of our investments are carried at fair value or amounts that approximate fair value on our consolidated statement of financial condition with the periodic mark-to-market included in accumulated other comprehensive income for available-for-sale investments and directly in earnings for trading investments and equity method investments. Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities reported at fair value are classified and disclosed in a fair value hierarchy based on whether the inputs to the valuation techniques are observable or unobservable. The classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement:
Level 1 - Unadjusted quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices of identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable.
Level 3 - Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.
The Company periodically reviews each individual available-for-sale investment that has an unrealized loss to determine if the loss is other-than-temporary. In evaluating whether such losses are other-than-temporary, the Company considers such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the issuer or fund and the underlying portfolio. If the Company believes that an unrealized loss on an available-for-sale investment is other-than-temporary, the loss will be recognized in the consolidated statement of operations.
Goodwill
Goodwill represents the excess of the cost of our investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill is not amortized but is tested annually for impairment and at other times if an event or circumstances occur indicating that it is more likely than not that an impairment has occurred. We estimate the fair value of goodwill using a market approach based upon multiples of AUM and earnings before interest, taxes, depreciation and amortization from a set of comparable peers for the current year and the trailing four years. We determined that the fair value of our goodwill substantially exceeded its carrying value based on the most recent impairment test performed as of November 30, 2016.
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
We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which new information becomes available.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $91.1 million of undistributed earnings of foreign subsidiaries indefinitely invested outside of the United States. Were these foreign earnings repatriated, we would need to adjust our income tax provision in the period we determine that the earnings will no longer be indefinitely invested outside of the United States.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates and securities market and general economic fluctuations, which may have an adverse impact on the value of our investments. At December 31, 2016, we had approximately $12.7 million of trading investments as a result of consolidating GLI SICAV, CDF and Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP). At December 31, 2016, we had approximately $6.5 million of equity method investments, which represented our equity interests in ACOM and GRP-TE. As of December 31, 2016, we had approximately $35.4 million of available-for-sale investments, which were comprised of approximately $4.5 million invested in foreign and domestic common stocks, $1.0 million invested in preferred securities and $29.9 million invested in our sponsored funds.
The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at December 31, 2016:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Trading investments	$12,689	$13,958	$11,420
Equity method investments	6,459	7,105	5,813
Available-for-sale investments	35,396	38,936	31,856

At December 31, 2016, the Company had outstanding foreign currency forward contracts to hedge its currency exposure related to client receivables with aggregated notional value of approximately $13.8 million. The Company estimates that a 10 percent adverse change in market prices would result in an increase of approximately $141,700 in the fair value of open foreign currency forward contracts held at December 31, 2016.

A majority of our revenue—approximately 91%, 92% and 93% for the years ended December 31, 2016, 2015 and 2014, respectively—was derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to market conditions including inflation, interest rate changes and a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
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
As of December 31, 2016, 51% and 17% of the assets we managed were concentrated in U.S. real estate and preferred securities, respectively. An increase in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate and preferred securities in our clients' portfolios, which could reduce our revenue. In addition, an increase in interest rates or prolonged economic downturn could negatively impact our ability to increase assets in our open-end funds and to offer new funds.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2016 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1	Financial Statements Included herein at pages F-1 through F-35.
	2	Financial Data Schedules All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3	Exhibits
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
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHEN & STEERS, INC.

By:	/S/ ROBERT H. STEERS
Robert H. Steers Chief Executive Officer and Director
February 24, 2017
Each of the officers and directors of Cohen & Steers, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Robert H. Steers, acting alone, his or her true and lawful attorney-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN COHEN
Martin Cohen	Chairman and Director	February 24, 2017

/S/ ROBERT H. STEERS
Robert H. Steers	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017

/S/ PETER L. RHEIN
Peter L. Rhein	Director	February 24, 2017

/S/ RICHARD P. SIMON
Richard P. Simon	Director	February 24, 2017

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	February 24, 2017

/s/ FRANK CONNOR
Frank Connor	Director	February 24, 2017

/s/ Reena Aggarwal
Reena Aggarwal	Director	February 24, 2017

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	February 24, 2017

/S/ ELENA DULIK
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.
The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company's internal control over financial reporting. Their report appears on the following page.
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cohen & Steers, Inc. New York, NY
We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Steers, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
February 24, 2017

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$183,234	$142,728
Trading investments ($487 and $566) (1) ($6,987 and $6,850) (2)	12,689	37,169
Equity method investments	6,459	16,974
Available-for-sale investments	35,396	17,191
Accounts receivable	46,288	44,559
Due from brokers ($475 and $383) (2)	1,579	6,104
Property and equipment—net	15,964	9,783
Goodwill and intangible assets—net	19,118	19,498
Deferred income tax asset—net	5,619	5,551
Other assets ($43 and $53) (2)	7,382	5,765
Total assets	$333,728	$305,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$35,333	$30,503
Distribution and service fees payable	6,452	6,192
Income tax payable	9,375	6,780
Due to brokers ($0 and $12) (2)	—	4,369
Deferred rent	6,229	6,368
Other liabilities and accrued expenses ($75 and $55) (2)	9,672	8,000
Total liabilities	67,061	62,212
Commitments and contingencies (see Note 13)
Redeemable noncontrolling interest	853	11,334
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,415,152 and 49,690,562 shares issued at December 31, 2016 and December 31, 2015, respectively	504	497
Additional paid-in capital	543,829	519,855
Accumulated deficit	(127,957)	(148,096)
Accumulated other comprehensive income, net of tax	(5,885)	(3,843)
Less: Treasury stock, at cost, 4,524,694 and 4,250,476 shares at December 31, 2016 and December 31, 2015, respectively	(144,677)	(136,637)
Total stockholders’ equity	265,814	231,776
Total liabilities and stockholders’ equity	$333,728	$305,322
_________________________

(1)	Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. as of December 31, 2016 and December 31, 2015, respectively.

(2)
Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2016 and December 31, 2015 attributable to Cohen & Steers SICAV Global Listed Infrastructure Fund and Cohen & Steers Co-Investment Partnership, L.P., which were variable interest entities as of December 31, 2016 and December 31, 2015, respectively.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Investment advisory and administration fees	$319,667	$303,729	$291,744
Distribution and service fees	19,396	16,001	14,667
Portfolio consulting and other	10,813	8,925	7,523
Total revenue	349,876	328,655	313,934
Expenses:
Employee compensation and benefits	115,607	107,710	102,732
Distribution and service fees	39,590	36,330	35,470
General and administrative	51,558	50,853	47,337
Depreciation and amortization	7,610	6,213	6,454
Total expenses	214,365	201,106	191,993
Operating income	135,511	127,549	121,941
Non-operating income:
Interest and dividend income	2,119	1,600	2,058
Gain (loss) from trading investments—net	218	(2,376)	(1,567)
Equity in earnings (losses) of affiliates	3,324	(10,378)	(1,955)
Gain (loss) from available-for-sale investments—net	1,451	(2,648)	2,041
Other gains (losses)	780	(1,003)	(504)
Total non-operating income (loss)	7,892	(14,805)	73
Income before provision for income taxes	143,403	112,744	122,014
Provision for income taxes	50,593	48,407	46,280
Net income	92,810	64,337	75,734
Less: Net loss (income) attributable to redeemable noncontrolling interest	126	214	(224)
Net income attributable to common stockholders	$92,936	$64,551	$75,510

Earnings per share attributable to common stockholders:
Basic	$2.02	$1.42	$1.69
Diluted	$2.00	$1.41	$1.65
Weighted average shares outstanding:
Basic	45,951	45,433	44,788
Diluted	46,432	45,897	45,643

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$92,810	$64,337	$75,734
Less: Net loss (income) attributable to redeemable noncontrolling interest	126	214	(224)
Net income attributable to common stockholders	92,936	64,551	75,510
Foreign currency translation loss (net of tax of $0)	(2,937)	(2,462)	(3,710)
Net unrealized gain (loss) from available-for-sale investments (net of tax of $0)	2,346	(2,447)	1,180
Reclassification to statements of operations of realized (gain) loss from available-for-sale investments (net of tax of $0)	(1,451)	2,648	(2,041)
Other comprehensive loss	(2,042)	(2,261)	(4,571)
Total comprehensive income attributable to common stockholders	$90,894	$62,290	$70,939

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2014	$477	$457,138	$(131,366)	$2,989	$(105,681)	$223,557	$207	44,254
Dividends ($1.88 per share)	—	—	(86,930)	—	—	(86,930)	—	—
Issuance of common stock	9	569	—	—	—	578	—	858
Repurchase of common stock	—	—	—	—	(11,722)	(11,722)	—	(319)
Tax benefits associated with restricted stock units—net	—	3,676	—	—	—	3,676	—	—
Issuance of restricted stock units	—	3,045	—	—	—	3,045	—	—
Amortization of restricted stock units—net	—	24,838	—	—	—	24,838	—	—
Net income	—	—	75,510	—	—	75,510	224	—
Other comprehensive loss, net of tax	—	—	—	(4,571)	—	(4,571)	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(8,987)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	36,278	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(27,115)	—
Ending balance, December 31, 2014	$486	$489,266	$(142,786)	$(1,582)	$(117,403)	$227,981	$607	44,793
Dividends ($1.50 per share)	—	—	(69,861)	—	—	(69,861)	—	—
Issuance of common stock	11	623	—	—	—	634	—	1,097
Repurchase of common stock	—	—	—	—	(19,234)	(19,234)	—	(450)
Tax benefits associated with restricted stock units—net	—	5,262	—	—	—	5,262	—	—
Issuance of restricted stock units	—	2,109	—	—	—	2,109	—	—
Amortization of restricted stock units—net	—	22,566	—	—	—	22,566	—	—
Forfeitures of restricted stock units	—	29	—	—	—	29	—	—
Net income (loss)	—	—	64,551	—	—	64,551	(214)	—
Other comprehensive loss, net of tax	—	—	—	(2,261)	—	(2,261)	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(10)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	10,951	—
Ending balance, December 31, 2015	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
Dividends ($1.54 per share)	—	—	(72,797)	—	—	(72,797)	—	—
Issuance of common stock	7	749	—	—	—	756	—	724
Repurchase of common stock	—	—	—	—	(8,040)	(8,040)	—	(274)
Tax benefits associated with restricted stock units—net	—	(758)	—	—	—	(758)	—	—
Issuance of restricted stock units	—	2,457	—	—	—	2,457	—	—
Amortization of restricted stock units—net	—	21,555	—	—	—	21,555	—	—
Forfeitures of restricted stock units	—	(29)	—	—	—	(29)	—	—
Net income (loss)	—	—	92,936	—	—	92,936	(126)	—
Other comprehensive loss, net of tax	—	—	—	(2,042)	—	(2,042)	—	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(342)	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	4,023	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(14,036)	—
Ending balance, December 31, 2016	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$92,810	$64,337	$75,734
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	21,649	22,686	24,931
Depreciation and amortization	7,610	6,213	6,454
Deferred rent	(139)	640	1,384
(Gain) loss from trading investments—net	(218)	2,376	1,567
Equity in (earnings) losses of affiliates	(3,324)	10,378	1,955
(Gain) loss from available-for-sale investments—net	(1,451)	2,648	(2,041)
Deferred income taxes	(900)	7,392	(279)
Foreign currency loss (gain)	1,684	(443)	(588)
Changes in operating assets and liabilities:
Accounts receivable	(3,413)	(724)	(1,916)
Due from brokers	(1,261)	(4,299)	(1,137)
Deferred commissions	(3,909)	(2,572)	(1,956)
Trading investments	(3,956)	(30,036)	(51,770)
Other assets	(1,442)	(1,266)	809
Accrued compensation	4,855	2,228	3,115
Distribution and service fees payable	260	(803)	497
Due to broker	1,771	4,364	—
Income tax payable	2,110	5,231	(3,020)
Other liabilities and accrued expenses	2,222	1,446	843
Net cash provided by operating activities	114,958	89,796	54,582
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	363	1,184	10,881
Purchases of available-for-sale investments	(8,096)	(5,663)	(7,829)
Proceeds from sales of available-for-sale investments	20,814	7,303	12,699
Purchases of property and equipment	(10,183)	(2,427)	(5,916)
Net cash provided by investing activities	2,898	397	9,835
Cash flows from financing activities:
Excess tax benefits associated with restricted stock units	—	4,822	2,562
Issuance of common stock	642	539	491
Repurchase of common stock	(8,040)	(19,234)	(11,722)
Dividends to stockholders	(70,825)	(68,177)	(84,237)
Distributions to redeemable noncontrolling interest	(342)	(10)	(8,987)
Contributions from redeemable noncontrolling interest	4,023	10,951	36,278
Net cash used in financing activities	(74,542)	(71,109)	(65,615)
Net increase (decrease) in cash and cash equivalents	43,314	19,084	(1,198)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,808)	(1,294)	(2,141)
Cash and cash equivalents, beginning of the year	142,728	124,938	128,277
Cash and cash equivalents, end of the year	$183,234	$142,728	$124,938

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
For the years ended December 31, 2016, 2015 and 2014, the Company paid taxes, net of tax refunds, of approximately $49,331,000, $30,885,000 and $46,840,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, for the years ended December 31, 2016, 2015 and 2014, the Company issued fully vested restricted stock units in the amount of $486,000, $425,000 and $352,000, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $1,972,000, $1,684,000 and $2,693,000, respectively.
Effective March 1, 2016, the Company's proportionate ownership interest in Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX) decreased and the Company deconsolidated the assets and liabilities of LPX resulting in a non-cash reduction of $14,036,000 from redeemable noncontrolling interest and a non-cash increase of $14,550,000 to equity method investments. Effective October 1, 2016, the Company's proportionate ownership interest in LPX decreased and the Company recorded a non-cash reclassification of $15,045,000, from equity method investments into available-for-sale investments.
Effective June 1, 2016, the Company's proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company recorded a non-cash reclassification of $12,995,000, from equity method investments into available-for-sale investments.
During the year ended December 31, 2014, the Company’s proportionate ownership interest in Cohen & Steers Active Commodities Fund, LP (ACOM) decreased and the Company deconsolidated the assets and liabilities of ACOM resulting in a non-cash increase of $8,840,000 to equity method investments.
During the year ended December 31, 2014, the Company’s proportionate ownership interest in MLO decreased and the Company deconsolidated the assets and liabilities of MLO resulting in a non-cash reduction of $26,906,000 from redeemable noncontrolling interest and a non-cash increase of $22,338,000 to equity method investments.
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
In May 2015, the FASB issued new guidance related to the disclosure of certain investments that calculate net asset value per share (NAV) as a practical expedient. This guidance removes the requirement to categorize such investments within the fair value hierarchy table. The Company adopted this guidance on January 1, 2016 on a retrospective basis to all periods presented. As a result of adoption, $7.2 million and $6.5 million of NAV investments at December 31, 2016 and December 31, 2015, respectively, are no longer classified within Level 2 and Level 3 within the fair value hierarchy. The fair value amounts presented in Note 5 are intended to permit reconciliation of the investments included in the fair value hierarchy to the amounts presented on the consolidated statement of financial position.
In August 2014, the FASB issued new guidance regarding disclosure of going concern uncertainties in the financial statements. The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued at each annual and interim reporting period. This new guidance was effective for the Company's first quarter of 2016. The adoption of this new guidance did not have a material impact on its consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Due from/to Brokers—The Company conducts business, primarily with respect to its consolidated seed investments, with brokers for certain of its investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balance represents cash and cash equivalents balances at brokers/custodians and/or receivables and payables for unsettled securities transactions.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each statement of financial condition date.
Investments classified as trading represent securities held within the affiliated funds that the Company consolidates and are measured at fair value based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by management and approved by the Company’s valuation committee. Unrealized gains and losses are recorded as gain (loss) from trading investments—net in the Company’s consolidated statements of operations.
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as equity in earnings (losses) of affiliates in the Company’s consolidated statements of operations. As of December 31, 2016, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value based on quoted market prices or NAV (or its equivalent) as a practical expedient and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value based on their settlement price at the close of trading on the associated commodities exchange or board of trade with gains and losses

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as gain (loss) from trading investments—net in the Company's consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company's consolidated statements of financial condition. As of December 31, 2016, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
Distribution and Service Fee Revenue—CSS acts as the principal distributor of the Company’s sponsored open-end funds which may offer the following classes: Class A (initial sales load), Class C (back-end sales load), Class R (load retirement) and Class Z (no load retirement). Effective May 2007, the Company suspended sales of Class B shares and all remaining Class B shares converted to Class A shares in 2015. Distribution and service fee revenue is based on the average daily net assets of the funds as detailed below. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
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
Distribution fee expense represents payments made to qualified intermediaries for (i) assistance in connection with the distribution of the Company's sponsored open-end funds' shares and (ii) for other expenses such as advertising costs and printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (Rule 12b-1). CSS pays distribution fee expense based on the average daily net assets under management of up to 25bps on Class A shares and 75bps on Class C shares.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder servicing fee expense represents payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. CSS pays service fee expenses based on the average daily net assets under management of up to 10bps on Class A shares, 25bps on Class C shares and 15bps on Class Z shares. Effective October 1, 2014, the Company no longer pays shareholder service fees on Class Z shares.
CSS pays combined distribution and service fee expenses based on the average daily net assets under management of up to 50bps on Class R shares.
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing and marketing and support of Company-sponsored open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management or the number of accounts being serviced.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. The cumulative translation adjustment was $(6,845,000), $(3,908,000) and $(1,446,000) as of December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common stockholders, foreign currency translation gain and loss (net of tax), unrealized gain and loss from available-for-sale investments (net of tax) and reclassification to statements of operations of realized gain and loss from available-for-sale investments (net of tax).
Recently Issued Accounting Pronouncements—In January 2017, the FASB issued guidance to simplify the impairment test by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

new guidance will be effective for the Company’s first quarter of 2020. The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued new guidance amending the current guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to unify the currently diverse presentations and classifications, which address eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance will be effective for the Company’s first quarter of 2018 and requires a retrospective approach to adoption. The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements and the related disclosures.
In March 2016, the FASB issued new guidance amending the current accounting for an investment that becomes qualified for the equity method of accounting. The guidance requires that the cost of acquiring an additional interest in the investment, if any, that resulted in it qualifying for the equity method be added to the carrying value of the investment. The equity method will then be applied from that point forward without any retroactive application or adjustment. This new guidance will be effective for the Company’s first quarter of 2017. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, excess tax benefits, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new guidance will be effective for the Company’s first quarter of 2017. The Company has evaluated the impact that adoption of this standard will have on its financial statements and related disclosures and has concluded that adoption will result in the tax effect associated with differences between the grant date price and delivery date price of restricted stock units being recorded on the income statement rather than in additional paid-in capital and reclassification of such amounts on the statement of cash flows from financing activities to operating activities.
In February 2016, the FASB issued guidance introducing a new lease model which requires all operating leases to be recorded on the balance sheet as right of use assets and offsetting lease liability obligations. The guidance requires disclosures by lessees and lessors to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued new guidance amending the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This new guidance will be effective for the Company’s first quarter of 2018. Upon adoption of this guidance, changes in the fair value of the Company's available-for-sale investments will be reported through earnings rather than through other comprehensive income.
In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to a) identifying performance obligations and b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company's first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. The Company's implementation analysis is ongoing, however, it does not expect the adoption of the guidance to have a significant effect on the timing of the recognition of revenue. The Company is currently evaluating performance obligations and the related transaction costs. The overall effect upon adoption may change based on further analysis and implementation efforts. The Company has not yet determined which transition method will be employed.
3. Goodwill and Intangible Assets
The following summarizes the changes in the Company's goodwill and intangible assets during the years ended December 31, 2016 and 2015 (in thousands):

	Goodwill	Finite Lived Intangible Assets	Indefinite Lived Intangible Assets
Balance at January 1, 2015	$19,120	$362	$1,250
Currency revaluation	(1,145)	—	—
Amortization during 2015	N/A	(89)	N/A
Balance at December 31, 2015	$17,975	$273	$1,250
Currency revaluation	(291)	—	—
Amortization during 2016	N/A	(89)	N/A
Balance at December 31, 2016	$17,684	$184	$1,250

The following is a summary of the intangible assets at December 31, 2016 and December 31, 2015 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2016
Amortized intangible assets:
Client relationships	24	$1,543	$(1,359)	$184
Non-amortized intangible assets:
Fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,359)	$1,434
2015
Amortized intangible assets:
Client relationships	36	$1,543	$(1,270)	$273
Non-amortized intangible assets:
Fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,270)	$1,523

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expenses related to the intangible assets was approximately $89,000 for each of the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2017	$89
2018	95
Total	$184
4. Investments
The following is a summary of the Company's investments as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31,
	2016	2015
Trading investments	$12,689	$37,169
Equity method investments	6,459	16,974
Available-for-sale investments	35,396	17,191
Gain (loss) from investments for the years ended December 31, 2016, 2015 and 2014 are summarized below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Gain (loss) from trading investments—net (1)	$218	$(2,376)	$(1,567)
Equity in earnings (losses) of affiliates	3,324	(10,378)	(1,955)
Gain (loss) from available-for-sale investments—net	1,451	(2,648)	2,041

Number of new funds seeded	—	2	1
_________________________
(1)    Includes net income/(loss) attributable to redeemable noncontrolling interest for the periods presented.
The Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX), launched by the Company in December 2015, is an open-end fund for which the Company is the investment adviser. LPX is a VOE and the Company owned the majority of the outstanding voting interests through February 29, 2016. Accordingly, the underlying assets and liabilities and results of operations of LPX had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. As a result of additional third-party subscriptions into the fund, effective March 1, 2016, the Company no longer owned the majority of the outstanding voting interest in LPX, however it was determined that the Company has significant influence over the financial decisions of LPX and therefore recorded its investment in LPX using the equity method of accounting. Effective October 1, 2016, the Company's ownership interest in LPX fell below 20% and the Company no longer had significant influence over LPX. Accordingly, the Company began recording its investment in LPX as an available-for-sale investment.
The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in September 2015, and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of December 31, 2016, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns of

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GLI SICAV. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company's consolidated financial statements.
The following represents the portion of the consolidated statements of financial condition attributable to the consolidated GLI SICAV as of December 31, 2016 and December 31, 2015. The assets may only be used to settle obligations of GLI SICAV and the liabilities are the sole obligation of GLI SICAV, for which creditors do not have recourse to the general credit of the Company (in thousands):

	December 31, 2016	December 31, 2015
Assets:
Trading investments	$5,069	$4,719
Due from broker	181	176
Other assets	43	53
Total assets	$5,293	$4,948

Liabilities:
Due to broker	$—	$12
Other liabilities and accrued expenses	70	50
Total liabilities	$70	$62
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), launched by the Company in May 2014, is an open-end fund for which the Company is the investment adviser. CDF is a VOE and the Company owned the majority of the outstanding voting interest in the fund as of December 31, 2016. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
ACOM, launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The Company owned all of the voting interest in ACOM through September 30, 2014. Accordingly, the underlying assets and liabilities and results of operations of ACOM had been included in the Company's consolidated financial statements. As a result of third-party investments into the fund, effective October 1, 2014, the Company no longer held a controlling financial interest in ACOM. The Company determined that ACOM was not a VIE as the limited partners, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is not consolidated into the Company's consolidated financial statements. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of December 31, 2016, the Company's ownership in ACOM was approximately 10%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. As the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of December 31, 2016, the Company's ownership in GRP-TE was approximately 0.2%. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees.
In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 13 for

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

further discussion regarding the Company's co-investment commitment. As of December 31, 2016, GRP-CIP is a VIE and the Company is the primary beneficiary as it owns all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company's consolidated financial statements.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated GRP-CIP as of December 31, 2016 and December 31, 2015. The assets may only be used to settle obligations of GRP-CIP and the liabilities are the sole obligation of GRP-CIP, for which creditors do not have recourse to the general credit of the Company (in thousands):

	December 31, 2016	December 31, 2015
Assets:
Trading investments	$1,918	$2,131
Due from broker	294	207
Other assets	—	—
Total assets	$2,212	$2,338

Liabilities:
Due to broker	$—	$—
Other liabilities and accrued expenses	5	5
Total liabilities	$5	$5
MLO, launched by the Company in December 2013, is an open-end fund for which the Company is the investment adviser. MLO is a VOE and the Company owned the majority of the outstanding voting interest in MLO through October 31, 2014. Accordingly, the underlying assets and liabilities and results of operations of MLO had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. Effective November 1, 2014, as a result of additional third-party subscriptions into the fund, the Company no longer owned the majority of the outstanding voting interest in MLO, however it was determined that the Company has significant influence over the financial decisions of MLO and therefore recorded its investment in MLO using the equity method of accounting. Effective June 1, 2016, the Company's ownership interest in MLO fell below 20% and the Company no longer had significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
Cohen & Steers Real Assets Fund, Inc. (RAP), launched by the Company in January 2012, is an open-end fund for which the Company is the investment adviser. RAP is a VOE. The Company had significant influence over RAP through September 30, 2014 and recorded its investment in RAP using the equity method of accounting. Effective October 1, 2014, the Company's ownership interest in RAP fell below 20% and the Company no longer had significant influence over RAP. Accordingly, the Company began recording its investment in RAP as an available-for-sale investment. During the fourth quarter of 2016, the Company sold its remaining interest in RAP.
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
The Company met the significant subsidiaries test for total equity method investments as of December 31, 2014 and is required to provide the summarized financial information for all equity method investments for all periods presented. The following is the aggregate condensed statement of financial condition information for the Company's equity method investments as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31,
	2016	2015
Total assets	$105,946	$147,590
Total liabilities	109	2,038
Net assets	105,837	145,552

The following is the condensed statement of operations for the aggregate of the Company's equity method investments for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31, (1)
	2016	2015	2014
Total revenue	$5,163	$2,753	$2,896
Total expenses	1,609	1,194	2,019
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	10,201	(44,936)	(14,827)
Net income (loss)	$13,755	$(43,377)	$(13,950)
_________________________
(1)    Amounts are included only for the time in which the investees were accounted for under the equity method.
The following is a summary of the fair value of trading investments and equity method investments as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
ACOM	$—	$6,371	$—	$5,624
CDF	5,702	—	5,606	—
GLI SICAV	5,069	—	4,719	—
GRP-CIP	1,918	—	2,131	—
GRP-TE	—	88	—	92
LPX	—	—	24,713	—
MLO	—	—	—	11,258
Total	$12,689	$6,459	$37,169	$16,974

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain (loss) from trading investments—net for the years ended December 31, 2016, 2015 and 2014, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Years Ended December 31,
	2016	2015	2014
ACOM	$—	$—	$(505)
CDF	839	(2,167)	(2,804)
GLI SICAV	297	(135)	—
GRP-CIP	(149)	(80)	151
LPX	(769)	6	—
MLO	—	—	1,567
Onshore Fund	—	—	24
Total gain (loss) from trading investments—net	$218	$(2,376)	$(1,567)
Equity in earnings (losses) of affiliates for the years ended December 31, 2016, 2015 and 2014 are summarized below (in thousands):

	Years Ended December 31,
	2016	2015	2014
ACOM	$748	$(1,988)	$(1,228)
GRP-TE	(13)	7	11
LPX	852	—	—
MLO	1,737	(8,397)	(1,511)
Offshore Fund	—	—	20
RAP	—	—	753
Total equity in earnings (losses) of affiliates	$3,324	$(10,378)	$(1,955)
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,020	$13	$(22)	$1,011
Common stocks	4,639	194	(325)	4,508
Company-sponsored funds	28,232	1,755	(110)	29,877
Total available-for-sale investments	$33,891	$1,962	$(457)	$35,396
_________________________
(1)    At December 31, 2016, there were no securities with unrealized losses continuously for a period of more than 12 months.

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
Available-for-sale investments with a fair value of approximately $18,521,000 and $1,779,000 at December 31, 2016 and December 31, 2015, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of December 31, 2016 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the funds.
As of December 31, 2015, the Company determined, based on an analysis of quantitative and qualitative factors including the estimated recovery period, that the seed investment in RAP was other-than-temporarily impaired. Accordingly, for the year ended December 31, 2015, the Company recorded an other-than-temporary impairment of $2,846,000 on its investment in RAP.
As of December 31, 2016, the Company determined that it had the ability and intent to hold the remaining available-for-sale investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the years ended December 31, 2016, 2015 and 2014 are summarized below (in thousands):

	Years Ended December 31,
	2016	2015		2014
Proceeds from sales	$20,823	$7,298		$12,704
Gross realized gains	1,879	759		2,251
Gross realized losses, including other-than-temporary impairment	(428)	(3,407)	(1)	(210)
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded as of the beginning of the reporting period. There were no transfers between level 1 and level 2 during the year ended December 31, 2016.
The following table presents fair value measurements as of December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$140,872	$—	$—	$—	$140,872
Trading investments
Common stocks	$5,069	$—	$—	$—	$5,069
Fixed income securities	—	5,702	—	—	5,702
Limited partnership interests	—	—	1,196	722	1,918
Total trading investments	$5,069	$5,702	$1,196	$722	$12,689
Equity method investments	$—	$—	$—	$6,459	$6,459
Available-for-sale investments
Preferred securities	$1,001	$10	$—	$—	$1,011
Common stocks	4,508	—	—	—	4,508
Company-sponsored funds	29,877	—	—	—	29,877
Total available-for-sale investments	$35,386	$10	$—	$—	$35,396
Derivatives - assets
Foreign exchange contracts	$—	$1,417	$—	$—	$1,417
Commodity contracts	343	—	—	—	343
Total derivatives - assets	$343	$1,417	$—	$—	$1,760
Derivatives - liabilities
Commodity contracts	$266	$—	$—	$—	$266
Total derivatives - liabilities	$266	$—	$—	$—	$266
_________________________

(1)	Comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.

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
Trading investments classified as investments measured at NAV in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of December 31, 2016, the Company did not have the ability to redeem these interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity method investments classified as investments measured at NAV in the above table were comprised of the Company's partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds' NAVs. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2016, the Company did not have the ability to redeem its investment in GRP-TE.
The following table presents fair value measurements as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$60,412	$—	$—	$—	$60,412
Trading investments
Preferred securities	$3,863	$—	$—	$—	$3,863
Common stocks	4,719	—	—	—	4,719
Fixed income securities	—	26,456	—	—	26,456
Limited partnership interests	—	—	1,312	819	2,131
Total trading investments	$8,582	$26,456	$1,312	$819	$37,169
Equity method investments	$11,258	$—	$—	$5,716	$16,974
Available-for-sale investments
Preferred securities	$1,178	$—	$—	$—	$1,178
Common stocks	3,834	—	—	—	3,834
Company-sponsored funds	12,179	—	—	—	12,179
Total available-for-sale investments	$17,191	$—	$—	$—	$17,191
Derivatives - assets
Foreign exchange contracts	$—	$10	$—	$—	$10
Commodity contracts	290	—	—	—	290
Total derivatives - assets	$290	$10	$—	$—	$300
Derivatives - liabilities
Foreign exchange contracts	$—	$219	$—	$—	$219
Commodity contracts	425	—	—	—	425
Total derivatives - liabilities	$425	$219	$—	$—	$644
_________________________

(1)	Comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading investments classified as investments measured at NAV in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds.
Equity method investments classified as investments measured at NAV in the above table were comprised of the Company's partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds' NAVs. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2015, the Company did not have the ability to redeem its investment in GRP-TE.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015 (in thousands):

Trading Investments
Limited Partnership Interests
Balance at January 1, 2015	$1,465
Purchases / contributions	58
Sales / distributions	3
Realized gains	(3)
Unrealized (losses) gains (1)	(211)
Transfers into (out of) level 3	—
Balance at December 31, 2015	$1,312
Purchases / contributions	51
Sales / distributions	(53)
Realized gains	—
Unrealized (losses) gains (1)	(114)
Transfers into (out of) level 3	—
Balance at December 31, 2016	$1,196

_________________________

(1)	Pertains to unrealized gains (losses) from securities held at December 31, 2016 and 2015, respectively.
Realized and unrealized gains (losses) from investments classified as trading investments in the above tables were recorded as gain (loss) from trading investments in the Company's consolidated statements of operations.
Valuation Techniques
In certain instances, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable brokers/dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use information with respect to transactions in such investments, broker quotes, pricing matrices, market transactions in comparable investments and various relationships between investments. As part of its independent price verification process, the Company generally performs reviews of valuations provided by broker-dealers or independent pricing services. Investments in Company-sponsored funds are valued at their closing price or NAV (or its equivalent) as a practical expedient.
Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points (based on the spot rate and currency rate differentials), which are all inputs that are observable in active markets (level 2).

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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of December 31, 2016 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,196	Discounted cash flows	Discount rates Exit capitalization rates Market rental rates	11% - 12.5% 8% - 8.5% $14.00 - 17.00 psf
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
6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$13,839	$1,417	$—	$—
Total commodity contracts	6,538	343	4,825	266
Total derivatives	$20,377	$1,760	$4,825	$266

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$2,361	$10	$14,955	$219
Total commodity contracts	3,962	290	7,337	425
Total derivatives	$6,323	$300	$22,292	$644
Cash included in due from broker in the consolidated statement of financial condition of approximately $192,000 as of December 31, 2015 was held as collateral for futures contracts. Securities included in trading investments in the consolidated statement of financial condition of approximately $487,000 and $566,000 as of December 31, 2016 and December 31, 2015, respectively, were held as collateral for futures contracts.
Gains and losses from derivative financial instruments for the years ended December 31, 2016, 2015 and 2014 are summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Foreign exchange contracts	$1,626	$(702)	$95
Commodity contracts	835	(2,167)	(3,280)
Total derivatives	$2,461	$(2,869)	$(3,185)
7. Property and Equipment
The following is a summary of property and equipment as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Equipment	$6,969	$6,651
Furniture and fixtures	3,505	2,156
Software	18,467	16,827
Leasehold improvements	16,031	10,141
Subtotal	44,972	35,775
Less: Accumulated depreciation and amortization	(29,008)	(25,992)
Property and equipment, net	$15,964	$9,783

Depreciation and amortization expense related to property and equipment was $4,155,000, $3,827,000 and $4,535,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Depreciation and amortization expense related to property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets which range from 3-7 years. Leasehold improvement is amortized using the straight-line method over the lease term.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Anti-dilutive common stock equivalents of approximately 14,000 and 43,000 shares were excluded from the computation for the years ended December 31, 2016 and December 31, 2015, respectively. No anti-dilutive common stock equivalents were excluded from the computation for the year ended December 31, 2014.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Net income	$92,810	$64,337	$75,734
Less: Net loss (income) attributable to redeemable noncontrolling interest	126	214	(224)
Net income attributable to common stockholders	$92,936	$64,551	$75,510
Basic weighted average shares outstanding	45,951	45,433	44,788
Dilutive potential shares from restricted stock units	481	464	855
Diluted weighted average shares outstanding	46,432	45,897	45,643
Basic earnings per share attributable to common stockholders	$2.02	$1.42	$1.69
Diluted earnings per share attributable to common stockholders	$2.00	$1.41	$1.65
9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards for a period of up to ten years to eligible employees and directors. A total of 16.0 million shares of common stock may be granted under the SIP. At December 31, 2016, RSUs with respect to approximately 14.1 million shares of common stock were issued. Total compensation cost related to unvested RSUs not yet recognized was approximately $32,559,000 at December 31, 2016 and is expected to be recognized over approximately the next three years. In January 2017, the Company granted approximately 0.8 million restricted stock units under the SIP which vest over a four year period.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company has granted awards of vested RSUs to the non-management directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of grant. Dividends declared during the delayed delivery period are paid to the directors in cash. From time to time, the Company grants awards of vested RSUs to certain employees pursuant to the SIP. These grants are generally delivered ratably over four years. At December 31, 2016, vested RSUs with respect to approximately 34,000 shares of common stock were outstanding pursuant to these grants. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $486,000, $425,000 and $352,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company's awards of RSUs under the SIP to the non-management directors and certain employees (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	29	$31.47
Granted	9	39.67
Delivered	(10)	29.12
Balance at December 31, 2014	28	34.93
Granted	12	35.31
Delivered	(10)	31.86
Balance at December 31, 2015	30	36.17
Granted	13	37.17
Delivered	(9)	34.02
Balance at December 31, 2016	34	37.15
Unvested Restricted Stock Unit Grants
The Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods. Prior to 2015, except in circumstances where a dividend was determined to be an extraordinary dividend in the sole discretion of the Company's Compensation Committee (in which case dividend equivalents are accrued on such RSUs in the form of additional unvested RSUs), dividends were not paid to the holders of such unvested RSUs. Commencing with 2015, dividend equivalents are accrued on unvested RSUs for all dividends declared by the Company. All dividend equivalents are forfeitable until they are delivered. At December 31, 2016, RSUs with respect to approximately 307,000 shares of common stock were outstanding pursuant to these grants. Amortization expense related to the unearned stock-based compensation, net of forfeitures, was approximately $4,685,000, $5,233,000 and $8,590,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table sets forth activity relating to the Company's awards of RSUs under the SIP to certain employees (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	950	$26.72
Granted	110	37.33
Delivered	(361)	24.45
Forfeited	(9)	25.69
Balance at December 31, 2014	690	26.72
Granted	73	41.10
Delivered	(461)	26.95
Forfeited	(6)	40.52
Balance at December 31, 2015	296	36.36
Granted	159	30.31
Delivered	(147)	35.52
Forfeited	(1)	42.09
Balance at December 31, 2016	307	33.62
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically pays a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). Dividend equivalents are accrued on

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the deferred compensation awards in the form of additional unvested RSUs. The RSUs under the Mandatory Program will vest and be delivered ratably over four years and the dividend equivalents will vest and be delivered on the fourth anniversary of the original grant date. The fair value at the date of grant of the RSUs under the Mandatory Program is expensed on a straight-line basis over the vesting period.
As of December 31, 2016, approximately 1,399,000 RSUs under the Mandatory Program including dividend equivalents were outstanding. Amortization expense, net of forfeitures, related to the unearned stock-based compensation under the Mandatory Program, was approximately $16,847,000, $17,315,000 and $16,178,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table sets forth activity relating to the Company's incentive bonus plans, including the Company match and dividend equivalents (share data in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	1,431	$32.03
Granted	522	36.67
Delivered	(472)	30.84
Forfeited	(27)	34.29
Balance at December 31, 2014	1,454	34.04
Granted	496	41.45
Delivered	(607)	32.69
Forfeited	(61)	38.51
Balance at December 31, 2015	1,282	37.33
Granted	722	30.02
Delivered	(548)	35.86
Forfeited	(57)	35.14
Balance at December 31, 2016	1,399	34.22

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from market value with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. For the years ended December 31, 2016, 2015 and 2014, approximately 19,000, 19,000 and 14,000 shares, respectively, had been purchased by eligible employees through the ESPP. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a non-cash stock-based compensation expense of approximately $114,000, $95,000 and $87,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of the following: (1) termination of the ESPP by the board of directors, or (2) issuance of all of the shares reserved for issuance under the ESPP.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2016, 2015 and 2014.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. Forfeited amounts are used to reduce the Company's contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2016, 2015 and 2014 totaled approximately $126,000, $118,000 and $83,000, respectively.
Matching contributions, net of forfeitures, to the Plan totaled approximately $1,464,000, $1,511,000 and $1,074,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Investment advisory and administration fees	$227,184	$218,942	$210,316
Distribution and service fees	19,396	16,001	14,667
	$246,580	$234,943	$224,983
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored funds for the years ended December 31, 2016, 2015 and 2014 are summarized below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Proceeds from sales	$13,251	$—	$192
Gross realized gains	1,159	—	—
Gross realized losses, including other-than-temporary impairment	—	(2,846)	(3)
Dividend income	787	250	390
The Company has agreements with certain affiliated open-end and closed-end funds to reimburse certain fund expenses. For the years ended December 31, 2016, 2015 and 2014, expenses of approximately $8,568,000, $8,676,000 and $9,218,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.
Included in accounts receivable at December 31, 2016 and 2015 are receivables due from Company-sponsored funds of approximately $20,221,000 and $19,209,000, respectively.
12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed under the Rule. As of December 31, 2016, CSS had net capital of approximately $3,459,000, which exceeded its requirements by approximately $3,214,000. The Rule

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. In July 2016, CSCM made a capital contribution into CSS in the amount of $2 million.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of December 31, 2016, CSAL and CSUK had aggregate regulatory capital of approximately $68,671,000, which exceeded aggregate regulatory capital requirements by approximately $65,862,000.
13. Commitments and Contingencies
The Company leases office space under noncancelable operating leases expiring at various dates through January 2024. The Company also leases certain office equipment and information technology applications under noncancelable operating leases expiring at various dates through December 2020. The aggregate minimum future payments under the leases are as follows (in thousands):

Years Ended December 31,	Operating Leases
2017	$12,196
2018	11,446
2019	11,593
2020	11,236
2021	10,832
Thereafter	22,620
$79,923

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $11,535,000, $11,215,000 and $10,103,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Sublease rental income received for the year ended December 31, 2014 was approximately $70,000. There was no sublease rental income received for the years ended December 31, 2016 and 2015.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of December 31, 2016, the Company has funded approximately $3.3 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's consolidated statements of financial condition as of December 31, 2016.
14. Income Taxes
The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 includes U.S. federal, state, local and foreign taxes. The effective tax rate for the year ended December 31, 2016 was approximately 35.3% which differs from the U.S. federal statutory rate primarily due to the release of a valuation allowance associated with unrealized gains on the Company's seed investments. The effective tax rate for the year ended December 31, 2015 was approximately 42.9%,

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which included the recordation of a valuation allowance on the tax benefit associated with losses on the Company's seed investments. The effective tax rate was approximately 38% for the year ended December 31, 2014.
At December 31, 2016, the Company's foreign subsidiaries have recorded cumulative undistributed earnings and profits of approximately $91.1 million. The Company does not provide for deferred taxes on these undistributed foreign earnings as they are considered to be permanently invested outside of the United States. The determination of additional deferred taxes on this amount is not practicable due to the complexities of the hypothetical calculation.
The income before provision for income taxes and provision for income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income before provision for income taxes - U.S.	$132,882	$101,007	$108,452
Income before provision for income taxes - Non-U.S.	10,521	11,737	13,562
Total income before provision for income taxes	$143,403	$112,744	$122,014

Current taxes:
U.S. federal	$42,056	$32,065	$38,711
State and local	7,423	6,442	4,966
Non-U.S.	2,014	2,508	2,882
	51,493	41,015	46,559
Deferred taxes:
U.S. federal	(743)	6,334	(96)
State and local	(86)	1,273	(12)
Non-U.S.	(71)	(215)	(171)
	(900)	7,392	(279)
Provision for income taxes	$50,593	$48,407	$46,280

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
Significant components of the Company's net deferred income tax asset at December 31, 2016 and 2015 consist of the following (in thousands):

	At December 31,
	2016	2015
Deferred income tax assets (liabilities):
Stock-based compensation	$7,797	$7,634
Non-deductible realized loss on investments	2,685	4,708
Dividend equivalents on unvested restricted stock units	2,686	3,052
Unrealized loss on investments	4,101	4,642
Deferred compensation	(4,528)	(6,792)
Deferred rent	2,407	2,414
Other	(2,743)	(757)
Subtotal	12,405	14,901
Less: valuation allowance	(6,786)	(9,350)
Deferred income tax asset - net	$5,619	$5,551

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had capital loss carryforwards of approximately $6,959,000 and $6,413,000 for the years ended December 31, 2016 and December 31, 2015 which, if unused, will expire in years 2017 to 2021. The valuation allowance on the net deferred income tax asset decreased approximately $2,564,000 during the year ended December 31, 2016.
At December 31, 2016, the Company had approximately $7,852,000 of total gross unrecognized tax benefits. Of this total, approximately $4,915,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective tax rate in future periods. The Company believes it is reasonably possible that it will reduce its unrecognized tax benefits by $1,496,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2014	$5,927
Addition for tax positions of current year	1,230
Addition for tax positions of prior years	90
Reduction of tax positions from prior years	(901)
Gross unrecognized tax benefits balance at December 31, 2014	$6,346
Addition for tax positions of current year	1,147
Addition for tax positions of prior years	250
Reduction of tax positions from prior years	(484)
Gross unrecognized tax benefits balance at December 31, 2015	$7,259
Addition for tax positions of current year	1,437
Addition for tax positions of prior years	163
Reduction of tax positions from prior years	(1,007)
Gross unrecognized tax benefits balance at December 31, 2016	$7,852
The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2016 and 2015, the Company had approximately $2,250,000 and $1,661,000, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2011 through 2016 remain open to examination by various taxing jurisdictions.
A reconciliation of the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.5%	4.3%	4.5%
Non-deductible loss on investments	1.3%	5.2%	0.6%
Non-taxable gain on investments	(3.0)%	—%	—%
Foreign operations tax differential	(1.1)%	(2.1)%	(2.2)%
Other	(0.4)%	0.5%	0.1%
Effective income tax rate	35.3%	42.9%	38.0%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated funds and third-party institutional separate account subadvisory relationship, which is comprised of multiple accounts, provided 10 percent or more of the total revenue of the Company (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$45,047	$47,870	$45,904
Percent of total revenue	13%	15%	15%

Cohen & Steers Preferred Securities and Income Fund, Inc. (CPX):
Investment advisory and administration fees	$43,797	$29,212	$20,318
Percent of total revenue	13%	9%	6%

Daiwa Asset Management:
Investment advisory fees	$39,377	$37,653	$37,505
Portfolio consulting and other	2,930	2,793	1,970
Total	$42,307	$40,446	$39,475
Percent of total revenue	12%	12%	13%
The table below presents revenue by client domicile for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$282,516	$266,583	$256,137
Non - U.S.
Japan	43,458	41,899	40,179
Other	23,902	20,173	17,618
Total	$349,876	$328,655	$313,934

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Financial Data (unaudited)
The table below presents selected quarterly financial data for 2016 and 2015 (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total
2016
Revenue	$79,681	$86,373	$94,388	$89,434	$349,876
Operating income	28,307	34,131	37,213	35,860	135,511
Net income attributable to common stockholders	18,083	24,808	23,877	26,168	92,936
Earnings per share attributable to common stockholders:
Basic	0.39	0.54	0.52	0.57	2.02
Diluted	0.39	0.53	0.51	0.56	2.00
Weighted-average shares outstanding:
Basic	45,808	45,984	45,999	46,010	45,951
Diluted	46,195	46,378	46,544	46,609	46,432

2015 (1)
Revenue	$83,815	$83,502	$79,667	$81,671	$328,655
Operating income	34,549	31,171	31,477	30,352	127,549
Net income attributable to common stockholders	20,816	19,012	12,338	12,385	64,551
Earnings per share attributable to common stockholders:
Basic	0.46	0.42	0.27	0.27	1.42
Diluted	0.45	0.42	0.27	0.27	1.41
Weighted-average shares outstanding:
Basic	45,241	45,462	45,500	45,524	45,433
Diluted	45,980	45,805	45,830	45,969	45,897
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
On February 23, 2017, CNS declared a quarterly dividend on its common stock in the amount of $0.28 per share. This dividend will be payable on March 23, 2017 to stockholders of record at the close of business on March 9, 2017.

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
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

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