Form 10-Q
period 2017-03-31
COHEN & STEERS INC
filed 2017-05-10
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
  ________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

		Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 2, 2017 was 46,293,601.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2017 and December 31, 2016	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2017 and 2016	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2017 and 2016	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Three Months Ended March 31, 2017 and 2016	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2017 and 2016	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information *

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

Signatures		43
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016 (the Form 10-K), which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$156,685	$183,234
Trading investments ($637 and $487) (1) ($7,634 and $6,987) (2)	15,162	12,689
Equity method investments	6,170	6,459
Available-for-sale investments	38,843	35,396
Accounts receivable	58,676	46,288
Due from brokers ($520 and $475) (2)	2,159	1,579
Property and equipment—net	15,557	15,964
Goodwill and intangible assets—net	19,233	19,118
Deferred income tax asset—net	—	5,619
Other assets ($40 and $43) (2)	7,055	7,382
Total assets	$319,540	$333,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$9,536	$35,333
Distribution and service fees payable	6,448	6,452
Income tax payable	15,906	9,375
Deferred rent	6,172	6,229
Deferred income tax liability—net	54	—
Other liabilities and accrued expenses ($75 and $75) (2)	7,088	9,672
Total liabilities	45,204	67,061
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	975	853
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,078,878 and 50,415,152 shares issued at March 31, 2017 and December 31, 2016, respectively	511	504
Additional paid-in capital	550,249	543,829
Accumulated deficit	(118,663)	(127,957)
Accumulated other comprehensive loss, net of tax	(5,019)	(5,885)
Less: Treasury stock, at cost, 4,787,094 and 4,524,694 shares at March 31, 2017 and December 31, 2016, respectively	(153,717)	(144,677)
Total stockholders’ equity	273,361	265,814
Total liabilities and stockholders’ equity	$319,540	$333,728
_________________________

(1)	Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. as of March 31, 2017 and December 31, 2016, respectively.

(2)
Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2017 and December 31, 2016 attributable to Cohen & Steers SICAV Global Listed Infrastructure Fund and Cohen & Steers Co-Investment Partnership, L.P., which were variable interest entities as of March 31, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Investment advisory and administration fees	$81,903	$73,088
Distribution and service fees	5,046	4,233
Portfolio consulting and other	2,737	2,360
Total revenue	89,686	79,681
Expenses:
Employee compensation and benefits	29,383	28,040
Distribution and service fees	9,780	8,702
General and administrative	12,930	12,735
Depreciation and amortization	2,065	1,897
Total expenses	54,158	51,374
Operating income	35,528	28,307
Non-operating income:
Interest and dividend income	499	542
Gain (loss) from trading investments—net	273	(207)
Equity in (losses) earnings of affiliates	(289)	427
Gain (loss) from available-for-sale investments—net	35	(30)
Other losses	(291)	(89)
Total non-operating income	227	643
Income before provision for income taxes	35,755	28,950
Provision for income taxes	12,811	11,083
Net income	22,944	17,867
Less: Net loss attributable to redeemable noncontrolling interest	41	216
Net income attributable to common stockholders	$22,985	$18,083

Earnings per share attributable to common stockholders:
Basic	$0.50	$0.39
Diluted	$0.49	$0.39
Dividends declared per share	$0.28	$0.26
Weighted average shares outstanding:
Basic	46,243	45,808
Diluted	46,603	46,195
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$22,944	$17,867
Less: Net loss attributable to redeemable noncontrolling interest	41	216
Net income attributable to common stockholders	22,985	18,083
Other comprehensive income, net of tax:
Foreign currency translation gain	487	372
Net unrealized gain from available-for-sale investments	414	787
Reclassification to statements of operations of (gain) loss from available-for-sale investments	(35)	30
Other comprehensive income	866	1,189
Total comprehensive income attributable to common stockholders	$23,851	$19,272
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
Three Months Ended March 31, 2017 and 2016
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2016	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
Dividends	—	—	(12,253)	—	—	(12,253)	—	—
Issuance of common stock	6	237	—	—	—	243	—	662
Repurchase of common stock	—	—	—	—	(7,375)	(7,375)	—	(258)
Tax deficiency associated with restricted stock units—net	—	(1,517)	—	—	—	(1,517)	—	—
Issuance of restricted stock units	—	408	—	—	—	408	—	—
Amortization of restricted stock units—net	—	7,063	—	—	—	7,063	—	—
Forfeitures of vested restricted stock units	—	(29)	—	—	—	(29)	—	—
Net income (loss)	—	—	18,083	—	—	18,083	(216)	—
Other comprehensive loss, net of tax	—	—	—	1,189	—	1,189	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	3,734	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(127)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(14,036)	—
Ending balance, March 31, 2016	$503	$526,017	$(142,266)	$(2,654)	$(144,012)	$237,588	$689	45,844

Beginning balance, January 1, 2017	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
Dividends	—	—	(13,406)	—	—	(13,406)	—	—
Issuance of common stock	7	250	—	—	—	257	—	664
Repurchase of common stock	—	—	—	—	(9,040)	(9,040)	—	(262)
Issuance of restricted stock units	—	596	—	—	—	596	—	—
Amortization of restricted stock units—net	—	5,578	(285)	—	—	5,293	—	—
Forfeitures of restricted stock units	—	(4)	—	—	—	(4)	—	—
Net income (loss)	—	—	22,985	—	—	22,985	(41)	—
Other comprehensive income, net of tax	—	—	—	866	—	866	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	174	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(11)	—
Ending balance, March 31, 2017	$511	$550,249	$(118,663)	$(5,019)	$(153,717)	$273,361	$975	46,292
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$22,944	$17,867
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	5,328	7,072
Depreciation and amortization	2,065	1,897
Deferred rent	(57)	42
(Gain) loss from trading investments—net	(273)	207
Equity in losses (earnings) of affiliates	289	(427)
(Gain) loss from available-for-sale investments—net	(35)	30
Deferred income taxes	5,406	4,066
Foreign currency loss (gain)	1,452	(1,635)
Changes in operating assets and liabilities:
Accounts receivable	(13,840)	(8,294)
Due from broker	(580)	(646)
Deferred commissions	(443)	(954)
Trading investments	(2,200)	(4,470)
Other assets	(44)	(763)
Accrued compensation	(25,770)	(23,537)
Distribution and service fees payable	(4)	(399)
Due to broker	—	1,820
Income tax payable	6,531	5,578
Other liabilities and accrued expenses	(2,581)	15
Net cash used in operating activities	(1,812)	(2,531)
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	—	51
Purchases of available-for-sale investments	(9,545)	(2,128)
Proceeds from sales of available-for-sale investments	6,746	1,942
Purchases of property and equipment	(649)	(1,448)
Net cash used in investing activities	(3,448)	(1,583)
Cash flows from financing activities:
Issuance of common stock	219	206
Repurchase of common stock	(9,040)	(7,375)
Dividends to stockholders	(12,979)	(11,970)
Distributions to redeemable noncontrolling interest	(11)	(127)
Contributions from redeemable noncontrolling interest	174	3,734
Net cash used in financing activities	(21,637)	(15,532)
Net decrease in cash and cash equivalents	(26,897)	(19,646)
Effect of foreign exchange rate changes on cash and cash equivalents	348	(168)
Cash and cash equivalents, beginning of the period	183,234	142,728
Cash and cash equivalents, end of the period	$156,685	$122,914
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the three months ended March 31, 2017 and 2016, the Company paid taxes, net of tax refunds, of approximately $989,000 and $1,526,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of $168,000 and $125,000 for the three month periods ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $427,000 and $283,000, respectively.
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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements Adopted—In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance amending the current accounting for an investment that becomes qualified for the equity method of accounting. The guidance requires that the cost of acquiring an additional interest in the investment, if any, that resulted in it qualifying for the equity method be added to the carrying value of the investment. The equity method will then be applied from that point forward without any retroactive application or adjustment. This new guidance was effective for the Company's first quarter of 2017. The adoption of this new guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, excess tax benefits, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this guidance on January 1, 2017. Prospectively beginning January 1, 2017, excess tax benefits or tax deficiencies are now reflected in the condensed consolidated statements of operations as a component of the provision for income taxes. For the three months ended March 31, 2017, the Company recognized $54,000 of excess tax benefits. Additionally, the condensed consolidated statement of cash flows now reflects excess tax benefits from share-based payments as an operating activity, rather than a financing activity. Finally, the Company elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result, the Company reclassified $285,000 from additional paid-in capital to retained earnings.
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
Consolidation of Company-sponsored Funds—The Company consolidates entities, including sponsored funds, that are deemed to be voting interest entities (VOE) when it has financial control over the entity which is generally when the Company owns a majority of the outstanding voting interest. Investments in Company-sponsored funds and management fees

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

are evaluated at inception and subsequently if there is a reconsideration event to determine if the fund is a Variable Interest Entities (VIEs) or VOE and which consolidation model to apply. All of the Company's management fees are presumed to be commensurate and at market and are therefore not considered variable interests. VIEs for which the Company is deemed to be the primary beneficiary are consolidated. Investments in Company-sponsored funds that are determined to be VOEs are consolidated when the Company’s ownership interest is greater than 50% of the outstanding voting interests of the fund or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights in the fund. The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.
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
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as equity in earnings (losses) of affiliates in the Company’s condensed consolidated statements of operations. As of March 31, 2017, the Company's equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value based on quoted market prices or NAV (or its equivalent) as a practical expedient and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, fixed income securities, investment-grade preferred instruments and investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other than temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

information as of the report date, the loss will be recognized as gain (loss) from available-for-sale investments—net in the Company’s condensed consolidated statements of operations.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value based on their settlement price at the close of trading on the associated commodities exchange or board of trade with gains and losses recorded as gain (loss) from trading investments—net in the Company’s condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses in the Company’s condensed consolidated statements of financial condition. As of March 31, 2017, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party interests in the Company’s consolidated entities. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is remeasured at redemption value which approximates the fair value at each reporting period.
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
Pursuant to distribution plans with the Company’s sponsored open-end funds, CSS receives distribution fees of up to 25bps for Class A shares and 75bps for Class C shares. CSS also receives shareholder servicing fees of up to 10bps on Class A shares and 25bps on Class C shares, pursuant to shareholder servicing plans with the funds.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Distribution fee expense represents payments made to qualified intermediaries for (i) assistance in connection with the distribution of the Company’s sponsored open-end funds’ shares and (ii) for other expenses such as advertising costs and printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (Rule 12b-1). CSS pays distribution fee expense based on the average daily net assets under management of up to 25bps on Class A shares and 75bps on Class C shares.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company’s condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(6,358,000) and $(6,845,000) as of March 31, 2017 and December 31, 2016, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income in the condensed consolidated statements of operations.

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
Recently Issued Accounting Pronouncements—In January 2017, the FASB issued guidance to simplify the impairment test by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance will be effective for the Company’s first quarter of 2020. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued new guidance amending the current guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to unify the currently diverse presentations and classifications, which address eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance will be effective for the Company’s first quarter of 2018 and requires a retrospective approach to adoption. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and the related disclosures.
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
In January 2016, the FASB issued new guidance amending the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This new guidance will be effective for the Company’s first quarter of 2018. Upon adoption of this guidance, changes in the fair value of the Company’s available-for-sale investments will be reported through earnings rather than through other comprehensive income.
In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to a) identifying performance obligations and b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company's first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. The Company’s implementation analysis is ongoing, however, it does not expect the adoption of the guidance to have a significant effect on the timing of the recognition of revenue. The Company is currently evaluating performance obligations and the related transaction costs. The overall effect upon adoption may change based on further analysis and implementation efforts. The Company has not yet determined which transition method will be employed.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At March 31, 2017 and December 31, 2016, goodwill was approximately $17,821,000 and $17,684,000, respectively. The Company’s goodwill increased by $137,000 for the three months ended March 31, 2017 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization for the intangible assets at March 31, 2017 and December 31, 2016 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
March 31, 2017:
Amortized intangible assets:
Client relationships	21	$1,543	$(1,381)	$162
Non-amortized intangible assets:
Fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,381)	$1,412
December 31, 2016:
Amortized intangible assets:
Client relationships	24	$1,543	$(1,359)	$184
Non-amortized intangible assets:
Fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,359)	$1,434

Amortization expenses related to the intangible assets was approximately $22,000 for both the three months ended March 31, 2017 and 2016. Estimated future amortization expense is as follows (in thousands):

Periods Ending December 31,	Estimated Amortization Expense
2017	$67
2018	95
Total	$162

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4. Investments
The following is a summary of the Company’s investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Trading investments	$15,162	$12,689
Equity method investments	6,170	6,459
Available-for-sale investments	38,843	35,396
Gain (loss) from investments for the three months ended March 31, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Gain (loss) from trading investments—net (1)	$273	$(207)
Equity in (losses) earnings of affiliates	(289)	427
Gain (loss) from available-for-sale investments—net	35	(30)
Total gain from seed investments—net	$19	$190

Number of new funds seeded	1	—
_________________________
(1)    Includes net income/(loss) attributable to redeemable noncontrolling interest for the periods presented.
Voting Interest Entities
The Cohen & Steers Funds ICAV (ICAV), an Irish alternative investment fund (AIF), and the Cohen & Steers Active Commodities Fund (Commodities Sub-Fund), a sub-fund within the ICAV, were launched by the Company in January 2017, and meet the definition of an investment company. The Company is the investment adviser of the Commodities Sub-Fund for which it receives a management fee. The ICAV and the Commodities Sub-Fund are each a VOE and the Company’s ownership interest in the ICAV is less than 20%; therefore, the Company records its investment in the Commodities Sub-Fund as an available-for-sale investment.
The Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX), launched by the Company in December 2015, is an open-end fund for which the Company is the investment adviser. LPX is a VOE and the Company owned the majority of the outstanding voting interests through February 29, 2016. Accordingly, the underlying assets and liabilities and results of operations of LPX had been included in the Company's consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. As a result of additional third-party subscriptions into the fund, effective March 1, 2016, the Company no longer owned the majority of the outstanding voting interest in LPX, however it was determined that the Company had significant influence over the financial decisions of LPX and therefore records its investment in LPX using the equity method of accounting. Effective October 1, 2016, the Company's ownership interest in LPX fell below 20% and the Company no longer had significant influence over LPX. Accordingly, the Company began recording its investment in LPX as an available-for-sale investment.
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), launched by the Company in May 2014, is an open-end fund for which the Company is the investment adviser. CDF is a VOE and the Company owned the majority of the outstanding voting interests in the fund as of March 31, 2017. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company's condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The limited partners of ACOM, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is a VOE. The Company's equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company's proportionate share of the fund's earnings. As of March 31, 2017, the Company's ownership in ACOM was approximately 10%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO), launched by the Company in December 2013, is an open-end fund for which the Company is the investment adviser. MLO is a VOE. Effective November 1, 2014, as a result of its ownership interest, it was determined that the Company has significant influence over the financial decisions of MLO and therefore recorded its investment in MLO using the equity method of accounting. Effective June 1, 2016, the Company's ownership interest in MLO fell below 20% and the Company no longer had significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
Cohen & Steers Real Assets Fund, Inc. (RAP), launched by the Company in January 2012, is an open-end fund for which the Company is the investment adviser. RAP is a VOE. The Company recorded its investment in RAP as an available-for-sale investment until the fourth quarter of 2016 when the Company sold its remaining interest in RAP.
Variable Interest Entities
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. The Company's equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of March 31, 2017, the Company's ownership in GRP-TE was approximately 0.2%; however, as the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company's risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees.
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
The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in September 2015, and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of March 31, 2017, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns of GLI SICAV. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company’s condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated VIEs as of March 31, 2017 and December 31, 2016. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company (in thousands):

	March 31, 2017		December 31, 2016
	GRP-CIP	GLI SICAV	GRP-CIP	GLI SICAV
Assets:
Trading investments	$2,239	$5,395	$1,918	$5,069
Due from broker	263	257	294	181
Other assets	—	40	—	43
Total assets	$2,502	$5,692	$2,212	$5,293

Liabilities:
Due to broker	$—	$—	$—	$—
Other liabilities and accrued expenses	5	70	5	70
Total liabilities	$5	$70	$5	$70
The following is a summary of the fair value of trading investments and equity method investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
Voting Interest Entities
ACOM	$—	$6,069	$—	$6,371
CDF	7,528	—	5,702	—

Variable Interest Entities
GLI SICAV	5,395	—	5,069	—
GRP-CIP	2,239	—	1,918	—
GRP-TE	—	101	—	88
Total	$15,162	$6,170	$12,689	$6,459
Gain (loss) from trading investments—net for the three months ended March 31, 2017 and 2016, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Voting Interest Entities
CDF	$(425)	$100
LPX	—	(769)

Variable Interest Entities
GLI SICAV	401	392
GRP-CIP	297	70
Total gain (loss) from trading investments—net	$273	$(207)

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Equity in earnings (losses) of affiliates for the three months ended March 31, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Voting Interest Entities
ACOM	$(302)	$76
LPX	—	246
MLO	—	119

Variable Interest Entities
GRP-TE	13	(14)
Total equity in (losses) earnings of affiliates	$(289)	$427
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,072	$34	$(3)	$1,103
Common stocks	8,424	337	(254)	8,507
Fixed income	3,759	10	(8)	3,761
Company-sponsored funds	23,366	2,010	(12)	25,364
Other	100	8	—	108
Total available-for-sale investments	$36,721	$2,399	$(277)	$38,843
_________________________
(1)    At March 31, 2017, there were no securities with material unrealized losses continuously for a period of more than 12 months.

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Preferred securities	$1,020	$13	$(22)	$1,011
Common stocks	4,639	194	(325)	4,508
Company-sponsored funds	28,232	1,755	(110)	29,877
Total available-for-sale investments	$33,891	$1,962	$(457)	$35,396
_________________________
(1)    At December 31, 2016, there were no securities with unrealized losses continuously for a period of more than 12 months.
Available-for-sale investments with a fair value of approximately $6,622,000 and $18,521,000 at March 31, 2017 and December 31, 2016, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of March 31, 2017 were generally caused by market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as qualitative and quantitative information about the financial condition and near term prospects of the funds.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

As of March 31, 2017, the Company determined that it had the ability and intent to hold the remaining available-for-sale investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the three months ended March 31, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$6,886	$1,955
Gross realized gains	98	150
Gross realized losses	(63)	(180)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded as of the beginning of the reporting period. There were no transfers between level 1 and level 2 during the period ended March 31, 2017.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements as of March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$121,598	$—	$—	$—	$121,598
Trading investments
Common stocks	$5,395	$—	$—	$—	$5,395
Fixed income securities	—	7,528	—	—	7,528
Limited partnership interests	—	—	1,476	763	2,239
Total trading investments	$5,395	$7,528	$1,476	$763	$15,162
Equity method investments	$—	$—	$—	$6,170	$6,170
Available-for-sale investments
Preferred securities	$981	$122	$—	$—	$1,103
Common stocks	8,507	—	—	—	8,507
Fixed income securities	—	3,761	—	—	3,761
Company-sponsored funds	25,364	—	—	—	25,364
Other	—	—	—	108	108
Total available-for-sale investments	$34,852	$3,883	$—	$108	$38,843
Derivatives - assets
Foreign exchange contracts	$—	$562	$—	$—	$562
Commodity contracts	108	—	—	—	108
Total derivatives - assets	$108	$562	$—	$—	$670
Derivatives - liabilities
Commodity contracts	$385	$—	$—	$—	$385
Total derivatives - liabilities	$385	$—	$—	$—	$385
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
Trading investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of March 31, 2017, the Company did not have the ability to redeem these interests.
Equity method investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company's partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds' NAVs. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of March 31, 2017, the Company did not have the ability to redeem its investment in GRP-TE.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-sale investments classified as level 2 in the above table were primarily comprised of corporate bonds with the fair value generally determined using third-party pricing services. The pricing services may utilize pricing models, and inputs into those models may include reported trades, executable bid and ask prices, broker-dealer quotations, prices or yields of similar securities, benchmark curves and other market information. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
Available-for-sale investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company’s co-investment in a Cayman trust invested in global listed infrastructure securities.
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
Trading investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of limited partnership interests which represent the Company's co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of December 31, 2016, the Company did not have the ability to redeem these interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Equity method investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company's partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds' NAVs. ACOM invests in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2016, the Company did not have the ability to redeem its investment in GRP-TE.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
	Trading Investments
	Limited Partnership Interests
Balance at beginning of period	$1,196	$1,312
Purchases / contributions	24	—
Sales / distributions	—	—
Realized gains (losses)	—	—
Unrealized gains (losses) (1)	256	26
Transfers into (out of) level 3	—	—
Balance at end of period	$1,476	$1,338

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at March 31, 2017 and March 31, 2016.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of March 31, 2017 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,476	Discounted cash flows	Discount rates Exit capitalization rates Market rental rates	11% - 12.5% 7% - 8% $14.50 - 16.80 psf
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

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of March 31, 2017 (in thousands):

	March 31, 2017
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$20,828	$562	$—	$—
Total commodity contracts	4,644	108	8,763	385
Total derivatives	$25,472	$670	$8,763	$385
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts as of December 31, 2016 (in thousands):

	December 31, 2016
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Total foreign exchange contracts	$13,839	$1,417	$—	$—
Total commodity contracts	6,538	343	4,825	266
Total derivatives	$20,377	$1,760	$4,825	$266
Cash included in due from broker in the condensed consolidated statement of financial condition of approximately $278,000 as of March 31, 2017 was held as collateral for futures contracts. Securities included in trading investments in the condensed consolidated statement of financial condition of approximately $637,000 and $487,000 as of March 31, 2017 and December 31, 2016, respectively, were held as collateral for futures contracts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Gains (losses) from derivative financial instruments for the three months ended March 31, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Foreign exchange contracts	$(855)	$(1,256)
Commodity contracts	(447)	100
Total losses from derivatives	$(1,302)	$(1,156)

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
Anti-dilutive common stock equivalents of approximately 17,000 and 56,000 shares were excluded from the computation for the three months ended March 31, 2017 and 2016, respectively.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$22,944	$17,867
Less: Net loss attributable to redeemable noncontrolling interest	41	216
Net income attributable to common stockholders	$22,985	$18,083
Basic weighted average shares outstanding	46,243	45,808
Dilutive potential shares from restricted stock units	360	387
Diluted weighted average shares outstanding	46,603	46,195
Basic earnings per share attributable to common stockholders	$0.50	$0.39
Diluted earnings per share attributable to common stockholders	$0.49	$0.39

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate was approximately 35.8% for the three months ended March 31, 2017, which differs from the U.S. federal statutory rate primarily due to discrete items recorded during the quarter. The effective rate for the three months ended March 31, 2016 was approximately 38.0%.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company's net deferred tax asset at December 31, 2016 was primarily comprised of future income tax deductions attributable to the delivery of unvested restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

9. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed under the Rule. As of March 31, 2017, CSS had net capital of approximately $4,025,000, which exceeded its requirements by approximately $3,845,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of March 31, 2017, CSAL and CSUK had aggregate regulatory capital of approximately $70,053,000, which exceeded aggregate regulatory capital requirements by approximately $67,216,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Investment advisory and administration fees	$57,400	$51,911
Distribution and service fees	5,046	4,233
	$62,446	$56,144
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored funds for the three months ended March 31, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$5,035	$—
Gross realized gains	20	—
Gross realized losses	—	—
Dividend income	255	—
The Company has agreements with certain affiliated open-end and closed-end funds to reimburse certain fund expenses. For the three months ended March 31, 2017 and 2016, expenses of approximately $2,373,000 and $2,034,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Included in accounts receivable at March 31, 2017 and December 31, 2016 are receivables due from Company-sponsored funds of approximately $20,792,000 and $20,221,000, respectively.

11. Commitments and Contingencies
Rent expense charged to operations, including escalation charges for real estate and other expenses, totaled approximately $2,800,000 for both the three months ended March 31, 2017 and 2016.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of March 31, 2017, the Company has funded approximately $3.5 million of this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition as of March 31, 2017.

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
On May 4, 2017, CNS declared a quarterly dividend on its common stock in the amount of $0.28 per share. The dividend will be payable on June 22, 2017 to stockholders of record at the close of business on June 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017 and March 31, 2016. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Quarterly Highlights
Revenue increased 0.3% from the fourth quarter of 2016 to $89.7 million for the first quarter of 2017. The increase in revenue was primarily attributable to higher average assets under management in all three investment vehicles in the quarter, partially offset by two fewer days in the quarter. Operating income decreased 0.9% from the fourth quarter of 2016 to $35.5 million for the first quarter of 2017. Operating margin decreased to 39.6% for the first quarter of 2017 compared with 40.1% for the fourth quarter of 2016. Our effective tax was 35.8% for the first quarter of 2017.
Assets under management increased by $1.3 billion, or 2%, in the first quarter of 2017 from $57.2 billion as of December 31, 2016 to $58.5 billion as of March 31, 2017, primarily driven by market appreciation combined with net inflows. Average assets under management increased by 2% during the first quarter of 2017 from $57.4 billion for the fourth quarter of 2016 to $58.3 billion for the first quarter of 2017. Our overall annualized organic growth rate was 6% for the first quarter of 2017. The organic growth rate represents the ratio of annualized net flows for the quarter to the beginning assets under management.

Recent Business Developments

•
Cohen & Steers Real Estate Securities Fund (Class I: CSDIX) and Cohen & Steers Preferred Securities and Income Fund (Class I: CPXIX) received 2017 Thomson Reuters Lipper Fund Awards for consistently strong risk-adjusted performance relative to their peers. Lipper’s proprietary performance-based methodology earned CSDIX the distinction for its risk-adjusted returns among funds in the Real Estate category during the 3-, 5- and 10-year periods ended December 31, 2016. CPXIX was singled out among its Flexible Income category peers for its risk-adjusted returns during the same 3- and 5-year periods. Lipper Leader ratings for Consistent Return reflect funds' historic returns, adjusted for volatility, relative to peers. Ratings for consistent return are computed for all Lipper classifications with five or more distinct portfolios and span both equity and fixed-income funds.

•
The Company received awards for investment performance of Global REITs (3 Years and 10 Years) at the Asia Asset Management "2017 Best of the Best Awards." These awards recognized the Company’s leadership and performance in REIT investments.

•
Cohen & Steers SICAV Global Real Estate Securities Fund earned the 2017 Thompson Reuters Lipper Award Netherlands for consistently strong risk-adjusted performance for the 5-year period ended December 31, 2016. Lipper Leader ratings for Consistent Return reflect funds' historic returns, adjusted for volatility, relative to peers. Ratings for consistent return are computed for all Lipper classifications with five or more distinct portfolios and span both equity and fixed-income funds.

•
The Company was awarded two new model-based sub-advisory mandates in South Korea and Taiwan focused on global preferred securities and MLPs. Both mandates are expected to fund during the second quarter and will be included in the Company’s Assets under Advisement.

•
The Company received regulatory approval for the Cohen & Steers SICAV Global Preferred Securities Fund as part of its Luxembourg undertakings for collective investments in transferable securities products. The Company expects to launch the fund, which will enhance our offshore distribution capabilities, on May 15, 2017.

Assets Under Management
The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016
Institutional Accounts
Assets under management, beginning of period	$28,659	$26,105
Inflows	844	1,772
Outflows	(529)	(582)
Net inflows	315	1,190
Market appreciation	643	1,215
Distributions	(811)	(653)
Other (1)	129	—
Total increase	276	1,752
Assets under management, end of period	$28,935	$27,857
Average assets under management for period	$29,019	$25,775

Open-end Funds
Assets under management, beginning of period	$19,576	$17,460
Inflows	2,316	2,022
Outflows	(1,726)	(1,698)
Net inflows	590	324
Market appreciation	498	495
Distributions	(174)	(133)
Other (1)	(129)	—
Total increase	785	686
Assets under management, end of period	$20,361	$18,146
Average assets under management for period	$20,122	$17,099

Closed-end Funds
Assets under management, beginning of period	$8,963	$9,029
Inflows	—	—
Outflows	—	(86)
Net outflows	—	(86)
Market appreciation	377	235
Distributions	(122)	(122)
Total increase	255	27
Assets under management, end of period	$9,218	$9,056
Average assets under management for period	$9,149	$8,743

Total
Assets under management, beginning of period	$57,198	$52,594
Inflows	3,160	3,794
Outflows	(2,255)	(2,366)
Net inflows	905	1,428
Market appreciation	1,518	1,945
Distributions	(1,107)	(908)
Total increase	1,316	2,465
Assets under management, end of period	$58,514	$55,059
Average assets under management for period	$58,290	$51,617
_________________________

(1)	Represents transfer of assets under management not related to subscriptions, redemptions, market appreciation (depreciation) or distributions.

The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management in institutional accounts by account type for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016
Japan Subadvisory
Assets under management, beginning of period	$13,699	$13,112
Inflows	411	900
Outflows	(105)	(36)
Net inflows	306	864
Market appreciation	196	675
Distributions	(811)	(653)
Total (decrease) increase	(309)	886
Assets under management, end of period	$13,390	$13,998
Average assets under management for period	$13,507	$12,849

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,892	$5,428
Inflows	185	173
Outflows	(143)	(224)
Net inflows (outflows)	42	(51)
Market appreciation	194	207
Total increase	236	156
Assets under management, end of period	$6,128	$5,584
Average assets under management for period	$6,041	$5,208

Advisory
Assets under management, beginning of period	$9,068	$7,565
Inflows	$248	$699
Outflows	(281)	(322)
Net (outflows) inflows	(33)	377
Market appreciation	253	333
Other (1)	129	—
Total increase	349	710
Assets under management, end of period	$9,417	$8,275
Average assets under management for period	$9,471	$7,718

Total Institutional Accounts
Assets under management, beginning of period	$28,659	$26,105
Inflows	844	1,772
Outflows	(529)	(582)
Net inflows	315	1,190
Market appreciation	643	1,215
Distributions	(811)	(653)
Other (1)	129	—
Total increase	276	1,752
Assets under management, end of period	$28,935	$27,857
Average assets under management for period	$29,019	$25,775
_________________________

(1)	Represents transfer of assets under management not related to subscriptions, redemptions, market appreciation (depreciation) or distributions.

The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016
U.S. Real Estate
Assets under management, beginning of period	$28,927	$27,814
Inflows	1,441	1,739
Outflows	(1,157)	(1,004)
Net inflows	284	735
Market appreciation	398	1,227
Distributions	(890)	(707)
Total (decrease) increase	(208)	1,255
Assets under management, end of period	$28,719	$29,069
Average assets under management for period	$28,943	$26,990

Preferred Securities
Assets under management, beginning of period	$9,880	$7,705
Inflows	1,099	1,135
Outflows	(686)	(661)
Net inflows	413	474
Market appreciation	389	25
Distributions	(122)	(105)
Total increase	680	394
Assets under management, end of period	$10,560	$8,099
Average assets under management for period	$10,224	$7,799

Global/International Real Estate
Assets under management, beginning of period	$9,403	$9,476
Inflows	389	777
Outflows	(200)	(468)
Net inflows	189	309
Market appreciation	234	409
Distributions	(41)	(42)
Total increase	382	676
Assets under management, end of period	$9,785	$10,152
Average assets under management for period	$9,909	$9,444

Assets Under Management By Investment Strategy - continued	Three Months Ended March 31,
	2017	2016
Global Listed Infrastructure
Assets under management, beginning of period	$5,697	$5,147
Inflows	157	91
Outflows	(41)	(178)
Net inflows (outflows)	116	(87)
Market appreciation	433	253
Distributions	(42)	(41)
Total increase	507	125
Assets under management, end of period	$6,204	$5,272
Average assets under management for period	$5,927	$5,002

Other
Assets under management, beginning of period	$3,291	$2,452
Inflows	74	52
Outflows	(171)	(55)
Net outflows	(97)	(3)
Market appreciation	64	31
Distributions	(12)	(13)
Total (decrease) increase	(45)	15
Assets under management, end of period	$3,246	$2,467
Average assets under management for period	$3,287	$2,382

Total
Assets under management, beginning of period	$57,198	$52,594
Inflows	3,160	3,794
Outflows	(2,255)	(2,366)
Net inflows	905	1,428
Market appreciation	1,518	1,945
Distributions	(1,107)	(908)
Total increase	1,316	2,465
Assets under management, end of period	$58,514	$55,059
Average assets under management for period	$58,290	$51,617
Overview
Assets under management were $58.5 billion at March 31, 2017, an increase of 6% from $55.1 billion at March 31, 2016. The increase was due to net inflows of $6.1 billion and market appreciation of $2.7 billion, partially offset by distributions of $5.4 billion. Net inflows included $3.3 billion into U.S. real estate and $2.2 billion into preferred securities. Market appreciation included $846 million from U.S. real estate, $728 million from preferred securities and $608 million from global listed infrastructure. Distributions included $4.3 billion from U.S. real estate and $472 million from preferred securities.
Average assets under management were $58.3 billion for the three months ended March 31, 2017, an increase of 13% from $51.6 billion for the three months ended March 31, 2016.
Institutional accounts
Assets under management in institutional accounts, which represented 49% of total assets under management, were $28.9 billion at March 31, 2017, an increase of 4% from $27.9 billion at March 31, 2016. The increase in institutional assets under management was due to net inflows of $3.1 billion and market appreciation of $1.1 billion, partially offset by distributions from Japan subadvised accounts of $3.2 billion. Net inflows included $1.9 billion into U.S. real estate, $498 million into global listed infrastructure and $410 million into preferred securities. Market appreciation included $399 million from U.S. real estate, $230 million from global listed infrastructure and $155 million from global/international real estate. Distributions included $3.1 billion from U.S. real estate.
Average assets under management for institutional accounts were $29.0 billion for the three months ended March 31, 2017, an increase of 13% from $25.8 billion for the three months ended March 31, 2016.
Assets under management in Japan subadvised accounts, which represented 46% of institutional assets under management, were $13.4 billion at March 31, 2017, a decrease of 4% from $14.0 billion at March 31, 2016. The decrease in Japan subadvised assets under management was due to distributions of $3.2 billion, partially offset by net inflows of $2.2 billion and market appreciation of $339 million. Net inflows included $2.3 billion into U.S. real estate, partially offset by net outflows of $147 million from global/international real estate. Market appreciation included $287 million from U.S. real estate. Distributions included $3.0 billion from U.S. real estate.
Average assets under management for Japan subadvisory accounts were $13.5 billion for the three months ended March 31, 2017, an increase of 5% from $12.8 billion for the three months ended March 31, 2016.
Assets under management in institutional subadvised accounts excluding Japan, which represented 21% of institutional assets under management, were $6.1 billion at March 31, 2017, an increase of 10% from $5.6 billion at March 31, 2016. The increase in assets under management was due to net inflows of $203 million and market appreciation of $341 million. Net inflows included $330 million into global/international real estate, partially offset by net outflows of $156 million from large cap value (which is included in "Other" in the table above). Market appreciation included $100 million from global listed infrastructure, $97 million from large cap value and $73 million from global/international real estate.
Average assets under management for institutional subadvised accounts excluding Japan were $6.0 billion for the three months ended March 31, 2017, an increase of 16% from $5.2 billion for the three months ended March 31, 2016.
Assets under management in institutional advisory accounts, which represented 33% of institutional assets under management, were $9.4 billion at March 31, 2017, an increase of 14% from $8.3 billion at March 31, 2016. The increase in assets under management was due to net inflows of $637 million, market appreciation of $376 million and net transfers of $129 million from open-end funds. Net inflows included $775 million into real assets multi-strategy (included in "Other" in the table above) and $427 million into global listed infrastructure, partially offset by net outflows of $390 million from global/international real estate and $254 million from U.S. real estate. Market appreciation included $119 million from global listed infrastructure, $79 million from U.S. real estate and $66 million from global/international real estate.
Average assets under management for institutional advisory accounts were $9.5 billion for the three months ended March 31, 2017, an increase of 23% from $7.7 billion for the three months ended March 31, 2016.
Open-end funds
Assets under management in open-end funds, which represented 35% of total assets under management, were $20.4 billion at March 31, 2017, an increase of 12% from $18.1 billion at March 31, 2016. The increase in assets under management was due to net inflows of $3.1 billion and market appreciation of $919 million, partially offset by distributions of $1.6 billion. Net inflows included $1.8 billion into preferred securities and $1.4 billion into U.S. real estate. Market appreciation included $472 million from preferred securities and $363 million from U.S. real estate. Distributions included $1.2 billion from U.S. real estate.
Average assets under management for open-end funds were $20.1 billion for the three months ended March 31, 2017, an increase of 18% from $17.1 billion for the three months ended March 31, 2016.
Closed-end funds
Assets under management in closed-end funds, which represented 16% of total assets under management, were $9.2 billion at March 31, 2017, an increase of 2% from $9.1 billion at March 31, 2016. The increase in assets under management was due to market appreciation of $695 million, partially offset by distributions of $532 million.
Average assets under management for closed-end funds were $9.1 billion for the three months ended March 31, 2017, an increase of 5% from $8.7 billion for the three months ended March 31, 2016.

Investment Performance as of March 31, 2017
_________________________

(1)
Past performance is no guarantee of future results. Outperformance is determined by annualized investment performance of all accounts in each investment strategy measured gross of fees and net of withholding taxes in comparison to performance of each account’s reference benchmark measured net of withholding taxes, where applicable. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

(2)
© 2017 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period as of March 31, 2017. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Results of Operations
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2017	2016
U.S. GAAP
Revenue	$89,686	$79,681
Expenses	$54,158	$51,374
Operating income	$35,528	$28,307
Operating margin	39.6%	35.5%
Non-operating income	$227	$643
Net income attributable to common stockholders	$22,985	$18,083
Diluted earnings per share	$0.49	$0.39

As Adjusted (1)
Net income attributable to common stockholders	$21,916	$18,795
Diluted earnings per share	$0.47	$0.41
_________________________

(1)
The as adjusted financial measures represent non-GAAP financial measures. Please refer to the “Non-GAAP Reconciliations” on pages 35-36 for a reconciliation to the most directly comparable U.S. GAAP financial measures.

U.S. GAAP
Revenue
Total revenue increased 13% to $89.7 million for the three months ended March 31, 2017 from $79.7 million for the three months ended March 31, 2016. This increase was primarily attributable to higher investment advisory and administration fees of $8.8 million, resulting from higher average assets under management in all three investment vehicles.
For the three months ended March 31, 2017:

•
Total investment advisory revenue from institutional accounts increased 15% to $24.6 million from $21.3 million for the three months ended March 31, 2016. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 34 bps and 33 bps for the three months ended March 31, 2017 and 2016, respectively.

•
Total investment advisory and administration revenue from open-end funds increased 14% to $38.3 million from $33.5 million for the three months ended March 31, 2016. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 77 bps and 79 bps for the three months ended March 31, 2017 and 2016, respectively.

•
Total investment advisory and administration revenue from closed-end funds increased 4% to $19.0 million from $18.3 million for the three months ended March 31, 2016. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 84 bps for both the three months ended March 31, 2017 and 2016.

Expenses
Total operating expenses increased 5% to $54.2 million for the three months ended March 31, 2017 from $51.4 million for the three months ended March 31, 2016, primarily due to increases of $1.3 million in employee compensation and benefits and $1.1 million in distribution and service fee expenses.
Employee compensation and benefits increased 5% to $29.4 million for the three months ended March 31, 2017 from $28.0 million for the three months ended March 31, 2016. The increase was primarily due to higher incentive compensation of approximately $2.3 million and salaries of approximately $532,000, partially offset by lower amortization of restricted stock units of approximately $1.8 million. The first quarter of 2016 included the accelerated vesting of certain restricted stock units.

Distribution and service fee expenses increased 12% to $9.8 million for the three months ended March 31, 2017 from $8.7 million for the three months ended March 31, 2016. The increase was primarily due to higher average assets under management in open-end funds.
Operating Margin
Operating margin for the three months ended March 31, 2017 was 39.6%, compared with 35.5% for the three months ended March 31, 2016.
Non-operating Income
Non-operating income for the three months ended March 31, 2017 was $227,000, compared with $643,000 for the three months ended March 31, 2016. The change was primarily due to unrealized losses associated with forward contracts used to hedge certain non-U.S. dollar investment advisory fees receivable, as well as lower net gains from seed investments. Non-operating income for the three months ended March 31, 2017 included net loss attributable to redeemable noncontrolling interest of $41,000. Non-operating income for the three months ended March 31, 2016 included net loss attributable to redeemable noncontrolling interest of $216,000.
Income Taxes
Income tax expense was $12.8 million for the three months ended March 31, 2017, compared with $11.1 million for the three months ended March 31, 2016. The provision for income taxes for the three months ended March 31, 2017 included U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 35.8%. The effective tax rate for the three months ended March 31, 2016 was approximately 38.0%. The decrease in the tax rate was primarily due to discrete items recorded in the first quarter of 2017.
As Adjusted
The term “as adjusted” is used to identify non-GAAP financial information in the discussion below and excludes the financial results associated with our seed investments, the effect of the accelerated vesting of certain restricted stock units in the first quarter of 2016 and related tax effect, as well as discrete items. Please refer to the “Non-GAAP Reconciliations” on pages 35-36 for a reconciliation to the most directly comparable U.S. GAAP financial measures.
Expenses
Total operating expenses, as adjusted, increased 10% to $54.2 million for the three months ended March 31, 2017 from $49.4 million for the three months ended March 31, 2016. Total operating expenses, as adjusted, excluded employee compensation and benefits attributable to the accelerated vesting of certain restricted stock units recorded during the first quarter of 2016, general and administrative expenses from our consolidated seed investments and refunds of foreign withholding tax in the first quarter of 2017.
Operating Margin
Operating margin, as adjusted, for the three months ended March 31, 2017 was 39.6%, compared with 38.0% for the three months ended March 31, 2016.
Non-operating Income
Non-operating loss, as adjusted, for the three months ended March 31, 2017 was $167,000, primarily comprised of net unrealized losses of $274,000 associated with forward contracts used to hedge certain non-U.S. dollar investment advisory fees receivable, partially offset by interest earned on corporate cash of $124,000. In the first quarter of 2016, unrealized losses associated with forward contracts used to hedge certain non-U.S. dollar investment advisory fees receivable of $86,000 were offset by interest earned on corporate cash.
Income Taxes
Income tax expense, as adjusted, for the three months ended March 31, 2017 was $13.4 million, compared with $11.5 million for the three months ended March 31, 2016. The provision for income taxes, as adjusted, excluded certain discrete tax items and the income tax effects related to the accelerated vesting of certain restricted stock units in the first quarter of 2016. The effective tax rate, as adjusted, for both the three months ended March 31, 2017 and 2016 was 38.0%.

Non-GAAP Reconciliations
Management believes that use of these non-GAAP financial measures may enhance the evaluation of our results, as they provide greater transparency into our operating performance. In addition, these non-GAAP financial measures are used to prepare our internal management reports and are used by management in evaluating our business.
While we believe that this non-GAAP financial information is useful in evaluating our results and operating performance, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Reconciliation of U.S. GAAP Net Income Attributable to Common Stockholders and U.S. GAAP Earnings per Share to Net Income Attributable to Common Stockholders, As Adjusted, and Earnings per Share, As Adjusted

(in thousands, except per share data)	Three Months Ended March 31,
	2017		2016
Net income attributable to common stockholders, U.S. GAAP	$22,985		$18,083
Accelerated vesting of restricted stock units (1)	$—		$1,945
Deconsolidation (2)	$(312)		$(218)
Results from seed investments (3)	$(68)		$(578)
General and administrative (4)	$(68)		$—
Tax adjustments (5)	$(621)		$(437)
Net income attributable to common stockholders, as adjusted	$21,916		$18,795

Diluted weighted average shares outstanding	46,603		46,195
Diluted earnings per share, U.S. GAAP	$0.49		$0.39
Accelerated vesting of restricted stock units (1)	$—		$0.04
Deconsolidation (2)	$(0.01)		$—	*
Results from seed investments (3)	$—	*	$(0.02)
General and administrative (4)	$—	*	$—
Tax adjustments (5)	$(0.01)		$—	*
Diluted earnings per share, as adjusted	$0.47		$0.41
_________________________

(1)	Represents amounts attributable to the accelerated vesting of certain restricted stock units in the first quarter of 2016.

(2)	Represents amounts related to deconsolidation of the Company’s consolidated seed investments in Company-sponsored funds.

(3)
Represents dividend income and realized gains on the Company’s seed investments classified as available-for-sale, and the Company’s proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized gains and losses.

(4)	Represents refund of foreign withholding tax.

(5)	Represents the tax benefit associated with the accelerated vesting of certain restricted stock units in the first quarter of 2016 as well as discrete items recorded in each of the periods presented.

*	Amounts round to less than $0.01 per share.

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

(in thousands, except percentages)	Three Months Ended March 31,
	2017	2016
Revenue, U.S. GAAP	$89,686	$79,681
Deconsolidation (1)	$32	$57
Revenue, as adjusted	$89,718	$79,738

Expenses, U.S. GAAP	$54,158	$51,374
Deconsolidation (1)	$(23)	$(6)
Accelerated vesting of restricted stock units (2)	$—	$(1,945)
General and administrative (3)	$68	$—
Expenses, as adjusted	$54,203	$49,423

Operating income, U.S. GAAP	$35,528	$28,307
Deconsolidation (1)	$55	$63
Accelerated vesting of restricted stock units (2)	$—	$1,945
General and administrative (3)	$(68)	$—
Operating income, as adjusted	$35,515	$30,315

Operating margin, U.S. GAAP	39.6%	35.5%
Operating margin, as adjusted	39.6%	38.0%
Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Three Months Ended March 31,
	2017	2016
Non-operating income (loss), U.S. GAAP	$227	$643
Deconsolidation (1)	$(326)	$(65)
Results from seed investments (4)	$(68)	$(578)
Non-operating (loss) income, as adjusted	$(167)	$—
_________________________

(1)	Represents amounts related to deconsolidation of the Company’s consolidated seed investments in Company-sponsored funds.

(2)	Represents amounts attributable to the accelerated vesting of certain restricted stock units in the first quarter of 2016.

(3)	Represents refund of foreign withholding tax.

(4)
Represents dividend income and realized gains on the Company’s seed investments classified as available-for-sale, and the Company’s proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized gains and losses.

Changes in Financial Condition, Liquidity and Capital Resources
Our principal objective is to maintain a prudent capital structure in order to support our business strategies and to provide the appropriate amount of liquidity at all times. Furthermore, we believe that our capital structure, together with available cash balances and cash flows generated from operations, is more than adequate to fund our present and reasonably foreseeable future working capital needs and other cash commitments for investing and financing activities, such as seeding new investments, paying dividends, repurchasing common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units, and meeting anticipated capital requirements.
Liquid Assets
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, equity method investments, available-for-sale investments and accounts receivable (together, liquid assets). The Company does not have any debt outstanding.
Our liquid assets, excluding equity method investments measured at NAV (or its equivalent) as a practical expedient in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement, which we are contractually prohibited from redeeming, represented 80% and 79% of total assets as of March 31, 2017 and December 31, 2016, respectively.
The table below summarizes liquid assets for the periods presented (in thousands, except percentages):

	March 31, 2017	Percentage of Total Assets	December 31, 2016	Percentage of Total Assets
Financial Condition Data:
Cash and cash equivalents:
Cash and cash equivalents held in the U.S.	$68,525		$93,395
Cash and cash equivalents held outside the U.S. (1)	88,160		89,839
Total cash and cash equivalents	156,685	49%	183,234	55%
Available-for-sale investments	38,843	12%	35,396	10%
Accounts receivable	58,676	19%	46,288	14%
Total liquid assets	$254,204	80%	$264,918	79%

Total assets	$319,540		$333,728
_________________________

(1)
It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. However, if circumstances change and the need arises, repatriation of these funds would require the Company to accrue and pay U.S. corporate income taxes.

Cash and cash equivalents
Cash and cash equivalents, excluding the effect of foreign exchange rate changes, includes short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. Cash and cash equivalents was $156.7 million and $183.2 million at March 31, 2017 and December 31, 2016, respectively, with the decrease primarily attributable to the payment of incentive compensation in January 2017.
The percentage of cash and cash equivalents held by our foreign subsidiaries was approximately 56% and 49% at March 31, 2017 and December 31, 2016, respectively. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
Available-for-sale investments
Available-for-sale investments are comprised of equity securities, fixed income securities, investment grade preferred instruments and investments in Company-sponsored funds.

Accounts receivable
Accounts receivable primarily represents investment advisory and administrative fees receivable. As of March 31, 2017, institutional accounts comprised 62% of total accounts receivable, while open-end and closed-end funds, together, comprised 33% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectability, and there were no collectability issues related to institutional accounts or open-end and closed-end funds as these receivables are generally collected on the first business day of the following month.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administrative fees being the most significant contributor.
The table below summarizes cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash Flow Data:
Net cash used in operating activities	$(1,812)	$(2,531)
Net cash used in investing activities	(3,448)	(1,583)
Net cash used in financing activities	(21,637)	(15,532)
Net decrease in cash and cash equivalents	(26,897)	(19,646)
Effect of exchange rate changes	348	(168)
Cash and cash equivalents, beginning of the period	183,234	142,728
Cash and cash equivalents, end of the period	$156,685	$122,914
Cash and cash equivalents decreased by $26.9 million, excluding the effect of foreign exchange rate changes, during the three months ended March 31, 2017. Net cash used in operating activities was $1.8 million for the three months ended March 31, 2017. Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $3.4 million, which included purchases of available-for-sale investments in the amount of $9.5 million including a seed investment of $8.3 million in a track record account for a new real assets multi-strategy portfolio and purchases of property and equipment in the amount of $649,000, partially offset by proceeds from sales of available-for-sale investments in the amount of $6.7 million, including $5 million from the partial redemption of our seed investment in Cohen & Steers Low Duration Preferred and Income Fund, Inc. Net cash of $21.6 million was used in financing activities, primarily for dividends paid to stockholders of $13.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $9.0 million, partially offset by issuance of common stock of $219,000 and contributions from redeemable noncontrolling interest of $174,000.
Cash and cash equivalents decreased by $19.6 million, excluding the effect of foreign exchange rate changes, during the three months ended March 31, 2016. Net cash used in operating activities was $2.5 million for the three months ended March 31, 2016. Net cash used in investing activities was $1.6 million, which included purchases of available-for-sale investments in the amount of $2.1 million and purchases of property and equipment in the amount of $1.4 million, partially offset by proceeds from sales of available-for-sale investments in the amount of $1.9 million. Net cash of $15.5 million was used in financing activities, primarily for dividends paid to stockholders of $12.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $7.4 million, partially offset by contributions from redeemable noncontrolling interest of $3.7 million and issuance of common stock of $206,000.
Net Capital Requirements
We continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At March 31, 2017, we exceeded our minimum regulatory capital requirements by approximately $3.8 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At March 31, 2017, CSAL and CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $67.2 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Dividends
Subject to approval of our Board of Directors, we expect to pay a quarterly dividend. When determining whether to pay a dividend, our Board of Directors takes into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors that the Board of Directors deems relevant.
On May 4, 2017, the Board of Directors approved and the Company declared a quarterly dividend on its common stock in the amount of $0.28 per share. The dividend will be payable on June 22, 2017 to the stockholders of record at the close of business on June 1, 2017.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of March 31, 2017, we have funded approximately $3.5 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of March 31, 2017.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable long-term operating leases for office space, information technology applications and office equipment. There were no material capital lease obligations as of March 31, 2017. The following summarizes our contractual obligations as of March 31, 2017 (in thousands):

	2017	2018	2019	2020	2021	2022 and after	Total
Operating leases	$9,493	$12,292	$12,364	$11,656	$10,835	$22,629	$79,269
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2017, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2017	262,400	$34.45	—	—
February 1 through February 28, 2017	—	$—	—	—
March 1 through March 31, 2017	—	$—	—	—
Total	262,400	$34.45	—	—
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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	May 10, 2017	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 10, 2017	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer