Form 10-Q
period 2017-06-30
COHEN & STEERS INC
filed 2017-08-04
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
  ________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

		Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2017 was 46,303,257.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2017 and December 31, 2016	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2017 and 2016	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2017 and 2016	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Six Months Ended June 30, 2017 and 2016	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017 and 2016	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

Part II.	Other Information *

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	46

Signatures		47
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management’s current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016 (the Form 10-K), which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$178,414	$183,234
Trading investments ($598 and $487) (1) ($66,417 and $6,987) (2)	73,556	12,689
Equity method investments	5,892	6,459
Available-for-sale investments	28,257	35,396
Accounts receivable	50,635	46,288
Due from brokers ($12,989 and $475) (2)	14,452	1,579
Property and equipment—net	15,471	15,964
Goodwill and intangible assets—net	19,866	19,118
Deferred income tax asset—net	4,450	5,619
Other assets ($832 and $43) (2)	6,890	7,382
Total assets	$397,883	$333,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$19,038	$35,333
Distribution and service fees payable	7,089	6,452
Income tax payable	8,583	9,375
Due to brokers ($11,835 and $0) (2)	11,835	—
Deferred rent	6,113	6,229
Other liabilities and accrued expenses ($121 and $75) (2)	9,753	9,672
Total liabilities	62,411	67,061
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	45,419	853
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,088,099 and 50,415,152 shares issued at June 30, 2017 and December 31, 2016, respectively	511	504
Additional paid-in capital	556,383	543,829
Accumulated deficit	(108,581)	(127,957)
Accumulated other comprehensive loss, net of tax	(4,511)	(5,885)
Less: Treasury stock, at cost, 4,787,883 and 4,524,694 shares at June 30, 2017 and December 31, 2016, respectively	(153,749)	(144,677)
Total stockholders’ equity	290,053	265,814
Total liabilities and stockholders’ equity	$397,883	$333,728
_________________________

(1)	Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. as of June 30, 2017 and December 31, 2016, respectively.

(2)
Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2017 and December 31, 2016 attributable to Cohen & Steers SICAV Global Listed Infrastructure Fund, Cohen & Steers SICAV Global Preferred Securities Fund and Cohen & Steers Co-Investment Partnership, L.P., which were variable interest entities as of June 30, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Investment advisory and administration fees	$84,893	$79,090	$166,796	$152,178
Distribution and service fees	5,104	4,671	10,150	8,904
Portfolio consulting and other	2,815	2,612	5,552	4,972
Total revenue	92,812	86,373	182,498	166,054
Expenses:
Employee compensation and benefits	30,412	28,287	59,795	56,327
Distribution and service fees	10,157	9,773	19,937	18,475
General and administrative	13,059	12,489	25,989	25,224
Depreciation and amortization	1,827	1,693	3,892	3,590
Total expenses	55,455	52,242	109,613	103,616
Operating income	37,357	34,131	72,885	62,438
Non-operating income (loss):
Interest and dividend income—net	786	558	1,285	1,100
Gain (loss) from trading investments—net	2	1,017	275	810
Equity in earnings (losses) of affiliates	(279)	2,640	(568)	3,067
Gain (loss) from available-for-sale investments—net	83	158	118	128
Other gains (losses)—net	(331)	93	(622)	4
Total non-operating income (loss)	261	4,466	488	5,109
Income before provision for income taxes	37,618	38,597	73,373	67,547
Provision for income taxes	14,620	13,676	27,431	24,759
Net income	22,998	24,921	45,942	42,788
Less: Net (income) loss attributable to redeemable noncontrolling interest	476	(113)	517	103
Net income attributable to common stockholders	$23,474	$24,808	$46,459	$42,891

Earnings per share attributable to common stockholders:
Basic	$0.51	$0.54	$1.00	$0.93
Diluted	$0.50	$0.53	$0.99	$0.93
Dividends declared per share	$0.28	$0.26	$0.56	$0.52
Weighted average shares outstanding:
Basic	46,373	45,984	46,308	45,896
Diluted	46,902	46,378	46,753	46,287

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$22,998	$24,921	$45,942	$42,788
Less: Net (income) loss attributable to redeemable noncontrolling interest	476	(113)	517	103
Net income attributable to common stockholders	23,474	24,808	46,459	42,891
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	887	(1,317)	1,374	(945)
Net unrealized gain (loss) from available-for-sale investments	(296)	1,374	118	2,161
Reclassification to statements of operations of (gain) loss from available-for-sale investments	(83)	(158)	(118)	(128)
Other comprehensive income (loss)	508	(101)	1,374	1,088
Total comprehensive income attributable to common stockholders	$23,982	$24,707	$47,833	$43,979
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2016	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
Dividends	—	—	(24,467)	—	—	(24,467)	—	—
Issuance of common stock	7	446	—	—	—	453	—	704
Repurchase of common stock	—	—	—	—	(7,937)	(7,937)	—	(272)
Tax deficiency associated with restricted stock units—net	—	(1,301)	—	—	—	(1,301)	—	—
Issuance of restricted stock units	—	780	—	—	—	780	—	—
Amortization of restricted stock units—net	—	11,949	—	—	—	11,949	—	—
Forfeitures of restricted stock units	—	(29)	—	—	—	(29)	—	—
Net income (loss)	—	—	42,891	—	—	42,891	(103)	—
Other comprehensive income (loss), net of tax	—	—	—	1,088	—	1,088	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	3,877	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(181)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(14,036)	—
Ending balance, June 30, 2016	$504	$531,700	$(129,672)	$(2,755)	$(144,574)	$255,203	$891	45,872

Beginning balance, January 1, 2017	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
Dividends	—	—	(26,798)	—	—	(26,798)	—	—
Issuance of common stock	7	467	—	—	—	474	—	673
Repurchase of common stock	—	—	—	—	(9,072)	(9,072)	—	(263)
Issuance of restricted stock units	—	1,156	—	—	—	1,156	—	—
Amortization of restricted stock units—net	—	11,002	(285)	—	—	10,717	—	—
Forfeitures of restricted stock units	—	(71)	—	—	—	(71)	—	—
Net income (loss)	—	—	46,459	—	—	46,459	(517)	—
Other comprehensive income (loss), net of tax	—	—	—	1,374	—	1,374	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	45,132	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(49)	—
Ending balance, June 30, 2017	$511	$556,383	$(108,581)	$(4,511)	$(153,749)	$290,053	$45,419	46,300
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$45,942	$42,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation expense	10,717	11,992
Depreciation and amortization	3,892	3,590
Deferred rent	(116)	(15)
(Gain) loss from trading investments—net	(275)	(810)
Equity in (earnings) losses of affiliates	568	(3,067)
(Gain) loss from available-for-sale investments—net	(118)	(128)
Deferred income taxes	1,143	2,561
Foreign currency (gain) loss	(96)	(1,238)
Changes in operating assets and liabilities:
Accounts receivable	(4,251)	(1,884)
Due from brokers	(12,873)	(1,605)
Deferred commissions	(952)	(2,120)
Trading investments	(60,592)	(3,498)
Other assets	(226)	(642)
Accrued compensation	(16,268)	(15,212)
Distribution and service fees payable	637	(127)
Due to brokers	11,835	1,798
Income tax payable	(792)	(1,460)
Other liabilities and accrued expenses	269	(235)
Net cash provided by (used in) operating activities	(21,556)	30,688
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	—	208
Purchases of available-for-sale investments	(12,552)	(4,017)
Proceeds from sales of available-for-sale investments	19,822	5,378
Purchases of property and equipment	(1,552)	(5,233)
Net cash provided by (used in) investing activities	5,718	(3,664)
Cash flows from financing activities:
Issuance of common stock	403	385
Repurchase of common stock	(9,072)	(7,937)
Dividends to stockholders	(25,960)	(23,920)
Distributions to redeemable noncontrolling interest	(49)	(181)
Contributions from redeemable noncontrolling interest	45,132	3,877
Net cash provided by (used in) financing activities	10,454	(27,776)
Net increase (decrease) in cash and cash equivalents	(5,384)	(752)
Effect of foreign exchange rate changes on cash and cash equivalents	564	(1,292)
Cash and cash equivalents, beginning of the period	183,234	142,728
Cash and cash equivalents, end of the period	$178,414	$140,684
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
For the six months ended June 30, 2017 and 2016, the Company paid taxes, net of tax refunds, of approximately $27,190,000 and $23,612,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of approximately $318,000 and $234,000 for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $838,000 and $546,000, respectively.
During the six months ended June 30, 2016, the Company’s proportionate ownership interest in Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX) decreased and the Company deconsolidated the assets and liabilities of LPX resulting in a non-cash reduction of approximately $14,036,000 from redeemable noncontrolling interest and a non-cash increase of approximately $14,550,000 to equity method investments.
During the six months ended June 30, 2016, the Company’s proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company recorded a non-cash reclassification of approximately $12,995,000, from equity method investments into available-for-sale investments.

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
Recently Adopted Accounting Pronouncements—In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance amending the current accounting for an investment that becomes qualified for the equity method of accounting. The guidance requires that the cost of acquiring an additional interest in the investment, if any, that resulted in it qualifying for the equity method be added to the carrying value of the investment. The equity method will then be applied from that point forward without any retroactive application or adjustment. This new guidance was effective for the Company’s first quarter of 2017. The adoption of this new guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, excess tax benefits, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this guidance on January 1, 2017. As a result, the Company reclassified $285,000 from additional paid-in capital to retained earnings on January 1, 2017. Prospectively beginning January 1, 2017, excess tax benefits or tax deficiencies are now reflected in the condensed consolidated statements of operations as a component of the provision for income taxes. For the six months ended June 30, 2017, the Company recognized $54,000 of excess tax benefits. Additionally, the condensed consolidated statements of cash flows now reflects excess tax benefits from share-based payments as an operating activity, rather than a financing activity. Finally, the Company elected to account for forfeitures as they occur, rather than estimate expected forfeitures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Consolidation of Company-sponsored Funds—Investments in Company-sponsored funds and management fees are evaluated at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the Variable Interest Entity (VIE) model or the Voting Interest Entity (VOE) model. In performing this analysis, all of the Company’s management fees are presumed to be commensurate and at market and are therefore not considered variable interests.
A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has (a) the power to direct the activities of the VIE that most significantly affect its performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Investments and redemptions or amendments to the governing documents of the respective entities could affect an entity’s status as a VIE or the determination of the primary beneficiary. The Company assesses whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. VIEs for which the Company is deemed to be the primary beneficiary are consolidated.
Investments in Company-sponsored funds that are determined to be VOEs are consolidated when the Company’s ownership interest is greater than 50% of the outstanding voting interests of the fund or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights in the fund.
The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100%. See Note 4 for further discussion about the Company’s seed investments.
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
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as equity in earnings (losses) of affiliates in the Company’s condensed consolidated statements of operations. As of June 30, 2017, the Company’s equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value based on quoted market prices or NAV (or its equivalent) as a practical expedient and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
Investments classified as available-for-sale are comprised of equity securities, fixed income securities, investment-grade preferred instruments and investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. These investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

believes an impairment of a security position is other-than-temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as gain (loss) from available-for-sale investments—net in the Company’s condensed consolidated statements of operations.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value based on their settlement price at the close of trading on the associated commodities exchange or board of trade with gains and losses recorded as gain (loss) from trading investments—net in the Company’s condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition. As of June 30, 2017, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company enters into foreign exchange contracts to hedge its currency exposure related to certain client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income (loss) in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end funds. Investment advisory fees are earned pursuant to the terms of investment management agreements and are based on a contractual fee rate applied to the assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized as such fees are earned.
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of the Company’s sponsored open-end funds distributed by CSS. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, shareholder servicing fees and intermediary assistance payments. Distribution and service fee expense is recorded as incurred.
Distribution fee expense represents payments made to qualified intermediaries for (i) assistance in connection with the distribution of the Company’s sponsored open-end funds’ shares and (ii) for other expenses such as advertising costs and printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (Rule 12b-1). The Company pays distribution fee expense based on the average daily net assets under management of certain share classes of the funds.
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
Portfolio Consulting and Other—The Company earns portfolio consulting and other fees by (i) providing portfolio consulting services in connection with model-based strategy accounts; (ii) earning a licensing fee for the use of the Company’s proprietary indexes; and (iii) providing portfolio monitoring services related to a number of unit investment trusts. This revenue is earned pursuant to the terms of the underlying contract, and the fee schedules for these relationships vary based on the type of services the Company provides for each relationship. This revenue is recognized as such fees are earned.
Stock-based Compensation—The Company recognizes compensation expense for the grant-date fair value of awards of equity instruments to employees. This expense is recognized over the period during which employees are required to provide service. Forfeitures are recorded as incurred.
Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized on its condensed consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years at tax rates that are expected to apply in those years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years at tax rates that are expected to apply in those years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year.
The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company’s condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(5,471,000) and $(6,845,000) as of June 30, 2017 and December 31, 2016, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income (loss) in the condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income on the condensed consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common stockholders, as well as the net of tax amounts attributable to foreign currency translation gain (loss), unrealized gain (loss) from available-for-sale investments and reclassification of realized gain (loss) from available-for-sale investments to the statements of operations.
Recently Issued Accounting Pronouncements—In May 2017, the FASB issued new guidance for modification accounting related to share-based payment transactions in order to provide clarity and to reduce current diversity in practice. The amendments in this new guidance do not fundamentally change the notion of a modification. Instead, the amendments clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company’s first quarter of 2018 and must be applied prospectively to any awards modified on or after the adoption date. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In January 2017, the FASB issued guidance to simplify the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance will be effective for the Company’s first quarter of 2020. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and related disclosures.
In August 2016, the FASB amended the current guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to unify the currently diverse presentations and classifications, which address eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This amended guidance will be effective for the Company’s first quarter of 2018 and requires a retrospective approach to adoption. The Company is currently evaluating the potential effect of this revised guidance on its condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued guidance introducing a new lease model which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new guidance also requires disclosures by lessees and lessors to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The new guidance is effective on January 1, 2019, with early adoption permitted. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.
While the Company is continuing to assess the effect of adoption, it currently believes the most significant change relates to the recognition of new ROU assets and lease liabilities on its condensed consolidated statements of financial condition for its office space and other operating leases. The Company does not expect a significant change in its leasing activity between now and adoption. The Company is still assessing which of the available practical expedients it plans on electing upon adoption.
In January 2016, the FASB issued new guidance amending the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This new guidance will be effective for the Company’s first quarter of 2018 and will require a cumulative-effect adjustment to beginning retained earnings as of the date of adoption. Upon adoption of this guidance, changes in the fair value of the Company’s available-for-sale equity investments will be reported through earnings rather than through other comprehensive income. Using values as of June 30, 2017, the cumulative-effect adjustment to beginning retained earnings would result in a reclassification of net unrealized gains from other comprehensive income to retained earnings in the amount of $930,000, net of tax. Additionally, if the Company had applied the new guidance for the three months ended June 30, 2017, $606,000 of net unrealized losses recorded in other comprehensive income would have been recorded in non-operating income (loss) in the Company’s condensed consolidated statement of operations.
In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to (a) identifying performance obligations and (b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company’s first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. The Company has not yet determined which transition method will be employed upon adoption, though it has reached conclusions on key accounting assessments related to the new guidance, including identification of performance obligations, and evaluation of existing contracts and revenue streams for potential changes in the amount and timing of revenue recognition. The Company is still finalizing its assessment and quantifying the impacts related to accounting for costs incurred to obtain a contract, presentation of certain costs presented on either a gross or net basis, as well as implementing changes to its systems, processes and internal controls to meet the new guidance’s reporting and disclosure requirements.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At June 30, 2017 and December 31, 2016, goodwill was approximately $18,476,000 and $17,684,000, respectively. The Company’s goodwill increased by $792,000 for the six months ended June 30, 2017 as a result of foreign currency revaluation.
Intangible Assets
The following table details the gross carrying amounts and accumulated amortization of the intangible assets at June 30, 2017 and December 31, 2016 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
June 30, 2017:
Amortized intangible assets:
Client relationships	18	$1,543	$(1,403)	$140
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,403)	$1,390
December 31, 2016:
Amortized intangible assets:
Client relationships	24	$1,543	$(1,359)	$184
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,359)	$1,434

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended June 30, 2017 and 2016, and approximately $44,000 for both the six months ended June 30, 2017 and 2016. Remaining future amortization expense is as follows (in thousands):

Periods Ending December 31,	Remaining Amortization Expense
2017	$45
2018	95
Total	$140

4. Investments
The following is a summary of the Company’s seed investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Trading investments	$73,556	$12,689
Equity method investments	5,892	6,459
Available-for-sale investments	28,257	35,396
Gain (loss) from seed investments for the three and six months ended June 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) from trading investments—net (1)	$2	$1,017	$275	$810
Equity in earnings (losses) of affiliates	(279)	2,640	(568)	3,067
Gain (loss) from available-for-sale investments—net	83	158	118	128
Net gain (loss) from seed investments	$(194)	$3,815	$(175)	$4,005

Number of new funds seeded	1	—	2	—
_________________________

(1)	Includes net income (loss) attributable to redeemable noncontrolling interest for the periods presented.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX), launched by the Company in December 2015, is an open-end fund for which the Company is the investment adviser. LPX is a VOE and the Company owned the majority of the outstanding voting interests through February 29, 2016. Accordingly, the underlying assets and liabilities and results of operations of LPX had been included in the Company’s consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest. As a result of additional third-party subscriptions into the fund, effective March 1, 2016, the Company no longer owned the majority of the outstanding voting interest in LPX; however, it was determined that the Company had significant influence over the financial decisions of LPX and therefore recorded its investment in LPX using the equity method of accounting. Effective October 1, 2016, the Company’s ownership interest in LPX fell below 20% and the Company no longer had significant influence over LPX. Accordingly, the Company began recording its investment in LPX as an available-for-sale investment until the second quarter of 2017, when the Company sold its remaining interest in LPX.
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), launched by the Company in May 2014, is an open-end fund for which the Company is the investment adviser. CDF is a VOE and the Company owned the majority of the outstanding voting interests in the fund as of June 30, 2017. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company’s condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The limited partners of ACOM, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is a VOE. The Company’s equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of June 30, 2017, the Company’s ownership in ACOM was approximately 10%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.
The Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO), launched by the Company in December 2013, is an open-end fund for which the Company is the investment adviser. MLO is a VOE. Effective November 1, 2014, as a result of its ownership interest, it was determined that the Company had significant influence over the financial decisions of MLO and therefore recorded its investment in MLO using the equity method of accounting. Effective June 1, 2016, the Company’s ownership interest in MLO fell below 20% and the Company no longer had significant influence over MLO. Accordingly, the Company began recording its investment in MLO as an available-for-sale investment.
Cohen & Steers Real Assets Fund, Inc. (RAP), launched by the Company in January 2012, is an open-end fund for which the Company is the investment adviser. RAP is a VOE. The Company recorded its investment in RAP as an available-for-sale investment until the fourth quarter of 2016 when the Company sold its remaining interest in RAP.
Variable Interest Entities
The Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in May 2017 and meets the definition of an investment company. The Company is the investment adviser of SICAV Preferred for which it receives a management fee. SICAV Preferred is a VIE and the Company is the primary beneficiary. As of June 30, 2017, the Company’s ownership interest in SICAV Preferred was approximately 26%. Accordingly, the underlying assets and liabilities and results of operations of SICAV Preferred have been included in the Company’s condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled UCITS, was launched by the Company in September 2015 and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of June 30, 2017, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns of GLI SICAV. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company’s condensed consolidated financial statements.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. The Company’s equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of June 30, 2017, the Company’s ownership in GRP-TE was approximately 0.2%; however, as the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company’s risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees.
In conjunction with the launch of GRP-TE, the Company established Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), which is used by the Company to fulfill its contractual commitment to co-invest with GRP-TE. See Note 11 for further discussion regarding the Company’s co-investment commitment. GRP-CIP is a VIE and the Company is the primary beneficiary as it owns all of the voting interest in GRP-CIP. Accordingly, the underlying assets and liabilities and results of operations of GRP-CIP have been included in the Company’s condensed consolidated financial statements.
The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated VIEs as of June 30, 2017 and December 31, 2016. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company (in thousands):

	June 30, 2017				December 31, 2016
	GLI SICAV	GRP-CIP	SICAV Preferred	Total	GLI SICAV	GRP-CIP	Total
Assets:
Trading investments	$5,684	$2,234	$58,499	$66,417	$5,069	$1,918	$6,987
Due from broker	209	198	12,582	12,989	181	294	475
Other assets	44	—	788	832	43	—	43
Total assets	$5,937	$2,432	$71,869	$80,238	$5,293	$2,212	$7,505

Liabilities:
Due to broker	$59	$—	$11,776	$11,835	$—	$—	$—
Other liabilities and accrued expenses	46	5	70	121	70	5	75
Total liabilities	$105	$5	$11,846	$11,956	$70	$5	$75

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the fair value of trading investments and equity method investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
Voting Interest Entities
ACOM	$—	$5,795	$—	$6,371
CDF	7,139	—	5,702	—

Variable Interest Entities
GLI SICAV	5,684	—	5,069	—
GRP-CIP	2,234	—	1,918	—
GRP-TE	—	97	—	88
SICAV Preferred	58,499	—	—	—
Total	$73,556	$5,892	$12,689	$6,459
Gain (loss) from trading investments—net for the three and six months ended June 30, 2017 and 2016, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Voting Interest Entities
CDF	$(420)	$879	$(845)	$979
LPX	—	—	—	(769)

Variable Interest Entities
GLI SICAV	173	183	574	575
GRP-CIP	(109)	(45)	188	25
SICAV Preferred	358	—	358	—
Total gain (loss) from trading investments—net	$2	$1,017	$275	$810
Equity in earnings (losses) of affiliates for the three and six months ended June 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Voting Interest Entities
ACOM	$(274)	$791	$(576)	$867
LPX	—	228	—	474
MLO	—	1,618	—	1,737

Variable Interest Entities
GRP-TE	(5)	3	8	(11)
Total equity in earnings (losses) of affiliates	$(279)	$2,640	$(568)	$3,067

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Common stocks	$8,654	$489	$(276)	$8,867
Company-sponsored funds	13,376	1,265	(24)	14,617
Fixed income securities	3,627	17	(24)	3,620
Preferred securities	993	47	—	1,040
Other	100	13	—	113
Total available-for-sale investments	$26,750	$1,831	$(324)	$28,257
_________________________
(1)    At June 30, 2017, there were no securities with material unrealized losses continuously for a period of more than 12 months.

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Common stocks	$4,639	$194	$(325)	$4,508
Company-sponsored funds	28,232	1,755	(110)	29,877
Preferred securities	1,020	13	(22)	1,011
Total available-for-sale investments	$33,891	$1,962	$(457)	$35,396
_________________________
(1)    At December 31, 2016, there were no securities with unrealized losses continuously for a period of more than 12 months.
Available-for-sale investments with a fair value of approximately $5,545,000 and $18,521,000 at June 30, 2017 and December 31, 2016, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of June 30, 2017 were generally caused by changes in market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as quantitative and qualitative information about the financial condition and near term prospects of the funds.
As of June 30, 2017, the Company determined that it had the ability and intent to hold the remaining available-for-sale investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and losses from available-for-sale investments for the three and six months ended June 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$13,024	$3,464	$19,910	$5,419
Gross realized gains	216	321	314	471
Gross realized losses	(133)	(163)	(196)	(343)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded as of the beginning of the reporting period. There were no such transfers for the three and six months ended June 30, 2017.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements as of June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$148,846	$—	$—	$—	$148,846
Trading investments
Common stocks	$5,684	$—	$—	$—	$5,684
Fixed income securities	—	7,139	—	—	7,139
Limited partnership interests	—	—	1,462	772	2,234
Preferred securities	11,715	46,784	—	—	58,499
Total trading investments	$17,399	$53,923	$1,462	$772	$73,556
Equity method investments	$—	$—	$—	$5,892	$5,892
Available-for-sale investments
Common stocks	$8,867	$—	$—	$—	$8,867
Company-sponsored funds	14,617	—	—	—	14,617
Fixed income securities	—	3,620	—	—	3,620
Preferred securities	1,022	18	—	—	1,040
Other	—	—	—	113	113
Total available-for-sale investments	$24,506	$3,638	$—	$113	$28,257
Derivatives - assets
Commodity contracts	$344	$—	$—	$—	$344
Foreign exchange contracts	—	83	—	—	83
Total derivatives - assets	$344	$83	$—	$—	$427
Derivatives - liabilities
Commodity contracts	$287	$—	$—	$—	$287
Total derivatives - liabilities	$287	$—	$—	$—	$287
_________________________

(1)	Comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.

(2)
Comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position.

Trading investments in fixed income securities classified as level 2 in the above table were comprised of U.S. Treasury Bills carried at amortized cost, which approximates fair value. Trading investments in preferred securities classified as level 2 were comprised of corporate debt and certain preferred securities. The fair value amounts were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Since these securities do not trade on a daily basis, the pricing services evaluate pricing applications and apply available information through processes such as yield curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.
Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company’s co-investments through GRP-CIP in limited partnership vehicles that invest in private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.
Trading investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of limited partnership interests which represent the Company’s co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of June 30, 2017, the Company did not have the ability to redeem these interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Equity method investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company’s partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds’ NAVs. ACOM invests indirectly in exchange-traded commodity futures contracts and other commodity related derivatives through an investment in the Commodities Sub-Fund. The Company has the ability to redeem its investment in ACOM monthly at NAV with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of June 30, 2017, the Company did not have the ability to redeem its investment in GRP-TE.
Available-for-sale investments classified as level 2 in the above table were primarily comprised of corporate bonds and certain preferred securities with the fair value generally determined using third-party pricing services. The pricing services may utilize pricing models, and inputs into those models may include reported trades, executable bid and ask prices, broker-dealer quotations, prices or yields of similar securities, benchmark curves and other market information. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
Available-for-sale investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company’s co-investment in a Cayman trust invested in global listed infrastructure securities.
The following table presents fair value measurements as of December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$140,872	$—	$—	$—	$140,872
Trading investments
Common stocks	$5,069	$—	$—	$—	$5,069
Fixed income securities	—	5,702	—	—	5,702
Limited partnership interests	—	—	1,196	722	1,918
Total trading investment	$5,069	$5,702	$1,196	$722	$12,689
Equity method investments	$—	$—	$—	$6,459	$6,459
Available-for-sale investments
Common stocks	$4,508	$—	$—	$—	$4,508
Company-sponsored funds	29,877	—	—	—	29,877
Preferred securities	1,001	10	—	—	1,011
Total available-for-sale investments	$35,386	$10	$—	$—	$35,396
Derivatives - assets
Commodity contracts	$343	$—	$—	$—	$343
Foreign exchange contracts	—	1,417	—	—	1,417
Total derivatives - assets	$343	$1,417	$—	$—	$1,760
Derivatives - liabilities
Commodity contracts	$266	$—	$—	$—	$266
Total derivatives - liabilities	$266	$—	$—	$—	$266
_________________________

(1)	Comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.

(2)
Comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position.

Trading investments classified as level 2 in the above table were comprised of U.S. Treasury Bills carried at amortized cost, which approximates fair value.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading investments classified as level 3 in the above table were comprised of limited partnership interests which represent the Company’s co-investments through GRP-CIP in limited partnership vehicles that invest in private equity vehicles that invest directly in real estate which are generally valued using a discounted cash flow model.
Trading investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of limited partnership interests which represent the Company’s co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of December 31, 2016, the Company did not have the ability to redeem these interests.
Equity method investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company’s partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds’ NAVs. ACOM invested directly in exchange-traded commodity futures contracts and other commodity related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2016, the Company did not have the ability to redeem its investment in GRP-TE.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Trading Investments
	Limited Partnership Interests
Balance at beginning of period	$1,476	$1,338	$1,196	$1,312
Purchases / contributions	114	21	138	21
Sales / distributions	—	(53)	—	(53)
Realized gains (losses)	—	—	—	—
Unrealized gains (losses) (1)	(128)	(2)	128	24
Transfers into (out of) level 3	—	—	—	—
Balance at end of period	$1,462	$1,304	$1,462	$1,304

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at June 30, 2017 and 2016.
Realized and unrealized gains (losses) from investments classified as trading investments in the above table were recorded as gain (loss) from trading investments in the Company’s condensed consolidated statements of operations.
Valuation Techniques
In certain instances, debt, equity and preferred securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable brokers-dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use information with respect to transactions in such investments, broker quotes, pricing matrices, market transactions in comparable investments and various relationships between investments. As part of its independent price verification process, the Company generally performs reviews of valuations provided by broker-dealers or independent pricing services. Investments in Company-sponsored funds are valued at their closing price or NAV (or its equivalent) as a practical expedient.
Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points (based on the spot rate and currency rate differentials), which are all inputs that are observable in active markets (level 2).

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by the Company’s valuation committee which is comprised of senior members from various departments within the Company, including investment management. The valuation committee provides independent oversight of the valuation policies and procedures.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of June 30, 2017 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,462	Discounted cash flows	Discount rates Exit capitalization rates Market rental rates	10% - 11% 7.5% - 8% $14.50 - 16.80 psf
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

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at June 30, 2017 (in thousands):

	June 30, 2017
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Foreign exchange contracts	$13,708	$83	$—	$—
Commodity contracts	8,069	344	7,441	287
Total derivative financial instruments	$21,777	$427	$7,441	$287

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at December 31, 2016 (in thousands):

	December 31, 2016
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Foreign exchange contracts	$13,839	$1,417	$—	$—
Commodity contracts	6,538	343	4,825	266
Total derivative financial instruments	$20,377	$1,760	$4,825	$266
Cash included in due from broker on the condensed consolidated statement of financial condition of approximately $88,000 as of June 30, 2017 was held as collateral for futures contracts. Securities included in trading investments on the condensed consolidated statement of financial condition of approximately $598,000 and $487,000 as of June 30, 2017 and December 31, 2016, respectively, were held as collateral for futures contracts.
Gains (losses) from derivative financial instruments for the three and six months ended June 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign exchange contracts	$(479)	$715	$(1,334)	$(541)
Commodity contracts	(409)	2,823	(856)	2,923
Total gains (losses) from derivative financial instruments	$(888)	$3,538	$(2,190)	$2,382

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
There were no anti-dilutive common stock equivalents for both the three months ended June 30, 2017 and 2016. Anti-dilutive common stock equivalents of approximately 9,000 and 28,000 shares were excluded from the computation for the six months ended June 30, 2017 and 2016, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$22,998	$24,921	$45,942	$42,788
Less: Net (income) loss attributable to redeemable noncontrolling interest	476	(113)	517	103
Net income attributable to common stockholders	$23,474	$24,808	$46,459	$42,891
Basic weighted average shares outstanding	46,373	45,984	46,308	45,896
Dilutive potential shares from restricted stock units	529	394	445	391
Diluted weighted average shares outstanding	46,902	46,378	46,753	46,287
Basic earnings per share attributable to common stockholders	$0.51	$0.54	$1.00	$0.93
Diluted earnings per share attributable to common stockholders	$0.50	$0.53	$0.99	$0.93

8. Income Taxes
For the three months ended June 30, 2017 and 2016, the effective tax rate was approximately 38.4% and 35.5%, respectively. For the six months ended June 30, 2017 and 2016, the effective tax rate was approximately 37.1% and 36.6%, respectively. The effective tax rates differed from the U.S. federal statutory rate primarily due to state and foreign taxes. In addition, for the three and six months ended June 30, 2016, the effective tax rate also included the release of a valuation allowance on unrealized gains on the Company’s seed investments.
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

9. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. As of June 30, 2017, CSS had net capital of approximately $3,859,000, which exceeded its requirements by approximately $3,662,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of June 30, 2017, CSAL and CSUK had aggregate regulatory capital of approximately $76,290,000, which exceeded aggregate regulatory capital requirements by approximately $72,376,000.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment advisory and administration fees	$60,099	$55,817	$117,499	$107,728
Distribution and service fees	5,104	4,671	10,150	8,904
	$65,203	$60,488	$127,649	$116,632
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored funds for the three and six months ended June 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$10,070	$—	$15,105	$—
Gross realized gains	60	—	80	—
Gross realized losses	—	—	—	—
Dividend income	133	270	388	270
The Company has agreements with certain affiliated open-end and closed-end funds to reimburse certain fund expenses. For the three months ended June 30, 2017 and 2016, expenses of approximately $2,731,000 and $1,789,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the six months ended June 30, 2017 and 2016, fund reimbursement expenses of approximately $5,104,000 and $3,823,000, respectively, were incurred.
Included in accounts receivable at June 30, 2017 and December 31, 2016 are receivables due from Company-sponsored funds of approximately $21,419,000 and $20,221,000, respectively.

11. Commitments and Contingencies
Rent expense charged to operations, including escalation charges for real estate and other expenses, totaled approximately $2,800,000 and $2,965,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $5,600,000 and $5,765,000 for the six months ended June 30, 2017 and 2016, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of June 30, 2017, the Company has funded approximately $3.5 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company’s unfunded commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company’s condensed consolidated statements of financial condition as of June 30, 2017.

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
On August 3, 2017, CNS declared a quarterly dividend on its common stock in the amount of $0.28 per share. The dividend will be payable on September 21, 2017 to stockholders of record at the close of business on September 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2017 and 2016. Such information should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” or “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Quarterly Highlights
Revenue increased 3.5% to $92.8 million for the three months ended June 30, 2017 from $89.7 million for the three months ended March 31, 2017. The increase was primarily driven by higher average assets under management in all three investment vehicles as well as the impact from one additional day in the quarter. Operating income increased 5% to $37.4 million for the three months ended June 30, 2017 from $35.5 million for the three months ended March 31, 2017. Our operating margin was 40.3% for the three months ended June 30, 2017, compared with 39.6% for the three months ended March 31, 2017. Our effective tax rate was 38.4% for the three months ended June 30, 2017.
As of June 30, 2017, assets under management were $60.4 billion, up $1.9 billion, or 3%, from $58.5 billion as of March 31, 2017. The increase was driven by net inflows and market appreciation, partially offset by distributions. Average assets under management increased $1.4 billion, or 2%, to $59.7 billion for the three months ended June 30, 2017 from $58.3 billion for the three months ended March 31, 2017. Our overall annualized organic growth rate was 9% as of June 30, 2017. The organic growth rate represents the ratio of annualized net flows for the quarter to the beginning assets under management.

Recent Business Developments

•
We continue to invest in our Defined Contribution Investment Only (DCIO) capabilities, including expanding our team across the institutional and wealth channels. In May 2017, we hired a specialist in the wealth channel to expand DCIO support for the Western U.S. This hire is part of the Company’s growing emphasis on the $7 trillion defined contribution market, where the Company provides investment management services to qualified retirement plans.

•	In June 2017, the Cohen & Steers SICAV European Real Estate Securities Fund received a 5-star rating from Morningstar reflecting a top quartile ranking amongst its peer group.

•
In June 2017, we continued to expand our footprint in Asia, excluding Japan, as an MLP model-based sub-advisory mandate in South Korea and a global preferred securities model-based sub-advisory mandate in Taiwan funded with approximately $30 million and $203 million, respectively. These amounts are included in assets under administration.

•	During the second quarter of 2017, we continued to diversify our relationships in Japan across distribution channels to cover retail, pension funds and financial institutions.

•
We continue to experience increased demand for preferred securities strategies from a variety of domestic and international institutions. During the second quarter of 2017, the Cohen & Steers SICAV Global Preferred Securities Fund was launched and attracted an investment of $45 million from a Japanese institutional investor. Two additional domestic institutional advisory preferred securities mandates totaling $130 million were funded during the quarter. In July 2017, a previously awarded domestic institutional advisory preferred securities mandate of $125 million was funded.

•	During the second quarter of 2017, we were awarded a global listed infrastructure mandate by a new public pension fund client which funded in July 2017 with $300 million.

•	In July 2017, our largest Japanese distribution partner reduced the distribution rate on one of the funds that we sub-advise by 30%.

•	In July 2017, an existing public pension fund client consolidated their REIT managers and allocated an additional $160 million to our U.S. Focus REIT strategy.

Assets Under Management
The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Institutional Accounts
Assets under management, beginning of period	$28,935	$27,857	$28,659	$26,105
Inflows	1,031	1,626	1,875	3,398
Outflows	(588)	(487)	(1,117)	(1,069)
Net inflows (outflows)	443	1,139	758	2,329
Market appreciation (depreciation)	881	1,337	1,524	2,552
Distributions	(849)	(752)	(1,660)	(1,405)
Transfers	47	—	176	—
Total increase (decrease)	522	1,724	798	3,476
Assets under management, end of period	$29,457	$29,581	$29,457	$29,581
Average assets under management for period	$29,219	$28,057	$29,120	$26,916

Open-end Funds
Assets under management, beginning of period	$20,361	$18,146	$19,576	$17,460
Inflows	2,435	2,393	4,751	4,415
Outflows	(1,548)	(1,242)	(3,274)	(2,940)
Net inflows (outflows)	887	1,151	1,477	1,475
Market appreciation (depreciation)	674	855	1,172	1,350
Distributions	(262)	(375)	(436)	(508)
Transfers	(47)	—	(176)	—
Total increase (decrease)	1,252	1,631	2,037	2,317
Assets under management, end of period	$21,613	$19,777	$21,613	$19,777
Average assets under management for period	$21,093	$18,692	$20,610	$17,895

Closed-end Funds
Assets under management, beginning of period	$9,218	$9,056	$8,963	$9,029
Inflows	—	—	—	—
Outflows	—	—	—	(86)
Net inflows (outflows)	—	—	—	(86)
Market appreciation (depreciation)	271	458	648	693
Distributions	(122)	(123)	(244)	(245)
Total increase (decrease)	149	335	404	362
Assets under management, end of period	$9,367	$9,391	$9,367	$9,391
Average assets under management for period	$9,345	$9,160	$9,248	$8,952

Total
Assets under management, beginning of period	$58,514	$55,059	$57,198	$52,594
Inflows	3,466	4,019	6,626	7,813
Outflows	(2,136)	(1,729)	(4,391)	(4,095)
Net inflows (outflows)	1,330	2,290	2,235	3,718
Market appreciation (depreciation)	1,826	2,650	3,344	4,595
Distributions	(1,233)	(1,250)	(2,340)	(2,158)
Total increase (decrease)	1,923	3,690	3,239	6,155
Assets under management, end of period	$60,437	$58,749	$60,437	$58,749
Average assets under management for period	$59,657	$55,909	$58,978	$53,763

The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management in institutional accounts for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Japan Subadvisory
Assets under management, beginning of period	$13,390	$13,998	$13,699	$13,112
Inflows	582	874	993	1,774
Outflows	(253)	(33)	(358)	(69)
Net inflows (outflows)	329	841	635	1,705
Market appreciation (depreciation)	357	765	553	1,440
Distributions	(849)	(752)	(1,660)	(1,405)
Total increase (decrease)	(163)	854	(472)	1,740
Assets under management, end of period	$13,227	$14,852	$13,227	$14,852
Average assets under management for period	$13,271	$13,963	$13,388	$13,406

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,128	$5,584	$5,892	$5,428
Inflows	168	162	353	335
Outflows	(176)	(191)	(319)	(415)
Net inflows (outflows)	(8)	(29)	34	(80)
Market appreciation (depreciation)	236	227	430	434
Total increase (decrease)	228	198	464	354
Assets under management, end of period	$6,356	$5,782	$6,356	$5,782
Average assets under management for period	$6,276	$5,635	$6,159	$5,422

Advisory
Assets under management, beginning of period	$9,417	$8,275	$9,068	$7,565
Inflows	281	590	529	1,289
Outflows	(159)	(263)	(440)	(585)
Net inflows (outflows)	122	327	89	704
Market appreciation (depreciation)	288	345	541	678
Transfers	47	—	176	—
Total increase (decrease)	457	672	806	1,382
Assets under management, end of period	$9,874	$8,947	$9,874	$8,947
Average assets under management for period	$9,672	$8,459	$9,573	$8,088

Total Institutional Accounts
Assets under management, beginning of period	$28,935	$27,857	$28,659	$26,105
Inflows	1,031	1,626	1,875	3,398
Outflows	(588)	(487)	(1,117)	(1,069)
Net inflows (outflows)	443	1,139	758	2,329
Market appreciation (depreciation)	881	1,337	1,524	2,552
Distributions	(849)	(752)	(1,660)	(1,405)
Transfers	47	—	176	—
Total increase (decrease)	522	1,724	798	3,476
Assets under management, end of period	$29,457	$29,581	$29,457	$29,581
Average assets under management for period	$29,219	$28,057	$29,120	$26,916

The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Real Estate
Assets under management, beginning of period	$28,719	$29,069	$28,927	$27,814
Inflows	1,605	2,050	3,046	3,789
Outflows	(1,132)	(800)	(2,289)	(1,804)
Net inflows (outflows)	473	1,250	757	1,985
Market appreciation (depreciation)	682	1,677	1,080	2,904
Distributions	(978)	(1,015)	(1,868)	(1,722)
Total increase (decrease)	177	1,912	(31)	3,167
Assets under management, end of period	$28,896	$30,981	$28,896	$30,981
Average assets under management for period	$28,898	$29,266	$28,921	$28,128

Preferred Securities
Assets under management, beginning of period	$10,560	$8,099	$9,880	$7,705
Inflows	1,430	1,157	2,529	2,292
Outflows	(535)	(351)	(1,221)	(1,012)
Net inflows (outflows)	895	806	1,308	1,280
Market appreciation	420	288	809	313
Distributions	(126)	(111)	(248)	(216)
Total increase (decrease)	1,189	983	1,869	1,377
Assets under management, end of period	$11,749	$9,082	$11,749	$9,082
Average assets under management for period	$11,125	$8,572	$10,677	$8,185

Global/International Real Estate
Assets under management, beginning of period	$9,785	$10,152	$9,403	$9,476
Inflows	225	185	614	962
Outflows	(341)	(490)	(541)	(958)
Net outflows	(116)	(305)	73	4
Market appreciation (depreciation)	516	203	750	612
Distributions	(64)	(66)	(105)	(108)
Total increase (decrease)	336	(168)	718	508
Assets under management, end of period	$10,121	$9,984	$10,121	$9,984
Average assets under management for period	$10,022	$9,903	$9,966	$9,673

Global Listed Infrastructure
Assets under management, beginning of period	$6,204	$5,272	$5,697	$5,147
Inflows	121	245	278	336
Outflows	(88)	(49)	(129)	(227)
Net inflows (outflows)	33	196	149	109
Market appreciation	202	337	635	590
Distributions	(45)	(45)	(87)	(86)
Total increase (decrease)	190	488	697	613
Assets under management, end of period	$6,394	$5,760	$6,394	$5,760
Average assets under management for period	$6,347	$5,486	$6,139	$5,244

Assets under Management by Investment Strategy - continued	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other
Assets under management, beginning of period	$3,246	$2,467	$3,291	$2,452
Inflows	85	382	159	434
Outflows	(40)	(39)	(211)	(94)
Net inflows (outflows)	45	343	(52)	340
Market appreciation	6	145	70	176
Distributions	(20)	(13)	(32)	(26)
Total increase (decrease)	31	475	(14)	490
Assets under management, end of period	$3,277	$2,942	$3,277	$2,942
Average assets under management for period	$3,265	$2,682	$3,275	$2,533

Total
Assets under management, beginning of period	$58,514	$55,059	$57,198	$52,594
Inflows	3,466	4,019	6,626	7,813
Outflows	(2,136)	(1,729)	(4,391)	(4,095)
Net inflows (outflows)	1,330	2,290	2,235	3,718
Market appreciation (depreciation)	1,826	2,650	3,344	4,595
Distributions	(1,233)	(1,250)	(2,340)	(2,158)
Total increase (decrease)	1,923	3,690	3,239	6,155
Assets under management, end of period	$60,437	$58,749	$60,437	$58,749
Average assets under management for period	$59,657	$55,909	$58,978	$53,763

Investment Performance as of June 30, 2017
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

(2)
© 2017 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period as of June 30, 2017. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management were $60.4 billion at June 30, 2017, an increase of 3% from $58.7 billion at June 30, 2016. The increase was due to net inflows of $5.2 billion and market appreciation of $1.8 billion, partially offset by distributions of $5.3 billion. Net inflows included $2.5 billion into U.S. real estate and $2.3 billion into preferred securities. Market appreciation included $861 million from preferred securities, $474 million from global/international real estate and $473 million from global listed infrastructure. Distributions included $4.3 billion from U.S. real estate and $487 million from preferred securities.
Average assets under management were $59.7 billion for the three months ended June 30, 2017, an increase of 7% from $55.9 billion for the three months ended June 30, 2016. Average assets under management were $59.0 billion for the six months ended June 30, 2017, an increase of 10% from $53.8 billion for the six months ended June 30, 2016.

Institutional accounts
Assets under management in institutional accounts, which represented 49% of total assets under management, were $29.5 billion at June 30, 2017, a decrease of 0.4% from $29.6 billion at June 30, 2016. The decrease in institutional assets under management was primarily due to distributions from Japan subadvised accounts of $3.3 billion, partially offset by net inflows of $2.4 billion and market appreciation of $600 million. Net inflows included $1.5 billion into U.S. real estate, $483 million into preferred securities, and $425 million into real assets multi-strategy (which is included in “Other” in the table above). Market appreciation included $375 million from global/international real estate and $228 million from global listed infrastructure. Distributions included $3.1 million from U.S. real estate.
Average assets under management for institutional accounts were $29.2 billion for the three months ended June 30, 2017, an increase of 4% from $28.1 billion for the three months ended June 30, 2016. Average assets under management were $29.1 billion for the six months ended June 30, 2017, an increase of 8% from $26.9 billion for the six months ended June 30, 2016.
Assets under management in Japan subadvised accounts, which represented 45% of institutional assets under management, were $13.2 billion at June 30, 2017, a decrease of 11% from $14.9 billion at June 30, 2016. The decrease in Japan subadvised assets under management was due to distributions of $3.3 billion, partially offset by net inflows of $1.7 billion and market depreciation of $69 million. Net inflows included $1.8 billion into U.S. real estate. Distributions included $3.1 million from U.S. real estate.
Average assets under management for Japan subadvised accounts were $13.3 billion for the three months ended June 30, 2017, a decrease of 5% from $14.0 billion for the three months ended June 30, 2016. Average assets under management were $13.4 billion for both the six months ended June 30, 2017 and June 30, 2016.
Assets under management in institutional subadvised accounts excluding Japan, which represented 22% of institutional assets under management, were $6.4 billion at June 30, 2017, an increase of 10% from $5.8 billion at June 30, 2016. The increase in assets under management was due to market appreciation of $351 million and net inflows of $225 million. Net inflows included $339 million into global/international real estate, partially offset by net outflows of $144 million from large cap value (included in "Other" in the table above). Market appreciation included $173 million from global/international real estate and $112 million from global listed infrastructure.
Average assets under management for institutional subadvised accounts excluding Japan were $6.3 billion for the three months ended June 30, 2017, an increase of 11% from $5.6 billion for the three months ended June 30, 2016. Average assets under management were $6.2 billion for the six months ended June 30, 2017, an increase of 14% from $5.4 billion for the six months ended June 30, 2016.
Assets under management in institutional advised accounts, which represented 33% of institutional assets under management, were $9.9 billion at June 30, 2017, an increase of 10% from $8.9 billion at June 30, 2016. The increase in assets under management was due to net inflows of $432 million, market appreciation of $318 million and net transfers of $176 million from open-end funds. Net inflows included $356 million into preferred securities. Market appreciation included $148 million from global/international real estate and $113 million from global listed infrastructure.
Average assets under management for institutional advised accounts were $9.7 billion for the three months ended June 30, 2017, an increase of 14% from $8.5 billion for the three months ended June 30, 2016. Average assets under management were $9.6 billion for the six months ended June 30, 2017, an increase of 18% from $8.1 billion for the six months ended June 30, 2016.
Open-end funds
Assets under management in open-end funds, which represented 36% of total assets under management, were $21.6 billion at June 30, 2017, an increase of 9% from $19.8 billion at June 30, 2016. The increase in assets under management was due to net inflows of $2.8 billion and market appreciation of $739 million, partially offset by distributions of $1.5 billion and net transfers of $176 million to institutional advisory accounts. Net inflows included $1.8 billion into preferred securities and $1.0 billion into U.S. real estate. Market appreciation included $579 million from preferred securities. Distributions included $1.0 million from U.S. real estate.
Average assets under management for open-end funds were $21.1 billion for the three months ended June 30, 2017, an increase of 13% from $18.7 billion for the three months ended June 30, 2016. Average assets under management were $20.6 billion for the six months ended June 30, 2017, an increase of 15% from $17.9 billion for the six months ended June 30, 2016.
Closed-end funds
Assets under management in closed-end funds, which represented 15% of total assets under management, were $9.4 billion at both June 30, 2017 and 2016 as market appreciation of $509 million was offset by distributions of $531 million.
Average assets under management for closed-end funds were $9.3 billion for the three months ended June 30, 2017, an increase of 2% from $9.2 billion for the three months ended June 30, 2016. Average assets under management were $9.2 billion for the six months ended June 30, 2017, an increase of 3% from $9.0 billion for the six months ended June 30, 2016.

Results of Operations

(in thousands, except per share data and percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. GAAP
Revenue	$92,812	$86,373	$182,498	$166,054
Expenses	$55,455	$52,242	$109,613	$103,616
Operating income	$37,357	$34,131	$72,885	$62,438
Operating margin	40.3%	39.5%	39.9%	37.6%
Non-operating income	$261	$4,466	$488	$5,109
Net income attributable to common stockholders	$23,474	$24,808	$46,459	$42,891
Diluted earnings per share	$0.50	$0.53	$0.99	$0.93

As Adjusted (1)
Net income attributable to common stockholders	$23,415	$21,315	$45,331	$40,110
Diluted earnings per share	$0.50	$0.46	$0.97	$0.87
_________________________

(1)
The “As Adjusted” financial measures represent non-GAAP financial measures. Please refer to the “Non-GAAP Reconciliation” on pages 39-40 for a reconciliation to the most directly comparable U.S. GAAP financial measures.

U.S. GAAP
Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Revenue
Total revenue increased 7% to $92.8 million for the three months ended June 30, 2017 from $86.4 million for the three months ended June 30, 2016. The increase was primarily attributable to higher investment advisory and administration fees of $5.8 million, resulting from higher average assets under management in all three investment vehicles.
For the three months ended June 30, 2017:

•
Total investment advisory fees from institutional accounts increased 6% to $24.9 million from $23.5 million for the three months ended June 30, 2016. Total investment advisory fees compared with average assets under management in institutional accounts implies an annualized effective fee rate of 34 bps for both the three months ended June 30, 2017 and 2016.

•
Total investment advisory and administration fees from open-end funds increased 11% to $40.4 million from $36.5 million for the three months ended June 30, 2016. Total investment advisory and administration fees compared with average assets under management in open-end funds implies an annualized effective fee rate of 77 bps and 78 bps for the three months ended June 30, 2017 and 2016, respectively.

•
Total investment advisory and administration fees from closed-end funds increased 2% to $19.6 million from $19.2 million for the three months ended June 30, 2016. Total investment advisory and administration fees compared with average assets under management in closed-end funds implies an annualized effective fee rate of 84 bps for both the three months ended June 30, 2017 and 2016.

Expenses
Total operating expenses increased 6% to $55.5 million for the three months ended June 30, 2017 from $52.2 million for the three months ended June 30, 2016, primarily due to increases of $2.1 million in employee compensation and benefits, $570,000 in general and administrative expenses, and $384,000 in distribution and service fee expenses.
Employee compensation and benefits increased 8% to $30.4 million for the three months ended June 30, 2017 from $28.3 million for the three months ended June 30, 2016. The increase was primarily due to higher incentive compensation of approximately $1.5 million and salaries of approximately $783,000, partially offset by lower production compensation of approximately $547,000.
General and administrative expenses increased 5% to $13.1 million for the three months ended June 30, 2017 from $12.5 million for the three months ended June 30, 2016. The increase was primarily due to higher fund reimbursement expenses of approximately $615,000 as well as additional costs for administering our collective investment trusts of approximately $327,000, both of which are associated with asset growth. In addition, information technology expenses increased approximately $177,000. These increases were partially offset by lower recruiting fees of approximately $343,000 and professional fees of approximately $208,000.
Distribution and service fee expenses increased 4% to $10.2 million for the three months ended June 30, 2017 from $9.8 million for the three months ended June 30, 2016, primarily due to higher average assets under management in U.S. open-end funds.
Operating Margin
Operating margin for the three months ended June 30, 2017 was 40.3%, compared with 39.5% for the three months ended June 30, 2016.
Non-operating Income
Non-operating income for the three months ended June 30, 2017 was $261,000, compared to $4.5 million for the three months ended June 30, 2016, primarily due to declines in the fair values of our seed investments. Non-operating income for the three months ended June 30, 2017 included net loss attributable to redeemable noncontrolling interest of $476,000, compared to net income attributable to redeemable noncontrolling interest of $113,000 for the three months ended June 30, 2016.
Income Taxes
Income tax expense was $14.6 million for the three months ended June 30, 2017, compared with $13.7 million for the three months ended June 30, 2016. The effective tax rate was 38.4% and 35.5% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rates differed from the U.S. federal statutory rate primarily due to state and foreign taxes. In addition, for the three months ended June 30, 2016, the effective tax rate also included the release of a valuation allowance on unrealized gains on the Company’s seed investments.
Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Revenue
Total revenue increased 10% to $182.5 million for the six months ended June 30, 2017 from $166.1 million for the six months ended June 30, 2016. The increase was primarily attributable to higher investment advisory and administration fees of $14.6 million, resulting from higher average assets under management in all three investment vehicles.
For the six months ended June 30, 2017:

•
Total investment advisory fees from institutional accounts increased 10% to $49.5 million from $44.8 million for the six months ended June 30, 2016. Total investment advisory fees compared with average assets under management in institutional accounts implies an annualized effective fee rate of 34 bps and 33bps for the six months ended June 30, 2017 and 2016, respectively.

•
Total investment advisory and administration fees from open-end funds increased 13% to $78.7 million from $70.0 million for the six months ended June 30, 2016. Total investment advisory and administration fees compared with average assets under management in open-end funds implies an annualized effective fee rate of 77 bps and 78 bps for the six months ended June 30, 2017 and 2016, respectively.

•
Total investment advisory and administration fees from closed-end funds increased 3% to $38.6 million from $37.4 million for the six months ended June 30, 2016. Total investment advisory and administration fees compared with average assets under management in closed-end funds implies an annualized effective fee rate of 84 bps for both the six months ended June 30, 2017 and 2016.

Expenses
Total operating expenses increased 6% to $109.6 million for the six months ended June 30, 2017 from $103.6 million for the six months ended June 30, 2016, primarily due to increases of $3.5 million in employee compensation and benefits, $1.5 million in distribution and service fee expenses, and $765,000 in general and administrative expenses.
Employee compensation and benefits increased 6% to $59.8 million for the six months ended June 30, 2017 from $56.3 million for the six months ended June 30, 2016. The increase was primarily due to higher incentive compensation of approximately $3.8 million and salaries of approximately $1.3 million, partially offset by lower amortization of restricted stock units of approximately $1.4 million and production compensation of approximately $560,000. The six months ended June 30, 2016 included the accelerated vesting of certain restricted stock units.
Distribution and service fee expenses increased 8% to $19.9 million for the six months ended June 30, 2017 from $18.5 million for the six months ended June 30, 2016. The increase was primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased 3% to $26.0 million for the six months ended June 30, 2017 from $25.2 million for the six months ended June 30, 2016. The increase was primarily due to higher fund reimbursement expenses of approximately $666,000 as well as additional costs for administering our collective investment trusts of approximately $615,000, both of which are associated with asset growth. In addition, information technology expenses increased approximately $497,000. These increases were partially offset by lower recruiting fees of approximately $609,000, professional fees of approximately $247,000, and rent and occupancy costs of approximately $131,000.
Operating Margin
Operating margin for the six months ended June 30, 2017 was 39.9%, compared with 37.6% for the six months ended June 30, 2016.
Non-operating Income
Non-operating income for the six months ended June 30, 2017 was $488,000, compared with non-operating income of $5.1 million for the six months ended June 30, 2016. The change was primarily due to declines in the fair values of our seed investments. Non-operating income for the six months ended June 30, 2017 and 2016 included net loss attributable to redeemable noncontrolling interest of $517,000 and $103,000, respectively.
Income Taxes
Income tax expense was $27.4 million for the six months ended June 30, 2017, compared with $24.8 million for the six months ended June 30, 2016. The effective tax rate was 37.1% and 36.6% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rates differed from the U.S. federal statutory rate primarily due to state and foreign taxes. In addition, for the six months ended June 30, 2016, the effective tax rate also included the release of a valuation allowance on unrealized gains on the Company’s seed investments.
As Adjusted
The term “As Adjusted” is used to identify non-GAAP financial information in the discussion below and excludes the tax-affected financial results associated with our seed investments, the effect of the accelerated vesting of certain restricted stock units in the first quarter of 2016, as well as discrete tax items, if any. Please refer to the “Non-GAAP Reconciliation” on pages 39-40 for a reconciliation to the most directly comparable U.S. GAAP financial measures.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Expenses
Total operating expenses, as adjusted, increased 6% to $55.4 million for the three months ended June 30, 2017 from $52.2 million for the three months ended June 30, 2016. Total operating expenses, as adjusted, excluded general and administrative expenses from our consolidated seed investments.
Operating Margin
Operating margin, as adjusted, for the three months ended June 30, 2017 was 40.3%, compared with 39.6% for the three months ended June 30, 2016.
Non-operating Income
Non-operating income, as adjusted, for the three months ended June 30, 2017 was $325,000, compared with non-operating income, as adjusted, of $196,000 for the three months ended June 30, 2016. Non-operating income, as adjusted, for the three months ended June 30, 2017 was primarily comprised of interest earned on corporate cash of $293,000 and net unrealized gains of $39,000 associated with forward foreign contracts used to hedge certain non-U.S. dollar investment advisory fees receivable.
Income Taxes
Income tax expense, as adjusted, for the three months ended June 30, 2017 was $14.4 million, compared with $13.1 million for the three months ended June 30, 2016. The provision for income taxes, as adjusted, excluded the income tax effects related to the results from our seed investments. The effective tax rate, as adjusted, for the three months ended June 30, 2017 and 2016 was 38.0%.
Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Expenses
Total operating expenses, as adjusted, increased 8% to $109.6 million for the six months ended June 30, 2017 from $101.6 million for the six months ended June 30, 2016. Total operating expenses, as adjusted, excluded general and administrative expenses from our consolidated seed investments, refunds of foreign withholding tax in the first quarter of 2017, and employee compensation and benefits attributable to the accelerated vesting of certain restricted stock units recorded during the first quarter of 2016.
Operating Margin
Operating margin, as adjusted, for the six months ended June 30, 2017 was 40.0%, compared with 38.8% for the six months ended June 30, 2016.
Non-operating Income
Non-operating income, as adjusted, for the six months ended June 30, 2017 was $158,000, compared with non-operating income, as adjusted, of $196,000 for the six months ended June 30, 2016. Non-operating income, as adjusted, for the six months ended June 30, 2017 was primarily comprised of interest earned on corporate cash of $417,000, partially offset by net unrealized losses of $235,000 associated with forward foreign contracts used to hedge certain non-U.S. dollar investment advisory fees receivable.
Income Taxes
Income tax expense, as adjusted, for the six months ended June 30, 2017 was $27.8 million, compared with $24.6 million for the six months ended June 30, 2016. The provision for income taxes, as adjusted, excluded discrete tax items, the income tax effects related to the accelerated vesting of certain restricted stock units in the first quarter of 2016 and the tax effects related to the results from our seed investments. The effective tax rate, as adjusted, for the six months ended June 30, 2017 and June 30, 2016 was 38.0%.

Non-GAAP Reconciliation
Management believes that use of the following non-GAAP financial measures enhances the evaluation of our results, as they provide greater transparency into our operating performance. In addition, these non-GAAP financial measures are used to prepare our internal management reports and are used by management in evaluating our business.
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

(in thousands, except per share data)	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017		2016
Net income attributable to common stockholders, U.S. GAAP	$23,474		$24,808	$46,459		$42,891
Accelerated vesting of restricted stock units (1)	$—		$—	$—		$1,945
Deconsolidation (2)	$(264)		$(965)	$(576)		$(1,183)
Results from seed investments (3)	$(64)		$(3,140)	$(132)		$(3,718)
General and administrative (4)	$—		$—	$(68)		$—
Tax adjustments (5)	$269		$612	$(352)		$175
Net income attributable to common stockholders, as adjusted	$23,415		$21,315	$45,331		$40,110

Diluted weighted average shares outstanding	46,902		46,378	46,753		46,287
Diluted earnings per share, U.S. GAAP	$0.50		$0.53	$0.99		$0.93
Accelerated vesting of restricted stock units (1)	$—		$—	$—		$0.04
Deconsolidation (2)	$(0.01)		$(0.02)	$(0.01)		$(0.03)
Results from seed investments (3)	$—	*	$(0.06)	$—	*	$(0.08)
General and administrative (4)	$—		$—	$—	*	$—
Tax adjustments (5)	$0.01		$0.01	$(0.01)		$0.01
Diluted earnings per share, as adjusted	$0.50		$0.46	$0.97		$0.87
_________________________

(1)	Represents amounts attributable to the accelerated vesting of certain restricted stock units in the first quarter of 2016.

(2)	Represents amounts related to deconsolidation of seed investments in Company-sponsored funds.

(3)
Represents dividend income and realized gains (losses) on the Company’s seed investments classified as available-for-sale, and the Company’s proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized gains (losses).

(4)	Represents refund of foreign withholding tax.

(5)
Represents the tax benefit associated with the accelerated vesting of certain restricted stock units in the first quarter of 2016, as well as tax impact of non-GAAP adjustments and discrete tax items recorded in each of the periods presented, if any.

*	Amounts round to less than $0.01 per share.

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

(in thousands, except per percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, U.S. GAAP	$92,812	$86,373	$182,498	$166,054
Deconsolidation (1)	$50	$30	$82	$87
Revenue, as adjusted	$92,862	$86,403	$182,580	$166,141

Expenses, U.S. GAAP	$55,455	$52,242	$109,613	$103,616
Deconsolidation (1)	$(34)	$(22)	$(57)	$(28)
Accelerated vesting of restricted stock units (2)	$—	$—	$—	$(1,945)
General and administrative (3)	$—	$—	$68	$—
Expenses, as adjusted	$55,421	$52,220	$109,624	$101,643

Operating income, U.S. GAAP	$37,357	$34,131	$72,885	$62,438
Deconsolidation (1)	$84	$52	$139	$115
Accelerated vesting of restricted stock units (2)	$—	$—	$—	$1,945
General and administrative (3)	$—	$—	$(68)	$—
Operating income, as adjusted	$37,441	$34,183	$72,956	$64,498

Operating margin, U.S. GAAP	40.3%	39.5%	39.9%	37.6%
Operating margin, as adjusted	40.3%	39.6%	40.0%	38.8%

Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Non-operating income (loss), U.S. GAAP	$261	$4,466	$488	$5,109
Deconsolidation (1)	$128	$(1,130)	$(198)	$(1,195)
Results from seed investments (4)	$(64)	$(3,140)	$(132)	$(3,718)
Non-operating income (loss), as adjusted	$325	$196	$158	$196
_________________________

(1)	Represents amounts related to deconsolidation of seed investments in Company-sponsored funds.

(2)	Represents amounts attributable to the accelerated vesting of certain restricted stock units in the first quarter of 2016.

(3)	Represents refund of foreign withholding tax.

(4)
Represents dividend income and realized gains (losses) on the Company’s seed investments classified as available-for-sale, and the Company’s proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized gains (losses).

Changes in Financial Condition, Liquidity and Capital Resources
Our principal objective is to maintain a prudent capital structure in order to support our business strategies and to maintain the appropriate amount of liquidity at all times. Furthermore, we believe that our capital structure, together with available cash balances and cash flows generated from operations, is more than adequate to fund our present and reasonably foreseeable future working capital needs and other cash commitments for investing and financing activities, such as seeding new investments, paying dividends, repurchasing common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units, and meeting anticipated capital requirements.
Net Liquid Assets
Our current financial condition is highly liquid and is primarily comprised of cash and cash equivalents, seed investments and accounts receivable. Liquid assets are reduced by current liabilities, which includes accrued compensation, distribution and service fees payable, income taxes payable, and other liabilities and accrued expenses (together, net liquid assets). The Company does not have any debt outstanding.

The table below summarizes net liquid assets for the periods presented (in thousands):

	June 30, 2017	December 31, 2016
Financial Condition Data:
Cash and cash equivalents:
Cash and cash equivalents held in the U.S.	$100,855	$93,395
Cash and cash equivalents held outside the U.S. (1)	77,559	89,839
Total cash and cash equivalents	178,414	183,234
Seed investments (2)	63,216	53,079
Accounts receivable	50,635	46,288
Current liabilities	(44,463)	(60,832)
Net liquid assets	$247,802	$221,769
_________________________

(1)
It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. However, if circumstances change and the need arises, repatriation of these funds would require the Company to accrue and pay U.S. corporate income taxes.

(2)
Excludes certain illiquid investments classified as level 3 and investments measured at NAV (or its equivalent) as a practical expedient in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement, which we are contractually prohibited from redeeming.

Cash and cash equivalents
Cash and cash equivalents, excluding the effect of foreign exchange rate changes, includes short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. Cash and cash equivalents were $178.4 million and $183.2 million at June 30, 2017 and December 31, 2016, respectively.
The percentage of cash and cash equivalents held by our foreign subsidiaries was approximately 43% and 49% at June 30, 2017 and December 31, 2016, respectively. It is our current intention to permanently reinvest funds held by our non-U.S. subsidiaries. We believe that our net liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
Seed investments
Seed investments include available-for-sale investments, equity method investments and trading investments net of redeemable noncontrolling interests.
Accounts receivable
Accounts receivable primarily represents investment advisory and administration fees receivable. As of June 30, 2017, institutional accounts comprised 53% of total accounts receivable, while open-end and closed-end funds, together, comprised 39% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectability, and there were no past due items related to institutional accounts. Receivables associated with open-end and closed-end funds are generally collected on the first business day of the following month.
Current liabilities
Current liabilities include accrued compensation, distribution and service fees payable, income taxes payable, and other liabilities and accrued expenses.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.

The table below summarizes cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash Flow Data:
Net cash provided by (used in) operating activities	$(21,556)	$30,688
Net cash provided by (used in) investing activities	5,718	(3,664)
Net cash provided by (used in) financing activities	10,454	(27,776)
Net increase (decrease) in cash and cash equivalents	(5,384)	(752)
Effect of foreign exchange rate changes on cash and cash equivalents	564	(1,292)
Cash and cash equivalents, beginning of the period	183,234	142,728
Cash and cash equivalents, end of the period	$178,414	$140,684
Cash and cash equivalents decreased by $5.4 million, excluding the effect of foreign exchange rate changes, during the six months ended June 30, 2017. Net cash used in operating activities was $21.6 million for the six months ended June 30, 2017. Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $5.7 million, which included proceeds from sales of available-for-sale investments in the amount of $19.8 million, including $15 million from the partial redemption of our seed investment in the Cohen & Steers Low Duration Preferred and Income Fund, Inc., partially offset by purchases of available-for-sale investments in the amount of $12.6 million, including a seed investment of $9.9 million in a track record account for a new real assets multi-strategy portfolio and purchases of property and equipment in the amount of $1.6 million. Net cash of $10.5 million was provided by financing activities, primarily by contributions from redeemable noncontrolling interest of $45.1 million, partially offset by dividends paid to stockholders of $26.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $9.1 million.
Cash and cash equivalents decreased by $752,000, excluding the effect of foreign exchange rate changes, during the six months ended June 30, 2016. Net cash provided by operating activities was $30.7 million for the six months ended June 30, 2016. Net cash used in investing activities was $3.7 million, which included purchases of property and equipment in the amount of $5.2 million and purchases of available-for-sale investments in the amount of $4.0 million, partially offset by proceeds from sales of available-for-sale investments in the amount of $5.4 million. Net cash of $27.8 million was used in financing activities, primarily for dividends paid to stockholders of $23.9 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $7.9 million, partially offset by contributions from redeemable noncontrolling interest of $3.9 million.
Net Capital Requirements
We continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At June 30, 2017, we exceeded our minimum regulatory capital requirements by approximately $3.7 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At June 30, 2017, CSAL and CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $72.4 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Dividends
Subject to the approval of our Board of Directors, we expect to pay a quarterly dividend. When determining whether to pay a dividend, our Board of Directors takes into account general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors that the Board of Directors deems relevant.

On August 3, 2017, the Board of Directors approved and the Company declared a quarterly dividend on its common stock in the amount of $0.28 per share. The dividend will be payable on September 21, 2017 to the stockholders of record at the close of business on September 1, 2017.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of June 30, 2017, we have funded approximately $3.5 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of June 30, 2017.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable long-term operating leases for office space, information technology applications, market data and office equipment. There were no material capital lease obligations as of June 30, 2017. The following summarizes our contractual obligations as of June 30, 2017 (in thousands):

	2017	2018	2019	2020	2021	2022 and after	Total
Operating leases	$7,700	$13,079	$12,887	$11,818	$10,848	$22,658	$78,990
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2017, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2017	—	$—	—	—
May 1 through May 31, 2017	—	$—	—	—
June 1 through June 30, 2017	789	$40.80	—	—
Total	789	$40.80	—	—
_________________________

(1)
Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company’s Amended and Restated Stock Incentive Plan.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of June 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the six months ended June 30, 2017 and 2016; (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	August 4, 2017	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 4, 2017	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer