Form 10-Q
period 2017-09-30
COHEN & STEERS INC
filed 2017-11-09
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 6, 2017 was 46,312,525.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
Index

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2017 and December 31, 2016	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (Unaudited) for the Nine Months Ended September 30, 2017 and 2016	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017 and 2016	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

Part II.	Other Information *

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	46

Signatures		47
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$198,873	$183,234
Trading investments ($533 and $487) (1) ($67,719 and $6,987) (2)	74,684	12,689
Equity method investments	5,986	6,459
Available-for-sale investments	26,187	35,396
Accounts receivable	62,341	46,288
Due from brokers ($4,948 and $475) (2)	6,567	1,579
Property and equipment—net	15,317	15,964
Goodwill and intangible assets—net	20,230	19,118
Deferred income tax asset—net	6,705	5,619
Other assets ($890 and $43) (2)	7,109	7,382
Total assets	$423,999	$333,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$30,357	$35,333
Distribution and service fees payable	7,924	6,452
Income tax payable	12,362	9,375
Due to brokers ($3,738 and $0) (2)	3,738	—
Deferred rent	6,054	6,229
Other liabilities and accrued expenses ($218 and $75) (2)	8,898	9,672
Total liabilities	69,333	67,061
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	46,076	853
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,099,509 and 50,415,152 shares issued at September 30, 2017 and December 31, 2016, respectively	511	504
Additional paid-in capital	562,738	543,829
Accumulated deficit	(96,926)	(127,957)
Accumulated other comprehensive loss, net of tax	(3,915)	(5,885)
Less: Treasury stock, at cost, 4,789,608 and 4,524,694 shares at September 30, 2017 and December 31, 2016, respectively	(153,818)	(144,677)
Total stockholders’ equity	308,590	265,814
Total liabilities and stockholders’ equity	$423,999	$333,728
_________________________

(1)	Pledged as collateral attributable to the consolidated balances of Cohen & Steers Active Commodities Strategy Fund, Inc. as of September 30, 2017 and December 31, 2016, respectively.

(2)
Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2017 and December 31, 2016 attributable to Cohen & Steers SICAV Global Listed Infrastructure Fund, Cohen & Steers SICAV Global Preferred Securities Fund and Cohen & Steers Co-Investment Partnership, L.P., which were variable interest entities as of September 30, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Investment advisory and administration fees	$88,557	$86,079	$255,353	$238,257
Distribution and service fees	5,070	5,296	15,220	14,200
Portfolio consulting and other	2,727	3,013	8,279	7,985
Total revenue	96,354	94,388	278,852	260,442
Expenses:
Employee compensation and benefits	31,886	30,951	91,681	87,278
Distribution and service fees	9,575	11,092	29,512	29,567
General and administrative	12,222	13,128	38,211	38,352
Depreciation and amortization	1,698	2,004	5,590	5,594
Total expenses	55,381	57,175	164,994	160,791
Operating income	40,973	37,213	113,858	99,651
Non-operating income (loss):
Interest and dividend income—net	1,425	367	2,710	1,467
Gain (loss) from trading investments—net	595	(376)	870	434
Equity in earnings (losses) of affiliates—net	82	130	(486)	3,197
Gain (loss) from available-for-sale investments—net	235	944	353	1,072
Other gains (losses)—net	(10)	291	(632)	295
Total non-operating income (loss)	2,327	1,356	2,815	6,465
Income before provision for income taxes	43,300	38,569	116,673	106,116
Provision for income taxes	17,562	14,738	44,993	39,497
Net income	25,738	23,831	71,680	66,619
Less: Net (income) loss attributable to redeemable noncontrolling interest	(656)	46	(139)	149
Net income attributable to common stockholders	$25,082	$23,877	$71,541	$66,768

Earnings per share attributable to common stockholders:
Basic	$0.54	$0.52	$1.54	$1.45
Diluted	$0.53	$0.51	$1.53	$1.44
Dividends declared per share	$0.28	$0.26	$0.84	$0.78
Weighted average shares outstanding:
Basic	46,386	45,999	46,335	45,931
Diluted	47,047	46,544	46,858	46,373

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$25,738	$23,831	$71,680	$66,619
Less: Net (income) loss attributable to redeemable noncontrolling interest	(656)	46	(139)	149
Net income attributable to common stockholders	25,082	23,877	71,541	66,768
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	551	(271)	1,925	(1,216)
Net unrealized gain (loss) from available-for-sale investments	280	1,177	398	3,338
Reclassification to statements of operations of (gain) loss from available-for-sale investments	(235)	(944)	(353)	(1,072)
Other comprehensive income (loss)	596	(38)	1,970	1,050
Total comprehensive income attributable to common stockholders	$25,678	$23,839	$73,511	$67,818
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
Beginning balance, January 1, 2016	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
Dividends	—	—	(36,760)	—	—	(36,760)	—	—
Issuance of common stock	7	611	—	—	—	618	—	718
Repurchase of common stock	—	—	—	—	(8,040)	(8,040)	—	(274)
Tax deficiency associated with restricted stock units—net	—	(1,151)	—	—	—	(1,151)	—	—
Issuance of restricted stock units	—	1,244	—	—	—	1,244	—	—
Amortization of restricted stock units—net	—	16,763	—	—	—	16,763	—	—
Forfeitures of restricted stock units	—	(29)	—	—	—	(29)	—	—
Net income (loss)	—	—	66,768	—	—	66,768	(149)	—
Other comprehensive income (loss), net of tax	—	—	—	1,050	—	1,050	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	3,912	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(193)	—
Transfer of redeemable noncontrolling interest in consolidated entity	—	—	—	—	—	—	(14,036)	—
Ending balance, September 30, 2016	$504	$537,293	$(118,088)	$(2,793)	$(144,677)	$272,239	$868	45,884

Beginning balance, January 1, 2017	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
Dividends	—	—	(40,225)	—	—	(40,225)	—	—
Issuance of common stock	7	624	—	—	—	631	—	685
Repurchase of common stock	—	—	—	—	(9,141)	(9,141)	—	(265)
Issuance of restricted stock units	—	1,749	—	—	—	1,749	—	—
Amortization of restricted stock units—net	—	16,626	(285)	—	—	16,341	—	—
Forfeitures of restricted stock units	—	(90)	—	—	—	(90)	—	—
Net income (loss)	—	—	71,541	—	—	71,541	139	—
Other comprehensive income (loss), net of tax	—	—	—	1,970	—	1,970	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	45,133	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(49)	—
Ending balance, September 30, 2017	$511	$562,738	$(96,926)	$(3,915)	$(153,818)	$308,590	$46,076	46,310
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$71,680	$66,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation expense	16,346	16,833
Depreciation and amortization	5,590	5,594
Deferred rent	(175)	(78)
(Gain) loss from trading investments—net	(870)	(434)
Equity in (earnings) losses of affiliates—net	486	(3,197)
(Gain) loss from available-for-sale investments—net	(353)	(1,072)
Deferred income taxes	(1,133)	825
Foreign currency (gain) loss	78	(1,198)
Changes in operating assets and liabilities:
Accounts receivable	(16,131)	(16,378)
Due from brokers	(4,988)	(2,069)
Deferred commissions	(1,401)	(3,397)
Trading investments	(61,125)	(3,792)
Other assets	(489)	158
Accrued compensation	(4,949)	(3,933)
Distribution and service fees payable	1,472	915
Due to brokers	3,738	2,348
Income tax payable	2,987	1,932
Other liabilities and accrued expenses	(118)	1,082
Net cash provided by (used in) operating activities	10,645	60,758
Cash flows from investing activities:
Net (purchases) proceeds from redemptions of equity method investments	(12)	361
Purchases of available-for-sale investments	(14,936)	(7,173)
Proceeds from sales of available-for-sale investments	24,172	15,158
Purchases of property and equipment	(2,441)	(7,354)
Net cash provided by (used in) investing activities	6,783	992
Cash flows from financing activities:
Issuance of common stock	536	525
Repurchase of common stock	(9,141)	(8,040)
Dividends to stockholders	(38,944)	(35,875)
Distributions to redeemable noncontrolling interest	(49)	(193)
Contributions from redeemable noncontrolling interest	45,133	3,912
Net cash provided by (used in) financing activities	(2,465)	(39,671)
Net increase (decrease) in cash and cash equivalents	14,963	22,079
Effect of foreign exchange rate changes on cash and cash equivalents	676	(1,690)
Cash and cash equivalents, beginning of the period	183,234	142,728
Cash and cash equivalents, end of the period	$198,873	$163,117
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

Supplemental disclosures of cash flow information:
For the nine months ended September 30, 2017 and 2016, the Company paid taxes, net of tax refunds, of approximately $43,188,000 and $36,689,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of approximately $468,000 and $359,000 for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $1,281,000 and $885,000, respectively.
During the nine months ended September 30, 2016, the Company’s proportionate ownership interest in Cohen & Steers Low Duration Preferred and Income Fund, Inc. (LPX) decreased and the Company deconsolidated the assets and liabilities of LPX resulting in a non-cash reduction of approximately $14,036,000 from redeemable noncontrolling interest and a non-cash increase of approximately $14,550,000 to equity method investments.
During the nine months ended September 30, 2016, the Company’s proportionate ownership interest in Cohen & Steers MLP & Energy Opportunity Fund, Inc. (MLO) decreased and the Company recorded a non-cash reclassification of approximately $12,995,000, from equity method investments into available-for-sale investments.

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
In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, excess tax benefits, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this guidance on January 1, 2017. As a result, the Company reclassified $285,000 from additional paid-in capital to retained earnings on January 1, 2017. Prospectively beginning January 1, 2017, excess tax benefits or tax deficiencies are now reflected in the condensed consolidated statements of operations as a component of the provision for income taxes. For the nine months ended September 30, 2017, the Company recognized $49,000 of excess tax benefits. Additionally, the condensed consolidated statements of cash flows now reflect excess tax benefits from share-based payments as an operating activity, rather than a financing activity. Finally, the Company elected to account for forfeitures as they occur, rather than estimate expected forfeitures.
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
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as equity in earnings (losses) of affiliates—net in the Company’s condensed consolidated statements of operations. As of September 30, 2017, the Company’s equity method investments consisted of interests in affiliated funds which measure their underlying investments at fair value based on quoted market prices or NAV (or its equivalent) as a practical expedient and report a net asset value on a recurring basis. The carrying amounts of these investments approximate their fair value.
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
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, total return swaps, credit default swaps and futures contracts. These instruments are measured at fair value based on their settlement price at the close of trading on the associated commodities exchange or board of trade with gains and losses recorded as gain (loss) from trading investments—net in the Company’s condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition. As of September 30, 2017, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
Goodwill and Intangible Assets—Goodwill represents the excess of the cost of the Company’s investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite-lived intangible assets are amortized over their useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 3 for further discussion about the Company’s goodwill and intangible assets.
Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party interests in the Company’s consolidated entities. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value which approximates the fair value at each reporting period.
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
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of the Company’s sponsored open-end funds distributed by CSS. Distribution and service fee revenue is earned daily and is generally recorded gross of any third-party distribution and service fee expense for applicable share classes.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, shareholder servicing fees and intermediary assistance payments. Distribution and service fee expense is recorded on an accrual basis.
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
The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits.
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company’s condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(4,920,000) and $(6,845,000) as of September 30, 2017 and December 31, 2016, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income (loss) in the condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements—In August 2017, the FASB issued new guidance amending the accounting for hedging activities. The new guidance (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with an entity’s risk management activities, (ii) decreases the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item and (iv) reduces the cost and complexity of applying hedge accounting

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

by simplifying the manner in which assessments of hedge effectiveness may be performed. The new guidance will be effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and related disclosures.
In May 2017, the FASB issued new guidance for modification accounting related to share-based payment transactions in order to provide clarity and to reduce current diversity in practice. The amendments in this new guidance do not fundamentally change the notion of a modification. Instead, the amendments clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company’s first quarter of 2018 and must be applied prospectively to any awards modified on or after the adoption date. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In January 2016, the FASB issued new guidance amending the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This new guidance will be effective for the Company’s first quarter of 2018 and will require a cumulative-effect adjustment to beginning retained earnings as of the date of adoption. Upon adoption of this guidance, changes in the fair value of the Company’s available-for-sale equity investments will be reported through earnings rather than through other comprehensive income. Using values as of September 30, 2017, the cumulative-effect adjustment to beginning retained earnings would result in a reclassification of net unrealized gains from other comprehensive income to retained earnings in the amount of $972,000, net of tax. Additionally, if the Company had applied the new guidance for the three months ended September 30, 2017, $62,000 of net unrealized gains recorded in other comprehensive income would have been recorded in non-operating income (loss) in the Company’s condensed consolidated statement of operations.
In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued a revision which clarifies (a) determination of the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) application of the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance and examples related to (a) identifying performance obligations and (b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company’s first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. The Company currently expects to adopt the new standard using the retrospective method. Furthermore, the Company has made significant progress toward finalizing its assessment and implementation of the new guidance, though, efforts are still ongoing. The Company has reached conclusions on key accounting assessments, including identification of performance obligations, and evaluation of existing contracts and revenue streams for potential changes in the amount and timing of revenue recognition. As a result of this analysis, the Company does not expect the adoption of the standard to have a material impact on the timing of recognition for the majority of its operating revenue. Lastly, the Company is still finalizing its assessment and quantifying the impacts related to accounting for costs incurred to obtain or fulfill a contract, presentation of certain costs presented on either a gross or net basis, the additional disclosure requirements as well as implementing changes to the Company’s systems, processes and internal controls.

3. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the net tangible assets and identifiable intangible assets of an acquired business. At September 30, 2017 and December 31, 2016, goodwill was approximately $18,862,000 and $17,684,000, respectively. The Company’s goodwill increased by $1,178,000 for the nine months ended September 30, 2017 as a result of foreign currency revaluation.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible Assets
The following table details the gross carrying amounts and accumulated amortization of the intangible assets at September 30, 2017 and December 31, 2016 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
September 30, 2017:
Amortized intangible assets:
Client relationships	15	$1,543	$(1,425)	$118
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,425)	$1,368
December 31, 2016:
Amortized intangible assets:
Client relationships	24	$1,543	$(1,359)	$184
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,359)	$1,434

Amortization expense related to the intangible assets was approximately $22,000 for both the three months ended September 30, 2017 and 2016, and approximately $66,000 for both the nine months ended September 30, 2017 and 2016. Remaining future amortization expense is as follows (in thousands):

Periods Ending December 31,	Remaining Amortization Expense
2017	$23
2018	95
Total	$118

4. Investments
The following is a summary of the Company’s seed investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Trading investments	$74,684	$12,689
Equity method investments	5,986	6,459
Available-for-sale investments	26,187	35,396

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gain (loss) from seed investments for the three and nine months ended September 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) from trading investments—net (1)	$595	$(376)	$870	$434
Equity in earnings (losses) of affiliates—net	82	130	(486)	3,197
Gain (loss) from available-for-sale investments—net	235	944	353	1,072
Net gain (loss) from seed investments	$912	$698	$737	$4,703

Number of new funds seeded	—	—	2	—
_________________________

(1)	Includes net income (loss) attributable to redeemable noncontrolling interest for the periods presented.
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
The Cohen & Steers Active Commodities Strategy Fund, Inc. (CDF), launched by the Company in May 2014, is an open-end fund for which the Company is the investment adviser. CDF is a VOE and the Company owned the majority of the outstanding voting interests in the fund as of September 30, 2017. Accordingly, the underlying assets and liabilities and results of operations of CDF have been included in the Company’s condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers Active Commodities Fund, LP (ACOM), launched by the Company in April 2013, is structured as a partnership. The Company is the investment adviser of ACOM for which it is entitled to receive a management fee. The limited partners of ACOM, unaffiliated with the Company, have the ability to liquidate the fund with a majority vote. As a result, the Company does not have financial control and ACOM is a VOE. The Company’s equity interest in ACOM represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of September 30, 2017, the Company’s ownership in ACOM was approximately 10%; however, as the general partner, the Company has significant influence over the financial decisions of ACOM and therefore records its investment in ACOM using the equity method of accounting.

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
Variable Interest Entities
The Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred), a Luxembourg-domiciled undertaking for collective investments in transferable securities (UCITS), was launched by the Company in May 2017 and meets the definition of an investment company. The Company is the investment adviser of SICAV Preferred for which it receives a management fee. SICAV Preferred is a VIE and the Company is the primary beneficiary. As of September 30, 2017, the Company’s ownership interest in SICAV Preferred was approximately 26%. Accordingly, the underlying assets and liabilities and results of operations of SICAV Preferred have been included in the Company’s condensed consolidated financial statements with the third-party interests classified as redeemable noncontrolling interest.
The Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), a Luxembourg-domiciled UCITS, was launched by the Company in September 2015 and meets the definition of an investment company. The Company is the investment adviser of GLI SICAV for which it receives a management fee. GLI SICAV is a VIE and the Company is the primary beneficiary. As of September 30, 2017, the Company was the only investor in the fund and therefore, the Company would absorb all of the expected losses and residual returns of GLI SICAV. Accordingly, the underlying assets and liabilities and results of operations of GLI SICAV have been included in the Company’s condensed consolidated financial statements.
Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), which had its closing in October 2011, is structured as a partnership. The Company is the general partner and investment adviser of GRP-TE, for which it receives a management fee and is entitled to receive an incentive distribution, if earned. GRP-TE is a VIE and the Company is not the primary beneficiary. The Company’s equity interest in GRP-TE represents a seed investment to launch the fund, adjusted for the Company’s proportionate share of the fund’s earnings. As of September 30, 2017, the Company’s ownership in GRP-TE was approximately 0.2%; however, as the general partner, the Company has significant influence over the financial decisions of GRP-TE and therefore records its investment using the equity method of accounting. The Company’s risk with respect to its investment in GRP-TE is limited to its equity ownership and any uncollected management fees.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following represents the portion of the condensed consolidated statements of financial condition attributable to the consolidated VIEs as of September 30, 2017 and December 31, 2016. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company (in thousands):

	September 30, 2017				December 31, 2016
	GLI SICAV	GRP-CIP	SICAV Preferred	Total	GLI SICAV	GRP-CIP	Total
Assets:
Trading investments	$5,777	$2,238	$59,704	$67,719	$5,069	$1,918	$6,987
Due from broker	245	197	4,506	4,948	181	294	475
Other assets	35	—	855	890	43	—	43
Total assets	$6,057	$2,435	$65,065	$73,557	$5,293	$2,212	$7,505

Liabilities:
Due to broker	$47	$—	$3,691	$3,738	$—	$—	$—
Other liabilities and accrued expenses	66	10	142	218	70	5	75
Total liabilities	$113	$10	$3,833	$3,956	$70	$5	$75

The following is a summary of the fair value of trading investments and equity method investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Trading Investments	Equity Method Investments	Trading Investments	Equity Method Investments
Voting Interest Entities
ACOM	$—	$5,888	$—	$6,371
CDF	6,965	—	5,702	—

Variable Interest Entities
GLI SICAV	5,777	—	5,069	—
GRP-CIP	2,238	—	1,918	—
GRP-TE	—	98	—	88
SICAV Preferred	59,704	—	—	—
Total	$74,684	$5,986	$12,689	$6,459

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gain (loss) from trading investments—net for the three and nine months ended September 30, 2017 and 2016, which represent realized and unrealized gains and losses recorded by the funds the Company consolidates, are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Voting Interest Entities
CDF	$134	$(288)	$(711)	$691
LPX	—	—	—	(769)

Variable Interest Entities
GLI SICAV	129	(22)	703	553
GRP-CIP	(277)	(66)	(89)	(41)
SICAV Preferred	609	—	967	—
Gain (loss) from trading investments—net	$595	$(376)	$870	$434
Equity in earnings (losses) of affiliates—net for the three and nine months ended September 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Voting Interest Entities
ACOM	$93	$(251)	$(483)	$616
LPX	—	378	—	852
MLO	—	—	—	1,737

Variable Interest Entities
GRP-TE	(11)	3	(3)	(8)
Equity in earnings (losses) of affiliates—net	$82	$130	$(486)	$3,197

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Common stocks	$6,428	$431	$(205)	$6,654
Company-sponsored funds	13,376	1,319	(21)	14,674
Fixed income securities	3,618	16	(13)	3,621
Preferred securities	1,086	38	(2)	1,122
Other	100	16	—	116
Total available-for-sale investments	$24,608	$1,820	$(241)	$26,187
_________________________
(1)    At September 30, 2017, there were no securities with material unrealized losses continuously for a period of more than 12 months.

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
Available-for-sale investments with a fair value of approximately $4,288,000 and $18,521,000 at September 30, 2017 and December 31, 2016, respectively, were in an unrealized loss position.
Unrealized losses on available-for-sale investments as of September 30, 2017 were generally caused by changes in market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss, as well as quantitative and qualitative information about the financial condition and near-term prospects of the funds.
As of September 30, 2017, the Company determined that it had the ability and intent to hold the remaining available-for-sale investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments is considered temporary.
Sales proceeds, gross realized gains and gross realized losses from available-for-sale investments for the three and nine months ended September 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$4,444	$9,788	$24,354	$15,207
Gross realized gains	336	983	650	1,454
Gross realized losses	(101)	(39)	(297)	(382)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded as of the beginning of the reporting period. There were no such transfers for the three and nine months ended September 30, 2017.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents fair value measurements as of September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (2)	Total
Cash equivalents (1)	$181,937	$—	$—	$—	$181,937
Trading investments
Common stocks	$5,777	$—	$—	$—	$5,777
Fixed income securities	—	6,965	—	—	6,965
Limited partnership interests	—	—	1,457	781	2,238
Preferred securities	9,569	50,135	—	—	59,704
Total trading investments	$15,346	$57,100	$1,457	$781	$74,684
Equity method investments	$—	$—	$—	$5,986	$5,986
Available-for-sale investments
Common stocks	$6,654	$—	$—	$—	$6,654
Company-sponsored funds	14,674	—	—	—	14,674
Fixed income securities	—	3,621	—	—	3,621
Preferred securities	988	134	—	—	1,122
Other	—	—	—	116	116
Total available-for-sale investments	$22,316	$3,755	$—	$116	$26,187
Derivatives - assets
Commodity contracts	$304	$—	$—	$—	$304
Foreign exchange contracts	—	219	—	—	219
Total derivatives - assets	$304	$219	$—	$—	$523
Derivatives - liabilities
Commodity contracts	$254	$—	$—	$—	$254
Total derivatives - liabilities	$254	$—	$—	$—	$254
_________________________

(1)	Comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.

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
Trading investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of limited partnership interests which represent the Company’s co-investments through GRP-CIP in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. As of September 30, 2017, the Company did not have the ability to redeem these interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Equity method investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company’s partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds’ NAVs. ACOM invests indirectly in exchange-traded commodity futures contracts and other commodity-related derivatives through an investment in the Commodities Sub-Fund. The Company has the ability to redeem its investment in ACOM monthly at NAV with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of September 30, 2017, the Company did not have the ability to redeem its investment in GRP-TE.
Available-for-sale investments classified as level 2 in the above table were primarily comprised of corporate bonds and certain preferred securities whose fair values are generally determined using third-party pricing services. The pricing services may utilize pricing models, and inputs into those models may include reported trades, executable bid and ask prices, broker-dealer quotations, prices or yields of similar securities, benchmark curves and other market information. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
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
Equity method investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company’s partnership interests in ACOM and GRP-TE, which approximate their fair value based on the funds’ NAVs. ACOM invested directly in exchange-traded commodity futures contracts and other commodity-related derivatives. The Company has the ability to redeem its investment in ACOM monthly at NAV with prior written notice of 5 days and there are no significant restrictions to redemption. GRP-TE invests in non-registered real estate funds and in private equity vehicles that invest directly in real estate. As of December 31, 2016, the Company did not have the ability to redeem its investment in GRP-TE.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Trading Investments
	Limited Partnership Interests
Balance at beginning of period	$1,462	$1,304	$1,196	$1,312
Purchases / contributions	281	—	419	21
Sales / distributions	—	—	—	(53)
Realized gains (losses)	—	—	—	—
Unrealized gains (losses) (1)	(286)	(49)	(158)	(25)
Transfers into (out of) level 3	—	—	—	—
Balance at end of period	$1,457	$1,255	$1,457	$1,255

_________________________
(1)    Pertains to unrealized gains (losses) from securities held at September 30, 2017 and 2016.
Realized and unrealized gains (losses) from investments classified as trading investments in the above table were recorded as gain (loss) from trading investments—net in the Company’s condensed consolidated statements of operations.
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
The valuation techniques and significant unobservable inputs used in the fair value measurement of the following level 3 investments as of September 30, 2017 were:

	Fair Value	Fair Value	Significant	Input /
	(in thousands)	Methodology	Unobservable Inputs	Range
Limited partnership interests - direct investments in real estate	$1,457	Discounted cash flows	Discount rates Exit capitalization rates Market rental rates	10% - 11% 7.5% - 8% $14.50 - 16.80 psf
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

6. Derivatives
The following is a summary of the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at September 30, 2017 (in thousands):

	September 30, 2017
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Foreign exchange contracts	$20,759	$219	$—	$—
Commodity contracts	7,664	304	4,967	254
Total derivative financial instruments	$28,423	$523	$4,967	$254

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
Securities included in trading investments on the condensed consolidated statement of financial condition of approximately $533,000 and $487,000 as of September 30, 2017 and December 31, 2016, respectively, were held as collateral for futures contracts.
Gains (losses) from derivative financial instruments for the three and nine months ended September 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign exchange contracts	$136	$(78)	$(1,198)	$(619)
Commodity contracts	124	(2,270)	(732)	653
Total gains (losses) from derivative financial instruments	$260	$(2,348)	$(1,930)	$34

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
There were no anti-dilutive common stock equivalents for both the three months ended September 30, 2017 and 2016. Anti-dilutive common stock equivalents of approximately 5,000 and 19,000 shares were excluded from the computation for the nine months ended September 30, 2017 and 2016, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$25,738	$23,831	$71,680	$66,619
Less: Net (income) loss attributable to redeemable noncontrolling interest	(656)	46	(139)	149
Net income attributable to common stockholders	$25,082	$23,877	$71,541	$66,768
Basic weighted average shares outstanding	46,386	45,999	46,335	45,931
Dilutive potential shares from restricted stock units	661	545	523	442
Diluted weighted average shares outstanding	47,047	46,544	46,858	46,373
Basic earnings per share attributable to common stockholders	$0.54	$0.52	$1.54	$1.45
Diluted earnings per share attributable to common stockholders	$0.53	$0.51	$1.53	$1.44

8. Income Taxes
For the three months ended September 30, 2017 and 2016, the effective tax rate was approximately 41.2% and 38.2%, respectively. For the nine months ended September 30, 2017 and 2016, the effective tax rate was approximately 38.6% and 37.2%, respectively. For the three months ended September 30, 2017, the effective tax rate differed from the U.S. federal statutory rate primarily due to state and foreign taxes, discrete items and the cumulative effect of a change in the Company’s estimated effective tax rate for the year. For the three months ended September 30, 2016, the effective tax rate differed from the U.S. federal statutory rate primarily due to state and foreign taxes. For the nine months ended September 30, 2017, the effective tax rate differed from the U.S. federal statutory rate primarily due to state and foreign taxes and discrete items. For the nine months ended September 30, 2016, the effective tax rate differed from the U.S. federal statutory rate primarily due to state and foreign taxes and the release of a valuation allowance on unrealized gains on the Company’s seed investments.
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

9. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. As of September 30, 2017, CSS had net capital of approximately $3,863,000, which exceeded its requirements by approximately $3,650,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. As of September 30, 2017, CSAL and CSUK had aggregate regulatory

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

capital of approximately $77,126,000, which exceeded aggregate regulatory capital requirements by approximately $73,097,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, affiliated funds for which certain employees are officers and/or directors. The following table sets forth the amount of revenue the Company earned from these affiliated funds for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment advisory and administration fees	$62,646	$61,116	$180,145	$168,844
Distribution and service fees	5,070	5,296	15,220	14,200
	$67,716	$66,412	$195,365	$183,044
Sales proceeds, gross realized gains, gross realized losses and dividend income from available-for-sale investments in Company-sponsored funds for the three and nine months ended September 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$8,361	$15,105	$8,361
Gross realized gains	—	792	80	792
Gross realized losses	—	—	—	—
Dividend income	141	129	529	399
The Company has agreements with certain affiliated open-end and closed-end funds to reimburse certain fund expenses. For the three months ended September 30, 2017 and 2016, expenses of approximately $2,373,000 and $2,273,000, respectively, were incurred by the Company pursuant to these agreements and are included in general and administrative expenses. For the nine months ended September 30, 2017 and 2016, fund reimbursement expenses of approximately $7,477,000 and $6,096,000, respectively, were incurred.
Included in accounts receivable at September 30, 2017 and December 31, 2016 are receivables due from Company-sponsored funds of approximately $22,175,000 and $20,221,000, respectively.

11. Commitments and Contingencies
Rent expense charged to operations, including escalation charges for real estate and other expenses, totaled approximately $3,173,000 and $2,971,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $8,773,000 and $8,770,000 for the nine months ended September 30, 2017 and 2016, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of September 30, 2017, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company’s unfunded commitment is

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded commitment was not recorded on the Company’s condensed consolidated statements of financial condition as of September 30, 2017.

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
On November 8, 2017, CNS declared quarterly and special cash dividends on its common stock in the amount of $0.28 and $1.00 per share, respectively. The dividends will be payable on December 13, 2017 to stockholders of record at the close of business on November 22, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management’s discussion and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016. Such information should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” or “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Quarterly Highlights
Revenue increased 4% to $96.4 million for the three months ended September 30, 2017 from $92.8 million for the three months ended June 30, 2017. The increase was primarily driven by higher average assets under management in all three investment vehicles as well as the impact from one additional day in the quarter. Operating income increased 10% to $41.0 million for the three months ended September 30, 2017 from $37.4 million for the three months ended June 30, 2017. Our operating margin was 42.5% for the three months ended September 30, 2017, compared with 40.3% for the three months ended June 30, 2017. Our effective tax rate was 41.2% for the three months ended September 30, 2017.
As of September 30, 2017, assets under management were $61.5 billion, an increase of $1.1 billion, or 2%, from $60.4 billion as of June 30, 2017. The increase was driven by net inflows and market appreciation, partially offset by distributions. Average assets under management were $61.2 billion, an increase of $1.6 billion, or 3%, from $59.7 billion for the three months ended June 30, 2017. Our overall annualized organic growth rate was 9% as of September 30, 2017. The organic growth rate represents the ratio of annualized net flows for the quarter to the beginning assets under management.

Recent Business Developments

•
We continue to see institutional interest in our preferred securities strategies, which have had net inflows of $517 million year-to-date, including $325 million into two new accounts during the quarter. As of September 30, 2017, institutional assets under management in preferred securities totaled $1.9 billion.

•
Net inflows into our collective investment trust (CIT) offerings totaled $224 million during the quarter, including net inflows of approximately $153 million into real assets multi-strategy and approximately $50 million into our global/international real estate strategy. As of September 30, 2017, assets under management in our four CIT vehicles totaled $1.5 billion.

•
Net inflows into global listed infrastructure advisory accounts totaled $401 million during the quarter. As of September 30, 2017, institutional advisory assets under management in global listed infrastructure securities totaled $1.9 billion.

•	During the quarter, we were awarded a $265 million global real estate subadvisory mandate on behalf of a European fiduciary manager, which is expected to fund during the first quarter of 2018.

•
In October, we extended the build-out of our defined contribution investment only team by hiring an additional specialist to support the Southeast U.S. Our team is equipped to enter the next phase of our initiative which will focus on expanding our retirement plan presence with record keepers, financial advisors and third-party administrators.

Assets Under Management
The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Institutional Accounts
Assets under management, beginning of period	$29,457	$29,581	$28,659	$26,105
Inflows	1,677	1,612	3,552	5,010
Outflows	(1,151)	(636)	(2,268)	(1,705)
Net inflows (outflows)	526	976	1,284	3,305
Market appreciation (depreciation)	363	219	1,887	2,771
Distributions	(731)	(828)	(2,391)	(2,233)
Transfers	16	—	192	—
Total increase (decrease)	174	367	972	3,843
Assets under management, end of period	$29,631	$29,948	$29,631	$29,948
Average assets under management for period	$29,659	$30,138	$29,302	$27,998

Open-end Funds
Assets under management, beginning of period	$21,613	$19,777	$19,576	$17,460
Inflows	2,297	2,592	7,048	7,007
Outflows	(1,428)	(1,322)	(4,702)	(4,262)
Net inflows (outflows)	869	1,270	2,346	2,745
Market appreciation (depreciation)	227	275	1,399	1,625
Distributions	(177)	(157)	(613)	(665)
Transfers	(16)	—	(192)	—
Total increase (decrease)	903	1,388	2,940	3,705
Assets under management, end of period	$22,516	$21,165	$22,516	$21,165
Average assets under management for period	$22,159	$20,863	$21,132	$18,892

Closed-end Funds
Assets under management, beginning of period	$9,367	$9,391	$8,963	$9,029
Inflows	—	—	—	—
Outflows	—	—	—	(86)
Net inflows (outflows)	—	—	—	(86)
Market appreciation (depreciation)	129	115	777	808
Distributions	(122)	(122)	(366)	(367)
Total increase (decrease)	7	(7)	411	355
Assets under management, end of period	$9,374	$9,384	$9,374	$9,384
Average assets under management for period	$9,428	$9,516	$9,308	$9,141

Total
Assets under management, beginning of period	$60,437	$58,749	$57,198	$52,594
Inflows	3,974	4,204	10,600	12,017
Outflows	(2,579)	(1,958)	(6,970)	(6,053)
Net inflows (outflows)	1,395	2,246	3,630	5,964
Market appreciation (depreciation)	719	609	4,063	5,204
Distributions	(1,030)	(1,107)	(3,370)	(3,265)
Total increase (decrease)	1,084	1,748	4,323	7,903
Assets under management, end of period	$61,521	$60,497	$61,521	$60,497
Average assets under management for period	$61,246	$60,517	$59,742	$56,031

The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management in institutional accounts for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Japan Subadvisory
Assets under management, beginning of period	$13,227	$14,852	$13,699	$13,112
Inflows	352	1,084	1,345	2,858
Outflows	(627)	(96)	(985)	(165)
Net inflows (outflows)	(275)	988	360	2,693
Market appreciation (depreciation)	54	(68)	607	1,372
Distributions	(731)	(828)	(2,391)	(2,233)
Total increase (decrease)	(952)	92	(1,424)	1,832
Assets under management, end of period	$12,275	$14,944	$12,275	$14,944
Average assets under management for period	$12,625	$15,025	$13,131	$13,949

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,356	$5,782	$5,892	$5,428
Inflows	161	374	514	709
Outflows	(382)	(223)	(701)	(638)
Net inflows (outflows)	(221)	151	(187)	71
Market appreciation (depreciation)	125	115	555	549
Total increase (decrease)	(96)	266	368	620
Assets under management, end of period	$6,260	$6,048	$6,260	$6,048
Average assets under management for period	$6,351	$5,979	$6,224	$5,609

Advisory
Assets under management, beginning of period	$9,874	$8,947	$9,068	$7,565
Inflows	1,164	154	1,693	1,443
Outflows	(142)	(317)	(582)	(902)
Net inflows (outflows)	1,022	(163)	1,111	541
Market appreciation (depreciation)	184	172	725	850
Transfers	16	—	192	—
Total increase (decrease)	1,222	9	2,028	1,391
Assets under management, end of period	$11,096	$8,956	$11,096	$8,956
Average assets under management for period	$10,683	$9,134	$9,947	$8,440

Total Institutional Accounts
Assets under management, beginning of period	$29,457	$29,581	$28,659	$26,105
Inflows	1,677	1,612	3,552	5,010
Outflows	(1,151)	(636)	(2,268)	(1,705)
Net inflows (outflows)	526	976	1,284	3,305
Market appreciation (depreciation)	363	219	1,887	2,771
Distributions	(731)	(828)	(2,391)	(2,233)
Transfers	16	—	192	—
Total increase (decrease)	174	367	972	3,843
Assets under management, end of period	$29,631	$29,948	$29,631	$29,948
Average assets under management for period	$29,659	$30,138	$29,302	$27,998

The following table sets forth information about net flows, appreciation (depreciation) and distributions of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Real Estate
Assets under management, beginning of period	$28,896	$30,981	$28,927	$27,814
Inflows	1,491	2,141	4,537	5,930
Outflows	(1,403)	(722)	(3,692)	(2,526)
Net inflows (outflows)	88	1,419	845	3,404
Market appreciation (depreciation)	62	(135)	1,142	2,769
Distributions	(803)	(890)	(2,671)	(2,612)
Transfers	(10)	(127)	(10)	(127)
Total increase (decrease)	(663)	267	(694)	3,434
Assets under management, end of period	$28,233	$31,248	$28,233	$31,248
Average assets under management for period	$28,573	$31,552	$28,803	$29,278

Preferred Securities
Assets under management, beginning of period	$11,749	$9,082	$9,880	$7,705
Inflows	1,501	1,611	4,030	3,903
Outflows	(606)	(435)	(1,827)	(1,447)
Net inflows (outflows)	895	1,176	2,203	2,456
Market appreciation (depreciation)	198	297	1,007	610
Distributions	(133)	(115)	(381)	(331)
Total increase (decrease)	960	1,358	2,829	2,735
Assets under management, end of period	$12,709	$10,440	$12,709	$10,440
Average assets under management for period	$12,258	$9,937	$11,210	$8,773

Global/International Real Estate
Assets under management, beginning of period	$10,121	$9,984	$9,403	$9,476
Inflows	351	231	965	1,193
Outflows	(215)	(554)	(756)	(1,512)
Net inflows (outflows)	136	(323)	209	(319)
Market appreciation (depreciation)	221	314	971	926
Distributions	(43)	(46)	(148)	(154)
Transfers	10	127	10	127
Total increase (decrease)	324	72	1,042	580
Assets under management, end of period	$10,445	$10,056	$10,445	$10,056
Average assets under management for period	$10,360	$10,256	$10,099	$9,869

Global Listed Infrastructure
Assets under management, beginning of period	$6,394	$5,760	$5,697	$5,147
Inflows	441	141	719	477
Outflows	(168)	(77)	(297)	(304)
Net inflows (outflows)	273	64	422	173
Market appreciation (depreciation)	146	80	781	670
Distributions	(42)	(42)	(129)	(128)
Total increase (decrease)	377	102	1,074	715
Assets under management, end of period	$6,771	$5,862	$6,771	$5,862
Average assets under management for period	$6,758	$5,854	$6,347	$5,449

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Other
Assets under management, beginning of period	$3,277	$2,942	$3,291	$2,452
Inflows	190	80	349	514
Outflows	(187)	(170)	(398)	(264)
Net inflows (outflows)	3	(90)	(49)	250
Market appreciation (depreciation)	92	53	162	229
Distributions	(9)	(14)	(41)	(40)
Total increase (decrease)	86	(51)	72	439
Assets under management, end of period	$3,363	$2,891	$3,363	$2,891
Average assets under management for period	$3,297	$2,918	$3,283	$2,662

Total
Assets under management, beginning of period	$60,437	$58,749	$57,198	$52,594
Inflows	3,974	4,204	10,600	12,017
Outflows	(2,579)	(1,958)	(6,970)	(6,053)
Net inflows (outflows)	1,395	2,246	3,630	5,964
Market appreciation (depreciation)	719	609	4,063	5,204
Distributions	(1,030)	(1,107)	(3,370)	(3,265)
Total increase (decrease)	1,084	1,748	4,323	7,903
Assets under management, end of period	$61,521	$60,497	$61,521	$60,497
Average assets under management for period	$61,246	$60,517	$59,742	$56,031

Investment Performance as of September 30, 2017
_________________________

(1)
Past performance is no guarantee of future results. Outperformance is determined by annualized investment performance of all accounts in each investment strategy measured gross of fees and net of withholding taxes in comparison to the performance of each account’s reference benchmark measured net of withholding taxes, where applicable. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

(2)
© 2017 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period as of September 30, 2017. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management were $61.5 billion at September 30, 2017, an increase of 2% from $60.5 billion at September 30, 2016. The increase was due to net inflows of $4.3 billion and market appreciation of $2.0 billion, partially offset by distributions of $5.3 billion. Net inflows included $2.0 billion into preferred securities and $1.2 billion into U.S. real estate. Market appreciation included $762 million from preferred securities, $539 million from global listed infrastructure and $381 million from global/international real estate. Distributions included $4.2 billion from U.S. real estate and $505 million from preferred securities.
Average assets under management were $61.2 billion for the three months ended September 30, 2017, an increase of 1% from $60.5 billion for the three months ended September 30, 2016. Average assets under management were $59.7 billion for the nine months ended September 30, 2017, an increase of 7% from $56.0 billion for the nine months ended September 30, 2016.

Institutional accounts
Assets under management in institutional accounts, which represented 48% of total assets under management, were $29.6 billion at September 30, 2017, a decrease of 1% from $29.9 billion at September 30, 2016. The decrease in institutional assets under management was primarily due to distributions from Japan subadvised accounts of $3.2 billion, partially offset by net inflows of $1.9 billion and market appreciation of $743 million. Net inflows included $577 million into real assets multi-strategy (which is included in “Other” in the table above), $570 million into preferred securities and $550 million into global listed infrastructure. Market appreciation included $307 million from global/international real estate and $266 million from global listed infrastructure. Distributions included $3.0 billion from U.S. real estate.
Average assets under management for institutional accounts were $29.7 billion for the three months ended September 30, 2017, a decrease of 2% from $30.1 billion for the three months ended September 30, 2016. Average assets under management were $29.3 billion for the nine months ended September 30, 2017, an increase of 5% from $28.0 billion for the nine months ended September 30, 2016.
Assets under management in Japan subadvised accounts, which represented 41% of institutional assets under management, were $12.3 billion at September 30, 2017, a decrease of 18% from $14.9 billion at September 30, 2016. The decrease in Japan subadvised assets under management was due to distributions of $3.2 billion, partially offset by net inflows of $469 million and market appreciation of $53 million. Net inflows included $610 million into U.S. real estate, partially offset by net outflows of $94 million from global/international real estate, $30 million from global listed infrastructure and $14 million from preferred securities. Distributions included $3.0 billion from U.S. real estate.
Average assets under management for Japan subadvised accounts were $12.6 billion for the three months ended September 30, 2017, a decrease of 16% from $15.0 billion for the three months ended September 30, 2016. Average assets under management were $13.1 billion for the nine months ended September 30, 2017, a decrease of 6% from $13.9 billion for the nine months ended September 30, 2016.
Assets under management in institutional subadvised accounts excluding Japan, which represented 21% of institutional assets under management, were $6.3 billion at September 30, 2017, an increase of 4% from $6.0 billion at September 30, 2016. The increase in assets under management was due to market appreciation of $360 million, partially offset by net outflows of $148 million. Net outflows included $211 million from large cap value (which is included in “Other” in the table above), $147 million from U.S. real estate and $107 million from global listed infrastructure, partially offset by net inflows of $288 million into global/international real estate. Market appreciation included $145 million from global/international real estate, $126 million from global listed infrastructure and $101 million from large cap value (which is included in “Other” in the table above).
Average assets under management for institutional subadvised accounts excluding Japan were $6.4 billion for the three months ended September 30, 2017, an increase of 6% from $6.0 billion for the three months ended September 30, 2016. Average assets under management were $6.2 billion for the nine months ended September 30, 2017, an increase of 11% from $5.6 billion for the nine months ended September 30, 2016.
Assets under management in institutional advised accounts, which represented 37% of institutional assets under management, were $11.1 billion at September 30, 2017, an increase of 24% from $9.0 billion at September 30, 2016. The increase in assets under management was due to net inflows of $1.6 billion, market appreciation of $330 million and net transfers of $192 million from open-end funds. Net inflows included $687 million into global listed infrastructure and $577 million into real assets multi-strategy (which is included in “Other” in the table above). Market appreciation included $137 million from global listed infrastructure, $106 million from global/international real estate and $63 million from preferred securities.
Average assets under management for institutional advised accounts were $10.7 billion for the three months ended September 30, 2017, an increase of 17% from $9.1 billion for the three months ended September 30, 2016. Average assets under management were $9.9 billion for the nine months ended September 30, 2017, an increase of 18% from $8.4 billion for the nine months ended September 30, 2016.
Open-end funds
Assets under management in open-end funds, which represented 37% of total assets under management, were $22.5 billion at September 30, 2017, an increase of 6% from $21.2 billion at September 30, 2016. The increase in assets under management was due to net inflows of $2.4 billion and market appreciation of $691 million, partially offset by distributions of $1.5 billion and net transfers of $192 million to institutional advisory accounts. Net inflows included $1.4 billion into preferred securities and $885 million into U.S. real estate. Market appreciation included $514 million from preferred securities and $70 million from global/international real estate. Distributions included $1.0 billion from U.S. real estate and $379 million from preferred securities.
Average assets under management for open-end funds were $22.2 billion for the three months ended September 30, 2017, an increase of 6% from $20.9 billion for the three months ended September 30, 2016. Average assets under management were $21.1 billion for the nine months ended September 30, 2017, an increase of 12% from $18.9 billion for the nine months ended September 30, 2016.
Closed-end funds
Assets under management in closed-end funds, which represented 15% of total assets under management, were $9.4 billion at both September 30, 2017 and 2016 as market appreciation of $523 million was offset by distributions of $531 million.
Average assets under management for closed-end funds were $9.4 billion for the three months ended September 30, 2017, a decrease of 1% from $9.5 billion for the three months ended September 30, 2016. Average assets under management were $9.3 billion for the nine months ended September 30, 2017, an increase of 2% from $9.1 billion for the nine months ended September 30, 2016.

Results of Operations

(in thousands, except per share data and percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. GAAP
Revenue	$96,354	$94,388	$278,852	$260,442
Expenses	$55,381	$57,175	$164,994	$160,791
Operating income	$40,973	$37,213	$113,858	$99,651
Operating margin	42.5%	39.4%	40.8%	38.3%
Non-operating income	$2,327	$1,356	$2,815	$6,465
Net income attributable to common stockholders	$25,082	$23,877	$71,541	$66,768
Diluted earnings per share	$0.53	$0.51	$1.53	$1.44

As Adjusted (1)
Net income attributable to common stockholders	$25,651	$23,626	$70,982	$63,736
Diluted earnings per share	$0.55	$0.51	$1.51	$1.37
_________________________

(1)
The “As Adjusted” amounts represent non-GAAP financial measures. Please refer to the “Non-GAAP Reconciliation” on pages 39-40 for a reconciliation to the most directly comparable U.S. GAAP financial measures.

U.S. GAAP
Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Revenue
Total revenue increased 2% to $96.4 million for the three months ended September 30, 2017 from $94.4 million for the three months ended September 30, 2016. The increase was primarily attributable to higher investment advisory and administration fees of $2.5 million, resulting from higher average assets under management in open-end funds.
For the three months ended September 30, 2017:

•
Total investment advisory fees from institutional accounts increased 3% to $26.0 million from $25.1 million for the three months ended September 30, 2016. Total investment advisory fees compared with average assets under management in institutional accounts implies an annualized effective fee rate of 34.8 bps and 33.2 bps for the three months ended September 30, 2017 and 2016, respectively.

•
Total investment advisory and administration fees from open-end funds increased 4% to $42.6 million from $40.8 million for the three months ended September 30, 2016. Total investment advisory and administration fees compared with average assets under management in open-end funds implies an annualized effective fee rate of 76.2 bps and 77.7 bps for the three months ended September 30, 2017 and 2016, respectively.

•
Total investment advisory and administration fees from closed-end funds decreased 1% to $20.0 million from $20.1 million for the three months ended September 30, 2016. Total investment advisory and administration fees compared with average assets under management in closed-end funds implies an annualized effective fee rate of 84.1 bps for both the three months ended September 30, 2017 and 2016.

Expenses
Total operating expenses decreased 3% to $55.4 million for the three months ended September 30, 2017 from $57.2 million for the three months ended September 30, 2016, primarily due to decreases of $1.5 million in distribution and service fee expenses and $906,000 in general and administrative expenses, partially offset by an increase of $935,000 in employee compensation and benefits.
Distribution and service fee expenses decreased 14% to $9.6 million for the three months ended September 30, 2017 from $11.1 million for the three months ended September 30, 2016. The decrease was primarily due to a shift in the composition of assets under management to lower cost share classes.
General and administrative expenses decreased 7% to $12.2 million for the three months ended September 30, 2017 from $13.1 million for the three months ended September 30, 2016. The decrease was primarily due to a refund of foreign withholding tax related to prior years of approximately $950,000.
Employee compensation and benefits increased 3% to $31.9 million for the three months ended September 30, 2017 from $31.0 million for the three months ended September 30, 2016. The increase was primarily due to higher salaries and severance aggregating to approximately $1.6 million, partially offset by lower incentive compensation of approximately $827,000.
Operating Margin
Operating margin for the three months ended September 30, 2017 was 42.5%, compared with 39.4% for the three months ended September 30, 2016.
Non-operating Income
Non-operating income for the three months ended September 30, 2017 was $2.3 million, compared with $1.4 million for the three months ended September 30, 2016. The change was primarily due to earnings from our seed investments, including the associated interest and dividend income of approximately $682,000 and unrealized gains of approximately $214,000. Non-operating income for the three months ended September 30, 2017 included net income attributable to redeemable noncontrolling interest of $656,000, compared with net loss attributable to redeemable noncontrolling interest of $46,000 for the three months ended September 30, 2016.
Income Taxes
Income tax expense was $17.6 million for the three months ended September 30, 2017, compared with $14.7 million for the three months ended September 30, 2016. The effective tax rate was 41.2% and 38.2% for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, the effective tax rate differed from the U.S. federal statutory rate primarily due to state and foreign taxes, discrete items and the cumulative effect of a change in the Company’s estimated effective tax rate for the year. For the three months ended September 30, 2016, the effective tax rate differed from the U.S. federal statutory rate primarily due to state and foreign taxes.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Revenue
Total revenue increased 7% to $278.9 million for the nine months ended September 30, 2017 from $260.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to higher investment advisory and administration fees of $17.1 million, resulting from higher average assets under management in all three investment vehicles.

For the nine months ended September 30, 2017:

•
Total investment advisory fees from institutional accounts increased 8% to $75.5 million from $69.9 million for the nine months ended September 30, 2016. Total investment advisory fees compared with average assets under management in institutional accounts implies an annualized effective fee rate of 34.4 bps and 33.4 bps for the nine months ended September 30, 2017 and 2016, respectively.

•
Total investment advisory and administration fees from open-end funds increased 10% to $121.3 million from $110.8 million for the nine months ended September 30, 2016. Total investment advisory and administration fees compared with average assets under management in open-end funds implies an annualized effective fee rate of 76.8 bps and 78.4 bps for the nine months ended September 30, 2017 and 2016, respectively.

•
Total investment advisory and administration fees from closed-end funds increased 2% to $58.6 million from $57.5 million for the nine months ended September 30, 2016. Total investment advisory and administration fees compared with average assets under management in closed-end funds implies an annualized effective fee rate of 84.1 bps for both the nine months ended September 30, 2017 and 2016.

Expenses
Total operating expenses increased 3% to $165.0 million for the nine months ended September 30, 2017 from $160.8 million for the nine months ended September 30, 2016, primarily due to an increase of $4.4 million in employee compensation and benefits.
Employee compensation and benefits increased 5% to $91.7 million for the nine months ended September 30, 2017 from $87.3 million for the nine months ended September 30, 2016. The increase was primarily due to higher incentive compensation of approximately $3.0 million and salaries of approximately $2.2 million, partially offset by lower production compensation of approximately $1.1 million.
Operating Margin
Operating margin for the nine months ended September 30, 2017 was 40.8%, compared with 38.3% for the nine months ended September 30, 2016.
Non-operating Income
Non-operating income for the nine months ended September 30, 2017 was $2.8 million, compared with $6.5 million for the nine months ended September 30, 2016. The change was primarily due to declines in the fair values of our seed investments of approximately $4.0 million, partially offset by an increase in interest and dividend income from our consolidated seed investments of approximately $580,000. Non-operating income for the nine months ended September 30, 2017 included net income attributable to redeemable noncontrolling interest of $139,000 compared with net loss attributable to redeemable noncontrolling interest of $149,000 for the nine months ended September 30, 2016.
Income Taxes
Income tax expense was $45.0 million for the nine months ended September 30, 2017, compared with $39.5 million for the nine months ended September 30, 2016. The effective tax rate was 38.6% and 37.2% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the effective tax rate differed from the U.S. federal statutory rate primarily due to state and foreign taxes and discrete items. For the nine months ended September 30, 2016, the effective tax rate differed from the U.S. federal statutory rate primarily due to state and foreign taxes and the release of a valuation allowance on unrealized gains on the Company’s seed investments.
As Adjusted
The term “As Adjusted” is used to identify non-GAAP financial information in the discussion below. Please refer to the “Non-GAAP Reconciliation” on pages 39-40 for a reconciliation to the most directly comparable U.S. GAAP financial measures.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Revenue
Revenue, as adjusted, increased 2% to $96.5 million for the three months ended September 30, 2017 from $94.4 million for the three months ended September 30, 2016. Revenue, as adjusted, includes investment advisory and administration fees attributable to the deconsolidation of our seed investments.
Expenses
Total operating expenses, as adjusted, decreased 2% to $56.0 million for the three months ended September 30, 2017 from $57.1 million for the three months ended September 30, 2016. Total operating expenses, as adjusted, excludes general and administrative expenses attributable to the deconsolidation of our seed investments, employee compensation and benefits related to the accelerated vesting of certain restricted stock units during the quarter, and a refund of foreign withholding taxes for prior years.
Operating Margin
Operating margin, as adjusted, for the three months ended September 30, 2017 was 41.9%, compared with 39.5% for the three months ended September 30, 2016.
Non-operating Income
Non-operating income, as adjusted, for the three months ended September 30, 2017 was $471,000, compared with non-operating income, as adjusted, of $394,000 for the three months ended September 30, 2016. Non-operating income, as adjusted, excludes amounts attributable to the deconsolidation of our consolidated seed investments and the results from our equity method and available-for-sale seed investments.
Income Taxes
Income tax expense, as adjusted, for the three months ended September 30, 2017 was $15.3 million, compared with $14.1 million for the three months ended September 30, 2016. The effective tax rate, as adjusted, for both the three months ended September 30, 2017 and 2016 was 37.3%. The effective tax rate, as adjusted, excludes discrete items recorded during the quarter and the tax effects of other non-GAAP adjustments.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Revenue
Revenue, as adjusted, increased 7% to $279.0 million for the nine months ended September 30, 2017 from $260.6 million for the nine months ended September 30, 2016. Revenue, as adjusted, includes investment advisory and administration fees attributable to the deconsolidation of our seed investments.
Expenses
Total operating expenses, as adjusted, increased 4% to $165.6 million for the nine months ended September 30, 2017 from $158.8 million for the nine months ended September 30, 2016. Total operating expenses, as adjusted, excludes general and administrative expenses attributable to the deconsolidation of our seed investments, employee compensation and benefits related to the accelerated vesting of certain restricted stock units, and a refund of foreign withholding taxes related to prior years.
Operating Margin
Operating margin, as adjusted, for the nine months ended September 30, 2017 was 40.6%, compared with 39.1% for the nine months ended September 30, 2016.
Non-operating Income
Non-operating income, as adjusted, for the nine months ended September 30, 2017 was $629,000, compared with non-operating income, as adjusted, of $590,000 for the nine months ended September 30, 2016. Non-operating income, as adjusted, excludes amounts attributable to the deconsolidation of our consolidated seed investments and the results from our equity method and available-for-sale seed investments.

Income Taxes
Income tax expense, as adjusted, for the nine months ended September 30, 2017 was $43.0 million, compared with $38.7 million for the nine months ended September 30, 2016. The effective tax rate, as adjusted, excludes discrete items recorded during the quarter and the tax effects of other non-GAAP adjustments.
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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders, U.S. GAAP	$25,082	$23,877	$71,541	$66,768
Accelerated vesting of restricted stock units (1)	$298	$—	$298	$1,945
Deconsolidation (2)	$(558)	$311	$(1,134)	$(872)
Results from seed investments (3)	$(521)	$(1,234)	$(653)	$(4,952)
General and administrative (4)	$(950)	$—	$(1,018)	$—
Tax adjustments (5)	$2,300	$672	$1,948	$847
Net income attributable to common stockholders, as adjusted	$25,651	$23,626	$70,982	$63,736

Diluted weighted average shares outstanding	47,047	46,544	46,858	46,373
Diluted earnings per share, U.S. GAAP	$0.53	$0.51	$1.53	$1.44
Accelerated vesting of restricted stock units (1)	$0.01	$—	$0.01	$0.04
Deconsolidation (2)	$(0.01)	$0.01	$(0.03)	$(0.02)
Results from seed investments (3)	$(0.01)	$(0.02)	$(0.02)	$(0.11)
General and administrative (4)	$(0.02)	$—	$(0.02)	$—
Tax adjustments (5)	$0.05	$0.01	$0.04	$0.02
Diluted earnings per share, as adjusted	$0.55	$0.51	$1.51	$1.37
_________________________

(1)	Represents amounts related to the accelerated vesting of certain restricted stock units.

(2)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(3)
Represents dividend income and realized gains (losses) on the Company’s seed investments classified as available-for-sale, and the Company’s proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized gains (losses).

(4)	Represents refund of foreign withholding taxes.

(5)	Represents discrete items recorded in each of the periods presented, if any, as well as the tax impact of non-GAAP adjustments.

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

(in thousands, except per percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, U.S. GAAP	$96,354	$94,388	$278,852	$260,442
Deconsolidation (1)	$98	$31	$180	$118
Revenue, as adjusted	$96,452	$94,419	$279,032	$260,560

Expenses, U.S. GAAP	$55,381	$57,175	$164,994	$160,791
Deconsolidation (1)	$(23)	$(54)	$(80)	$(82)
Accelerated vesting of restricted stock units (2)	$(298)	$—	$(298)	$(1,945)
General and administrative (3)	$950	$—	$1,018	$—
Expenses, as adjusted	$56,010	$57,121	$165,634	$158,764

Operating income, U.S. GAAP	$40,973	$37,213	$113,858	$99,651
Deconsolidation (1)	$121	$85	$260	$200
Accelerated vesting of restricted stock units (2)	$298	$—	$298	$1,945
General and administrative (3)	$(950)	$—	$(1,018)	$—
Operating income, as adjusted	$40,442	$37,298	$113,398	$101,796

Operating margin, U.S. GAAP	42.5%	39.4%	40.8%	38.3%
Operating margin, as adjusted	41.9%	39.5%	40.6%	39.1%

Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Non-operating income (loss), U.S. GAAP	$2,327	$1,356	$2,815	$6,465
Deconsolidation (1)	$(1,335)	$272	$(1,533)	$(923)
Results from seed investments (4)	$(521)	$(1,234)	$(653)	$(4,952)
Non-operating income (loss), as adjusted	$471	$394	$629	$590
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)	Represents amounts related to the accelerated vesting of certain restricted stock units.

(3)	Represents refund of foreign withholding taxes.

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
Net Liquid Assets
Our current financial condition is highly liquid and is primarily comprised of cash and cash equivalents, seed investments and accounts receivable. Liquid assets are reduced by current liabilities, which include accrued compensation, distribution and service fees payable, income taxes payable, and other liabilities and accrued expenses (together, net liquid assets). The Company does not have any debt outstanding.

The table below summarizes net liquid assets for the periods presented (in thousands):

	September 30, 2017	December 31, 2016
Financial Condition Data:
Cash and cash equivalents:
Cash and cash equivalents held in the U.S.	$117,290	$93,395
Cash and cash equivalents held outside the U.S. (1)	81,583	89,839
Total cash and cash equivalents	198,873	183,234
Seed investments (2)	62,076	53,079
Accounts receivable	62,341	46,288
Current liabilities	(59,541)	(60,832)
Net liquid assets	$263,749	$221,769
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

Cash and cash equivalents
Cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash and have original maturities of three months or less. Cash and cash equivalents were $198.9 million and $183.2 million at September 30, 2017 and December 31, 2016, respectively.
The percentage of cash and cash equivalents held by our foreign subsidiaries was approximately 41% and 49% at September 30, 2017 and December 31, 2016, respectively. We believe that our net liquid assets held in the U.S. are more than sufficient to cover our working capital needs in the U.S.
Seed investments
Seed investments include available-for-sale investments, equity method investments and trading investments net of redeemable noncontrolling interests.
Accounts receivable
Accounts receivable primarily represents investment advisory and administration fees receivable. As of September 30, 2017, institutional accounts comprised 60% of total accounts receivable, while open-end and closed-end funds, together, comprised 33% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectability, and there were no past due items related to institutional accounts. Receivables associated with open-end and closed-end funds are generally collected on the first business day of the following month.
Current liabilities
Current liabilities include accrued compensation, distribution and service fees payable, income taxes payable, and other liabilities and accrued expenses.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.

The table below summarizes cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash Flow Data:
Net cash provided by (used in) operating activities	$10,645	$60,758
Net cash provided by (used in) investing activities	6,783	992
Net cash provided by (used in) financing activities	(2,465)	(39,671)
Net increase (decrease) in cash and cash equivalents	14,963	22,079
Effect of foreign exchange rate changes on cash and cash equivalents	676	(1,690)
Cash and cash equivalents, beginning of the period	183,234	142,728
Cash and cash equivalents, end of the period	$198,873	$163,117
Cash and cash equivalents increased by $15.0 million, excluding the effect of foreign exchange rate changes, during the nine months ended September 30, 2017. Net cash provided by operating activities was $10.6 million for the nine months ended September 30, 2017. Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $6.8 million, which included proceeds from sales of available-for-sale investments in the amount of $24.2 million, including $15.1 million from the partial redemption of our seed investment in the Cohen & Steers Low Duration Preferred and Income Fund, Inc., partially offset by purchases of available-for-sale investments in the amount of $14.9 million, including a seed investment of $11.2 million in a track record account for a new real assets multi-strategy portfolio and purchases of property and equipment in the amount of $2.4 million. Net cash of $2.5 million was used in financing activities, including dividends paid to stockholders of $38.9 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $9.1 million, partially offset by contributions from redeemable noncontrolling interest of $45.1 million.
Cash and cash equivalents increased by $22.1 million, excluding the effect of foreign exchange rate changes, during the nine months ended September 30, 2016. Net cash provided by operating activities was $60.8 million for the nine months ended September 30, 2016. Net cash provided by investing activities was $1.0 million, which included proceeds from sales of available-for-sale investments in the amount of $15.2 million, partially offset by purchases of property and equipment in the amount of $7.4 million and purchases of available-for-sale investments in the amount of $7.2 million. Net cash of $39.7 million was used in financing activities, primarily for dividends paid to stockholders of $35.9 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $8.0 million, partially offset by contributions from redeemable noncontrolling interest of $3.9 million.
Net Capital Requirements
We continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At September 30, 2017, we exceeded our minimum regulatory capital requirements by approximately $3.7 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At September 30, 2017, CSAL and CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $73.1 million. We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Dividends
Subject to the approval of our Board of Directors, we expect to pay dividends. When determining whether to pay a dividend, our Board of Directors takes into account general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors that the Board of Directors deems relevant.

On November 8, 2017, the Board of Directors approved and the Company declared quarterly and special cash dividends on its common stock in the amount of $0.28 and $1.00 per share, respectively. The dividends will be payable on December 13, 2017 to stockholders of record at the close of business on November 22, 2017.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of September 30, 2017, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds and co-investments in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition as of September 30, 2017.
Contractual Obligations and Contingencies
We have contractual obligations to make future payments in connection with our noncancelable long-term operating leases for office space, information technology applications, market data and office equipment. There were no material capital lease obligations as of September 30, 2017. The following summarizes our contractual obligations as of September 30, 2017 (in thousands):

	2017	2018	2019	2020	2021	2022 and after	Total
Operating leases	$3,468	$13,484	$13,128	$11,963	$10,860	$22,684	$75,587
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2017, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2017	782	$41.70	—	—
August 1 through August 31, 2017	877	$38.38	—	—
September 1 through September 30, 2017	66	$37.64	—	—
Total	1,725	$39.86	—	—
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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) as of September 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the nine months ended September 30, 2017 and 2016; (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	November 9, 2017	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 9, 2017	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer