Form 10-Q
period 2018-03-31
COHEN & STEERS INC
filed 2018-05-10
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-32236
 ________________
COHEN & STEERS, INC.
(Exact name of Registrant as specified in its charter)
 ________________

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)
(212) 832-3232
(Registrant's Telephone Number, Including Area Code)
  ________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

		Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding at May 1, 2018 was 46,747,310.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q

* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "may," "should," "seeks," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2017 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$168,644	$193,452
Investments ($529 and $414) (1) ($99,811 and $68,101) (2)	139,435	108,106
Accounts receivable	63,016	53,854
Due from brokers ($9,593 and $5,410) (2)	11,790	6,429
Property and equipment—net	14,939	15,040
Goodwill and intangible assets—net	20,625	20,379
Deferred income tax asset—net	1,794	5,812
Other assets ($1,773 and $931) (2)	8,698	7,053
Total assets	$428,941	$410,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$10,156	$41,370
Distribution and service fees payable	6,774	6,231
Income tax payable	23,001	19,892
Due to brokers ($7,107 and $3,203) (2)	7,137	3,282
Deferred rent	5,934	5,994
Other liabilities and accrued expenses ($338 and $291) (2)	10,492	10,025
Total liabilities	63,494	86,794
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	81,604	47,795
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,793,732 and 51,104,593 shares issued at March 31, 2018 and December 31, 2017, respectively	518	511
Additional paid-in capital	577,169	570,486
Accumulated deficit	(125,293)	(137,972)
Accumulated other comprehensive loss, net of tax	(4,228)	(3,671)
Less: Treasury stock, at cost, 5,048,878 and 4,789,608 shares at March 31, 2018 and December 31, 2017, respectively	(164,323)	(153,818)
Total stockholders' equity	283,843	275,536
Total liabilities and stockholders' equity	$428,941	$410,125
_________________________

(1)	Pledged as collateral attributable to the consolidated balances of the Cohen & Steers Active Commodities Strategy Fund, Inc. at March 31, 2018 and December 31, 2017, respectively.

(2)
Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2018 and December 31, 2017 attributable to the Cohen & Steers SICAV Global Listed Infrastructure Fund, the Cohen & Steers Co-Investment Partnership, L.P. and the Cohen & Steers SICAV Global Preferred Securities Fund, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017 (1)
Revenue:
Investment advisory and administration fees	$84,434	$79,608
Distribution and service fees	7,400	7,396
Portfolio consulting and other	2,630	2,737
Total revenue	94,464	89,741
Expenses:
Employee compensation and benefits	31,156	29,383
Distribution and service fees	12,842	13,163
General and administrative	12,185	10,556
Depreciation and amortization	1,062	1,111
Total expenses	57,245	54,213
Operating income	37,219	35,528
Non-operating income (loss):
Interest and dividend income	1,801	499
Gain (loss) from investments—net	(4,502)	19
Other gains (losses)—net	2,502	(291)
Total non-operating income (loss)	(199)	227
Income before provision for income taxes	37,020	35,755
Provision for income taxes	8,096	12,811
Net income	28,924	22,944
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,338)	41
Net income attributable to common stockholders	$27,586	$22,985

Earnings per share attributable to common stockholders:
Basic	$0.59	$0.50
Diluted	$0.59	$0.49
Dividends declared per share	$0.33	$0.28
Weighted average shares outstanding:
Basic	46,683	46,243
Diluted	47,152	46,603
_________________________

(1)	Certain amounts have been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$28,924	$22,944
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,338)	41
Net income attributable to common stockholders	27,586	22,985
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	538	487
Net unrealized gain (loss) from available-for-sale investments (1)	—	414
Reclassification to statements of operations of (gain) loss from available-for-sale investments (1)	—	(35)
Other comprehensive income (loss)	538	866
Total comprehensive income attributable to common stockholders	$28,124	$23,851
_________________________

(1)
Due to the adoption and application of the amendments to the financial instruments accounting standard on January 1, 2018, realized and unrealized gains (losses) from equity investments at fair value are recognized through earnings rather than through other comprehensive income. See Notes 2 and 4 for further discussion of the Company's recently adopted accounting pronouncements and investments, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
January 1, 2017	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
Dividends	—	—	(13,406)	—	—	(13,406)	—	—
Issuance of common stock	7	250	—	—	—	257	—	664
Repurchase of common stock	—	—	—	—	(9,040)	(9,040)	—	(262)
Issuance of restricted stock units	—	596	—	—	—	596	—	—
Amortization of restricted stock units—net	—	5,578	(285)	—	—	5,293	—	—
Forfeitures of restricted stock units	—	(4)	—	—	—	(4)	—	—
Net income (loss)	—	—	22,985	—	—	22,985	(41)	—
Other comprehensive income (loss), net of tax	—	—	—	866	—	866	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	174	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(11)	—
March 31, 2017	$511	$550,249	$(118,663)	$(5,019)	$(153,717)	$273,361	$975	46,292

January 1, 2018	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795	46,315
Cumulative-effect adjustment due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—	—
Dividends	—		(16,002)	—	—	(16,002)	—	—
Issuance of common stock	7	250	—	—	—	257	—	689
Repurchase of common stock	—	—	—	—	(10,505)	(10,505)	—	(259)
Issuance of restricted stock units	—	733	—	—	—	733	—	—
Amortization of restricted stock units—net	—	5,700	—	—	—	5,700	—	—
Forfeitures of restricted stock units	—	—	—	—	—	—	—	—
Net income (loss)	—	—	27,586	—	—	27,586	1,338	—
Other comprehensive income (loss), net of tax	—	—	—	538	—	538	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	34,423	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(1,952)	—
March 31, 2018	$518	$577,169	$(125,293)	$(4,228)	$(164,323)	$283,843	$81,604	46,745
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$28,924	$22,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,738	5,328
Amortization of deferred commissions	473	954
Depreciation and amortization	1,062	1,111
Deferred rent	(60)	(57)
(Gain) loss from investments—net	4,502	(19)
Deferred income taxes	3,988	5,406
Foreign currency (gain) loss	(1,136)	1,452
Changes in operating assets and liabilities:
Accounts receivable	(8,026)	(13,840)
Due from brokers	(5,361)	(580)
Deferred commissions	(348)	(443)
Investments within consolidated funds	(34,057)	(2,200)
Other assets	(1,737)	(44)
Accrued compensation	(31,188)	(25,770)
Distribution and service fees payable	543	(4)
Due to brokers	3,855	—
Income tax payable	3,109	6,531
Other liabilities and accrued expenses	647	(2,581)
Net cash provided by (used in) operating activities	(29,072)	(1,812)
Cash flows from investing activities:
Distributions from equity method investments	26	—
Purchases of investments	(3,856)	(9,545)
Proceeds from sales of investments	1,993	6,746
Purchases of property and equipment	(906)	(649)
Net cash provided by (used in) investing activities	(2,743)	(3,448)
Cash flows from financing activities:
Issuance of common stock	219	219
Repurchase of common stock	(10,505)	(9,040)
Dividends to stockholders	(15,445)	(12,979)
Distributions to redeemable noncontrolling interest	(1,952)	(11)
Contributions from redeemable noncontrolling interest	34,423	174
Net cash provided by (used in) financing activities	6,740	(21,637)
Net increase (decrease) in cash and cash equivalents	(25,075)	(26,897)
Effect of foreign exchange rate changes on cash and cash equivalents	267	348
Cash and cash equivalents, beginning of the period	193,452	183,234
Cash and cash equivalents, end of the period	$168,644	$156,685
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the three months ended March 31, 2018 and 2017, the Company paid taxes, net of tax refunds, of approximately $1,144,000 and $989,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of approximately $176,000 and $168,000 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $557,000 and $427,000, respectively.
During the three months ended March 31, 2018, the Company's proportionate ownership interest in the Cohen & Steers Funds ICAV (ICAV), an Irish alternative investment fund, increased and, as a result, the Company consolidated the assets and liabilities and the results of operations of ICAV.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The Company reclassified certain prior period amounts in the condensed consolidated financial statements to conform with the current period presentation.
Recently Adopted Accounting Pronouncements—In May 2017, the FASB issued new guidance for modification accounting related to share-based payment transactions in order to provide clarity and to reduce current diversity in practice. This new guidance does not fundamentally change the notion of a modification. Instead, the amendments clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments became effective on January 1, 2018 and required prospective application. The Company's adoption of the new guidance did not have a material effect on its condensed consolidated financial statements and related disclosures.
In August 2016, the FASB amended the current guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to unify the currently diverse presentations and classifications, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The Company evaluated the eight issues and concluded that only distributions received from equity method investees is applicable to the Company. This amended guidance became effective on January 1, 2018 and was adopted retrospectively. The Company made an accounting policy election to use the Cumulative Earnings Approach when determining whether distributions received from equity method investments should be classified as either operating or investing activities within its condensed consolidated statements of cash flows. The Company's adoption and application of the new guidance did not have a material effect on its condensed consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In January 2016, the FASB issued new guidance amending the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This new guidance became effective on January 1, 2018 and required the Company to recognize a cumulative-effect adjustment to the beginning retained earnings of approximately $1,095,000, net of tax. Furthermore, changes in the fair value of the Company’s equity investments carried at fair value are now reported through earnings rather than through other comprehensive income. Additionally, due to the required cumulative-effect method of adoption applied, certain disclosures for prior periods have not been recast to conform with the current period presentation. Lastly, upon adoption of the new guidance, the Company reclassified certain investments previously classified as available-for-sale to trading investments or equity investments at fair value. See Notes 4 and 5 for further discussion about the Company's investments.
In May 2014, the FASB issued new guidance which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB issued a number of amendments and revisions to the new standard in order to provide more detailed guidance and clarifications. This new guidance became effective on January 1, 2018 and the Company elected to adopt the standard using the retrospective method, which required the recasting of prior period amounts. The adoption of the new standard did not have a material impact on the timing of recognition for the Company's revenue but did affect the presentation of certain revenue and expenses on either a gross or net basis.
The adoption of the new revenue recognition standard resulted in the following changes to the Company's previously reported results for the three months ended March 31, 2017 (in thousands):

	As Previously Reported	Net Adjustments Due to New Revenue Standard	As Recasted
Revenue:
Investment advisory and administration fees	$81,903	$(2,295)	$79,608
Distribution and service fees	5,046	2,350	7,396
Total	$86,949	$55	$87,004

Expenses:
Distribution and service fees	$9,780	$2,429	$12,209
General and administrative	12,930	(2,374)	10,556
Total	$22,710	$55	$22,765
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
Consolidation of Company-sponsored Funds—Investments in Company-sponsored funds and management fees are evaluated at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the Variable Interest Entity (VIE) model or the Voting Interest Entity (VOE) model. In performing this analysis, all of the Company's management fees are presumed to be commensurate and at market and are therefore not considered variable interests.
A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) the group of holders of the equity investment at risk lack certain

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

characteristics of a controlling financial interest. The primary beneficiary is the entity that has (i) the power to direct the activities of the VIE that most significantly affect its performance and (i) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Investments and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. The Company assesses whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. VIEs for which the Company is deemed to be the primary beneficiary are consolidated.
Investments in Company-sponsored funds that are determined to be VOEs are consolidated when the Company's ownership interest is greater than 50% of the outstanding voting interests of the fund or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights in the fund.
The Company records noncontrolling interests in consolidated funds for which the Company's ownership is less than 100%.
Cash and Cash Equivalents—Cash and cash equivalents are on deposit with three major financial institutions and consist of short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
Due from/to Brokers—Company-sponsored funds that are consolidated transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balance represents cash and cash equivalents balances at brokers/custodians and/or receivables and payables for unsettled securities transactions.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination on an ongoing basis and at each statement of financial condition date. At March 31, 2018, the Company's investments were comprised of equity investments at fair value, trading investments and equity method investments. Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. At March 31, 2018, the
Company's equity method investment consisted of an interest in a Company-sponsored limited partnership which measures its underlying investments at fair value based on quoted market prices or NAV (or its equivalent) as a practical expedient and reports a net asset value on a recurring basis. The carrying amount of this investment approximated its fair value.
From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options and futures contracts. These instruments are measured at fair value based on their settlement price at the close of trading on the associated commodities exchange or board of trade with gains and losses recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. At March 31, 2018, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company enters into foreign exchange contracts to hedge its currency exposure related to certain client receivables. These instruments are measured at fair value with gains and losses recorded in other non-operating income (loss) in the Company's condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Goodwill and Intangible Assets—Goodwill represents the excess of the cost of the Company's investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite-lived intangible assets are amortized over their useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Redeemable Noncontrolling Interest—Redeemable noncontrolling interest represents third-party interests in the Company's consolidated funds. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is remeasured at redemption value which approximates the fair value at each reporting period.
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end funds. Investment advisory fees are earned pursuant to the terms of investment management agreements and are based on a contractual fee rate applied to the average assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and, therefore, is accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets.
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of the Company's sponsored open-end funds distributed by CSS.
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in a Company-sponsored open-end fund. Distribution fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets. For both the three months ended March 31, 2018 and 2017, a portion of the distribution fee revenue recognized in the current period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and, therefore, is accounted for as a series satisfied over time using a time-based method (days elapsed). Service fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets.
Portfolio Consulting and Other—The Company earns portfolio consulting and other fees by (i) providing portfolio consulting services in connection with model-based strategy accounts, (ii) earning a licensing fee for the use of the Company's proprietary indexes and (iii) providing portfolio monitoring services related to a number of unit investment trusts. Revenue is earned pursuant to the terms of the underlying contracts and the fee schedules for these relationships vary based on the type of services the Company provides for each relationship. The majority of the Company's revenue from portfolio consulting and other is recognized over time and represents variable consideration, as fees are based on average assets under advisement which fluctuate due to changes in the financial markets. Commission income and contingent deferred sales charge (CDSC) fees, which are earned pursuant to specific transactions such as a purchase or sale of fund shares, are recognized at a point in time.
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
Shareholder servicing fee expense represents payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. The Company pays shareholder servicing fee expense generally based on the average assets under management or the number of accounts being serviced. The Company previously recognized certain distribution and service fee revenue and expense on a net basis; however, upon adoption of the new revenue guidance, the Company recognizes such revenue and expense on a gross basis.
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing and marketing and support of the Company's sponsored open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management or the number of accounts being serviced.
Stock-based Compensation—The Company recognizes compensation expense for the grant-date fair value of awards of equity instruments to employees. This expense is recognized over the period during which employees are required to provide service. Forfeitures are recorded as incurred.
Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years at tax rates that are expected to apply in those years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years at tax rates that are expected to apply in those years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods represents the Company's best estimate of the effective tax rate expected to be applied to the full fiscal year.
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes in the condensed consolidated statements of operations.
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(4,228,000) and $(4,781,000) at March 31, 2018 and December 31, 2017, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income (loss) in the condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss), net of tax.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Recently Issued Accounting Pronouncements—In February 2018, the FASB issued new guidance allowing entities to reclassify certain tax effects related to the enactment of the Tax Cuts and Jobs Act (the Tax Act) from accumulated other comprehensive income (AOCI) to retained earnings. Prior to the issuance of the new guidance, a portion of the previously recognized deferred tax effects recorded in AOCI was "left stranded" in AOCI as the effect of remeasuring the deferred taxes using the reduced federal corporate income tax rate was required to be recorded through income. The new guidance allows these stranded tax effects to be reclassified from AOCI to retained earnings. The new guidance will be effective on January 1, 2019, with early adoption permitted and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is still assessing which adoption method it will choose but it does not expect either method to have a material effect on its condensed consolidated financial statements and related disclosures.
In August 2017, the FASB issued new guidance amending the accounting for hedging activities. The new guidance (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with an entity's risk management activities, (ii) decreases the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The new guidance will be effective on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of the new guidance to have a material effect on its condensed consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to simplify the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance will be effective on January 1, 2020. The Company does not expect the adoption of the new guidance to have a material effect on its condensed consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and revenue by vehicle for all periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Client domicile:
North America	$79,707	$73,380
Japan	9,093	11,125
Asia excluding Japan	3,035	2,647
Europe	2,629	2,589
Total	$94,464	$89,741

	Three Months Ended March 31,
	2018	2017
Vehicle:
Open-end funds (1)	$47,452	$43,954
Closed-end funds	19,177	18,880
Institutional accounts	25,205	24,170
Portfolio consulting and other	2,630	2,737
Total	$94,464	$89,741
________________________
(1)    Included distribution and service fees of $7.4 million for both the three months ended March 31, 2018 and 2017.

4. Investments
The following tables summarize the Company's investments for the periods presented (in thousands):

March 31, 2018
Equity investments at fair value	$43,615
Trading investments	95,785
Equity method investments	35
Total investments	$139,435

December 31, 2017
Trading investments	$74,856
Equity method investments	6,176
Available-for-sale investments	27,074
Total investments	$108,106
Equity investments at fair value—represents equity investments held within the affiliated funds that the Company consolidates, individual investments held directly for the purposes of establishing performance track records and seed

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

investments in Company-sponsored funds. These investments include equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. Investments in equity securities are measured at fair value generally based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by management and approved by the Company's valuation committee.
Trading investments—represents fixed income investments held within the affiliated funds that the Company consolidates and individual fixed income investments held directly for the purposes of establishing performance track records. Fixed income investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management.
Equity method investments—represents an interest in a Company-sponsored limited partnership measured at NAV (or its equivalent) as a practical expedient reported on a recurring basis. The carrying amount of this investment approximated its fair value.
The Company seeded one new fund during the three months ended March 31, 2017.
The following tables summarize gain (loss) from investments for the for the periods presented (in thousands):

Three Months Ended March 31, 2018
Gain (loss) from investments—net (1)
Net realized gains (losses) during the period	$155
Net unrealized gains (losses) during the period on investments still held at the end of the period	(4,657)
Gain (loss) from investments—net	$(4,502)
________________________
(1)    Includes net income (loss) attributable to redeemable noncontrolling interest.

Three Months Ended March 31, 2017
Gain (loss) from trading investments—net (1)	$273
Equity in earnings (losses) of affiliates—net	(289)
Gain (loss) from available-for-sale investments—net	35
Total gain (loss) from investments	$19
_________________________
(1)    Includes net income (loss) attributable to redeemable noncontrolling interest.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs, which included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred) for the periods presented (in thousands):

	March 31, 2018
	GLI SICAV	GRP-CIP	SICAV Preferred	Total
Assets (1)
Investments	$5,648	$723	$93,440	$99,811
Due from brokers	190	191	9,212	9,593
Other assets	186	—	1,587	1,773
Total assets	$6,024	$914	$104,239	$111,177

Liabilities (1)
Due to brokers	$50	$—	$7,057	$7,107
Other liabilities and accrued expenses	99	5	234	338
Total liabilities	$149	$5	$7,291	$7,445

	December 31, 2017
	GLI SICAV	GRP-CIP	SICAV Preferred	Total
Assets (1)
Investments	$5,961	$1,330	$60,810	$68,101
Due from brokers	285	202	4,923	5,410
Other assets	32	—	899	931
Total assets	$6,278	$1,532	$66,632	$74,442

Liabilities (1)
Due to brokers	$35	$—	$3,168	$3,203
Other liabilities and accrued expenses	87	5	199	291
Total liabilities	$122	$5	$3,367	$3,494
_________________________
(1)    The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.
The following table summarizes the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments at December 31, 2017 (in thousands):

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Common stocks	$6,782	$639	$(183)	$7,238
Company-sponsored funds	13,376	1,269	(13)	14,632
Fixed income	3,966	15	(20)	3,961
Preferred securities	1,100	29	(5)	1,124
Other	100	19	—	119
Total available-for-sale investments	$25,324	$1,971	$(221)	$27,074
_________________________
(1)    At December 31, 2017, there were no investments with material unrealized losses continuously for a period of more than 12 months.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-sale investments with a fair value of approximately $6,086,000 at December 31, 2017 were in an unrealized loss position.
At December 31, 2017, unrealized losses on available-for-sale investments were generally caused by changes in market conditions. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, the Company reviews such factors as the extent and duration of the loss as well as qualitative and quantitative information about the financial condition and near-term prospects of the issuers. Furthermore, the Company determined that it had the ability and intent to hold the remaining available-for-sale investments for which no other-than-temporary impairment has occurred until a recovery of fair value. Accordingly, impairment of these investments, if any, was considered temporary.
The following table summarizes sales proceeds, gross realized gains and losses from available-for-sale investments for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
Proceeds from sales	$6,886
Gross realized gains	98
Gross realized losses	(63)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the end of the reporting period. There were no transfers between level 1 and level 2 during the period ended March 31, 2018.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements at March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$159,008	$—	$—	$—	$159,008
Equity investments at fair value
Common stocks	$13,668	$—	$—	$—	$13,668
Company-sponsored funds	14,063	—	—	—	14,063
Limited partnership interests	623	—	—	723	1,346
Preferred securities	13,883	546	—	—	14,429
Other	—	—	—	109	109
Total	$42,237	$546	$—	$832	$43,615
Trading investments
Fixed income	$3,966	$91,819	$—	$—	$95,785
Total	$3,966	$91,819	$—	$—	$95,785
Equity method investments	$—	$—	$—	$35	$35

Total investments	$46,203	$92,365	$—	$867	$139,435

Derivatives - assets
Commodity contracts	$920	$—	$—	$—	$920
Foreign exchange contracts	—	—	—	—	—
Total	$920	$—	$—	$—	$920
Derivatives - liabilities
Commodity contracts	$782	$—	$—	$—	$782
Foreign exchange contracts	—	910	—	—	910
Total	$782	$910	$—	$—	$1,692
Cash equivalents were comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position.
Equity investments at fair value classified as level 2 were comprised of certain preferred securities with predominately equity-like characteristics whose fair values are generally determined using third-party pricing services. The pricing services may utilize pricing models, and inputs into those models may include reported trades, executable bid and ask prices, broker-dealer quotations, prices or yields of similar securities, benchmark curves and other market information. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
Equity investments at fair value classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of:

•
Limited partnership interests in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. At March 31, 2018, the Company did not have the ability to redeem these interests.

•
The Company's co-investment in a Cayman trust invested in global listed infrastructure securities. At March 31, 2018, there were no contractual restrictions on the Company's ability to redeem its interest.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading investments classified as level 2 in the above table were comprised of U.S. Treasury Bills carried at amortized cost, which approximates fair value, corporate debt securities, as well as certain preferred securities with predominately debt-like characteristics. The fair value amounts were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Since these securities do not trade on a daily basis, the pricing services evaluate pricing applications and apply available information through processes such as yield curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.
Equity method investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company's partnership interest in a Company-sponsored limited partnership that invests in non-registered real estate funds, which approximated its fair value based on the fund's NAV. At March 31, 2018, the Company's ownership in this limited partnership was approximately 0.2%. The Company's risk with respect to this investment is limited to its equity ownership and any uncollected management fees. At March 31, 2018, the Company did not have the ability to redeem this investment.
The following table presents fair value measurements at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$173,270	$—	$—	$—	$173,270
Trading investments
Common stocks	$5,961	$—	$—	$—	$5,961
Fixed income	—	6,755	—	—	6,755
Limited partnership interests	—	—	605	725	1,330
Preferred securities	7,658	53,152	—	—	60,810
Total	$13,619	$59,907	$605	$725	$74,856
Equity method investments	$—	$—	$—	$6,176	$6,176
Available-for-sale investments
Common stocks	$7,238	$—	$—	$—	$7,238
Company-sponsored funds	14,632	—	—	—	14,632
Fixed income	—	3,961	—	—	3,961
Preferred securities	999	125	—	—	1,124
Other	—	—	—	119	119
Total	$22,869	$4,086	$—	$119	$27,074

Total investments	$36,488	$63,993	$605	$7,020	$108,106

Derivatives - assets
Commodity contracts	487	—	—	—	487
Foreign exchange contracts	—	—	—	—	—
Total	$487	$—	$—	$—	$487
Derivatives - liabilities
Commodity contracts	$286	$—	$—	$—	$286
Foreign exchange contracts	—	64	—	—	64
Total	$286	$64	$—	$—	$350

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Cash equivalents were comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position.
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
Trading investments classified as level 3 in the above table were comprised of limited partnership interests in limited partnership vehicles that invest in private equity vehicles that invest directly in real estate which was valued using a contractual selling price.
Trading investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of limited partnership interests in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. At December 31, 2017, the Company did not have the ability to redeem these interests.
Equity method investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of partnership interests in Company-sponsored limited partnerships. One such partnership invests in private equity vehicles that invest directly in real estate and non-registered real estate funds and the Company did not have the ability to redeem this investment. The other partnership invests indirectly in exchange-traded commodity futures contracts and other commodity-related derivatives and the Company had the ability to redeem this investment monthly at NAV with prior written notice of 5 days.
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
Available-for-sale investments classified as investments measured at NAV (or its equivalent) as a practical expedient in the above table were comprised of the Company's co-investment in a Cayman trust invested in global listed infrastructure securities.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
	Trading Investments
	Limited Partnership Interests
Balance at beginning of the period	$605	$1,196
Purchases / contributions	—	24
Sales / distributions	(598)	—
Realized gains (losses)	(68)	—
Unrealized gains (losses)	61	256	(1)
Transfers into (out of) level 3	—	—
Balance at end of the period	$—	$1,476

_________________________
(1)    Pertains to unrealized gains (losses) from investments still held at March 31, 2017.
Realized and unrealized gains (losses) in the above table were recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
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
At December 31, 2017, the valuation technique used in the fair value measurement of the Company's level 3 investment, limited partnership interests - direct investment in real estate, of approximately $605,000 was based on a contractual selling price.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives
The following tables summarize the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts for the periods presented (in thousands):

	March 31, 2018
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Commodity contracts	$27,227	$920	$12,170	$782
Foreign exchange contracts	—	—	21,051	910
Total derivatives	$27,227	$920	$33,221	$1,692

	December 31, 2017
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Commodity contracts	$8,939	$487	$6,876	$286
Foreign exchange contracts	—	—	12,279	64
Total derivatives	$8,939	$487	$19,155	$350
Investments on the condensed consolidated statements of financial condition of approximately $529,000 and $414,000 at March 31, 2018 and December 31, 2017, respectively, were held as collateral for futures contracts.
The following table summarizes gains (losses) from derivative financial instruments for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Commodity contracts	$(34)	$(447)
Foreign exchange contracts	(846)	(855)
Total	$(880)	$(1,302)

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
Anti-dilutive common stock equivalents of approximately 4,600 and 17,000 shares were excluded from the computation for the three months ended March 31, 2018 and 2017, respectively.
The following table reconciles income and share data used in the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income	$28,924	$22,944
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,338)	41
Net income attributable to common stockholders	$27,586	$22,985
Basic weighted average shares outstanding	46,683	46,243
Dilutive potential shares from restricted stock units	469	360
Diluted weighted average shares outstanding	47,152	46,603
Basic earnings per share attributable to common stockholders	$0.59	$0.50
Diluted earnings per share attributable to common stockholders	$0.59	$0.49

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2018 was approximately 22.7%, compared with 35.8% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state and foreign taxes, net of a tax benefit related to the delivery of restricted stock units. The effective tax rate for the three months ended March 31, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes, partially offset by the release of certain tax reserves during the quarter.
Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company's net deferred tax asset was primarily comprised of future income tax deductions attributable to the delivery of unvested restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
In connection with the enactment of the Tax Act, the Company recorded a provisional transition tax of approximately $8.4 million at December 31, 2017, which reflected a one-time tax on deemed repatriated accumulated earnings and profits of the Company’s foreign subsidiaries. The transition tax was included as part of income tax payable on our condensed consolidated statements of financial condition at March 31, 2018 and December 31, 2017. The transition tax liability may change due to, among other things, additional guidance that may be issued by the U.S. Department of the Treasury with respect to the Tax Act and revisions to the Company's assumptions as further information and interpretations become available.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At March 31, 2018, CSS had net capital of approximately $3,480,000, which exceeded its requirements by approximately $3,279,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At March 31, 2018, CSAL and CSUK had aggregate regulatory capital of approximately $79,803,000, which exceeded aggregate regulatory capital requirements by approximately $75,055,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table summarizes the amount of revenue the Company earned from these affiliated funds for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Investment advisory and administration fees (1)	$59,304	$55,528
Distribution and service fees	7,400	7,396
Total	$66,704	$62,924
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $2.7 million and $2.4 million for the three months ended March 2018 and 2017, respectively.
The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$—	$5,035
Gross realized gains	—	20
Gross realized losses	—	—
Dividend income	152	255
Included in accounts receivable at March 31, 2018 and December 31, 2017 are receivables due from Company-sponsored funds of approximately $22,607,000 and $23,666,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

11. Commitments and Contingencies
Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, was approximately $2,966,000 and $2,800,000 and for the three months ended March 31, 2018 and 2017, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. At March 31, 2018, there are no matters pending that the Company believes could have a material adverse effect on its condensed consolidated statement of financial position, results of operations or cash flows.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), a portion of which is made through GRP-TE and the remainder of which is made through Cohen & Steers Co-Investment Partnership, L.P. for up to 12 years through the life of GRP-TE. At March 31, 2018, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. At March 31, 2018, the unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition.

12. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below and elsewhere in the notes to the financial statements, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On May 3, 2018, the Company declared a quarterly dividend on its common stock in the amount of $0.33 per share. The dividend will be payable on June 21, 2018 to stockholders of record at the close of business on May 31, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 and 2017. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle.
Our primary investment strategies include U.S. real estate securities, global/international real estate securities, global listed infrastructure, midstream energy, commodities, real assets multi-strategy, preferred securities, large cap value and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered funds and other commingled vehicles and separate accounts, including subadvised portfolios for financial institutions and individuals around the world.
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
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts; investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds; and fees for portfolio consulting and other services. Our fees are paid in arrears, based on contractually specified percentages of the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, addition or termination of client accounts, contributions or withdrawals from client accounts, market conditions, foreign currency fluctuations, or investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
Quarterly Highlights
Revenue for the three months ended March 31, 2018 decreased 5.0% to $94.5 million from $99.5 million for the three months ended December 31, 2017. The decrease was primarily driven by lower average assets under management coupled with two fewer days during the quarter. Operating income for the three months ended March 31, 2018 decreased 9.0% to $37.2 million from $40.9 million for the three months ended December 31, 2017. Operating margin for the three months ended March 31, 2018 decreased to 39.4% from 41.1% for the three months ended December 31, 2017. The effective tax rate for the three months ended March 31, 2018 was approximately 22.7%.
Assets under management at March 31, 2018 decreased $3.6 billion, or 6%, to $58.5 billion from $62.1 billion at December 31, 2017. The decrease was primarily driven by market depreciation of $2.6 billion and distributions of $934 million. Average assets under management for the three months ended March 31, 2018 decreased $2.8 billion, or 5%, to $59.2 billion from $62.0 billion for the three months ended December 31, 2017. The overall annualized organic decay rate for the three months ended March 31, 2018 was approximately 1%. The organic decay rate represents the ratio of annualized net flows for the quarter to the beginning assets under management.

Recent Business Developments

•
In March 2018, Cohen & Steers MLP & Energy Opportunity Fund was declared 2018 Mutual Fund of the Year by Alerian in recognition for being the MLP mutual fund that generated the highest total return in 2017.

•
In March 2018, Cohen & Steers Real Estate Securities Fund (CSDIX and CSZIX) and Cohen & Steers Preferred Securities and Income Fund (CPXIX) received 2018 Thompson Reuters Lipper Fund Awards for consistently strong risk-adjusted performance relative to their peers. CSZIX was recognized for distinction in its risk-adjusted returns in the Real Estate category during the three-year period ended December 31, 2017, CSDIX was recognized for distinction in its risk-adjusted returns for the five- and ten-year periods ended December 31, 2017 and CPXIX was recognized in the Flexible Income category for its risk-adjusted returns during the five-year period ended December 31, 2017. Please refer to the Company's website for additional disclosure on the Lipper Leader Ratings.

•
In March 2018, the shareholders of Cohen & Steers Institutional Global Realty Shares, Inc. (IGRS) approved the reorganization of IGRS with and into Class I shares of Cohen & Steers Global Realty Shares, Inc. (CSS). With assets of over $1 billion after the reorganization, CSS is now one of the ten largest actively managed global real estate securities mutual funds.

•
During the first quarter of 2018, two new global listed infrastructure accounts were funded, including our first institutional advisory mandate focused on mid-stream energy securities. In addition, one new U.S. real estate mandate was funded during the quarter.

•
We continue to see institutional interest across a broad array of strategies and jurisdictions. Representative wins in Europe and the Middle East in recent months included our first German mandate, our first Middle Eastern sovereign wealth fund relationship and a large Swiss mandate. In the U.S., representative wins included our first real assets multi-strategy institutional separate account mandate, a global listed infrastructure investment, a global real estate mandate and a preferred securities mandate. All of these mandates are expected to fund in the next three to six months.

•	During the first quarter of 2018, one institutional subadvisory client terminated its commodities portfolio.

Assets Under Management
The following table summarizes net flows, market appreciation (depreciation) and distributions of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Institutional Accounts
Assets under management, beginning of period	$29,396	$28,659
Inflows	743	844
Outflows	(835)	(529)
Net inflows (outflows)	(92)	315
Market appreciation (depreciation)	(1,266)	643
Distributions	(600)	(811)
Transfers	—	129
Total increase (decrease)	(1,958)	276
Assets under management, end of period	$27,438	$28,935
Average assets under management	$27,783	$29,019

Open-end Funds
Assets under management, beginning of period	$23,304	$19,576
Inflows	2,535	2,316
Outflows	(2,538)	(1,726)
Net inflows (outflows)	(3)	590
Market appreciation (depreciation)	(959)	498
Distributions	(206)	(174)
Transfers	—	(129)
Total increase (decrease)	(1,168)	785
Assets under management, end of period	$22,136	$20,361
Average assets under management	$22,299	$20,122

Closed-end Funds
Assets under management, beginning of period	$9,406	$8,963
Inflows	—	—
Outflows	—	—
Net inflows (outflows)	—	—
Market appreciation (depreciation)	(390)	377
Distributions	(128)	(122)
Total increase (decrease)	(518)	255
Assets under management, end of period	$8,888	$9,218
Average assets under management	$9,091	$9,149

Total
Assets under management, beginning of period	$62,106	$57,198
Inflows	3,278	3,160
Outflows	(3,373)	(2,255)
Net inflows (outflows)	(95)	905
Market appreciation (depreciation)	(2,615)	1,518
Distributions	(934)	(1,107)
Total increase (decrease)	(3,644)	1,316
Assets under management, end of period	$58,462	$58,514
Average assets under management	$59,173	$58,290

The following table summarizes net flows, market appreciation (depreciation) and distributions of assets under management by institutional account type for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Japan Subadvisory
Assets under management, beginning of period	$11,458	$13,699
Inflows	69	411
Outflows	(405)	(105)
Net inflows (outflows)	(336)	306
Market appreciation (depreciation)	(646)	196
Distributions	(600)	(811)
Total increase (decrease)	(1,582)	(309)
Assets under management, end of period	$9,876	$13,390
Average assets under management	$10,165	$13,507

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,597	$5,892
Inflows	281	185
Outflows	(315)	(143)
Net inflows (outflows)	(34)	42
Market appreciation (depreciation)	(215)	194
Total increase (decrease)	(249)	236
Assets under management, end of period	$6,348	$6,128
Average assets under management	$6,408	$6,041

Advisory
Assets under management, beginning of period	$11,341	$9,068
Inflows	$393	$248
Outflows	(115)	(281)
Net inflows (outflows)	278	(33)
Market appreciation (depreciation)	(405)	253
Transfers	—	129
Total increase (decrease)	(127)	349
Assets under management, end of period	$11,214	$9,417
Average assets under management	$11,210	$9,471

Total Institutional Accounts
Assets under management, beginning of period	$29,396	$28,659
Inflows	743	844
Outflows	(835)	(529)
Net inflows (outflows)	(92)	315
Market appreciation (depreciation)	(1,266)	643
Distributions	(600)	(811)
Transfers	—	129
Total increase (decrease)	(1,958)	276
Assets under management, end of period	$27,438	$28,935
Average assets under management	$27,783	$29,019

The following table summarizes net flows, market appreciation (depreciation) and distributions of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
U.S. Real Estate
Assets under management, beginning of period	$27,580	$28,927
Inflows	1,323	1,441
Outflows	(1,611)	(1,157)
Net inflows (outflows)	(288)	284
Market appreciation (depreciation)	(1,758)	398
Distributions	(670)	(890)
Transfers	(159)	—
Total increase (decrease)	(2,875)	(208)
Assets under management, end of period	$24,705	$28,719
Average assets under management	$25,194	$28,943

Preferred Securities
Assets under management, beginning of period	$13,018	$9,880
Inflows	1,200	1,099
Outflows	(996)	(686)
Net inflows (outflows)	204	413
Market appreciation (depreciation)	(227)	389
Distributions	(142)	(122)
Transfers	159	—
Total increase (decrease)	(6)	680
Assets under management, end of period	$13,012	$10,560
Average assets under management	$12,968	$10,224

Global/International Real Estate
Assets under management, beginning of period	$11,108	$9,403
Inflows	464	389
Outflows	(287)	(200)
Net inflows (outflows)	177	189
Market appreciation (depreciation)	(257)	234
Distributions	(63)	(41)
Total increase (decrease)	(143)	382
Assets under management, end of period	$10,965	$9,785
Average assets under management	$10,895	$9,909

	Three Months Ended March 31,
	2018	2017
Global Listed Infrastructure
Assets under management, beginning of period	$6,932	$5,697
Inflows	251	157
Outflows	(73)	(41)
Net inflows (outflows)	178	116
Market appreciation (depreciation)	(307)	433
Distributions	(45)	(42)
Total increase (decrease)	(174)	507
Assets under management, end of period	$6,758	$6,204
Average assets under management	$6,863	$5,927

Other
Assets under management, beginning of period	$3,468	$3,291
Inflows	40	74
Outflows	(406)	(171)
Net inflows (outflows)	(366)	(97)
Market appreciation (depreciation)	(66)	64
Distributions	(14)	(12)
Total increase (decrease)	(446)	(45)
Assets under management, end of period	$3,022	$3,246
Average assets under management	$3,253	$3,287

Total
Assets under management, beginning of period	$62,106	$57,198
Inflows	3,278	3,160
Outflows	(3,373)	(2,255)
Net inflows (outflows)	(95)	905
Market appreciation (depreciation)	(2,615)	1,518
Distributions	(934)	(1,107)
Total increase (decrease)	(3,644)	1,316
Assets under management, end of period	$58,462	$58,514
Average assets under management	$59,173	$58,290

Investment Performance at March 31, 2018

% of Total AUM in Outperforming Strategies[1]

1-Year
83%
67%
96%
3/31/2016
3/31/2017
3/31/2018
3-Year
98%
96%
93%
3/31/2016
3/31/2017
3/31/2018
5-Year
73%
77%
99%
3/31/2016
3/31/2017
3/31/2018
10-Year
100%
94%
100%
3/31/2016
3/31/2017
3/31/2018

% of U.S. Open-End Fund AUM by Morningstar Rating[2]
As of 3/31/2018

Not Rated
1 or 2 Star
3 Star
4 or 5 Star
5%
1%
8%
86%

_________________________

(1)
Past performance is no guarantee of future results. Outperformance is determined by annualized investment performance of all accounts in each investment strategy measured gross of fees and net of withholding taxes in comparison to the performance of each account's reference benchmark measured net of withholding taxes, where applicable. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

(2)
© 2018 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2018. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management at both March 31, 2018 and 2017 were $58.5 billion as net inflows of $2.9 billion and market appreciation of $1.6 billion were offset by distributions of $4.5 billion. Net inflows included $2.3 billion into preferred securities and $558 million into global listed infrastructure. Market appreciation included $1.0 billion from global/international real estate, $529 million from preferred securities and $195 million from global listed infrastructure. These amounts were partially offset by market depreciation of $261 million from U.S. real estate. Distributions included $3.5 billion from U.S. real estate, $560 million from preferred securities and $234 million from global/international real estate. Average assets under management for the three months ended March 31, 2018 increased 2% to $59.2 billion from $58.3 billion for the three months ended March 31, 2017.

Institutional accounts
Assets under management in institutional accounts at March 31, 2018, which represented 47% of total assets under management, decreased 5% to $27.4 billion from $28.9 billion at March 31, 2017. Distributions of $2.8 billion were partially offset by net inflows of $291 million and market appreciation of $1.0 billion. Net inflows included $618 million into preferred securities and $492 million into global listed infrastructure, partially offset by net outflows of $811 million from U.S. real estate. Market appreciation included $749 million from global/international real estate and $117 million from global listed infrastructure, partially offset by market depreciation of $115 million from U.S. real estate. Distributions included $2.6 billion from U.S. real estate. Average assets under management for institutional accounts for the three months ended March 31, 2018 decreased 4% to $27.8 billion from $29.0 billion for the three months ended March 31, 2017.
Assets under management in Japan subadvised accounts at March 31, 2018, which represented 36% of institutional assets under management, decreased 26% to $9.9 billion from $13.4 billion at March 31, 2017. The decrease was primarily driven by net outflows of $776 million and distributions of $2.8 billion. Net outflows and distributions included $770 million and $2.6 billion, respectively, from U.S. real estate. Average assets under management for Japan subadvised accounts for the three months ended March 31, 2018 decreased 25% to $10.2 billion from $13.5 billion for the three months ended March 31, 2017.
Assets under management in institutional subadvised accounts excluding Japan at March 31, 2018, which represented 23% of institutional assets under management, increased 4% to $6.3 billion from $6.1 billion at March 31, 2017. Market appreciation of $420 million was partially offset by net outflows of approximately $200 million. Market appreciation included $278 million from global/international real estate, $65 million from large cap value (included in "Other" in the table above) and $59 million from global listed infrastructure. Net outflows included $178 million from large cap value (included in "Other" in the table above), $63 million from U.S. real estate and $42 million from global listed infrastructure, partially offset by net inflows of $171 million into global/international real estate. Average assets under management for institutional subadvised accounts excluding Japan for the three months ended March 31, 2018 increased 6% to $6.4 billion from $6.0 billion for the three months ended March 31, 2017.
Assets under management in institutional advisory accounts at March 31, 2018, which represented 41% of institutional assets under management, increased 19% to $11.2 billion from $9.4 billion at March 31, 2017. The increase was primarily driven by net inflows of $1.3 billion and market appreciation of $467 million. Net inflows included $559 million into global listed infrastructure, $556 million into preferred securities and $154 million into real assets multi-strategy (included in "Other" in the table above). Market appreciation included $330 million from global/international real estate, $61 million from global listed infrastructure and $44 million from preferred securities. Average assets under management for institutional advisory accounts for the three months ended March 31, 2018 increased 18% to $11.2 billion from $9.5 billion for the three months ended March 31, 2017.
Open-end funds
Assets under management in open-end funds at March 31, 2018, which represented 38% of total assets under management, increased 9% to $22.1 billion from $20.4 billion at March 31, 2017. The increase was driven by net inflows of $2.6 billion and market appreciation of $492 million, partially offset by distributions of $1.2 billion. Net inflows included $1.7 billion into preferred securities, $702 million into U.S. real estate and $253 million into global/international real estate. Market appreciation included $372 million from preferred securities and $215 million from global/international real estate, partially offset by market depreciation of $121 million from U.S. real estate. Distributions included $670 million from U.S. real estate and $437 million from preferred securities. Average assets under management for open-end funds for the three months ended March 31, 2018 increased 11% to $22.3 billion from $20.1 billion for the three months ended March 31, 2017.
Closed-end funds
Assets under management in closed-end funds at March 31, 2018, which represented 15% of total assets under management, decreased 4% to $8.9 billion from $9.2 billion at March 31, 2017. Distributions of $512 million were partially offset by market appreciation of $182 million. Average assets under management for closed-end funds for both the three months ended March 31, 2018 and 2017 were $9.1 billion.

Results of Operations
2018 Compared with 2017

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2018	2017
U.S. GAAP
Revenue	$94,464	$89,741
Expenses	$57,245	$54,213
Operating income	$37,219	$35,528
Non-operating income (loss)	$(199)	$227
Net income attributable to common stockholders	$27,586	$22,985
Diluted earnings per share	$0.59	$0.49
Operating margin	39.4%	39.6%

As Adjusted (1)
Net income attributable to common stockholders	$29,009	$21,916
Diluted earnings per share	$0.62	$0.47
Operating margin	40.6%	39.6%
_________________________

(1)	The "As Adjusted" amounts represent non-GAAP financial measures. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Revenue
Revenue for the three months ended March 31, 2018 increased 5% to $94.5 million from $89.7 million for the three months ended March 31, 2017. This increase was primarily attributable to higher investment advisory and administration fees of $4.8 million due to higher average assets under management in all three investment vehicles.
For the three months ended March 31, 2018:

•
Total investment advisory revenue from institutional accounts increased 4% to $25.2 million from $24.2 million for the three months ended March 31, 2017. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.8 bps and 33.7 bps for the three months ended March 31, 2018 and 2017, respectively.

•
Total investment advisory and administration revenue from open-end funds increased 10% to $40.1 million from $36.6 million for the three months ended March 31, 2017. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 72.8 bps and 73.7 bps for the three months ended March 31, 2018 and 2017, respectively.

•
Total investment advisory and administration revenue from closed-end funds increased 2% to $19.2 million from $18.9 million for the three months ended March 31, 2017. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.6 bps and 83.7 bps for the three months ended March 31, 2018 and 2017, respectively.

Expenses
Expenses for the three months ended March 31, 2018 increased 6% to $57.2 million from $54.2 million for the three months ended March 31, 2017, primarily due to higher employee compensation and benefits of $1.8 million and general and administrative expenses of $1.6 million, partially offset by lower distribution and service fees expense of approximately $321,000.
Employee compensation and benefits for the three months ended March 31, 2018 increased 6% to $31.2 million from $29.4 million for the three months ended March 31, 2017, primarily due to higher salaries of approximately $832,000, incentive compensation of approximately $662,000 and amortization of restricted stock units of approximately $510,000, partially offset by lower production compensation of approximately $198,000.
Distribution and service fees expense for the three months ended March 31, 2018 decreased 2% to $12.8 million from $13.2 million for the three months ended March 31, 2017, primarily due to lower average assets under management in U.S. open-end funds combined with a continued shift in mix into lower cost share classes.
General and administrative expenses for the three months ended March 31, 2018 increased 15% to $12.2 million from $10.6 million for the three months ended March 31, 2017, primarily due to expenses of approximately $871,000 associated with the evaluation of a potential business transaction that the Company did not pursue, higher research and market data expenses of approximately $426,000, as well as higher rent and occupancy of approximately $223,000.
Operating Margin
Operating margin for the three months ended March 31, 2018 decreased to 39.4% from 39.6% for the three months ended March 31, 2017.
Non-operating Income
Non-operating loss for the three months ended March 31, 2018 was approximately $199,000, compared with non-operating income of $227,000 for the three months ended March 31, 2017. The change was primarily due to a decrease in the fair value of the Company's seed investments for the three months ended March 31, 2018, compared with the three months ended March 31, 2017. Non-operating loss for the three months ended March 31, 2018 included net income attributable to redeemable noncontrolling interest of approximately $1.3 million. Non-operating income for the three months ended March 31, 2017 included net loss attributable to redeemable noncontrolling interest of approximately $41,000.
Income Taxes
Income tax expense for the three months ended March 31, 2018 was $8.1 million, compared with $12.8 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was approximately 22.7%, compared with approximately 35.8% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state and foreign taxes, net of a benefit related to the delivery of restricted stock units. The effective tax rate for the three months ended March 31, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes, partially offset by the release of certain tax reserves.

As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Revenue
Revenue, as adjusted, for the three months ended March 31, 2018 increased 5% to $94.4 million from $89.7 million for the three months ended March 31, 2017.
Revenue, as adjusted, excluded investment advisory and administration fees attributable to the consolidation of certain of the Company's seed investments for all periods presented.
Expenses
Expenses, as adjusted, for the three months ended March 31, 2018 increased 4% to $56.1 million from $54.2 million for the three months ended March 31, 2017.
Expenses, as adjusted, excluded general and administrative expenses attributable to the consolidation of certain of the Company's seed investments for all periods presented, expenses incurred associated with the evaluation of a potential business transaction that the Company did not pursue for the three months ended March 31, 2018 and a refund of foreign withholding taxes recorded during the three months ended March 31, 2017.
Operating Margin
Operating margin, as adjusted, for the three months ended March 31, 2018 increased to 40.6% from 39.6% for the three months ended March 31, 2017.
Non-operating Income
Non-operating income, as adjusted, for the three months ended March 31, 2018 was approximately $518,000, compared with a non-operating loss of approximately $167,000 for the three months ended March 31, 2017.
Non-operating income (loss), as adjusted, excluded amounts attributable to the Company's seed investments for all periods presented.
Income Taxes
The effective tax rate, as adjusted, for the three months ended March 31, 2018, was 25.3%, compared with 38.0% for the three months ended March 31, 2017.
The effective tax rate, as adjusted, excluded the income tax effects related to the delivery of restricted stock units and other non-GAAP adjustments for both the three months ended March 31, 2018 and 2017 and the release of certain tax reserves for the three months ended March 31, 2017.

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

(in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders, U.S. GAAP	$27,586	$22,985
Deconsolidation (1)	481	(312)
Results from seed investments (2)	1,774	(68)
General and administrative (3)	871	(68)
Tax adjustments (4)	(1,703)	(621)
Net income attributable to common stockholders, as adjusted	$29,009	$21,916

Diluted weighted average shares outstanding	47,152	46,603
Diluted earnings per share, U.S. GAAP	$0.59	$0.49
Deconsolidation (1)	0.01	(0.01)
Results from seed investments (2)	0.04	—	*
General and administrative (3)	0.02	—	*
Tax adjustments (4)	(0.04)	(0.01)
Diluted earnings per share, as adjusted	$0.62	$0.47
_________________________

*	Amounts round to less than $0.01 per share.

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents (i) dividend income and realized (gains) losses on seed investments in Company-sponsored funds, (ii) the Company's proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized (gains) losses and (iii) realized and unrealized (gains) losses from individual investment securities held for purposes of establishing a performance track record.

(3)
Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue for the three months ended March 31, 2018 and a refund of foreign withholding taxes for the three months ended March 31, 2017.

(4)	Tax adjustments are summarized in the following table:

(in thousands)	Three Months Ended March 31,
	2018	2017
Tax reserves	$—	$(700)
Other tax-related items	(1,003)	78
Tax-effect of non-GAAP adjustments	(700)	1
Total tax adjustments	$(1,703)	$(621)

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

(in thousands, except percentages)	Three Months Ended March 31,
	2018	2017
Revenue, U.S. GAAP	$94,464	$89,741
Deconsolidation (1)	(51)	(66)
Revenue, as adjusted	$94,413	$89,675

Expenses, U.S. GAAP	$57,245	$54,213
Deconsolidation (1)	(251)	(121)
General and administrative (2)	(871)	68
Expenses, as adjusted	$56,123	$54,160

Operating income, U.S. GAAP	$37,219	$35,528
Deconsolidation (1)	200	55
General and administrative (2)	871	(68)
Operating income, as adjusted	$38,290	$35,515

Operating margin, U.S. GAAP	39.4%	39.6%
Operating margin, as adjusted	40.6%	39.6%
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents expenses associated with the evaluation of a potential business transaction that the Company decided not to pursue for the three months ended March 31, 2018 and a refund of foreign withholding taxes for the three months ended March 31, 2017.

Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Three Months Ended March 31,
	2018	2017
Non-operating income (loss), U.S. GAAP	$(199)	$227
Deconsolidation (1)	(1,057)	(326)
Results from seed investments (2)	1,774	(68)
Non-operating income (loss), as adjusted	$518	$(167)
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents (i) dividend income and realized (gains) losses on seed investments in Company-sponsored funds, (ii) the Company's proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized (gains) losses and (iii) realized and unrealized (gains) losses from individual investment securities held for purposes of establishing a performance track record.

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
Net Liquid Assets
Our current financial condition is highly liquid, primarily comprising cash and cash equivalents, seed investments and accounts receivable. Liquid assets are reduced by current liabilities (generally defined as obligations due within one year), which include accrued compensation, distribution and service fees payable, income taxes payable, and other liabilities and accrued expenses (together, net liquid assets). The Company does not currently have any debt outstanding.
The following table summarizes net liquid assets for the periods presented (in thousands):

	March 31, 2018	December 31, 2017
Financial Condition Data:
Cash and cash equivalents:
Held in the U.S.	$85,076	$109,075
Held outside the U.S.	83,568	84,377
Total cash and cash equivalents	168,644	193,452
Seed investments (1)	62,982	63,416
Accounts receivable	63,016	53,854
Current liabilities	(42,666)	(69,086)
Net liquid assets	$251,976	$241,636
_________________________

(1)
Excludes certain illiquid investments classified as level 3 and investments measured at NAV (or its equivalent) as a practical expedient in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement, which we are contractually prohibited from redeeming.

Cash and cash equivalents
Cash and cash equivalents are on deposit with three major financial institutions and consist of short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
Seed investments
Seed investments include equity investments at fair value, trading investments and equity method investments. Seed investments are presented net of redeemable noncontrolling interests.
Accounts receivable
Accounts receivable primarily represents investment advisory and administration fees receivable. At March 31, 2018, institutional accounts comprised 62% of total accounts receivable, while open-end and closed-end funds, together, comprised 33% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at March 31, 2018, there were no past due items related to institutional accounts. Receivables associated with open-end and closed-end funds are generally collected on the first business day of the following month.
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

The following table summarizes cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash Flow Data:
Net cash provided by (used in) operating activities	$(29,072)	$(1,812)
Net cash provided by (used in) investing activities	(2,743)	(3,448)
Net cash provided by (used in) financing activities	6,740	(21,637)
Net increase (decrease) in cash and cash equivalents	(25,075)	(26,897)
Effect of foreign exchange rate changes on cash and cash equivalents	267	348
Cash and cash equivalents, beginning of the period	193,452	183,234
Cash and cash equivalents, end of the period	$168,644	$156,685
Cash and cash equivalents, excluding the effect of foreign exchange rate changes, decreased $25.1 million for the three months ended March 31, 2018. Net cash used in operating activities was $29.1 million for the three months ended March 31, 2018. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $2.7 million, which included $3.9 million of investment purchases, including the seeding of two new track record accounts, partially offset by $2.0 million of proceeds from the sale of investments. Net cash provided by financing activities was $6.7 million and primarily consisted of contributions from redeemable noncontrolling interest of $34.4 million, partially offset by dividends paid to stockholders of $15.4 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.5 million.
Cash and cash equivalents for the three months ended March 31, 2017 decreased $26.9 million, excluding the effect of foreign exchange rate changes. Net cash used in operating activities for the three months ended March 31, 2017 was $1.8 million. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $3.4 million, which included purchases of available-for-sale investments in the amount of $9.5 million including a seed investment of $8.3 million in a track record account for a new real assets multi-strategy portfolio and purchases of property and equipment in the amount of approximately $649,000, partially offset by proceeds from sales of available-for-sale investments in the amount of $6.7 million, including approximately $5.0 million from the partial redemption of our seed investment in Cohen & Steers Low Duration Preferred and Income Fund, Inc. Net cash of $21.6 million was used in financing activities, primarily for dividends paid to stockholders of $13.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $9.0 million, partially offset by issuance of common stock of approximately $219,000 and contributions from redeemable noncontrolling interest of approximately $174,000.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At March 31, 2018, we exceeded our minimum regulatory capital requirements by approximately $3.3 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At March 31, 2018, CSAL and CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $75.1 million.
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
On May 3, 2018, the Board of Directors approved and the Company declared a quarterly dividend on its common stock in the amount of $0.33 per share. The dividend will be payable on June 21, 2018 to the stockholders of record at the close of business on May 31, 2018.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). At March 31, 2018, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at March 31, 2018.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at March 31, 2018 (in thousands):

	2018	2019	2020	2021	2022	2023 and after	Total
Operating leases	$10,407	$13,579	$12,140	$11,038	$10,916	$11,844	$69,924
Other liability	675	675	675	675	675	5,057	$8,432
Total	$11,082	$14,254	$12,815	$11,713	$11,591	$16,901	$78,356
Operating Leases
Operating leases consist of noncancelable long-term operating leases for office space, information technology applications, market data and certain office equipment.
Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in December 2017 (the Tax Act). This tax liability, which is payable over eight years on an interest-free basis, was included as part of income tax payable on our condensed consolidated statement of financial condition at March 31, 2018.
The transition tax liability in connection with the enactment of the Tax Act discussed above may change due to, among other things, additional guidance that may be issued by the U.S. Department of the Treasury with respect to the Tax Act and revisions to the Company's assumptions as further information and interpretations become available.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at March 31, 2018. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at March 31, 2018 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2018	258,980	$40.65	—	—
February 1 through February 28, 2018	—	$—	—	—
March 1 through March 31, 2018	290	$41.88	—	—
Total	259,270	$40.65	—	—
_________________________

(1)
Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 6. Exhibits

Any agreements or other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) at March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

_________________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2018	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 10, 2018	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer