Form 10-Q
period 2018-06-30
COHEN & STEERS INC
filed 2018-08-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2018 was 46,757,286.
________________________________________________________

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q

* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management’s current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2017 (the Form 10-K), which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$193,729	$193,452
Investments ($414) (1) ($112,521 and $68,101) (2)	147,668	108,106
Accounts receivable	50,586	53,854
Due from brokers ($8,978 and $5,410) (2)	11,435	6,429
Property and equipment—net	14,571	15,040
Goodwill and intangible assets—net	20,028	20,379
Deferred income tax asset—net	3,845	5,812
Other assets ($1,817 and $931) (2)	8,254	7,053
Total assets	$450,116	$410,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$20,737	$41,370
Distribution and service fees payable	6,361	6,231
Income tax payable	14,309	19,892
Due to brokers ($5,480 and $3,203) (2)	5,475	3,282
Deferred rent	5,877	5,994
Other liabilities and accrued expenses ($310 and $291) (2)	9,357	10,025
Total liabilities	62,116	86,794
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	84,995	47,795
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,802,555 and 51,104,593 shares issued at June 30, 2018 and December 31, 2017, respectively	518	511
Additional paid-in capital	584,035	570,486
Accumulated deficit	(111,333)	(137,972)
Accumulated other comprehensive loss, net of tax	(5,843)	(3,671)
Less: Treasury stock, at cost, 5,049,225 and 4,789,608 shares at June 30, 2018 and December 31, 2017, respectively	(164,372)	(153,818)
Total stockholders’ equity	303,005	275,536
Total liabilities and stockholders’ equity	$450,116	$410,125
_________________________

(1)	Pledged as collateral attributable to the consolidated balances of the Cohen & Steers Active Commodities Strategy Fund, Inc. at December 31, 2017.

(2)
Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2018 and December 31, 2017 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Revenue:
Investment advisory and administration fees	$84,420	$82,236	$168,854	$161,844
Distribution and service fees	7,257	7,663	14,657	15,059
Portfolio consulting and other	2,733	2,815	5,363	5,552
Total revenue	94,410	92,714	188,874	182,455
Expenses:
Employee compensation and benefits	32,506	30,412	63,662	59,795
Distribution and service fees	12,440	13,594	25,282	26,757
General and administrative	11,972	10,328	24,157	20,884
Depreciation and amortization	1,205	1,023	2,267	2,134
Total expenses	58,123	55,357	115,368	109,570
Operating income	36,287	37,357	73,506	72,885
Non-operating income (loss):
Interest and dividend income	2,886	786	4,687	1,285
Gain (loss) from investments—net	(603)	(194)	(5,105)	(175)
Other gains (losses)—net	(3,061)	(331)	(559)	(622)
Total non-operating income (loss)	(778)	261	(977)	488
Income before provision for income taxes	35,509	37,618	72,529	73,373
Provision for income taxes	9,940	14,620	18,036	27,431
Net income	25,569	22,998	54,493	45,942
Less: Net (income) loss attributable to redeemable noncontrolling interest	4,390	476	3,052	517
Net income attributable to common stockholders	$29,959	$23,474	$57,545	$46,459

Earnings per share attributable to common stockholders:
Basic	$0.64	$0.51	$1.23	$1.00
Diluted	$0.63	$0.50	$1.22	$0.99
Dividends declared per share	$0.33	$0.28	$0.66	$0.56
Weighted average shares outstanding:
Basic	46,819	46,373	46,751	46,308
Diluted	47,311	46,902	47,237	46,753
_________________________

(1)
Certain amounts have been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018. See Notes 2 and 3 for further discussion of the Company's recently adopted accounting pronouncements and revenue, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$25,569	$22,998	$54,493	$45,942
Less: Net (income) loss attributable to redeemable noncontrolling interest	4,390	476	3,052	517
Net income attributable to common stockholders	29,959	23,474	57,545	46,459
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1,615)	887	(1,077)	1,374
Net unrealized gain (loss) from available-for-sale investments (1)	—	(296)	—	118
Reclassification to statements of operations of (gain) loss from available-for-sale investments	—	(83)	—	(118)
Other comprehensive income (loss)	(1,615)	508	(1,077)	1,374
Total comprehensive income attributable to common stockholders	$28,344	$23,982	$56,468	$47,833
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

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
For the Six Months Ended June 30, 2018 and 2017
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
January 1, 2017	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
Dividends	—	—	(26,798)	—	—	(26,798)	—	—
Issuance of common stock	7	467	—	—	—	474	—	673
Repurchase of common stock	—	—	—	—	(9,072)	(9,072)	—	(263)
Issuance of restricted stock units	—	1,156	—	—	—	1,156	—	—
Amortization of restricted stock units—net	—	11,002	(285)	—	—	10,717	—	—
Forfeitures of restricted stock units	—	(71)	—	—	—	(71)	—	—
Net income (loss)	—	—	46,459	—	—	46,459	(517)	—
Other comprehensive income (loss), net of tax	—	—	—	1,374	—	1,374	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	45,132	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(49)	—
June 30, 2017	$511	$556,383	$(108,581)	$(4,511)	$(153,749)	$290,053	$45,419	46,300

January 1, 2018	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795	46,315
Cumulative-effect adjustment due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—	—
Dividends	—	—	(32,001)	—	—	(32,001)	—	—
Issuance of common stock	7	437	—	—	—	444	—	698
Repurchase of common stock	—	—	—	—	(10,554)	(10,554)	—	(260)
Issuance of restricted stock units	—	1,434	—	—	—	1,434	—	—
Amortization of restricted stock units—net	—	11,686	—	—	—	11,686	—	—
Forfeitures of restricted stock units	—	(8)	—	—	—	(8)	—	—
Net income (loss)	—	—	57,545	—	—	57,545	(3,052)	—
Other comprehensive income (loss), net of tax	—	—	—	(1,077)	—	(1,077)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	44,490	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(4,238)	—
June 30, 2018	$518	$584,035	$(111,333)	$(5,843)	$(164,372)	$303,005	$84,995	46,753
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$54,493	$45,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,745	10,717
Amortization of deferred commissions	903	1,758
Depreciation and amortization	2,267	2,134
Deferred rent	(117)	(116)
(Gain) loss from investments—net	5,105	175
Deferred income taxes	1,983	1,143
Foreign currency (gain) loss	(769)	(96)
Changes in operating assets and liabilities:
Accounts receivable	4,037	(4,251)
Due from brokers	(5,006)	(12,873)
Deferred commissions	(592)	(952)
Investments within consolidated funds	(42,342)	(60,592)
Other assets	(1,475)	(226)
Accrued compensation	(20,607)	(16,268)
Distribution and service fees payable	130	637
Due to brokers	2,193	11,835
Income tax payable	(5,583)	(792)
Other liabilities and accrued expenses	(301)	269
Net cash provided by (used in) operating activities	6,064	(21,556)
Cash flows from investing activities:
Proceeds from redemptions of equity method investments—net	26	—
Purchases of investments	(7,345)	(12,552)
Proceeds from sales of investments	4,890	19,822
Purchases of property and equipment	(1,753)	(1,552)
Net cash provided by (used in) investing activities	(4,182)	5,718
Cash flows from financing activities:
Issuance of common stock	377	403
Repurchase of common stock	(10,554)	(9,072)
Dividends to stockholders	(30,893)	(25,960)
Distributions to redeemable noncontrolling interest	(4,238)	(49)
Contributions from redeemable noncontrolling interest	44,490	45,132
Net cash provided by (used in) financing activities	(818)	10,454
Net increase (decrease) in cash and cash equivalents	1,064	(5,384)
Effect of foreign exchange rate changes on cash and cash equivalents	(787)	564
Cash and cash equivalents, beginning of the period	193,452	183,234
Cash and cash equivalents, end of the period	$193,729	$178,414
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

Supplemental disclosures of cash flow information:
During the six months ended June 30, 2018 and 2017, the Company paid taxes, net of tax refunds, of approximately $21,692,000 and $27,190,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of approximately $326,000 and $318,000 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $1,108,000 and $838,000, respectively.
During the six months ended June 30, 2018, the Company's proportionate ownership interest in the Cohen & Steers Funds ICAV (ICAV), an Irish alternative investment fund, increased and, as a result, the Company consolidated the assets and liabilities and the results of operations of ICAV.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company reclassified certain prior period amounts in the condensed consolidated financial statements to conform with the current period presentation.
Recently Adopted Accounting Pronouncements—In May 2017, the Financial Accounting Standards Board (FASB) issued new guidance for modification accounting related to share-based payment transactions in order to provide clarity and to reduce current diversity in practice. This new guidance does not fundamentally change the notion of a modification. Instead, the amendments clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments became effective on January 1, 2018 and required prospective application. The Company's adoption of the new guidance did not have a material effect on its condensed consolidated financial statements and related disclosures.
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
The adoption of the new revenue recognition standard resulted in the following changes to the Company's previously reported results for the periods presented (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Previously Reported	Net Adjustments Due to New Revenue Standard	Recast	Previously Reported	Net Adjustments Due to New Revenue Standard	Recast
Revenue:
Investment advisory and administration fees	$84,893	$(2,657)	$82,236	$166,796	$(4,952)	$161,844
Distribution and service fees	5,104	2,559	7,663	10,150	4,909	15,059
Total	$89,997	$(98)	$89,899	$176,946	$(43)	$176,903

Expenses:
Distribution and service fees	$10,157	$2,633	$12,790	$19,937	$5,062	$24,999
General and administrative	13,059	(2,731)	10,328	25,989	(5,105)	20,884
Total	$23,216	$(98)	$23,118	$45,926	$(43)	$45,883
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
A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has (i) the power to direct the activities of the VIE that most significantly affect its performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Investments and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. The Company assesses whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. VIEs for which the Company is deemed to be the primary beneficiary are consolidated.
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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination on an ongoing basis and at each statement of financial condition date. At June 30, 2018, the Company's investments were comprised of equity investments at fair value, trading investments and equity method investments. Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
Investments classified as equity method investments represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. As of June 30, 2018, the Company’s equity method investment consisted of an interest in a Company-sponsored limited partnership which measures its underlying investments at fair value based on quoted market prices or NAV (or its equivalent) as a practical expedient and reports a net asset value on a recurring basis. The carrying amount of this investment approximated its fair value.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At June 30, 2018, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company enters into foreign exchange contracts to hedge its currency exposure related to certain client receivables. These instruments are measured at fair value with gains and losses recorded in other gains (losses)—net in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end funds. Investment advisory fees are earned pursuant to the terms of investment management agreements and are based on a contractual fee rate applied to the average assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and, therefore, are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets.
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of the Company’s sponsored open-end funds distributed by CSS.
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in a Company-sponsored open-end fund. Distribution fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets. For both the three and six months ended June 30, 2018 and 2017, a portion of the distribution fee revenue recognized in the current period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and, therefore, are accounted for as a series satisfied over time using a time-based method (days elapsed). Service fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets.
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
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing and marketing and support of the Company’s sponsored open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management or the number of accounts being serviced.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company’s condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(5,843,000) and $(4,781,000) as of June 30, 2018 and December 31, 2017, respectively. Gains or losses resulting from non-U.S. dollar currency transactions are included in other non-operating income (loss) in the condensed consolidated statements of operations.
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
In February 2016, the FASB issued guidance introducing a new lease model which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new guidance establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The guidance also requires disclosures by lessees and lessors to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued amendments to the guidance intended to provide supplemental narrow-scope improvements and clarifications. The new guidance, along with the amendments, are effective on January 1, 2019, with early adoption permitted. Furthermore, the Company is allowed the option of applying certain practical expedients and must apply the new guidance using a modified retrospective approach. While the Company is continuing to assess the effect of adoption, it currently believes the most significant change relates to the recognition of new ROU assets and lease liabilities on its condensed consolidated statements of financial condition for its office space and other operating leases. The Company does not expect a significant change in its leasing activity between now and adoption. Lastly, the Company is still assessing which of the available practical expedients it plans to elect upon adoption.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and revenue by vehicle for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Client domicile:
North America	$80,109	$76,286	$159,816	$149,666
Japan	8,883	10,785	17,976	21,910
Asia excluding Japan	3,058	2,785	6,093	5,432
Europe	2,360	2,858	4,989	5,447
Total	$94,410	$92,714	$188,874	$182,455

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Vehicle:
Open-end funds (1)	$47,778	$45,975	$95,230	$89,929
Closed-end funds	19,133	19,512	38,310	38,392
Institutional accounts	24,766	24,412	49,971	48,582
Portfolio consulting and other	2,733	2,815	5,363	5,552
Total	$94,410	$92,714	$188,874	$182,455
________________________

(1)
Included distribution and service fees of $7.3 million and $7.7 million for three months ended June 30, 2018 and 2017, respectively, and $14.7 million and $15.1 million for the six months ended June 30, 2018 and 2017, respectively.

4. Investments
The following table summarizes the Company’s investments for the periods presented (in thousands):

June 30, 2018
Equity investments at fair value	$61,396
Trading investments	86,235
Equity method investments	37
Total investments	$147,668

December 31, 2017
Trading investments	$74,856
Equity method investments	6,176
Available-for-sale investments	27,074
Total investments	$108,106

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Equity investments at fair value—represents equity investments held within the affiliated funds that the Company consolidates, individual investments held directly for the purposes of establishing performance track records and seed investments in Company-sponsored funds. These investments include equity securities, investment-grade preferred instruments and investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. Investments in equity securities are measured at fair value generally based on quoted market prices, market prices obtained from independent pricing services engaged by management or as determined by management and approved by the Company's valuation committee.
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
The Company seeded one new fund during the six months ended June 30, 2018 and two new funds during the six months ended June 30, 2017.
The following tables summarize gain (loss) from investments for the periods presented (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Gain (loss) from investments—net (1)
Net realized gains (losses) during the period	$(322)	$(167)
Net unrealized gains (losses) during the period on investments still held at the end of the period	(281)	(4,938)
Gain (loss) from investments—net	$(603)	$(5,105)
_________________________

(1)	Included net income (loss) attributable to redeemable noncontrolling interest for the periods presented.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Gain (loss) from trading investments—net (1)	$2	$275
Equity in earnings (losses) of affiliates—net	(279)	(568)
Gain (loss) from available-for-sale investments—net	83	118
Total gain (loss) from investments	$(194)	$(175)
_________________________

(1)	Included net income (loss) attributable to redeemable noncontrolling interest for the periods presented.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs, which included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), the Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred) and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP) for the periods presented (in thousands):

	June 30, 2018
	GLI SICAV	GRP-CIP	SICAV Preferred	SICAV RAP	Total
Assets (1)
Investments	$5,720	$743	$96,288	$9,770	$112,521
Due from brokers	279	173	8,264	262	8,978
Other assets	107	—	1,612	98	1,817
Total assets	$6,106	$916	$106,164	$10,130	$123,316

Liabilities (1)
Due to brokers	$—	$—	$5,357	$123	$5,480
Other liabilities and accrued expenses	72	5	165	68	310
Total liabilities	$72	$5	$5,522	$191	$5,790

	December 31, 2017
	GLI SICAV	GRP-CIP	SICAV Preferred	Total
Assets (1)
Investments	$5,961	$1,330	$60,810	$68,101
Due from brokers	285	202	4,923	5,410
Other assets	32	—	899	931
Total assets	$6,278	$1,532	$66,632	$74,442

Liabilities (1)
Due to brokers	$35	$—	$3,168	$3,203
Other liabilities and accrued expenses	87	5	199	291
Total liabilities	$122	$5	$3,367	$3,494
_________________________

(1)	The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments for the year ended December 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Common stocks	$6,782	$639	$(183)	$7,238
Company-sponsored funds	13,376	1,269	(13)	14,632
Fixed income	3,966	15	(20)	3,961
Preferred securities	1,100	29	(5)	1,124
Other	100	19	—	119
Total available-for-sale investments	$25,324	$1,971	$(221)	$27,074
_________________________
(1)    At December 31, 2017, there were no securities with unrealized losses continuously for a period of more than 12 months.

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
The following table summarizes sales proceeds, gross realized gains and losses from available-for-sale investments for the periods presented (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Proceeds from sales	$13,024	$19,910
Gross realized gains	216	314
Gross realized losses	(133)	(196)

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments. In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. Transfers among levels, if any, are recorded at the end of the reporting period. There were no such transfers for the three and six months ended June 30, 2018.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents fair value measurements as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$181,725	$—	$—	$—	$181,725
Equity investments at fair value
Common stocks	$22,903	$—	$—	$—	$22,903
Company-sponsored funds	14,405	—	—	—	14,405
Limited partnership interests	1,454	—	—	743	2,197
Preferred securities	17,219	4,560	—	—	21,779
Other	—	—	—	112	112
Total	$55,981	$4,560	$—	$855	$61,396
Trading investments
Fixed income	$—	$86,235	$—	$—	$86,235
Total	$—	$86,235	$—	$—	$86,235
Equity method investments	$—	$—	$—	$37	$37

Total investments	$55,981	$90,795	$—	$892	$147,668

Derivatives - assets
Commodity contracts	$343	$—	$—	$—	$343
Foreign exchange contracts	—	327	—	—	327
Total	$343	$327	$—	$—	$670
Derivatives - liabilities
Commodity contracts	$579	$—	$—	$—	$579
Total	$579	$—	$—	$—	$579
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position. These investments were comprised of:

•
Equity investments at fair value - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities, both of which are valued based on the NAVs of the underlying investments. At June 30, 2018, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.

•
Equity method investments - the Company's partnership interest in a Company-sponsored limited partnership that invests in non-registered real estate funds, which approximated its fair value based on the fund's NAV. At June 30, 2018, the Company's ownership in this limited partnership was approximately 0.2%. The Company's risk with respect to this investment is limited to its equity ownership and any uncollected management fees. At June 30, 2018, the Company did not have the ability to redeem this investment.

The following table presents fair value measurements as of December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$173,270	$—	$—	$—	$173,270
Trading investments
Common stocks	$5,961	$—	$—	$—	$5,961
Fixed income	—	6,755	—	—	6,755
Limited partnership interests	—	—	605	725	1,330
Preferred securities	7,658	53,152	—	—	60,810
Total	$13,619	$59,907	$605	$725	$74,856
Equity method investments	$—	$—	$—	$6,176	$6,176
Available-for-sale investments
Common stocks	$7,238	$—	$—	$—	$7,238
Company-sponsored funds	14,632	—	—	—	14,632
Fixed income	—	3,961	—	—	3,961
Preferred securities	999	125	—	—	1,124
Other	—	—	—	119	119
Total	$22,869	$4,086	$—	$119	$27,074

Total investments	$36,488	$63,993	$605	$7,020	$108,106

Derivatives - assets
Commodity contracts	$487	$—	$—	$—	$487
Total	$487	$—	$—	$—	$487
Derivatives - liabilities
Commodity contracts	$286	$—	$—	$—	$286
Foreign exchange contracts	—	64	—	—	64
Total	$286	$64	$—	$—	$350

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
Trading investments classified as level 3 in the above table were comprised of a limited partner interest in a limited partnership vehicle that invested in a private equity vehicle that invested directly in real estate which was valued using a contractual selling price.
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
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position. These investments were comprised of:

•
Trading investments - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds, which are valued based on the NAVs of the underlying funds. At December 31, 2017, the Company did not have the ability to redeem these interests.

•
Equity method investments - the Company's partnership interests in Company-sponsored limited partnerships. One such partnership invests in private equity vehicles that invest directly in real estate and non-registered real estate funds and the Company did not have the ability to redeem this investment. The other partnership invests indirectly in exchange-traded commodity futures contracts and other commodity-related derivatives and the Company had the ability to redeem this investment monthly at NAV with prior written notice of 5 days.

•	Available-for-sale investments - the Company's co-investment in a Cayman trust invested in global listed infrastructure securities.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
	Trading Investments
	Limited Partnership Interests
Balance at beginning of the period	$—	$1,476		$605	$1,196
Purchases / contributions	—	114		—	138
Sales / distributions	—	—		(598)	—
Realized gains (losses)	—	—		(68)	—
Unrealized gains (losses)	—	(128)	(1)	61	128	(1)
Transfers into (out of) level 3	—	—		—	—
Balance at end of the period	$—	$1,462		$—	$1,462

_________________________
(1)    Pertains to unrealized gains (losses) from investments still held at June 30, 2017.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. Derivatives
The following tables summarize the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts for the periods presented (in thousands):

	June 30, 2018
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Commodity contracts	$13,070	$343	$4,867	$579
Foreign exchange contracts	11,400	327	—	—
Total derivatives	$24,470	$670	$4,867	$579

	December 31, 2017
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Commodity contracts	$8,939	$487	$6,876	$286
Foreign exchange contracts	—	—	12,279	64
Total derivatives	$8,939	$487	$19,155	$350
Cash included in due from broker on the condensed consolidated statement of financial condition of approximately $1,007,000 at June 30, 2018 was held as collateral for futures contracts. Investments on the condensed consolidated statements of financial condition of approximately $414,000 at December 31, 2017 were held as collateral for futures contracts.
The following table summarizes gains (losses) from derivative financial instruments for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commodity contracts	$27	$(409)	$(7)	$(856)
Foreign exchange contracts	1,237	(479)	391	(1,334)
Total	$1,264	$(888)	$384	$(2,190)

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
There were no anti-dilutive common stock equivalents for both the three months ended June 30, 2018 and 2017, as well as for the six months ended June 30, 2018. Anti-dilutive common stock equivalents of approximately 9,000 shares were excluded from the computation for the six months ended June 30, 2017.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table reconciles income and share data used in the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$25,569	$22,998	$54,493	$45,942
Less: Net (income) loss attributable to redeemable noncontrolling interest	4,390	476	3,052	517
Net income attributable to common stockholders	$29,959	$23,474	$57,545	$46,459
Basic weighted average shares outstanding	46,819	46,373	46,751	46,308
Dilutive potential shares from restricted stock units	492	529	486	445
Diluted weighted average shares outstanding	47,311	46,902	47,237	46,753
Basic earnings per share attributable to common stockholders	$0.64	$0.51	$1.23	$1.00
Diluted earnings per share attributable to common stockholders	$0.63	$0.50	$1.22	$0.99

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2018 was approximately 24.9%, compared with 38.4% for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, net of a benefit related to an adjustment to the Company's transition tax liability. The effective tax rate for the three months ended June 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state, local and foreign taxes. The effective tax rate for the six months ended June 30, 2018 was approximately 23.9%, compared with 37.1% for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, net of benefits related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability. The effective tax rate for the six months ended June 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes, partially offset by the release of certain tax reserves.
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
In connection with the enactment of the Tax Act, the Company recorded a provisional transition tax at December 31, 2017, which reflected a one-time tax on deemed repatriated accumulated earnings and profits of the Company’s foreign subsidiaries. The transition tax, which is payable over eight years on an interest-free basis, was included as part of income tax payable on the Company's condensed consolidated statements of financial condition at June 30, 2018 and December 31, 2017. Based on refinement of the calculation, the Company adjusted its transition tax liability from $8.4 million at December 31, 2017 to $8.3 million at June 30, 2018. On August 1, 2018, the U.S. Department of the Treasury and the Internal Revenue Service issued proposed regulations related to the calculation of the transition tax liability. Based on the Company’s preliminary assessment of the proposed regulations, it does not expect to make any material adjustments to its transition tax liability. However, this could change once the proposed regulations become finalized.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At June 30, 2018, CSS had net capital of approximately $3,500,000, which exceeded its requirements by approximately $3,272,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital.
CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL and CSUK are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At June 30, 2018, CSAL and CSUK had aggregate regulatory capital of approximately $80,890,000, which exceeded aggregate regulatory capital requirements by approximately $75,732,000.

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table summarizes the amount of revenue the Company earned from these affiliated funds for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment advisory and administration fees (1)	$59,590	$57,914	$118,894	$113,442
Distribution and service fees	7,257	7,663	14,657	15,059
Total	$66,847	$65,577	$133,551	$128,501
_________________________

(1)
Investment advisory and administration fees are reflected net of fund reimbursements of approximately $1.6 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $4.3 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$7,729	$10,070	$7,729	$15,105
Gross realized gains	—	60	—	80
Gross realized losses	(4,447)	—	(4,447)	—
Dividend income	115	133	267	388
Included in accounts receivable at June 30, 2018 and December 31, 2017 are receivables due from Company-sponsored funds of approximately $22,141,000 and $23,666,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. Commitments and Contingencies
Rent expense charged to operations, including escalation charges for real estate and other expenses, totaled approximately $2,920,000 and $2,800,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $5,886,000 and $5,600,000 for the six months ended June 30, 2018 and 2017, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. At June 30, 2018, there are no matters pending that the Company believes could have a material adverse effect on its condensed consolidated statement of financial position, results of operations or cash flows.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), a portion of which is made through GRP-TE and the remainder of which is made through Cohen & Steers Co-Investment Partnership, L.P. for up to 12 years through the life of GRP-TE. At June 30, 2018, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company’s unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. At June 30, 2018, the unfunded commitment was not recorded on the Company’s condensed consolidated statements of financial condition.

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
On August 2, 2018, the Company declared a quarterly dividend on its common stock in the amount of $0.33 per share. The dividend will be payable on August 30, 2018 to stockholders of record at the close of business on August 16, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Recent Business Developments

•
In May, we launched the Cohen & Steers Preferred Securities Fund (the “Preferred LP Fund”) a series fund of the Cohen & Steers Series LP that is available to qualified purchasers. The Preferred LP Fund was launched with initial third-party investment commitments of approximately $121 million.

•
In June, we launched the Cohen & Steers SICAV Diversified Real Assets Fund which provides non-U.S. investors with a turnkey multi-strategy solution providing daily liquidity for gaining strategic exposure to multiple categories of real assets. In connection with the launch of this fund, we made an initial seed investment of $10 million in the fund.

•
During the second quarter, we seeded a new Midstream Energy MLP Focus strategy, bringing us to a total of seven different seed accounts created for the purpose of establishing or maintaining performance track records.

Assets Under Management
The following table summarizes net flows, market appreciation (depreciation) and distributions of assets under management by investment vehicle for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Institutional Accounts
Assets under management, beginning of period	$27,438	$28,935	$29,396	$28,659
Inflows	752	1,031	1,495	1,875
Outflows	(714)	(588)	(1,549)	(1,117)
Net inflows (outflows)	38	443	(54)	758
Market appreciation (depreciation)	1,374	881	108	1,524
Distributions	(566)	(849)	(1,166)	(1,660)
Transfers	32	47	32	176
Total increase (decrease)	878	522	(1,080)	798
Assets under management, end of period	$28,316	$29,457	$28,316	$29,457
Average assets under management	$27,412	$29,219	$27,596	$29,120

Open-end Funds
Assets under management, beginning of period	$22,136	$20,361	$23,304	$19,576
Inflows	2,119	2,435	4,654	4,751
Outflows	(1,989)	(1,548)	(4,527)	(3,274)
Net inflows (outflows)	130	887	127	1,477
Market appreciation (depreciation)	906	674	(53)	1,172
Distributions	(313)	(262)	(519)	(436)
Transfers	(32)	(47)	(32)	(176)
Total increase (decrease)	691	1,252	(477)	2,037
Assets under management, end of period	$22,827	$21,613	$22,827	$21,613
Average assets under management	$22,340	$21,093	$22,320	$20,610

Closed-end Funds
Assets under management, beginning of period	$8,888	$9,218	$9,406	$8,963
Inflows	12	—	12	—
Outflows	—	—	—	—
Net inflows (outflows)	12	—	12	—
Market appreciation (depreciation)	289	271	(101)	648
Distributions	(128)	(122)	(256)	(244)
Total increase (decrease)	173	149	(345)	404
Assets under management, end of period	$9,061	$9,367	$9,061	$9,367
Average assets under management	$8,965	$9,345	$9,028	$9,248

Total
Assets under management, beginning of period	$58,462	$58,514	$62,106	$57,198
Inflows	2,883	3,466	6,161	6,626
Outflows	(2,703)	(2,136)	(6,076)	(4,391)
Net inflows (outflows)	180	1,330	85	2,235
Market appreciation (depreciation)	2,569	1,826	(46)	3,344
Distributions	(1,007)	(1,233)	(1,941)	(2,340)
Total increase (decrease)	1,742	1,923	(1,902)	3,239
Assets under management, end of period	$60,204	$60,437	$60,204	$60,437
Average assets under management	$58,717	$59,657	$58,944	$58,978

The following table summarizes net flows, market appreciation (depreciation) and distributions of assets under management by institutional account type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Japan Subadvisory
Assets under management, beginning of period	$9,876	$13,390	$11,458	$13,699
Inflows	34	582	103	993
Outflows	(186)	(253)	(591)	(358)
Net inflows (outflows)	(152)	329	(488)	635
Market appreciation (depreciation)	691	357	45	553
Distributions	(566)	(849)	(1,166)	(1,660)
Total increase (decrease)	(27)	(163)	(1,609)	(472)
Assets under management, end of period	$9,849	$13,227	$9,849	$13,227
Average assets under management	$9,524	$13,271	$9,843	$13,388

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,348	$6,128	$6,597	$5,892
Inflows	172	168	453	353
Outflows	(432)	(176)	(747)	(319)
Net inflows (outflows)	(260)	(8)	(294)	34
Market appreciation (depreciation)	230	236	15	430
Total increase (decrease)	(30)	228	(279)	464
Assets under management, end of period	$6,318	$6,356	$6,318	$6,356
Average assets under management	$6,329	$6,276	$6,368	$6,159

Advisory
Assets under management, beginning of period	$11,214	$9,417	$11,341	$9,068
Inflows	546	281	939	529
Outflows	(96)	(159)	(211)	(440)
Net inflows (outflows)	450	122	728	89
Market appreciation (depreciation)	453	288	48	541
Transfers	32	47	32	176
Total increase (decrease)	935	457	808	806
Assets under management, end of period	$12,149	$9,874	$12,149	$9,874
Average assets under management	$11,559	$9,672	$11,385	$9,573

Total Institutional Accounts
Assets under management, beginning of period	$27,438	$28,935	$29,396	$28,659
Inflows	752	1,031	1,495	1,875
Outflows	(714)	(588)	(1,549)	(1,117)
Net inflows (outflows)	38	443	(54)	758
Market appreciation (depreciation)	1,374	881	108	1,524
Distributions	(566)	(849)	(1,166)	(1,660)
Transfers	32	47	32	176
Total increase (decrease)	878	522	(1,080)	798
Assets under management, end of period	$28,316	$29,457	$28,316	$29,457
Average assets under management	$27,412	$29,219	$27,596	$29,120

The following table summarizes net flows, market appreciation (depreciation) and distributions of assets under management by investment strategy for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Real Estate
Assets under management, beginning of period	$24,705	$28,719	$27,580	$28,927
Inflows	1,031	1,605	2,354	3,046
Outflows	(1,104)	(1,132)	(2,715)	(2,289)
Net inflows (outflows)	(73)	473	(361)	757
Market appreciation (depreciation)	1,945	682	187	1,080
Distributions	(740)	(978)	(1,410)	(1,868)
Transfers	—	—	(159)	—
Total increase (decrease)	1,132	177	(1,743)	(31)
Assets under management, end of period	$25,837	$28,896	$25,837	$28,896
Average assets under management	$24,726	$28,898	$24,959	$28,921

Preferred Securities
Assets under management, beginning of period	$13,012	$10,560	$13,018	$9,880
Inflows	1,020	1,430	2,220	2,529
Outflows	(939)	(535)	(1,935)	(1,221)
Net inflows (outflows)	81	895	285	1,308
Market appreciation (depreciation)	(22)	420	(249)	809
Distributions	(139)	(126)	(281)	(248)
	—	—	159	—
Total increase (decrease)	(80)	1,189	(86)	1,869
Assets under management, end of period	$12,932	$11,749	$12,932	$11,749
Average assets under management	$12,984	$11,125	$12,976	$10,677

Global/International Real Estate
Assets under management, beginning of period	$10,965	$9,785	$11,108	$9,403
Inflows	668	225	1,132	614
Outflows	(270)	(341)	(557)	(541)
Net inflows (outflows)	398	(116)	575	73
Market appreciation (depreciation)	364	516	107	750
Distributions	(53)	(64)	(116)	(105)
Total increase (decrease)	709	336	566	718
Assets under management, end of period	$11,674	$10,121	$11,674	$10,121
Average assets under management	$11,177	$10,022	$11,037	$9,966

Global Listed Infrastructure
Assets under management, beginning of period	$6,758	$6,204	$6,932	$5,697
Inflows	121	121	372	278
Outflows	(137)	(88)	(210)	(129)
Net inflows (outflows)	(16)	33	162	149
Market appreciation (depreciation)	222	202	(85)	635
Distributions	(55)	(45)	(100)	(87)
Total increase (decrease)	151	190	(23)	697
Assets under management, end of period	$6,909	$6,394	$6,909	$6,394
Average assets under management	$6,845	$6,347	$6,854	$6,139

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other
Assets under management, beginning of period	$3,022	$3,246	$3,468	$3,291
Inflows	43	85	83	159
Outflows	(253)	(40)	(659)	(211)
Net inflows (outflows)	(210)	45	(576)	(52)
Market appreciation (depreciation)	60	6	(6)	70
Distributions	(20)	(20)	(34)	(32)
Total increase (decrease)	(170)	31	(616)	(14)
Assets under management, end of period	$2,852	$3,277	$2,852	$3,277
Average assets under management	$2,985	$3,265	$3,118	$3,275

Total
Assets under management, beginning of period	$58,462	$58,514	$62,106	$57,198
Inflows	2,883	3,466	6,161	6,626
Outflows	(2,703)	(2,136)	(6,076)	(4,391)
Net inflows (outflows)	180	1,330	85	2,235
Market appreciation (depreciation)	2,569	1,826	(46)	3,344
Distributions	(1,007)	(1,233)	(1,941)	(2,340)
Total increase (decrease)	1,742	1,923	(1,902)	3,239
Assets under management, end of period	$60,204	$60,437	$60,204	$60,437
Average assets under management	$58,717	$59,657	$58,944	$58,978

Investment Performance as of June 30, 2018
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

(2)
© 2018 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2018. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management at June 30, 2018 decreased 0.4% to $60.2 billion from $60.4 billion at June 30, 2017. The decrease was due to distributions of $4.3 billion, partially offset by net inflows of $1.7 billion and market appreciation of $2.4 billion. Net inflows included $1.5 billion into preferred securities. Market appreciation included $1.0 billion from U.S. real estate, $815 million from global/international real estate and $215 million from global listed infrastructure. Distributions included $3.2 billion from U.S. real estate and $573 million from preferred securities.
Average assets under management for the three months ended June 30, 2018 decreased 2% to $58.7 billion from $59.7 billion for the three months ended June 30, 2017. Average assets under management for the six months ended June 30, 2018 decreased 0.1% to $58.9 billion from $59.0 billion for the six months ended June 30, 2017.

Institutional accounts
Assets under management in institutional accounts at June 30, 2018, which represented 47% of total assets under management, decreased 4% to $28.3 billion from $29.5 billion at June 30, 2017. The decrease was primarily due to distributions from Japan subadvised accounts of $2.5 billion, partially offset by market appreciation of $1.4 billion. Market appreciation included $665 million from global/international real estate and $438 million from U.S. real estate. Distributions included $2.4 billion from U.S. real estate. Average assets under management for institutional accounts for the three months ended June 30, 2018 decreased 6% to $27.4 billion from $29.2 billion for the three months ended June 30, 2017.
Assets under management in Japan subadvised accounts at June 30, 2018, which represented 35% of institutional assets under management, decreased 26% to $9.8 billion from $13.2 billion at June 30, 2017. The decrease was due to net outflows of $1.3 billion and distributions of $2.5 billion, partially offset by market appreciation of $402 million. Net outflows included $1.3 billion from U.S. real estate. Market appreciation included $248 million from U.S. real estate and $142 million from global/international real estate. Distributions included $2.4 billion from U.S. real estate. Average assets under management for Japan subadvised accounts for the three months ended June 30, 2018 decreased 28% to $9.5 billion from $13.3 billion for the three months ended June 30, 2017.
Assets under management in institutional subadvised accounts excluding Japan at June 30, 2018, which represented 22% of institutional assets under management, decreased 1% to $6.3 billion from $6.4 billion at June 30, 2017. The decrease was due to net outflows of $452 million, partially offset by market appreciation of $413 million. Net outflows included $349 million from commodities (which is included in “Other” in the table above). Market appreciation included $234 million from global/international real estate and $58 million from large cap value (which is included in “Other” in the table above). Average assets under management for institutional subadvised accounts excluding Japan for both the three months ended June 30, 2018 and 2017 were $6.3 billion.
Assets under management in institutional advisory accounts at June 30, 2018, which represented 43% of institutional assets under management, increased 23% to $12.1 billion from $9.9 billion at June 30, 2017. The increase was due to net inflows of $1.6 billion and market appreciation of $634 million. Net inflows included $524 million into global listed infrastructure, $477 million into preferred securities and $349 million into global/international real estate. Market appreciation included $289 million from global/international real estate and $145 million from U.S. real estate. Average assets under management for institutional advisory accounts for the three months ended June 30, 2018 increased 20% to $11.6 billion from $9.7 billion for the three months ended June 30, 2017.
Open-end funds
Assets under management in open-end funds at June 30, 2018, which represented 38% of total assets under management, increased 6% to $22.8 billion from $21.6 billion at June 30, 2017. The increase was due to net inflows of $1.8 billion and market appreciation of $723 million, partially offset by distributions of $1.3 billion. Net inflows included $963 million into preferred securities and $541 million into U.S. real estate. Market appreciation included $496 million from U.S. real estate and $149 million from global/international real estate. Distributions included $709 million from U.S. real estate and $451 million from preferred securities. Average assets under management for open-end funds for the three months ended June 30, 2018 increased 6% to $22.3 billion from $21.1 billion for the three months ended June 30, 2017.
Closed-end funds
Assets under management in closed-end funds at June 30, 2018, which represented 15% of total assets under management, decreased 3% to $9.1 billion from $9.4 billion at June 30, 2017. Distributions of $518 million were partially offset by market appreciation of $200 million. Average assets under management for closed-end funds for the three months ended June 30, 2018 decreased 4% to $9.0 billion from $9.3 billion for the three months ended June 30, 2017.

Results of Operations

(in thousands, except per share data and percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. GAAP
Revenue (1)	$94,410	$92,714	$188,874	$182,455
Expenses (1)	$58,123	$55,357	$115,368	$109,570
Operating income	$36,287	$37,357	$73,506	$72,885
Non-operating income (loss)	$(778)	$261	$(977)	$488
Net income attributable to common stockholders (2)	$29,959	$23,474	$57,545	$46,459
Diluted earnings per share	$0.63	$0.50	$1.22	$0.99
Operating margin	38.4%	40.3%	38.9%	39.9%

As Adjusted (3)
Net income attributable to common stockholders (2)	$27,865	$23,415	$56,874	$45,331
Diluted earnings per share	$0.59	$0.50	$1.20	$0.97
Operating margin	38.7%	40.4%	39.6%	40.0%
_________________________

(1)	The presentation for the three and six months ended June 30, 2017 has been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

(2)	Net income for three and six months ended June 30, 2018 reflected the lower U.S. federal statutory tax rate of 21% due to the Tax Cuts and Jobs Act.

(3)	The “As Adjusted” amounts represent non-GAAP financial measures. Refer to pages 37-38 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenue
Revenue for the three months ended June 30, 2018 increased 2% to $94.4 million from $92.7 million for the three months ended June 30, 2017. The increase was primarily attributable to higher investment advisory and administration fees of $2.2 million due to higher average assets under management in open-end funds.
For the three months ended June 30, 2018:

•
Total investment advisory revenue from institutional accounts increased 2% to $24.8 million from $24.4 million for the three months ended June 30, 2017. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.2 bps and 33.5 bps for the three months ended June 30, 2018 and 2017, respectively. The increase in the annualized effective fee rate reflected net outflows from lower fee mandates.

•
Total investment advisory and administration revenue from open-end funds increased 6% to $40.5 million from $38.3 million for the three months ended June 30, 2017. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 72.8 bps and 72.9 bps for the three months ended June 30, 2018 and 2017, respectively.

•
Total investment advisory and administration revenue from closed-end funds decreased 2% to $19.1 million from $19.5 million for the three months ended June 30, 2017. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.6 bps and 83.8 bps for the three months ended June 30, 2018 and 2017, respectively. The net increase in the annualized effective fee rate reflected the realignment of administration fee rates across our mutual fund complex which was approved by the mutual fund Board of Directors in June 2017.

Expenses
Expenses for the three months ended June 30, 2018 increased 5% to $58.1 million from $55.4 million for the three months ended June 30, 2017, primarily due to higher employee compensation and benefits of $2.1 million and general and administrative expenses of $1.6 million, partially offset by lower distribution and service fees expense of $1.2 million.
Employee compensation and benefits for the three months ended June 30, 2018 increased 7% to $32.5 million from $30.4 million for the three months ended June 30, 2017, primarily due to higher incentive compensation of approximately $943,000, which included a cumulative adjustment in the second quarter of 2018, higher salaries of approximately $722,000 and amortization of restricted stock units of approximately $624,000, partially offset by lower production compensation of approximately $441,000.
Distribution and service fees expense for the three months ended June 30, 2018 decreased 9% to $12.4 million from $13.6 million for the three months ended June 30, 2017, primarily due to a continued shift in the composition of assets under management into lower cost share classes.
General and administrative expenses for the three months ended June 30, 2018 increased 16% to $12.0 million from $10.3 million for the three months ended June 30, 2017, primarily due to higher recruiting fees of approximately $391,000, research and market data expenses of approximately $324,000, professional fees of approximately $221,000, as well as higher costs associated with hosted conferences of approximately $189,000.
Operating Margin
Operating margin for the three months ended June 30, 2018 decreased to 38.4% from 40.3% for the three months ended June 30, 2017.
Non-operating Income (Loss)
Non-operating loss for the three months ended June 30, 2018 was $778,000, compared with non-operating income of $261,000 for the three months ended June 30, 2017. The change was primarily due to a decline in the results from the Company’s seed investments of $2.5 million, partially offset by foreign currency exchange gains of $953,000 and higher interest on corporate cash balances of $534,000. Non-operating loss for the three months ended June 30, 2018 included net loss attributable to redeemable noncontrolling interest of $4.4 million. Non-operating income for the three months ended June 30, 2017 included net loss attributable to redeemable noncontrolling interest of $476,000 for the three months ended June 30, 2017.
Income Taxes
Income tax expense was $9.9 million for the three months ended June 30, 2018, compared with $14.6 million for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was 24.9%, compared with 38.4% for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, net of a benefit related to an adjustment to the Company's transition tax liability. The effective tax rate for the three months ended June 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state, local and foreign taxes.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenue
Revenue for the six months ended June 30, 2018 increased 4% to $188.9 million from $182.5 million for the six months ended June 30, 2017. The increase was primarily attributable to higher investment advisory and administration fees of $7.0 million due to higher average assets under management in open-end funds.
For the six months ended June 30, 2018:

•
Total investment advisory revenue from institutional accounts increased 3% to $50.0 million from $48.6 million for the six months ended June 30, 2017. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.5 bps and 33.6 bps for the six months ended June 30, 2018 and 2017, respectively. The increase in the annualized effective fee rate reflected net outflows from lower fee mandates.

•
Total investment advisory and administration revenue from open-end funds increased 8% to $80.6 million from $74.9 million for the six months ended June 30, 2017. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 72.8 bps and 73.3 bps for the six months ended June 30, 2018 and 2017, respectively.

•
Total investment advisory and administration revenue from closed-end funds decreased 0.2% to $38.3 million from $38.4 million for the six months ended June 30, 2017. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.6 bps and 83.7 bps for the six months ended June 30, 2018 and 2017, respectively. The net increase in the annualized effective fee rate reflected the realignment of administration fee rates across our mutual fund complex which was approved by the mutual fund Board of Directors in June 2017.

Expenses
Expenses for the six months ended June 30, 2018 increased 5% to $115.4 million from $109.6 million for the six months ended June 30, 2017, primarily due to higher employee compensation and benefits of $3.9 million and general and administrative expenses of $3.3 million, partially offset by lower distribution and service fees expense of $1.5 million.
Employee compensation and benefits for the six months ended June 30, 2018 increased 6% to $63.7 million from $59.8 million for the six months ended June 30, 2017, primarily due to higher incentive compensation of approximately $1.6 million and salaries of approximately $1.6 million.
Distribution and service fees expense for the six months ended June 30, 2018 decreased 6% to $25.3 million from $26.8 million for the six months ended June 30, 2017, primarily due to a continued shift in the composition of assets under management into lower cost share classes.
General and administrative expenses for the six months ended June 30, 2018 increased 16% to $24.2 million from $20.9 million for the six months ended June 30, 2017, primarily due to expenses of approximately $871,000 associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018, higher research and market data expenses of approximately $750,000 and recruiting fees of approximately $611,000.
Operating Margin
Operating margin for the six months ended June 30, 2018 decreased to 38.9% from 39.9% for the six months ended June 30, 2017.
Non-operating Income (Loss)
Non-operating loss for the six months ended June 30, 2018 was $1.0 million, compared with non-operating income of $488,000 for the six months ended June 30, 2017. The change was primarily due to a decline in the results from the Company’s seed investments of $3.6 million, partially offset by foreign currency exchange gains of $953,000 and higher interest on corporate cash balances of $997,000. Non-operating loss for the six months ended June 30, 2018 included net loss attributable to redeemable noncontrolling interest of $3.1 million. Non-operating income for the six months ended June 30, 2017 included net loss attributable to redeemable noncontrolling interest of $517,000.
Income Taxes
Income tax expense for the six months ended June 30, 2018 was $18.0 million, compared with $27.4 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 23.9%, compared with 37.1% for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, net of benefits related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability. The effective tax rate for the six months ended June 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes, partially offset by the release of certain tax reserves.

As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 37-38 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenue
Revenue, as adjusted, for the three months ended June 30, 2018 increased 2% to $94.2 million from $92.6 million for the three months ended June 30, 2017.
Revenue, as adjusted, excluded investment advisory and administration fees attributable to the consolidation of certain of the Company's seed investments for all periods presented.
Expenses
Expenses, as adjusted, for the three months ended June 30, 2018 increased 5% to $57.8 million from $55.2 million for the three months ended June 30, 2017.
Expenses, as adjusted, excluded general and administrative expenses attributable to the consolidation of certain of the Company's seed investments for all periods presented.
Operating Margin
Operating margin, as adjusted, for the three months ended June 30, 2018 was 38.7%, compared with 40.4% for the three months ended June 30, 2017.
Non-operating Income (Loss)
Non-operating income, as adjusted, for the three months ended June 30, 2018 was $837,000, compared with $325,000 for the three months ended June 30, 2017.
Non-operating income (loss), as adjusted, excluded amounts attributable to the Company's seed investments for all periods presented and net foreign currency gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the three months ended June 30, 2018.
Income Taxes
The effective tax rate, as adjusted, for the three months ended June 30, 2018, was 25.3%, compared with 38.0% for the three months ended June 30, 2017.
The effective tax rate, as adjusted, excluded the income tax effects related to the delivery of restricted stock units and other non-GAAP adjustments for both the three months ended June 30, 2018 and 2017 as well as the amounts attributable to an adjustment to the Company's transition tax liability for the three months ended June 30, 2018.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenue
Revenue, as adjusted, for the six months ended June 30, 2018 increased 4% to $188.6 million from $182.3 million for the six months ended June 30, 2017.
Revenue, as adjusted, excluded investment advisory and administration fees attributable to the consolidation of certain of the Company's seed investments for all periods presented.
Expenses
Expenses, as adjusted, for the six months ended June 30, 2018 increased 4% to $113.9 million from $109.3 million for the six months ended June 30, 2017.
Expenses, as adjusted, excluded general and administrative expenses attributable to the consolidation of certain of the Company's seed investments for all periods presented, expenses incurred associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018 and a refund of foreign withholding taxes recorded during the six months ended June 30, 2017.

Operating Margin
Operating margin, as adjusted, for the six months ended June 30, 2018 was 39.6%, compared with 40.0% for the six months ended June 30, 2017.
Non-operating Income (Loss)
Non-operating income, as adjusted, for the six months ended June 30, 2018 was $1.4 million, compared $158,000 for the six months ended June 30, 2017.
Non-operating income (loss), as adjusted, excluded amounts attributable to the Company's seed investments for all periods presented and net foreign currency gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the six months ended June 30, 2018.
Income Taxes
The effective tax rate, as adjusted, for the six months ended June 30, 2018, was 25.3%, compared with 38.0% for the six months ended June 30, 2017.
The effective tax rate, as adjusted, excluded the income tax effects related to the delivery of restricted stock units and other non-GAAP adjustments for both the six months ended June 30, 2018 and 2017, the amounts attributable to an adjustment to the Company's transition tax liability for the six months ended June 30, 2018, and the release of certain tax reserves for the six months ended June 30, 2017.

Non-GAAP Reconciliations
Management believes that use of these non-GAAP financial measures enhances the evaluation of our results, as they provide greater transparency into our operating performance. In addition, these non-GAAP financial measures are used to prepare our internal management reports and are used by management in evaluating our business.
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

(in thousands, except per share data)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Net income attributable to common stockholders, U.S. GAAP	$29,959	$23,474		$57,545	$46,459
Deconsolidation (1)	485	(264)		966	(576)
Results from seed investments (2)	(2,154)	(64)		(380)	(132)
General and administrative (3)	—	—		871	(68)
Foreign currency exchange gain (4)	(953)	—		(953)	—
Tax adjustments (5)	528	269		(1,175)	(352)
Net income attributable to common stockholders, as adjusted	$27,865	$23,415		$56,874	$45,331

Diluted weighted average shares outstanding	47,311	46,902		47,237	46,753
Diluted earnings per share, U.S. GAAP	$0.63	$0.50		$1.22	$0.99
Deconsolidation (1)	0.01	(0.01)		0.02	(0.01)
Results from seed investments (2)	(0.04)	—	*	(0.01)	—	*
General and administrative (3)	—	—		0.02	—	*
Foreign currency exchange gain (4)	(0.02)	—		(0.02)	—
Tax adjustments (5)	0.01	0.01		(0.03)	(0.01)
Diluted earnings per share, as adjusted	$0.59	$0.50		$1.20	$0.97
_________________________

*	Amounts round to less than $0.01 per share.

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents (i) dividend income and realized (gains) losses on seed investments in Company-sponsored funds, (ii) the Company's proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized (gains) losses, and (iii) realized and unrealized (gains) losses on unconsolidated seed investments.

(3)
Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018 and a refund of foreign withholding taxes in the first quarter of 2017.

(4)
Represents net foreign currency exchange gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the three and six months ended June 30, 2018. Prior period U.S. GAAP amounts have not been recast to conform with the current period presentation as the impact to results was not material.

(5)	Tax adjustments are summarized in the following table:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tax reserves	$—	$—	$—	$(700)
Transition tax	(123)	—	(123)	—
Other tax-related items	56	(25)	(947)	53
Tax-effect of non-GAAP adjustments	595	294	(105)	295
Total tax adjustments	$528	$269	$(1,175)	$(352)

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

(in thousands, except per percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, U.S. GAAP (1)	$94,410	$92,714	$188,874	$182,455
Deconsolidation (2)	(194)	(88)	(245)	(154)
Revenue, as adjusted	$94,216	$92,626	$188,629	$182,301

Expenses, U.S. GAAP (1)	$58,123	$55,357	$115,368	$109,570
Deconsolidation (2)	(347)	(172)	(598)	(293)
General and administrative (3)	—	—	(871)	68
Expenses, as adjusted	$57,776	$55,185	$113,899	$109,345

Operating income, U.S. GAAP	$36,287	$37,357	$73,506	$72,885
Deconsolidation (2)	153	84	353	139
General and administrative (3)	—	—	871	(68)
Operating income, as adjusted	$36,440	$37,441	$74,730	$72,956

Operating margin, U.S. GAAP	38.4%	40.3%	38.9%	39.9%
Operating margin, as adjusted	38.7%	40.4%	39.6%	40.0%
_________________________

(1)	The presentation for the three and six months ended June 30, 2017 has been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

(2)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(3)
Represents expenses associated with the evaluation of a potential business transaction that the Company decided not to pursue in the first quarter of 2018 and a refund of foreign withholding taxes in the first quarter of 2017.

Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-operating income (loss), U.S. GAAP	$(778)	$261	$(977)	$488
Deconsolidation (1)	4,722	128	3,665	(198)
Results from seed investments (2)	(2,154)	(64)	(380)	(132)
Foreign currency exchange gain (3)	(953)	—	(953)	—
Non-operating income (loss), as adjusted	$837	$325	$1,355	$158
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents (i) dividend income and realized (gains) losses on seed investments in Company-sponsored funds, (ii) the Company's proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized (gains) losses, and (iii) realized and unrealized (gains) losses on unconsolidated seed investments.

(3)
Represents net foreign currency exchange gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the three and six months ended June 30, 2018. Prior period U.S. GAAP amounts have not been recast to conform with the current period presentation as the impact to results was not material.

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
The following table summarizes net liquid assets for the periods presented:

(in thousands)	June 30, 2018	December 31, 2017
Financial Condition Data:
Cash and cash equivalents	$193,729	$193,452
Seed investments (1)	69,067	63,416
Accounts receivable	50,586	53,854
Current liabilities	(43,119)	(69,086)
Net liquid assets	$270,263	$241,636
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
Accounts receivable
Accounts receivable primarily represents investment advisory and administration fees receivable. At June 30, 2018, institutional accounts comprised 51% of total accounts receivable, while open-end and closed-end funds, together, comprised 40% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at June 30, 2018, there were no past due items related to institutional accounts. Receivables associated with open-end and closed-end funds are generally collected on the first business day of the following month.
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

The following table summarizes cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash Flow Data:
Net cash provided by (used in) operating activities	$6,064	$(21,556)
Net cash provided by (used in) investing activities	(4,182)	5,718
Net cash provided by (used in) financing activities	(818)	10,454
Net increase (decrease) in cash and cash equivalents	1,064	(5,384)
Effect of foreign exchange rate changes on cash and cash equivalents	(787)	564
Cash and cash equivalents, beginning of the period	193,452	183,234
Cash and cash equivalents, end of the period	$193,729	$178,414
Cash and cash equivalents increased by $1.1 million, excluding the effect of foreign exchange rate changes, during the six months ended June 30, 2018. Net cash provided by operating activities was $6.1 million for the six months ended June 30, 2018. Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $4.2 million, which included $7.3 million of investment purchases, including the seeding of three new track record accounts, partially offset by $4.9 million of proceeds from the sale of investments. Net cash used in financing activities was $818,000, including dividends paid to stockholders of $30.9 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.6 million and distributions to redeemable noncontrolling interest of $4.2 million, partially offset by contributions from redeemable noncontrolling interest of $44.5 million.
Cash and cash equivalents decreased by $5.4 million, excluding the effect of foreign exchange rate changes, during the six months ended June 30, 2017. Net cash used in operating activities was $21.6 million for the six months ended June 30, 2017. Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $5.7 million, which included proceeds from sales of available-for-sale investments in the amount of $19.8 million, including $15.0 million from the partial redemption of our seed investment in the Cohen & Steers Low Duration Preferred and Income Fund, Inc., partially offset by purchases of available-for-sale investments in the amount of $12.6 million, including a seed investment of $9.9 million in a track record account for a new real assets multi-strategy portfolio and purchases of property and equipment in the amount of $1.6 million. Net cash of $10.5 million was provided by financing activities, primarily by contributions from redeemable noncontrolling interest of $45.1 million, partially offset by dividends paid to stockholders of $26.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $9.1 million.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At June 30, 2018, we exceeded our minimum regulatory capital requirements by approximately $3.3 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. by the Hong Kong Securities and Futures Commission and the United Kingdom Financial Conduct Authority, respectively. At June 30, 2018, CSAL and CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $75.7 million.
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
On August 2, 2018, the Board of Directors approved and the Company declared a quarterly dividend on its common stock in the amount of $0.33 per share. The dividend will be payable on August 30, 2018 to the stockholders of record at the close of business on August 16, 2018.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). At June 30, 2018, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at June 30, 2018.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at June 30, 2018 (in thousands):

	2018	2019	2020	2021	2022	2023 and after	Total
Operating leases	$7,331	$14,714	$13,200	$11,227	$10,895	$11,816	$69,183
Other liability	332	665	665	665	665	4,985	$7,977
Total	$7,663	$15,379	$13,865	$11,892	$11,560	$16,801	$77,160
Operating Leases
Operating leases consist of noncancelable long-term operating leases for office space, information technology applications, market data and certain office equipment. In July 2018, the Company renewed its lease agreement for office space in Japan. The lease expires July 31, 2021.
Other Liability
Other liability consists of the remaining transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in December 2017 (the Tax Act). This tax liability, which is payable over eight years on an interest-free basis, was included as part of income tax payable on our condensed consolidated statement of financial condition at June 30, 2018.
During the three months ended June 30, 2018, the Company decreased the transition tax liability by approximately $123,000 based on further analysis and refinement of the calculation. Furthermore, we believe the calculation is substantially complete and do not anticipate additional changes.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at June 30, 2018. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at June 30, 2018 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2018, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2018	—	$—	—	—
May 1 through May 31, 2018	123	$39.58	—	—
June 1 through June 30, 2018	224	$41.71	—	—
Total	347	$40.95	—	—
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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	August 8, 2018	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 8, 2018	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer