Form 10-Q
period 2018-09-30
COHEN & STEERS INC
filed 2018-11-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
  ________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

		Smaller reporting company	☐

Non-accelerated filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 5, 2018 was 46,764,855.
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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$164,460	$193,452
Investments ($414) (1) ($115,902 and $68,101) (2)	207,908	108,106
Accounts receivable	60,110	53,854
Due from brokers ($3,748 and $5,410) (2)	6,250	6,429
Property and equipment—net	14,196	15,040
Goodwill and intangible assets—net	19,949	20,379
Deferred income tax asset—net	6,686	5,812
Other assets ($1,935 and $931) (2)	8,626	7,053
Total assets	$488,185	$410,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$31,693	$41,370
Distribution and service fees payable	8,520	6,231
Income tax payable	18,953	19,892
Due to brokers ($3,793 and $3,203) (2)	3,793	3,282
Deferred rent	5,863	5,994
Other liabilities and accrued expenses ($477 and $291) (2)	10,294	10,025
Total liabilities	79,116	86,794
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	84,828	47,795
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,811,472 and 51,104,593 shares issued at September 30, 2018 and December 31, 2017, respectively	518	511
Additional paid-in capital	590,827	570,486
Accumulated deficit	(96,544)	(137,972)
Accumulated other comprehensive loss, net of tax	(6,143)	(3,671)
Less: Treasury stock, at cost, 5,050,285 and 4,789,608 shares at September 30, 2018 and December 31, 2017, respectively	(164,417)	(153,818)
Total stockholders’ equity	324,241	275,536
Total liabilities and stockholders’ equity	$488,185	$410,125
_________________________

(1)	Pledged as collateral attributable to the consolidated balances of the Cohen & Steers Active Commodities Strategy Fund, Inc. at December 31, 2017.

(2)
Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2018 and December 31, 2017 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Revenue:
Investment advisory and administration fees	$88,150	$86,252	$257,004	$248,096
Distribution and service fees	7,451	7,808	22,108	22,867
Portfolio consulting and other	2,730	2,727	8,093	8,279
Total revenue	98,331	96,787	287,205	279,242
Expenses:
Employee compensation and benefits	33,126	31,886	96,788	91,681
Distribution and service fees	13,210	12,968	38,492	39,725
General and administrative	11,634	9,849	35,791	30,733
Depreciation and amortization	1,138	1,111	3,405	3,245
Total expenses	59,108	55,814	174,476	165,384
Operating income	39,223	40,973	112,729	113,858
Non-operating income (loss):
Interest and dividend income—net	2,747	1,425	7,434	2,710
Gain (loss) from investments—net	413	912	(4,692)	737
Foreign currency gains (losses)—net	(2,113)	(10)	(2,672)	(632)
Total non-operating income (loss)	1,047	2,327	70	2,815
Income before provision for income taxes	40,270	43,300	112,799	116,673
Provision for income taxes	10,539	17,562	28,575	44,993
Net income	29,731	25,738	84,224	71,680
Less: Net (income) loss attributable to redeemable noncontrolling interest	1,059	(656)	4,111	(139)
Net income attributable to common stockholders	$30,790	$25,082	$88,335	$71,541

Earnings per share attributable to common stockholders:
Basic	$0.66	$0.54	$1.89	$1.54
Diluted	$0.65	$0.53	$1.87	$1.53
Dividends declared per share	$0.33	$0.28	$0.99	$0.84
Weighted average shares outstanding:
Basic	46,830	46,386	46,778	46,335
Diluted	47,524	47,047	47,327	46,858
_________________________

(1)
Certain amounts have been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018. See Notes 2 and 3 for further discussion of the Company's recently adopted accounting pronouncements and revenue, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$29,731	$25,738	$84,224	$71,680
Less: Net (income) loss attributable to redeemable noncontrolling interest	1,059	(656)	4,111	(139)
Net income attributable to common stockholders	30,790	25,082	88,335	71,541
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(300)	551	(1,377)	1,925
Net unrealized gain (loss) from available-for-sale investments (1)	—	280	—	398
Reclassification to statements of operations of (gain) loss from available-for-sale investments	—	(235)	—	(353)
Other comprehensive income (loss)	(300)	596	(1,377)	1,970
Total comprehensive income attributable to common stockholders	$30,490	$25,678	$86,958	$73,511
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

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
For the Nine Months Ended September 30, 2018 and 2017
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Shares of Common Stock, Net
January 1, 2017	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
Dividends	—	—	(40,225)	—	—	(40,225)	—	—
Issuance of common stock	7	624	—	—	—	631	—	685
Repurchase of common stock	—	—	—	—	(9,141)	(9,141)	—	(265)
Issuance of restricted stock units	—	1,749	—	—	—	1,749	—	—
Amortization of restricted stock units—net	—	16,626	(285)	—	—	16,341	—	—
Forfeitures of restricted stock units	—	(90)	—	—	—	(90)	—	—
Net income (loss)	—	—	71,541	—	—	71,541	139	—
Other comprehensive income (loss), net of tax	—	—	—	1,970	—	1,970	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	45,133	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(49)	—
September 30, 2017	$511	$562,738	$(96,926)	$(3,915)	$(153,818)	$308,590	$46,076	46,310

January 1, 2018	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795	46,315
Cumulative-effect adjustment due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—	—
Dividends	—	—	(48,002)	—	—	(48,002)	—	—
Issuance of common stock	7	592	—	—	—	599	—	707
Repurchase of common stock	—	—	—	—	(10,599)	(10,599)	—	(261)
Issuance of restricted stock units	—	2,133	—	—	—	2,133	—	—
Amortization of restricted stock units—net	—	17,647	—	—	—	17,647	—	—
Forfeitures of restricted stock units	—	(31)	—	—	—	(31)	—	—
Net income (loss)	—	—	88,335	—	—	88,335	(4,111)	—
Other comprehensive income (loss), net of tax	—	—	—	(1,377)	—	(1,377)	—	—
Contributions from redeemable noncontrolling interest	—	—	—	—	—	—	45,477	—
Distributions to redeemable noncontrolling interest	—	—	—	—	—	—	(4,333)	—
September 30, 2018	$518	$590,827	$(96,544)	$(6,143)	$(164,417)	$324,241	$84,828	46,761
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$84,224	$71,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	17,707	16,346
Amortization of deferred commissions	1,265	2,345
Depreciation and amortization	3,405	3,245
Deferred rent	(131)	(175)
Amortization (accretion) of premium (discount) on held-to-maturity investments	(97)	—
(Gain) loss from investments—net	4,692	(737)
Deferred income taxes	(873)	(1,133)
Foreign currency (gain) loss	756	78
Changes in operating assets and liabilities:
Accounts receivable	(7,012)	(16,131)
Due from brokers	179	(4,988)
Deferred commissions	(799)	(1,401)
Investments within consolidated funds	(54,842)	(61,125)
Other assets	(2,165)	(489)
Accrued compensation	(9,651)	(4,949)
Distribution and service fees payable	2,289	1,472
Due to brokers	511	3,738
Income tax payable	(939)	2,987
Other liabilities and accrued expenses	804	(118)
Net cash provided by (used in) operating activities	39,323	10,645
Cash flows from investing activities:
Net proceeds (purchases) from redemptions of equity method investments	37	(12)
Purchases of investments	(60,695)	(14,936)
Proceeds from sales of investments	11,144	24,172
Purchases of property and equipment	(2,504)	(2,441)
Net cash provided by (used in) investing activities	(52,018)	6,783
Cash flows from financing activities:
Issuance of common stock	509	536
Repurchase of common stock	(10,599)	(9,141)
Dividends to stockholders	(46,345)	(38,944)
Distributions to redeemable noncontrolling interest	(4,333)	(49)
Contributions from redeemable noncontrolling interest	45,477	45,133
Net cash provided by (used in) financing activities	(15,291)	(2,465)
Net increase (decrease) in cash and cash equivalents	(27,986)	14,963
Effect of foreign exchange rate changes on cash and cash equivalents	(1,006)	676
Cash and cash equivalents, beginning of the period	193,452	183,234
Cash and cash equivalents, end of the period	$164,460	$198,873
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

Supplemental disclosures of cash flow information:
During the nine months ended September 30, 2018 and 2017, the Company paid taxes, net of tax refunds, of approximately $30,344,000 and $43,188,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued fully vested restricted stock units in the amount of approximately $476,000 and $468,000 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $1,657,000 and $1,281,000, respectively.
During the nine months ended September 30, 2018, the Company's proportionate ownership interest in the Cohen & Steers Funds ICAV (ICAV), an Irish alternative investment fund, increased and, as a result, the Company consolidated the assets and liabilities and the results of operations of ICAV.

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
In August 2016, the FASB amended the current guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to unify the currently diverse presentations and classifications, including, among other items, distributions received from equity method investees. This amended guidance became effective on January 1, 2018 and was adopted retrospectively. The Company made an accounting policy election to use the Cumulative Earnings Approach when determining whether distributions received from equity method investments should be classified as either operating or investing activities within its condensed consolidated statements of cash flows. The Company's adoption and application of the new guidance did not have a material effect on its condensed consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In January 2016, the FASB issued new guidance amending the accounting for, among other items, equity investments as well as the presentation and disclosure requirements for financial instruments. This new guidance became effective on January 1, 2018 and required the Company to recognize a cumulative-effect adjustment to the beginning retained earnings of approximately $1,095,000, net of tax. Furthermore, changes in the fair value of the Company’s equity investments carried at fair value are now reported through earnings rather than through other comprehensive income. Additionally, due to the required cumulative-effect method of adoption applied, certain disclosures for prior periods have not been recast to conform with the current period presentation. Lastly, upon adoption of the new guidance, the Company reclassified certain investments previously classified as available-for-sale to trading investments or equity investments at fair value. See Notes 4 and 5 for further discussion about the Company's investments.
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
The adoption of the new revenue recognition standard resulted in the following changes to the Company's previously reported results for the periods presented (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Previously Reported	Net Adjustments Due to New Revenue Standard	Recast	Previously Reported	Net Adjustments Due to New Revenue Standard	Recast
Revenue:
Investment advisory and administration fees	$88,557	$(2,305)	$86,252	$255,353	$(7,257)	$248,096
Distribution and service fees	$5,070	$2,738	$7,808	$15,220	$7,647	$22,867

Expenses:
Distribution and service fees (1)	$9,575	$2,806	$12,381	$29,512	$7,868	$37,380
General and administrative	$12,222	$(2,373)	$9,849	$38,211	$(7,478)	$30,733
________________________

(1)
The amount presented in the condensed consolidated statements of operations differs from the amount presented within this table due to the reclassification of certain amounts previously reported as depreciation and amortization.

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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination on an ongoing basis and at each statement of financial condition date. At September 30, 2018, the Company's investments were comprised of the following:

•
Equity investments at fair value, which includes securities held within the affiliated funds that the Company consolidates, individual securities held directly for the purposes of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence.

•
Trading investments, which represent securities held within the affiliated funds that the Company consolidates and individual securities held directly for the purposes of establishing performance track records.

•	Held-to-maturity investments, which represent fixed income securities recorded at amortized cost.

•
Equity method investments, which represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations.

Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

From time to time, the affiliated funds consolidated by the Company enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options and futures contracts. These instruments are measured at fair value based on their settlement price at the close of trading on the associated commodities exchange or board of trade with gains and losses recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. At September 30, 2018, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company enters into foreign exchange contracts to hedge its currency exposure related to certain client receivables. These instruments are measured at fair value with gains and losses recorded in foreign currency gains (losses)—net in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end funds. Investment advisory fees are earned pursuant to the terms of investment management agreements and are based on a contractual fee rate applied to the average assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets.
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of the Company’s sponsored open-end funds distributed by CSS.
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in a Company-sponsored open-end fund. Distribution fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets. For both the three and nine months ended September 30, 2018 and 2017, a portion of the distribution fee revenue recognized may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Service fees represent variable consideration, as fees are based on average assets under management which fluctuate due to changes in the financial markets.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company’s condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(6,143,000) and $(4,781,000) as of September 30, 2018 and December 31, 2017, respectively. Gains or losses resulting from transactions denominated in currencies other than U.S. dollars are included in other non-operating income (loss) in the condensed consolidated statements

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are included in the Company’s condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income on the condensed consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss), net of tax.
Recently Issued Accounting Pronouncements—In February 2018, the FASB issued new guidance allowing entities to reclassify certain tax effects related to the enactment of the Tax Cuts and Jobs Act (the Tax Act) from accumulated other comprehensive income (AOCI) to retained earnings. Prior to the issuance of the new guidance, a portion of the previously recognized deferred tax effects recorded in AOCI was "left stranded" in AOCI as the effect of remeasuring the deferred taxes using the reduced federal corporate income tax rate was required to be recorded through income. The new guidance allows these stranded tax effects to be reclassified from AOCI to retained earnings. The new guidance will be effective on January 1, 2019, with early adoption permitted and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company expects to adopt the new standard using the prospective method and does not expect the adoption to have a material effect on its condensed consolidated financial statements and related disclosures.
In August 2017, the FASB issued new guidance amending the accounting for hedging activities. The new guidance (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with an entity's risk management activities, (ii) decreases the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The new guidance will be effective on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of the new guidance to have an effect on its condensed consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued guidance introducing a new lease model which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new guidance establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The guidance also requires disclosures by lessees and lessors to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued amendments to the guidance intended to provide supplemental narrow-scope improvements and clarifications. The new guidance, along with the amendments, is effective on January 1, 2019, with early adoption permitted. Furthermore, the Company is allowed the option of applying certain practical expedients and must apply the new guidance using a modified retrospective approach. While the Company is continuing to assess the effect of adoption, it currently believes the most significant change relates to the recognition of new ROU assets and lease liabilities on its condensed consolidated statements of financial condition for its office space and other operating leases. The Company does not expect a significant change in its leasing activity between now and adoption. Lastly, the Company is still assessing which of the available practical expedients it plans to elect upon adoption.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and revenue by vehicle for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Client domicile:
North America	$83,377	$80,583	$243,193	$230,249
Japan	8,951	10,415	26,927	32,325
Asia excluding Japan	3,263	2,990	9,356	8,422
Europe	2,740	2,799	7,729	8,246
Total	$98,331	$96,787	$287,205	$279,242

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Vehicle:
Open-end funds (1)	$49,882	$48,570	$145,112	$138,499
Closed-end funds	19,861	19,905	58,171	58,297
Institutional accounts	25,858	25,585	75,829	74,167
Portfolio consulting and other	2,730	2,727	8,093	8,279
Total	$98,331	$96,787	$287,205	$279,242
________________________

(1)
Included distribution and service fees of $7.5 million and $7.8 million for three months ended September 30, 2018 and 2017, respectively, and $22.1 million and $22.9 million for the nine months ended September 30, 2018 and 2017, respectively.

4. Investments
The following table summarizes the Company’s investments for the periods presented (in thousands):

September 30, 2018
Equity investments at fair value	$59,627
Trading	98,654
Held-to-maturity (1)	49,599
Equity method	28
Total investments	$207,908
_________________________

(1)	At September 30, 2018, held-to-maturity investments had an amortized cost of approximately $49.6 million and a fair value of approximately $49.5 million, with maturities ranging from 6 to 24 months.

December 31, 2017
Trading	$74,856
Equity method	6,176
Available-for-sale	27,074
Total investments	$108,106

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company seeded one new fund during the nine months ended September 30, 2018 and two new funds during the nine months ended September 30, 2017.
The following tables summarize gain (loss) from investments for the periods presented (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Gain (loss) from investments—net (1)
Net realized gains (losses) during the period	$(278)	$(445)
Net unrealized gains (losses) during the period on investments still held at the end of the period	691	(4,247)
Gain (loss) from investments—net	$413	$(4,692)
_________________________

(1)	Included net income (loss) attributable to redeemable noncontrolling interest for the periods presented.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Gain (loss) from trading investments—net (1)	$595	$870
Equity in earnings (losses) of affiliates—net	82	(486)
Gain (loss) from available-for-sale investments—net	235	353
Total gain (loss) from investments	$912	$737
_________________________

(1)	Included net income (loss) attributable to redeemable noncontrolling interest for the periods presented.

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

	September 30, 2018
	GLI SICAV	GRP-CIP	SICAV Preferred	SICAV RAP	Total
Assets (1)
Investments	$5,853	$574	$99,749	$9,726	$115,902
Due from brokers	233	118	2,747	650	3,748
Other assets	141	—	1,629	165	1,935
Total assets	$6,227	$692	$104,125	$10,541	$121,585

Liabilities (1)
Due to brokers	$14	$—	$3,296	$483	$3,793
Other liabilities and accrued expenses	90	5	246	136	477
Total liabilities	$104	$5	$3,542	$619	$4,270

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
The following table summarizes sales proceeds, gross realized gains and losses from available-for-sale investments for the periods presented (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Proceeds from sales	$4,444	$24,354
Gross realized gains	336	650
Gross realized losses	(101)	(297)

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

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable. If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

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
The following table presents fair value measurements as of September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV	Investments Carried at Amortized Cost	Total
Cash equivalents	$155,330	$—	$—	$—	$—	$155,330
Equity investments at fair value
Common stocks	$23,627	$—	$—	$—	$—	$23,627
Company-sponsored funds	11,486	—	—	—	—	11,486
Limited partnership interests	1,444	—	—	574	—	2,018
Preferred securities	20,529	1,853	—	—	—	22,382
Other	—	—	—	114	—	114
Total	$57,086	$1,853	$—	$688	$—	$59,627
Trading investments
Fixed income	$363	$98,291	$—	$—	$—	$98,654
Total	$363	$98,291	$—	$—	$—	$98,654
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,599	$49,599
Total	$—	$—	$—	$—	$49,599	$49,599
Equity method investments	$—	$—	$—	$28	$—	$28

Total investments	$57,449	$100,144	$—	$716	$49,599	$207,908

Derivatives - assets
Commodity contracts	$447	$22	$—	$—	$—	$469
Foreign exchange contracts	—	741	—	—	—	741
Total	$447	$763	$—	$—	$—	$1,210
Derivatives - liabilities
Commodity contracts	$596	$—	$—	$—	$—	$596
Total	$596	$—	$—	$—	$—	$596

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
Trading investments classified as level 2 in the above table were comprised of U.S. Treasury securities held within consolidated funds carried at amortized cost, which approximates fair value, corporate debt securities, as well as certain preferred securities with predominately debt-like characteristics. The fair value amounts were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Since these securities do not trade on a daily basis, the pricing services evaluate pricing applications and apply available information through processes such as yield curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:

•
Equity investments at fair value - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities, both of which are valued based on the NAVs of the underlying investments. At September 30, 2018, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.

•
Equity method investments - the Company's partnership interest in a Company-sponsored limited partnership that invests in non-registered real estate funds, which approximated its fair value based on the fund's NAV. At September 30, 2018, the Company's ownership in this limited partnership was approximately 0.2%. The Company's risk with respect to this investment is limited to its equity ownership and any uncollected management fees. At September 30, 2018, the Company did not have the ability to redeem this investment.

Held-to-maturity investments were comprised of U.S. Treasury securities held by the Company, which were directly issued by the U.S. government. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
Investments measured at NAV and held-to-maturity investments have not been classified in the fair value hierarchy. The amounts presented in the above table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial position.

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
Trading investments in fixed income securities classified as level 2 in the above table were comprised of U.S. Treasury securities carried at amortized cost, which approximates fair value. Trading investments in preferred securities classified as level 2 were comprised of corporate debt and certain preferred securities. The fair value amounts were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Since these securities do not trade on a daily basis, the pricing services evaluate pricing applications and apply available information through processes such as yield curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.
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

•
Available-for-sale investments - the Company's co-investment in a Cayman trust invested in global listed infrastructure securities. There were no contractual restrictions on the Company's ability to redeem this investment.

The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
	Trading Investments
	Limited Partnership Interests
Balance at beginning of the period	$—	$1,462		$605	$1,196
Purchases / contributions	—	281		—	419
Sales / distributions	—	—		(598)	—
Realized gains (losses)	—	—		(68)	—
Unrealized gains (losses)	—	(286)	(1)	61	(158)	(1)
Transfers into (out of) level 3	—	—		—	—
Balance at end of the period	$—	$1,457		$—	$1,457

_________________________
(1)    Pertains to unrealized gains (losses) from investments still held at September 30, 2017.
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

6. Derivatives
The following tables summarize the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value of all outstanding derivative contracts for the periods presented (in thousands):

	September 30, 2018
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Commodity contracts	$21,372	$469	$13,004	$596
Foreign exchange contracts	18,367	741	—	—
Total derivatives	$39,739	$1,210	$13,004	$596

	December 31, 2017
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Commodity contracts	$8,939	$487	$6,876	$286
Foreign exchange contracts	—	—	12,279	64
Total derivatives	$8,939	$487	$19,155	$350
Cash included in due from broker on the condensed consolidated statement of financial condition of approximately $883,000 at September 30, 2018 was held as collateral for futures contracts. Investments on the condensed consolidated statements of financial condition of approximately $845,000 and $414,000 at September 30, 2018 and December 31, 2017, respectively, were held as collateral for futures contracts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes gains (losses) from derivative financial instruments for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commodity contracts	$(186)	$124	$(193)	$(732)
Foreign exchange contracts	414	136	805	(1,198)
Total	$228	$260	$612	$(1,930)

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
There were no anti-dilutive common stock equivalents for both the three months ended September 30, 2018 and 2017, as well as for the nine months ended September 30, 2018. Anti-dilutive common stock equivalents of approximately 5,000 shares were excluded from the computation for the nine months ended September 30, 2017.
The following table reconciles income and share data used in the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$29,731	$25,738	$84,224	$71,680
Less: Net (income) loss attributable to redeemable noncontrolling interest	1,059	(656)	4,111	(139)
Net income attributable to common stockholders	$30,790	$25,082	$88,335	$71,541
Basic weighted average shares outstanding	46,830	46,386	46,778	46,335
Dilutive potential shares from restricted stock units	694	661	549	523
Diluted weighted average shares outstanding	47,524	47,047	47,327	46,858
Basic earnings per share attributable to common stockholders	$0.66	$0.54	$1.89	$1.54
Diluted earnings per share attributable to common stockholders	$0.65	$0.53	$1.87	$1.53

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2018 was approximately 25.5%, compared with 41.2% for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes. The effective tax rate for the three months ended September 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes as well as the cumulative effect of a change in the Company’s estimated effective tax rate for the year. The effective tax rate for the nine months ended September 30, 2018 was approximately 24.4%, compared with 38.6% for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

primarily due to state, local and foreign taxes, partially offset by tax benefits related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability in connection with the Tax Cuts and Jobs Act. The effective tax rate for the nine months ended September 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes as well as the release of certain tax reserves.
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
In connection with the enactment of the Tax Cuts and Jobs Act, the Company recorded a provisional transition tax at December 31, 2017, which reflected a one-time tax on deemed repatriated accumulated earnings and profits of the Company’s foreign subsidiaries. The transition tax, which is payable over eight years on an interest-free basis, was included as part of income tax payable on the Company's condensed consolidated statements of financial condition at September 30, 2018 and December 31, 2017. Based on refinement of the calculation, the Company adjusted its transition tax liability from $8.4 million at December 31, 2017 to $8.3 million during the second quarter of 2018. On August 1, 2018, the U.S. Department of the Treasury and the Internal Revenue Service issued proposed regulations related to the calculation of the transition tax liability. Based on the Company’s preliminary assessment of the proposed regulations, it does not expect to make any material adjustments to its transition tax liability. However, this could change once the proposed regulations become finalized.

9. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At September 30, 2018, CSS had net capital of approximately $3.3 million, which exceeded its requirements by approximately $3.1 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At September 30, 2018, CSAL had regulatory capital of approximately $25.4 million, which exceeded its minimum regulatory capital requirements by approximately $25.0 million. During the three months ended September 30, 2018, CSAL paid a dividend in the amount of approximately $32.0 million to its parent, Cohen & Steers Capital Management, Inc.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At September 30, 2018, CSUK had regulatory capital of approximately $33.8 million, which exceeded its minimum regulatory capital requirements by approximately $29.1 million.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. Related Party Transactions
The Company is an investment adviser to, and has administrative agreements with, affiliated funds for which certain employees are officers and/or directors. The following table summarizes the amount of revenue the Company earned from these affiliated funds for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment advisory and administration fees (1)	$62,474	$60,757	$181,368	$174,199
Distribution and service fees	7,451	7,808	22,108	22,867
Total	$69,925	$68,565	$203,476	$197,066
_________________________

(1)
Investment advisory and administration fees are reflected net of fund reimbursements of approximately $2.1 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $6.4 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$3,053	$—	$10,782	$15,105
Gross realized gains	28	—	28	80
Gross realized losses	(1)	—	(4,448)	—
Dividend income	102	141	369	529
Included in accounts receivable at September 30, 2018 and December 31, 2017 are receivables due from Company-sponsored funds of approximately $23,028,000 and $23,666,000, respectively.

11. Commitments and Contingencies
Rent expense charged to operations, including escalation charges for real estate and other expenses, totaled approximately $3.0 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $8.8 million for both the nine months ended September 30, 2018 and 2017.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. At September 30, 2018, there are no matters pending that the Company believes could have a material adverse effect on its condensed consolidated statements of financial position, results of operations or cash flows.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), a portion of which is made through GRP-TE and the remainder of which is made through Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) for up to 12 years through the life of GRP-TE. At September 30, 2018, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company’s unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. At September 30, 2018, the unfunded commitment was not recorded on the Company’s condensed consolidated statements of financial condition.

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
On November 7, 2018, the Company declared quarterly and special cash dividends on its common stock in the amount of $0.33 and $2.50 per share, respectively. The dividends will be payable on December 3, 2018 to stockholders of record at the close of business on November 19, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms “Cohen & Steers,” the “Company,” “we,” “us,” and “our,” we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong, Tokyo and Seattle.
Our primary investment strategies include U.S. real estate securities, global/international real estate securities, global listed infrastructure, midstream energy, commodities, real assets multi-strategy, preferred securities, large cap value and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered funds and other commingled vehicles as well as separate accounts, including subadvised portfolios for financial institutions and individuals around the world.
Our products and services are marketed through multiple distribution channels. We distribute our U.S. registered funds principally through financial intermediaries, including broker-dealers, registered investment advisers, banks and fund supermarkets. Our funds domiciled in Europe are marketed globally to individual and institutional investors through financial intermediaries, as well as privately to institutional investors. Our institutional clients include corporate and public defined benefit and defined contribution pension plans, endowment funds and foundations, insurance companies and other financial institutions that access our investment management services directly, through consultants or through other intermediaries.
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

Assets Under Management
By Investment Vehicle

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Institutional Accounts
Assets under management, beginning of period	$28,316	$29,457	$29,396	$28,659
Inflows	383	1,677	1,878	3,552
Outflows	(884)	(1,151)	(2,433)	(2,268)
Net inflows (outflows)	(501)	526	(555)	1,284
Market appreciation (depreciation)	341	363	449	1,887
Distributions	(433)	(731)	(1,599)	(2,391)
Transfers	—	16	32	192
Total increase (decrease)	(593)	174	(1,673)	972
Assets under management, end of period	$27,723	$29,631	$27,723	$29,631
Average assets under management	$27,992	$29,659	$27,730	$29,302

Open-end Funds
Assets under management, beginning of period	$22,827	$21,613	$23,304	$19,576
Inflows	2,000	2,297	6,654	7,048
Outflows	(1,575)	(1,428)	(6,102)	(4,702)
Net inflows (outflows)	425	869	552	2,346
Market appreciation (depreciation)	266	227	213	1,399
Distributions	(241)	(177)	(760)	(613)
Transfers	—	(16)	(32)	(192)
Total increase (decrease)	450	903	(27)	2,940
Assets under management, end of period	$23,277	$22,516	$23,277	$22,516
Average assets under management	$23,245	$22,159	$22,631	$21,132

Closed-end Funds
Assets under management, beginning of period	$9,061	$9,367	$9,406	$8,963
Inflows	—	—	12	—
Outflows	—	—	—	—
Net inflows (outflows)	—	—	12	—
Market appreciation (depreciation)	151	129	50	777
Distributions	(128)	(122)	(384)	(366)
Total increase (decrease)	23	7	(322)	411
Assets under management, end of period	$9,084	$9,374	$9,084	$9,374
Average assets under management	$9,177	$9,428	$9,078	$9,308

Total
Assets under management, beginning of period	$60,204	$60,437	$62,106	$57,198
Inflows	2,383	3,974	8,544	10,600
Outflows	(2,459)	(2,579)	(8,535)	(6,970)
Net inflows (outflows)	(76)	1,395	9	3,630
Market appreciation (depreciation)	758	719	712	4,063
Distributions	(802)	(1,030)	(2,743)	(3,370)
Total increase (decrease)	(120)	1,084	(2,022)	4,323
Assets under management, end of period	$60,084	$61,521	$60,084	$61,521
Average assets under management	$60,414	$61,246	$59,439	$59,742

By Institutional Account Type

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advisory
Assets under management, beginning of period	$12,149	$9,874	$11,341	$9,068
Inflows	303	1,164	1,242	1,693
Outflows	(155)	(142)	(366)	(582)
Net inflows (outflows)	148	1,022	876	1,111
Market appreciation (depreciation)	130	184	178	725
Transfers	—	16	32	192
Total increase (decrease)	278	1,222	1,086	2,028
Assets under management, end of period	$12,427	$11,096	$12,427	$11,096
Average assets under management	$12,303	$10,683	$11,695	$9,947

Japan Subadvisory
Assets under management, beginning of period	$9,849	$13,227	$11,458	$13,699
Inflows	35	352	138	1,345
Outflows	(349)	(627)	(940)	(985)
Net inflows (outflows)	(314)	(275)	(802)	360
Market appreciation (depreciation)	146	54	191	607
Distributions	(433)	(731)	(1,599)	(2,391)
Total increase (decrease)	(601)	(952)	(2,210)	(1,424)
Assets under management, end of period	$9,248	$12,275	$9,248	$12,275
Average assets under management	$9,426	$12,625	$9,702	$13,131

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,318	$6,356	$6,597	$5,892
Inflows	45	161	498	514
Outflows	(380)	(382)	(1,127)	(701)
Net inflows (outflows)	(335)	(221)	(629)	(187)
Market appreciation (depreciation)	65	125	80	555
Total increase (decrease)	(270)	(96)	(549)	368
Assets under management, end of period	$6,048	$6,260	$6,048	$6,260
Average assets under management	$6,263	$6,351	$6,333	$6,224

Total Institutional Accounts
Assets under management, beginning of period	$28,316	$29,457	$29,396	$28,659
Inflows	383	1,677	1,878	3,552
Outflows	(884)	(1,151)	(2,433)	(2,268)
Net inflows (outflows)	(501)	526	(555)	1,284
Market appreciation (depreciation)	341	363	449	1,887
Distributions	(433)	(731)	(1,599)	(2,391)
Transfers	—	16	32	192
Total increase (decrease)	(593)	174	(1,673)	972
Assets under management, end of period	$27,723	$29,631	$27,723	$29,631
Average assets under management	$27,992	$29,659	$27,730	$29,302

By Investment Strategy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Real Estate
Assets under management, beginning of period	$25,837	$28,896	$27,580	$28,927
Inflows	1,008	1,491	3,362	4,537
Outflows	(1,024)	(1,403)	(3,739)	(3,692)
Net inflows (outflows)	(16)	88	(377)	845
Market appreciation (depreciation)	380	62	567	1,142
Distributions	(575)	(803)	(1,985)	(2,671)
Transfers	(34)	(10)	(193)	(10)
Total increase (decrease)	(245)	(663)	(1,988)	(694)
Assets under management, end of period	$25,592	$28,233	$25,592	$28,233
Average assets under management	$25,807	$28,573	$25,245	$28,803

Preferred Securities
Assets under management, beginning of period	$12,932	$11,749	$13,018	$9,880
Inflows	980	1,501	3,200	4,030
Outflows	(808)	(606)	(2,743)	(1,827)
Net inflows (outflows)	172	895	457	2,203
Market appreciation (depreciation)	151	198	(98)	1,007
Distributions	(142)	(133)	(423)	(381)
Transfers	34	—	193	—
Total increase (decrease)	215	960	129	2,829
Assets under management, end of period	$13,147	$12,709	$13,147	$12,709
Average assets under management	$13,086	$12,258	$13,013	$11,210

Global/International Real Estate
Assets under management, beginning of period	$11,674	$10,121	$11,108	$9,403
Inflows	199	351	1,331	965
Outflows	(298)	(215)	(855)	(756)
Net inflows (outflows)	(99)	136	476	209
Market appreciation (depreciation)	64	221	171	971
Distributions	(25)	(43)	(141)	(148)
Transfers	—	10	—	10
Total increase (decrease)	(60)	324	506	1,042
Assets under management, end of period	$11,614	$10,445	$11,614	$10,445
Average assets under management	$11,674	$10,360	$11,251	$10,099

Global Listed Infrastructure
Assets under management, beginning of period	$6,909	$6,394	$6,932	$5,697
Inflows	93	441	465	719
Outflows	(77)	(168)	(287)	(297)
Net inflows (outflows)	16	273	178	422
Market appreciation (depreciation)	105	146	20	781
Distributions	(48)	(42)	(148)	(129)
Total increase (decrease)	73	377	50	1,074
Assets under management, end of period	$6,982	$6,771	$6,982	$6,771
Average assets under management	$7,023	$6,758	$6,911	$6,347

By Investment Strategy - continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other
Assets under management, beginning of period	$2,852	$3,277	$3,468	$3,291
Inflows	103	190	186	349
Outflows	(252)	(187)	(911)	(398)
Net inflows (outflows)	(149)	3	(725)	(49)
Market appreciation (depreciation)	58	92	52	162
Distributions	(12)	(9)	(46)	(41)
Total increase (decrease)	(103)	86	(719)	72
Assets under management, end of period	$2,749	$3,363	$2,749	$3,363
Average assets under management	$2,824	$3,297	$3,019	$3,283

Total
Assets under management, beginning of period	$60,204	$60,437	$62,106	$57,198
Inflows	2,383	3,974	8,544	10,600
Outflows	(2,459)	(2,579)	(8,535)	(6,970)
Net inflows (outflows)	(76)	1,395	9	3,630
Market appreciation (depreciation)	758	719	712	4,063
Distributions	(802)	(1,030)	(2,743)	(3,370)
Total increase (decrease)	(120)	1,084	(2,022)	4,323
Assets under management, end of period	$60,084	$61,521	$60,084	$61,521
Average assets under management	$60,414	$61,246	$59,439	$59,742

Investment Performance as of September 30, 2018
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

(2)
© 2018 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2018. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management at September 30, 2018 decreased 2.3% to $60.1 billion from $61.5 billion at September 30, 2017. The decrease was due to distributions of $4.1 billion, partially offset by net inflows of $236 million and market appreciation of $2.4 billion. Net inflows included $787 million into preferred securities and $716 million into global/international real estate, partially offset by net outflows of $760 million from U.S. real estate and $593 million from commodities (which is included in “Other” in the table above). Market appreciation included $1.3 billion from U.S. real estate and $658 million from global/international real estate. Distributions included $3.0 billion from U.S. real estate and $582 million from preferred securities.
Average assets under management for the three months ended September 30, 2018 decreased 1.4% to $60.4 billion from $61.2 billion for the three months ended September 30, 2017.

Institutional accounts
Assets under management in institutional accounts at September 30, 2018, which represented 46.1% of total assets under management, decreased 6.4% to $27.7 billion from $29.6 billion at September 30, 2017. The decrease was due to net outflows of $1.1 billion and distributions from Japan subadvised accounts of $2.2 billion, partially offset by market appreciation of $1.4 billion. Net outflows included $1.3 billion from U.S. real estate, partially offset by net inflows of $325 million into global/international real estate. Market appreciation included $617 million from U.S. real estate, $554 million from global/international real estate and $87 million from large cap value (which is included in “Other” in the table above). Distributions included $2.1 billion from U.S. real estate. Average assets under management for institutional accounts for the three months ended September 30, 2018 decreased 5.6% to $28.0 billion from $29.7 billion for the three months ended September 30, 2017.
Assets under management in institutional advisory accounts at September 30, 2018, which represented 44.8% of institutional assets under management, increased 12.0% to $12.4 billion from $11.1 billion at September 30, 2017. The increase was due to net inflows of $720 million and market appreciation of $580 million. Net inflows included $311 million into preferred securities, $199 million into global/international real estate and $154 million into global listed infrastructure. Market appreciation included $241 million from global/international real estate, $189 million from U.S. real estate and $66 million from global listed infrastructure. Average assets under management for institutional advisory accounts for the three months ended September 30, 2018 increased 15.2% to $12.3 billion from $10.7 billion for the three months ended September 30, 2017.
Assets under management in Japan subadvised accounts at September 30, 2018, which represented 33.4% of institutional assets under management, decreased 24.7% to $9.2 billion from $12.3 billion at September 30, 2017. The decrease was due to net outflows of $1.3 billion and distributions of $2.2 billion, partially offset by market appreciation of $494 million. Net outflows included $1.2 billion from U.S. real estate. Market appreciation included $374 million from U.S. real estate and $116 million from global/international real estate. Distributions included $2.1 billion from U.S. real estate. Average assets under management for Japan subadvised accounts for the three months ended September 30, 2018 decreased 25.3% to $9.4 billion from $12.6 billion for the three months ended September 30, 2017.
Assets under management in institutional subadvised accounts excluding Japan at September 30, 2018, which represented 21.8% of institutional assets under management, decreased 3.4% to $6.0 billion from $6.3 billion at September 30, 2017. The decrease was due to net outflows of $566 million, partially offset by market appreciation of $354 million. Net outflows included $531 million from commodities (which is included in “Other” in the table above). Market appreciation included $197 million from global/international real estate and $74 million from large cap value (which is included in “Other” in the table above). Average assets under management for institutional subadvised accounts excluding Japan for the three months ended September 30, 2018 decreased 1.4% to $6.3 billion from $6.4 billion for the three months ended September 30, 2017.
Open-end funds
Assets under management in open-end funds at September 30, 2018, which represented 38.7% of total assets under management, increased 3.4% to $23.3 billion from $22.5 billion at September 30, 2017. The increase was due to net inflows of $1.4 billion and market appreciation of $762 million, partially offset by distributions of $1.3 billion. Net inflows included $524 million into U.S. real estate and $498 million into preferred securities. Market appreciation included $618 million from U.S. real estate and $105 million from global/international real estate. Distributions included $766 million from U.S. real estate and $457 million from preferred securities. Average assets under management for open-end funds for the three months ended September 30, 2018 increased 4.9% to $23.2 billion from $22.2 billion for the three months ended September 30, 2017.
Closed-end funds
Assets under management in closed-end funds at September 30, 2018, which represented 15.1% of total assets under management, decreased 3.1% to $9.1 billion from $9.4 billion at September 30, 2017. Distributions of $523 million were partially offset by market appreciation of $220 million. Average assets under management for closed-end funds for the three months ended September 30, 2018 decreased 2.7% to $9.2 billion from $9.4 billion for the three months ended September 30, 2017.

Results of Operations

(in thousands, except per share data and percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. GAAP
Revenue (1)	$98,331	$96,787	$287,205	$279,242
Expenses (1)	$59,108	$55,814	$174,476	$165,384
Operating income	$39,223	$40,973	$112,729	$113,858
Non-operating income (loss)	$1,047	$2,327	$70	$2,815
Net income attributable to common stockholders (2)	$30,790	$25,082	$88,335	$71,541
Diluted earnings per share	$0.65	$0.53	$1.87	$1.53
Operating margin	39.9%	42.3%	39.3%	40.8%

As Adjusted (3)
Net income attributable to common stockholders (2)	$30,272	$25,651	$87,146	$70,982
Diluted earnings per share	$0.64	$0.55	$1.84	$1.51
Operating margin	40.2%	41.8%	39.8%	40.6%
_________________________

(1)	The presentation for the three and nine months ended September 30, 2017 has been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

(2)	Net income for three and nine months ended September 30, 2018 reflected the lower U.S. federal statutory tax rate of 21% due to the Tax Cuts and Jobs Act.

(3)	The “As Adjusted” amounts represent non-GAAP financial measures. Refer to pages 37-38 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenue
Revenue for the three months ended September 30, 2018 increased 1.6% to $98.3 million from $96.8 million for the three months ended September 30, 2017. The increase was primarily attributable to higher investment advisory and administration fees of $1.9 million, primarily due to higher average assets under management in open-end funds and a favorable change in the fee mix.
For the three months ended September 30, 2018:

•
Total investment advisory revenue from institutional accounts increased 1.1% to $25.9 million from $25.6 million for the three months ended September 30, 2017. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.7 bps and 34.2 bps for the three months ended September 30, 2018 and 2017, respectively. The increase in the annualized effective fee rate reflected net outflows from lower fee paying accounts.

•
Total investment advisory and administration revenue from open-end funds increased 4.1% to $42.4 million from $40.8 million for the three months ended September 30, 2017. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 72.4 bps and 73.0 bps for the three months ended September 30, 2018 and 2017, respectively.

•
Total investment advisory and administration revenue from closed-end funds was $19.9 million for both the three months ended September 30, 2018 and 2017. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.9 bps and 83.8 bps for the three months ended September 30, 2018 and 2017, respectively. The net increase in the annualized effective fee rate reflected the realignment of administration fee rates across our mutual fund complex which was approved by the mutual fund Board of Directors in June 2017 and became effective on October 1, 2017.

Expenses
Expenses for the three months ended September 30, 2018 increased 5.9% to $59.1 million from $55.8 million for the three months ended September 30, 2017, primarily due to higher employee compensation and benefits of $1.2 million and general and administrative expenses of $1.8 million.
Employee compensation and benefits for the three months ended September 30, 2018 increased 3.9% to $33.1 million from $31.9 million for the three months ended September 30, 2017, primarily due to higher salaries of approximately $947,000 attributable to increased headcount.
General and administrative expenses for the three months ended September 30, 2018 increased 18.1% to $11.6 million from $9.8 million for the three months ended September 30, 2017, primarily due to higher professional fees of approximately $310,000 as well as research and market data expenses of approximately $167,000. In addition, the three months ended September 30, 2017 included a refund of foreign withholding taxes related to prior years of approximately $950,000.
Operating Margin
Operating margin for the three months ended September 30, 2018 decreased to 39.9% from 42.3% for the three months ended September 30, 2017.
Non-operating Income (Loss)
Non-operating income for the three months ended September 30, 2018 was $1.0 million, compared with $2.3 million for the three months ended September 30, 2017. Non-operating income (loss) was comprised of the following:

•
Interest and dividend income, which included $1.6 million and $1.0 million of interest and dividend income from seed investments and $1.1 million and $454,000 of interest on corporate cash for the three months ended September 30, 2018 and 2017, respectively;

•
Gains and losses from investments, which included net realized and unrealized gains of $413,000 for the three months ended September 30, 2018, compared with $912,000 for the three months ended September 30, 2017;

•
Foreign currency gains and losses, which included net losses of $2.4 million and $44,000 primarily attributable to consolidated seed investments for the three months ended September 30, 2018 and 2017, respectively; and

•
Net loss attributable to redeemable noncontrolling interest of $1.1 million for the three months ended September 30, 2018, compared with net income attributable to redeemable noncontrolling interest of $656,000 for the three months ended September 30, 2017. Net income and loss attributable to redeemable noncontrolling interest represents third-party interests in consolidated funds.

Income Taxes
Income tax expense was $10.5 million for the three months ended September 30, 2018, compared with $17.6 million for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was 25.5%, compared with 41.2% for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes. The effective tax rate for the three months ended September 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes and the cumulative effect of a change in the Company’s estimated effective tax rate for the year.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenue
Revenue for the nine months ended September 30, 2018 increased 2.9% to $287.2 million from $279.2 million for the nine months ended September 30, 2017. The increase was primarily attributable to higher investment advisory and administration fees of $8.9 million, primarily due to higher average assets under management in open-end funds and a favorable change in the fee mix.
For the nine months ended September 30, 2018:

•
Total investment advisory revenue from institutional accounts increased 2.2% to $75.8 million from $74.2 million for the nine months ended September 30, 2017. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.6 bps and 33.8 bps for the nine months ended September 30, 2018 and 2017, respectively. The increase in the annualized effective fee rate reflected net outflows from lower fee paying accounts.

•
Total investment advisory and administration revenue from open-end funds increased 6.4% to $123.0 million from $115.6 million for the nine months ended September 30, 2017. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 72.7 bps and 73.2 bps for the nine months ended September 30, 2018 and 2017, respectively.

•
Total investment advisory and administration revenue from closed-end funds decreased 0.2% to $58.2 million from $58.3 million for the nine months ended September 30, 2017. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.7 bps and 83.7 bps for the nine months ended September 30, 2018 and 2017, respectively. The net increase in the annualized effective fee rate reflected the realignment of administration fee rates across our mutual fund complex which was approved by the mutual fund Board of Directors in June 2017 and became effective on October 1, 2017.

Expenses
Expenses for the nine months ended September 30, 2018 increased 5.5% to $174.5 million from $165.4 million for the nine months ended September 30, 2017, primarily due to higher employee compensation and benefits of $5.1 million as well as general and administrative expenses of $5.1 million, partially offset by lower distribution and service fees expense of $1.2 million.
Employee compensation and benefits for the nine months ended September 30, 2018 increased 5.6% to $96.8 million from $91.7 million for the nine months ended September 30, 2017, primarily due to higher salaries of approximately $2.5 million and incentive compensation of approximately $2.3 million attributable to increased headcount.
General and administrative expenses for the nine months ended September 30, 2018 increased 16.5% to $35.8 million from $30.7 million for the nine months ended September 30, 2017, primarily due to higher research and market data expenses of approximately $917,000, expenses of approximately $871,000 associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018, higher recruiting fees of approximately $650,000 as well as higher travel and entertainment of approximately $225,000. In addition, the nine months ended September 30, 2017 included refunds of foreign withholding taxes related to prior years of approximately $1.1 million.
Distribution and service fees expense for the nine months ended September 30, 2018 decreased 3.1% to $38.5 million from $39.7 million for the nine months ended September 30, 2017, primarily due to a continued shift in the composition of assets under management into lower cost share classes.
Operating Margin
Operating margin for the nine months ended September 30, 2018 decreased to 39.3% from 40.8% for the nine months ended September 30, 2017.
Non-operating Income (Loss)
Non-operating income for the nine months ended September 30, 2018 was $70,000, compared with $2.8 million for the nine months ended September 30, 2017. Non-operating income (loss) was comprised of the following:

•
Interest and dividend income, which included $4.9 million and $1.8 million of interest and dividend income from seed investments and $2.5 million and $878,000 of interest on corporate cash for the nine months ended September 30, 2018 and 2017, respectively;

•
Gains and losses from investments, which included net realized and unrealized losses of $4.7 million for the nine months ended September 30, 2018, compared with net realized and unrealized gains of $737,000 for the nine months ended September 30, 2017;

•
Foreign currency gains and losses, which included net losses of $3.8 million attributable to consolidated seed investments and net gains of $1.1 million attributable to foreign currency gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the nine months ended September 30, 2018, compared with net losses of $406,000 attributable to consolidated seed investments and $225,000 attributable to foreign currency losses associated with forward currency contracts used to hedge certain non-U.S. dollar investment advisory fees receivable for the nine months ended September 30, 2017; and

•
Net loss attributable to redeemable noncontrolling interest of $4.1 million for the nine months ended September 30, 2018, compared with net income attributable to redeemable noncontrolling interest of $139,000 for the nine months ended September 30, 2017. Net income and loss attributable to redeemable noncontrolling interest represents third-party interests in consolidated funds.

Income Taxes
Income tax expense for the nine months ended September 30, 2018 was $28.6 million, compared with $45.0 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 24.4%, compared with 38.6% for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by benefits related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability in connection with the Tax Cuts and Jobs Act. The effective tax rate for the nine months ended September 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes and the release of certain tax reserves.
As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 37-38 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenue
Revenue, as adjusted, for the three months ended September 30, 2018 increased 1.5% to $98.2 million from $96.7 million for the three months ended September 30, 2017.
Revenue, as adjusted, excluded investment advisory and administration fees attributable to the consolidation of certain of the Company's seed investments for all periods presented.
Expenses
Expenses, as adjusted, for the three months ended September 30, 2018 increased 4.4% to $58.7 million from $56.2 million for the three months ended September 30, 2017.
Expenses, as adjusted, excluded general and administrative expenses attributable to the consolidation of certain of the Company's seed investments for all periods presented, as well as employee compensation and benefits related to the accelerated vesting of certain restricted stock units due to retirements and a refund of foreign withholding taxes recorded during the three months ended September 30, 2017.
Operating Margin
Operating margin, as adjusted, for the three months ended September 30, 2018 was 40.2%, compared with 41.8% for the three months ended September 30, 2017.
Non-operating Income (Loss)
Non-operating income, as adjusted, for the three months ended September 30, 2018 was $1.1 million, compared with $471,000 for the three months ended September 30, 2017.
Non-operating income (loss), as adjusted, excluded results from the Company's seed investments for all periods presented and net foreign currency gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the three months ended September 30, 2018.

Income Taxes
The effective tax rate, as adjusted, for the three months ended September 30, 2018, was 25.3%, compared with 37.3% for the three months ended September 30, 2017.
The effective tax rate, as adjusted, for the three months ended September 30, 2018 excluded the income tax effects related to non-GAAP adjustments discussed above. The effective tax rate, as adjusted, for the three months ended September 30, 2017 excluded the income tax effects related to the non-GAAP adjustments discussed above as well as the tax benefit related to the delivery of restricted stock units.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenue
Revenue, as adjusted, for the nine months ended September 30, 2018 increased 2.8% to $286.8 million from $279.0 million for the nine months ended September 30, 2017.
Revenue, as adjusted, excluded investment advisory and administration fees attributable to the consolidation of certain of the Company's seed investments for all periods presented.
Expenses
Expenses, as adjusted, for the nine months ended September 30, 2018 increased 4.3% to $172.6 million from $165.6 million for the nine months ended September 30, 2017.
Expenses, as adjusted, excluded general and administrative expenses attributable to the consolidation of certain of the Company's seed investments for all periods presented, expenses incurred associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018 and refunds of foreign withholding taxes recorded during the nine months ended September 30, 2017.
Operating Margin
Operating margin, as adjusted, for the nine months ended September 30, 2018 was 39.8%, compared with 40.6% for the nine months ended September 30, 2017.
Non-operating Income (Loss)
Non-operating income, as adjusted, for the nine months ended September 30, 2018 was $2.4 million, compared with $629,000 for the nine months ended September 30, 2017.
Non-operating income (loss), as adjusted, excluded results from the Company's seed investments for all periods presented and net foreign currency gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the nine months ended September 30, 2018.
Income Taxes
The effective tax rate, as adjusted, for the nine months ended September 30, 2018, was 25.3%, compared with 37.8% for the nine months ended September 30, 2017.
The effective tax rate, as adjusted, for the nine months ended September 30, 2018 excluded amounts attributable to an adjustment to the Company's transition tax liability in connection with the Tax Cuts and Jobs Act, the income tax effects related to the non-GAAP adjustments discussed above as well as the tax benefits related to the delivery of restricted stock units. The effective tax rate, as adjusted, for the nine months ended September 30, 2017 excluded the income tax effects related to the non-GAAP adjustments discussed above, the tax expenses related to the delivery of restricted stock units as well as the release of certain tax reserves.

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

(in thousands, except per share data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018	2017
Net income attributable to common stockholders, U.S. GAAP	$30,790		$25,082	$88,335	$71,541
Deconsolidation (1)	(63)		(558)	903	(1,134)
Results from seed investments (2)	(551)		(521)	(931)	(653)
Accelerated vesting of restricted stock units (3)	—		298	—	298
General and administrative (4)	—		(950)	871	(1,018)
Foreign currency exchange gain (5)	(217)		—	(1,170)	—
Tax adjustments (6)	313		2,300	(862)	1,948
Net income attributable to common stockholders, as adjusted	$30,272		$25,651	$87,146	$70,982

Diluted weighted average shares outstanding	47,524		47,047	47,327	46,858
Diluted earnings per share, U.S. GAAP	$0.65		$0.53	$1.87	$1.53
Deconsolidation (1)	—	*	(0.01)	0.02	(0.03)
Results from seed investments (2)	(0.01)		(0.01)	(0.02)	(0.02)
Accelerated vesting of restricted stock units (3)	—		0.01	—	0.01
General and administrative (4)	—		(0.02)	0.02	(0.02)
Foreign currency exchange gain (5)	(0.01)		—	(0.03)	—
Tax adjustments (6)	0.01		0.05	(0.02)	0.04
Diluted earnings per share, as adjusted	$0.64		$0.55	$1.84	$1.51
_________________________

*	Amounts round to less than $0.01 per share.

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents (i) dividend income and realized (gains) losses on seed investments in Company-sponsored funds, (ii) the Company's proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized (gains) losses, and (iii) realized and unrealized (gains) losses on unconsolidated seed investments.

(3)	Represents amounts related to the accelerated vesting of certain restricted stock units due to retirements.

(4)
Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018 and refunds of foreign withholding taxes in the first and third quarters of 2017.

(5)
Represents net foreign currency exchange gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries. Prior period U.S. GAAP amounts have not been recast to conform with the current period presentation as the impact to results was not material.

(6)	Tax adjustments are summarized in the following table:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Transition tax liability in connection with the Tax Cuts and Jobs Act	$—	$—	$(123)	$—
Tax reserves	—	1,665	—	965
Other tax-related items	—	(5)	(947)	48
Tax-effect of non-GAAP adjustments	313	640	208	935
Total tax adjustments	$313	$2,300	$(862)	$1,948

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

(in thousands, except per percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, U.S. GAAP (1)	$98,331	$96,787	$287,205	$279,242
Deconsolidation (2)	(180)	(101)	(425)	(255)
Revenue, as adjusted	$98,151	$96,686	$286,780	$278,987

Expenses, U.S. GAAP (1)	$59,108	$55,814	$174,476	$165,384
Deconsolidation (2)	(373)	(222)	(971)	(515)
Accelerated vesting of restricted stock units (3)	—	(298)	—	(298)
General and administrative (4)	—	950	(871)	1,018
Expenses, as adjusted	$58,735	$56,244	$172,634	$165,589

Operating income, U.S. GAAP	$39,223	$40,973	$112,729	$113,858
Deconsolidation (2)	193	121	546	260
Accelerated vesting of restricted stock units (3)	—	298	—	298
General and administrative (4)	—	(950)	871	(1,018)
Operating income, as adjusted	$39,416	$40,442	$114,146	$113,398

Operating margin, U.S. GAAP	39.9%	42.3%	39.3%	40.8%
Operating margin, as adjusted	40.2%	41.8%	39.8%	40.6%
_________________________

(1)	The presentation for the three and nine months ended September 30, 2017 has been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

(2)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(3)	Represents amounts related to the accelerated vesting of certain restricted stock units due to retirements.

(4)
Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018 and refunds of foreign withholding taxes in the first and third quarters of 2017.

Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-operating income (loss), U.S. GAAP	$1,047	$2,327	$70	$2,815
Deconsolidation (1)	803	(1,335)	4,468	(1,533)
Results from seed investments (2)	(551)	(521)	(931)	(653)
Foreign currency exchange gain (3)	(217)	—	(1,170)	—
Non-operating income (loss), as adjusted	$1,082	$471	$2,437	$629
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents (i) dividend income and realized (gains) losses on seed investments in Company-sponsored funds, (ii) the Company's proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized (gains) losses, and (iii) realized and unrealized (gains) losses on unconsolidated seed investments.

(3)
Represents net foreign currency exchange gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries. Prior period U.S. GAAP amounts have not been recast to conform with the current period presentation as the impact to results was not material.

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
Net Liquid Assets
Our current financial condition is highly liquid, primarily comprising cash and cash equivalents, U.S. Treasury securities, seed investments and current assets. Liquid assets are reduced by current liabilities which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any debt outstanding.
The following table summarizes net liquid assets for the periods presented:

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$164,460	$193,452
U.S. Treasury securities	49,599	—
Seed investments	76,684	63,416
Current assets	68,294	59,871
Current liabilities	(62,314)	(69,086)
Net liquid assets	$296,723	$247,653
Cash and cash equivalents
Cash and cash equivalents are on deposit with three major financial institutions and consist of short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and classified as held to maturity, with maturities ranging from 6 to 24 months as of September 30, 2018.
Seed investments
Seed investments are comprised of equity investments at fair value, trading investments and equity method investments. The fair value amount presented in the above table is net of redeemable noncontrolling interest and excludes certain illiquid investments classified as level 3 as well as investments measured at NAV (or its equivalent) as a practical expedient in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement, which we are contractually prohibited from redeeming.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At September 30, 2018, institutional accounts comprised 59% of total accounts receivable, while open-end and closed-end funds, together, comprised 35% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at September 30, 2018, there were no past due items related to institutional accounts. Receivables associated with open-end and closed-end funds are generally collected on the first business day of the following month.
Current liabilities
Current liabilities are generally defined as obligations due within one year, which includes accrued compensation, distribution and service fees payable, certain income taxes payable, and other liabilities and accrued expenses.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.

The following table summarizes cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash Flow Data:
Net cash provided by (used in) operating activities	$39,323	$10,645
Net cash provided by (used in) investing activities	(52,018)	6,783
Net cash provided by (used in) financing activities	(15,291)	(2,465)
Net increase (decrease) in cash and cash equivalents	(27,986)	14,963
Effect of foreign exchange rate changes on cash and cash equivalents	(1,006)	676
Cash and cash equivalents, beginning of the period	193,452	183,234
Cash and cash equivalents, end of the period	$164,460	$198,873
Cash and cash equivalents decreased by $28.0 million, excluding the effect of foreign exchange rate changes, during the nine months ended September 30, 2018. Net cash provided by operating activities was $39.3 million for the nine months ended September 30, 2018. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $52.0 million, which included $60.7 million of investment purchases, including the seeding of five new track record accounts and investment of $49.5 million into U.S. treasury securities, partially offset by $11.1 million of proceeds from the sale of investments. Net cash used in financing activities was $15.3 million, including dividends paid to stockholders of $46.3 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.6 million, as well as distributions to redeemable noncontrolling interest of $4.3 million, partially offset by contributions from redeemable noncontrolling interest of $45.5 million.
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
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At September 30, 2018, we exceeded our minimum regulatory capital requirements by approximately $3.1 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) and Cohen & Steers UK Limited (CSUK) are regulated outside the U.S. CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At September 30, 2018, CSAL exceeded its minimum regulatory capital requirements by approximately $25.0 million. During the three months ended September 30, 2018, CSAL paid a dividend in the amount of approximately $32.0 million to its parent, Cohen & Steers Capital Management, Inc.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At September 30, 2018, CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $29.1 million.
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
On November 7, 2018, the Board of Directors approved and the Company declared quarterly and special cash dividends on its common stock in the amount of $0.33 and $2.50 per share, respectively. The dividends will be payable on December 3, 2018 to the stockholders of record at the close of business on November 19, 2018.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). At September 30, 2018, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at September 30, 2018.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at September 30, 2018 (in thousands):

	2018	2019	2020	2021	2022	2023 and after	Total
Operating leases	$3,719	$15,063	$13,531	$11,399	$10,890	$11,812	$66,414
Other liability	166	665	665	665	665	4,985	7,811
Total	$3,885	$15,728	$14,196	$12,064	$11,555	$16,797	$74,225
Operating Leases
Operating leases consist of noncancelable long-term operating leases for office space, information technology applications, market data and certain office equipment. In July 2018, the Company renewed its lease agreement for office space in Japan. The lease expires July 31, 2021.
Other Liability
Other liability consists of the remaining transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in December 2017 (the Tax Act). This tax liability, which is payable over eight years on an interest-free basis, was included as part of income tax payable on our condensed consolidated statement of financial condition at September 30, 2018.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at September 30, 2018. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at September 30, 2018 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2018, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2018	998	$43.44	—	—
August 1 through August 31, 2018	—	$—	—	—
September 1 through September 30, 2018	62	$41.61	—	—
Total	1,060	$43.33	—	—
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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	November 8, 2018	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 8, 2018	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer