Form 10-K
period 2018-12-31
COHEN & STEERS INC
filed 2019-03-01
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
		Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2018 was approximately $922 million. There is no non-voting common stock of the Registrant outstanding.
As of February 19, 2019, there were 47,221,640 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2019 annual meeting of stockholders scheduled to be held on May 1, 2019 are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, Inc. (CNS), a Delaware corporation formed on March 17, 2004, is a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Headquartered in New York City, with offices in London, Hong Kong, and Tokyo, we serve institutional and individual investors around the world.
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
At December 31, 2018, we managed $54.8 billion in assets—$25.7 billion in institutional accounts, $20.7 billion in open-end funds, and $8.4 billion in closed-end funds. Our assets under management decreased 11.7% from $62.1 billion at December 31, 2017 as a result of net outflows of $1.2 billion, market depreciation of $2.5 billion and distributions of $3.6 billion. At January 31, 2019, our assets under management increased 9.5% from December 31, 2018 to $60.0 billion as a result of net inflows of $427 million and market appreciation of $5.0 billion, partially offset by distributions of $200 million.
Investment Vehicles
We manage three types of investment vehicles: institutional accounts, open-end funds and closed-end funds.
Institutional Accounts
Institutional accounts for which we serve as investment adviser represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in accordance with the investment requirements of that client as set forth in such client’s investment management agreement and investment guidelines. The investment management agreements with our institutional account clients are generally terminable at any time. For the years ended December 31, 2018, 2017 and 2016, investment advisory fees from our institutional accounts totaled approximately $100.3 million, $100.2 million and $92.2 million, respectively, and accounted for 29.4%, 29.8% and 29.6%, respectively, of our investment advisory and administration fee revenue.
Advisory assets, which represent accounts for which we have been appointed as the investment manager, are included in our institutional account assets. As investment adviser, we are responsible to oversee the daily operations and manage the assets in the account while adhering to the specified investment objectives. As of December 31, 2018, approximately $12.1 billion of our institutional account assets were in advisory accounts.
Subadvisory assets, which generally represent collective investment vehicles for which we have been appointed as a subadvisor by the investment manager of that investment vehicle, are included in our institutional account assets. As subadvisor, we are responsible for managing all or a portion of the vehicle's investments, while the investment adviser oversees our performance as subadvisor; the vehicle sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions of income from the investment vehicle to its beneficial owners. As of December 31, 2018, approximately $13.6 billion of our institutional account assets were in subadvisory accounts.

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
The investment advisory fees that we receive from the open-end funds for which we serve as investment adviser vary based on each fund’s investment strategy, fees charged by other comparable funds and the market in which the fund is offered. In addition, we receive a separate fee for providing administrative services to certain open-end funds at a rate that is designed to reimburse us for the cost of providing these services. The open-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a contractual fee rate applied to the fund’s average assets under management. For the years ended December 31, 2018, 2017 and 2016, investment advisory and administration fees from open-end funds totaled approximately $163.6 million, $157.9 million and $143.5 million, respectively, and accounted for 48%, 47% and 46%, respectively, of our investment advisory and administration fee revenue.
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
The investment advisory fees that we receive from the closed-end funds for which we serve as investment adviser vary based on each fund’s investment strategy, fees charged by other comparable funds and prevailing market conditions at the time each closed-end fund initially offered its shares to the public. In addition, we receive a separate fee for providing administration services to eight of the nine closed-end funds at a rate that is designed to reimburse us for the cost of providing these services. The closed-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a contractual fee rate applied to the fund’s average assets under management. For the years ended December 31, 2018, 2017 and 2016, investment advisory and administration fees from closed-end funds totaled approximately $77.3 million, $78.7 million and $76.1 million, respectively, and accounted for 22.6%, 23.4% and 24.4%, respectively, of our investment advisory and administration fee revenue.
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
Portfolio Consulting and Other Services
We maintain two proprietary indexes, Cohen & Steers Realty Majors Index (RMP) and Cohen & Steers Global Realty Majors Index (GRM). RMP is the basis for the iShares Cohen & Steers REIT ETF sponsored by BlackRock Institutional Trust Company, N.A. GRM is the basis for Cohen & Steers Global Realty Majors ETF sponsored by ALPS Fund Services, Inc. and iShares Global Real Estate Index ETF sponsored by BlackRock Asset Management Canada Limited. We earn a licensing fee based on a percentage of the funds’ assets for the use of our indexes, which were approximately $2.0 billion as of December 31, 2018. While we receive a fee on these assets, they are not included in our reported assets under management.
We also provide services in connection with model-based strategies accounts. We provide model portfolios of securities that fulfill the investment objective of a specified strategy on a regular basis. As of December 31, 2018, we provided such services to accounts with aggregate assets of $3.0 billion. While we receive a fee on these assets, they are not included in our reported assets under management.

In addition, we provide several services in connection with assets held by unit investment trusts (UITs). A UIT is a registered investment company that holds a portfolio of securities that generally does not change during the life of the UIT (generally two to five years) except that the sponsor of the UIT may sell portfolio securities under certain narrowly defined circumstances. As a portfolio consultant to a number of UITs, we construct a portfolio of securities that we believe is well suited to satisfy the investment objective of the UIT. We also provide ongoing portfolio monitoring services and provide a license to certain firms to use our name in connection with certain of their investment products. At December 31, 2018, we provided such portfolio consulting services to UITs with aggregate assets of approximately $615 million. While we receive a fee on these assets, they are not included in our reported assets under management.
Our fee schedules for these services vary based on the type of services.
Our Investment Strategies
Each of our investment strategies is overseen by a specialist team, each of which is led by a portfolio manager, or a team of portfolio managers, supported by dedicated analysts. These personnel are located in our New York, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and each has a unique and well-defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements. These teams are subject to multiple levels of oversight and support from our President and Chief Investment Officer, our Chief Administrative Officer-Investments, our Investment Risk Committee, our Investment Operating Committee and our Legal and Compliance Department. Some of our strategies may involve multiple asset classes and are overseen by investment committees led by senior portfolio managers of our specialist teams.
Below is a summary of our core investment strategies:
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
MLPs and Midstream Energy invests in a diversified portfolio of energy-related master limited partnerships (MLPs) and securities of companies that derive at least 50% of their revenues or operating income from the exploration, production, gathering, transportation, processing, storage, refining, distribution or marketing of natural gas, natural gas liquids (including propane), crude oil, refined petroleum products, coal or and other energy resources. The investment objective is total return with a balance of capital appreciation and income.
Global Natural Resource Equities invests in companies involved in the production, extraction, or processing of commodities and natural resources. Specifically, the strategy invests in energy producers, metals and mining companies and agriculture-based businesses. The investment objective is total return.
Commodities invests in a diversified portfolio of exchange-traded commodity futures contracts and other commodity-related financial derivative instruments. We take a fundamental, research-driven approach to commodities management, while seeking alpha through active trade implementation. The investment objective is total return.
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
Our direct competitors in wealth management are other fund and exchange-traded-fund (ETF) sponsors, including large nationally recognized investment management firms that have more diverse product offerings and smaller boutique firms that specialize in particular asset classes. We also compete against managers that manage separate-account portfolios for high net worth clients. In the institutional channel, we compete against a number of investment managers offering similar products and services, from boutique establishments to major commercial and investment banks.
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
CSCM is a registered investment adviser with the U.S. Securities and Exchange Commission (the SEC) and is an approved investment manager with the Luxembourg Commission de Surveillance du Secteur Financier (the CSSF), the Irish Financial Services Regulatory Authority (the IFSRA) and the Korean Financial Services Commission. CSCM has also obtained exemptions from registration that allow it to provide investment management services to institutions in Australia and Canada. CSCM is a registered commodity trading adviser and a registered commodity pool operator with the Commodities Futures Trading Commission (the CFTC) and is a member of the National Futures Association (the NFA), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps, and various other financial instruments in which certain of the Company’s clients may invest.

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
CSJL, a Delaware limited liability company and subsidiary that conducts its operations from a branch office located in Tokyo, is a financial instruments operator (investment advisory and agency business) registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. CSJL supports the marketing, client service and business development activities of the Company.
CSS is a registered broker-dealer regulated by the SEC, the Financial Industry Regulatory Authority and other federal and state agencies. CSS is subject to regulations governing, among other things, sales practices, capital structure and recordkeeping. CSS is also subject to the SEC’s net capital rule, which specifies minimum net capital levels for registered broker-dealers and is designed to enforce minimum standards for the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to withdraw capital and receive dividends from CSS.
Because of the global and integrated nature of our business, regulation applicable to an affiliate in one jurisdiction may affect the operation of affiliates in others or require compliance at a group level.
Employees
As of December 31, 2018, we had 328 full-time employees.
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

Item 1A. Risk Factors
Risks Related to our Business
A significant portion of our revenue for 2018 was derived from a single institutional client.
As of December 31, 2018, our largest institutional client, Daiwa Asset Management, which holds most of its assets in U.S. REITs in both subadvisory and model-based accounts, represented approximately 8.8% of our total revenue for 2018. Approximately 31.2% of the institutional account assets we managed and approximately 14.6% of our total assets under management as well as approximately 20.3% of our assets under advisement were derived from this client. Investor demand for the products we subadvise for this client can be affected by, among other things, changes in the distributions paid by those products, the strength of the Japanese yen compared to the currencies in which the assets held in those products are denominated, and the market and regulatory environment in the Japanese mutual fund market. Reductions in the distribution rates by those products during 2018 contributed to decreased investor demand for these products, and the resulting outflows of assets negatively impacted our revenue for 2018. Any further loss of assets from any of these accounts would reduce our revenue and adversely affect our financial condition.
A decline in the absolute or relative performance of real estate securities would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2018, approximately 62.0% of the assets we managed were concentrated in real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect investment performance. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. Income and real estate values may be adversely affected by, among other things, unfavorable changes to tax laws and other laws and regulations applicable to real estate securities, the cost of compliance with applicable laws and regulations, interest rates, the availability of financing, the creditworthiness of tenants, and the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions. If the underlying properties do not generate sufficient income to pay for ongoing operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance of real estate securities would have an adverse effect on the assets we manage and reduce the fees we earn and our revenue.
Our growth and the execution of our real estate investment strategy may be constrained by the size and number of real estate securities issuers, as well as REIT ownership restrictions.
Investments in real estate securities continue to play an important role in our overall business strategy. Our ability to fully utilize our overall investment capacity and continue to increase our ownership of real estate securities depends, in part, on growth in the size and number of issuers in the real estate securities market, particularly in the U.S. Limited growth, or any consolidation activity in the real estate sector, could limit or reduce the number of investment alternatives otherwise available to us. In addition, increased competition for investment opportunities due to large amounts of available capital dedicated to real estate strategies, or a real or perceived trend towards merger and acquisition activity in the sector, could affect real estate valuations and prices. A limited number of investment targets could adversely impact our ability to make new investments based on fundamental valuations or at all, impair the full utilization of our overall investment capacity, and otherwise negatively affect our investment strategy.
Our ability to increase our ownership, or maintain existing levels of ownership, may also be constrained by REIT ownership limits, which limit the percentage ownership of a REIT’s outstanding capital stock, common stock, and/or preferred stock. REIT charters generally grant a REIT the right to unilaterally reduce any ownership amount that it deems to be in violation of its ownership limits. Such charters do not typically provide for the elimination of such right even in the event that a REIT has previously provided waivers from such limits or acknowledgements that ownership levels do not violate such limits. To the extent these ownership constraints might prevent us from acquiring new or additional real estate securities, or force us to reduce existing ownership amounts, our revenue and our ability to invest available assets and increase the assets we manage could be negatively affected.
Seed investments made to support the launch of new strategies and products may expose us to potential losses on invested capital.
Our success is partially dependent on our ability to develop, launch, market and manage new investment strategies and products. New investment strategies and products require an initial cash investment, time and sufficient resources as well as ongoing marketing and other support, including potential subsidies of operating costs.

From time to time, we support the launch of new investment strategies and products by making seed investments in those strategies and products. Numerous risks and uncertainties are associated with all stages of the seed investment product life cycle, including investment performance, market risks, shifting client or market preferences, the introduction of competing products and compliance with regulatory requirements. Seed investments in new strategies and products utilize capital that would otherwise be available for other corporate purposes and expose us to potential capital losses, against which we may not hedge. To the extent we incur losses on our seed investments, our earnings and financial condition may be adversely impacted.
Regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions and subject to best execution, we receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers. As a result of regulations in the European Union, we previously determined to eliminate the use of commission credits to pay for research and eligible services for accounts within the scope of MiFID II. Our operating expenses increased due to the decision to pay for research and eligible services.
Several U.S.-based investment managers recently announced their intention to adopt a uniform approach to pay for research costs and expenses globally, subject to applicable SEC regulations. Depending on the evolution of industry practices and regulatory developments, we may elect to pay for research to conform to market practices, which would further increase our operating expenses.
We face substantial competition in all aspects of our business.
The investment management industry is highly competitive, and investors are increasingly fee sensitive. We compete against a large number of investment products offered by other investment management companies, investment dealers, banks and insurance companies, and many institutions we compete with have greater financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.
Our actively managed investment strategies compete not only against other active strategies but also against similarly positioned passive strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression. In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain clients. In order to maintain our current fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to pay our fees. To the extent that current or potential clients decide to invest in products sponsored by our competitors, the sales of our products as well as our market share, revenue and net income could decline.
The inability to access clients through third-party intermediaries could have a material adverse effect on our business.
In recent years, a significant portion of the growth in the assets we manage has been from assets attributable to the distribution of our products through third-party intermediaries. Our ability to distribute our products is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, investment advisory firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing investment products that could limit the distribution of our products. In addition, our separate account business and subadvisory and model delivery services depend in part on recommendations by consultants, financial planners and other professional advisors, as well as our existing clients.
The structure and terms of the distribution arrangements with intermediaries, including fees or rebates paid by us or our funds to intermediaries to assist with distribution efforts, and the ability of our funds to participate in these intermediary platforms are subject to changes driven by market competition and regulatory developments. Our existing relationships with third-party intermediaries and access to new intermediaries could be adversely affected by continued consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products or increased competition to access third-party distribution channels. There can be no assurance that we will be able to retain access to these channels. Loss of any of these third-party distribution channels, or changes to their structure and terms, or any reduction in our ability to access clients and investors through existing and new distribution channels, could adversely affect our business.

The growth of our business could be adversely affected if we are unable to manage the costs associated with the expansion of our business.
Our growth strategy continues to involve diversifying our investment management business to include products and services outside of investments in real estate securities. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, including global listed infrastructure and midstream energy, and have expanded our geographical presence, capabilities as well as product and service offerings outside the U.S. As a result, our fixed costs and other expenses have increased to support the development of new strategies and products, to expand the availability and marketability of our existing strategies and products, to grow our potential client base, and to enhance our infrastructure, including additional office space, technology and personnel. The success of our business strategy and future growth is contingent upon our ability to continue to support the development of new strategies and products, to expand the availability of our existing strategies and products, and our ability to successfully manage multiple offices and navigate legal and regulatory systems both domestically and internationally. The cost of adequately supporting such growth and initiatives would have an effect on our operating margin and other financial results.
Our clients may withdraw or reduce the amount of assets we manage or otherwise change the terms of our relationship, which could have an adverse impact on our revenue.
Our institutional clients, and firms with which we have strategic alliances, may terminate their relationship with us, reduce the amount of assets we manage, shift their assets to other types of accounts with different fee structures, or renegotiate the fees we charge them for any number of reasons, including investment performance, redemptions by beneficial owners of funds we manage or subadvise, actual or perceived competition between the accounts we subadvise and our proprietary investment products, changes in the key members of an investment team, changes in prevailing interest rates and financial market performance. Certain investors in the funds that we manage hold their shares indirectly through platforms sponsored by financial institutions that have the authority to make investment and asset allocation decisions on behalf of such investors. Decisions by investors to redeem assets may require selling investments at a disadvantageous time or price, which could negatively affect the amount of our assets under management or our ability to continue to pursue certain investment strategies. In a declining market or in conditions of poor relative or absolute performance, the pace of redemptions and withdrawals and the loss of institutional and individual separate account clients could accelerate. The occurrence of any of these events could have a material adverse effect on our revenue.
Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to approximately $2.3 billion as of December 31, 2018. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidating investments during adverse market conditions would reduce the Company’s assets under management and revenue.
We could incur financial losses, reputational harm, and regulatory penalties if we fail to implement effective information security policies and procedures.
Our business is dependent on the effectiveness of our information security policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our employees and clients’ portfolios as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of our assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats is constantly evolving and becoming increasingly sophisticated. Although we take precautions to password protect and encrypt our employees’ mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk.

Breach or other failure of our technology systems, including those of third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory penalties and litigation costs resulting from the incident. Moreover, loss of confidential client information could harm our reputation, result in the termination of contracts by our existing clients and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. We maintain a cyber insurance policy to help mitigate against any potential losses relating to information security breaches. However, such insurance may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policy, we may be required to pay a substantial amount in respect of such successful claim.
Failure to maintain adequate business continuity plans could have a material adverse effect on the Company and its products.
Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including New York and New Jersey. Critical operations that are geographically concentrated in New York include portfolio management, trading operations, information technology, investment administration, and portfolio accounting services for our products as well as corporate accounting systems. Should we, or any of our critical service providers, experience a significant local or regional disaster or other significant business disruption, our ability to remain operational will depend in part on the safety and availability of our personnel, our office facilities, and the proper functioning of our network, telecommunication and other related systems and operations. We have backup systems and contingency plans, but we cannot ensure that they will be adequate under all circumstances or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster recovery support, and we cannot guarantee that these vendors will be able to perform in an adequate and timely manner. Failure by us, or any of our critical service providers, to maintain up-to-date business continuity plans, including system backup facilities, would impede our ability to operate in the event of a significant business disruption, which could result in financial losses to the Company and our clients and investors.
We could experience loss of client relationships if our reputation is harmed.
Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received globally both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, operational failures, the dissemination by current or former clients of unfavorable opinions about our services, changes in key members of an investment team or changes in our senior management and the imposition of legal or regulatory sanctions or penalties in connection with our business activities. If our reputation is harmed, existing clients and investors may reduce amounts held in, or withdraw entirely from, funds or accounts that we manage, or funds or accounts may terminate their relationship with us. In addition, reputational harm may cause us to lose current employees and we may be unable to attract new ones with similar qualifications or skills, which could negatively affect our operations. If we fail to address, or appear to fail to address, successfully and promptly, the underlying causes of any reputational harm, we may be unsuccessful in repairing any damage to our reputation and our future business prospects would likely be affected, and the loss of client relationships could reduce our assets under management, revenue and earnings.
The failure of a key vendor to fulfill its obligations to the Company could have a material adverse effect on the Company and its products.
We depend on a number of key vendors for various fund administration, fund and corporate accounting, custody and transfer agent services, information technology services, market data, and other operational needs. The failure or inability of the Company to establish backup for key services or the failure of any key vendor to fulfill its obligations could lead to operational issues for the Company and certain of its products, which could result in financial losses for the Company and its clients.

Risks Related to our Common Stock
A significant portion of our common stock is owned or controlled by our Chairman and our Chief Executive Officer and their respective family members, which may limit the ability of other stockholders to influence the affairs of the Company.
Our Chairman and a member of his family beneficially owned or controlled approximately 23.1% of our common stock as of December 31, 2018. In addition, our Chief Executive Officer and members of his family beneficially owned or controlled approximately 25.5% of our common stock as of December 31, 2018. Such levels of ownership or control create the ability to meaningfully influence, among other things:

•	the election of members of our board of directors, thereby indirectly influencing the management and affairs of the Company;

•	the outcome of matters submitted to a vote of our stockholders; and

•	any unsolicited acquisition of us and, consequently, potentially adversely affect the market price of our common stock or prevent our stockholders from realizing a premium on their shares.
The interests of one or more of such persons may differ from those of other stockholders in instances where, for example, management compensation is being determined or where an unsolicited acquisition of us could result in a change in our management. The concentration of beneficial ownership in such persons may limit the ability of our other stockholders to influence the affairs of the Company.
A sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and the issuance of additional shares will dilute your percentage ownership in the Company.
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our Chairman and our Chief Executive Officer, together with certain of their respective family members, beneficially owned or controlled 10,814,801 shares and 11,910,308 shares, respectively, of our common stock as of December 31, 2018. Any of such persons may sell shares of our common stock in the open market, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In connection with our initial public offering in 2004, we entered into a Registration Rights Agreement with our Chairman and our Chief Executive Officer and certain trust entities controlled by certain of their respective family members that requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In May 2018, we filed a Registration Statement on Form S-3 covering (i) the resale of up to an aggregate of 22,911,757 shares owned or controlled by our Chairman and our Chief Executive Officer and certain other persons and (ii) the offer and sale of an indeterminate number of shares by us to the public. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and any additional shares that we issue will dilute your percentage ownership in the Company.
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

Legal and Regulatory Risks
We may be adversely impacted by legal and regulatory changes in the U.S. and internationally.
We operate in a highly regulated industry and are subject to new regulations and revisions to, and evolving interpretations of, existing regulations in the U.S. and internationally. In recent years, regulators in the U.S. and abroad have increased oversight of the financial industry, which may result in regulation that increases the Company’s cost of conducting its business and maintaining its global compliance standards or limit or change the Company’s current or prospective business.
U.S. regulatory agencies have proposed and adopted multiple regulations that could impact the mutual fund industry. The SEC’s final rules and amendments that modernize reporting and disclosure and implement a liquidity risk management program, along with other potential new regulations, could restrict the funds we manage from engaging in certain transactions and impact flows and increase expenses.
In Europe, rules and regulations under MiFID II and MiFIR became effective on January 3, 2018. These have had, and will continue to have, direct and indirect effects on our operations in Europe, including increased costs for investment research and increased compliance, disclosure, reporting, and other obligations.
In May 2018, the European Union’s General Data Protection Regulation (GDPR) became effective. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation in the European Union. This has required us to extensively review our global data processing systems to comply with the stringent rules under GDPR. Compliance under GDPR has resulted in higher costs for increased disclosure and other obligations. Failure to comply with GDPR could result in fines up to the higher of 20 million euros or 4% of annual global revenues.
The U.K.’s decision to exit the European Union following the June 2016 vote on the matter (referred to as Brexit) may disrupt our business operations and impact our reported financial results as well as the liquidity and value of our investments. Brexit has caused significant geo-political and legal uncertainty and market volatility in the U.K. and elsewhere, which has continued during the Brexit negotiation process. Depending on the outcome of the Brexit negotiations, CSUK’s ability to market and provide its services or serve as a distributor of financial products within the European Union could be restricted temporarily or in the long term. Our contingency plans for certain Brexit scenarios require the cooperation of counterparties or a regulator of financial services to make timely arrangements. While we believe it is in the best interests of counterparties and regulators to cooperate, we cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses may increase as we implement our plan to continue to market and provide our services and distribute our products in the short and/or long term.
Although the full extent of the foregoing regulatory changes is still unclear, they may affect our business operations and increase our operating expenses.
Our involvement in legal proceedings could adversely affect our results of operations and financial condition.
Many aspects of our business involve risks of legal liability. Claims against us may arise in the ordinary course of business, including employment-related claims, and from time to time, we may receive subpoenas or other requests for information from various U.S. and non-U.S. governmental or regulatory authorities and third parties in connection with certain industry-wide, company-specific or other investigations or proceedings. In addition, certain funds we manage may become subject to lawsuits, any of which could potentially impact the investment returns of the applicable fund.
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
Item 2. Properties
Our principal executive office is located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in London, Hong Kong and Tokyo.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS”. As of February 19, 2019, there were 20 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners.
Payment of any dividends to our common stockholders is subject to the approval of our Board of Directors. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors deemed relevant. On February 21, 2019, we declared a quarterly cash dividend on our common stock in the amount of $0.36 per share.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2018, we did not make any purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.
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
Selected Consolidated Financial and Other Data

(in thousands, except per share data)	As of and For the Year Ended December 31,
	2018		2017		2016		2015		2014
Consolidated Statements of Operations
Total revenue	$381,111		$378,696	(1)	$351,497	(1)	$328,655		$313,934
Total expenses	234,073		223,950	(1)	215,986	(1)	201,106		191,993
Operating income	147,038		154,746		135,511		127,549		121,941
Total non-operating income (loss)	(3,259)		5,654		7,892		(14,805)	(3)	73
Income before provision for income taxes	143,779		160,400		143,403		112,744		122,014
Provision for income taxes	34,257	(2)	67,914		50,593		48,407		46,280
Net income	109,522		92,486		92,810		64,337		75,734
Less: Net (income) loss attributable to redeemable noncontrolling interests	4,374		(547)		126		214		(224)
Net income attributable to common stockholders	$113,896		$91,939		$92,936		$64,551		$75,510

Earnings per share attributable to common stockholders
Basic	$2.43		$1.98		$2.02		$1.42		$1.69
Diluted	$2.40		$1.96		$2.00		$1.41		$1.65

Cash dividends declared per share
Quarterly	$1.32		$1.12		$1.04		$1.00		$0.88
Special	$2.50		$1.00		$0.50		$0.50		$1.00
Consolidated Statements of Financial Condition
Cash and cash equivalents	$92,733		$193,452		$183,234		$142,728		$124,938
Investments	224,932		108,106		54,544		71,334		59,328
Total assets	432,551		410,125		333,728		305,322		280,721
Total liabilities	95,713		86,794		67,061		62,212		52,133
Redeemable noncontrolling interests	114,192		47,795		853		11,334		607
Total stockholders’ equity	222,646		275,536		265,814		231,776		227,981

Other Data (in millions)
Assets under management (AUM) by investment vehicle:
Institutional accounts	$25,712		$29,396		$28,659		$26,105		$26,201
Open-end funds	20,699		23,304		19,576		17,460		17,131
Closed-end funds	8,410		9,406		8,963		9,029		9,805
Total AUM	$54,821		$62,106		$57,198		$52,594		$53,137

_________________________
(1) Amounts have been recast to reflect the Company’s adoption of the new revenue recognition accounting standard on January 1, 2018. See Notes 2 and 3 of the consolidated financial statements for further discussion of the Company's recently adopted accounting pronouncements and revenue, respectively.
(2) Amount reflects the lower U.S. federal statutory tax rate of 21% due to the Tax Cuts and Jobs Act.
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
Executive Overview
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong and Tokyo.
Our primary investment strategies include U.S. real estate securities, global/international real estate securities, global listed infrastructure, midstream energy, commodities, real assets multi-strategy, preferred securities and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. registered funds and other commingled vehicles as well as separate accounts, including subadvised portfolios for financial institutions and individuals around the world.
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
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts; investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds as well as fees for portfolio consulting and other services. Our fees are paid in arrears, based on contractually specified rates applied to the value of the assets we manage and, to a lesser degree, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, addition or termination of client accounts, contributions or withdrawals from client accounts, market conditions, foreign currency fluctuations, distributions as well as investor subscriptions or redemptions, and is recognized over the period that the assets are managed.
A majority of our revenue, approximately 89.5%, 88.9% and 88.7% for the years ended December 31, 2018, 2017 and 2016, respectively, was derived from investment advisory and administration fees for providing asset management services to institutional accounts as well as open-end funds and closed-end funds sponsored by the Company.

Assets Under Management
By Investment Vehicle

	Year Ended December 31,
	2018	2017	2016
Institutional Accounts
Assets under management, beginning of period	$29,396	$28,659	$26,105
Inflows	2,814	3,963	6,374
Outflows	(3,558)	(3,267)	(2,414)
Net inflows (outflows)	(744)	696	3,960
Market appreciation (depreciation)	(1,010)	2,867	1,627
Distributions	(1,962)	(3,018)	(3,033)
Transfers	32	192	—
Total increase (decrease)	(3,684)	737	2,554
Assets under management, end of period	$25,712	$29,396	$28,659
Average assets under management	$27,408	$29,346	$28,085

Open-end Funds
Assets under management, beginning of period	$23,304	$19,576	$17,460
Inflows	8,963	9,702	9,630
Outflows	(9,411)	(6,541)	(6,831)
Net inflows (outflows)	(448)	3,161	2,799
Market appreciation (depreciation)	(1,014)	1,947	917
Distributions	(1,111)	(1,188)	(1,600)
Transfers	(32)	(192)	—
Total increase (decrease)	(2,605)	3,728	2,116
Assets under management, end of period	$20,699	$23,304	$19,576
Average assets under management	$22,548	$21,623	$19,176

Closed-end Funds
Assets under management, beginning of period	$9,406	$8,963	$9,029
Inflows	12	—	—
Outflows	—	—	(88)
Net inflows (outflows)	12	—	(88)
Market appreciation (depreciation)	(496)	949	554
Distributions	(512)	(506)	(532)
Total increase (decrease)	(996)	443	(66)
Assets under management, end of period	$8,410	$9,406	$8,963
Average assets under management	$9,012	$9,343	$9,108

Total
Assets under management, beginning of period	$62,106	$57,198	$52,594
Inflows	11,789	13,665	16,004
Outflows	(12,969)	(9,808)	(9,333)
Net inflows (outflows)	(1,180)	3,857	6,671
Market appreciation (depreciation)	(2,520)	5,763	3,098
Distributions	(3,585)	(4,712)	(5,165)
Total increase (decrease)	(7,285)	4,908	4,604
Assets under management, end of period	$54,821	$62,106	$57,198
Average assets under management	$58,968	$60,312	$56,369

Assets Under Management
By Institutional Account Type

	Year Ended December 31,
	2018	2017	2016
Advisory
Assets under management, beginning of period	$11,341	$9,068	$7,565
Inflows	2,101	1,822	2,039
Outflows	(925)	(868)	(992)
Net inflows (outflows)	1,176	954	1,047
Market appreciation (depreciation)	(484)	1,127	456
Transfers	32	192	—
Total increase (decrease)	724	2,273	1,503
Assets under management, end of period	$12,065	$11,341	$9,068
Average assets under management	$11,804	$10,280	$8,517

Japan Subadvisory
Assets under management, beginning of period	$11,458	$13,699	$13,112
Inflows	144	1,411	3,305
Outflows	(1,250)	(1,545)	(503)
Net inflows (outflows)	(1,106)	(134)	2,802
Market appreciation (depreciation)	(255)	911	818
Distributions	(1,962)	(3,018)	(3,033)
Total increase (decrease)	(3,323)	(2,241)	587
Assets under management, end of period	$8,135	$11,458	$13,699
Average assets under management	$9,408	$12,793	$13,607

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,597	$5,892	$5,428
Inflows	569	730	1,030
Outflows	(1,383)	(854)	(919)
Net inflows (outflows)	(814)	(124)	111
Market appreciation (depreciation)	(271)	829	353
Total increase (decrease)	(1,085)	705	464
Assets under management, end of period	$5,512	$6,597	$5,892
Average assets under management	$6,196	$6,273	$5,961

Total Institutional Accounts
Assets under management, beginning of period	$29,396	$28,659	$26,105
Inflows	2,814	3,963	6,374
Outflows	(3,558)	(3,267)	(2,414)
Net inflows (outflows)	(744)	696	3,960
Market appreciation (depreciation)	(1,010)	2,867	1,627
Distributions	(1,962)	(3,018)	(3,033)
Transfers	32	192	—
Total increase (decrease)	(3,684)	737	2,554
Assets under management, end of period	$25,712	$29,396	$28,659
Average assets under management	$27,408	$29,346	$28,085

Assets Under Management
By Investment Strategy

	Year Ended December 31,
	2018	2017	2016
U.S. Real Estate
Assets under management, beginning of period	$27,580	$28,927	$27,814
Inflows	4,488	5,703	7,821
Outflows	(5,158)	(5,241)	(4,091)
Net inflows (outflows)	(670)	462	3,730
Market appreciation (depreciation)	(959)	1,895	1,674
Distributions	(2,561)	(3,694)	(4,164)
Transfers	(232)	(10)	(127)
Total increase (decrease)	(4,422)	(1,347)	1,113
Assets under management, end of period	$23,158	$27,580	$28,927
Average assets under management	$25,052	$28,622	$29,224

Preferred Securities
Assets under management, beginning of period	$13,018	$9,880	$7,705
Inflows	4,503	5,168	4,857
Outflows	(4,723)	(2,635)	(2,592)
Net inflows (outflows)	(220)	2,533	2,265
Market appreciation (depreciation)	(586)	1,145	365
Distributions	(560)	(540)	(455)
Transfers	216	—	—
Total increase (decrease)	(1,150)	3,138	2,175
Assets under management, end of period	$11,868	$13,018	$9,880
Average assets under management	$12,939	$11,644	$9,145

Global/International Real Estate
Assets under management, beginning of period	$11,108	$9,403	$9,476
Inflows	1,975	1,520	1,596
Outflows	(1,669)	(1,071)	(1,867)
Net inflows (outflows)	306	449	(271)
Market appreciation (depreciation)	(359)	1,458	336
Distributions	(199)	(212)	(265)
Transfers	—	10	127
Total increase (decrease)	(252)	1,705	(73)
Assets under management, end of period	$10,856	$11,108	$9,403
Average assets under management	$11,180	$10,258	$9,734

Global Listed Infrastructure
Assets under management, beginning of period	$6,932	$5,697	$5,147
Inflows	601	872	732
Outflows	(448)	(376)	(402)
Net inflows (outflows)	153	496	330
Market appreciation (depreciation)	(403)	935	428
Distributions	(199)	(196)	(208)
Total increase (decrease)	(449)	1,235	550
Assets under management, end of period	$6,483	$6,932	$5,697
Average assets under management	$6,882	$6,473	$5,488

Assets Under Management
By Investment Strategy - continued

	Year Ended December 31,
	2018	2017	2016
Other
Assets under management, beginning of period	$3,468	$3,291	$2,452
Inflows	222	402	998
Outflows	(971)	(485)	(381)
Net inflows (outflows)	(749)	(83)	617
Market appreciation (depreciation)	(213)	330	295
Distributions	(66)	(70)	(73)
Transfers	16	—	—
Total increase (decrease)	(1,012)	177	839
Assets under management, end of period	$2,456	$3,468	$3,291
Average assets under management	$2,915	$3,315	$2,778

Total
Assets under management, beginning of period	$62,106	$57,198	$52,594
Inflows	11,789	13,665	16,004
Outflows	(12,969)	(9,808)	(9,333)
Net inflows (outflows)	(1,180)	3,857	6,671
Market appreciation (depreciation)	(2,520)	5,763	3,098
Distributions	(3,585)	(4,712)	(5,165)
Total increase (decrease)	(7,285)	4,908	4,604
Assets under management, end of period	$54,821	$62,106	$57,198
Average assets under management	$58,968	$60,312	$56,369

Investment Performance as of December 31, 2018

% of Total AUM in Outperforming Strategies[1]

1-Year
44%
95%
93%
12/31/2016
12/31/2017
12/31/2018
3-Year
96%
94%
97%
12/31/2016
12/31/2017
12/31/2018
5-Year
76%
100%
98%
12/31/2016
12/31/2017
12/31/2018
10-Year
95%
100%
98%
12/31/2016
12/31/2017
12/31/2018

% of U.S. Open-End Fund AUM by Morningstar Rating[2]
As of 12/31/2018

1 or 2 Star
3 Star
4 or 5 Star
1%
16%
83%

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

(2)
© 2019 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at December 31, 2018. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management at December 31, 2018 decreased 11.7% to $54.8 billion from $62.1 billion at December 31, 2017 and decreased 4.2% from $57.2 billion at December 31, 2016. The decrease during 2018 was due to net outflows of $1.2 billion, market depreciation of $2.5 billion and distributions of $3.6 billion. Net outflows included $670 million from U.S. real estate and $607 million from commodities (which is included in “Other” in the table on pages 19-20). Market depreciation included $959 million from U.S. real estate, $586 million from preferred securities and $403 million from global listed infrastructure. Distributions included $2.6 billion from U.S. real estate and $560 million from preferred securities.
At January 31, 2019, our assets under management increased 9.5% from December 31, 2018 to $60.0 billion as a result of net inflows of $427 million and market appreciation of $5.0 billion, partially offset by distributions of $200 million.

The increase in assets under management during 2017 was due to net inflows of $3.9 billion and market appreciation of $5.8 billion, partially offset by distributions of $4.7 billion. Net inflows included $2.5 billion into preferred securities, $496 million into global listed infrastructure and $462 million into U.S. real estate. Market appreciation included $1.9 billion from U.S. real estate, $1.5 billion from global/international real estate, $1.1 billion from preferred securities and $935 million from global listed infrastructure. Distributions included $3.7 billion from U.S. real estate and $540 million from preferred securities.
Average assets under management for the year ended December 31, 2018 decreased 2.2% to $59.0 billion from $60.3 billion for the year ended December 31, 2017 and increased 4.6% from $56.4 billion for the year ended December 31, 2016.
Institutional accounts
Assets under management in institutional accounts at December 31, 2018, which represented 46.9% of total assets under management, were $25.7 billion, compared with $29.4 billion at December 31, 2017 and $28.7 billion at December 31, 2016. The decrease during 2018 was due to net outflows of $744 million, market depreciation of $1.0 billion and distributions of $2.0 billion. Net outflows included $944 million from U.S. real estate and $546 million from commodities (which is included in “Other” in the table on pages 19-20), partially offset by net inflows of $550 million into preferred securities and $202 million into global/international real estate. Market depreciation included $314 million from U.S. real estate, $270 million from global/international real estate and $188 million from global listed infrastructure. Distributions included $1.8 billion from U.S. real estate.
The increase in assets under management in institutional accounts during 2017 was due to market appreciation of $2.9 billion and net inflows of $696 million, partially offset by distributions of $3.0 billion. Net inflows included $558 million into preferred securities and $448 million into global listed infrastructure, partially offset by net outflows of $379 million from U.S. real estate. Market appreciation included $1.2 billion from global/international real estate, $863 million from U.S. real estate and $467 million from global listed infrastructure. Distributions included $2.8 billion from U.S. real estate.
Average assets under management for institutional accounts for the year ended December 31, 2018 decreased 6.6% to $27.4 billion from $29.3 billion for the year ended December 31, 2017 and decreased 2.4% from $28.1 billion for the year ended December 31, 2016.
Assets under management in institutional advised accounts at December 31, 2018, which represented 46.9% of institutional assets under management, were $12.1 billion, compared with $11.3 billion at December 31, 2017 and $9.1 billion at December 31, 2016. The increase during 2018 was primarily due to net inflows of $1.2 billion, partially offset by market depreciation of $484 million. Net inflows included $631 million into preferred securities and $209 million into global/international real estate. Market depreciation included $119 million from U.S. real estate, $104 million from global listed infrastructure and $89 million from real assets multi-strategy (which is included in “Other” in the table on pages 19-20).
The increase in assets under management in institutional advised accounts during 2017 was primarily due to market appreciation of $1.1 billion and net inflows of $1.0 billion. Net inflows included $565 million into global listed infrastructure and $559 million into preferred securities, partially offset by net outflows of $281 million from U.S. real estate. Market appreciation included $485 million from global/international real estate, $241 million from global listed infrastructure and $204 million from U.S. real estate.
Average assets under management for institutional advised accounts for the year ended December 31, 2018 increased 14.8% to $11.8 billion from $10.3 billion for the year ended December 31, 2017 and increased 38.6% from $8.5 billion for the year ended December 31, 2016.
Assets under management in Japan subadvised accounts at December 31, 2018, which represented 31.6% of institutional assets under management, were $8.1 billion, compared with $11.5 billion at December 31, 2017 and $13.7 billion at December 31, 2016. The decrease during 2018 was due to net outflows of $1.1 billion, market depreciation of $255 million and distributions of $2.0 billion. Net outflows included $966 million from U.S. real estate. Market depreciation included $166 million from U.S. real estate and $56 million from global/international real estate. Distributions included $1.8 billion from U.S. real estate.
The decrease in assets under management in Japan subadvised accounts during 2017 was due to net outflows of $134 million and distributions of $3.0 billion, partially offset by market appreciation of $911 million. Net outflows included $63 million from global/international real estate and $27 million from preferred securities. Market appreciation included $594 million from U.S. real estate and $254 million from global/international real estate. Distributions included $2.8 billion from U.S. real estate.
Average assets under management for Japan subadvised accounts for the year ended December 31, 2018 decreased 26.5% to $9.4 billion from $12.8 billion and decreased 30.9% from $13.6 billion for the year ended December 31, 2016.
Assets under management in institutional subadvised accounts excluding Japan at December 31, 2018, which represented 21.4% of institutional assets under management, were $5.5 billion, compared with $6.6 billion at December 31, 2017 and $5.9 billion at December 31, 2016. The decrease during 2018 was due to net outflows of $814 million and market depreciation of $271 million. Net outflows included $546 million from commodities (which is included in “Other” in the table on pages 19-20) and $145 million from U.S. real estate. Market depreciation included $129 million from global/international real estate and $82 million from global listed infrastructure.
The increase in assets under management in institutional subadvised accounts excluding Japan during 2017 was due to market appreciation of $829 million, partially offset by net outflows of $124 million. Net outflows included $227 million from large cap value (which is included in “Other” in the table on pages 19-20), partially offset by net inflows of $178 million into global/international real estate. Market appreciation included $434 million from global/international real estate and $221 million from global listed infrastructure.
Average assets under management for institutional subadvised accounts excluding Japan for the year ended December 31, 2018 decreased 1.2% to $6.2 billion from $6.3 billion for the year ended December 31, 2017 and increased 3.9% from $6.0 billion for the year ended December 31, 2016.
Open-end funds
Assets under management in open-end funds at December 31, 2018, which represented 37.8% of total assets under management, were $20.7 billion, compared with $23.3 billion at December 31, 2017 and $19.6 billion at December 31, 2016. The decrease during 2018 was primarily due to net outflows of $448 million, market depreciation of $1.0 billion and distributions of $1.1 billion. Net outflows included $771 million from preferred securities, partially offset by net inflows of $276 million into U.S. real estate and $118 million into global listed infrastructure. Market depreciation included $501 million from U.S. real estate and $368 million from preferred securities. Distributions included $566 million from U.S. real estate and $439 million from preferred securities.
The increase in assets under management in open-end funds during 2017 was primarily due to net inflows of $3.2 billion and market appreciation of $1.9 billion, partially offset by distributions of $1.2 billion. Net inflows included $2.0 billion into preferred securities and $842 million into U.S. real estate. Market appreciation included $816 million from U.S. real estate and $769 million from preferred securities. Distributions included $679 million from U.S. real estate and $416 million from preferred securities.
Average assets under management for open-end funds for the year ended December 31, 2018 increased 4.3% to $22.5 billion from $21.6 billion for the year ended December 31, 2017 and increased 17.6% from $19.2 billion for the year ended December 31, 2016.
Closed-end funds
Assets under management in closed-end funds at December 31, 2018, which represented 15.3% of total assets under management, were $8.4 billion, compared with $9.4 billion at December 31, 2017 and $9.0 billion at December 31, 2016. The decrease during 2018 was primarily due to market depreciation of $496 million and distributions of $512 million.
The increase in assets under management in closed-end funds during 2017 was primarily due to market appreciation of $949 million, partially offset by distributions of $506 million.
Average assets under management for closed-end funds for the year ended December 31, 2018 decreased 3.5% to $9.0 billion from $9.3 billion for the year ended December 31, 2017 and decreased 1.1% from $9.1 billion for the year ended December 31, 2016.

Results of Operations

(in thousands, except per share data and percentages)	Year Ended December 31,
	2018	2017	2016
U.S. GAAP
Revenue (1)	$381,111	$378,696	$351,497
Expenses (1)	$234,073	$223,950	$215,986
Operating income (loss)	$147,038	$154,746	$135,511
Non-operating income (loss)	$(3,259)	$5,654	$7,892
Net income attributable to common stockholders (2)	$113,896	$91,939	$92,936
Diluted earnings per share	$2.40	$1.96	$2.00
Operating margin (1)	38.6%	40.9%	38.6%

As Adjusted (3)
Net income attributable to common stockholders (2)	$113,849	$97,037	$86,109
Diluted earnings per share	$2.40	$2.07	$1.85
Operating margin (1)	39.1%	40.9%	39.2%
_________________________

(1)	The presentation for the years ended December 31, 2017 and 2016 has been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

(2)	Net income for the year ended December 31, 2018 reflected the lower U.S. federal statutory tax rate of 21% due to the Tax Cuts and Jobs Act.

(3)	The “As Adjusted” amounts represent non-GAAP financial measures. Refer to pages 29-30 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP
2018 Compared with 2017
Revenue
Revenue for the year ended December 31, 2018 increased 0.6% to $381.1 million from $378.7 million for the year ended December 31, 2017. This increase was primarily attributable to higher investment advisory and administration fees of $4.5 million, primarily due to a favorable change in the fee mix.
For the year ended December 31, 2018:

•
Total investment advisory revenue from institutional accounts increased 0.1% to $100.3 million from $100.2 million for the year ended December 31, 2017. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annual effective fee rate of 36.6 bps and 34.1 bps for the year ended December 31, 2018 and 2017, respectively. The increase in the annual effective fee rate reflected net outflows from lower fee paying accounts.

•
Total investment advisory and administration revenue from open-end funds increased 3.7% to $163.6 million from $157.9 million for the year ended December 31, 2017. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annual effective fee rate of 72.6 bps and 73.0 bps for the year ended December 31, 2018 and 2017, respectively.

•
Total investment advisory and administration revenue from closed-end funds decreased 1.8% to $77.3 million from $78.7 million for the year ended December 31, 2017. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annual effective fee rate of 85.7 bps and 84.2 bps for the year ended December 31, 2018 and 2017, respectively. The net increase in the annual effective fee rate reflected the full-year effect of the realignment of administration fee rates across our mutual fund complex, which was approved by the mutual fund Board of Directors in June 2017 and became effective on October 1, 2017.

Expenses
Expenses for the year ended December 31, 2018 increased 4.5% to $234.1 million from $224.0 million for the year ended December 31, 2017, primarily due to higher employee compensation and benefits of $7.2 million and general and administrative expenses of $6.0 million, partially offset by lower distribution and service fees expense of $3.3 million.
Employee compensation and benefits for the year ended December 31, 2018 increased 5.8% to $131.3 million from $124.1 million for the year ended December 31, 2017, primarily due to higher salaries of $3.3 million, higher amortization of restricted stock units of $2.1 million and incentive compensation of $1.9 million, partially offset by lower production compensation of $1.1 million.
Distribution and service fees expense for the year ended December 31, 2018 decreased 6.2% to $50.0 million from $53.3 million for the year ended December 31, 2017, primarily due to a continued shift in the composition of assets under management into lower cost share classes.
General and administrative expenses for the year ended December 31, 2018 increased 14.3% to $48.3 million from $42.2 million for the year ended December 31, 2017, primarily due to higher research and market data expenses of approximately $1.2 million, higher recruiting fees of approximately $791,000, expenses of approximately $511,000 associated with the evaluation of a potential business transaction that we did not pursue. In addition, the year ended December 31, 2017 included refunds of foreign withholding taxes related to prior years of approximately $1.3 million.
Operating Margin
Operating margin for the year ended December 31, 2018 decreased to 38.6% from 40.9% for the year ended December 31, 2017.
Non-operating Income (Loss)
Non-operating loss for the year ended December 31, 2018 was $3.3 million, which included net loss attributable to redeemable noncontrolling interests of $4.4 million, compared with non-operating income of $5.7 million for the year ended December 31, 2017, which included net income attributable to redeemable noncontrolling interests of $547,000. Non-operating income (loss) was comprised of the following:

•
Interest and dividend income of $10.4 million for the year ended December 31, 2018, which included interest on corporate cash of $3.7 million, interest and dividend income of $5.8 million attributable to consolidated funds and dividend income of $936,000 from other seed investments. Interest and dividend income of $4.3 million for the year ended December 31, 2017, which included $1.5 million of interest on corporate cash and interest and dividend income of $1.9 million from consolidated funds and dividend income of $1.0 million from other seed investments;

•
Net loss from investments of $14.3 million for the year ended December 31, 2018, which included net losses of $11.2 million attributable to consolidated funds, of which $1.6 million was realized, and net losses of $3.1 million from other seed investments, of which $328,000 was realized. Net gain from investments of $2.0 million for the year ended December 31, 2017, which included net realized and unrealized gains from consolidated funds of $1.9 million and net realized and unrealized gains of $105,000 from other seed investments; and

•
Foreign currency gains of $579,000 for the year ended December 31, 2018, which included net gains of $2.3 million attributable to U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries, partially offset by net losses of $1.7 million attributable to consolidated funds. Foreign currency losses of $699,000 for the year ended December 31, 2017, which included $515,000 of net losses attributable to consolidated funds.

Income Taxes
Income tax expense for the year ended December 31, 2018 was $34.3 million, compared with $67.9 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018, which reflected the lower U.S. federal statutory rate of 21% due to the enactment of the Tax Cuts and Jobs Act, was 23.12%, compared with 42.50% for the year ended December 31, 2017.

The effective tax rate for the year ended December 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits and the tax effects related to the delivery of restricted stock units. The effective tax rate for the year ended December 31, 2017 differed from the U.S. federal statutory rate of 35% primarily due to tax charges of approximately $8.4 million, associated with the enactment of the Tax Cuts and Jobs Act on December 22, 2017 and remeasurement of deferred and other tax balances aggregating to $4.3 million, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits.
2017 Compared with 2016

Certain amounts for the years ended December 31, 2017 and 2016 have been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018. See Notes 2 and 3 of the consolidated financial statements for further discussion of the Company's recently adopted accounting pronouncements and revenue, respectively.
Revenue
Revenue for the year ended December 31, 2017 increased 7.7% to $378.7 million from $351.5 million for the year ended December 31, 2016. This increase was primarily attributable to higher investment advisory and administration fees of $24.9 million due to higher average assets under management in all three investment vehicles.
For the year ended December 31, 2017:

•
Total investment advisory revenue from institutional accounts increased 8.7% to $100.2 million from $92.2 million for the year ended December 31, 2016. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annual effective fee rate of 34.1 bps and 32.8 bps for the year ended December 31, 2017 and 2016, respectively.

•
Total investment advisory and administration revenue from open-end funds increased 10.0% to $157.9 million from $143.5 million for the year ended December 31, 2016. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annual effective fee rate of 73.0 bps and 74.9 bps for the year ended December 31, 2017 and 2016, respectively.

•
Total investment advisory and administration revenue from closed-end funds increased 3.4% to $78.7 million from $76.1 million for the year ended December 31, 2016. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annual effective fee rate of 84.2 bps and 83.6 bps for the year ended December 31, 2017 and 2016, respectively.

Expenses
Expenses for the year ended December 31, 2017 increased 3.7% to $224.0 million from $216.0 million for the year ended December 31, 2016, primarily due to an increase of $8.5 million in employee compensation and benefits.
Employee compensation and benefits for the year ended December 31, 2017 increased 7.3% to $124.1 million from $115.6 million for the year ended December 31, 2016. This increase was primarily due to higher incentive compensation of approximately $4.7 million and salaries of approximately $3.2 million.
Operating Margin
Operating margin for the year ended December 31, 2017 increased to 40.9% from 38.6% for the year ended December 31, 2016.
Non-operating Income (Loss)
Non-operating income for the year ended December 31, 2017 was $5.7 million, compared with $7.9 million for the year ended December 31, 2016. The change was primarily due to lower net realized and unrealized gains on our seed investments of approximately $3.0 million and net losses associated with forward currency contracts used to hedge certain non-U.S. dollar investment advisory fees receivable of $973,000, partially offset by an increase in interest and dividend income from our seed investments and corporate cash of approximately $2.2 million. Non-operating income for the year ended December 31, 2017 included net income attributable to redeemable noncontrolling interests of $547,000, compared with net loss attributable to redeemable noncontrolling interests of $126,000 for the year ended December 31, 2016.

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
Income tax expense was $67.9 million for the year ended December 31, 2017, compared with $50.6 million for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was 42.5%, which differed from the U.S. federal statutory rate primarily due to tax charges of approximately $8.4 million related to a transition tax on the deemed repatriation of foreign earnings and profits and approximately $4.3 million related to the remeasurement of deferred and other tax balances, partially offset by the release of certain liabilities associated with unrecognized tax benefits and other tax-related items aggregating to approximately $4.6 million.
As Adjusted
The term “As Adjusted” is used to identify non-GAAP financial information in the discussion below. Refer to pages 29-30 for reconciliations to the most directly comparable U.S. GAAP financial measures.
2018 Compared with 2017
Revenue
Revenue, as adjusted, for the year ended December 31, 2018 increased 0.6% to $380.4 million from $378.3 million for the year ended December 31, 2017. Revenue, as adjusted, excluded investment advisory and administration fees attributable to the consolidation of certain of the Company's seed investments for both years presented.
Expenses
Expenses, as adjusted, for the year ended December 31, 2018 increased 3.6% to $231.8 million from $223.7 million for the year ended December 31, 2017. Expenses, as adjusted, excluded the following:

•	Amounts attributable to the consolidation of certain of the Company's seed investments for both years presented;

•	Amounts related to the accelerated vesting of certain restricted stock units due to a retirement for the year ended December 31, 2017;

•	Expenses incurred associated with the evaluation of a potential business transaction that the Company did not pursue for the year ended December 31, 2018; and

•	Refunds of foreign withholding taxes recorded for the year ended December 31, 2017.
Operating Margin
Operating margin, as adjusted, for the year ended December 31, 2018 was 39.1%, compared with 40.9% for the year ended December 31, 2017.
Non-operating Income
Non-operating income, as adjusted, for the year ended December 31, 2018 was $3.7 million, compared with $1.2 million for the year ended December 31, 2017. Non-operating income, as adjusted, excluded the following:

•	Amounts attributable to the consolidation of certain of the Company's seed investments for both years presented;

•	Results from the Company's seed investments for both years presented; and

•	Net foreign currency exchange gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the year ended December 31, 2018.

Income Taxes
The effective tax rate, as adjusted, for the year ended December 31, 2018 was 25.25%, compared with 37.75% for the year ended December 31, 2017. The effective tax rate, as adjusted, excluded the following for both years presented:

•	Tax effects related to the Tax Cuts and Jobs Act;

•	Reversal of certain liabilities associated with unrecognized tax benefits;

•	Tax effects related to the delivery of restricted stock units;

•	Tax effects of non-GAAP adjustments; and

•	Other tax-related items.
2017 Compared with 2016
Revenue
Revenue, as adjusted, for the year ended December 31, 2017 increased 7.7% to $378.3 million from $351.2 million for the year ended December 31, 2016. Revenue, as adjusted, excluded investment advisory and administration fees attributable to the consolidation of certain of the Company's seed investments for both years presented.
Expenses
Expenses, as adjusted, for the year ended December 31, 2017 increased 4.8% to $223.7 million from $213.4 million for the year ended December 31, 2016. Expenses, as adjusted, excluded general and administrative expenses attributable to the consolidation of the Company's seed investments, employee compensation and benefits related to the accelerated vesting of certain restricted stock units due to retirements for both years presented and refunds of foreign withholding taxes for prior years recorded in 2017.
Operating Margin
Operating margin, as adjusted, for the year ended December 31, 2017 was 40.9%, compared with 39.2% for the year ended December 31, 2016.
Non-operating Income
Non-operating income, as adjusted, for both the years ended December 31, 2017 and 2016 was $1.2 million. Non-operating income (loss), as adjusted, excluded amounts attributable to the consolidation of the Company's seed investments and the results from the Company's equity method and available-for-sale seed investments.
Income Taxes
The effective tax rate, as adjusted, for the year ended December 31, 2017 was 37.75%, compared with 38.00% for the year ended December 31, 2016. The effective tax rate, as adjusted, excluded amounts attributable to the Tax Act, the release of certain liabilities associated with unrecognized tax benefits, other tax-related items and the tax effects of non-GAAP adjustments.

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

(in thousands, except per share data)	Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders, U.S. GAAP	$113,896	$91,939	$92,936
Deconsolidation (1)	3,392	(2,350)	(654)
Results from seed investments (2)	2,160	(1,124)	(5,934)
Accelerated vesting of restricted stock units (3)	—	522	1,945
General and administrative (4)	871	(1,018)	—
Foreign currency exchange gain (5)	(2,270)	—	—
Tax adjustments (6)	(4,200)	9,068	(2,184)
Net income attributable to common stockholders, as adjusted	$113,849	$97,037	$86,109

Diluted weighted average shares outstanding	47,381	46,979	46,432
Diluted earnings per share, U.S. GAAP	$2.40	$1.96	$2.00
Deconsolidation (1)	0.07	(0.05)	(0.01)
Results from seed investments (2)	0.05	(0.02)	(0.13)
Accelerated vesting of restricted stock units (3)	—	0.01	0.04
General and administrative (4)	0.02	(0.02)	—
Foreign currency exchange gain (5)	(0.05)	—	—
Tax adjustments	(0.09)	0.19	(0.05)
Diluted earnings per share, as adjusted	$2.40	$2.07	$1.85
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents (i) interest and dividend income and realized and unrealized (gains) losses on seed investments in Company-sponsored funds, (ii) the Company's proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized (gains) losses, and (iii) realized and unrealized (gains) losses on unconsolidated seed investments.

(3)	Represents amounts related to the accelerated vesting of certain restricted stock units due to retirements.

(4)	Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in 2018 and refunds of foreign withholding taxes in 2017.

(5)
Represents net foreign currency exchange gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries. U.S. GAAP amounts for prior years have not been recast to conform with the current period presentation as the impact to results was not material.

(6)	Tax adjustments are summarized in the following table:

(in thousands)	Year Ended December 31,
	2018	2017	2016
Transition tax liability in connection with the Tax Cuts and Jobs Act	$(123)	$8,432	$—
Remeasurement of deferred and other tax balances	—	4,300	—
Reversal of certain liabilities associated with unrecognized tax benefits	(2,758)	(3,772)	(675)
Delivery of restricted stock units	(947)	49	—
Tax-effect of non-GAAP adjustments	217	888	(962)
Other tax-related items	(589)	(829)	(547)
Total tax adjustments	$(4,200)	$9,068	$(2,184)

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted and Operating Margin, As Adjusted

(in thousands, except percentages)	Year Ended December 31,
	2018	2017	2016
Revenue, U.S. GAAP (1)	$381,111	$378,696	$351,497
Deconsolidation (2)	(694)	(403)	(342)
Revenue, as adjusted	$380,417	$378,293	$351,155

Expenses, U.S. GAAP (1)	$234,073	$223,950	$215,986
Deconsolidation (2)	(1,408)	(789)	(595)
Accelerated vesting of restricted stock units (3)	—	(522)	(1,945)
General and administrative (4)	(871)	1,018	—
Expenses, as adjusted	$231,794	$223,657	$213,446

Operating income, U.S. GAAP	$147,038	$154,746	$135,511
Deconsolidation (2)	714	386	253
Accelerated vesting of restricted stock units (3)	—	522	1,945
General and administrative (4)	871	(1,018)	—
Operating income, as adjusted	$148,623	$154,636	$137,709

Operating margin, U.S. GAAP (1)	38.6%	40.9%	38.6%
Operating margin, as adjusted	39.1%	40.9%	39.2%
_________________________

(1)	The presentation for the years ended December 31, 2017 and 2016 has been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

(2)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(3)	Represents amounts related to the accelerated vesting of certain restricted stock units due to retirements.

(4)	Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in 2018 and refunds of foreign withholding taxes in 2017.

Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Year Ended December 31,
	2018	2017	2016
Non-operating income (loss), U.S. GAAP	$(3,259)	$5,654	$7,892
Deconsolidation (1)	7,052	(3,283)	(781)
Results from seed investments (2)	2,160	(1,124)	(5,934)
Foreign currency exchange gain (3)	(2,270)	—	—
Non-operating income (loss), as adjusted	$3,683	$1,247	$1,177
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)
Represents (i) interest and dividend income and realized and unrealized (gains) losses on seed investments in Company-sponsored funds, (ii) the Company's proportionate share of the results of operations of seed investments classified as equity method investments, including realized and unrealized (gains) losses, and (iii) realized and unrealized (gains) losses on unconsolidated seed investments.

(3)
Represents net foreign currency exchange gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries. U.S. GAAP amounts for prior years have not been recast to conform with the current period presentation as the impact to results was not material.

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
The table below summarizes net liquid assets for the periods presented:

(in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$92,733	$193,452
U.S. Treasury securities	49,748	—
Seed investments	70,757	63,416
Current assets	52,628	55,054
Current liabilities	(78,461)	(69,086)
Net liquid assets	$187,405	$242,836
Cash and cash equivalents
Cash and cash equivalents are on deposit with major financial institutions and consist of short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less. Cash and cash equivalents reflected special cash dividends of $2.50 per share, or $117 million, and $1.00 per share, or $46 million, at December 31, 2018 and 2017, respectively.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and classified as held to maturity, with original maturities ranging from 6 to 24 months.
Seed investments
Seed investments are primarily comprised of listed securities held for the purpose of establishing performance track records and Company-sponsored funds that are consolidated. Seed investments approximate fair value, are generally traded within active markets and can typically be liquidated within a normal settlement cycle.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At December 31, 2018, institutional accounts comprised 50.9% of total accounts receivable, while open-end and closed-end funds, together, comprised 43.3% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at December 31, 2018, there were no past due items greater than 90 days related to institutional accounts.
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

The table below summarizes cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash Flow Data:
Net cash provided by (used in) operating activities	$72,598	$64,253	$114,958
Net cash provided by (used in) investing activities	(53,194)	5,709	2,898
Net cash provided by (used in) financing activities	(118,110)	(60,423)	(74,542)
Net increase (decrease) in cash and cash equivalents	(98,706)	9,539	43,314
Effect of foreign exchange rate changes on cash and cash equivalents	(2,013)	679	(2,808)
Cash and cash equivalents, beginning of the period	193,452	183,234	142,728
Cash and cash equivalents, end of the period	$92,733	$193,452	$183,234
We expect that cash flows provided by operating activities will continue to serve as our principal source of working capital in the near future.
In 2018, cash and cash equivalents decreased by $98.7 million, excluding the effect of foreign exchange rate changes. Net cash provided by operating activities was $72.6 million. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $53.2 million, which included $63.6 million of investment purchases, including the seeding of five new track record accounts and investment of $49.5 million into U.S. Treasury securities, partially offset by $13.8 million of proceeds from the sale of investments. Net cash used in financing activities was $118.1 million, including dividends paid to stockholders of $178.9 million, which included a special dividend of $116.9 million paid on December 3, 2018, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.6 million, as well as distributions to redeemable noncontrolling interests of $10.9 million, partially offset by contributions from redeemable noncontrolling interests of $81.6 million.
In 2017, cash and cash equivalents increased by $9.5 million, excluding the effect of foreign exchange rate changes. Net cash provided by investing activities was comprised of proceeds from sales of available-for-sale investments of $25.8 million, partially offset by purchases of available-for-sale investments of $16.9 million, including a seed investment of $10.0 million in a track record account for a new real assets multi-strategy portfolio and purchases of property and equipment of $3.2 million. Net cash used in financing activities was primarily for dividends paid to stockholders of $98.3 million, which included a special dividend of $46.3 million paid on December 13, 2017 and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $9.1 million, partially offset by contributions from redeemable noncontrolling interest of $46.7 million.
In 2016, cash and cash equivalents increased by $43.3 million, excluding the effect of foreign exchange rate changes. Net cash provided by investing activities was comprised of proceeds from sales of available-for-sale investments of $20.8 million, partially offset by purchases of property and equipment of $10.2 million and purchases of available-for-sale investments of $8.1 million. Net cash used in financing activities was primarily for dividends paid to stockholders of $70.8 million, which included a special dividend of approximately $22.9 million paid on December 14, 2016, and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $8.0 million, partially offset by contributions from redeemable noncontrolling interests of $4.0 million.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At December 31, 2018, we exceeded our minimum regulatory capital requirements by approximately $3.0 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2018, CSAL exceeded its minimum regulatory capital requirements by approximately $25.7 million. In August 2018, CSAL paid a dividend in the amount of $32.0 million to its parent, Cohen & Steers Capital Management, Inc. In January 2019, CSAL paid an additional dividend in the amount of $15.0 million to the parent.

CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2018, CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $28.2 million.
We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Dividends
Subject to the approval of our Board of Directors, we anticipate paying dividends. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our results of operations and financial condition, contractual, legal and regulatory restrictions on the payment of dividends, if any, by us and our subsidiaries and such other factors deemed relevant.
On February 21, 2019, the Company declared a quarterly dividend on its common stock in the amount of $0.36 per share. This dividend will be payable on March 14, 2019 to stockholders of record at the close of business on March 4, 2019.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). At December 31, 2018, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our consolidated statements of financial condition at December 31, 2018.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	2024 and after	Total
Operating leases	$15,112	$13,570	$11,397	$10,882	$10,842	$960	$62,763
Other liability	192	665	665	1,246	1,662	2,077	6,507
Total	$15,304	$14,235	$12,062	$12,128	$12,504	$3,037	$69,270
Operating Leases
Operating leases consist of noncancelable long-term leases for office space, information technology applications, market data and certain office equipment. In July 2018, the Company renewed its lease agreement for office space in Japan. The lease expires July 31, 2021.
Other Liability
Other liability consists of the remaining transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries at December 31, 2017 in connection with the enactment of the Tax Cuts and Jobs Act. This tax liability, which is payable over eight years on an interest-free basis, was included as part of income tax payable on our consolidated statement of financial condition at December 31, 2018. During the year ended December 31, 2018, in connection with the filing of the Company's 2017 Federal tax return, overpayments of approximately $680,000 were used to reduce the transition tax liability.
Contingencies
Due to the uncertainty with respect the timing of future cash flows associated with unrecognized tax benefits at December 31, 2018, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $12.0 million of gross unrecognized tax benefits have been excluded the the contractual obligations table above. See Note 14 to the consolidated financial statements for additional disclosures related to income taxes.

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
Consolidation of Company-sponsored Funds
The Company evaluates its investments in Company-sponsored funds at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the variable interest entity (VIE) model or the voting interest entity (VOE) model. This evaluation involves the use of judgment and analysis on an entity by entity basis. In performing this analysis, we consider the legal structure of the entity, management fees earned by the Company and the nature of the ownership interest and rights of interest holders in the entity, including the Company. If we determine that the entity is a VIE, we must then assess whether the Company absorbs a majority of the VIEs expected variability in which case it is deemed to be the primary beneficiary of the VIE. The Company consolidates VIEs for which it is deemed to be the primary beneficiary. We consolidate VOEs if we own a majority of the voting interest in the entity or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights. Amounts attributable to third parties in the funds that we consolidate are recorded in redeemable noncontrolling interests on the consolidated statements of financial condition and net (income) loss attributable to redeemable noncontrolling interests on the consolidated statements of operations.
Investments
Our investments are classified as equity investments at fair value, trading investments, held-to-maturity investments or equity method investments at the time of purchase and re-evaluated on an ongoing basis and at the date of each consolidated statement of financial condition. Investments classified as equity investments at fair value include securities held within the affiliated funds that the Company consolidates, individual securities held directly for the purpose of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. Investments classified as trading investments represent securities held within the Company-sponsored funds that we consolidate and individual debt securities held directly for the purpose of establishing performance track records. Held-to-maturity investments represent fixed income securities recorded at amortized cost. Equity method investments represent investments in Company-sponsored funds in which the Company’s ownership is between 20-50% of the outstanding voting interests of the entity or when the Company is able to exercise significant influence but not control over the investments.
Fair Value
The majority of our investments are carried at fair value or amounts that approximate fair value on our consolidated statement of financial condition with the periodic mark-to-market included directly in earnings. Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities reported at fair value are classified and disclosed in a fair value hierarchy based on whether the inputs to the valuation techniques are observable or unobservable. The classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement:
Level 1 - Unadjusted quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable. If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in several jurisdictions across our global operations. In accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740), a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
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
At December 31, 2018, we had approximately $108.4 million of trading investments, $66.8 million of equity investments at fair value, $49.7 million of held-to-maturity investments and $26,000 of equity method investments. Trading investments included debt securities held within the affiliated funds that the Company consolidates of approximately $94.4 million and individual debt securities held directly for the purposes of establishing performance track records of approximately $14.0 million. Equity investments at fair value included securities held within the affiliated funds that the Company consolidates of approximately $47.0 million as well as individual securities held directly for the purpose of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence of approximately $19.8 million. Held-to-maturity investments included fixed income securities recorded at amortized cost of approximately $49.7 million. At December 31, 2018, the Company consolidated the Cohen & Steers Co-Investment Partnership, L.P., the Cohen & Steers SICAV Diversified Real Assets Fund, the Cohen & Steers SICAV Global Listed Infrastructure Fund, the Cohen & Steers SICAV Global Preferred Securities Fund and the Cohen & Steers Funds ICAV.
The following table summarizes the effect of a ten percent increase or decrease in equity prices on our investments subject to equity price fluctuation as of December 31, 2018:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Trading	$108,363	$119,199	$97,527
Equity investments at fair value	66,795	73,475	60,116
Held-to-maturity	49,748	54,723	44,773

As of December 31, 2018, the Company had outstanding foreign currency forward contracts to hedge its currency exposure related to certain client receivables with an aggregate notional value of $11.0 million. The Company estimates that a ten percent adverse change in market prices would result in a decrease of approximately $20,500 in the fair value of open foreign currency forward contracts at December 31, 2018.
A majority of our revenue—89.5%, 88.9% and 88.7% for the years ended December 31, 2018, 2017 and 2016, respectively—was derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to market conditions including inflation, interest rate changes and a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
The economic environment may also preclude us from increasing the assets we manage in closed-end funds. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and realize higher fee revenue associated with such growth. Depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain the funds’ target leverage ratios, thereby increasing or decreasing the assets we manage.
As of December 31, 2018, 62.0% and 21.6% of the assets we managed were concentrated in real estate and preferred securities, respectively. A change in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate and preferred securities in our clients’ portfolios, reduce our revenue, and impact our ability to increase assets in our open-end funds or offer new funds.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2018 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Form of Amended and Restated Bylaws of the Company (2)
4.1	—	Specimen Common Stock Certificate (6)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
10.1	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.2	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (7)
10.3	—	Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan* (3)
10.4	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (3)
10.5	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (4)
10.6	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (5)
10.7	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (8)
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

_________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-32236), filed on May 13, 2013.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236), for the quarter ended March 31, 2015.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2015.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-32236), for the May 10, 2017.

(8)	Incorporated by reference to the Company’s Current Report on Form 10-K (Commission File No. 001-32236), for the year ended December 31, 2017.
* Denotes compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHEN & STEERS, INC.

By:	/S/ ROBERT H. STEERS
Robert H. Steers Chief Executive Officer and Director
March 1, 2019
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

Signature	Title	Date

/S/ MARTIN COHEN
Martin Cohen	Chairman and Director	March 1, 2019

/S/ ROBERT H. STEERS
Robert H. Steers	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019

/S/ PETER L. RHEIN
Peter L. Rhein	Director	March 1, 2019

/S/ RICHARD P. SIMON
Richard P. Simon	Director	March 1, 2019

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	March 1, 2019

/s/ FRANK CONNOR
Frank Connor	Director	March 1, 2019

/s/ REENA AGGARWAL
Reena Aggarwal	Director	March 1, 2019

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	March 1, 2019

/S/ ELENA DULIK
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cohen & Steers, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
We conducted our audits in accordance with the standards of the PCOAB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/    DELOITTE & TOUCHE LLP
New York, New York
March 1, 2019

We have served as the Company’s auditor since 2003.

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$92,733	$193,452
Investments ($136,113 and $68,101) (1)	224,932	108,106
Accounts receivable	50,381	53,854
Due from brokers ($11,187 and $5,410) (1)	14,240	6,429
Property and equipment—net	14,106	15,040
Goodwill and intangible assets—net	19,751	20,379
Deferred income tax asset—net	7,200	5,812
Other assets ($2,604 and $931) (1)	9,208	7,053
Total assets	$432,551	$410,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$43,685	$41,370
Distribution and service fees payable	8,493	6,231
Income tax payable	18,663	19,892
Due to brokers ($4,422 and $3,203) (1)	5,121	3,282
Deferred rent	5,816	5,994
Other liabilities and accrued expenses ($440 and $291) (1)	13,935	10,025
Total liabilities	95,713	86,794
Commitments and contingencies (see Note 13)
Redeemable noncontrolling interests	114,192	47,795
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,818,186 and 51,104,593 shares issued at December 31, 2018 and 2017, respectively	518	511
Additional paid-in capital	602,272	570,486
Accumulated deficit	(208,404)	(137,972)
Accumulated other comprehensive income (loss), net of tax	(7,323)	(3,671)
Less: Treasury stock, at cost, 5,050,285 and 4,789,608 shares at December 31, 2018 and 2017, respectively	(164,417)	(153,818)
Total stockholders’ equity	222,646	275,536
Total liabilities and stockholders’ equity	$432,551	$410,125
_________________________

(1)
Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2018 and 2017 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Revenue:
Investment advisory and administration fees	$341,226	$336,743	$311,859
Distribution and service fees	29,090	30,747	28,825
Portfolio consulting and other	10,795	11,206	10,813
Total revenue	381,111	378,696	351,497
Expenses:
Employee compensation and benefits	131,292	124,076	115,607
Distribution and service fees	50,043	53,338	53,144
General and administrative	48,265	42,219	42,989
Depreciation and amortization	4,473	4,317	4,246
Total expenses	234,073	223,950	215,986
Operating income (loss)	147,038	154,746	135,511
Non-operating income (loss):
Interest and dividend income—net	10,426	4,333	2,119
Gain (loss) from investments—net	(14,264)	2,020	4,993
Foreign currency gains (losses)—net	579	(699)	780
Total non-operating income (loss)	(3,259)	5,654	7,892
Income before provision for income taxes	143,779	160,400	143,403
Provision for income taxes	34,257	67,914	50,593
Net income	109,522	92,486	92,810
Less: Net (income) loss attributable to redeemable noncontrolling interests	4,374	(547)	126
Net income attributable to common stockholders	$113,896	$91,939	$92,936

Earnings per share attributable to common stockholders:
Basic	$2.43	$1.98	$2.02
Diluted	$2.40	$1.96	$2.00
Weighted average shares outstanding:
Basic	46,794	46,353	45,951
Diluted	47,381	46,979	46,432
_________________________

(1)
Certain amounts have been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018. See Notes 2 and 3 for further discussion of the Company's recently adopted accounting pronouncements and revenue, respectively.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$109,522	$92,486	$92,810
Less: Net (income) loss attributable to redeemable noncontrolling interests	4,374	(547)	126
Net income attributable to common stockholders	113,896	91,939	92,936
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(2,557)	2,064	(2,937)
Net unrealized gain (loss) from available-for-sale investments (1)	—	497	2,346
Reclassification to statements of operations of (gain) loss from available-for-sale investments	—	(347)	(1,451)
Other comprehensive income (loss)	(2,557)	2,214	(2,042)
Total comprehensive income attributable to common stockholders	$111,339	$94,153	$90,894
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

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interests	Shares of Common Stock, Net
January 1, 2016	$497	$519,855	$(148,096)	$(3,843)	$(136,637)	$231,776	$11,334	45,440
Dividends ($1.54 per share)	—	—	(72,797)	—	—	(72,797)	—	—
Issuance of common stock	7	749	—	—	—	756	—	724
Repurchase of common stock	—	—	—	—	(8,040)	(8,040)	—	(274)
Tax benefits associated with restricted stock units—net	—	(758)	—	—	—	(758)	—	—
Issuance of restricted stock units	—	2,457	—	—	—	2,457	—	—
Amortization of restricted stock units	—	21,555	—	—	—	21,555	—	—
Forfeitures of restricted stock units	—	(29)	—	—	—	(29)	—	—
Net income (loss)	—	—	92,936	—	—	92,936	(126)	—
Other comprehensive income (loss), net of tax	—	—	—	(2,042)	—	(2,042)	—	—
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	4,023	—
Distributions to redeemable noncontrolling interests	—	—	—	—	—	—	(342)	—
Transfer of redeemable noncontrolling interests in consolidated entity	—	—	—	—	—	—	(14,036)	—
December 31, 2016	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
Dividends ($2.12 per share)	—	—	(101,669)	—	—	(101,669)	—	—
Issuance of common stock	7	741	—	—	—	748	—	690
Repurchase of common stock	—	—	—	—	(9,141)	(9,141)	—	(265)
Issuance of restricted stock units	—	3,974	—	—	—	3,974	—	—
Amortization of restricted stock units	—	22,042	(285)	—	—	21,757	—	—
Forfeitures of restricted stock units	—	(100)	—	—	—	(100)	—	—
Net income (loss)	—	—	91,939	—	—	91,939	547	—
Other comprehensive income (loss), net of tax	—	—	—	2,214	—	2,214	—	—
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	46,658	—
Distributions to redeemable noncontrolling interests	—	—	—	—	—	—	(263)	—
December 31, 2017	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795	46,315
Cumulative-effect adjustment, net of tax, due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—	—
Dividends ($3.82 per share)	—	—	(185,423)	—	—	(185,423)	—	—
Issuance of common stock	7	696	—	—	—	703	—	714
Repurchase of common stock	—	—	—	—	(10,599)	(10,599)	—	(261)
Issuance of restricted stock units	—	7,170	—	—	—	7,170	—	—
Amortization of restricted stock units	—	23,984	—	—	—	23,984	—	—
Forfeitures of restricted stock units	—	(64)	—	—	—	(64)	—	—
Net income (loss)	—	—	113,896	—	—	113,896	(4,374)	—
Other comprehensive income (loss), net of tax	—	—	—	(2,557)	—	(2,557)	—	—
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	81,633	—
Distributions to redeemable noncontrolling interests	—	—	—	—	—	—	(10,862)	—
December 31, 2018	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192	46,768
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$109,522	$92,486	$92,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation expense	24,626	22,360	22,108
Amortization of deferred commissions	1,559	2,800	3,364
Depreciation and amortization	4,473	4,317	4,246
Deferred rent	(178)	(235)	(139)
Amortization (accretion) of premium (discount) on held-to-maturity investments	(246)	—	—
(Gain) loss from investments—net	14,264	(2,020)	(4,993)
Deferred income taxes	(1,373)	(314)	(900)
Foreign currency (gain) loss	211	47	1,684
Changes in operating assets and liabilities:
Accounts receivable	3,262	(7,613)	(3,413)
Due from brokers	(7,811)	(4,850)	(1,261)
Deferred commissions	(982)	(1,894)	(3,909)
Investments within consolidated funds	(81,182)	(60,252)	(3,956)
Other assets	(2,689)	(576)	(1,442)
Accrued compensation	2,341	6,064	4,855
Distribution and service fees payable	2,262	(221)	260
Due to brokers	1,839	3,282	1,771
Income tax payable	(1,229)	10,517	2,110
Other liabilities and accrued expenses	3,929	355	1,763
Net cash provided by (used in) operating activities	72,598	64,253	114,958
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	37	41	363
Purchases of investments	(63,557)	(16,901)	(8,096)
Proceeds from sales of investments	13,796	25,811	20,814
Purchases of property and equipment	(3,470)	(3,242)	(10,183)
Net cash provided by (used in) investing activities	(53,194)	5,709	2,898
Cash flows from financing activities:
Issuance of common stock	597	636	642
Repurchase of common stock	(10,599)	(9,141)	(8,040)
Dividends to stockholders	(178,879)	(98,313)	(70,825)
Distributions to redeemable noncontrolling interests	(10,862)	(263)	(342)
Contributions from redeemable noncontrolling interests	81,633	46,658	4,023
Net cash provided by (used in) financing activities	(118,110)	(60,423)	(74,542)
Net increase (decrease) in cash and cash equivalents	(98,706)	9,539	43,314
Effect of foreign exchange rate changes on cash and cash equivalents	(2,013)	679	(2,808)
Cash and cash equivalents, beginning of the year	193,452	183,234	142,728
Cash and cash equivalents, end of the year	$92,733	$193,452	$183,234

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
For the years ended December 31, 2018, 2017 and 2016, the Company paid taxes, net of tax refunds, of approximately $36,795,000, $57,726,000 and $49,331,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $6,544,000, $3,356,000 and $1,972,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
For the year ended December 31, 2018, the Company's proportionate ownership interest in the Cohen & Steers Funds ICAV (ICAV), an Irish alternative investment fund, increased and, as a result, the Company consolidated the assets and liabilities and the results of operations of ICAV.
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
The Company is a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure, commodities and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, the Company is headquartered in New York City, with offices in London, Hong Kong and Tokyo.
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
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements—In May 2017, the Financial Accounting Standards Board (FASB) issued new guidance for modification accounting related to share-based payment transactions in order to provide clarity and to reduce current diversity in practice. This new guidance does not fundamentally change the notion of a modification. Instead, the amendments clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments became effective on January 1, 2018 and required prospective application. The Company's adoption of the new guidance did not have a material effect on its consolidated financial statements and related disclosures.
In August 2016, the FASB amended the current guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to unify the currently diverse presentations and classifications, including, among other items, distributions received from equity method investees. This amended guidance became effective on January 1, 2018 and was adopted retrospectively. The Company made an accounting policy election to use the Cumulative Earnings Approach when determining whether distributions received from equity method investments should be classified as either operating or investing activities within its consolidated statements of cash flows. The Company's adoption and application of the new guidance did not have a material effect on its consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of the new revenue recognition standard resulted in the following changes to the Company's previously reported results for the periods presented (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Previously Reported	Net Adjustments Due to New Revenue Standard	Recast	Previously Reported	Net Adjustments Due to New Revenue Standard	Recast
Revenue:
Investment advisory and administration fees	$346,832	$(10,089)	$336,743	$319,667	$(7,808)	$311,859
Distribution and service fees	$20,156	$10,591	$30,747	$19,396	$9,429	$28,825

Expenses:
Distribution and service fees (1)	$39,632	$10,906	$50,538	$39,590	$10,190	$49,780
General and administrative	$52,623	$(10,404)	$42,219	$51,558	$(8,569)	$42,989
________________________

(1)
The amount presented in the consolidated statements of operations differs from the amount presented within this table due to the reclassification of the amortization of deferred sales commissions previously reported as depreciation and amortization.

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
Reclassifications—The Company reclassified certain prior period amounts in the consolidated financial statements to conform with the current period presentation.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—Cash and cash equivalents are on deposit with major financial institutions and consist of short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
Due from/to Brokers—Accounts formed for the purpose of establishing performance track records and Company-sponsored funds that are consolidated transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balance represents cash and cash equivalents balances at brokers/custodians and/or receivables and payables for unsettled securities transactions.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At December 31, 2018, the Company's investments were comprised of the following:

•
Equity investments at fair value, which includes securities held within the affiliated funds that the Company consolidates, individual securities held directly for the purposes of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence.

•
Trading investments, which represent debt securities held within the affiliated funds that the Company consolidates and individual debt securities held directly for the purposes of establishing performance track records.

•
Held-to-maturity investments, which represent fixed income securities recorded at amortized cost. The Company periodically reviews held-to-maturity investments for other-than-temporary impairments (OTTI). If the Company believes an OTTI exists, an impairment charge will be recognized in the Company’s consolidated statements of operations.

•
Equity method investments, which represent seed investments in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as gain (loss) from investments—net in the Company's consolidated statements of operations.

Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.
From time to time, the Company, including the Company-sponsored funds that are consolidated by the Company, enters into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios utilizing options, futures and swaps contracts. Options and futures contracts are measured at fair value based on their settlement price at the close of trading on the associated exchange or board of trade and swaps are measured at fair value based on the underlying futures contracts. Gain and losses on derivative contracts are recorded as gain (loss) from investments—net in the Company's consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's consolidated statements of financial condition. At December 31, 2018, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company, including the affiliated funds consolidated by the Company, enters into foreign exchange contracts to hedge its currency exposure related to certain client receivables. These instruments are measured at fair value based on the prevailing forward exchange rate with gains and losses recorded in foreign currency gains (losses)—net in the Company’s consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s consolidated statements of financial condition.
Goodwill and Intangible Assets—Goodwill represents the excess of the cost of the Company’s investment in the net assets of an acquired company over the fair value of the underlying identifiable net assets at the date of acquisition. Goodwill

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. Finite-lived intangible assets are amortized over their useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests represent third-party interests in the affiliated funds that the Company consolidates. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is remeasured at redemption value which approximates the fair value at each reporting period.
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts and to Company-sponsored open-end and closed-end funds. Investment advisory fees are earned pursuant to the terms of investment management agreements and are based on a contractual fee rate applied to the average assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of the Company’s sponsored open-end funds distributed by CSS. Distribution and service fee revenue is earned daily and is generally recorded gross of any third-party distribution and service fee expense for applicable share classes.
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in a Company-sponsored open-end fund. Distribution fees represent variable consideration, as fees are based on average assets under management which fluctuate daily. For the years ended December 31, 2018, 2017 and 2016, a portion of the distribution fee revenue recognized may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Service fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
Portfolio Consulting and Other—The Company earns portfolio consulting and other fees by (i) providing portfolio consulting services in connection with model-based strategy accounts, (ii) earning a licensing fee for the use of the Company's proprietary indexes and (iii) providing portfolio monitoring services related to a number of unit investment trusts. Revenue is earned pursuant to the terms of the underlying contracts and the fee schedules for these relationships vary based on the type of services the Company provides for each relationship. The majority of the Company's revenue from portfolio consulting and other is recognized over time and represents variable consideration, as fees are based on average assets under advisement which fluctuate daily.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company’s consolidated statements of comprehensive income. The cumulative translation adjustment was $(7,323,000), $(4,781,000) and $(6,845,000) as of December 31, 2018, 2017 and 2016, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar held by certain foreign subsidiaries are included in non-operating income (loss) in the consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss), net of tax.
Recently Issued Accounting Pronouncements—In February 2018, the FASB issued new guidance allowing entities to reclassify certain tax effects related to the enactment of the Tax Cuts and Jobs Act (the Tax Act) from accumulated other comprehensive income (AOCI) to retained earnings. Prior to the issuance of the new guidance, a portion of the previously recognized deferred tax effects recorded in AOCI was "left stranded" in AOCI as the effect of remeasuring the deferred taxes using the reduced federal corporate income tax rate was required to be recorded through income. The new guidance allows these stranded tax effects to be reclassified from AOCI to retained earnings. The new guidance will be effective on January 1, 2019, with early adoption permitted and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The adoption of the new guidance on a prospective basis is not expected to have a material effect on the Company's consolidated financial statements and related disclosures.
In August 2017, the FASB issued new guidance amending the accounting for hedging activities. The new guidance (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with an entity's risk management activities, (ii) decreases the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability and understandability of hedge results through enhanced disclosures and changing the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presentation of hedge results to align the effects of the hedging instrument and the hedged item and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The new guidance will be effective on January 1, 2019, with early adoption permitted. The adoption of the new guidance is not expected to have a material effect on the Company's consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued guidance introducing a new lease model which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new guidance establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating which will affect expense recognition in the income statement. The guidance also requires disclosures by lessees and lessors to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In July and December 2018, the FASB issued amendments to the guidance intended to provide supplemental narrow-scope improvements and clarifications. The new guidance, along with the amendments, is effective on January 1, 2019, with early adoption permitted. The Company expects to adopt the new standard along with certain allowable practical expedients using the modified retrospective transition approach, which requires the recasting of prior period amounts. Upon adoption of the new standard, at January 1, 2019, the Company will record an ROU asset of $48.5 million, net of deferred rent of $5.8 million, and a lease liability of $54.3 million primarily related to real estate operating leases. The adoption of the new standard is not expected to affect the Company's consolidated statements of operations and cash flows.
3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and revenue by vehicle for the periods presented (in thousands):

	Year ended December 31,
	2018	2017	2016
Client domicile:
North America	$322,964	$314,021	$286,957
Japan	35,283	42,303	43,458
Asia excluding Japan	12,493	11,496	9,852
Europe	10,371	10,876	11,230
Total	$381,111	$378,696	$351,497

	Year ended December 31,
	2018	2017	2016
Vehicle:
Open-end funds	$192,735	$188,613	$172,371
Closed-end funds	77,270	78,670	76,108
Institutional accounts	100,311	100,207	92,205
Portfolio consulting and other	10,795	11,206	10,813
Total	$381,111	$378,696	$351,497

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments
The following tables summarize the Company’s investments as of December 31, 2018 and 2017 (in thousands):

December 31, 2018
Equity investments at fair value	$66,795
Trading	108,363
Held-to-maturity (1)	49,748
Equity method	26
Total investments	$224,932
_________________________

(1)
At December 31, 2018, held-to-maturity investments had an amortized cost of approximately $49.7 million and a fair value of approximately $49.8 million, with original maturities ranging from 6 to 24 months.

December 31, 2017
Trading	$74,856
Equity method	6,176
Available-for-sale	27,074
Total investments	$108,106

The Company seeded one new fund for the year ended December 31, 2018 and two new funds for the year ended December 31, 2017.
The following tables summarize gain (loss) from investments for the years ended December 31, 2018, 2017 and 2016 (in thousands):

December 31, 2018
Net realized gains (losses) during the period	$(1,486)
Net unrealized gains (losses) during the period on investments still held at the end of the period	(12,778)
Gain (loss) from investments—net (1)	$(14,264)
_________________________

(1)	Included net income (loss) attributable to redeemable noncontrolling interests.

	Year Ended December 31,
	2017	2016
Gain (loss) from trading investments—net (1)	$1,915	$218
Equity in earnings (losses) of affiliates—net	(242)	3,324
Gain (loss) from available-for-sale investments—net	347	1,451
Gain (loss) from investments—net	$2,020	$4,993
_________________________
(1)    Included net income (loss) attributable to redeemable noncontrolling interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the consolidated statements of financial condition attributable to the Company's consolidated VIEs, which included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), the Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred) and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP) for the years ended December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	GLI SICAV	GRP-CIP	SICAV Preferred	SICAV RAP	Total
Assets (1)
Investments	$5,704	$550	$120,930	$8,929	$136,113
Due from brokers	49	103	10,868	167	11,187
Other assets	171	—	2,136	297	2,604
Total assets	$5,924	$653	$133,934	$9,393	$149,904

Liabilities (1)
Due to brokers	$—	$—	$4,398	$24	$4,422
Other liabilities and accrued expenses	74	5	212	149	440
Total liabilities	$74	$5	$4,610	$173	$4,862

	December 31, 2017
	GLI SICAV	GRP-CIP	SICAV Preferred	Total
Assets (1)
Investments	$5,961	$1,330	$60,810	$68,101
Due from brokers	285	202	4,923	5,410
Other assets	32	—	899	931
Total assets	$6,278	$1,532	$66,632	$74,442

Liabilities (1)
Due to brokers	$35	$—	$3,168	$3,203
Other liabilities and accrued expenses	87	5	199	291
Total liabilities	$122	$5	$3,367	$3,494
_________________________

(1)	The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

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
The following table summarizes sales proceeds, gross realized gains and losses from available-for-sale investments for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Proceeds from sales	$25,812	$20,823
Gross realized gains	714	1,879
Gross realized losses	(367)	(428)
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
The following table presents fair value measurements as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV	Investments Carried at Amortized Cost	Total
Cash equivalents	$78,147	$—	$—	$—	$—	$78,147
Equity investments at fair value
Common stocks	$21,982	$—	$—	$—	$—	$21,982
Company-sponsored funds	9,456	—	—	—	—	9,456
Limited partnership interests	1,056	—	—	550	—	1,606
Preferred securities	30,448	3,193	—	—	—	33,641
Other	—	—	—	110	—	110
Total	$62,942	$3,193	$—	$660	$—	$66,795
Trading investments
Fixed income	$—	$108,363	$—	$—	$—	$108,363
Total	$—	$108,363	$—	$—	$—	$108,363
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,748	$49,748
Total	$—	$—	$—	$—	$49,748	$49,748
Equity method investments	$—	$—	$—	$26	$—	$26

Total investments	$62,942	$111,556	$—	$686	$49,748	$224,932
Derivatives - assets
Commodity contracts	$486	$—	$—	$—	$—	$486
Commodity swap contracts	—	739	—	—	—	739
Total	$486	$739	$—	$—	$—	$1,225
Derivatives - liabilities
Commodity contracts	$2,181	$—	$—	$—	$—	$2,181
Foreign exchange contracts	—	205	—	—	—	205
Total	$2,181	$205	$—	$—	$—	$2,386
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

Trading investments classified as level 2 were comprised of U.S. Treasury securities held within consolidated funds carried at amortized cost, which approximates fair value, corporate debt securities, as well as certain preferred securities with

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

predominately debt-like characteristics. The fair value amounts were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Since these securities do not trade on a daily basis, the pricing services evaluate pricing applications and apply available information through processes such as yield curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:

•
Equity investments at fair value - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities, both of which are valued based on the NAVs of the underlying investments. At December 31, 2018, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.

•
Equity method investments - the Company's partnership interest in a Company-sponsored limited partnership that invests in non-registered real estate funds, which approximated its fair value based on the fund's NAV. At December 31, 2018, the Company's ownership in this limited partnership was approximately 0.2%. The Company's risk with respect to this investment is limited to its equity ownership and any uncollected management fees. At December 31, 2018, the Company did not have the ability to redeem this investment.

Held-to-maturity investments were comprised of U.S. Treasury securities, which were directly issued by the U.S. government, with original maturities of 6 to 24 months. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
Investments measured at NAV and held-to-maturity investments have not been classified in the fair value hierarchy. The amounts presented in the above table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statement of financial position.
Commodity swap contracts classified as level 2 were valued based on the underlying futures contracts.
Foreign currency exchange contracts classified as level 2 were valued based on the prevailing forward exchange rate.

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

Foreign currency exchange contracts classified as level 2 were valued based on the prevailing forward exchange rate.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017 (in thousands):

	Trading Investments
	Limited Partnership Interests
	2018	2017
Balance at beginning of year	$605	$1,196
Purchases / contributions	—	419
Sales / distributions	(598)	(1,291)
Realized gains (losses)	(68)	162
Unrealized gains (losses) (1)	61	119
Transfers into (out of) level 3	—	—
Balance at end of year	$—	$605

_________________________

(1)	Pertains to unrealized gains (losses) from securities still held at December 31, 2017.
Realized and unrealized gains (losses) in the above table were recorded as gain (loss) from investments—net in the Company's consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments. As part of its independent price verification process, the Company generally performs reviews of valuations provided by broker-dealers or independent pricing services. Investments in Company-sponsored funds are valued at their closing price or NAV (or its equivalent) as a practical expedient.
Foreign exchange contracts are valued based on the prevailing forward exchange rate, which are all inputs that are observable in active markets (level 2).
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
6. Derivatives
The following tables summarize the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Commodity contracts	$19,361	$486	$3,434	$2,181
Commodity swap contracts	8,761	739	—	—
Foreign exchange contracts	—	—	10,996	205
Total	$28,122	$1,225	$14,430	$2,386

	December 31, 2017
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Commodity contracts	$8,939	$487	$6,876	$286
Foreign exchange contracts	—	—	12,279	64
Total	$8,939	$487	$19,155	$350

Cash included in due from broker on the consolidated statement of financial condition of approximately $2,002,000 at December 31, 2018 was held as collateral for futures contracts. Investments on the consolidated statement of financial condition of approximately $1,807,000 and $414,000 as of December 31, 2018 and 2017, respectively, were held as collateral for futures contracts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes gains (losses) from derivative financial instruments for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Commodity contracts	$(2,093)	$(438)	$835
Commodity swap contracts	739	—	—
Foreign exchange contracts	(141)	(1,481)	1,626
Total	$(1,495)	$(1,919)	$2,461
7. Property and Equipment
The following table summarizes the Company’s property and equipment at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Equipment	$5,590	$7,503
Furniture and fixtures	3,644	3,598
Software	17,591	21,173
Leasehold improvements	16,028	16,017
Subtotal	42,853	48,291
Less: Accumulated depreciation and amortization	(28,747)	(33,251)
Property and equipment, net	$14,106	$15,040

Depreciation and amortization expense related to property and equipment was $4,378,000, $4,229,000 and $4,155,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
There were no anti-dilutive common stock equivalents for the years ended December 31, 2018 and 2017. Anti-dilutive common stock equivalents of approximately 14,000 shares were excluded from the computation for the year ended December 31, 2016.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$109,522	$92,486	$92,810
Less: Net (income) loss attributable to redeemable noncontrolling interests	4,374	(547)	126
Net income attributable to common stockholders	$113,896	$91,939	$92,936
Basic weighted average shares outstanding	46,794	46,353	45,951
Dilutive potential shares from restricted stock units	587	626	481
Diluted weighted average shares outstanding	47,381	46,979	46,432

Basic earnings per share attributable to common stockholders	$2.43	$1.98	$2.02
Diluted earnings per share attributable to common stockholders	$2.40	$1.96	$2.00
9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards to eligible employees and directors. A total of 20.0 million shares of common stock may be granted under the SIP. The board of directors is authorized to increase the number of shares available for issuance under the SIP, subject to shareholder approval. At December 31, 2018, RSUs with respect to approximately 15.8 million shares of common stock had been issued under the SIP. Total compensation cost related to unvested RSUs not yet recognized was approximately $40,868,000 at December 31, 2018 and is expected to be recognized over approximately the next three years. In January 2019, the Company granted approximately 0.8 million RSUs under the SIP with a grant date fair value of approximately $29,248,000 which vest over a four-year period.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company grants awards of vested RSUs to the non-management directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of grant. Dividends declared during the period are paid to the directors in cash. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $626,000, $618,000 and $486,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Unvested Restricted Stock Unit Grants
From time to time, the Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods, which is generally four years. Dividends declared by the Company are paid in additional RSUs and are forfeitable until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded stock-based compensation expense, net of forfeitures, of approximately $4,216,000, $3,957,000 and $4,685,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically allocates a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). Dividends declared by the Company are paid in additional RSUs and are forfeitable until they are delivered. The RSUs under the Mandatory Program will generally vest and be delivered ratably over four years and the dividend equivalents RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The fair value at the date of grant of the RSUs under the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mandatory Program is expensed on a straight-line basis over the vesting period. The Company recorded stock-based compensation under the Mandatory Program, net of forfeitures, of approximately $19,710,000, $17,175,000 and $16,847,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table sets forth activity relating to the Company’s RSUs under the SIP (share data in thousands):

	Vested Restricted Stock Unit Grants		Unvested Restricted Stock Unit Grants		Incentive Bonus Plans Restricted Stock Unit Grants
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	30	$36.17	296	$36.36	1,282	$37.33
Granted	13	37.17	159	30.31	722	30.02
Delivered	(9)	34.02	(147)	35.52	(548)	35.86
Forfeited	—	—	(1)	42.09	(57)	35.14
Balance at December 31, 2016	34	37.15	307	33.62	1,399	34.22
Granted	16	38.14	151	35.45	714	35.36
Delivered	(8)	40.03	(140)	34.41	(523)	34.80
Forfeited	—	—	—	—	(40)	33.87
Balance at December 31, 2017	42	36.98	318	34.14	1,550	34.60
Granted	15	38.29	134	39.02	757	39.42
Delivered	(12)	34.95	(146)	35.13	(539)	34.94
Forfeited	—	—	—	—	(23)	37.16
Balance at December 31, 2018	45	37.93	306	35.80	1,745	36.55

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from fair market value up to a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. As of December 31, 2018, the Company had issued approximately 413,000 shares of common stock under the ESPP. For the years ended December 31, 2018, 2017 and 2016, approximately 18,000, 18,000 and 19,000 shares, respectively, were purchased by eligible employees through the ESPP. For the years ended December 31, 2018, 2017 and 2016, the Company recorded a non-cash stock-based compensation expense of approximately $105,000, $112,000 and $114,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of (1) termination of the ESPP by the board of directors or (2) issuance of all of the shares reserved for issuance under the ESPP. The board of directors is authorized to increase the number of shares available for issuance under the ESPP, subject to shareholder approval.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2018, 2017 and 2016.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. In accordance with the Plan document, forfeited amounts are used to reduce the Company’s contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2018, 2017 and 2016 totaled approximately $101,000, $128,000 and $126,000, respectively.
Matching contributions, net of forfeitures, to the Plan for the years ended December 31, 2018, 2017 and 2016 totaled approximately $1,770,000, $1,715,000 and $1,464,000, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, affiliated funds for which certain employees are officers and/or directors. The following table summarizes the amount of revenue the Company earned from these affiliated funds for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Investment advisory and administration fees (1)	$241,255	$236,832	$220,364
Distribution and service fees	29,090	30,747	28,825
Total	$270,345	$267,579	$249,189
_________________________

(1)
Investment advisory and administration fees are reflected net of fund reimbursements of approximately $8.6 million, $8.7 million and $7.6 million for and the years ended December 31, 2018, 2017 and 2016, respectively. Amounts for the years ended December 31, 2017 and 2016 have been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018. See Notes 2 and 3 for further discussion of the Company's recently adopted accounting pronouncements and revenue, respectively.

The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Proceeds from sales	$10,872	$15,105	$13,251
Gross realized gains	28	80	1,159
Gross realized losses	(4,448)	—	—
Dividend income	481	675	787
Included in accounts receivable at December 31, 2018 and 2017 are receivables due from Company-sponsored funds of approximately $21,855,000 and $23,666,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At December 31, 2018, CSS had net capital of approximately $3.2 million, which exceeded its requirements by approximately $3.0 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2018, CSAL had regulatory capital of approximately $26.0 million, which exceeded its minimum regulatory capital requirements by approximately $25.7 million. In August, 2018, CSAL paid a dividend in the amount of $32.0 million to its parent, Cohen & Steers Capital Management, Inc. In January 2019, CSAL paid an additional dividend in the amount of $15.0 million to its parent.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2018, CSUK had regulatory capital of approximately $33.0 million, which exceeded its minimum regulatory capital requirements by approximately $28.2 million.
13. Commitments and Contingencies
The Company leases office space under noncancelable operating leases expiring at various dates through March 2024. The Company also leases certain information technology applications, market data and office equipment under noncancelable operating leases expiring at various dates through March 2024. The aggregate minimum future payments under the leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$15,112
2020	13,570
2021	11,397
2022	10,882
2023	10,842
Thereafter	960
$62,763

Rent expense charged to operations, including escalation charges for real estate taxes and other expenses, totaled approximately $11.9 million, $11.8 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), a portion of which is made through GRP-TE and the remainder of which is made through Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) for up to 12 years through the life of GRP-TE. At December 31, 2018, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company’s unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. At December 31, 2018, the unfunded commitment was not recorded on the Company’s consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes
The income before provision for income taxes and provision for income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income before provision for income taxes - U.S.	$132,838	$149,338	$132,882
Income before provision for income taxes - Non-U.S.	10,941	11,062	10,521
Total income before provision for income taxes	$143,779	$160,400	$143,403

Current taxes:
U.S. federal	$26,223	$58,082	$42,056
State and local	7,378	8,155	7,423
Non-U.S.	2,029	1,991	2,014
	35,630	68,228	51,493
Deferred taxes:
U.S. federal	(748)	(428)	(743)
State and local	(281)	(412)	(86)
Non-U.S.	(344)	526	(71)
	(1,373)	(314)	(900)
Provision for income taxes	$34,257	$67,914	$50,593

In connection with the enactment of the Tax Cuts and Jobs Act (the Tax Act), the Company recorded a provisional transition tax of $8.4 million at December 31, 2017, which reflected a one-time tax on deemed repatriated accumulated earnings and profits of the Company’s foreign subsidiaries. The transition tax, which is payable over eight years on an interest-free basis, was included as part of income tax payable on the Company's consolidated statements of financial condition at December 31, 2018 and December 31, 2017. Based on refinement of the calculation, the Company adjusted its transition tax liability from $8.4 million at December 31, 2017 to $8.3 million during the second quarter of 2018.
The transition tax liability at December 31, 2018 is as follows (in thousands):

Year Ending December 31,	Transition Tax Liability
2019	$192
2020	665
2021	665
2022	1,246
2023	1,662
2024	2,077
$6,507
In addition to the transition tax, the Tax Act requires certain income earned by foreign subsidiaries, referred to under the Tax Act as global intangible low-taxed income (GILTI), be included in the U.S. taxable income of the parent company. GILTI requires an accounting policy election to either (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factor such amounts into the measurement of deferred taxes. The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred. Based upon its calculation, the Company was not required to record any additional income tax expense attributable to the GILTI provisions for the year ended December 31, 2018.

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
Significant components of the Company’s net deferred income tax asset at December 31, 2018 and 2017 consist of the following (in thousands):

	At December 31,
	2018	2017
Deferred income tax assets (liabilities):
Stock-based compensation	$4,915	$5,437
Non-deductible realized losses on investments	1,539	1,030
Dividend equivalents on unvested restricted stock units	1,734	1,715
Net unrealized losses on investments	2,512	2,359
Deferred compensation	78	(1,325)
Deferred rent	1,452	1,488
Other	(760)	(996)
Subtotal	11,470	9,708
Less: valuation allowance	(4,270)	(3,896)
Deferred income tax asset—net	$7,200	$5,812
The Company had capital loss carryforwards of approximately $6,181,000 and $4,181,000 for the years ended December 31, 2018 and 2017 which, if unused, will expire in years 2019 to 2023. The valuation allowance on the net deferred income tax asset increased approximately $374,000 during the year ended December 31, 2018.
At December 31, 2018, the Company had approximately $12,037,000 of total gross unrecognized tax benefits. Of this total, approximately $9,235,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company believes it is reasonably possible that it will reduce its unrecognized tax benefits by $5,121,000 within the next twelve months due to the lapse of the statute of limitations on certain positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2016	$7,259
Addition for tax positions of current year	1,437
Addition for tax positions of prior years	163
Reduction of tax positions from prior years	(1,007)
Gross unrecognized tax benefits balance at December 31, 2016	$7,852
Addition for tax positions of current year	1,724
Addition for tax positions of prior years	6,624
Reduction of tax positions from prior years	(3,794)
Gross unrecognized tax benefits balance at December 31, 2017	$12,406
Addition for tax positions of current year	2,233
Reduction of tax positions from prior years	(2,602)
Gross unrecognized tax benefits balance at December 31, 2018	$12,037

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2018 and 2017, the Company had approximately $2,519,000 and $1,933,000, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2012 through 2018 remain open to examination by various taxing jurisdictions.
A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.8%	3.1%	3.5%
Unrecognized tax benefit adjustments	(1.0)%	(1.9)%	(0.2)%
Foreign operations tax differential	0.3%	(1.4)%	(1.1)%
Non-deductible losses on investments	0.2%	0.2%	1.3%
Non-taxable gains on investments	0.1%	(0.2)%	(3.0)%
Tax Act	(0.1)%	8.0%	—%
Other	(1.2)%	(0.3)%	(0.2)%
Effective income tax rate	23.1%	42.5%	35.3%
15. Goodwill and Intangible Assets
The following table summarizes the changes in the Company’s goodwill and intangible assets during the years ended December 31, 2018 and 2017 (in thousands):

	Goodwill	Finite-Lived Intangible Assets	Indefinite-Lived Intangible Assets
Balance at January 1, 2017	$17,684	$184	$1,250
Currency revaluation	1,350	—	—
Amortization	N/A	(89)	N/A
Balance at December 31, 2017	$19,034	$95	$1,250
Currency revaluation	(533)	—	—
Amortization	N/A	(95)	N/A
Balance at December 31, 2018	$18,501	$—	$1,250

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s intangible assets at December 31, 2018 and 2017 (in thousands):

	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2018
Amortized intangible assets:
Client relationships	—	$1,543	$(1,543)	$—
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,543)	$1,250
2017
Amortized intangible assets:
Client relationships	12	$1,543	$(1,448)	$95
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,448)	$1,345

Amortization expense related to the intangible assets was approximately $95,000, $89,000 and $89,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
16. Concentration of Credit Risk
The Company’s cash and cash equivalents are principally on deposit with major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated funds and third-party institutional separate account subadvisory relationship, which is comprised of multiple accounts, provided 10% or more of the total revenue of the Company (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$33,827	$38,392	$45,047
Percent of total revenue	9%	10%	13%

Cohen & Steers Preferred Securities and Income Fund, Inc. (CPX):
Investment advisory and administration fees	$53,059	$53,594	$42,420
Percent of total revenue	14%	14%	12%

Daiwa Asset Management:
Investment advisory fees	$30,265	$37,756	$39,377
Portfolio consulting and other	3,189	3,035	2,930
Total	$33,454	$40,791	$42,307
Percent of total revenue	9%	11%	12%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Selected Quarterly Financial Data (unaudited)
The table below presents selected quarterly financial data for 2018 and 2017 (in thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th	Total
2018
Revenue	$94,464	$94,410	$98,331	$93,906	$381,111
Operating income	37,219	36,287	39,223	34,309	147,038
Net income attributable to common stockholders (1)	27,586	29,959	30,790	25,561	113,896
Earnings per share attributable to common stockholders:
Basic	0.59	0.64	0.66	0.55	2.43
Diluted	0.59	0.63	0.65	0.54	2.40
Weighted-average shares outstanding:
Basic	46,683	46,819	46,830	46,842	46,794
Diluted	47,152	47,311	47,524	47,562	47,381

2017
Revenue (2)	$89,741	$92,714	$96,787	$99,454	$378,696
Operating income	35,528	37,357	40,973	40,888	154,746
Net income attributable to common stockholders	22,985	23,474	25,082	20,398	91,939
Earnings per share attributable to common stockholders:
Basic	0.50	0.51	0.54	0.44	1.98
Diluted	0.49	0.50	0.53	0.43	1.96
Weighted-average shares outstanding:
Basic	46,243	46,373	46,386	46,407	46,353
Diluted	46,603	46,902	47,047	47,300	46,979
_________________________
(1) Net income for all four quarters of 2018 reflected the lower U.S. federal statutory tax rate of 21% due to the Tax Cuts and Jobs Act.
(2) Amounts have been recast to reflect the Company’s adoption of the new revenue recognition accounting standard on January 1, 2018. See Notes 2 and 3 for further discussion of the Company's recently adopted accounting pronouncements and revenue, respectively.
18. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On February 21, 2019, CNS declared a quarterly dividend on its common stock in the amount of $0.36 per share. This dividend will be payable on March 14, 2019 to stockholders of record at the close of business on March 4, 2019.