Form 10-Q
period 2019-03-31
COHEN & STEERS INC
filed 2019-05-09
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-32236
 ________________
COHEN & STEERS, INC.
(Exact Name of Registrant as Specified in its Charter)
 ________________

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)
(212) 832-3232
(Registrant's Telephone Number, Including Area Code)
  ________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	CNS	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 1, 2019 was 47,232,575.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q

* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "may," "should," "seeks," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2018 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2019	December 31, 2018 (2)
ASSETS
Cash and cash equivalents	$56,386	$92,733
Investments ($90,785 and $136,113) (1)	187,063	224,932
Accounts receivable	59,973	50,381
Due from brokers ($2,365 and $11,187) (1)	4,597	14,240
Property and equipment—net	14,011	14,106
Operating lease right-of-use assets	45,977	48,488
Goodwill and intangible assets—net	19,564	19,751
Deferred income tax asset—net	7,130	7,200
Other assets ($1,337 and $2,604) (1)	11,107	9,208
Total assets	$405,808	$481,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$11,319	$43,685
Distribution and service fees payable	6,860	8,493
Operating lease liabilities	51,584	54,304
Income tax payable	27,343	18,663
Due to brokers ($1,040 and $4,422) (1)	1,040	5,121
Other liabilities and accrued expenses ($327 and $440) (1)	8,147	13,935
Total liabilities	106,293	144,201
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	64,354	114,192
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,558,533 and 51,818,186 shares issued at March 31, 2019 and December 31, 2018, respectively	525	518
Additional paid-in capital	609,854	602,272
Accumulated deficit	(193,523)	(208,404)
Accumulated other comprehensive loss, net of tax	(6,925)	(7,323)
Less: Treasury stock, at cost, 5,328,768 and 5,050,285 shares at March 31, 2019 and December 31, 2018, respectively	(174,770)	(164,417)
Total stockholders' equity	235,161	222,646
Total liabilities and stockholders' equity	$405,808	$481,039
_________________________

(1)
Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2019 and December 31, 2018 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

(2)
Certain amounts have been recast to reflect the Company's adoption of the new leasing accounting standard on January 1, 2019. Refer to Notes 2 and 12 for further discussion of the Company's recently adopted accounting pronouncements and leases, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Investment advisory and administration fees	$84,632	$84,434
Distribution and service fees	6,973	7,400
Portfolio consulting and other	2,621	2,630
Total revenue	94,226	94,464
Expenses:
Employee compensation and benefits	33,715	31,156
Distribution and service fees	12,536	12,842
General and administrative	11,438	12,185
Depreciation and amortization	1,102	1,062
Total expenses	58,791	57,245
Operating income (loss)	35,435	37,219
Non-operating income (loss):
Interest and dividend income—net	1,541	1,801
Gain (loss) from investments—net	13,864	(4,502)
Foreign currency gains (losses)—net	(495)	2,502
Total non-operating income (loss)	14,910	(199)
Income before provision for income taxes	50,345	37,020
Provision for income taxes	10,368	8,096
Net income	39,977	28,924
Less: Net (income) loss attributable to redeemable noncontrolling interests	(7,434)	(1,338)
Net income attributable to common stockholders	$32,543	$27,586

Earnings per share attributable to common stockholders:
Basic	$0.69	$0.59
Diluted	$0.68	$0.59
Dividends declared per share	$0.36	$0.33
Weighted average shares outstanding:
Basic	47,146	46,683
Diluted	47,642	47,152

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$39,977	$28,924
Less: Net (income) loss attributable to redeemable noncontrolling interests	(7,434)	(1,338)
Net income attributable to common stockholders	32,543	27,586
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	398	538
Total comprehensive income attributable to common stockholders	$32,941	$28,124

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests	Shares of Common Stock, Net
January 1, 2018	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795	46,315
Cumulative-effect adjustment, net of tax, due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—	—
Dividends ($0.33 per share)	—		(16,002)	—	—	(16,002)	—	—
Issuance of common stock	7	250	—	—	—	257	—	689
Repurchase of common stock	—	—	—	—	(10,505)	(10,505)	—	(259)
Issuance of restricted stock units	—	733	—	—	—	733	—	—
Amortization of restricted stock units	—	5,700	—	—	—	5,700	—	—
Net income (loss)	—	—	27,586	—	—	27,586	1,338	—
Other comprehensive income (loss), net of tax	—	—	—	538	—	538	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	32,471	—
March 31, 2018	$518	$577,169	$(125,293)	$(4,228)	$(164,323)	$283,843	$81,604	46,745

January 1, 2019	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192	46,768
Dividends ($0.36 per share)	—	—	(17,662)	—	—	(17,662)	—	—
Issuance of common stock	7	315	—	—	—	322	—	740
Repurchase of common stock	—	—	—	—	(10,353)	(10,353)	—	(278)
Issuance of restricted stock units	—	797	—	—	—	797	—	—
Amortization of restricted stock units	—	6,470	—	—	—	6,470	—	—
Net income (loss)	—	—	32,543	—	—	32,543	7,434	—
Other comprehensive income (loss), net of tax	—	—	—	398	—	398	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	10,932	—
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(68,204)	—
March 31, 2019	$525	$609,854	$(193,523)	$(6,925)	$(174,770)	$235,161	$64,354	47,230
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018 (1)
Cash flows from operating activities:
Net income	$39,977	$28,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,668	5,888
Amortization of deferred commissions	236	473
Depreciation and amortization	1,102	1,062
Amortization of right-of-use assets	2,511	1,713
Amortization (accretion) of premium (discount) on held-to-maturity investments	(59)	—
(Gain) loss from investments—net	(13,864)	4,502
Deferred income taxes	58	3,988
Foreign currency (gain) loss	(177)	(1,136)
Changes in operating assets and liabilities:
Accounts receivable	(9,415)	(8,026)
Due from brokers	(1,225)	(5,361)
Deferred commissions	(299)	(348)
Investments within consolidated funds	(18,543)	(34,057)
Other assets	(3,297)	(1,737)
Accrued compensation	(32,366)	(31,188)
Distribution and service fees payable	(1,633)	543
Operating lease liabilities	(2,720)	(1,773)
Due to brokers	317	3,855
Income tax payable	8,680	3,109
Other liabilities and accrued expenses	(5,454)	497
Net cash provided by (used in) operating activities	(29,503)	(29,072)
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	4	26
Purchases of investments	(24,696)	(3,856)
Proceeds from sales and maturities of investments	34,420	1,993
Purchases of property and equipment	(989)	(906)
Net cash provided by (used in) investing activities	8,739	(2,743)
Cash flows from financing activities:
Issuance of common stock	274	219
Repurchase of common stock	(10,353)	(10,505)
Dividends to stockholders	(17,015)	(15,445)
Distributions to redeemable noncontrolling interests	(2,985)	(1,952)
Contributions from redeemable noncontrolling interests	13,917	34,423
Net cash provided by (used in) financing activities	(16,162)	6,740
Net increase (decrease) in cash and cash equivalents	(36,926)	(25,075)
Effect of foreign exchange rate changes on cash and cash equivalents	579	267
Cash and cash equivalents, beginning of the period	92,733	193,452
Cash and cash equivalents, end of the period	$56,386	$168,644
_________________________

(1)
Certain amounts have been recast to reflect the Company's adoption of the new leasing accounting standard on January 1, 2019. Refer to Notes 2 and 12 for further discussion of the Company's recently adopted accounting pronouncements and leases, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the three months ended March 31, 2019 and 2018, the Company paid taxes, net of tax refunds, of approximately $1,641,000 and $1,144,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $647,000 and $557,000 for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.
Effective January 1, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred) decreased and the Company deconsolidated the assets and liabilities of SICAV Preferred resulting in a non-cash reduction of approximately $114,192,000 from redeemable noncontrolling interests and a non-cash increase of approximately $15,132,000 to equity investments at fair value.
During the three months ended March 31, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE) increased and, as a result, the Company consolidated the assets and liabilities and the results of operations of SICAV GRE resulting in a non-cash increase of approximately $45,988,000 to redeemable noncontrolling interests and equity investments at fair value.

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
The Company is a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, the Company is headquartered in New York City, with offices in London, Hong Kong and Tokyo.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Pronouncements—In February 2018, the Financial Accounting Standards Board (FASB) issued new guidance allowing entities to reclassify certain tax effects related to the enactment of the Tax Cuts and Jobs Act (the Tax Act) from accumulated other comprehensive income (AOCI) to retained earnings. Prior to the issuance of the new guidance, a portion of the previously recognized deferred tax effects recorded in AOCI was "left stranded" in AOCI as the effect of remeasuring the deferred taxes using the reduced federal corporate income tax rate was required to be recorded through income. The new guidance allows these stranded tax effects to be reclassified from AOCI to retained earnings. The new guidance became effective on January 1, 2019 and the Company adopted the standard using the prospective application. The Company's adoption of the new standard did not have a material effect on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued guidance introducing a new lease model which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new guidance establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. This new guidance became effective on January 1, 2019 and the Company adopted the standard, along with certain allowable practical expedients, using the modified retrospective transition approach, which required the recasting of prior period amounts. Other than the Company's condensed consolidated statements of financial condition, the adoption of the new standard had no material impact on its condensed consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The adoption of the new leasing standard resulted in the following changes to the Company's condensed consolidated statement of financial condition for the year ended December 31, 2018 (in thousands):

	Previously Reported	Adjustments Due to New Leasing Standard to record ROU assets and lease liabilities	Reclassification of Deferred Rent	Recast
Operating lease right-of-use assets	$—	$54,304	$(5,816)	$48,488
Operating lease liabilities	$—	$54,304	$—	$54,304
Deferred rent	$5,816	$—	$(5,816)	$—
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At March 31, 2019, the Company's investments were comprised of the following:

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

•
Held-to-maturity investments, which represent fixed income securities recorded at amortized cost. The Company periodically reviews held-to-maturity investments for other-than-temporary impairments (OTTI). If the Company believes an OTTI exists, an impairment charge will be recognized in the Company’s condensed consolidated statements of operations.

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
From time to time, the Company, including the affiliated funds consolidated by the Company, enters into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios, including options, futures and swaps contracts. Gain and losses on derivative contracts are recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. At March 31, 2019, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company, including the affiliated funds consolidated by the Company, enters into foreign exchange contracts to hedge its currency exposure. These instruments are measured at fair value based on the prevailing forward exchange rate with gains and losses recorded in foreign currency gains (losses)—net in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.
Leases—The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Company’s condensed consolidated statements of financial condition.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. None of the Company’s lease agreements provide an implicit rate. As a result, the Company used an implied incremental borrowing rate based on the information available at lease commencement dates in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company has certain lease agreements with non-lease components such as maintenance and executory costs, which are accounted for separately and not included in ROU assets.
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
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in a Company-sponsored open-end fund. Distribution fees represent variable consideration, as fees are based on average assets under management which fluctuate daily. For both the three months ended March 31, 2019 and 2018, a portion of the distribution fee revenue recognized in the current period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Service fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
Portfolio Consulting and Other—The Company earns the majority of its portfolio consulting and other fees by (i) providing portfolio consulting services in connection with model-based strategy accounts, (ii) earning a licensing fee for the use of the Company's proprietary indexes and (iii) providing portfolio monitoring services related to a number of unit investment trusts. Revenue is earned pursuant to the terms of the underlying contracts and the fee schedules for these relationships vary based on the type of services the Company provides for each relationship. The majority of the Company's revenue from portfolio consulting and other is recognized over time and represents variable consideration, as fees are based on average assets under advisement which fluctuate daily.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(6,925,000) and $(7,323,000) at March 31, 2019 and December 31, 2018, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar held by certain foreign subsidiaries are included in non-operating income (loss) in the condensed consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss), net of tax.
Recently Issued Accounting Pronouncements—In January 2017, the FASB issued guidance to simplify the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance will be effective on January 1, 2020. The Company does not expect the adoption of the new guidance to have a material effect on its condensed consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and revenue by vehicle for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Client domicile:
North America	$80,443	$79,707
Japan	8,231	9,093
Asia excluding Japan	3,152	3,035
Europe, Middle East and Africa	2,400	2,629
Total	$94,226	$94,464

	Three Months Ended March 31,
	2019	2018
Vehicle:
Open-end funds (1)	$47,468	$47,452
Closed-end funds	19,052	19,177
Institutional accounts	25,085	25,205
Portfolio consulting and other	2,621	2,630
Total	$94,226	$94,464
________________________

(1)	Included distribution and service fees of $7.0 million and $7.4 million for the three months ended March 31, 2019 and 2018, respectively.

4. Investments
The following tables summarize the Company's investments for the periods presented (in thousands):

	March 31, 2019	December 31, 2018
Equity investments at fair value	$108,085	$66,795
Trading	29,158	108,363
Held-to-maturity (1)	49,797	49,748
Equity method	23	26
Total investments	$187,063	$224,932
_________________________

(1)
Held-to-maturity investments had a fair value of approximately $49.9 million and $49.8 million at March 31, 2019 and December 31, 2018, respectively. Original maturities ranged from 6 to 24 months for both periods.

The Company seeded one new fund during the three months ended March 31, 2019.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes gain (loss) from investments for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net realized gains (losses) during the period	$(767)	$155
Net unrealized gains (losses) during the period on investments still held at the end of the period	14,631	(4,657)
Gain (loss) from investments—net (1)	$13,864	$(4,502)
________________________
(1)    Includes net income (loss) attributable to redeemable noncontrolling interest.
At March 31, 2019, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), SICAV GRE and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP). At December 31, 2018, the Company's consolidated VIEs included GLI SICAV, GRP-CIP, SICAV Preferred and SICAV RAP.
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs for the periods presented (in thousands):

	March 31, 2019
	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$6,241	$474	$74,275	$9,795	$90,785
Due from brokers	264	105	1,812	184	2,365
Other assets	204	—	772	361	1,337
Total assets	$6,709	$579	$76,859	$10,340	$94,487

Liabilities (1)
Due to brokers	$51	$—	$939	$50	$1,040
Other liabilities and accrued expenses	63	5	127	132	327
Total liabilities	$114	$5	$1,066	$182	$1,367

	December 31, 2018
	GLI SICAV	GRP-CIP	SICAV Preferred	SICAV RAP	Total
Assets (1)
Investments	$5,704	$550	$120,930	$8,929	$136,113
Due from brokers	49	103	10,868	167	11,187
Other assets	171	—	2,136	297	2,604
Total assets	$5,924	$653	$133,934	$9,393	$149,904

Liabilities (1)
Due to brokers	$—	$—	$4,398	$24	$4,422
Other liabilities and accrued expenses	74	5	212	149	440
Total liabilities	$74	$5	$4,610	$173	$4,862
_________________________

(1)	The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

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
The following table presents fair value measurements at March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV	Investments Carried at Amortized Cost	Total
Cash equivalents	49,330	$—	$—	$—	$—	$49,330
Equity investments at fair value
Common stocks	99,322	$—	$—	$—	$—	$99,322
Company-sponsored funds	5,417	—	—	—	—	5,417
Limited partnership interests	1,407	—	—	474	—	1,881
Preferred securities	1,224	119	—	—	—	1,343
Other	—	—	—	122	—	122
Total	$107,370	$119	$—	$596	$—	$108,085
Trading investments
Fixed income	$—	$29,158	$—	$—	$—	$29,158
Total	$—	$29,158	$—	$—	$—	$29,158
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,797	$49,797
Total	$—	$—	$—	$—	$49,797	$49,797
Equity method investments	$—	$—	$—	$23	$—	$23

Total investments	$107,370	$29,277	$—	$619	$49,797	$187,063

Derivatives - assets
Commodity futures contracts	$499	$—	$—	$—	$—	$499
Foreign exchange contracts	—	114	—	—	—	114
Total	$499	$114	$—	$—	$—	$613
Derivatives - liabilities
Commodity futures contracts	$411	$—	$—	$—	$—	$411
Commodity swap contracts	—	2	—	—	—	2
Foreign exchange contracts	—	127	—	—	—	127
Total	$411	$129	$—	$—	$—	$540

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents fair value measurements at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV	Investments Carried at Amortized Cost	Total
Cash equivalents	$78,147	$—	$—	$—	$—	$78,147
Equity investments at fair value
Common stocks	$21,982	$—	$—	$—	$—	$21,982
Company-sponsored funds	9,456	—	—	—	—	9,456
Limited partnership interests	1,056	—	—	550	—	1,606
Preferred securities	30,448	3,193	—	—	—	33,641
Other	—	—	—	110	—	110
Total	$62,942	$3,193	$—	$660	$—	$66,795
Trading investments
Fixed income	$—	$108,363	$—	$—	$—	$108,363
Total	$—	$108,363	$—	$—	$—	$108,363
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,748	$49,748
Total	$—	$—	$—	$—	$49,748	$49,748
Equity method investments	$—	$—	$—	$26	$—	$26

Total investments	$62,942	$111,556	$—	$686	$49,748	$224,932

Derivatives - assets
Commodity futures contracts	$486	$—	$—	$—	$—	$486
Commodity swap contracts	—	739	—	—	—	739
Total	$486	$739	$—	$—	$—	$1,225
Derivatives - liabilities
Commodity futures contracts	$2,181	$—	$—	$—	$—	$2,181
Foreign exchange contracts	—	205	—	—	—	205
Total	$2,181	$205	$—	$—	$—	$2,386
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:

•
Equity investments at fair value - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities, both of which are valued based on the NAVs of the underlying investments. At March 31, 2019 and December 31, 2018, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.

•
Equity method investments - the Company's partnership interest in a Company-sponsored limited partnership that invests in non-registered real estate funds, which approximated its fair value based on the fund's NAV. The Company's ownership in this limited partnership was approximately 0.2% at both March 31, 2019 and December 31, 2018. The Company's risk with respect to this investment is limited to its equity ownership and any uncollected management fees. At March 31, 2019 and December 31, 2018, the Company did not have the ability to redeem this investment.

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
The following table summarizes the changes in level 3 limited partnership interests in trading investments measured at fair value on a recurring basis for the three months ended March 31, 2018 (in thousands):

Balance at beginning of the period	$605
Purchases / contributions	—
Sales / distributions	(598)
Realized gains (losses)	(68)
Unrealized gains (losses)	61
Transfers into (out of) level 3	—
Balance at end of the period	$—

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Foreign exchange contracts are valued based on the prevailing forward exchange rate, which is an input that is observable in active markets (level 2).
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

6. Derivatives
The following tables summarize the notional and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts for the periods presented (in thousands):

	As of March 31, 2019
		Fair Value (1)
	Notional Amount	Assets	Liabilities
Commodity futures contracts	$25,797	$499	$411
Commodity swap contracts	9,000	—	2
Foreign exchange contracts	18,624	114	127
Total		$613	$540

	As of December 31, 2018
		Fair Value (1)
	Notional Amount	Assets	Liabilities
Commodity futures contracts	$22,795	$486	$2,181
Commodity swap contracts	8,761	739	—
Foreign exchange contracts	10,996	—	205
Total		$1,225	$2,386
________________________
(1)    The fair value of the derivative financial instruments are recorded in other assets and other liabilities and accrued expenses on the
Company's condensed consolidated statements of financial condition.
Cash included in due from broker of approximately $704,000 and $2,002,000, and investments of approximately $536,000 and $1,807,000 on the condensed consolidated statements of financial condition at March 31, 2019 and December 31, 2018, respectively, were held as collateral for futures contracts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes gains (losses) from derivative financial instruments for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Commodity futures contracts	$896	$(34)
Commodity swap contracts	(741)	—
Foreign exchange contracts	192	(846)
Total	$347	$(880)

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
Anti-dilutive common stock equivalents of approximately 4,700 and 4,600 shares were excluded from the computation for the three months ended March 31, 2019 and 2018, respectively.
The following table reconciles income and share data used in the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$39,977	$28,924
Less: Net (income) loss attributable to redeemable noncontrolling interests	(7,434)	(1,338)
Net income attributable to common stockholders	$32,543	$27,586
Basic weighted average shares outstanding	47,146	46,683
Dilutive potential shares from restricted stock units	496	469
Diluted weighted average shares outstanding	47,642	47,152

Basic earnings per share attributable to common stockholders	$0.69	$0.59
Diluted earnings per share attributable to common stockholders	$0.68	$0.59

8. Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2019 was approximately 24.2%, compared with 22.7% for the three months ended March 31, 2018. The effective tax rate for both the three months ended March 31, 2019 and 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by the tax effects related to the delivery of restricted stock units.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At March 31, 2019, CSS had net capital of approximately $2.8 million, which exceeded its requirements by approximately $2.6 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule. In April 2019, the Company contributed an additional $2.0 million of capital to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At March 31, 2019, CSAL had regulatory capital of approximately $17.3 million, which exceeded its minimum regulatory capital requirements by approximately $16.9 million.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At March 31, 2019, CSUK had regulatory capital of approximately $33.8 million, which exceeded its minimum regulatory capital requirements by approximately $28.9 million.

10. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, affiliated funds for which certain employees are officers and/or directors. The following table summarizes the amount of revenue the Company earned from these affiliated funds for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Investment advisory and administration fees (1)	$59,696	$59,304
Distribution and service fees	6,973	7,400
Total	$66,669	$66,704
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $2.4 million and $2.7 million for the three months ended March 2019 and 2018, respectively.
The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$21,107	$—
Gross realized gains	—	—
Gross realized losses	(907)	—
Dividend income	2	152
Included in accounts receivable at March 31, 2019 and December 31, 2018 are receivables due from Company-sponsored funds of approximately $23,943,000 and $21,855,000, respectively.

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
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), a portion of which is made through GRP-TE and the remainder of which is made through Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) for up to 12 years through the life of GRP-TE. At March 31, 2019, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and CRP-CIP invest. At March 31, 2019, the unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition.

12. Leases
The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's leases for the periods presented:

	Three Months Ended March 31,
	2019	2018
(in thousands, except lease term and discount rate)
Operating lease cost	$2,881	$2,916

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities	3,088	2,962
Right-of-use assets obtained in exchange for new lease liabilities	—	614

Weighted-average remaining lease term and discount rate for operating leases are as follows:
Weighted-average remaining lease term (years)	5	6
Weighted-average discount rate	2.8%	2.8%
The following table summarizes the maturities of lease liabilities at March 31, 2019 (in thousands):

Year Ending December 31,	Operating Leases
2019	$9,264
2020	11,919
2021	11,175
2022	10,876
2023	10,849
Thereafter	962
Total remaining undiscounted lease payments	55,045
Less: imputed interest	3,461
Total remaining discounted lease payments	$51,584

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

13. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with three major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

14. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On May 1, 2019, the Company declared a quarterly dividend on its common stock in the amount of $0.36 per share. The dividend will be payable on May 23, 2019 to stockholders of record at the close of business on May 13, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 and 2018. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong and Tokyo.
Our primary investment strategies include U.S. real estate securities, global/international real estate securities, global listed infrastructure, midstream energy, real assets multi-strategy, preferred securities, low duration preferred securities and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles as well as separate accounts, including subadvised portfolios for financial institutions and individuals around the world.
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

Assets Under Management
By Investment Vehicle

	Three Months Ended March 31,
	2019	2018
Institutional Accounts
Assets under management, beginning of period	$25,712	$29,396
Inflows	810	743
Outflows	(1,172)	(835)
Net inflows (outflows)	(362)	(92)
Market appreciation (depreciation)	3,762	(1,266)
Distributions	(361)	(600)
Transfers	5	—
Total increase (decrease)	3,044	(1,958)
Assets under management, end of period	$28,756	$27,438
Average assets under management	$27,602	$27,783

Open-end Funds
Assets under management, beginning of period	$20,699	$23,304
Inflows	3,013	2,535
Outflows	(1,623)	(2,538)
Net inflows (outflows)	1,390	(3)
Market appreciation (depreciation)	2,718	(959)
Distributions	(207)	(206)
Transfers	(5)	—
Total increase (decrease)	3,896	(1,168)
Assets under management, end of period	$24,595	$22,136
Average assets under management	$22,943	$22,299

Closed-end Funds
Assets under management, beginning of period	$8,410	$9,406
Inflows	—	—
Outflows	—	—
Net inflows (outflows)	—	—
Market appreciation (depreciation)	1,007	(390)
Distributions	(127)	(128)
Total increase (decrease)	880	(518)
Assets under management, end of period	$9,290	$8,888
Average assets under management	$8,983	$9,091

Total
Assets under management, beginning of period	$54,821	$62,106
Inflows	3,823	3,278
Outflows	(2,795)	(3,373)
Net inflows (outflows)	1,028	(95)
Market appreciation (depreciation)	7,487	(2,615)
Distributions	(695)	(934)
Total increase (decrease)	7,820	(3,644)
Assets under management, end of period	$62,641	$58,462
Average assets under management	$59,528	$59,173

Assets Under Management
By Institutional Account Type

	Three Months Ended March 31,
	2019	2018
Advisory
Assets under management, beginning of period	$12,065	$11,341
Inflows	$288	$393
Outflows	(318)	(115)
Net inflows (outflows)	(30)	278
Market appreciation (depreciation)	1,650	(405)
Transfers	5	—
Total increase (decrease)	1,625	(127)
Assets under management, end of period	$13,690	$11,214
Average assets under management	$13,140	$11,210

Japan Subadvisory
Assets under management, beginning of period	$8,135	$11,458
Inflows	27	69
Outflows	(287)	(405)
Net inflows (outflows)	(260)	(336)
Market appreciation (depreciation)	1,304	(646)
Distributions	(361)	(600)
Total increase (decrease)	683	(1,582)
Assets under management, end of period	$8,818	$9,876
Average assets under management	$8,538	$10,165

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,512	$6,597
Inflows	495	281
Outflows	(567)	(315)
Net inflows (outflows)	(72)	(34)
Market appreciation (depreciation)	808	(215)
Total increase (decrease)	736	(249)
Assets under management, end of period	$6,248	$6,348
Average assets under management	$5,924	$6,408

Total Institutional Accounts
Assets under management, beginning of period	$25,712	$29,396
Inflows	810	743
Outflows	(1,172)	(835)
Net inflows (outflows)	(362)	(92)
Market appreciation (depreciation)	3,762	(1,266)
Distributions	(361)	(600)
Transfers	5	—
Total increase (decrease)	3,044	(1,958)
Assets under management, end of period	$28,756	$27,438
Average assets under management	$27,602	$27,783

Assets Under Management
By Investment Strategy

	Three Months Ended March 31,
	2019	2018
U.S. Real Estate
Assets under management, beginning of period	$23,158	$27,580
Inflows	1,338	1,323
Outflows	(964)	(1,611)
Net inflows (outflows)	374	(288)
Market appreciation (depreciation)	3,838	(1,758)
Distributions	(479)	(670)
Transfers	—	(159)
Total increase (decrease)	3,733	(2,875)
Assets under management, end of period	$26,891	$24,705
Average assets under management	$25,470	$25,194

Preferred Securities
Assets under management, beginning of period	$11,868	$13,018
Inflows	1,686	1,200
Outflows	(684)	(996)
Net inflows (outflows)	1,002	204
Market appreciation (depreciation)	864	(227)
Distributions	(137)	(142)
Transfers	—	159
Total increase (decrease)	1,729	(6)
Assets under management, end of period	$13,597	$13,012
Average assets under management	$12,851	$12,968

Global/International Real Estate
Assets under management, beginning of period	$10,856	$11,108
Inflows	619	464
Outflows	(451)	(287)
Net inflows (outflows)	168	177
Market appreciation (depreciation)	1,627	(257)
Distributions	(19)	(63)
Total increase (decrease)	1,776	(143)
Assets under management, end of period	$12,632	$10,965
Average assets under management	$11,894	$10,895

Assets Under Management
By Investment Strategy - continued

	Three Months Ended March 31,
	2019	2018
Global Listed Infrastructure
Assets under management, beginning of period	$6,483	$6,932
Inflows	122	251
Outflows	(122)	(73)
Net inflows (outflows)	—	178
Market appreciation (depreciation)	914	(307)
Distributions	(48)	(45)
Total increase (decrease)	866	(174)
Assets under management, end of period	$7,349	$6,758
Average assets under management	$7,046	$6,863

Other
Assets under management, beginning of period	$2,456	$3,468
Inflows	58	40
Outflows	(574)	(406)
Net inflows (outflows)	(516)	(366)
Market appreciation (depreciation)	244	(66)
Distributions	(12)	(14)
Total increase (decrease)	(284)	(446)
Assets under management, end of period	$2,172	$3,022
Average assets under management	$2,267	$3,253

Total
Assets under management, beginning of period	$54,821	$62,106
Inflows	3,823	3,278
Outflows	(2,795)	(3,373)
Net inflows (outflows)	1,028	(95)
Market appreciation (depreciation)	7,487	(2,615)
Distributions	(695)	(934)
Total increase (decrease)	7,820	(3,644)
Assets under management, end of period	$62,641	$58,462
Average assets under management	$59,528	$59,173

Investment Performance at March 31, 2019

% of Total AUM in Outperforming Strategies[1]

1-Year
67%
96%
71%
3/31/2017
3/31/2018
3/31/2019
3-Year
96%
93%
99%
3/31/2017
3/31/2018
3/31/2019
5-Year
77%
99%
98%
3/31/2017
3/31/2018
3/31/2019
10-Year
94%
100%
100%
3/31/2017
3/31/2018
3/31/2019

% of U.S. Open-End Fund AUM by Morningstar Rating[2]
As of 3/31/2019

1 or 2 Star
3 Star
4 or 5 Star
2%
14%
85%

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

(2)
© 2019 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2019. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management at March 31, 2019 increased 7.1% to $62.6 billion from $58.5 billion at March 31, 2018. The increase was due to market appreciation of $7.6 billion, partially offset by net outflows of $58 million and distributions of $3.3 billion. Market appreciation included $4.6 billion from U.S. real estate and $1.5 billion from global/international real estate. Distributions included $2.4 billion from U.S. real estate and $555 million from preferred securities. Average assets under management for the three months ended March 31, 2019 increased 0.6% to $59.5 billion from $59.2 billion for the three months ended March 31, 2018.

Institutional accounts
Assets under management in institutional accounts at March 31, 2019, which represented 45.9% of total assets under management, increased 4.8% to $28.8 billion from $27.4 billion at March 31, 2018. The increase was due to market appreciation of $4.0 billion, partially offset by net outflows of $1.0 billion and distributions of $1.7 billion. Net outflows included $746 million from U.S. real estate and $595 million from large cap value (which is included in “Other” in the table on pages 25-26), partially offset by net inflows of $452 million into preferred securities. Market appreciation included $2.1 billion from U.S. real estate and $1.3 billion from global/international real estate. Distributions included $1.6 billion from U.S. real estate. Average assets under management for institutional accounts for the three months ended March 31, 2019 decreased 0.7% to $27.6 billion from $27.8 billion for the three months ended March 31, 2018.
Assets under management in institutional advisory accounts at March 31, 2019, which represented 47.6% of institutional assets under management, increased 22.1% to $13.7 billion from $11.2 billion at March 31, 2018. The increase was due to net inflows of $868 million and market appreciation of $1.6 billion. Net inflows included $597 million into preferred securities and $128 million into global/international real estate. Market appreciation included $562 million from global/international real estate, $554 million from U.S. real estate and $269 million from global listed infrastructure. Average assets under management for institutional advisory accounts for the three months ended March 31, 2019 increased 17.2% to $13.1 billion from $11.2 billion for the three months ended March 31, 2018.
Assets under management in Japan subadvised accounts at March 31, 2019, which represented 30.7% of institutional assets under management, decreased 10.7% to $8.8 billion from $9.9 billion at March 31, 2018. The decrease was due to net outflows of $1.0 billion and distributions of $1.7 billion, partially offset by market appreciation of $1.7 billion. Net outflows, market appreciation and distributions included $754 million, $1.4 billion and $1.6 billion, respectively, from U.S. real estate. Average assets under management for Japan subadvised accounts for the three months ended March 31, 2019 decreased 16.0% to $8.5 billion from $10.2 billion for the three months ended March 31, 2018.
Assets under management in institutional subadvised accounts excluding Japan at March 31, 2019, which represented 21.7% of institutional assets under management, decreased 1.6% to $6.2 billion from $6.3 billion at March 31, 2018. The decrease was due to net outflows $852 million, partially offset by market appreciation of $753 million. Net outflows included $504 million from large cap value and $350 million from commodities (both included in "Other" in the table pages 25-26), partially offset by net inflows of $302 million into global/international real estate. Market appreciation included $474 million from global/international real estate and $146 million from U.S. real estate. Average assets under management for institutional subadvised accounts excluding Japan for the three months ended March 31, 2019 decreased 7.6% to $5.9 billion from $6.4 billion for the three months ended March 31, 2018.
Open-end funds
Assets under management in open-end funds at March 31, 2019, which represented 39.3% of total assets under management, increased 11.1% to $24.6 billion from $22.1 billion at March 31, 2018. The increase was due to net inflows of $944 million and market appreciation of $2.7 billion, partially offset by distributions of $1.1 billion. Net inflows included $740 million into U.S. real estate. Market appreciation included $2.1 billion from U.S. real estate. Distributions included $592 million from U.S. real estate and $435 million from preferred securities. Average assets under management for open-end funds for the three months ended March 31, 2019 increased 2.9% to $22.9 billion from $22.3 billion for the three months ended March 31, 2018.
Closed-end funds
Assets under management in closed-end funds at March 31, 2019, which represented 14.8% of total assets under management, increased 4.5% to $9.3 billion from $8.9 billion at March 31, 2018. The increase was due to market appreciation of $899 million, partially offset by distributions of $510 million. Average assets under management for closed-end funds for the three months ended March 31, 2019 decreased 1.2% to $9.0 billion from $9.1 billion for the three months ended March 31, 2018.

Results of Operations
2019 Compared with 2018

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2019	2018
U.S. GAAP
Revenue	$94,226	$94,464
Expenses	$58,791	$57,245
Operating income	$35,435	$37,219
Non-operating income (loss)	$14,910	$(199)
Net income attributable to common stockholders	$32,543	$27,586
Diluted earnings per share	$0.68	$0.59
Operating margin	37.6%	39.4%

As Adjusted (1)
Net income attributable to common stockholders	$27,424	$29,009
Diluted earnings per share	$0.58	$0.62
Operating margin	38.1%	40.6%
_________________________

(1)	The "As Adjusted" amounts represent non-GAAP financial measures. Refer to pages 32-33 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenue
Revenue for the three months ended March 31, 2019 decreased 0.3% to $94.2 million from $94.5 million for the three months ended March 31, 2018. This decrease was primarily attributable to lower distribution and service fees revenue of $427,000, partially offset by higher investment advisory and administration fees of $198,000 due to higher average assets under management in open-end funds.
For the three months ended March 31, 2019:

•
Total investment advisory revenue from institutional accounts decreased 0.5% to $25.1 million from $25.2 million for the three months ended March 31, 2018. Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.9 bps and 36.8 bps for the three months ended March 31, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue from open-end funds increased 1.1% to $40.5 million from $40.1 million for the three months ended March 31, 2018. Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 71.6 bps and 72.8 bps for the three months ended March 31, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue from closed-end funds decreased 0.7% to $19.1 million from $19.2 million for the three months ended March 31, 2018. Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 86.0 bps and 85.6 bps for the three months ended March 31, 2019 and 2018, respectively.

Expenses
Expenses for the three months ended March 31, 2019 increased 2.7% to $58.8 million from $57.2 million for the three months ended March 31, 2018, primarily due to higher employee compensation and benefits of $2.6 million, partially offset by lower general and administrative expenses of approximately $747,000 and lower distribution and service fees expense of approximately $306,000.
Employee compensation and benefits for the three months ended March 31, 2019 increased 8.2% to $33.7 million from $31.2 million for the three months ended March 31, 2018, primarily due to higher salaries of approximately $914,000, higher amortization of restricted stock units of approximately $748,000 and higher incentive compensation of approximately $503,000.
Distribution and service fees expense for the three months ended March 31, 2019 decreased 2.4% to $12.5 million from $12.8 million for the three months ended March 31, 2018, primarily due to a continued shift in the composition of assets under management into lower cost share classes, partially offset by higher average assets under management in U.S. open-end funds.
General and administrative expenses for the three months ended March 31, 2019 decreased 6.1% to $11.4 million from $12.2 million for the three months ended March 31, 2018. The three months ended March 31, 2018 included expenses of approximately $871,000 associated with the evaluation of a potential business transaction that we did not pursue.
Operating Margin
Operating margin for the three months ended March 31, 2019 decreased to 37.6% from 39.4% for the three months ended March 31, 2018.
Non-operating Income (Loss)
Non-operating income for the three months ended March 31, 2019 was $14.9 million, which included net income attributable to redeemable noncontrolling interests of $7.4 million, compared with a non-operating loss of $199,000 for the three months ended March 31, 2018, which included net income attributable to redeemable noncontrolling interests of $1.3 million. Non-operating income (loss) was comprised of the following:

•
Interest and dividend income of $1.5 million for the three months ended March 31, 2019, which included interest on corporate cash and U.S. Treasury securities of $787,000, interest and dividend income of $624,000 attributable to consolidated funds and dividend income of $130,000 from other seed investments. Interest and dividend income of $1.8 million for the three months ended March 31, 2018, included $572,000 of interest on corporate cash, interest and dividend income of $1.0 million from consolidated funds and dividend income of $222,000 from other seed investments;

•
Net gain from investments of $13.9 million for the three months ended March 31, 2019, which included net gains from consolidated funds of $10.4 million and net gains of $3.5 million from other seed investments (which included net realized losses of $1.2 million). Net loss from investments of $4.5 million for the three months ended March 31, 2018, which included net losses from consolidated funds of $2.5 million and net unrealized losses of $2.0 million from other seed investments; and

•
Foreign currency losses of $495,000 for the three months ended March 31, 2019, which included net losses of $664,000 attributable to U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries, partially offset by net gains of $49,000 attributable to consolidated funds. Foreign currency gains of $2.5 million for the three months ended March 31, 2018, which included net gains of $2.6 million attributable to consolidated funds.

Income Taxes
Income tax expense was $10.4 million for the three months ended March 31, 2019, compared with $8.1 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was approximately 24.16%, compared with approximately 22.69% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by the tax effects related to the delivery of restricted stock units.

As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 32-33 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Revenue
Revenue, as adjusted, for the three months ended March 31, 2019 decreased 0.5% to $93.9 million from $94.4 million for the three months ended March 31, 2018.
Revenue, as adjusted, excluded the impact of consolidation of certain of the Company's seed investments for both periods presented.
Expenses
Expenses, as adjusted, for the three months ended March 31, 2019 increased 3.6% to $58.2 million from $56.1 million for the three months ended March 31, 2018.
Expenses, as adjusted, excluded the following:

•	The impact of the consolidation of certain of the Company's seed investments for both periods presented;

•	Amounts related to the accelerated vesting of certain restricted stock units for the three months ended March 31, 2019; and

•	Expenses incurred associated with the evaluation of a potential business transaction that the Company did not pursue for the three months ended March 31, 2018.
Operating Margin
Operating margin, as adjusted, for the three months ended March 31, 2019 was 38.1%, compared with 40.6% for the three months ended March 31, 2018.
Non-operating Income
Non-operating income, as adjusted, for the three months ended March 31, 2019 was $908,000, compared with $518,000 for the three months ended March 31, 2018.
Non-operating income, as adjusted, excluded the following:

•	Amounts attributable to the consolidation of certain of the Company's seed investments and results from the Company's seed investments that were not consolidated for both periods presented; and

•	Net foreign currency exchange losses associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the three months ended March 31, 2019.
Income Taxes
The effective tax rate, as adjusted, was 25.25% for both the three months ended March 31, 2019 and 2018.
The effective tax rate, as adjusted, excluded the following for both periods presented:

•	Tax effects related to the non-GAAP adjustments; and

•	Tax effects related to the delivery of restricted stock units.

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

(in thousands, except per share data)	Three Months Ended March 31,
	2019	2018
Net income attributable to common stockholders, U.S. GAAP	$32,543	$27,586
Seed investments (1)	(7,016)	2,255
Accelerated vesting of restricted stock units (2)	129	—
General and administrative (3)	—	871
Foreign currency exchange (gains) losses (4)	664	—
Tax adjustments (5)	1,104	(1,703)
Net income attributable to common stockholders, as adjusted	$27,424	$29,009

Diluted weighted average shares outstanding	47,642	47,152
Diluted earnings per share, U.S. GAAP	$0.68	$0.59
Seed investments (1)	(0.15)	0.05
Accelerated vesting of restricted stock units (2)	0.01	—
General and administrative (3)	—	0.02
Foreign currency exchange (gains) losses (4)	0.01	—
Tax adjustments	0.03	(0.04)
Diluted earnings per share, as adjusted	$0.58	$0.62
_________________________

(1)
Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as interest and dividend income and realized and unrealized (gains) losses on seed investments that were not consolidated.

(2)	Represents amounts related to the accelerated vesting of certain restricted stock units.

(3)	Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue for the three months ended March 31, 2018.

(4)
Represents net foreign currency exchange losses associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries. U.S. GAAP amounts for the prior period have not been recast to conform with the current period presentation as the impact to results was not material.

(5)	Tax adjustments are summarized in the following table:

(in thousands)	Three Months Ended March 31,
	2019	2018
Tax effect of non-GAAP adjustments	$1,298	$(700)
Delivery of restricted stock units	(194)	(1,003)
Total tax adjustments	$1,104	$(1,703)

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

(in thousands, except percentages)	Three Months Ended March 31,
	2019	2018
Revenue, U.S. GAAP	$94,226	$94,464
Seed investments (1)	(280)	(51)
Revenue, as adjusted	$93,946	$94,413

Expenses, U.S. GAAP	$58,791	$57,245
Seed investments (1)	(496)	(251)
Accelerated vesting of restricted stock units (2)	(129)	—
General and administrative (3)	—	(871)
Expenses, as adjusted	$58,166	$56,123

Operating income, U.S. GAAP	$35,435	$37,219
Seed investments (1)	216	200
Accelerated vesting of restricted stock units (2)	129	—
General and administrative (3)	—	871
Operating income, as adjusted	$35,780	$38,290

Operating margin, U.S. GAAP	37.6%	39.4%
Operating margin, as adjusted	38.1%	40.6%
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)	Represents amounts related to the accelerated vesting of certain restricted stock units.

(3)	Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue for the three months ended March 31, 2018.
Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

(in thousands)	Three Months Ended March 31,
	2019	2018
Non-operating income (loss), U.S. GAAP	$14,910	$(199)
Seed investments (1)	(14,666)	717
Foreign currency exchange (gains) losses (2)	664	—
Non-operating income (loss), as adjusted	$908	$518
_________________________

(1)
Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as interest and dividend income and realized and unrealized (gains) losses on seed investments that were not consolidated.

(2)
Represents net foreign currency exchange losses associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries. U.S. GAAP amounts for the prior period have not been recast to conform with the current period presentation as the impact to results was not material.

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
The table below summarizes net liquid assets for the periods presented:

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$56,386	$92,733
U.S. Treasury securities	$49,797	49,748
Seed investments	77,301	70,757
Current assets	60,825	52,628
Current liabilities	(47,354)	(78,461)
Net liquid assets	$196,955	$187,405
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
Seed investments
Seed investments are primarily comprised of Company-sponsored funds, securities held within the funds that we consolidate, and listed securities held for the purpose of establishing performance track records. Seed investments approximate fair value, are generally traded within active markets and can typically be liquidated within a normal settlement cycle. Seed investments are presented net of redeemable noncontrolling interests.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At March 31, 2019, institutional accounts comprised 57.5% of total accounts receivable, while open-end and closed-end funds, together, comprised 39.9% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at March 31, 2019, there were no amounts deemed to be uncollectible.
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

The table below summarizes cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash Flow Data:
Net cash provided by (used in) operating activities	$(29,503)	$(29,072)
Net cash provided by (used in) investing activities	8,739	(2,743)
Net cash provided by (used in) financing activities	(16,162)	6,740
Net increase (decrease) in cash and cash equivalents	(36,926)	(25,075)
Effect of foreign exchange rate changes on cash and cash equivalents	579	267
Cash and cash equivalents, beginning of the period	92,733	193,452
Cash and cash equivalents, end of the period	$56,386	$168,644
Cash and cash equivalents decreased by $36.9 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2019. Net cash used in operating activities was $29.5 million for the three months ended March 31, 2019. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $8.7 million, which included $34.4 million of proceeds from the sale and maturities of investments, partially offset by $24.7 million of investment purchases, including the seeding of one new Company-sponsored fund. Net cash used in financing activities was $16.2 million, including dividends paid to stockholders of $17.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.4 million, partially offset by contributions from redeemable noncontrolling interests of $13.9 million.
Cash and cash equivalents decreased $25.1 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2018. Net cash used in operating activities was $29.1 million for the three months ended March 31, 2018. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $2.7 million, which included $3.9 million of investment purchases, including the seeding of two new track record accounts, partially offset by $2.0 million of proceeds from the sale of investments. Net cash provided by financing activities was $6.7 million and primarily consisted of contributions from redeemable noncontrolling interests of $34.4 million, partially offset by dividends paid to stockholders of $15.4 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.5 million.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At March 31, 2019, we exceeded our minimum regulatory capital requirements by approximately $2.6 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In April 2019, the Company contributed an additional $2.0 million of capital to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At March 31, 2019, CSAL exceeded its minimum regulatory capital requirements by approximately $16.9 million.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At March 31, 2019, CSUK exceeded their aggregate minimum regulatory capital requirements by approximately $28.9 million.
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
On May 1, 2019, the Company declared a quarterly dividend on its common stock in the amount of $0.36 per share. This dividend will be payable on May 23, 2019 to stockholders of record at the close of business on May 13, 2019.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). At March 31, 2019, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at March 31, 2019.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at March 31, 2019 (in thousands):

	2019	2020	2021	2022	2023	2024 and after	Total
Operating leases	$9,264	$11,919	$11,175	$10,876	$10,849	$962	$55,045
Purchase obligations	2,090	1,841	410	61	—	—	4,402
Other liability	192	665	665	1,246	1,662	2,077	6,507
Total	$11,546	$14,425	$12,250	$12,183	$12,511	$3,039	$65,954
Operating Leases
Operating leases generally consist of noncancelable long-term leases for office space and certain information technology equipment.
Purchase Obligations
Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.
Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in December 2017 (the Tax Act). This tax liability, which is payable over eight years on an interest-free basis, was included as part of income tax payable on our condensed consolidated statement of financial condition at March 31, 2019.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at March 31, 2019. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at March 31, 2019 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2019, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2019	278,159	$37.17	—	—
February 1 through February 28, 2019	—	$—	—	—
March 1 through March 31, 2019	324	$41.45	—	—
Total	278,483	$37.17	—	—
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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited) at March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	May 9, 2019	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 9, 2019	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer