Form 10-Q
period 2019-06-30
COHEN & STEERS INC
filed 2019-08-06
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-32236
 ________________
COHEN & STEERS, INC.
(Exact Name of Registrant as Specified in its Charter)
 ________________

Delaware	14-1904657
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
280 Park Avenue
New York, NY 10017
(Address of Principal Executive Offices and Zip Code)
(212) 832-3232
(Registrant's Telephone Number, Including Area Code)
  ________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Common Stock	$.01 par value	CNS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 2019 was 47,241,185.

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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2019	December 31, 2018 (2)
ASSETS
Cash and cash equivalents	$102,109	$92,733
Investments ($64,910 and $136,113) (1)	152,961	224,932
Accounts receivable	54,362	50,381
Due from brokers ($3,337 and $11,187) (1)	3,323	14,240
Property and equipment—net	13,487	14,106
Operating lease right-of-use assets	43,432	48,488
Goodwill and intangible assets—net	19,711	19,751
Deferred income tax asset—net	7,178	7,200
Other assets ($1,120 and $2,604) (1)	7,439	9,208
Total assets	$404,002	$481,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$23,527	$43,685
Distribution and service fees payable	6,803	8,493
Operating lease liabilities	48,845	54,304
Income tax payable	18,641	18,663
Due to brokers ($2,403 and $4,422) (1)	2,403	5,121
Other liabilities and accrued expenses ($472 and $440) (1)	9,304	13,935
Total liabilities	109,523	144,201
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	38,104	114,192
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,567,471 and 51,818,186 shares issued at June 30, 2019 and December 31, 2018, respectively	526	518
Additional paid-in capital	617,726	602,272
Accumulated deficit	(179,852)	(208,404)
Accumulated other comprehensive loss, net of tax	(7,223)	(7,323)
Less: Treasury stock, at cost, 5,329,386 and 5,050,285 shares at June 30, 2019 and December 31, 2018, respectively	(174,802)	(164,417)
Total stockholders' equity	256,375	222,646
Total liabilities and stockholders' equity	$404,002	$481,039
_________________________

(1)
Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2019 and December 31, 2018 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

(2)
Certain amounts have been recast to reflect the Company's adoption of the new leasing accounting standard on January 1, 2019. Refer to Notes 2 and 12 for further discussion of the Company's recently adopted accounting pronouncements and leases, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Investment advisory and administration fees	$91,473	$84,420	$176,105	$168,854
Distribution and service fees	7,418	7,257	14,391	14,657
Portfolio consulting and other	2,901	2,733	5,522	5,363
Total revenue	101,792	94,410	196,018	188,874
Expenses:
Employee compensation and benefits	36,846	32,506	70,561	63,662
Distribution and service fees	14,188	12,440	26,724	25,282
General and administrative	11,539	11,972	22,977	24,157
Depreciation and amortization	1,115	1,205	2,217	2,267
Total expenses	63,688	58,123	122,479	115,368
Operating income (loss)	38,104	36,287	73,539	73,506
Non-operating income (loss):
Interest and dividend income—net	1,920	2,886	3,461	4,687
Gain (loss) from investments—net	1,874	(603)	15,738	(5,105)
Foreign currency gain (loss)—net	742	(3,061)	247	(559)
Total non-operating income (loss)	4,536	(778)	19,446	(977)
Income before provision for income taxes	42,640	35,509	92,985	72,529
Provision for income taxes	9,991	9,940	20,359	18,036
Net income	32,649	25,569	72,626	54,493
Less: Net (income) loss attributable to redeemable noncontrolling interests	(1,316)	4,390	(8,750)	3,052
Net income attributable to common stockholders	$31,333	$29,959	$63,876	$57,545

Earnings per share attributable to common stockholders:
Basic	$0.66	$0.64	$1.35	$1.23
Diluted	$0.65	$0.63	$1.33	$1.22
Dividends declared per share	$0.36	$0.33	$0.72	$0.66
Weighted average shares outstanding:
Basic	47,304	46,819	47,226	46,751
Diluted	48,175	47,311	47,942	47,237

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$32,649	$25,569	$72,626	$54,493
Less: Net (income) loss attributable to redeemable noncontrolling interests	(1,316)	4,390	(8,750)	3,052
Net income attributable to common stockholders	31,333	29,959	63,876	57,545
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(298)	(1,615)	100	(1,077)
Total comprehensive income attributable to common stockholders	$31,035	$28,344	$63,976	$56,468

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2019	$525	$609,854	$(193,523)	$(6,925)	$(174,770)	$235,161	$64,354
Dividends ($0.36 per share)	—	—	(17,662)	—	—	(17,662)	—
Issuance of common stock	1	219	—	—	—	220	—
Repurchase of common stock	—	—	—	—	(32)	(32)	—
Issuance of restricted stock units	—	786	—	—	—	786	—
Amortization of restricted stock units	—	6,875	—	—	—	6,875	—
Forfeitures of restricted stock units	—	(8)	—	—	—	(8)	—
Net income (loss)	—	—	31,333	—	—	31,333	1,316
Other comprehensive income (loss), net of tax	—	—	—	(298)	—	(298)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(27,566)
June 30, 2019	$526	$617,726	$(179,852)	$(7,223)	$(174,802)	$256,375	$38,104

April 1, 2018	$518	$577,169	$(125,293)	$(4,228)	$(164,323)	$283,843	$81,604
Dividends ($0.33 per share)	—	—	(15,999)	—	—	(15,999)	—
Issuance of common stock	—	187	—	—	—	187	—
Repurchase of common stock	—	—	—	—	(49)	(49)	—
Issuance of restricted stock units	—	701	—	—	—	701	—
Amortization of restricted stock units	—	5,986	—	—	—	5,986	—
Forfeitures of restricted stock units	—	(8)	—	—	—	(8)	—
Net income (loss)	—	—	29,959	—	—	29,959	(4,390)
Other comprehensive income (loss), net of tax	—	—	—	(1,615)	—	(1,615)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	7,781
June 30, 2018	$518	$584,035	$(111,333)	$(5,843)	$(164,372)	$303,005	$84,995

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)—(Continued)
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2019	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192
Dividends ($0.72 per share)	—	—	(35,324)	—	—	(35,324)	—
Issuance of common stock	8	534	—	—	—	542	—
Repurchase of common stock	—	—	—	—	(10,385)	(10,385)	—
Issuance of restricted stock units	—	1,583	—	—	—	1,583	—
Amortization of restricted stock units	—	13,345	—	—	—	13,345	—
Forfeitures of restricted stock units	—	(8)	—	—	—	(8)	—
Net income (loss)	—	—	63,876	—	—	63,876	8,750
Other comprehensive income (loss), net of tax	—	—	—	100	—	100	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(16,634)
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(68,204)
June 30, 2019	$526	$617,726	$(179,852)	$(7,223)	$(174,802)	$256,375	$38,104

January 1, 2018	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795
Cumulative-effect adjustment, net of tax, due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—
Dividends ($0.66 per share)	—		(32,001)	—	—	(32,001)	—
Issuance of common stock	7	437	—	—	—	444	—
Repurchase of common stock	—	—	—	—	(10,554)	(10,554)	—
Issuance of restricted stock units	—	1,434	—	—	—	1,434	—
Amortization of restricted stock units	—	11,686	—	—	—	11,686	—
Forfeitures of restricted stock units	—	(8)	—	—	—	(8)	—
Net income (loss)	—	—	57,545	—	—	57,545	(3,052)
Other comprehensive income (loss), net of tax	—	—	—	(1,077)	—	(1,077)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	40,252
June 30, 2018	$518	$584,035	$(111,333)	$(5,843)	$(164,372)	$303,005	$84,995
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018 (1)
Cash flows from operating activities:
Net income	$72,626	$54,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	13,766	12,045
Amortization of deferred commissions	469	903
Depreciation and amortization	2,217	2,267
Amortization of right-of-use assets	5,056	4,326
Amortization (accretion) of premium (discount) on held-to-maturity investments	(301)	—
(Gain) loss from investments—net	(15,738)	5,105
Deferred income taxes	34	1,983
Foreign currency (gain) loss	(158)	(769)
Changes in operating assets and liabilities:
Accounts receivable	(3,823)	4,037
Due from brokers	49	(5,006)
Deferred commissions	(624)	(592)
Investments within consolidated funds	1,828	(42,342)
Other assets	136	(1,475)
Accrued compensation	(20,158)	(20,607)
Distribution and service fees payable	(1,690)	130
Operating lease liabilities	(5,459)	(4,443)
Due to brokers	1,680	2,193
Income tax payable	(22)	(5,583)
Other liabilities and accrued expenses	(3,981)	(601)
Net cash provided by (used in) operating activities	45,907	6,064
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	4	24
Purchases of investments	(18,731)	(7,343)
Proceeds from sales and maturities of investments	44,010	4,890
Purchases of property and equipment	(1,583)	(1,753)
Net cash provided by (used in) investing activities	23,700	(4,182)
Cash flows from financing activities:
Issuance of common stock	413	377
Repurchase of common stock	(10,385)	(10,554)
Dividends to stockholders	(34,041)	(30,893)
Distributions to redeemable noncontrolling interests	(32,026)	(4,238)
Contributions from redeemable noncontrolling interests	15,392	44,490
Net cash provided by (used in) financing activities	(60,647)	(818)
Net increase (decrease) in cash and cash equivalents	8,960	1,064
Effect of foreign exchange rate changes on cash and cash equivalents	416	(787)
Cash and cash equivalents, beginning of the period	92,733	193,452
Cash and cash equivalents, end of the period	$102,109	$193,729
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

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the six months ended June 30, 2019 and 2018, the Company paid taxes, net of tax refunds, of approximately $20,347,000 and $21,692,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $1,283,000 and $1,108,000 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.
Effective January 1, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred) decreased and, as a result, the Company deconsolidated the assets and liabilities of SICAV Preferred resulting in a non-cash reduction of approximately $114,192,000 from redeemable noncontrolling interests and a non-cash increase of approximately $15,132,000 to equity investments at fair value.
During the six months ended June 30, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE) increased and, as a result, the Company consolidated the assets and liabilities and the results of operations of SICAV GRE resulting in a non-cash increase of approximately $45,988,000 to redeemable noncontrolling interests and equity investments at fair value.
During the six months ended June 30, 2018, the Company's proportionate ownership interest in the Cohen & Steers Funds ICAV (ICAV), an Irish alternative investment fund, increased and, as a result, the Company consolidated the assets and liabilities and the results of operations of ICAV resulting in a non-cash increase of approximately $6,411,000 to equity investments at fair value.

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
In February 2016, the FASB issued guidance introducing a new lease model which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new guidance establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. This new guidance became effective on January 1, 2019 and the Company adopted the standard, along with certain allowable practical expedients, using the modified retrospective transition approach, which required the recasting of prior period amounts.
The adoption of the new leasing standard resulted in the following changes to the Company's condensed consolidated statement of financial condition for the year ended December 31, 2018:

(in thousands)	Previously Reported	Adjustments Due to New Leasing Standard to record ROU assets and lease liabilities	Reclassification of Deferred Rent	Recast
Operating lease right-of-use assets	$—	$54,304	$(5,816)	$48,488
Operating lease liabilities	$—	$54,304	$—	$54,304
Deferred rent	$5,816	$—	$(5,816)	$—

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The adoption of the new standard had no material impact on the Company's other condensed consolidated financial statements. Refer to Note 12 for further discussion.
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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At June 30, 2019, the Company's investments were comprised of the following:

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
From time to time, the Company, including the affiliated funds consolidated by the Company, enters into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios, including options, futures and swaps contracts. Gains and losses on derivative contracts are recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. At June 30, 2019, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company, including the affiliated funds consolidated by the Company, enters into foreign exchange contracts to hedge its currency exposure. These instruments are measured at fair value based on the prevailing forward exchange rate with gains and losses recorded in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.
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
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in a Company-sponsored open-end fund. Distribution fees represent variable consideration, as fees are based on average assets under management which fluctuate daily. For both the three and six months ended June 30, 2019 and 2018, a portion of the distribution fee revenue recognized in the period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Service fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(7,223,000) and $(7,323,000) at June 30, 2019 and December 31, 2018, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar held by certain foreign subsidiaries are included in non-operating income (loss) in the condensed consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by vehicle:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Client domicile:
North America	$87,267	$80,109	$167,710	$159,816
Japan	8,387	8,883	16,618	17,976
Asia excluding Japan	2,554	3,058	5,706	6,093
Europe, Middle East and Africa	3,584	2,360	5,984	4,989
Total	$101,792	$94,410	$196,018	$188,874

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Vehicle:
Open-end funds (1)	$52,649	$47,778	$100,117	$95,230
Closed-end funds	20,002	19,133	39,054	38,310
Institutional accounts	26,240	24,766	51,325	49,971
Portfolio consulting and other	2,901	2,733	5,522	5,363
Total	$101,792	$94,410	$196,018	$188,874

________________________

(1)
Included distribution and service fees of $7.4 million and $7.3 million for the three months ended June 30, 2019 and 2018, respectively, and $14.4 million and $14.7 million for the six months ended June 30, 2019 and 2018, respectively.

4. Investments

The following table summarizes the Company's investments:

(in thousands)	June 30, 2019	December 31, 2018
Equity investments at fair value	$76,809	$66,795
Trading	26,179	108,363
Held-to-maturity (1)	49,949	49,748
Equity method	24	26
Total investments	$152,961	$224,932

_________________________

(1)
Held-to-maturity investments had a fair value of approximately $50.1 million and $49.8 million at June 30, 2019 and December 31, 2018, respectively. Original maturities ranged from 6 to 24 months for both periods.

The Company seeded one new fund during each of the six months ended June 30, 2019 and 2018.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes gain (loss)—net from investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net realized gains (losses)	$4,526	$(322)	$3,759	$(167)
Net unrealized gains (losses)	(2,652)	(281)	11,979	(4,938)
Gain (loss) from investments—net (1)	$1,874	$(603)	$15,738	$(5,105)
________________________
(1)    Includes net income (loss) attributable to redeemable noncontrolling interests.
At June 30, 2019, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), SICAV GRE and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP). At December 31, 2018, the Company's consolidated VIEs included GLI SICAV, GRP-CIP, SICAV Preferred and SICAV RAP.
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	June 30, 2019
(in thousands)	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$6,480	$481	$47,541	$10,408	$64,910
Due from brokers	482	104	2,059	692	3,337
Other assets	117	—	781	222	1,120
Total assets	$7,079	$585	$50,381	$11,322	$69,367

Liabilities (1)
Due to brokers	$146	$—	$1,951	$306	$2,403
Other liabilities and accrued expenses	91	5	211	165	472
Total liabilities	$237	$5	$2,162	$471	$2,875

	December 31, 2018
(in thousands)	GLI SICAV	GRP-CIP	SICAV Preferred	SICAV RAP	Total
Assets (1)
Investments	$5,704	$550	$120,930	$8,929	$136,113
Due from brokers	49	103	10,868	167	11,187
Other assets	171	—	2,136	297	2,604
Total assets	$5,924	$653	$133,934	$9,393	$149,904

Liabilities (1)
Due to brokers	$—	$—	$4,398	$24	$4,422
Other liabilities and accrued expenses	74	5	212	149	440
Total liabilities	$74	$5	$4,610	$173	$4,862

_________________________

(1)	The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

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
The following tables present fair value measurements:

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Investments Carried at Amortized Cost	Total
Cash equivalents	$92,831	$—	$—	$—	$—	$92,831
Equity investments at fair value
Common stocks	$73,576	$—	$—	$—	$—	$73,576
Company-sponsored funds	80	—	—	—	—	80
Limited partnership interests	1,153	—	—	481	—	1,634
Preferred securities	1,281	111	—	—	—	1,392
Other	—	—	—	127	—	127
Total	$76,090	$111	$—	$608	$—	$76,809
Trading investments
Fixed income	$—	$26,179	$—	$—	$—	$26,179
Total	$—	$26,179	$—	$—	$—	$26,179
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,949	$49,949
Total	$—	$—	$—	$—	$49,949	$49,949
Equity method investments	$—	$—	$—	$24	$—	$24

Total investments	$76,090	$26,290	$—	$632	$49,949	$152,961

Derivatives - assets
Commodity futures contracts	$343	$—	$—	$—	$—	$343
Commodity swap contracts	—	172	—	—	—	172
Foreign exchange contracts	—	5	—	—	—	5
Total	$343	$177	$—	$—	$—	$520
Derivatives - liabilities
Commodity futures contracts	$208	$—	$—	$—	$—	$208
Foreign exchange contracts	—	246	—	—	—	246
Total	$208	$246	$—	$—	$—	$454

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Investments Carried at Amortized Cost	Total
Cash equivalents	$78,147	$—	$—	$—	$—	$78,147
Equity investments at fair value
Common stocks	$21,982	$—	$—	$—	$—	$21,982
Company-sponsored funds	9,456	—	—	—	—	9,456
Limited partnership interests	1,056	—	—	550	—	1,606
Preferred securities	30,448	3,193	—	—	—	33,641
Other	—	—	—	110	—	110
Total	$62,942	$3,193	$—	$660	$—	$66,795
Trading investments
Fixed income	$—	$108,363	$—	$—	$—	$108,363
Total	$—	$108,363	$—	$—	$—	$108,363
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,748	$49,748
Total	$—	$—	$—	$—	$49,748	$49,748
Equity method investments	$—	$—	$—	$26	$—	$26

Total investments	$62,942	$111,556	$—	$686	$49,748	$224,932

Derivatives - assets
Commodity futures contracts	$486	$—	$—	$—	$—	$486
Commodity swap contracts	—	739	—	—	—	739
Total	$486	$739	$—	$—	$—	$1,225
Derivatives - liabilities
Commodity futures contracts	$2,181	$—	$—	$—	$—	$2,181
Foreign exchange contracts	—	205	—	—	—	205
Total	$2,181	$205	$—	$—	$—	$2,386

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:

•
Equity investments at fair value - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities, both of which are valued based on the NAVs of the underlying investments. At June 30, 2019 and December 31, 2018, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.

•
Equity method investments - the Company's partnership interest in a Company-sponsored limited partnership that invests in non-registered real estate funds, which approximated its fair value based on the fund's NAV. The Company's ownership in this limited partnership was approximately 0.2% at both June 30, 2019 and December 31, 2018. The Company's risk with respect to this investment is limited to its equity ownership and any uncollected management fees. At June 30, 2019 and December 31, 2018, the Company did not have the ability to redeem this investment.

Held-to-maturity investments were comprised of U.S. Treasury securities, which were directly issued by the U.S. government, with original maturities of 6 to 24 months. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
Investments measured at NAV and held-to-maturity investments have not been classified in the fair value hierarchy. The amounts presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statement of financial position.
Commodity swap contracts classified as level 2 were valued based on the underlying futures contracts.
Foreign currency exchange contracts classified as level 2 were valued based on the prevailing forward exchange rate.
The following table summarizes the changes in level 3 limited partnership interests in trading investments measured at fair value on a recurring basis:

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance at beginning of the period	$—	$605
Purchases / contributions	—	—
Sales / distributions	—	(598)
Realized gains (losses)	—	(68)
Unrealized gains (losses)	—	61
Transfers into (out of) level 3	—	—
Balance at end of the period	$—	$—

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Foreign exchange contracts are valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
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

6. Derivatives

The following tables summarize the notional and fair value of the derivative financial instruments. The notional amount represents the aggregate absolute value of all outstanding derivative contracts:

	As of June 30, 2019
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Commodity futures	$13,569	$343	$208
Commodity swap	9,014	172	—
Foreign exchange	13,189	5	246
Total		$520	$454

	As of December 31, 2018
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Commodity futures	$22,795	$486	$2,181
Commodity swap	8,761	739	—
Foreign exchange	10,996	—	205
Total		$1,225	$2,386

________________________
(1)    The fair value of the derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the
Company's condensed consolidated statements of financial condition.
Cash included in due from brokers of approximately $150,000 and $2,002,000, and investments of approximately $1,766,000 and $1,807,000 on the condensed consolidated statements of financial condition at June 30, 2019 and December 31, 2018, respectively, were held as collateral for futures contracts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Commodity futures	$(155)	$27	$741	$(7)
Commodity swap	395	—	(346)	—
Foreign exchange	(228)	1,237	(36)	391
Total (1)	$12	$1,264	$359	$384

________________________
(1)    Gains and losses on the derivative financial instruments are recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations.

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
There were no anti-dilutive common stock equivalents for both the three months ended June 30, 2019 and 2018, as well as the six months ended June 30, 2018. Anti-dilutive common stock equivalents of approximately 2,300 shares were excluded from the computation for the six months ended June 30, 2019.
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$32,649	$25,569	$72,626	$54,493
Less: Net (income) loss attributable to redeemable noncontrolling interests	(1,316)	4,390	(8,750)	3,052
Net income attributable to common stockholders	$31,333	$29,959	$63,876	$57,545
Basic weighted average shares outstanding	47,304	46,819	47,226	46,751
Dilutive potential shares from restricted stock units	871	492	716	486
Diluted weighted average shares outstanding	48,175	47,311	47,942	47,237

Basic earnings per share attributable to common stockholders	$0.66	$0.64	$1.35	$1.23
Diluted earnings per share attributable to common stockholders	$0.65	$0.63	$1.33	$1.22

8. Income Taxes

The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2019 was approximately 24.2%, compared with 24.9% for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by a benefit related to an adjustment to the Company's transition tax liability in connection with the Tax Act.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The effective tax rate for the six months ended June 30, 2019 was approximately 24.2%, compared with 23.9% for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by tax effects related to the delivery of restricted stock units. The effective tax rate for the six months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by tax effects related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability in connection with the Tax Act.
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

9. Regulatory Requirements

CSS, a registered broker-dealer in the U.S., is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At June 30, 2019, CSS had net capital of approximately $4.0 million, which exceeded its requirements by approximately $3.8 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule. In
April 2019, the Company contributed an additional $2.0 million of capital to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At June 30, 2019, CSAL had regulatory capital of approximately $21.3 million, which exceeded its minimum regulatory capital requirements by approximately $20.9 million.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At June 30, 2019, CSUK had regulatory capital of approximately $36.7 million, which exceeded its minimum regulatory capital requirements by approximately $31.5 million.

10. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, affiliated funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Investment advisory and administration fees (1)	$65,409	$59,590	$125,105	$118,894
Distribution and service fees	7,418	7,257	14,391	14,657
Total	$72,827	$66,847	$139,496	$133,551

_________________________

(1)
Investment advisory and administration fees are reflected net of fund reimbursements of $2.4 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $4.8 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds that are not consolidated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Proceeds from sales	$5,399	$7,729	$26,506	$7,729
Gross realized gains	32	—	32	—
Gross realized losses	—	(4,447)	(907)	(4,447)
Dividend income	28	115	30	267

Included in accounts receivable at June 30, 2019 and December 31, 2018 are receivables due from Company-sponsored funds of approximately $25,301,000 and $22,560,000, respectively. Included in accounts payable at June 30, 2019 and December 31, 2018 are payables due to Company-sponsored funds of approximately $1,080,000 and $845,000, respectively.

11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), a portion of which is made through GRP-TE and the remainder of which is made through Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) for up to 12 years through the life of GRP-TE. As of June 30, 2019, the Company had funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and CRP-CIP invest. At June 30, 2019, the unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition.

12. Leases

The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's lease cost included in general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Operating lease cost	$2,880	$2,878	$5,761	$5,794

Supplemental cash flow information related to operating leases is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities	$3,078	$2,950	$6,166	$5,912
Right-of-use assets obtained in exchange for new lease liabilities	—	—	—	614

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Other information related to operating leases is summarized below:

	June 30, 2019	December 31, 2018
Weighted-average remaining lease term (years)	4	5
Weighted-average discount rate	2.8%	2.8%

The following table summarizes the maturities of lease liabilities at June 30, 2019 (in thousands):

Year Ending December 31,	Operating Leases
2019	$6,193
2020	11,920
2021	11,171
2022	10,868
2023	10,841
Thereafter	961
Total remaining undiscounted lease payments	51,954
Less: imputed interest	3,109
Total remaining discounted lease payments	$48,845

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
On August 1, 2019, the Company declared a quarterly dividend on its common stock in the amount of $0.36 per share. The dividend will be payable on August 22, 2019 to stockholders of record at the close of business on August 12, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts; investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds as well as fees for portfolio consulting and other services. Our fees are paid in arrears, based on contractually specified rates applied to the value of the assets we manage. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, addition or termination of client accounts, contributions or withdrawals from client accounts, market conditions, foreign currency fluctuations, distributions as well as investor subscriptions or redemptions, and is recognized over the period that the assets are managed.

Assets Under Management
By Investment Vehicle

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Institutional Accounts
Assets under management, beginning of period	$28,756	$27,438	$25,712	$29,396
Inflows	948	752	1,758	1,495
Outflows	(2,123)	(714)	(3,295)	(1,549)
Net inflows (outflows)	(1,175)	38	(1,537)	(54)
Market appreciation (depreciation)	756	1,374	4,518	108
Distributions	(333)	(566)	(694)	(1,166)
Conversion (1)	(753)	—	(753)	—
Transfers	—	32	5	32
Total increase (decrease)	(1,505)	878	1,539	(1,080)
Assets under management, end of period	$27,251	$28,316	$27,251	$28,316
Average assets under management	$28,407	$27,412	$28,007	$27,596

Open-end Funds
Assets under management, beginning of period	$24,595	$22,136	$20,699	$23,304
Inflows	2,868	2,119	5,881	4,654
Outflows	(1,706)	(1,989)	(3,329)	(4,527)
Net inflows (outflows)	1,162	130	2,552	127
Market appreciation (depreciation)	759	906	3,477	(53)
Distributions	(810)	(313)	(1,017)	(519)
Transfers	—	(32)	(5)	(32)
Total increase (decrease)	1,111	691	5,007	(477)
Assets under management, end of period	$25,706	$22,827	$25,706	$22,827
Average assets under management	$25,219	$22,340	$24,087	$22,320

Closed-end Funds
Assets under management, beginning of period	$9,290	$8,888	$8,410	$9,406
Inflows	—	12	—	12
Outflows	—	—	—	—
Net inflows (outflows)	—	12	—	12
Market appreciation (depreciation)	273	289	1,280	(101)
Distributions	(127)	(128)	(254)	(256)
Total increase (decrease)	146	173	1,026	(345)
Assets under management, end of period	$9,436	$9,061	$9,436	$9,061
Average assets under management	$9,338	$8,965	$9,161	$9,028

Total
Assets under management, beginning of period	$62,641	$58,462	$54,821	$62,106
Inflows	3,816	2,883	7,639	6,161
Outflows	(3,829)	(2,703)	(6,624)	(6,076)
Net inflows (outflows)	(13)	180	1,015	85
Market appreciation (depreciation)	1,788	2,569	9,275	(46)
Distributions	(1,270)	(1,007)	(1,965)	(1,941)
Conversion (1)	(753)	—	(753)	—
Total increase (decrease)	(248)	1,742	7,572	(1,902)
Assets under management, end of period	$62,393	$60,204	$62,393	$60,204
Average assets under management	$62,964	$58,717	$61,255	$58,944
_________________________

(1)	Represents a conversion of assets under management from certain institutional accounts to model-based portfolios. Model-based portfolios are currently excluded from assets under management.

Assets Under Management
By Institutional Account Type

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advisory
Assets under management, beginning of period	$13,690	$11,214	$12,065	$11,341
Inflows	$725	$546	$1,013	$939
Outflows	(660)	(96)	(978)	(211)
Net inflows (outflows)	65	450	35	728
Market appreciation (depreciation)	344	453	1,994	48
Transfers	—	32	5	32
Total increase (decrease)	409	935	2,034	808
Assets under management, end of period	$14,099	$12,149	$14,099	$12,149
Average assets under management	$13,866	$11,559	$13,505	$11,385

Japan Subadvisory
Assets under management, beginning of period	$8,818	$9,876	$8,135	$11,458
Inflows	72	34	99	103
Outflows	(296)	(186)	(583)	(591)
Net inflows (outflows)	(224)	(152)	(484)	(488)
Market appreciation (depreciation)	247	691	1,551	45
Distributions	(333)	(566)	(694)	(1,166)
Total increase (decrease)	(310)	(27)	373	(1,609)
Assets under management, end of period	$8,508	$9,849	$8,508	$9,849
Average assets under management	$8,545	$9,524	$8,541	$9,843

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,248	$6,348	$5,512	$6,597
Inflows	151	172	646	453
Outflows	(1,167)	(432)	(1,734)	(747)
Net inflows (outflows)	(1,016)	(260)	(1,088)	(294)
Market appreciation (depreciation)	165	230	973	15
Conversion (1)	(753)	—	(753)	—
Total increase (decrease)	(1,604)	(30)	(868)	(279)
Assets under management, end of period	$4,644	$6,318	$4,644	$6,318
Average assets under management	$5,996	$6,329	$5,961	$6,368

Total Institutional Accounts
Assets under management, beginning of period	$28,756	$27,438	$25,712	$29,396
Inflows	948	752	1,758	1,495
Outflows	(2,123)	(714)	(3,295)	(1,549)
Net inflows (outflows)	(1,175)	38	(1,537)	(54)
Market appreciation (depreciation)	756	1,374	4,518	108
Distributions	(333)	(566)	(694)	(1,166)
Conversion (1)	(753)	—	(753)	—
Transfers	—	32	5	32
Total increase (decrease)	(1,505)	878	1,539	(1,080)
Assets under management, end of period	$27,251	$28,316	$27,251	$28,316
Average assets under management	$28,407	$27,412	$28,007	$27,596
_________________________

(1)	Represents a conversion of assets under management from certain institutional accounts to model-based portfolios. Model-based portfolios are currently excluded from assets under management.

Assets Under Management
By Investment Strategy

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Real Estate
Assets under management, beginning of period	$26,891	$24,705	$23,158	$27,580
Inflows	1,885	1,031	3,223	2,354
Outflows	(1,492)	(1,104)	(2,456)	(2,715)
Net inflows (outflows)	393	(73)	767	(361)
Market appreciation (depreciation)	781	1,945	4,619	187
Distributions	(993)	(740)	(1,472)	(1,410)
Transfers	21	—	21	(159)
Total increase (decrease)	202	1,132	3,935	(1,743)
Assets under management, end of period	$27,093	$25,837	$27,093	$25,837
Average assets under management	$27,047	$24,726	$26,263	$24,959

Preferred Securities
Assets under management, beginning of period	$13,597	$13,012	$11,868	$13,018
Inflows	1,163	1,020	2,849	2,220
Outflows	(751)	(939)	(1,435)	(1,935)
Net inflows (outflows)	412	81	1,414	285
Market appreciation (depreciation)	490	(22)	1,354	(249)
Distributions	(145)	(139)	(282)	(281)
Transfers	—	—	—	159
Total increase (decrease)	757	(80)	2,486	(86)
Assets under management, end of period	$14,354	$12,932	$14,354	$12,932
Average assets under management	$13,936	$12,984	$13,396	$12,976

Global/International Real Estate
Assets under management, beginning of period	$12,632	$10,965	$10,856	$11,108
Inflows	573	668	1,192	1,132
Outflows	(1,344)	(270)	(1,795)	(557)
Net inflows (outflows)	(771)	398	(603)	575
Market appreciation (depreciation)	212	364	1,839	107
Distributions	(59)	(53)	(78)	(116)
Conversion (1)	(753)	—	(753)	—
Total increase (decrease)	(1,371)	709	405	566
Assets under management, end of period	$11,261	$11,674	$11,261	$11,674
Average assets under management	$12,453	$11,177	$12,175	$11,037
_________________________

(1)	Represents a conversion of assets under management from certain institutional accounts to model-based portfolios. Model-based portfolios are currently excluded from assets under management.

Assets Under Management
By Investment Strategy - continued

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Global Listed Infrastructure
Assets under management, beginning of period	$7,349	$6,758	$6,483	$6,932
Inflows	160	121	282	372
Outflows	(200)	(137)	(322)	(210)
Net inflows (outflows)	(40)	(16)	(40)	162
Market appreciation (depreciation)	251	222	1,165	(85)
Distributions	(52)	(55)	(100)	(100)
Total increase (decrease)	159	151	1,025	(23)
Assets under management, end of period	$7,508	$6,909	$7,508	$6,909
Average assets under management	$7,377	$6,845	$7,212	$6,854

Other
Assets under management, beginning of period	$2,172	$3,022	$2,456	$3,468
Inflows	35	43	93	83
Outflows	(42)	(253)	(616)	(659)
Net inflows (outflows)	(7)	(210)	(523)	(576)
Market appreciation (depreciation)	54	60	298	(6)
Distributions	(21)	(20)	(33)	(34)
Transfers	(21)	—	(21)	—
Total increase (decrease)	5	(170)	(279)	(616)
Assets under management, end of period	$2,177	$2,852	$2,177	$2,852
Average assets under management	$2,151	$2,985	$2,209	$3,118

Total
Assets under management, beginning of period	$62,641	$58,462	$54,821	$62,106
Inflows	3,816	2,883	7,639	6,161
Outflows	(3,829)	(2,703)	(6,624)	(6,076)
Net inflows (outflows)	(13)	180	1,015	85
Market appreciation (depreciation)	1,788	2,569	9,275	(46)
Distributions	(1,270)	(1,007)	(1,965)	(1,941)
Conversion (1)	(753)	—	(753)	—
Total increase (decrease)	(248)	1,742	7,572	(1,902)
Assets under management, end of period	$62,393	$60,204	$62,393	$60,204
Average assets under management	$62,964	$58,717	$61,255	$58,944
_________________________

(1)	Represents a conversion of assets under management from certain institutional accounts to model-based portfolios. Model-based portfolios are currently excluded from assets under management.

Investment Performance at June 30, 2019
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

(2)
© 2019 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2019. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management at June 30, 2019 increased 3.6% to $62.4 billion from $60.2 billion at June 30, 2018. The increase was due to market appreciation of $6.8 billion, partially offset by net outflows of $251 million, distributions of $3.6 billion and a conversion of $753 million from certain institutional accounts to model-based portfolios. The conversion will have no effect on revenue. Model-based portfolios are currently excluded from assets under management. Net outflows included $872 million from global/international real estate and $593 million from large cap value (which is included in “Other” in the table on pages 26-27), partially offset by net inflows of $909 million into preferred securities and $458 into U.S. real estate. Market appreciation included $3.5 billion from U.S. real estate, $1.4 billion from global/international real estate and $1.0 billion from preferred securities. Distributions included $2.6 billion from U.S. real estate and $561 million from preferred securities. Average assets under management for the three months ended June 30, 2019 increased 7.2% to $63.0 billion from $58.7 billion for the three months ended June 30, 2018.

Institutional accounts
Assets under management in institutional accounts at June 30, 2019, which represented 43.7% of total assets under management, decreased 3.8% to $27.3 billion from $28.3 billion at June 30, 2018. The decrease was due to net outflows of $2.2 billion, distributions of $1.5 billion and the conversion of $753 million from certain institutional accounts to model-based portfolios, partially offset by market appreciation of $3.4 billion. Net outflows included $848 million from U.S. real estate, $842 million from global/international real estate and $565 million from large cap value (which is included in “Other” in the table on pages 26-27). Market appreciation included $1.5 billion from U.S. real estate and $1.2 billion from global/international real estate. Distributions included $1.4 billion from U.S. real estate. Average assets under management for institutional accounts for the three months ended June 30, 2019 increased 3.6% to $28.4 billion from $27.4 billion for the three months ended June 30, 2018.
Assets under management in institutional advisory accounts at June 30, 2019, which represented 51.7% of institutional assets under management, increased 16.1% to $14.1 billion from $12.1 billion at June 30, 2018. The increase was due to net inflows of $484 million and market appreciation of $1.5 billion. Net inflows included $417 million into preferred securities. Market appreciation included $519 million from global/international real estate, $398 million from U.S. real estate and $283 million from global listed infrastructure. Average assets under management for institutional advisory accounts for the three months ended June 30, 2019 increased 20.0% to $13.9 billion from $11.6 billion for the three months ended June 30, 2018.
Assets under management in Japan subadvised accounts at June 30, 2019, which represented 31.2% of institutional assets under management, decreased 13.6% to $8.5 billion from $9.8 billion at June 30, 2018. The decrease was due to net outflows of $1.1 billion and distributions of $1.5 billion, partially offset by market appreciation of $1.3 billion. Net outflows, market appreciation and distributions included $783 million, $1.0 billion and $1.4 billion, respectively, from U.S. real estate. Average assets under management for Japan subadvised accounts for the three months ended June 30, 2019 decreased 10.3% to $8.5 billion from $9.5 billion for the three months ended June 30, 2018.
Assets under management in institutional subadvised accounts excluding Japan at June 30, 2019, which represented 17.0% of institutional assets under management, decreased 26.5% to $4.6 billion from $6.3 billion at June 30, 2018. The decrease was due to net outflows of $1.6 billion and the conversion of $753 million from certain institutional accounts to model-based portfolios, partially offset by market appreciation of $688 million. Net outflows included $761 million from global/international real estate, $474 million from large cap value and $167 million from commodities (both included in "Other" in the table pages 26-27). Market appreciation included $444 million from global/international real estate and $138 million from global listed infrastructure. Average assets under management for institutional subadvised accounts excluding Japan for the three months ended June 30, 2019 decreased 5.3% to $6.0 billion from $6.3 billion for the three months ended June 30, 2018.
Open-end funds
Assets under management in open-end funds at June 30, 2019, which represented 41.2% of total assets under management, increased 12.6% to $25.7 billion from $22.8 billion at June 30, 2018. The increase was due to net inflows of $2.0 billion and market appreciation of $2.5 billion, partially offset by distributions of $1.6 billion. Net inflows included $1.3 billion into U.S. real estate. Market appreciation included $1.6 billion from U.S. real estate and $624 million from preferred securities. Distributions included $1.1 billion from U.S. real estate and $441 million from preferred securities. Average assets under management for open-end funds for the three months ended June 30, 2019 increased 12.9% to $25.2 billion from $22.3 billion for the three months ended June 30, 2018.
Closed-end funds
Assets under management in closed-end funds at June 30, 2019, which represented 15.1% of total assets under management, increased 4.1% to $9.4 billion from $9.1 billion at June 30, 2018. The increase was due to market appreciation of $884 million, partially offset by distributions of $509 million. Average assets under management for closed-end funds for the three months ended June 30, 2019 increased 4.2% to $9.3 billion from $9.0 billion for the three months ended June 30, 2018.

Summary of Operating Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2019	2018	2019	2018
U.S. GAAP
Revenue	$101,792	$94,410	$196,018	$188,874
Expenses	$63,688	$58,123	$122,479	$115,368
Operating income	$38,104	$36,287	$73,539	$73,506
Non-operating income (loss)	$4,536	$(778)	$19,446	$(977)
Net income attributable to common stockholders	$31,333	$29,959	$63,876	$57,545
Diluted earnings per share	$0.65	$0.63	$1.33	$1.22
Operating margin	37.4%	38.4%	37.5%	38.9%

As Adjusted (1)
Net income attributable to common stockholders	$29,682	$27,865	$57,106	$56,874
Diluted earnings per share	$0.62	$0.59	$1.19	$1.20
Operating margin	38.2%	38.7%	38.1%	39.6%
_________________________

(1)	The "As Adjusted" amounts represent non-GAAP financial measures. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenue

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Institutional accounts	$26,240	$24,766	$1,474	6.0%
Open-end funds	45,231	40,521	4,710	11.6%
Closed-end funds	20,002	19,133	869	4.5%
Investment advisory and administration fees	91,473	84,420	7,053	8.4%
Distribution and service fees	7,418	7,257	161	2.2%
Portfolio consulting and other	2,901	2,733	168	6.1%
Total revenue	$101,792	$94,410	$7,382	7.8%
Revenue for the three months ended June 30, 2019 increased 7.8% to $101.8 million from $94.4 million for the three months ended June 30, 2018, primarily attributable to higher investment advisory and administration fees of $7.1 million due to higher average assets under management in all three investment vehicles.
For the three months ended June 30, 2019:

•
Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 37.1 bps and 36.2 bps for the three months ended June 30, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 71.9 bps and 72.8 bps for the three months ended June 30, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.9 bps and 85.6 bps for the three months ended June 30, 2019 and 2018, respectively.

Expenses

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Employee compensation and benefits	$36,846	$32,506	$4,340	13.4%
Distribution and service fees	14,188	12,440	1,748	14.1%
General and administrative	11,539	11,972	(433)	(3.6)%
Depreciation and amortization	1,115	1,205	(90)	(7.5)%
Total expenses	$63,688	$58,123	$5,565	9.6%
Expenses for the three months ended June 30, 2019 increased 9.6% to $63.7 million from $58.1 million for the three months ended June 30, 2018, primarily due to higher employee compensation and benefits of $4.3 million as well as higher distribution and service fees expense of $1.7 million, partially offset by lower general and administrative expenses of $433,000.
Employee compensation and benefits for the three months ended June 30, 2019 increased 13.4% to $36.8 million from $32.5 million for the three months ended June 30, 2018, primarily due to higher incentive compensation of $2.0 million, higher amortization of restricted stock units of $1.0 million and higher salaries of approximately $518,000.
Distribution and service fees expense for the three months ended June 30, 2019 increased 14.1% to $14.2 million from $12.4 million for the three months ended June 30, 2018, primarily due to higher average assets under management in U.S. open-end funds as well as incremental revenue sharing and sub-transfer agent fees on certain assets by one of the Company's intermediaries.
General and administrative expenses for the three months ended June 30, 2019 decreased 3.6% to $11.5 million from $12.0 million for the three months ended June 30, 2018, primarily due to lower costs associated with hosted and sponsored conferences of approximately $342,000.
Operating Margin
Operating margin for the three months ended June 30, 2019 decreased to 37.4% from 38.4% for the three months ended June 30, 2018.
Non-operating Income (Loss)

	Three Months Ended
	June 30, 2019				June 30, 2018
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$1,013		$907	$1,920	$2,051		$835	$2,886
Gain (loss) from investments—net	1,874		—	1,874	(603)		—	(603)
Foreign currency gain (loss)—net	505		237	742	(4,016)		955	(3,061)
Total non-operating income (loss)	$3,392	(1)	$1,144	$4,536	$(2,568)	(1)	$1,790	$(778)
_________________________

(1)	Amounts included income of $1.3 million and loss of $4.4 million attributable to third-party interests for the three months ended June 30, 2019 and 2018, respectively.
Non-operating income for the three months ended June 30, 2019 was $4.5 million, compared with a non-operating loss of $778,000 for the three months ended June 30, 2018. For the three months ended June 30, 2019, the Company’s share of non-operating income from seed investments was $2.1 million, approximating a return of 3.0%. For the three months ended June 30, 2018, the Company’s share of non-operating income from seed investments was $1.8 million, approximating a return of 2.8%.

Income Taxes

	Three Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Income tax expense	$9,991	$9,940	$51	0.5%
Effective tax rate	24.2%	24.9%
The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by a benefit related to an adjustment to the Company's transition tax liability in connection with the Tax Cuts and Jobs Act (the Tax Act).
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenue

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Institutional accounts	$51,325	$49,971	$1,354	2.7%
Open-end funds	85,726	80,573	5,153	6.4%
Closed-end funds	39,054	38,310	744	1.9%
Investment advisory and administration fees	176,105	168,854	7,251	4.3%
Distribution and service fees	14,391	14,657	(266)	(1.8)%
Portfolio consulting and other	5,522	5,363	159	3.0%
Total revenue	$196,018	$188,874	$7,144	3.8%
Revenue for the six months ended June 30, 2019 increased 3.8% to $196.0 million from $188.9 million for the six months ended June 30, 2018, primarily attributable to higher investment advisory and administration fees of $7.3 million due to higher average assets under management in all three investment vehicles.
For the six months ended June 30, 2019:

•
Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 37.0 bps and 36.5 bps for the six months ended June 30, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 71.8 bps and 72.8 bps for the six months ended June 30, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 86.0 bps and 85.6 bps for the six months ended June 30, 2019 and 2018, respectively.

Expenses

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Employee compensation and benefits	$70,561	$63,662	$6,899	10.8%
Distribution and service fees	26,724	25,282	1,442	5.7%
General and administrative	22,977	24,157	(1,180)	(4.9)%
Depreciation and amortization	2,217	2,267	(50)	(2.2)%
Total expenses	$122,479	$115,368	$7,111	6.2%

Expenses for the six months ended June 30, 2019 increased 6.2% to $122.5 million from $115.4 million for the six months ended June 30, 2018, primarily due to higher employee compensation and benefits of $6.9 million as well as distribution and service fees expense of $1.4 million, partially offset by lower general and administrative expenses of $1.2 million.
Employee compensation and benefits for the six months ended June 30, 2019 increased 10.8% to $70.6 million from $63.7 million for the six months ended June 30, 2018, primarily due to higher incentive compensation of $2.5 million, higher amortization of restricted stock units of $1.8 million and higher salaries of $1.4 million.
Distribution and service fees expense for the six months ended June 30, 2019 increased 5.7% to $26.7 million from $25.3 million for the six months ended June 30, 2018, primarily due to higher average assets under management in U.S. open-end funds and incremental revenue sharing and sub-transfer agent fees on certain assets by one of the Company's intermediaries.
General and administrative expenses for the six months ended June 30, 2019 decreased 4.9% to $23.0 million from $24.2 million for the six months ended June 30, 2018, primarily due to lower costs associated with hosted and sponsored conferences of approximately $339,000. In addition, the six months ended June 30, 2018 included expenses of approximately $871,000 associated with the evaluation of a potential business transaction that the Company did not pursue.
Operating Margin
Operating margin for the six months ended June 30, 2019 decreased to 37.5% from 38.9% for the six months ended June 30, 2018.
Non-operating Income (Loss)

	Six Months Ended
	June 30, 2019				June 30, 2018
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$1,767		$1,694	$3,461	$3,279		$1,408	$4,687
Gain (loss) from investments—net	15,738		—	15,738	(5,105)		—	(5,105)
Foreign currency gain (loss)—net	553		(306)	247	(1,459)		900	(559)
Total non-operating income (loss)	$18,058	(1)	$1,388	$19,446	$(3,285)	(1)	$2,308	$(977)
_________________________

(1)	Amounts included income of $8.8 million and loss of $3.1 million attributable to third-party interests for the six months ended June 30, 2019 and 2018, respectively.
Non-operating income for the six months ended June 30, 2019 was $19.4 million, compared with a non-operating loss of $977,000 for the six months ended June 30, 2018. For the six months ended June 30, 2019, the Company’s share of non-operating income from seed investments was $9.3 million, approximating a return of 13.2%. For the six months ended June 30, 2018, the Company’s share of non-operating loss from seed investments was $233,000, approximating a return of (0.4)%.
Income Taxes

	Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Income tax expense	$20,359	$18,036	$2,323	12.9%
Effective tax rate	24.2%	23.9%
The effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by tax effects related to the delivery of restricted stock units. The effective tax rate for the six months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by tax effects related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability in connection with the Tax Act.

As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenue
Revenue, as adjusted, for the three months ended June 30, 2019 increased 8.0% to $101.8 million from $94.2 million for the three months ended June 30, 2018.
Revenue, as adjusted, excluded the impact of consolidation of certain of the Company's seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended June 30, 2019 increased 8.9% to $62.9 million from $57.8 million for the three months ended June 30, 2018.
Expenses, as adjusted, excluded the following:

•	The impact of consolidation of certain of the Company's seed investments for both periods; and

•	Amounts related to the accelerated vesting of certain restricted stock units for the three months ended June 30, 2019.
Operating Margin
Operating margin, as adjusted, for the three months ended June 30, 2019 was 38.2%, compared with 38.7% for the three months ended June 30, 2018.
Non-operating Income (Loss)
Non-operating income, as adjusted, for the three months ended June 30, 2019 was $877,000, compared with $837,000 for the three months ended June 30, 2018.
Non-operating income, as adjusted, excluded the following for both periods:

•	Results from the Company's seed investments; and

•	Net foreign currency exchange gains associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, was 25.3% for both the three months ended June 30, 2019 and 2018.
The effective tax rate, as adjusted, excluded the following:

•	Tax effects related to the Tax Act for the three months ended June 30, 2018;

•	Tax effects associated with non-GAAP adjustments for both periods; and

•	Tax effects related to the delivery of restricted stock units for both periods.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenue
Revenue, as adjusted, for the six months ended June 30, 2019 increased 3.7% to $195.7 million from $188.6 million for the six months ended June 30, 2018.
Revenue, as adjusted, excluded the impact of consolidation of certain of the Company's seed investments for both periods.
Expenses
Expenses, as adjusted, for the six months ended June 30, 2019 increased 6.3% to $121.1 million from $113.9 million for the six months ended June 30, 2018.
Expenses, as adjusted, excluded the following:

•	The impact of consolidation of certain of the Company's seed investments for both periods;

•	Amounts related to the accelerated vesting of certain restricted stock units for the six months ended June 30, 2019; and

•	Expenses incurred associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018.
Operating Margin
Operating margin, as adjusted, for the six months ended June 30, 2019 was 38.1%, compared with 39.6% for the six months ended June 30, 2018.
Non-operating Income (Loss)
Non-operating income, as adjusted, for the six months ended June 30, 2019 was $1.8 million, compared with $1.4 million for the six months ended June 30, 2018.
Non-operating income, as adjusted, excluded the following for both periods:

•	Results from the Company's seed investments; and

•	Net foreign currency exchange gains or losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, was 25.3% for both the six months ended June 30, 2019 and 2018.
The effective tax rate, as adjusted, excluded the following:

•	Tax effects related to the Tax Act for the six months ended June 30, 2018;

•	Tax effects associated with non-GAAP adjustments for both periods; and

•	Tax effects related to the delivery of restricted stock units for both periods.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2019		2018	2019	2018
Net income attributable to common stockholders, U.S. GAAP	$31,333		$29,959	$63,876	$57,545
Seed investments (1)	(1,819)		(1,669)	(8,835)	586
Accelerated vesting of restricted stock units	470		—	599	—
General and administrative (2)	—		—	—	871
Foreign currency exchange (gain) loss—net (3)	(267)		(953)	397	(953)
Tax adjustments (4)	(35)		528	1,069	(1,175)
Net income attributable to common stockholders, as adjusted	$29,682		$27,865	$57,106	$56,874

Diluted weighted average shares outstanding	48,175		47,311	47,942	47,237
Diluted earnings per share, U.S. GAAP	$0.65		$0.63	$1.33	$1.22
Seed investments (1)	(0.03)		(0.03)	(0.18)	0.01
Accelerated vesting of restricted stock units	0.01		—	0.01	—
General and administrative (2)	—		—	—	0.02
Foreign currency exchange (gain) loss—net (3)	(0.01)		(0.02)	0.01	(0.02)
Tax adjustments	—	*	0.01	0.02	(0.03)
Diluted earnings per share, as adjusted	$0.62		$0.59	$1.19	$1.20
_________________________

*	Amount rounds to less than $0.01 per share.

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.

(2)	Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018.

(3)	Represents net foreign currency exchange (gain) or loss associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

(4)	Tax adjustments are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Transition tax liability in connection with the Tax Act	$—	$(123)	$—	$(123)
Tax effect of non-GAAP adjustments	(33)	595	1,265	(105)
Delivery of restricted stock units	(2)	56	(196)	(947)
Total tax adjustments	$(35)	$528	$1,069	$(1,175)

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	2019	2018
Revenue, U.S. GAAP	$101,792	$94,410	$196,018	$188,874
Seed investments (1)	(40)	(194)	(320)	(245)
Revenue, as adjusted	$101,752	$94,216	$195,698	$188,629

Expenses, U.S. GAAP	$63,688	$58,123	$122,479	$115,368
Seed investments (1)	(297)	(347)	(793)	(598)
Accelerated vesting of restricted stock units	(470)	—	(599)	—
General and administrative (2)	—	—	—	(871)
Expenses, as adjusted	$62,921	$57,776	$121,087	$113,899

Operating income, U.S. GAAP	$38,104	$36,287	$73,539	$73,506
Seed investments (1)	257	153	473	353
Accelerated vesting of restricted stock units	470	—	599	—
General and administrative (2)	—	—	—	871
Operating income, as adjusted	$38,831	$36,440	$74,611	$74,730

Operating margin, U.S. GAAP	37.4%	38.4%	37.5%	38.9%
Operating margin, as adjusted	38.2%	38.7%	38.1%	39.6%
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)	Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018.
Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Non-operating income (loss), U.S. GAAP	$4,536	$(778)	$19,446	$(977)
Seed investments (1)	(3,392)	2,568	(18,058)	3,285
Foreign currency exchange (gain) loss—net (2)	(267)	(953)	397	(953)
Non-operating income (loss), as adjusted	$877	$837	$1,785	$1,355
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.

(2)	Represents net foreign currency exchange (gain) or loss associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

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
The table below summarizes net liquid assets:

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$102,109	$92,733
U.S. Treasury securities	49,949	49,748
Seed investments	66,332	70,757
Current assets	55,385	52,628
Current liabilities	(51,960)	(78,461)
Net liquid assets	$221,815	$187,405
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
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At June 30, 2019, institutional accounts comprised 49.0% of total accounts receivable, while open-end and closed-end funds, together, comprised 46.4% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at June 30, 2019, there were no amounts deemed to be uncollectible.
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

The table below summarizes cash flows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flow Data:
Net cash provided by (used in) operating activities	$45,907	$6,064
Net cash provided by (used in) investing activities	23,700	(4,182)
Net cash provided by (used in) financing activities	(60,647)	(818)
Net increase (decrease) in cash and cash equivalents	8,960	1,064
Effect of foreign exchange rate changes on cash and cash equivalents	416	(787)
Cash and cash equivalents, beginning of the period	92,733	193,452
Cash and cash equivalents, end of the period	$102,109	$193,729
Cash and cash equivalents increased by $9.0 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2019. Net cash provided by operating activities was $45.9 million for the six months ended June 30, 2019. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $23.7 million, which included $44.0 million of proceeds from the sale and maturities of investments, partially offset by $18.7 million of investment purchases. Net cash used in financing activities was $60.6 million, including dividends paid to stockholders of $34.0 million, distributions to redeemable noncontrolling interests of $32.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.4 million, partially offset by contributions from redeemable noncontrolling interests of $15.4 million.
Cash and cash equivalents increased $1.1 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2018. Net cash provided by operating activities was $6.1 million for the six months ended June 30, 2018. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $4.2 million, which included $7.3 million of investment purchases, including the seeding of three new track record accounts, partially offset by $4.9 million of proceeds from the sale of investments. Net cash used in financing activities was $818,000, including dividends paid to stockholders of $30.9 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.6 million and distributions to redeemable noncontrolling interests of $4.2 million, partially offset by contributions from redeemable noncontrolling interests of $44.5 million.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At June 30, 2019, we exceeded our minimum regulatory capital requirements by approximately $3.8 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In April 2019, the Company contributed an additional $2.0 million of capital to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At June 30, 2019, CSAL exceeded its minimum regulatory capital requirements by approximately $20.9 million.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At June 30, 2019, CSUK exceeded its aggregate minimum regulatory capital requirements by approximately $31.5 million.
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
On August 1, 2019, the Company declared a quarterly dividend on its common stock in the amount of $0.36 per share. This dividend will be payable on August 22, 2019 to stockholders of record at the close of business on August 12, 2019.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of June 30, 2019, we had funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at June 30, 2019.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at June 30, 2019:

(in thousands)	2019	2020	2021	2022	2023	2024 and after	Total
Operating leases	$6,193	$11,920	$11,171	$10,868	$10,841	$961	$51,954
Purchase obligations	1,519	2,202	572	82	—	—	4,375
Other liability	—	192	665	665	1,246	3,739	6,507
Total	$7,712	$14,314	$12,408	$11,615	$12,087	$4,700	$62,836
Operating Leases
Operating leases generally consist of noncancelable long-term leases for office space and certain information technology equipment.
Purchase Obligations
Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.
Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Act. This tax liability, which is payable over eight years on an interest-free basis, was included as part of income tax payable on our condensed consolidated statement of financial condition at June 30, 2019.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at June 30, 2019. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at June 30, 2019 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2019, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2019	—	$—	—	—
May 1 through May 31, 2019	124	$50.21	—	—
June 1 through June 30, 2019	494	$51.14	—	—
Total	618	$50.95	—	—
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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_________________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2019	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 6, 2019	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer