Form 10-Q
period 2019-09-30
COHEN & STEERS, INC.
filed 2019-11-12
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 2019 was 47,248,129.

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

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2019	December 31, 2018 (2)
ASSETS
Cash and cash equivalents	$128,328	$92,733
Investments ($80,492 and $136,113) (1)	168,331	224,932
Accounts receivable	65,614	50,381
Due from brokers ($3,677 and $11,187) (1)	3,677	14,240
Property and equipment—net	12,993	14,106
Operating lease right-of-use assets	40,833	48,488
Goodwill and intangible assets—net	19,261	19,751
Deferred income tax asset—net	7,119	7,200
Other assets ($4,061 and $2,604) (1)	13,548	9,208
Total assets	$459,704	$481,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$37,386	$43,685
Distribution and service fees payable	8,503	8,493
Operating lease liabilities	46,047	54,304
Income tax payable	20,154	18,663
Due to brokers ($1,633 and $4,422) (1)	1,633	5,121
Other liabilities and accrued expenses ($3,243 and $440) (1)	13,971	13,935
Total liabilities	127,694	144,201
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	53,109	114,192
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,575,034 and 51,818,186 shares issued at September 30, 2019 and December 31, 2018, respectively	527	518
Additional paid-in capital	625,822	602,272
Accumulated deficit	(163,500)	(208,404)
Accumulated other comprehensive loss, net of tax	(9,123)	(7,323)
Less: Treasury stock, at cost, 5,329,820 and 5,050,285 shares at September 30, 2019 and December 31, 2018, respectively	(174,825)	(164,417)
Total stockholders' equity	278,901	222,646
Total liabilities and stockholders' equity	$459,704	$481,039
_________________________

(1)
Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2019 and December 31, 2018 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

(2)
Certain amounts have been recast to reflect the Company's adoption of the new leasing accounting standard on January 1, 2019. Refer to Notes 2 and 12 for further discussion of the Company's recently adopted accounting pronouncements and leases, respectively.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue: (1)
Investment advisory and administration fees	$96,763	$90,352	$277,421	$263,452
Distribution and service fees	7,681	7,451	22,072	22,108
Other	521	528	1,490	1,645
Total revenue	104,965	98,331	300,983	287,205
Expenses:
Employee compensation and benefits	37,877	33,126	108,438	96,788
Distribution and service fees	14,142	13,210	40,866	38,492
General and administrative	11,713	11,634	34,690	35,791
Depreciation and amortization	1,100	1,138	3,317	3,405
Total expenses	64,832	59,108	187,311	174,476
Operating income (loss)	40,133	39,223	113,672	112,729
Non-operating income (loss):
Interest and dividend income—net	1,713	2,747	5,174	7,434
Gain (loss) from investments—net	4,472	413	20,210	(4,692)
Foreign currency gain (loss)—net	432	(2,113)	679	(2,672)
Total non-operating income (loss)	6,617	1,047	26,063	70
Income before provision for income taxes	46,750	40,270	139,735	112,799
Provision for income taxes	10,352	10,539	30,711	28,575
Net income	36,398	29,731	109,024	84,224
Less: Net (income) loss attributable to redeemable noncontrolling interests	(2,381)	1,059	(11,131)	4,111
Net income attributable to common stockholders	$34,017	$30,790	$97,893	$88,335

Earnings per share attributable to common stockholders:
Basic	$0.72	$0.66	$2.07	$1.89
Diluted	$0.70	$0.65	$2.03	$1.87
Dividends declared per share	$0.36	$0.33	$1.08	$0.99
Weighted average shares outstanding:
Basic	47,316	46,830	47,256	46,778
Diluted	48,412	47,524	48,118	47,327
_________________________

(1)	Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$36,398	$29,731	$109,024	$84,224
Less: Net (income) loss attributable to redeemable noncontrolling interests	(2,381)	1,059	(11,131)	4,111
Net income attributable to common stockholders	34,017	30,790	97,893	88,335
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1,900)	(300)	(1,800)	(1,377)
Total comprehensive income attributable to common stockholders	$32,117	$30,490	$96,093	$86,958

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2019
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2019	$526	$617,726	$(179,852)	$(7,223)	$(174,802)	$256,375	$38,104
Dividends ($0.36 per share)	—	—	(17,665)	—	—	(17,665)	—
Issuance of common stock	1	184	—	—	—	185	—
Repurchase of common stock	—	—	—	—	(23)	(23)	—
Issuance of restricted stock units	—	1,135	—	—	—	1,135	—
Amortization of restricted stock units	—	6,784	—	—	—	6,784	—
Forfeitures of restricted stock units	—	(7)	—	—	—	(7)	—
Net income (loss)	—	—	34,017	—	—	34,017	2,381
Other comprehensive income (loss), net of tax	—	—	—	(1,900)	—	(1,900)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	19,805
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(7,181)
September 30, 2019	$527	$625,822	$(163,500)	$(9,123)	$(174,825)	$278,901	$53,109

	Three Months Ended September 30, 2018
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2018	$518	$584,035	$(111,333)	$(5,843)	$(164,372)	$303,005	$84,995
Dividends ($0.33 per share)	—	—	(16,001)	—	—	(16,001)	—
Issuance of common stock	—	155	—	—	—	155	—
Repurchase of common stock	—	—	—	—	(45)	(45)	—
Issuance of restricted stock units	—	699	—	—	—	699	—
Amortization of restricted stock units	—	5,961	—	—	—	5,961	—
Forfeitures of restricted stock units	—	(23)	—	—	—	(23)	—
Net income (loss)	—	—	30,790	—	—	30,790	(1,059)
Other comprehensive income (loss), net of tax	—	—	—	(300)	—	(300)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	892
September 30, 2018	$518	$590,827	$(96,544)	$(6,143)	$(164,417)	$324,241	$84,828

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)—(Continued)
(in thousands, except per share data)

	Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2019	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192
Dividends ($1.08 per share)	—	—	(52,989)	—	—	(52,989)	—
Issuance of common stock	9	718	—	—	—	727	—
Repurchase of common stock	—	—	—	—	(10,408)	(10,408)	—
Issuance of restricted stock units	—	2,718	—	—	—	2,718	—
Amortization of restricted stock units	—	20,129	—	—	—	20,129	—
Forfeitures of restricted stock units	—	(15)	—	—	—	(15)	—
Net income (loss)	—	—	97,893	—	—	97,893	11,131
Other comprehensive income (loss), net of tax	—	—	—	(1,800)	—	(1,800)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	3,171
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(75,385)
September 30, 2019	$527	$625,822	$(163,500)	$(9,123)	$(174,825)	$278,901	$53,109

	Nine Months Ended September 30, 2018
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2018	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795
Cumulative-effect adjustment, net of tax, due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—
Dividends ($0.99 per share)	—		(48,002)	—	—	(48,002)	—
Issuance of common stock	7	592	—	—	—	599	—
Repurchase of common stock	—	—	—	—	(10,599)	(10,599)	—
Issuance of restricted stock units	—	2,133	—	—	—	2,133	—
Amortization of restricted stock units	—	17,647	—	—	—	17,647	—
Forfeitures of restricted stock units	—	(31)	—	—	—	(31)	—
Net income (loss)	—	—	88,335	—	—	88,335	(4,111)
Other comprehensive income (loss), net of tax	—	—	—	(1,377)	—	(1,377)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	41,144
September 30, 2018	$518	$590,827	$(96,544)	$(6,143)	$(164,417)	$324,241	$84,828

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018 (1)
Cash flows from operating activities:
Net income	$109,024	$84,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	21,019	18,156
Amortization of deferred commissions	736	1,265
Depreciation and amortization	3,317	3,405
Amortization of right-of-use assets	7,655	6,843
Amortization (accretion) of premium (discount) on held-to-maturity investments	(408)	(97)
(Gain) loss from investments—net	(20,210)	4,692
Deferred income taxes	108	(873)
Foreign currency (gain) loss	(40)	756
Changes in operating assets and liabilities:
Accounts receivable	(15,193)	(7,012)
Due from brokers	(945)	179
Deferred commissions	(1,067)	(799)
Investments within consolidated funds	(15,654)	(54,842)
Other assets	(3,525)	(2,165)
Accrued compensation	(6,299)	(9,651)
Distribution and service fees payable	10	2,289
Operating lease liabilities	(8,257)	(6,974)
Due to brokers	1,312	511
Income tax payable	1,491	(939)
Other liabilities and accrued expenses	704	355
Net cash provided by (used in) operating activities	73,778	39,323
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	34	37
Purchases of investments	(47,776)	(60,695)
Proceeds from sales and maturities of investments	70,460	11,144
Purchases of property and equipment	(2,197)	(2,504)
Net cash provided by (used in) investing activities	20,521	(52,018)
Cash flows from financing activities:
Issuance of common stock	619	509
Repurchase of common stock	(10,408)	(10,599)
Dividends to stockholders	(51,068)	(46,345)
Distributions to redeemable noncontrolling interests	(35,978)	(4,333)
Contributions from redeemable noncontrolling interests	39,149	45,477
Net cash provided by (used in) financing activities	(57,686)	(15,291)
Net increase (decrease) in cash and cash equivalents	36,613	(27,986)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,018)	(1,006)
Cash and cash equivalents, beginning of the period	92,733	193,452
Cash and cash equivalents, end of the period	$128,328	$164,460
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

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the nine months ended September 30, 2019 and 2018, the Company paid taxes, net of tax refunds, of approximately $29,098,000 and $30,344,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $1,921,000 and $1,657,000 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.
Effective September 1, 2019, the Company's proportionate ownership interest in the Cohen & Steers Preferred Securities and Income SMA Shares, Inc. (PISH) decreased. Accordingly, the Company deconsolidated the assets and liabilities of PISH resulting in a non-cash reduction of approximately $7,181,000 from investments and redeemable noncontrolling interests to remove amounts attributable to third-party investors in PISH.
Effective January 1, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred) decreased. Accordingly, the Company deconsolidated the assets and liabilities of SICAV Preferred resulting in a non-cash reduction of approximately $114,192,000 from investments and redeemable noncontrolling interests to remove amounts attributable to third-party investors in SICAV Preferred.
During the nine months ended September 30, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE) increased. Accordingly, the Company consolidated the assets and liabilities and the results of operations of SICAV GRE, resulting in a non-cash increase of approximately $45,988,000 to investments and redeemable noncontrolling interests to record amounts attributable to third-party investors in SICAV GRE.
During the nine months ended September 30, 2018, the Company's proportionate ownership interest in the Cohen & Steers Funds ICAV (ICAV), an Irish alternative investment fund, increased and, as a result, the Company consolidated the assets and liabilities and the results of operations of ICAV, resulting in a non-cash increase of approximately $6,411,000 to investments and redeemable noncontrolling interests to record amounts attributable to third-party investors in ICAV. ICAV was subsequently liquidated effective April 2019.

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
The adoption of the new leasing standard resulted in the following changes to the Company's condensed consolidated statement of financial condition as of December 31, 2018:

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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At September 30, 2019, the Company's investments were comprised of the following:

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
From time to time, the Company, including the affiliated funds consolidated by the Company, enters into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios, including options, futures and swaps contracts. Gains and losses on derivative contracts are recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. At September 30, 2019, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used an implied incremental borrowing rate based on the information available at lease commencement dates in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts, Company-sponsored open-end and closed-end funds as well as model-based portfolios. Investment advisory fees are earned pursuant to the terms of investment management agreements and are based on a contractual fee rate applied to the average assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of the Company's sponsored open-end funds distributed by CSS. Distribution and service fee revenue is earned daily and is generally recorded gross of any third-party distribution and service fee expense for applicable share classes.
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in a Company-sponsored open-end fund. Distribution fees represent variable consideration, as fees are based on average assets under management which fluctuate daily. For all periods presented, a portion of the distribution fee revenue recognized in the period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Service fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, shareholder servicing fees and intermediary assistance payments. Distribution and service fee expense is recorded on an accrual basis.
Distribution fees represent payments made to qualified intermediaries for (i) assistance in connection with the distribution of the Company's sponsored open-end funds' shares and (ii) for other expenses such as advertising, printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (Rule 12b-1). Distribution fees are based on the average daily net assets under management of certain share classes of certain of the funds.
Shareholder servicing fees represent payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. Shareholder servicing fee expense is generally based on the average assets under management or the number of accounts being serviced.
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
Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years at tax rates that are expected to apply in those years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years at tax rates that are expected to apply in those years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

tax rate for interim periods is based on the Company's best estimate of the effective tax rate expected to be applied to the full fiscal year.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(9,123,000) and $(7,323,000) at September 30, 2019 and December 31, 2018, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar held by certain foreign subsidiaries are included in non-operating income (loss) in the condensed consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by vehicle:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Client domicile:
North America	$90,674	$83,377	$258,384	$243,193
Japan	8,552	8,951	25,170	26,927
Asia excluding Japan	3,387	3,263	9,093	9,356
Europe, Middle East and Africa	2,352	2,740	8,336	7,729
Total	$104,965	$98,331	$300,983	$287,205

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Investment vehicle:
Open-end funds (1)	$56,220	$51,040	$158,680	$148,583
Closed-end funds	20,714	19,861	59,768	58,171
Institutional accounts	27,510	26,902	81,045	78,806
Other (2)	521	528	1,490	1,645
Total	$104,965	$98,331	$300,983	$287,205

________________________

(1)
Included distribution and service fees of $7.7 million and $7.5 million for the three months ended September 30, 2019 and 2018, respectively, and $22.1 million for both the nine months ended September 30, 2019 and 2018.

(2)	Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to open-end funds and institutional accounts.

4. Investments

The following table summarizes the Company's investments:

(in thousands)	September 30, 2019	December 31, 2018
Equity investments at fair value	$89,745	$66,795
Trading	17,730	108,363
Held-to-maturity (1)	49,722	49,748
Equity method	11,134	26
Total investments	$168,331	$224,932

_________________________

(1)
Held-to-maturity investments had a fair value of approximately $49.9 million and $49.8 million at September 30, 2019 and December 31, 2018, respectively. Original maturities ranged from 12 to 24 months at September 30, 2019 and 6 to 24 months at December 31, 2018.

The Company seeded two new funds during the nine months ended September 30, 2019 and one new fund during the nine months ended September 30, 2018.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes gain (loss)—net from investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net realized gains (losses)	$1,359	$(278)	$5,118	$(445)
Net unrealized gains (losses)	3,113	691	15,092	(4,247)
Gain (loss) from investments—net (1)	$4,472	$413	$20,210	$(4,692)
________________________
(1)    Included net income (loss) attributable to redeemable noncontrolling interests.
At September 30, 2019, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), SICAV GRE and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP). At December 31, 2018, the Company's consolidated VIEs included GLI SICAV, GRP-CIP, SICAV Preferred and SICAV RAP.
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	September 30, 2019
(in thousands)	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$6,770	$459	$50,891	$22,372	$80,492
Due from brokers	296	86	2,437	858	3,677
Other assets	75	—	931	3,055	4,061
Total assets	$7,141	$545	$54,259	$26,285	$88,230

Liabilities (1)
Due to brokers	$—	$—	$1,214	$419	$1,633
Other liabilities and accrued expenses	69	5	153	3,016	3,243
Total liabilities	$69	$5	$1,367	$3,435	$4,876

	December 31, 2018
(in thousands)	GLI SICAV	GRP-CIP	SICAV Preferred	SICAV RAP	Total
Assets (1)
Investments	$5,704	$550	$120,930	$8,929	$136,113
Due from brokers	49	103	10,868	167	11,187
Other assets	171	—	2,136	297	2,604
Total assets	$5,924	$653	$133,934	$9,393	$149,904

Liabilities (1)
Due to brokers	$—	$—	$4,398	$24	$4,422
Other liabilities and accrued expenses	74	5	212	149	440
Total liabilities	$74	$5	$4,610	$173	$4,862

_________________________

(1)	The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

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
The following tables present fair value measurements:

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Investments Carried at Amortized Cost	Total
Cash equivalents	$100,759	$—	$—	$—	$—	$100,759
Equity investments at fair value
Common stocks	$86,978	$209	$—	$—	$—	$87,187
Company-sponsored funds	136	—	—	—	—	136
Limited partnership interests	1,061	—	—	459	—	1,520
Preferred securities	662	109	—	—	—	771
Other	—	—	—	131	—	131
Total	$88,837	$318	$—	$590	$—	$89,745
Trading investments
Fixed income	$—	$17,730	$—	$—	$—	$17,730
Total	$—	$17,730	$—	$—	$—	$17,730
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,722	$49,722
Total	$—	$—	$—	$—	$49,722	$49,722
Equity method investments	$10,600	$—	$—	$534	$—	$11,134

Total investments	$99,437	$18,048	$—	$1,124	$49,722	$168,331

Derivatives - assets
Commodity futures contracts	$617	$—	$—	$—	$—	$617
Commodity swap contracts	—	174	—	—	—	174
Foreign exchange contracts	—	50	—	—	—	50
Total	$617	$224	$—	$—	$—	$841
Derivatives - liabilities
Commodity futures contracts	$477	$—	$—	$—	$—	$477
Foreign exchange contracts	—	93	—	—	—	93
Total	$477	$93	$—	$—	$—	$570

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:

•
Equity investments at fair value - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities, both of which are valued based on the NAVs of the underlying investments. At September 30, 2019 and December 31, 2018, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.

•
Equity method investments - includes the Company's partnership interests in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and the Cohen & Steers Global Realty Focus Fund (GRF). GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either September 30, 2019 or December 31, 2018. GRF was seeded in 2019 and invests in global real estate investment trusts and other publicly traded real estate companies. The Company's ownership interest was approximately 5.9% and the Company had the ability to redeem the investment in GRF with 15 days' notice at September 30, 2019. The Company's risk with respect to both investments is limited to its equity ownership interest and any uncollected management fees.

Held-to-maturity investments were comprised of U.S. Treasury securities, which were directly issued by the U.S. government, with original maturities of 12 to 24 months at September 30, 2019 and 6 to 24 months at December 31, 2018. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
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
The following table summarizes the changes in level 3 limited partnership interests in trading investments measured at fair value on a recurring basis:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Balance at beginning of the period	$—	$605
Purchases / contributions	—	—
Sales / distributions	—	(598)
Realized gains (losses)	—	(68)
Unrealized gains (losses)	—	61
Transfers into (out of) level 3	—	—
Balance at end of the period	$—	$—

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

6. Derivatives

The following tables summarize the notional amount and fair value of the derivative financial instruments. The notional amount represents the aggregate absolute value of all outstanding derivative contracts:

	As of September 30, 2019
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Commodity futures	$17,184	$617	$477
Commodity swap	8,907	174	—
Foreign exchange	16,589	50	93
Total		$841	$570

	As of December 31, 2018
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Commodity futures	$22,795	$486	$2,181
Commodity swap	8,761	739	—
Foreign exchange	10,996	—	205
Total		$1,225	$2,386

________________________
(1)    The fair value of the derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the
Company's condensed consolidated statements of financial condition.
Cash included in due from brokers of approximately $2,002,000 on the condensed consolidated statements of financial condition at December 31, 2018 was held as collateral for futures contracts. Investments of approximately $1,608,000 and $1,807,000 on the condensed consolidated statements of financial condition at September 30, 2019 and December 31, 2018, respectively, were held as collateral for futures contracts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Commodity futures	$(236)	$(186)	$505	$(193)
Commodity swap	211	—	(135)	—
Foreign exchange	198	414	162	805
Total (1)	$173	$228	$532	$612

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
There were no anti-dilutive common stock equivalents for either the three and nine months ended September 30, 2019 or 2018.
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$36,398	$29,731	$109,024	$84,224
Less: Net (income) loss attributable to redeemable noncontrolling interests	(2,381)	1,059	(11,131)	4,111
Net income attributable to common stockholders	$34,017	$30,790	$97,893	$88,335
Basic weighted average shares outstanding	47,316	46,830	47,256	46,778
Dilutive potential shares from restricted stock units	1,096	694	862	549
Diluted weighted average shares outstanding	48,412	47,524	48,118	47,327

Basic earnings per share attributable to common stockholders	$0.72	$0.66	$2.07	$1.89
Diluted earnings per share attributable to common stockholders	$0.70	$0.65	$2.03	$1.87

8. Income Taxes

The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2019 was approximately 23.3%, compared with 25.5% for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments. The effective tax rate for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by a benefit related to an adjustment to the Company's transition tax liability in connection with the Tax Act.
The effective tax rate for the nine months ended September 30, 2019 was approximately 23.9%, compared with 24.4% for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments and tax effects related to the delivery of restricted stock units. The effective tax rate for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by tax effects related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability in connection with the Tax Act.
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

9. Regulatory Requirements

CSS, a registered broker-dealer in the U.S., is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At September 30, 2019, CSS had net capital of approximately $3.3 million, which exceeded its requirement by approximately $3.1 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At September 30, 2019, CSAL had regulatory capital of approximately $7.0 million, which exceeded its minimum regulatory capital requirement by approximately $6.6 million. During the three months ended September 30, 2019, CSAL paid a dividend in the amount of approximately $17.5 million to its parent, Cohen & Steers Capital Management, Inc.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At September 30, 2019, CSUK had regulatory capital of approximately $35.5 million, which exceeded its minimum regulatory capital requirement by approximately $29.9 million.

10. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, affiliated funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Investment advisory and administration fees (1)	$68,224	$62,474	$193,329	$181,368
Distribution and service fees	7,681	7,451	22,072	22,108
Total	$75,905	$69,925	$215,401	$203,476

_________________________

(1)
Investment advisory and administration fees are reflected net of fund reimbursements of $3.2 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and $7.9 million and $6.4 million for the nine months ended September 30, 2019 and 2018, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds that are not consolidated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Proceeds from sales	$—	$3,053	$26,506	$10,782
Gross realized gains	—	28	32	28
Gross realized losses	—	(1)	(907)	(4,448)
Dividend income	1	102	31	369

Included in accounts receivable at September 30, 2019 and December 31, 2018 are receivables due from Company-sponsored funds of approximately $26,445,000 and $22,560,000, respectively. Included in accounts payable at September 30, 2019 and December 31, 2018 are payables due to Company-sponsored funds of approximately $813,000 and $845,000, respectively.

11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE), a portion of which is made through GRP-TE and the remainder of which is made through Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) for up to 12 years through the life of GRP-TE. As of September 30, 2019, the Company had funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and CRP-CIP invest. At September 30, 2019, the unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition.

12. Leases

The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's lease cost included in general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Operating lease cost	$2,882	$2,877	$8,643	$8,671

Supplemental cash flow information related to operating leases is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities	$3,080	$2,891	$9,246	$8,803
Right-of-use assets obtained in exchange for new lease liabilities	—	—	—	614

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Other information related to operating leases is summarized below:

	September 30, 2019	December 31, 2018
Weighted-average remaining lease term (years)	4	5
Weighted-average discount rate	2.8%	2.8%

The following table summarizes the maturities of lease liabilities at September 30, 2019 (in thousands):

Year Ending December 31,	Operating Leases
2019	$3,109
2020	11,907
2021	11,160
2022	10,858
2023	10,831
Thereafter	958
Total remaining undiscounted lease payments	48,823
Less: imputed interest	2,776
Total remaining discounted lease payments	$46,047

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
On November 7, 2019, the Company declared quarterly and special cash dividends on its common stock in the amount of $0.36 and $2.00 per share, respectively. The dividends will be payable on December 3, 2019 to stockholders of record at the close of business on November 18, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Hong Kong and Tokyo.
Our primary investment strategies include U.S. real estate securities, global/international real estate securities, global listed infrastructure, midstream energy, real assets multi-strategy, preferred securities, low duration preferred securities and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals, who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts, and subadvised portfolios.
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
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts, investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, addition or termination of client accounts, contributions or withdrawals from client accounts, foreign currency fluctuations, distributions and investor subscriptions or redemptions. This revenue is recognized over the period that the assets are managed.

Assets Under Management
By Investment Vehicle

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
Institutional Accounts
Assets under management, beginning of period	$29,602	$29,850	$27,148	$30,896
Inflows	1,158	383	2,962	1,878
Outflows	(646)	(884)	(4,007)	(2,433)
Net inflows (outflows)	512	(501)	(1,045)	(555)
Market appreciation (depreciation)	1,723	350	6,423	492
Distributions	(304)	(433)	(998)	(1,599)
Transfers	—	—	5	32
Total increase (decrease)	1,931	(584)	4,385	(1,630)
Assets under management, end of period	$31,533	$29,266	$31,533	$29,266
Percentage of total assets under management	44.5%	46.2%	44.5%	46.2%
Average assets under management	$30,515	$29,538	$29,975	$29,211

Open-end Funds
Assets under management, beginning of period	$27,563	$24,559	$22,295	$25,188
Inflows	2,794	2,000	8,896	6,654
Outflows	(2,178)	(1,575)	(5,707)	(6,102)
Net inflows (outflows)	616	425	3,189	552
Market appreciation (depreciation)	1,632	277	5,349	72
Distributions	(213)	(241)	(1,230)	(760)
Transfers	—	—	(5)	(32)
Total increase (decrease)	2,035	461	7,303	(168)
Assets under management, end of period	$29,598	$25,020	$29,598	$25,020
Percentage of total assets under management	41.8%	39.5%	41.8%	39.5%
Average assets under management	$28,548	$24,991	$26,767	$24,379

Closed-end Funds
Assets under management, beginning of period	$9,436	$9,061	$8,410	$9,406
Inflows	2	—	2	12
Outflows	—	—	—	—
Net inflows (outflows)	2	—	2	12
Market appreciation (depreciation)	396	151	1,676	50
Distributions	(127)	(128)	(381)	(384)
Total increase (decrease)	271	23	1,297	(322)
Assets under management, end of period	$9,707	$9,084	$9,707	$9,084
Percentage of total assets under management	13.7%	14.3%	13.7%	14.3%
Average assets under management	$9,580	$9,177	$9,301	$9,078

Total
Assets under management, beginning of period	$66,601	$63,470	$57,853	$65,490
Inflows	3,954	2,383	11,860	8,544
Outflows	(2,824)	(2,459)	(9,714)	(8,535)
Net inflows (outflows)	1,130	(76)	2,146	9
Market appreciation (depreciation)	3,751	778	13,448	614
Distributions	(644)	(802)	(2,609)	(2,743)
Total increase (decrease)	4,237	(100)	12,985	(2,120)
Assets under management, end of period	$70,838	$63,370	$70,838	$63,370
Average assets under management	$68,643	$63,706	$66,043	$62,668
_________________________

(1)	Prior period amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management - Institutional Accounts
By Account Type

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
Advisory
Assets under management, beginning of period	$14,099	$12,149	$12,065	$11,341
Inflows	$567	$303	$1,580	$1,242
Outflows	(126)	(155)	(1,104)	(366)
Net inflows (outflows)	441	148	476	876
Market appreciation (depreciation)	703	130	2,697	178
Transfers	—	—	5	32
Total increase (decrease)	1,144	278	3,178	1,086
Assets under management, end of period	$15,243	$12,427	$15,243	$12,427
Percentage of total assets under management	48.3%	42.5%	48.3%	42.5%
Average assets under management	$14,666	$12,303	$13,896	$11,695

Japan Subadvisory
Assets under management, beginning of period	$9,846	$11,074	$9,288	$12,672
Inflows	289	35	388	138
Outflows	(280)	(349)	(863)	(940)
Net inflows (outflows)	9	(314)	(475)	(802)
Market appreciation (depreciation)	754	145	2,490	201
Distributions	(304)	(433)	(998)	(1,599)
Total increase (decrease)	459	(602)	1,017	(2,200)
Assets under management, end of period	$10,305	$10,472	$10,305	$10,472
Percentage of total assets under management	32.7%	35.8%	32.7%	35.8%
Average assets under management	$10,009	$10,659	$9,893	$10,943

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,657	$6,627	$5,795	$6,883
Inflows	302	45	994	498
Outflows	(240)	(380)	(2,040)	(1,127)
Net inflows (outflows)	62	(335)	(1,046)	(629)
Market appreciation (depreciation)	266	75	1,236	113
Total increase (decrease)	328	(260)	190	(516)
Assets under management, end of period	$5,985	$6,367	$5,985	$6,367
Percentage of total assets under management	19.0%	21.8%	19.0%	21.8%
Average assets under management	$5,840	$6,576	$6,186	$6,573

Total Institutional Accounts
Assets under management, beginning of period	$29,602	$29,850	$27,148	$30,896
Inflows	1,158	383	2,962	1,878
Outflows	(646)	(884)	(4,007)	(2,433)
Net inflows (outflows)	512	(501)	(1,045)	(555)
Market appreciation (depreciation)	1,723	350	6,423	492
Distributions	(304)	(433)	(998)	(1,599)
Transfers	—	—	5	32
Total increase (decrease)	1,931	(584)	4,385	(1,630)
Assets under management, end of period	$31,533	$29,266	$31,533	$29,266
Average assets under management	$30,515	$29,538	$29,975	$29,211
_________________________

(1)	Prior period amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
U.S. Real Estate
Assets under management, beginning of period	$28,841	$27,425	$24,627	$29,241
Inflows	1,638	1,008	4,893	3,362
Outflows	(1,519)	(1,024)	(4,008)	(3,739)
Net inflows (outflows)	119	(16)	885	(377)
Market appreciation (depreciation)	2,436	383	7,335	497
Distributions	(413)	(575)	(1,885)	(1,985)
Transfers	(19)	(34)	2	(193)
Total increase (decrease)	2,123	(242)	6,337	(2,058)
Assets under management, end of period	$30,964	$27,183	$30,964	$27,183
Percentage of total assets under management	43.7%	42.9%	43.7%	42.9%
Average assets under management	$29,862	$27,406	$28,586	$26,798

Preferred Securities
Assets under management, beginning of period	$15,735	$14,228	$13,068	$14,435
Inflows	1,371	980	4,406	3,200
Outflows	(732)	(808)	(2,274)	(2,743)
Net inflows (outflows)	639	172	2,132	457
Market appreciation (depreciation)	510	138	1,966	(232)
Distributions	(154)	(142)	(436)	(423)
Transfers	19	34	19	193
Total increase (decrease)	1,014	202	3,681	(5)
Assets under management, end of period	$16,749	$14,430	$16,749	$14,430
Percentage of total assets under management	23.6%	22.8%	23.6%	22.8%
Average assets under management	$16,268	$14,382	$15,232	$14,330

Global/International Real Estate
Assets under management, beginning of period	$12,196	$11,853	$11,047	$11,194
Inflows	672	199	1,912	1,331
Outflows	(349)	(298)	(2,226)	(855)
Net inflows (outflows)	323	(99)	(314)	476
Market appreciation (depreciation)	638	94	2,502	294
Distributions	(16)	(25)	(94)	(141)
Total increase (decrease)	945	(30)	2,094	629
Assets under management, end of period	$13,141	$11,823	$13,141	$11,823
Percentage of total assets under management	18.6%	18.7%	18.6%	18.7%
Average assets under management	$12,633	$11,867	$12,532	$11,401
_________________________

(1)	Prior period amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy - continued

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
Global Listed Infrastructure
Assets under management, beginning of period	$7,544	$6,953	$6,517	$6,982
Inflows	212	93	494	465
Outflows	(92)	(77)	(414)	(287)
Net inflows (outflows)	120	16	80	178
Market appreciation (depreciation)	159	101	1,326	10
Distributions	(49)	(48)	(149)	(148)
Total increase (decrease)	230	69	1,257	40
Assets under management, end of period	$7,774	$7,022	$7,774	$7,022
Percentage of total assets under management	11.0%	11.1%	11.0%	11.1%
Average assets under management	$7,650	$7,065	$7,383	$6,956

Other
Assets under management, beginning of period	$2,285	$3,011	$2,594	$3,638
Inflows	61	103	155	186
Outflows	(132)	(252)	(792)	(911)
Net inflows (outflows)	(71)	(149)	(637)	(725)
Market appreciation (depreciation)	8	62	319	45
Distributions	(12)	(12)	(45)	(46)
Transfers	—	—	(21)	—
Total increase (decrease)	(75)	(99)	(384)	(726)
Assets under management, end of period	$2,210	$2,912	$2,210	$2,912
Percentage of total assets under management	3.1%	4.6%	3.1%	4.6%
Average assets under management	$2,230	$2,986	$2,310	$3,183

Total
Assets under management, beginning of period	$66,601	$63,470	$57,853	$65,490
Inflows	3,954	2,383	11,860	8,544
Outflows	(2,824)	(2,459)	(9,714)	(8,535)
Net inflows (outflows)	1,130	(76)	2,146	9
Market appreciation (depreciation)	3,751	778	13,448	614
Distributions	(644)	(802)	(2,609)	(2,743)
Total increase (decrease)	4,237	(100)	12,985	(2,120)
Assets under management, end of period	$70,838	$63,370	$70,838	$63,370
Average assets under management	$68,643	$63,706	$66,043	$62,668
_________________________

(1)	Prior period amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Investment Performance at September 30, 2019
_________________________

(1)
Past performance is no guarantee of future results. Outperformance is determined by comparing the annualized investment performance of each investment strategy to the performance of specified reference benchmarks. Investment performance in excess of the performance of the benchmark is considered outperformance. The investment performance calculation of each investment strategy is based on all active accounts and investment models pursuing similar investment objectives. For accounts, actual investment performance is measured gross of fees and net of withholding taxes. For investment models, for which actual investment performance does not exist, the investment performance of a composite of accounts pursuing comparable investment objectives is used as a proxy for actual investment performance. The performance of the specified reference benchmark for each account and investment model is measured net of withholding taxes, where applicable. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

(2)
© 2019 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2019. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Overview
Assets under management at September 30, 2019 increased 11.8% to $70.8 billion from $63.4 billion at September 30, 2018. The increase was due to net inflows of $954 million and market appreciation of $10.0 billion, partially offset by distributions of $3.5 billion. Net inflows included $1.5 billion into preferred securities and $593 million into U.S. real estate, partially offset by net outflows of $671 million from large cap value (which is included in “Other” in the table on page 27) and $483 million from global/international real estate. Market appreciation included $5.7 billion from U.S. real estate, $2.0 billion from global/international real estate and $1.4 billion from preferred securities. Distributions included $2.5 billion from U.S. real estate and $572 million from preferred securities. Average assets under management for the three months ended September 30, 2019 increased 7.7% to $68.6 billion from $63.7 billion for the three months ended September 30, 2018.

Institutional accounts
Assets under management in institutional accounts at September 30, 2019, which represented 44.5% of total assets under management, increased 7.7% to $31.5 billion from $29.3 billion at September 30, 2018. The increase was due to market appreciation of $4.9 billion, partially offset by net outflows of $1.2 billion and distributions of $1.4 billion. Net outflows included $514 million from large cap value (which is included in “Other” in the table on page 27) and $417 million from U.S. real estate. Market appreciation included $2.4 billion from U.S. real estate and $1.7 billion from global/international real estate. Distributions included $1.3 billion from U.S. real estate. Average assets under management for institutional accounts for the three months ended September 30, 2019 increased 3.3% to $30.5 billion from $29.5 billion for the three months ended September 30, 2018.
Assets under management in institutional advisory accounts at September 30, 2019, which represented 48.3% of institutional assets under management, increased 22.7% to $15.2 billion from $12.4 billion at September 30, 2018. The increase was due to net inflows of $777 million and market appreciation of $2.0 billion. Net inflows included $476 million into global/international real estate and $306 million into preferred securities. Market appreciation included $756 million from global/international real estate, $622 million from U.S. real estate and $325 million from global listed infrastructure. Average assets under management for institutional advisory accounts for the three months ended September 30, 2019 increased 19.2% to $14.7 billion from $12.3 billion for the three months ended September 30, 2018.
Assets under management in Japan subadvised accounts at September 30, 2019, which represented 32.7% of institutional assets under management, decreased 1.6% to $10.3 billion from $10.5 billion at September 30, 2018. The decrease was due to net outflows of $780 million and distributions of $1.4 billion, partially offset by market appreciation of $2.0 billion. Net outflows included $466 million from U.S. real estate and $170 million from global/international real estate. Market appreciation and distributions included $1.6 billion and $1.3 billion, respectively, from U.S. real estate. Average assets under management for Japan subadvised accounts for the three months ended September 30, 2019 decreased 6.1% to $10.0 billion from $10.7 billion for the three months ended September 30, 2018.
Assets under management in institutional subadvised accounts excluding Japan at September 30, 2019, which represented 19.0% of institutional assets under management, decreased 6.0% to $6.0 billion from $6.4 billion at September 30, 2018. The decrease was due to net outflows of $1.2 billion, partially offset by market appreciation of $850 million. Net outflows included $702 million from global/international real estate and $423 million from large cap value (which is included in "Other" in the table page 27). Market appreciation included $597 million from global/international real estate and $172 million from U.S. real estate. Average assets under management for institutional subadvised accounts excluding Japan for the three months ended September 30, 2019 decreased 11.2% to $5.8 billion from $6.6 billion for the three months ended September 30, 2018.
Open-end funds
Assets under management in open-end funds at September 30, 2019, which represented 41.8% of total assets under management, increased 18.3% to $29.6 billion from $25.0 billion at September 30, 2018. The increase was due to net inflows of $2.2 billion and market appreciation of $4.0 billion, partially offset by distributions of $1.6 billion. Net inflows included $1.3 billion into preferred securities and $1.0 billion into U.S. real estate. Market appreciation included $2.8 billion from U.S. real estate and $902 million from preferred securities. Distributions included $1.0 billion from U.S. real estate and $453 million from preferred securities. Average assets under management for open-end funds for the three months ended September 30, 2019 increased 14.2% to $28.5 billion from $25.0 billion for the three months ended September 30, 2018.
Closed-end funds
Assets under management in closed-end funds at September 30, 2019, which represented 13.7% of total assets under management, increased 6.9% to $9.7 billion from $9.1 billion at September 30, 2018. The increase was due to market appreciation of $1.1 billion, partially offset by distributions of $509 million. Average assets under management for closed-end funds for the three months ended September 30, 2019 increased 4.4% to $9.6 billion from $9.2 billion for the three months ended September 30, 2018.

Summary of Operating Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2019	2018	2019	2018
U.S. GAAP
Revenue	$104,965	$98,331	$300,983	$287,205
Expenses	$64,832	$59,108	$187,311	$174,476
Operating income	$40,133	$39,223	$113,672	$112,729
Non-operating income (loss)	$6,617	$1,047	$26,063	$70
Net income attributable to common stockholders	$34,017	$30,790	$97,893	$88,335
Diluted earnings per share	$0.70	$0.65	$2.03	$1.87
Operating margin	38.2%	39.9%	37.8%	39.3%

As Adjusted (1)
Net income attributable to common stockholders	$31,257	$30,272	$88,363	$87,146
Diluted earnings per share	$0.65	$0.64	$1.84	$1.84
Operating margin	38.8%	40.2%	38.4%	39.8%
_________________________

(1)	The "As Adjusted" amounts represent non-GAAP financial measures. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenue (1)

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Institutional accounts	$27,510	$26,902	$608	2.3%
Open-end funds	48,540	43,589	4,951	11.4%
Closed-end funds	20,713	19,861	852	4.3%
Investment advisory and administration fees	96,763	90,352	6,411	7.1%
Distribution and service fees	7,681	7,451	230	3.1%
Other	521	528	(7)	(1.3)%
Total revenue	$104,965	$98,331	$6,634	6.7%
_________________________

(1)	Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
Revenue for the three months ended September 30, 2019 increased 6.7% to $105.0 million from $98.3 million for the three months ended September 30, 2018, primarily attributable to higher investment advisory and administration fees of $6.4 million due to higher average assets under management in all three investment vehicles.
For the three months ended September 30, 2019:

•
Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 35.8 bps and 36.1 bps for the three months ended September 30, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.5 bps and 69.2 bps for the three months ended September 30, 2019 and 2018, respectively. The decrease in the annualized effective fee rate is primarily due to higher fund reimbursements, mainly related to the imposition of a cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.

•
Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.8 bps and 85.9 bps for the three months ended September 30, 2019 and 2018, respectively.

Expenses

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Employee compensation and benefits	$37,877	$33,126	$4,751	14.3%
Distribution and service fees	14,142	13,210	932	7.1%
General and administrative	11,713	11,634	79	0.7%
Depreciation and amortization	1,100	1,138	(38)	(3.3)%
Total expenses	$64,832	$59,108	$5,724	9.7%
Expenses for the three months ended September 30, 2019 increased 9.7% to $64.8 million from $59.1 million for the three months ended September 30, 2018, primarily due to higher employee compensation and benefits of $4.8 million as well as higher distribution and service fees expense of $932,000.
Employee compensation and benefits for the three months ended September 30, 2019 increased 14.3% to $37.9 million from $33.1 million for the three months ended September 30, 2018, primarily due to higher incentive compensation of $2.7 million, higher amortization of restricted stock units of $993,000 and higher salaries of approximately $251,000.
Distribution and service fees expense for the three months ended September 30, 2019 increased 7.1% to $14.1 million from $13.2 million for the three months ended September 30, 2018, primarily due to higher average assets under management in U.S. open-end funds.
Operating Margin
Operating margin for the three months ended September 30, 2019 decreased to 38.2% from 39.9% for the three months ended September 30, 2018.
Non-operating Income

	Three Months Ended
	September 30, 2019				September 30, 2018
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$691		$1,022	$1,713	$1,674		$1,073	$2,747
Gain (loss) from investments—net	4,472		—	4,472	413		—	413
Foreign currency gains (losses)—net	(945)		1,377	432	(2,339)		226	(2,113)
Total non-operating income (loss)	$4,218	(1)	$2,399	$6,617	$(252)	(1)	$1,299	$1,047
_________________________

(1)	Amounts included income of $2.4 million and loss of $1.1 million attributable to third-party interests for the three months ended September 30, 2019 and 2018, respectively.
Non-operating income for the three months ended September 30, 2019 was $6.6 million, compared with $1.0 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, the Company’s share of non-operating income from seed investments was $1.8 million, approximating a return of 2.7%. For the three months ended September 30, 2018, the Company’s share of non-operating income from seed investments was $807,000, approximating a return of 1.1%.

Income Taxes

	Three Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Income tax expense	$10,352	$10,539	$(187)	(1.8)%
Effective tax rate	23.3%	25.5%
The effective tax rate for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments. The effective tax rate for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenue (1)

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Institutional accounts	$81,045	$78,806	$2,239	2.8%
Open-end funds	136,609	126,474	10,135	8.0%
Closed-end funds	59,767	58,172	1,595	2.7%
Investment advisory and administration fees	277,421	263,452	13,969	5.3%
Distribution and service fees	22,072	22,108	(36)	(0.2)%
Other	1,490	1,645	(155)	(9.4)%
Total revenue	$300,983	$287,205	$13,778	4.8%
_________________________

(1)	Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
Revenue for the nine months ended September 30, 2019 increased 4.8% to $301.0 million from $287.2 million for the nine months ended September 30, 2018, primarily attributable to higher investment advisory and administration fees of $14.0 million due to higher average assets under management in all three investment vehicles.
For the nine months ended September 30, 2019:

•
Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.2 bps and 36.1 bps for the nine months ended September 30, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 68.2 bps and 69.4 bps for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the annualized effective fee rate is primarily due to higher fund reimbursements, mainly related to the imposition of a cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.

•
Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.9 bps and 85.7 bps for the nine months ended September 30, 2019 and 2018, respectively.

Expenses

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Employee compensation and benefits	$108,438	$96,788	$11,650	12.0%
Distribution and service fees	40,866	38,492	2,374	6.2%
General and administrative	34,690	35,791	(1,101)	(3.1)%
Depreciation and amortization	3,317	3,405	(88)	(2.6)%
Total expenses	$187,311	$174,476	$12,835	7.4%
Expenses for the nine months ended September 30, 2019 increased 7.4% to $187.3 million from $174.5 million for the nine months ended September 30, 2018, primarily due to higher employee compensation and benefits of $11.7 million as well as distribution and service fees expense of $2.4 million, partially offset by lower general and administrative expenses of $1.1 million.
Employee compensation and benefits for the nine months ended September 30, 2019 increased 12.0% to $108.4 million from $96.8 million for the nine months ended September 30, 2018, primarily due to higher incentive compensation of $5.2 million, higher amortization of restricted stock units of $2.8 million and higher salaries of $1.7 million.
Distribution and service fees expense for the nine months ended September 30, 2019 increased 6.2% to $40.9 million from $38.5 million for the nine months ended September 30, 2018, primarily due to higher average assets under management in U.S. open-end funds and incremental intermediary assistance payments and sub-transfer agent fees on certain assets by one of the Company's intermediaries, partially offset by the impact of redemptions from a higher cost intermediary.
General and administrative expenses for the nine months ended September 30, 2019 decreased 3.1% to $34.7 million from $35.8 million for the nine months ended September 30, 2018, primarily due to lower costs associated with hosted and sponsored conferences of approximately $462,000. In addition, the nine months ended September 30, 2018 included expenses of approximately $871,000 associated with the evaluation of a potential business transaction that the Company did not pursue.
Operating Margin
Operating margin for the nine months ended September 30, 2019 decreased to 37.8% from 39.3% for the nine months ended September 30, 2018.
Non-operating Income

	Nine Months Ended
	September 30, 2019				September 30, 2018
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$2,458		$2,716	$5,174	$4,953		$2,481	$7,434
Gain (loss) from investments—net	20,210		—	20,210	(4,692)		—	(4,692)
Foreign currency gains (losses)—net	(392)		1,071	679	(3,798)		1,126	(2,672)
Total non-operating income (loss)	$22,276	(1)	$3,787	$26,063	$(3,537)	(1)	$3,607	$70
_________________________

(1)	Amounts included income of $11.1 million and loss of $4.1 million attributable to third-party interests for the nine months ended September 30, 2019 and 2018, respectively.
Non-operating income for the nine months ended September 30, 2019 was $26.1 million, compared with $70,000 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the Company’s share of non-operating income from seed investments was $11.1 million, approximating a return of 16.0%. For the nine months ended September 30, 2018, the Company’s share of non-operating income from seed investments was $575,000, approximating a return of 0.8%.

Income Taxes

	Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Income tax expense	$30,711	$28,575	$2,136	7.5%
Effective tax rate	23.9%	24.4%
The effective tax rate for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments and tax effects related to the delivery of restricted stock units. The effective tax rate for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state, local and foreign taxes, partially offset by tax effects related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability in connection with the Tax Cuts and Jobs Act (the Tax Act).

As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenue
Revenue, as adjusted, for the three months ended September 30, 2019 was $104.9 million, compared with $98.2 million for the three months ended September 30, 2018.
Revenue, as adjusted, excluded the impact of consolidation of certain of the Company's seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended September 30, 2019 was $64.1 million, compared with $58.7 million for the three months ended September 30, 2018.
Expenses, as adjusted, excluded the following:

•	The impact of consolidation of certain of the Company's seed investments for both periods; and

•	Amounts related to the accelerated vesting of certain restricted stock units for the three months ended September 30, 2019.
Operating Margin
Operating margin, as adjusted, for the three months ended September 30, 2019 was 38.8%, compared with 40.2% for the three months ended September 30, 2018.
Non-operating Income
Non-operating income, as adjusted, was $1.1 million for both the three months ended September 30, 2019 and 2018.
Non-operating income, as adjusted, excluded the following for both periods:

•	Results from the Company's seed investments; and

•	Net foreign currency exchange gains associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, was 25.3% for both the three months ended September 30, 2019 and 2018.
The effective tax rate, as adjusted, excluded the tax effects associated with non-GAAP adjustments for both periods as well as certain discrete items for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenue
Revenue, as adjusted, for the nine months ended September 30, 2019 was $300.6 million, compared with $286.8 million for the nine months ended September 30, 2018.
Revenue, as adjusted, excluded the impact of consolidation of certain of the Company's seed investments for both periods.
Expenses
Expenses, as adjusted, for the nine months ended September 30, 2019 was $185.2 million, compared with $172.6 million for the nine months ended September 30, 2018.
Expenses, as adjusted, excluded the following:

•	The impact of consolidation of certain of the Company's seed investments for both periods;

•	Amounts related to the accelerated vesting of certain restricted stock units for the nine months ended September 30, 2019; and

•	Expenses incurred associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018.
Operating Margin
Operating margin, as adjusted, for the nine months ended September 30, 2019 was 38.4%, compared with 39.8% for the nine months ended September 30, 2018.
Non-operating Income
Non-operating income, as adjusted, for the nine months ended September 30, 2019 was $2.9 million, compared with $2.4 million for the nine months ended September 30, 2018.
Non-operating income, as adjusted, excluded the following for both periods:

•	Results from the Company's seed investments; and

•	Net foreign currency exchange gains associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, was 25.3% for both the nine months ended September 30, 2019 and 2018.
The effective tax rate, as adjusted, excluded the following:

•	Tax effects associated with non-GAAP adjustments as well as certain discrete items for both periods; and

•	Tax effects related to the Tax Act for the nine months ended September 30, 2018.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2019		2018	2019	2018
Net income attributable to common stockholders, U.S. GAAP	$34,017		$30,790	$97,893	$88,335
Seed investments (1)	(1,630)		(614)	(10,465)	(28)
Accelerated vesting of restricted stock units	387		—	986	—
General and administrative (2)	—		—	—	871
Foreign currency exchange (gains) losses—net (3)	(1,310)		(217)	(913)	(1,170)
Tax adjustments (4)	(207)		313	862	(862)
Net income attributable to common stockholders, as adjusted	$31,257		$30,272	$88,363	$87,146

Diluted weighted average shares outstanding	48,412		47,524	48,118	47,327
Diluted earnings per share, U.S. GAAP	$0.70		$0.65	$2.03	$1.87
Seed investments (1)	(0.03)		(0.01)	(0.21)	—	*
Accelerated vesting of restricted stock units	0.01		—	0.02	—
General and administrative (2)	—		—	—	0.02
Foreign currency exchange (gain) loss—net (3)	(0.03)		(0.01)	(0.02)	(0.03)
Tax adjustments	—	*	0.01	0.02	(0.02)
Diluted earnings per share, as adjusted	$0.65		$0.64	$1.84	$1.84
_________________________

*	Amounts round to less than $0.01 per share.

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.

(2)	Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018.

(3)	Represents net foreign currency exchange gains associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

(4)	Tax adjustments are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Transition tax liability in connection with the Tax Act	$—	$—	$—	$(123)
Tax effect of non-GAAP adjustments	(200)	313	1,065	208
Delivery of restricted stock units	(7)	—	(203)	(947)
Total tax adjustments	$(207)	$313	$862	$(862)

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	2019	2018
Revenue, U.S. GAAP	$104,965	$98,331	$300,983	$287,205
Seed investments (1)	(99)	(180)	(419)	(425)
Revenue, as adjusted	$104,866	$98,151	$300,564	$286,780

Expenses, U.S. GAAP	$64,832	$59,108	$187,311	$174,476
Seed investments (1)	(306)	(373)	(1,099)	(971)
Accelerated vesting of restricted stock units	(387)	—	(986)	—
General and administrative (2)	—	—	—	(871)
Expenses, as adjusted	$64,139	$58,735	$185,226	$172,634

Operating income, U.S. GAAP	$40,133	$39,223	$113,672	$112,729
Seed investments (1)	207	193	680	546
Accelerated vesting of restricted stock units	387	—	986	—
General and administrative (2)	—	—	—	871
Operating income, as adjusted	$40,727	$39,416	$115,338	$114,146

Operating margin, U.S. GAAP	38.2%	39.9%	37.8%	39.3%
Operating margin, as adjusted	38.8%	40.2%	38.4%	39.8%
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(2)	Represents expenses associated with the evaluation of a potential business transaction that the Company did not pursue in the first quarter of 2018.
Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Non-operating income (loss), U.S. GAAP	$6,617	$1,047	$26,063	$70
Seed investments (1)	(4,218)	252	(22,276)	3,537
Foreign currency exchange (gains) losses—net (2)	(1,310)	(217)	(913)	(1,170)
Non-operating income (loss), as adjusted	$1,089	$1,082	$2,874	$2,437
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.

(2)	Represents net foreign currency exchange gains associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

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
The table below summarizes net liquid assets:

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$128,328	$92,733
U.S. Treasury securities	49,722	49,748
Seed investments	68,114	70,757
Current assets	66,402	52,628
Current liabilities	(73,699)	(78,461)
Net liquid assets	$238,867	$187,405
Cash and cash equivalents
Cash and cash equivalents are on deposit with three major financial institutions and consist of short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and classified as held to maturity, with original maturities ranging from 12 to 24 months.
Seed investments
Seed investments are primarily comprised of Company-sponsored funds, securities held within the funds that we consolidate, and listed securities held for the purpose of establishing performance track records. Seed investments approximate fair value, are generally traded in active markets and can typically be liquidated within a normal settlement cycle. Seed investments are presented net of redeemable noncontrolling interests.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At September 30, 2019, institutional accounts comprised 57.1% of total accounts receivable, while open-end and closed-end funds, together, comprised 40.2% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at September 30, 2019, there was no allowance for uncollectible accounts.
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

The table below summarizes cash flows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flow Data:
Net cash provided by (used in) operating activities	$73,778	$39,323
Net cash provided by (used in) investing activities	20,521	(52,018)
Net cash provided by (used in) financing activities	(57,686)	(15,291)
Net increase (decrease) in cash and cash equivalents	36,613	(27,986)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,018)	(1,006)
Cash and cash equivalents, beginning of the period	92,733	193,452
Cash and cash equivalents, end of the period	$128,328	$164,460
Cash and cash equivalents increased by $36.6 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2019. Net cash provided by operating activities was $73.8 million for the nine months ended September 30, 2019. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $20.5 million, which included $70.5 million of proceeds from sales and maturities of investments, partially offset by $47.8 million of investment purchases. Net cash used in financing activities was $57.7 million, including dividends paid to stockholders of $51.1 million, distributions to redeemable noncontrolling interests of $36.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.4 million, partially offset by contributions from redeemable noncontrolling interests of $39.1 million.
Cash and cash equivalents decreased by $28.0 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2018. Net cash provided by operating activities was $39.3 million for the nine months ended September 30, 2018. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $52.0 million, which included $60.7 million of investment purchases, including the seeding of five new track record accounts and an investment of $49.5 million into U.S. treasury securities, partially offset by $11.1 million of proceeds from the sale of investments. Net cash used in financing activities was $15.3 million, including dividends paid to stockholders of $46.3 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.6 million and distributions to redeemable noncontrolling interests of $4.3 million, partially offset by contributions from redeemable noncontrolling interests of $45.5 million.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for our broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At September 30, 2019, we exceeded our minimum regulatory capital requirement by approximately $3.1 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At September 30, 2019, CSAL exceeded its minimum regulatory capital requirement by approximately $6.6 million. During the three months ended September 30, 2019, CSAL paid a dividend in the amount of approximately $17.5 million to its parent, Cohen & Steers Capital Management, Inc.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At September 30, 2019, CSUK exceeded its aggregate minimum regulatory capital requirement by approximately $29.9 million.
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
On November 7, 2019, the Company declared quarterly and special cash dividends on its common stock in the amount of $0.36 and $2.00 per share, respectively. The dividends will be payable on December 3, 2019 to stockholders of record at the close of business on November 18, 2019.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of September 30, 2019, we had funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at September 30, 2019.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at September 30, 2019:

(in thousands)	2019	2020	2021	2022	2023	2024 and after	Total
Operating leases	$3,109	$11,907	$11,160	$10,858	$10,831	$958	$48,823
Purchase obligations	746	2,260	572	82	—	—	3,660
Other liability	—	192	665	665	1,246	3,739	6,507
Total	$3,855	$14,359	$12,397	$11,605	$12,077	$4,697	$58,990
Operating Leases
Operating leases generally consist of noncancelable long-term leases for office space and certain information technology equipment.
Purchase Obligations
Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.
Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Act. This tax liability, which is payable over eight years on an interest-free basis, was included as part of income tax payable on our condensed consolidated statement of financial condition at September 30, 2019.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at September 30, 2019. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at September 30, 2019 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2019, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2019	—	$—	—	—
August 1 through August 31, 2019	342	$54.00	—	—
September 1 through September 30, 2019	92	$54.76	—	—
Total	434	$54.16	—	—
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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date:	November 12, 2019	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 12, 2019	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer