Form 10-K
period 2019-12-31
COHEN & STEERS, INC.
filed 2020-02-28
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2019
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

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2019 was approximately $1.2 billion. There is no non-voting common stock of the Registrant outstanding.
As of February 18, 2020, there were 47,756,099 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2020 annual meeting of stockholders scheduled to be held on May 7, 2020 are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, founded in 1986, is a global investment manager specializing in real assets and alternative income. Our specialties include real estate securities, listed infrastructure and natural resource equities, as well as preferred securities and other income solutions. Headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo we serve institutional and individual investors around the world.
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers Asia Limited (CSAL), Cohen & Steers UK Limited (CSUK), Cohen & Steers Japan Limited (CSJL) and Cohen & Steers Ireland Ltd. (CSIL). CNS and its subsidiaries are collectively referred to as the Company, we, us or our.
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts as well as investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from client accounts, foreign currency fluctuations and distributions. This revenue is recognized over the period that the assets are managed.
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
Advisory assets, which represent accounts for which we have been appointed as the investment manager, are included in our institutional account assets under management. As investment adviser, we are responsible to oversee certain daily operations and manage the assets in the account while adhering to the specified investment objectives.
Subadvisory assets, which generally represent commingled investment vehicles for which we have been appointed as a subadvisor by the investment manager of that investment vehicle, are also included in our institutional account assets under management. As subadvisor, we are responsible for managing all or a portion of the vehicle's investments, while the investment adviser oversees our performance as subadvisor; the vehicle sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions from the investment vehicle to its beneficial owners. Subadvisory assets also include assets of third parties for which we provide model portfolios. These assets generally represent commingled investment vehicles. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment requirements of that client as set forth in such client’s investment advisory agreement and investment guidelines. These investment advisory agreements are generally terminable at will with 30 days’ notice.
Open-end Funds
The U.S. and non-U.S. open-end funds that we sponsor and for which we serve as investment adviser offer and issue new shares continuously as assets are invested and redeem shares when assets are withdrawn. The share price for purchases and redemptions of shares of each of the open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund’s assets less liabilities, divided by the fund’s total shares outstanding.

The investment advisory fees that we receive from the U.S. and non-U.S. open-end funds that we sponsor and for which we serve as investment adviser vary based on each fund’s investment strategy, fees charged by other comparable funds and the market in which the fund is offered. In addition, we receive a separate fee for providing administrative services to certain open-end funds at a rate that is designed to reimburse us for the cost of providing these services. The monthly investment advisory fee and administration fee, if applicable, paid by the open-end funds are based on contractual fee rates applied to each fund’s average assets under management.
Our investment advisory and administration agreements with the U.S. registered open-end funds that we sponsor and for which we serve as investment adviser are generally terminable upon a vote of a majority of the fund’s board of directors on 60 days’ notice, and each investment advisory agreement, including the fees payable thereunder, is subject to annual approval by a majority of the directors of the fund’s board who are not "interested persons," as defined by the Investment Company Act of 1940 (the Investment Company Act), following the initial two-year term.
Our investment advisory and administration agreements with the non-U.S. open-end funds that we sponsor and for which we serve as investment adviser are generally terminable at will with 90 days’ notice.
Open-end funds also include assets of third parties for which we provide model portfolios. These assets generally represent commingled investment vehicles. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment requirements of that vehicle as set forth in such vehicle’s investment advisory agreement and investment guidelines. These investment advisory agreements are generally terminable at will with 30 days’ notice.
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
The investment advisory fees that we receive from the closed-end funds for which we serve as investment adviser vary based on each fund’s investment strategy, fees charged by other comparable funds and prevailing market conditions at the time each closed-end fund initially offered its shares to the public. In addition, we receive a separate fee for providing administration services to seven of the eight closed-end funds at a rate that is designed to reimburse us for the cost of providing these services. The closed-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a contractual fee rate applied to the fund’s average assets under management.
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
Our Investment Strategies
Each of our investment strategies is overseen by a specialist team, each of which is led by a portfolio manager, or a team of portfolio managers, supported by dedicated analysts. These personnel are located in our New York, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and has a well-defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements. These teams are subject to multiple levels of oversight and support from the President, Chief Investment Officer, Chief Administrative Officer-Investments, Investment Risk Committee, Investment Operating Committee and Legal and Compliance Department. Some of our strategies may involve multiple asset classes and are overseen by investment committees led by senior portfolio managers of our specialist teams.
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

U.S. Real Estate Securities include a wide range of strategies distinguished by concentration, risk profile and income objective, as well as thematic portfolios designed to provide targeted allocations to specific sectors within the investable real estate universe. Each strategy invests in a portfolio of common stocks and other securities issued by U.S. real estate companies, including real estate investment trusts (REITs) and similar REIT-like entities. These strategies are managed by our dedicated U.S. real estate securities investment team and draw on the broad expertise of our global real estate analysts and portfolio managers. Investment objectives include total return, capital appreciation and income.
Global Real Estate Securities include a wide range of strategies distinguished by geography, concentration, risk profile and income objective, designed to provide allocation exposure to listed real estate globally. Each strategy invests in a portfolio of common stocks and other securities issued by real estate companies, including REITs and similar REIT-like entities. These strategies draw on the expertise of our integrated global real estate securities investment team. Investment objectives include total return, capital appreciation and income.
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
Midstream Energy and MLPs invests in a diversified portfolio of energy-related master limited partnerships (MLPs) and securities of companies that derive at least 50% of their revenues or operating income from the exploration, production, gathering, transportation, processing, storage, refining, distribution or marketing of natural gas, natural gas liquids (including propane), crude oil, refined petroleum products, coal or and other energy resources. The investment objective is total return with a balance of capital appreciation and income.
Global Natural Resource Equities invests in companies involved in the production, extraction, or processing of commodities and natural resources. Specifically, the strategy invests in energy producers, metals and mining companies and agriculture-based businesses. The investment objective is total return.
Preferred Securities and Low Duration Preferred Securities invest in diversified portfolios of preferred and debt securities issued by U.S. and non-U.S. companies. The preferred securities are issued by banks, insurance companies, REITs and other diversified financial institutions as well as utility, energy, pipeline and telecommunications companies. A consistent investment process underlies both our total return preferred securities strategy and our low duration preferred securities strategy, which seeks income and capital preservation.
In addition, we offer variations on these strategies that may combine multiple strategies in a single portfolio. Individual portfolios may be customized to comply with client-specific guidelines, benchmarks or risk profiles. Strategies offered in closed-end funds typically use leverage.
Our Distribution Network
Our distribution network encompasses two major channels in the asset management industry. Our Wealth channel covers sophisticated financial intermediaries, including national and regional brokerage firms, registered investment advisers, and bank trusts. The U.S. registered open-end funds for which we serve as investment adviser are available for purchase with and without commissions through full service and discount broker-dealers as well as the significant networks serving financial advisers. Our institutional channel includes corporate, public defined benefit plans, public defined contribution pension plans and Taft-Hartley trusts, endowments and foundations, sovereign wealth funds, healthcare, insurance companies as well as other financial institutions that access our investment management services directly, through consultants or through other intermediaries.
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
Our direct competitors in wealth management are other fund and exchange-traded-fund (ETF) sponsors, including large nationally recognized investment management firms that have more diverse product offerings and smaller boutique firms that specialize in particular asset classes. We also compete against managers that manage separate-account portfolios for high-net-

worth clients. In the institutional channel, we compete with several investment managers offering similar products and services, from boutique establishments to major commercial and investment banks.
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
As interest in real assets continues to increase, we may face increased competition from other managers that are competing for the same client base that we target and serve. Financial intermediaries that offer our products to their clients may also offer competing products. Many of our competitors have greater brand name recognition and more extensive client bases than we do, which could be to our disadvantage. In addition, our larger competitors have more resources and may have more capacity to expand their product offerings and distribution channels and capture market share through ongoing business relationships and extensive marketing efforts. However, compared to our larger competitors, we may be able to grow our business at a faster rate from a relatively smaller asset base and shift resources in response to changing market conditions more quickly.
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
CSCM, a New York-based subsidiary, is a registered investment adviser with the U.S. Securities and Exchange Commission (the SEC) and is an approved investment manager with the Luxembourg Commission de Surveillance du Secteur Financier (the CSSF), the Irish Financial Services Regulatory Authority (the IFSRA) and the Korean Financial Services Commission. CSCM has also obtained exemptions from registration that allow it to provide investment management services to institutions in Australia and Canada. CSCM is a registered commodity trading adviser and a registered commodity pool operator with the Commodities Futures Trading Commission (the CFTC) and is a member of the National Futures Association (the NFA), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps, and various other financial instruments in which certain of the Company’s clients may invest.
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

CSJL, our Japan-based subsidiary, is a financial instruments operator (discretionary investment management and investment advisory and agency) registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. CSJL supports the marketing, client service and business development activities of the Company and may serve as an intermediary for investment products managed by other affiliates.
CSIL, our Irish subsidiary, is an Irish registered company. We have applied for a license to conduct regulated business in Ireland.
CSS, a New York-based subsidiary, is a registered broker-dealer regulated by the SEC, the Financial Industry Regulatory Authority and other federal and state agencies. CSS is subject to regulations governing, among other things, sales practices, capital structure and recordkeeping. CSS is also subject to the SEC’s net capital rule, which specifies minimum net capital levels for registered broker-dealers and is designed to enforce minimum standards for the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to withdraw capital and receive dividends from CSS.
Because of the global and integrated nature of our business, regulation applicable to an affiliate in one jurisdiction may affect the operation of affiliates in others or require compliance at a group level.
Employees
As of December 31, 2019, we had 328 full-time employees.
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

Item 1A. Risk Factors
Risks Related to our Business
A significant portion of our revenue for 2019 was derived from a single institutional client.
As of December 31, 2019, our largest institutional client, Daiwa Asset Management, which held most of its assets in U.S. REIT strategies in Japan subadvisory, represented approximately 7.8% of our total revenue for 2019. Approximately 31.9% of the institutional account assets we managed, and approximately 14.0% of our total assets under management were derived from this client. Investor demand for the products we subadvise for this client can be affected by, among other things, changes in the distributions paid by those products, the strength of the Japanese yen compared to the currencies in which the assets held in those products are denominated, and the market and regulatory environment in the Japanese mutual fund market. Changes in the distribution rates could decrease investor demand for these products, resulting in outflows of assets which would negatively impact our revenue and adversely affect our financial condition.
A decline in the absolute or relative performance of real estate securities would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2019, approximately 61.7% of the assets we managed were concentrated in real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect investment performance. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. Income and real estate values may be adversely affected by, among other things, unfavorable changes to tax laws and other laws and regulations applicable to real estate securities, the cost of compliance with applicable laws and regulations, interest rates, the availability of financing, the creditworthiness of tenants, and the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions. If the underlying properties do not generate sufficient income to pay for ongoing operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance of real estate securities would have an adverse effect on the assets we manage and reduce the fees we earn and our revenue.
Our growth and the execution of our real estate investment strategy may be constrained by the size and number of real estate securities issuers, as well as REIT ownership restrictions.
Investments in real estate securities continue to play an important role in our overall investment strategy. Our ability to fully utilize our investment capacity and continue to increase our ownership of real estate securities depends, in part, on growth in the size and number of issuers in the real estate securities market, particularly in the U.S. Limited growth, or any consolidation activity in the real estate sector, could limit or reduce the number of investment opportunities otherwise available to us. In addition, increased competition for investment opportunities due to large amounts of available capital dedicated to real estate strategies, or a real or perceived trend towards merger and acquisition activity in the sector, could affect real estate valuations and prices. A limited number of investment targets could adversely impact our ability to make new investments based on fundamental valuations or at all, impair the full utilization of our overall investment capacity, and otherwise negatively affect our investment strategy.
Our ability to increase our ownership, or maintain existing levels of ownership, may also be constrained by REIT ownership limits, which limit the percentage ownership of a REIT’s outstanding capital stock, common stock, and/or preferred stock. REIT charters generally grant a REIT the right to unilaterally reduce any ownership amount that it deems to be in violation of its ownership limits. Such charters do not typically provide for the elimination of such right even in the event a REIT has previously provided waivers from such limits or acknowledgements that ownership levels do not violate such limits. To the extent these ownership restrictions prevent us from acquiring new or additional real estate securities, or force us to reduce existing ownership amounts, our revenue and our ability to invest available assets and increase the assets we manage could be negatively affected.
Seed investments made to support the launch of new strategies and products may expose us to potential losses on invested capital.
Our success is partially dependent on our ability to develop, launch, market and manage new investment strategies and products. New investment strategies and products require an initial cash investment, time and sufficient resources as well as ongoing marketing and other support, including potential subsidies of operating expenses.

From time to time, we support the launch of new investment strategies and products by making seed investments in those strategies and products. Numerous risks and uncertainties are associated with all stages of the seed investment product life cycle, including investment performance, market risks, shifting client or market preferences, the introduction of competing products and compliance with regulatory requirements. Seed investments in new strategies and products utilize capital that would otherwise be available for other corporate purposes and expose us to potential capital losses, against which we may not hedge. To the extent we realize losses on our seed investments, our earnings and financial condition may be adversely impacted.
Regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions and subject to best execution, we receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers. As a result of regulations in the European Union, we previously determined to eliminate the use of commission credits to pay for research and eligible services for accounts within the scope of MiFID II. Our operating expenses increased due to the decision to pay for research and eligible services for these accounts.
Depending on the evolution of market practices and regulatory developments, we may elect to pay for research and expenses globally, subject to applicable SEC regulations, to conform to market practices, which would further increase our operating expenses.
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
Our actively managed investment strategies compete not only against other active strategies but also against similarly positioned passive strategies. The continuing shift in market demand toward index funds and other passive strategies reduces opportunities for active managers and may accelerate fee compression. In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain clients. In order to maintain our current fee structure in a competitive environment, we must be able to provide clients with investment returns and service commensurate with the level of fees we charge. To the extent current or potential clients decide to invest in products sponsored by our competitors, the sales of our products as well as our market share, revenue and net income could decline.
The inability to access clients through third-party intermediaries could have a material adverse effect on our business.
In recent years, a significant portion of the growth in the assets we manage has been from assets attributable to the distribution of our products through third-party intermediaries. Our ability to distribute our products is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, investment advisory firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing investment products that could limit the distribution of our products. In addition, our separate account business, subadvisory and model delivery services depend in part on recommendations by consultants, financial planners and other professional advisors, as well as our existing clients.
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

Our growth could be adversely affected if we are unable to manage the costs associated with the expansion of our business.
Our growth strategy continues to involve diversifying our investment management business to include products and services outside of investments in real estate securities. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, including global listed infrastructure and midstream energy, and have expanded our geographical presence and capabilities as well as product and service offerings outside the U.S. As a result, our fixed costs and other expenses have increased to support the development of new strategies and products, to expand the availability and marketability of our existing strategies and products, to grow our potential client base, and to enhance our infrastructure, including additional office space, technology and personnel. The success of our business strategy and future growth is contingent upon our ability to continue to support the development of new strategies and products, to expand the availability of our existing strategies and products, and our ability to successfully manage multiple offices and navigate legal and regulatory systems both domestically and internationally. The cost of adequately supporting such growth and initiatives will have an effect on our operating margin and other financial results.
Our clients may withdraw or reduce the amount of assets we manage or otherwise change the terms of our relationship, which could have an adverse impact on our revenue.
Our institutional clients, and firms with which we have strategic alliances, may terminate their relationship with us, reduce the amount of assets we manage, shift their assets to other types of accounts with different fee structures, or renegotiate the fees we charge them for any number of reasons, including investment performance, redemptions by beneficial owners of funds we manage or subadvise, actual or perceived competition between the accounts we subadvise and our proprietary investment products, changes in the key members of an investment team, changes in prevailing interest rates and financial market performance. Certain investors in the funds we manage hold their shares indirectly through platforms sponsored by financial institutions that have the authority to make investment and asset allocation decisions on behalf of such investors. Decisions by investors to redeem assets may require selling investments at a disadvantageous time or price, which could negatively affect the amount of our assets under management or our ability to continue to pursue certain investment strategies. In a declining market or in conditions of poor relative or absolute performance, the pace of redemptions and withdrawals and the loss of institutional and individual separate account clients could accelerate. The occurrence of any of these events could have a material adverse effect on our revenue.
Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to approximately $2.2 billion as of December 31, 2019. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidating investments during adverse market conditions would reduce the Company’s assets under management and revenue.
We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.
Our business is dependent on the effectiveness of our information and cyber security policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our employees and clients’ portfolios as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of our assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats is constantly evolving and becoming increasingly sophisticated. Although we take precautions to password protect and encrypt our employees’ mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. While, to date, we have not had a significant cyber security breach or attack that has had a material impact on our operations, there can be no assurance that our efforts to maintain the security and integrity of our information technology systems will be effective in the future.

Breach or other failure of our technology systems, including those of third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory penalties and litigation costs resulting from the incident. In addition, our increased use of mobile and cloud technologies could increase these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information. Moreover, loss of confidential client information could harm our reputation, result in the termination of contracts by our existing clients and subject us to litigation or liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. We maintain a cyber insurance policy to help mitigate against any potential losses relating to information security breaches. However, such insurance may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policy, we may be required to pay a substantial amount to satisfy such successful claim.
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
Our Chairman and a member of his family beneficially owned or controlled approximately 20.6% of our common stock as of December 31, 2019. In addition, our Chief Executive Officer and a member of his family beneficially owned or controlled approximately 24.8% of our common stock as of December 31, 2019. Such levels of ownership or control create the ability to meaningfully influence, among other things:

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
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our Chairman and our Chief Executive Officer, together with certain of their respective family members, beneficially owned or controlled 9,749,328 shares and 11,734,949 shares, respectively, of our common stock as of December 31, 2019. Any of such persons may sell shares of our common stock in the open market, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
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
We operate in a highly regulated industry and are subject to new regulations and revisions to, and evolving interpretations of, existing regulations in the U.S. and internationally. In recent years, regulators in the U.S. and abroad have increased oversight of the financial services industry, which may result in regulation that increases the Company’s cost of conducting its business and maintaining its global compliance standards or limit or change the Company’s current or prospective business.
U.S. regulatory agencies have proposed and adopted multiple regulations that could impact the mutual fund industry. The SEC’s final rules and amendments that modernize reporting and disclosure and the implementation of a liquidity risk management program, along with other potential new regulations such as standardized fiduciary rules, could restrict the funds we manage from engaging in certain transactions, impact flows, increase expenses as well as compliance costs.
In Europe, rules and regulations under MiFID II and MiFIR became effective on January 3, 2018. These have had, and will continue to have, direct and indirect effects on our operations in Europe, including increased costs for investment research and increased compliance, disclosure, reporting, and other obligations.
There has been an increase in data and privacy regulations globally. In May 2018, the European Union’s General Data Protection Regulation (GDPR) became effective. The primary objectives of GDPR are to give individuals control of their personal data and to simplify the regulatory environment by unifying data protection regulation in the European Union. This has required us to extensively review our global data processing systems and procedures to comply with GDRP’s stringent rules. Compliance under GDPR has resulted in higher costs for increased disclosure and other obligations. Failure to comply with GDPR could result in fines up to the higher of 20 million euros or 4% of annual global revenues. Additionally, U.S. state data breach and privacy legislation, including the California Consumer Privacy Act, have come into effect requiring us to comply with stringent requirements, and we expect that there will be further regulation and legislation that will come into effect in the near future that will require us to comprehensively review our systems and processes and may result in additional costs.
The U.K.’s exit from the European Union on January 31, 2020 (referred to as Brexit) may disrupt our business operations and impact our reported financial results as well as the liquidity and value of our investments. Brexit has caused significant geo-political and legal uncertainty and market volatility in the U.K. and elsewhere, which has continued during the Brexit negotiation process. CSUK’s ability to market and provide its services or serve as a distributor of financial products within the European Union could be restricted temporarily or in the long term as a result of Brexit. Our contingency plans for Brexit require the cooperation of counterparties or a regulator of financial services to make timely arrangements. While we believe it is in the best interests of counterparties and regulators to cooperate, we cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses have increased as we implement our plan to continue to market and provide our services and distribute our products in the short and/or long term.
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
The U.S. federal income tax treatment of certain of our funds depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. U.S. federal income tax rules are constantly under review by the IRS and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. Recent and ongoing changes to U.S. federal income tax laws and interpretations thereof could cause us to change our investments and commitments, affect the tax considerations of an investment in us and our funds and change the character or treatment of portions of our income. In addition, the Company may be required to make certain assumptions when electing a particular tax treatment. It is possible that the IRS could assert successfully that the assumptions made by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury Regulations and could require items of income, gain, deduction, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects us and our clients.

Item 1B. Unresolved Staff Comments
The Company has no unresolved SEC staff comments.
Item 2. Properties
Our principal executive office is located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in London, Dublin, Hong Kong and Tokyo.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS”. As of February 18, 2020, there were 33 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners.
Payment of any dividends to our common stockholders is subject to the approval of our Board of Directors. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors deemed relevant. On February 20, 2020, we declared a quarterly cash dividend on our common stock in the amount of $0.39 per share.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2019, we did not make any purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.
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
Selected Consolidated Financial and Other Data

(in thousands, except per share data)	As of and For the Years Ended December 31,
	2019		2018		2017		2016		2015
Consolidated Statements of Operations
Total revenue	$410,830		$381,111		$378,696	(1)	$351,497	(1)	$328,655
Total expenses	250,696		234,073		223,950	(1)	215,986	(1)	201,106
Operating income	160,134		147,038		154,746		135,511		127,549
Total non-operating income (loss)	27,415		(3,259)		5,654		7,892		(14,805)	(2)
Income before provision for income taxes	187,549		143,779		160,400		143,403		112,744
Provision for income taxes	40,565	(3)	34,257	(3)	67,914		50,593		48,407
Net income	146,984		109,522		92,486		92,810		64,337
Less: Net (income) loss attributable to redeemable noncontrolling interests	(12,363)		4,374		(547)		126		214
Net income attributable to common stockholders	$134,621		$113,896		$91,939		$92,936		$64,551

Earnings per share attributable to common stockholders
Basic	$2.85		$2.43		$1.98		$2.02		$1.42
Diluted	$2.79		$2.40		$1.96		$2.00		$1.41

Cash dividends declared per share
Quarterly	$1.44		$1.32		$1.12		$1.04		$1.00
Special	$2.00		$2.50		$1.00		$0.50		$0.50
Consolidated Statements of Financial Condition
Cash and cash equivalents	$101,352		$92,733		$193,452		$183,234		$142,728
Investments	155,213		224,932		108,106		54,544		71,334
Total assets	402,419		481,039		410,125		333,728		305,322
Total liabilities	135,304		144,201		86,794		67,061		62,212
Redeemable noncontrolling interests	53,412		114,192		47,795		853		11,334
Total stockholders’ equity	213,703		222,646		275,536		265,814		231,776

Other Data (in millions)
Assets under management (AUM) by investment vehicle: (4)
Institutional accounts	$31,813		$27,148		$30,896		$29,848		$27,253
Open-end funds	30,725		22,295		25,188		21,177		18,696
Closed-end funds	9,644		8,410		9,406		8,963		9,029
Total AUM	$72,182		$57,853		$65,490		$59,988		$54,978

_________________________
(1) Amounts have been recast to reflect the Company’s adoption of the new revenue recognition accounting standard on January 1, 2018. See Notes 2 and 3 of the consolidated financial statements for further discussion of the Company's recently adopted accounting pronouncements and revenue, respectively.
(2) Includes $8.2 million of unrealized losses related to the reclassification of one of the Company’s seed investments from available-for-sale to equity method and a $2.8 million other-than-temporary impairment.
(3) Amount reflects the lower U.S. federal statutory tax rate of 21.0% due to the Tax Cuts and Jobs Act.
(4) Prior period amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

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
Executive Overview
We are a global investment manager specializing in real assets and alternative income. Our specialties include real estate securities, listed infrastructure and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo.
Our primary investment strategies include U.S. real estate securities, global/international real estate securities, global listed infrastructure, midstream energy and MLPs, real assets multi-strategy, preferred securities, low duration preferred securities and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts, and subadvised portfolios.
Our distribution network encompasses two major channels in the asset management industry. Our Wealth channel covers sophisticated financial intermediaries, including national and regional brokerage firms, registered investment advisers, and bank trusts. The U.S. registered open-end funds for which we serve as investment adviser are available for purchase with and without commissions through full service and discount broker-dealers as well as the significant networks serving financial advisers. Our institutional channel includes corporate, public defined benefit plans, public defined contribution pension plans and Taft-Hartley trusts, endowments and foundations, sovereign wealth funds, healthcare, insurance companies as well as other financial institutions that access our investment management services directly, through consultants or through other intermediaries.
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts as well as investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from client accounts, foreign currency fluctuations and distributions. This revenue is recognized over the period that the assets are managed.
A majority of our revenue, approximately 92.1%, 91.8% and 91.1% for the years ended December 31, 2019, 2018 and 2017, respectively, was derived from investment advisory and administration fees for providing asset management services to institutional accounts as well as open-end funds and closed-end funds sponsored by the Company.

Assets Under Management
By Investment Vehicle

	Years Ended December 31,
(in millions)	2019	2018 (1)	2017 (1)
Institutional Accounts
Assets under management, beginning of period	$27,148	$30,896	$29,848
Inflows	3,993	2,814	3,963
Outflows	(4,908)	(3,558)	(3,267)
Net inflows (outflows)	(915)	(744)	696
Market appreciation (depreciation)	6,873	(1,074)	3,178
Distributions	(1,306)	(1,962)	(3,018)
Transfers	13	32	192
Total increase (decrease)	4,665	(3,748)	1,048
Assets under management, end of period	$31,813	$27,148	$30,896
Percentage of total assets under management	44.1%	46.9%	47.2%
Average assets under management	$30,301	$28,893	$30,682

Open-end Funds
Assets under management, beginning of period	$22,295	$25,188	$21,177
Inflows	12,484	8,963	9,702
Outflows	(7,745)	(9,411)	(6,541)
Net inflows (outflows)	4,739	(448)	3,161
Market appreciation (depreciation)	5,881	(1,302)	2,230
Distributions	(2,177)	(1,111)	(1,188)
Transfers	(13)	(32)	(192)
Total increase (decrease)	8,430	(2,893)	4,011
Assets under management, end of period	$30,725	$22,295	$25,188
Percentage of total assets under management	42.6%	38.5%	38.5%
Average assets under management	$27,595	$24,276	$23,373

Closed-end Funds
Assets under management, beginning of period	$8,410	$9,406	$8,963
Inflows	5	12	—
Outflows	(80)	—	—
Net inflows (outflows)	(75)	12	—
Market appreciation (depreciation)	1,823	(496)	949
Distributions	(514)	(512)	(506)
Total increase (decrease)	1,234	(996)	443
Assets under management, end of period	$9,644	$8,410	$9,406
Percentage of total assets under management	13.4%	14.5%	14.4%
Average assets under management	$9,381	$9,012	$9,343

Total
Assets under management, beginning of period	$57,853	$65,490	$59,988
Inflows	16,482	11,789	13,665
Outflows	(12,733)	(12,969)	(9,808)
Net inflows (outflows)	3,749	(1,180)	3,857
Market appreciation (depreciation)	14,577	(2,872)	6,357
Distributions	(3,997)	(3,585)	(4,712)
Total increase (decrease)	14,329	(7,637)	5,502
Assets under management, end of period	$72,182	$57,853	$65,490
Average assets under management	$67,277	$62,181	$63,398
_________________________

(1)	Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management - Institutional Accounts
By Account Type

	Years Ended December 31,
(in millions)	2019	2018 (1)	2017 (1)
Advisory
Assets under management, beginning of period	$12,065	$11,341	$9,068
Inflows	1,918	2,101	1,822
Outflows	(1,351)	(925)	(868)
Net inflows (outflows)	567	1,176	954
Market appreciation (depreciation)	3,032	(484)	1,127
Transfers	5	32	192
Total increase (decrease)	3,604	724	2,273
Assets under management, end of period	$15,669	$12,065	$11,341
Percentage of total assets under management	49.3%	44.4%	36.7%
Average assets under management	$14,752	$11,804	$10,280

Japan Subadvisory
Assets under management, beginning of period	$9,288	$12,672	$14,888
Inflows	942	144	1,411
Outflows	(1,076)	(1,250)	(1,545)
Net inflows (outflows)	(134)	(1,106)	(134)
Market appreciation (depreciation)	2,475	(316)	936
Distributions	(1,306)	(1,962)	(3,018)
Total increase (decrease)	1,035	(3,384)	(2,216)
Assets under management, end of period	$10,323	$9,288	$12,672
Percentage of total assets under management	32.4%	34.2%	41.0%
Average assets under management	$9,954	$10,608	$13,967

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,795	$6,883	$5,892
Inflows	1,133	569	730
Outflows	(2,481)	(1,383)	(854)
Net inflows (outflows)	(1,348)	(814)	(124)
Market appreciation (depreciation)	1,366	(274)	1,115
Transfers	8	—	—
Total increase (decrease)	26	(1,088)	991
Assets under management, end of period	$5,821	$5,795	$6,883
Percentage of total assets under management	18.3%	21.3%	22.3%
Average assets under management	$5,595	$6,481	$6,435

Total Institutional Accounts
Assets under management, beginning of period	$27,148	$30,896	$29,848
Inflows	3,993	2,814	3,963
Outflows	(4,908)	(3,558)	(3,267)
Net inflows (outflows)	(915)	(744)	696
Market appreciation (depreciation)	6,873	(1,074)	3,178
Distributions	(1,306)	(1,962)	(3,018)
Transfers	13	32	192
Total increase (decrease)	4,665	(3,748)	1,048
Assets under management, end of period	$31,813	$27,148	$30,896
Average assets under management	$30,301	$28,893	$30,682
_________________________

(1)	Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy

	Years Ended December 31,
(in millions)	2019	2018 (1)	2017 (1)
U.S. Real Estate
Assets under management, beginning of period	$24,627	$29,241	$30,587
Inflows	7,298	4,488	5,703
Outflows	(5,363)	(5,158)	(5,241)
Net inflows (outflows)	1,935	(670)	462
Market appreciation (depreciation)	7,346	(1,151)	1,896
Distributions	(2,886)	(2,561)	(3,694)
Transfers	2	(232)	(10)
Total increase (decrease)	6,397	(4,614)	(1,346)
Assets under management, end of period	$31,024	$24,627	$29,241
Percentage of total assets under management	43.0%	42.6%	44.6%
Average assets under management	$29,117	$26,605	$30,271

Preferred Securities
Assets under management, beginning of period	$13,068	$14,435	$10,797
Inflows	5,726	4,503	5,168
Outflows	(3,041)	(4,723)	(2,635)
Net inflows (outflows)	2,685	(220)	2,533
Market appreciation (depreciation)	2,406	(803)	1,645
Distributions	(597)	(560)	(540)
Transfers	19	216	—
Total increase (decrease)	4,513	(1,367)	3,638
Assets under management, end of period	$17,581	$13,068	$14,435
Percentage of total assets under management	24.4%	22.6%	22.0%
Average assets under management	$15,702	$14,237	$12,829

Global/International Real Estate
Assets under management, beginning of period	$11,047	$11,194	$9,456
Inflows	2,541	1,975	1,520
Outflows	(2,714)	(1,669)	(1,071)
Net inflows (outflows)	(173)	306	449
Market appreciation (depreciation)	2,887	(254)	1,491
Distributions	(252)	(199)	(212)
Transfers	—	—	10
Total increase (decrease)	2,462	(147)	1,738
Assets under management, end of period	$13,509	$11,047	$11,194
Percentage of total assets under management	18.7%	19.1%	17.1%
Average assets under management	$12,718	$11,341	$10,327
_________________________

(1)	Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy - continued

	Years Ended December 31,
(in millions)	2019	2018 (1)	2017 (1)
Global Listed Infrastructure
Assets under management, beginning of period	$6,517	$6,982	$5,712
Inflows	713	601	872
Outflows	(699)	(448)	(376)
Net inflows (outflows)	14	153	496
Market appreciation (depreciation)	1,520	(419)	970
Distributions	(201)	(199)	(196)
Transfers	226	—	—
Total increase (decrease)	1,559	(465)	1,270
Assets under management, end of period	$8,076	$6,517	$6,982
Percentage of total assets under management	11.2%	11.3%	10.7%
Average assets under management	$7,455	$6,924	$6,506

Other
Assets under management, beginning of period	$2,594	$3,638	$3,436
Inflows	204	222	402
Outflows	(916)	(971)	(485)
Net inflows (outflows)	(712)	(749)	(83)
Market appreciation (depreciation)	418	(245)	355
Distributions	(61)	(66)	(70)
Transfers	(247)	16	—
Total increase (decrease)	(602)	(1,044)	202
Assets under management, end of period	$1,992	$2,594	$3,638
Percentage of total assets under management	2.8%	4.5%	5.6%
Average assets under management	$2,285	$3,075	$3,465

Total
Assets under management, beginning of period	$57,853	$65,490	$59,988
Inflows	16,482	11,789	13,665
Outflows	(12,733)	(12,969)	(9,808)
Net inflows (outflows)	3,749	(1,180)	3,857
Market appreciation (depreciation)	14,577	(2,872)	6,357
Distributions	(3,997)	(3,585)	(4,712)
Total increase (decrease)	14,329	(7,637)	5,502
Assets under management, end of period	$72,182	$57,853	$65,490
Average assets under management	$67,277	$62,182	$63,398
_________________________

(1)	Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Investment Performance as of December 31, 2019
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

(2)
© 2020 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at December 31, 2019. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Changes in Assets Under Management - 2019 Compared with 2018
Assets under management at December 31, 2019 increased 24.8% to $72.2 billion from $57.9 billion at December 31, 2018. The increase was due to net inflows of $3.7 billion and market appreciation of $14.6 billion, partially offset by distributions of $4.0 billion. Net inflows included $2.7 million into preferred securities and $1.9 billion into U.S. real estate, partially offset by net outflows of $676 million from large cap value (which is included in “Other” in the table on pages 19-20). Market appreciation included $7.3 billion from U.S. real estate, $2.9 billion from global/international real estate, $2.4 billion from preferred securities and $1.5 billion from global listed infrastructure. Distributions included $2.9 billion from U.S. real estate and $597 million from preferred securities. Our overall organic growth rate was 6.5% for the year ended

December 31, 2019, compared with organic decay of 1.8% for the year ended December 31, 2018. The organic growth/decay rate represents the ratio of net flows for the year to the beginning assets under management of the respective period.
Average assets under management for the year ended December 31, 2019 increased 8.2% to $67.3 billion from $62.2 billion for the year ended December 31, 2018.
Institutional accounts
Assets under management in institutional accounts at December 31, 2019, which represented 44.1% of total assets under management, increased 17.2% to $31.8 billion from $27.1 billion at December 31, 2018. The increase was due to market appreciation of $6.9 billion, partially offset by net outflows of $915 million and distributions of $1.3 billion. Net outflows included $510 million from large cap value (which is included in “Other” in the table on pages 19-20) and $356 million from preferred securities, partially offset by net inflows of $231 million into U.S. real estate. Market appreciation included $3.0 billion from U.S. real estate and $2.4 million from global/international real estate. Distributions included $1.2 billion from U.S. real estate. Our organic decay rate for institutional accounts was 3.4% for the year ended December 31, 2019, compared with 2.4% for the year ended December 31, 2018.
Average assets under management for institutional accounts for the year ended December 31, 2019 increased 4.9% to $30.3 billion from $28.9 billion for the year ended December 31, 2018.
Assets under management in institutional advisory accounts at December 31, 2019, which represented 49.3% of institutional assets under management, increased 29.9% to $15.7 billion from $12.1 billion at December 31, 2018. The increase was due to net inflows of $567 million and market appreciation of $3.0 billion. Net inflows included $592 million into global/international real estate and $124 million into U.S. real estate, partially offset by net outflows of $92 million from large cap value (which is included in “Other” in the table on pages 19-20) and $69 million from global listed infrastructure. Market appreciation included $1.1 billion from global/international real estate, $803 million from U.S. real estate and $512 million from global listed infrastructure. Our organic growth rate for institutional advisory accounts was 4.7% for the year ended December 31, 2019, compared with 10.4% for the year ended December 31, 2018.
Average assets under management for institutional advisory accounts for the year ended December 31, 2019 increased 25.0% to $14.8 billion from $11.8 billion for the year ended December 31, 2018.
Assets under management in Japan subadvisory accounts at December 31, 2019, which represented 32.4% of institutional assets under management, increased 11.1% to $10.3 billion from $9.3 billion at December 31, 2018. The increase was due to market appreciation of $2.5 billion, partially offset by net outflows of $134 million and distributions of $1.3 billion. Net outflows included $180 million from preferred securities and $104 million from global/international real estate, partially offset by net inflows of $152 million into U.S. real estate. Market appreciation included $1.9 billion from U.S. real estate and $445 million from global/international real estate. Distributions included $1.2 billion from U.S. real estate. Our organic decay rate for Japan subadvisory accounts was 1.4% for the year ended December 31, 2019, compared with 8.7% for the year ended December 31, 2018.
Average assets under management for Japan subadvisory accounts for the year ended December 31, 2019 decreased 6.2% to $10.0 billion from $10.6 billion.
Assets under management in institutional subadvisory accounts excluding Japan at December 31, 2019, which represented 18.3% of institutional assets under management, were $5.8 billion at both December 31, 2019 and 2018 as net outflows were offset by by market appreciation. Our organic decay rate for institutional subadvisory accounts excluding Japan was 23.3% for the year ended December 31, 2019, compared with 11.8% for the year ended December 31, 2018.
Average assets under management for institutional subadvisory accounts excluding Japan for the year ended December 31, 2019 decreased 13.7% to $5.6 billion from $6.5 billion for the year ended December 31, 2018.
Open-end funds
Assets under management in open-end funds at December 31, 2019, which represented 42.6% of total assets under management, increased 37.8% to $30.7 billion from $22.3 billion at December 31, 2018. The increase was due to net inflows of $4.7 billion and market appreciation of $5.9 billion, partially offset by distributions of $2.2 billion. Net inflows included $3.0 billion into preferred securities and $1.7 billion into U.S. real estate. Market appreciation included $3.7 billion from U.S. real estate and $1.6 billion from preferred securities. Distributions included $1.5 billion from U.S. real estate and $478 million from preferred securities. Our organic growth rate for open-end funds was 21.3% for the year ended December 31, 2019, compared with organic decay rate of 1.8% for the year ended December 31, 2018.
Average assets under management for open-end funds for the year ended December 31, 2019 increased 13.7% to $27.6 billion from $24.3 billion for the year ended December 31, 2018.
Closed-end funds
Assets under management in closed-end funds at December 31, 2019, which represented 13.4% of total assets under management, increased 14.7% to $9.6 billion from $8.4 billion at December 31, 2018. The increase was due to market appreciation of $1.8 billion, partially offset by net outflows of $75 million related to decreases in certain funds' outstanding leverage and distributions of $514 million. Our organic decay rate for closed-end funds was 0.9% for the year ended December 31, 2019, compared with organic growth of 0.1% for the year ended December 31, 2018.
Average assets under management for closed-end funds for the year ended December 31, 2019 increased 4.1% to $9.4 billion from $9.0 billion for the year ended December 31, 2018.
Changes in Assets Under Management - 2018 Compared with 2017
Assets under management at December 31, 2018 decreased 11.7% to $57.9 billion from $65.5 billion at December 31, 2017. The decrease was due to net outflows of $1.2 billion, market depreciation of $2.9 billion and distributions of $3.6 billion. Net outflows included $670 million from U.S. real estate and $607 million from commodities (which is included in “Other” in the table on pages 19-20). Market depreciation included $1.2 billion from U.S. real estate, $803 million from preferred securities and $419 million from global listed infrastructure. Distributions included $2.6 billion from U.S. real estate and $560 million from preferred securities. Our overall organic decay rate was 1.8% for the year ended December 31, 2018, compared with organic growth of 6.4% for the year ended December 31, 2017. The organic growth/decay rate represents the ratio of net flows for the year to the beginning assets under management of the respective period.
Average assets under management for the year ended December 31, 2018 decreased 1.9% to $62.2 billion from $63.4 billion for the year ended December 31, 2017.
Institutional accounts
Assets under management in institutional accounts at December 31, 2018, which represented 46.9% of total assets under management, decreased 12.1% to $27.1 billion from $30.9 billion at December 31, 2017. The decrease was due to net outflows of $744 million, market depreciation of $1.1 billion and distributions of $2.0 billion. Net outflows included $944 million from U.S. real estate and $546 million from commodities (which is included in “Other” in the table on pages 19-20), partially offset by net inflows of $550 million into preferred securities and $202 million into global/international real estate. Market depreciation included $372 million from U.S. real estate, $202 million from global listed infrastructure, $196 million from preferred securities and $171 million from global/international real estate. Distributions included $1.8 billion from U.S. real estate. Our organic decay rate for institutional accounts was 2.4% for the year ended December 31, 2018, compared with organic growth of 2.3% for the year ended December 31, 2017.
Average assets under management for institutional accounts for the year ended December 31, 2018 decreased 5.8% to $28.9 billion from $30.7 billion for the year ended December 31, 2017.
Assets under management in institutional advisory accounts at December 31, 2018, which represented 44.4% of institutional assets under management, increased 6.4% to $12.1 billion from $11.3 billion at December 31, 2017. The increase was due to net inflows of $1.2 billion, partially offset by market depreciation of $484 million. Net inflows included $631 million into preferred securities and $209 million into global/international real estate. Market depreciation included $119 million from U.S. real estate, $104 million from global listed infrastructure and $89 million from real assets multi-strategy (which is included in “Other” in the table on pages 19-20). Our organic growth rate for institutional advisory accounts was 10.4% for the year ended December 31, 2018, compared with 10.5% for the year ended December 31, 2017.
Average assets under management for institutional advisory accounts for the year ended December 31, 2018 increased 14.8% to $11.8 billion from $10.3 billion for the year ended December 31, 2017.
Assets under management in Japan subadvisory accounts at December 31, 2018, which represented 34.2% of institutional assets under management, decreased 26.7% to $9.3 billion from $12.7 billion at December 31, 2017. The decrease was due to net outflows of $1.1 billion, market depreciation of $316 million and distributions of $2.0 billion. Net outflows included $966 million from U.S. real estate. Market depreciation included $224 million from U.S. real estate and $59 million from global/international real estate. Distributions included $1.8 billion from U.S. real estate. Our organic decay rate for Japan subadvisory accounts was 8.7% for the year ended December 31, 2018, compared with 0.9% for the year ended December 31, 2017.
Average assets under management for Japan subadvisory accounts for the year ended December 31, 2018 decreased 24.0% to $10.6 billion from $14.0 billion for the year ended December 31, 2017.
Assets under management in institutional subadvisory accounts excluding Japan at December 31, 2018, which represented 21.3% of institutional assets under management, decreased 15.8% to $5.8 billion from $6.9 billion at December 31, 2017. The decrease was due to net outflows of $814 million and market depreciation of $274 million. Net outflows included $546 million from commodities (which is included in “Other” in the table on pages 19-20) and $145 million from U.S. real estate. Market depreciation included $97 million from global listed infrastructure, $95 million from preferred securities and $29 million from U.S. real estate. Our organic decay rate for institutional subadvisory excluding Japan was 11.8% for the year ended December 31, 2018, compared with 2.1% for the year ended December 31, 2017.
Average assets under management for institutional subadvisory accounts excluding Japan for the year ended December 31, 2018 increased 0.7% to $6.5 billion from $6.4 billion for the year ended December 31, 2017.
Open-end funds
Assets under management in open-end funds at December 31, 2018, which represented 38.5% of total assets under management, decreased 11.5% to $22.3 billion from $25.2 billion at December 31, 2017. The decrease was due to net outflows of $448 million, market depreciation of $1.3 billion and distributions of $1.1 billion. Net outflows included $771 million from preferred securities, partially offset by net inflows of $276 million into U.S. real estate and $118 million into global listed infrastructure. Market depreciation included $635 million from U.S. real estate and $493 million from preferred securities. Distributions included $566 million from U.S. real estate and $439 million from preferred securities. Our organic decay rate for open-end funds was 1.8% for the year ended December 31, 2018, compared with organic growth of 14.9% for the year ended December 31, 2017.
Average assets under management for open-end funds for the year ended December 31, 2018 increased 3.9% to $24.3 billion from $23.4 billion for the year ended December 31, 2017.
Closed-end funds
Assets under management in closed-end funds at December 31, 2018, which represented 14.5% of total assets under management, decreased 10.6% to $8.4 billion from $9.4 billion at December 31, 2017. The decrease was due to market depreciation of $496 million and distributions of $512 million. Our organic growth rate for closed-end funds was 0.1% for the year ended December 31, 2018, compared with 0.0% for the year ended December 31, 2017.
Average assets under management for closed-end funds for the year ended December 31, 2018 decreased 3.5% to $9.0 billion from $9.3 billion for the year ended December 31, 2017.

Summary of Operating Information

	Years Ended December 31,
(in thousands, except percentages and per share data)	2019	2018	2017
U.S. GAAP
Revenue (1)	$410,830	$381,111	$378,696
Expenses (1)	$250,696	$234,073	$223,950
Operating income (loss)	$160,134	$147,038	$154,746
Non-operating income (loss)	$27,415	$(3,259)	$5,654
Net income attributable to common stockholders	$134,621	$113,896	$91,939
Diluted earnings per share	$2.79	$2.40	$1.96
Operating margin (1)	39.0%	38.6%	40.9%

As Adjusted (2)
Net income attributable to common stockholders	$124,360	$113,849	$97,037
Diluted earnings per share	$2.57	$2.40	$2.07
Operating margin (1)	39.6%	39.1%	40.9%
_________________________

(1)	The presentation for the year ended December 31, 2017 has been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

(2)	The “As Adjusted” amounts represent non-GAAP financial measures. Refer to pages 31-32 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP
2019 Compared with 2018
Revenue (1)

	Years Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Institutional accounts	$110,346	$104,327	$6,019	5.8%
Open-end funds	187,730	168,273	19,457	11.6%
Closed-end funds	80,502	77,270	3,232	4.2%
Investment advisory and administration fees	378,578	349,870	28,708	8.2%
Distribution and service fees	30,048	29,090	958	3.3%
Other	2,204	2,151	53	2.5%
Total revenue	$410,830	$381,111	$29,719	7.8%
_________________________

(1)	Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
Revenue for the year ended December 31, 2019 increased 7.8% primarily attributable to higher average assets under management in all three investment vehicles. For the year ended December 31, 2019:

•
Total investment advisory revenue compared with average assets under management in institutional accounts implied an annual effective fee rate of 36.4 bps and 36.1 bps for the years ended December 31, 2019 and 2018, respectively.

•
Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annual effective fee rate of 68.0 bps and 69.3 bps for the years ended December 31, 2019 and 2018, respectively. The decrease in the annual effective fee rate is primarily due to a reduction of the investment advisory fee rate and higher fund reimbursements related to the imposition of a cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.

•
Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annual effective fee rate of 85.8 bps and 85.7 bps for the years ended December 31, 2019 and 2018, respectively.

Expenses

	Years Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Employee compensation and benefits	$143,431	$131,292	$12,139	9.2%
Distribution and service fees	55,237	50,043	5,194	10.4%
General and administrative	47,632	48,265	(633)	(1.3)%
Depreciation and amortization	4,396	4,473	(77)	(1.7)%
Total expenses	$250,696	$234,073	$16,623	7.1%
Employee compensation and benefits for the year ended December 31, 2019 increased primarily due to higher incentive compensation of $4.8 million, higher amortization of restricted stock units of $3.5 million and higher salaries of $2.0 million.
Distribution and service fees expense for the year ended December 31, 2019 increased primarily due to higher average assets under management in U.S. open-end funds of approximately $3.8 million and an increase in sub-transfer agent fees on certain assets by one of the Company's intermediaries of approximately $2.3 million, partially offset by the impact of redemptions from a higher cost intermediary of approximately $1.0 million.
General and administrative expenses for the year ended December 31, 2019 decreased primarily due to expenses of approximately $871,000 associated with the evaluation of a potential business transaction that the Company did not pursue that were included in the year ended December 31, 2018, partially offset by costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering of approximately $346,000 as well as higher professional fees of approximately $100,000 for the year ended December 31, 2019.
Operating Margin
Operating margin for the year ended December 31, 2019 increased to 39.0% from 38.6% for the year ended December 31, 2018. Operating margin represents the ratio of operating income to operating revenue.
Non-operating Income (Loss)

	Years Ended December 31,
	2019				2018
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$3,052		$3,664	$6,716	$6,754		$3,672	$10,426
Gain (loss) from investments—net	21,673		—	21,673	(14,264)		—	(14,264)
Foreign currency gains (losses)—net	381		(1,355)	(974)	(1,702)		2,281	579
Total non-operating income (loss)	$25,106	(1)	$2,309	$27,415	$(9,212)	(1)	$5,953	$(3,259)
_________________________

(1)	Amounts included income of $12.4 million and loss of $4.4 million attributable to third-party interests for the years ended December 31, 2019 and 2018, respectively.
For the year ended December 31, 2019, the Company's share of non-operating income from seed investments was $12.7 million, approximating a return of 19.0%. For the year ended December 31, 2018, the Company's share of non-operating loss from seed investments was $4.8 million, approximating a return of (6.9)%.
Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Income tax expense	$40,565	$34,257	$6,308	18.4%
Effective tax rate	23.2%	23.1%
The effective tax rate for the year ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits, the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments and the effects related to the delivery of restricted stock units. The effective tax rate for the year ended December 31, 2018 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits, tax effects related to the delivery of restricted stock units and an adjustment to the Company's transition tax liability in connection with the Tax Cuts and Jobs Act (the Tax Act).
2018 Compared with 2017
Revenue (1)

	Years Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Institutional accounts	$104,327	$103,629	$698	0.7%
Open-end funds	168,273	162,601	5,672	3.5%
Closed-end funds	77,270	78,670	(1,400)	(1.8)%
Investment advisory and administration fees	349,870	344,900	4,970	1.4%
Distribution and service fees	29,090	30,747	(1,657)	(5.4)%
Other	2,151	3,049	(898)	(29.5)%
Total revenue	$381,111	$378,696	$2,415	0.6%
_________________________

(1)	Amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
Revenue for the year ended December 31, 2018 increased 0.6% primarily due to a favorable change in the fee mix. For the year ended December 31, 2018:

•
Total investment advisory revenue compared with average assets under management in institutional accounts implied an annual effective fee rate of 36.1 bps and 33.8 bps for the years ended December 31, 2018 and 2017, respectively. The increase in the annual effective fee rate reflected net outflows from lower fee paying accounts.

•
Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annual effective fee rate of 69.3 bps and 69.6 bps for the years ended December 31, 2018 and 2017, respectively.

•
Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annual effective fee rate of 85.7 bps and 84.2 bps for the years ended December 31, 2018 and 2017, respectively. The net increase in the annual effective fee rate reflected the full-year effect of the realignment of administration fee rates across our mutual fund complex, which was approved by the mutual fund Board of Directors in June 2017 and became effective on October 1, 2017.

Expenses

	Years Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Employee compensation and benefits	$131,292	$124,076	$7,216	5.8%
Distribution and service fees	50,043	53,338	(3,295)	(6.2)%
General and administrative	48,265	42,219	6,046	14.3%
Depreciation and amortization	4,473	4,317	156	3.6%
Total expenses	$234,073	$223,950	$10,123	4.5%
Employee compensation and benefits for the year ended December 31, 2018 increased primarily due to higher salaries of $3.3 million, higher amortization of restricted stock units of $2.1 million and incentive compensation of $1.9 million, partially offset by lower production compensation of $1.1 million.
Distribution and service fees expense for the year ended December 31, 2018 decreased primarily due to a continued shift in the composition of assets under management into lower cost share classes.
General and administrative expenses for the year ended December 31, 2018 increased primarily due to higher research and market data expenses of approximately $1.2 million, higher recruiting fees of approximately $791,000, and expenses of approximately $511,000 associated with the evaluation of a potential business transaction that we did not pursue. In addition, the year ended December 31, 2017 included refunds of foreign withholding taxes related to prior years of approximately $1.3 million.
Operating Margin
Operating margin for the year ended December 31, 2018 decreased to 38.6% from 40.9% for the year ended December 31, 2017. Operating margin represents the ratio of operating income to operating revenue.
Non-operating Income (Loss)

	Years Ended December 31,
	2018				2017
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$6,754		$3,672	$10,426	$2,903		$1,430	$4,333
Gain (loss) from investments—net	(14,264)		—	(14,264)	2,020		—	2,020
Foreign currency gains (losses)—net	(1,702)		2,281	579	(516)		(183)	(699)
Total non-operating income (loss)	$(9,212)	(1)	$5,953	$(3,259)	$4,407	(1)	$1,247	$5,654
_________________________

(1)	Amounts included loss of $4.4 million and income of $547,000 attributable to third-party interests for the years ended December 31, 2018 and 2017, respectively.
For the year ended December 31, 2018, the Company's share of non-operating loss from seed investments was $4.8 million, approximating a return of (6.9)%. For the year ended December 31, 2017, the Company's share of non-operating income from seed investments was $3.9 million, approximating a return of 6.1%.
Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Income tax expense	$34,257	$67,914	$(33,657)	(49.6)%
Effective tax rate	23.1%	42.5%
The effective tax rate for the year ended December 31, 2018 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits and the tax effects related to the delivery of restricted stock units. The effective tax rate for the year ended December 31, 2017 differed from the U.S. federal statutory rate of 35.0% primarily due to tax charges of approximately $8.4 million, associated with the enactment of the Tax Act on December 22, 2017 and remeasurement of deferred and other tax balances aggregating to $4.3 million, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits.

As Adjusted
The term “As Adjusted” is used to identify non-GAAP financial information in the discussion below. Refer to pages 31-32 for reconciliations to the most directly comparable U.S. GAAP financial measures.
2019 Compared with 2018
Revenue
Revenue, as adjusted, for the year ended December 31, 2019 was $410.4 million, compared with $380.4 million for the year ended December 31, 2018.
Revenue, as adjusted, excluded the impact of consolidation of certain of our seed investments for both years.
Expenses
Expenses, as adjusted, for the year ended December 31, 2019 were $247.7 million, compared with $231.8 million for the year ended December 31, 2018.
Expenses, as adjusted, excluded the following:

•	The impact of consolidation of certain of our seed investments for both years;

•	Amounts related to the accelerated vesting of certain restricted stock units for the year ended December 31, 2019;

•	Costs associated with the Cohen & Steers Quality Income Reality Fund, Inc. rights offering for the year ended December 31, 2019; and

•	Expenses incurred associated with the evaluation of a potential business transaction that we did not pursue for the year ended December 31, 2018.
Operating Margin
Operating margin, as adjusted, for the year ended December 31, 2019 was 39.6%, compared with 39.1% for the year ended December 31, 2018.
Non-operating Income
Non-operating income, as adjusted, for the year ended December 31, 2019 was $4.2 million, compared with $3.7 million for the year ended December 31, 2018.
Non-operating income, as adjusted, excluded the following for both years:

•	Results from our seed investments; and

•	Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the year ended December 31, 2019 was 25.5%, compared with 25.3% for the year ended December 31, 2018.
The effective tax rate, as adjusted, excluded the following:

•	Tax effects associated with non-GAAP adjustments as well as discrete items for both years;

•	The reversal of certain liabilities associated with unrecognized tax benefits for both years; and

•	Tax effects related to the Tax Act for the year ended December 31, 2018.

2018 Compared with 2017
Revenue
Revenue, as adjusted, for the year ended December 31, 2018 was $380.4 million, compared with $378.3 million for the year ended December 31, 2017.
Revenue, as adjusted, excluded the impact of consolidation of certain of our seed investments for both years.
Expenses
Expenses, as adjusted, for the year ended December 31, 2018 were $231.8 million, compared with $223.7 million for the year ended December 31, 2017.
Expenses, as adjusted, excluded the following:

•	The impact of consolidation of certain of our seed investments for both years;

•	Expenses incurred associated with the evaluation of a potential business transaction that we did not pursue for the year ended December 31, 2018;

•	Amounts related to the accelerated vesting of certain restricted stock units due to a retirement for the year ended December 31, 2017; and

•	Refunds of foreign withholding taxes recorded for the year ended December 31, 2017.
Operating Margin
Operating margin, as adjusted, for the year ended December 31, 2018 was 39.1%, compared with 40.9% for the year ended December 31, 2017.
Non-operating Income
Non-operating income, as adjusted, for the year ended December 31, 2018 was $3.7 million, compared with $1.2 million for the year ended December 31, 2017. Non-operating income, as adjusted, excluded the following:

•	The impact of consolidation of certain of our seed investments for both years; and

•	Net foreign currency exchange gains associated with U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries for the year ended December 31, 2018.
Income Taxes
The effective tax rate, as adjusted, for the year ended December 31, 2018 was 25.3%, compared with 37.8% for the year ended December 31, 2017. The effective tax rate, as adjusted, excluded the following for both years:

•	Tax effects related to the Tax Act;

•	The reversal of certain liabilities associated with unrecognized tax benefits; and

•	Tax effects associated with non-GAAP adjustments as well as discrete items.

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

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income attributable to common stockholders, U.S. GAAP	$134,621	$113,896	$91,939
Seed investments (1)	(11,858)	5,552	(3,474)
Accelerated vesting of restricted stock units	1,344	—	522
General and administrative (2)	346	871	(1,018)
Foreign currency exchange (gains) losses—net (3)	1,909	(2,270)	—
Tax adjustments (4)	(2,002)	(4,200)	9,068
Net income attributable to common stockholders, as adjusted	$124,360	$113,849	$97,037

Diluted weighted average shares outstanding	48,297	47,381	46,979
Diluted earnings per share, U.S. GAAP	$2.79	$2.40	$1.96
Seed investments (1)	(0.25)	0.12	(0.07)
Accelerated vesting of restricted stock units	0.02	—	0.01
General and administrative (2)	0.01	0.02	(0.02)
Foreign currency exchange (gains) losses—net (3)	0.04	(0.05)	—
Tax adjustments	(0.04)	(0.09)	0.19
Diluted earnings per share, as adjusted	$2.57	$2.40	$2.07
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.

(2)
Represents costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering in 2019, expenses associated with the evaluation of a potential business transaction that the Company did not pursue in 2018 and refunds of foreign withholding taxes in 2017.

(3)
Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries. U.S. GAAP amounts for the year ended December 31, 2017 have not been recast to conform with the current period presentation as the impact to results was not material.

(4)	Tax adjustments are summarized in the following table:

(in thousands)	Years Ended December 31,
	2019	2018	2017
Transition tax liability in connection with the Tax Act	$—	$(123)	$8,432
Remeasurement of deferred and other tax balances	—	—	4,300
Reversal of certain liabilities associated with unrecognized tax benefits	(1,832)	(2,758)	(3,772)
Delivery of restricted stock units	(203)	(947)	49
Tax-effect of non-GAAP adjustments	38	217	888
Other tax-related items	(5)	(589)	(829)
Total tax adjustments	$(2,002)	$(4,200)	$9,068

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted and Operating Margin, As Adjusted

	Years Ended December 31,
(in thousands, except percentages)	2019	2018	2017
Revenue, U.S. GAAP (1)	$410,830	$381,111	$378,696
Seed investments (2)	(438)	(694)	(403)
Revenue, as adjusted	$410,392	$380,417	$378,293

Expenses, U.S. GAAP (1)	$250,696	$234,073	$223,950
Seed investments (2)	(1,323)	(1,408)	(789)
Accelerated vesting of restricted stock units	(1,344)	—	(522)
General and administrative (3)	(346)	(871)	1,018
Expenses, as adjusted	$247,683	$231,794	$223,657

Operating income, U.S. GAAP	$160,134	$147,038	$154,746
Seed investments (2)	885	714	386
Accelerated vesting of restricted stock units	1,344	—	522
General and administrative (3)	346	871	(1,018)
Operating income, as adjusted	$162,709	$148,623	$154,636

Operating margin, U.S. GAAP (1)	39.0%	38.6%	40.9%
Operating margin, as adjusted	39.6%	39.1%	40.9%
_________________________

(1)	The presentation for the year ended December 31, 2017 has been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

(2)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.

(3)
Represents costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering in 2019, expenses associated with the evaluation of a potential business transaction that the Company did not pursue in 2018 and refunds of foreign withholding taxes in 2017.

Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

	Years Ended December 31,
(in thousands)	2019	2018	2017
Non-operating income (loss), U.S. GAAP	$27,415	$(3,259)	$5,654
Seed investments (1)	(25,106)	9,212	(4,407)
Foreign currency exchange (gains) losses—net (2)	1,909	(2,270)	—
Non-operating income (loss), as adjusted	$4,218	$3,683	$1,247
_________________________

(1)	Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.

(2)
Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries. U.S. GAAP amounts for the year ended December 31, 2017 have not been recast to conform with the current period presentation as the impact to results was not material.

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
The table below summarizes net liquid assets:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$101,352	$92,733
U.S. Treasury securities	49,807	49,748
Seed investments	53,130	70,757
Current assets	59,927	52,628
Current liabilities	(85,274)	(78,461)
Net liquid assets	$178,942	$187,405
Cash and cash equivalents
Cash and cash equivalents are on deposit with three major financial institutions and consist of short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less. Cash and cash equivalents reflected special cash dividends of $2.00 per share, or $94.5 million, and $2.50 per share, or $117 million, paid on December 3, 2019 and 2018, respectively.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and classified as held to maturity, with original maturities ranging from 12 to 24 months.
Seed investments
Seed investments are primarily comprised of Company-sponsored funds that we do not consolidate, securities held within the funds that we do consolidate, and securities held for the purpose of establishing performance track records. Seed investments are comprised of listed securities which approximate fair value, are generally traded in active markets and can typically be liquidated within a normal settlement cycle. Seed investments are presented net of redeemable noncontrolling interests.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At December 31, 2019, institutional accounts comprised 50.1% of total accounts receivable, while open-end and closed-end funds, together, comprised 46.8% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at December 31, 2019, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities are generally defined as obligations due within one year, which include accrued compensation, distribution and service fees payable, certain income taxes payable, and other liabilities and accrued expenses.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.

The table below summarizes cash flows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash Flow Data:
Net cash provided by (used in) operating activities	$141,445	$72,598	$64,253
Net cash provided by (used in) investing activities	35,949	(53,194)	5,709
Net cash provided by (used in) financing activities	(170,130)	(118,110)	(60,423)
Net increase (decrease) in cash and cash equivalents	7,264	(98,706)	9,539
Effect of foreign exchange rate changes on cash and cash equivalents	1,355	(2,013)	679
Cash and cash equivalents, beginning of the period	92,733	193,452	183,234
Cash and cash equivalents, end of the period	$101,352	$92,733	$193,452
We expect that cash flows provided by operating activities will continue to serve as our principal source of working capital in the near future.
In 2019, cash and cash equivalents increased by $7.3 million, excluding the effect of foreign exchange rate changes. Net cash provided by operating activities was $141.4 million. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $35.9 million, which included $89.6 million of proceeds from the sales and maturities of investments, partially offset by $50.9 million of investment purchases. Sales and maturities of investments included maturities of U.S. Treasury securities of $33.3 million and sales of Company-sponsored funds of $37.3 million. Purchases of investments included purchases of U.S. Treasury securities of $32.9 million. Net cash used in financing activities was $170.1 million, including dividends paid to stockholders of $162.7 million, which included a special dividend of $94.5 million paid on December 3, 2019, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.4 million, as well as distributions to redeemable noncontrolling interests of $43.5 million, partially offset by contributions from redeemable noncontrolling interests of $45.7 million.
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
In 2017, cash and cash equivalents increased by $9.5 million, excluding the effect of foreign exchange rate changes. Net cash provided by operating activities was $64.3 million. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was comprised of proceeds from sales of available-for-sale investments of $25.8 million, partially offset by purchases of available-for-sale investments of $16.9 million, including a seed investment of $10.0 million in a track record account for a new real assets multi-strategy portfolio and purchases of property and equipment of $3.2 million. Net cash used in financing activities was $60.4 million, including dividends paid to stockholders of $98.3 million, which included a special dividend of $46.3 million paid on December 13, 2017 and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $9.1 million, partially offset by contributions from redeemable noncontrolling interest of $46.7 million.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for CSS, our registered broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At December 31, 2019, we exceeded our minimum regulatory capital requirement by approximately $3.3 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. During 2019, the Company made a capital contribution of $3.0 million to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2019, CSAL exceeded its minimum regulatory capital requirement by approximately $10.0 million. During 2019, CSAL paid dividends totalling $32.5 million to its parent, Cohen & Steers Capital Management, Inc.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2019, CSUK exceeded its minimum regulatory capital requirement by approximately $32.5 million.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of approximately $460,000. At December 31, 2019, CSJL had stated capital in excess of this requirement.
CSIL is an Irish registered company. We have applied for a license to conduct regulated business in Ireland.
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
On February 20, 2020, the Company declared a quarterly dividend on its common stock in the amount of $0.39 per share. This dividend will be payable on March 12, 2020 to stockholders of record at the close of business on March 2, 2020.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). At December 31, 2019, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our consolidated statements of financial condition at December 31, 2019.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at December 31, 2019:

(in thousands)	2020	2021	2022	2023	2024	2025 and after	Total
Operating leases	$11,995	$11,245	$10,882	$10,855	$963	$—	$45,940
Purchase obligations	3,142	1,845	915	668	668	1,000	8,238
Other liability	192	665	665	1,246	1,662	2,077	6,507
Total	$15,329	$13,755	$12,462	$12,769	$3,293	$3,077	$60,685
Operating Leases
Operating leases generally consist of noncancelable long-term leases for office space and certain information technology equipment.
Purchase Obligations
Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.

Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Act. This tax liability, which is payable over eight years on an interest-free basis, is included as part of income tax payable on our consolidated statement of financial condition at December 31, 2019.
Contingencies
Due to the uncertainty with respect the timing of future cash flows associated with unrecognized tax benefits at December 31, 2019, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $12.9 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14 to the consolidated financial statements for additional disclosures related to income taxes.
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
Consolidation of Company-sponsored Funds
The Company evaluates its investments in Company-sponsored funds at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the variable interest entity (VIE) model or the voting interest entity (VOE) model. This evaluation involves the use of judgment and analysis on an entity by entity basis. In performing this analysis, we consider the legal structure of the entity, management fees earned by the Company and the nature of the ownership interest and rights of interest holders in the entity, including the Company. If we determine that the entity is a VIE, we must then assess whether the Company absorbs a majority of the VIEs expected variability in which case it is deemed to be the primary beneficiary of the VIE. The Company consolidates VIEs for which it is deemed to be the primary beneficiary. The Company consolidates VOEs if we own a majority of the voting interest in the entity or when the Company is the general partner of the fund and the limited partners do not have substantive kick-out or participating rights. Amounts attributable to third parties in the funds that we consolidate are recorded in redeemable noncontrolling interests on the consolidated statements of financial condition and net (income) loss attributable to redeemable noncontrolling interests on the consolidated statements of operations.
Investments
Our investments are classified as equity investments at fair value, trading investments, held-to-maturity investments or equity method investments at the time of purchase and re-evaluated on an ongoing basis and at the date of each consolidated statement of financial condition. Investments classified as equity investments at fair value include securities held within the affiliated funds that the Company consolidates, individual securities held directly for the purpose of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. Investments classified as trading investments represent debt securities held within the affiliated funds that the Company consolidates and individual debt securities held directly for the purpose of establishing performance track records. Held-to-maturity investments represent fixed income securities recorded at amortized cost. Equity method investments represent seed investments in affiliated funds in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments.
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
Income Taxes
We operate globally in numerous jurisdictions through our subsidiaries and therefore must allocate our income, expenses, and earnings to these taxing jurisdictions taking into account the various laws and regulations in each jurisdiction. Our tax provision represents an estimate of the total liability that we have incurred in these jurisdictions as a result of our operations. Each year we file tax returns in each jurisdiction and settle our tax liabilities which may be subject to audit by the taxing authorities. The determination of our annual provision is subject to judgments and estimates and the actual results may vary from the amounts reported in our consolidated financial statements. Accordingly, we recognize additions to, or reductions of, income tax expense during reporting periods that may pertain to prior period provisions as our estimated liabilities are revised and actual tax returns and audits, if any, are settled. Such adjustments are recognized in the discrete quarterly period in which they are determined.
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
We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may differ from our current estimate of the unrecognized tax benefit liabilities. These differences are reflected as increases or decreases in income tax expense in the period in which new information becomes available.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates and securities markets and general economic fluctuations, which may have an adverse impact on the value of our investments.
At December 31, 2019, we had approximately $15.0 million of trading investments, $89.9 million of equity investments at fair value, $49.8 million of held-to-maturity investments and $554,000 of equity method investments. Trading investments included debt securities held within the affiliated funds that the Company consolidates of approximately $3.5 million and individual debt securities held directly for the purposes of establishing performance track records of approximately $11.4 million. Equity investments at fair value included securities held within the affiliated funds that the Company consolidates of approximately $79.3 million as well as individual securities held directly for the purpose of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence of approximately $10.6 million. Held-to-maturity investments included fixed income securities recorded at amortized cost of approximately $49.8 million. At December 31, 2019, the Company consolidated the Cohen & Steers Co-Investment Partnership, L.P., the Cohen & Steers SICAV Diversified Real Assets Fund, the Cohen & Steers SICAV Global Listed Infrastructure Fund and the Cohen & Steers SICAV Global Real Estate Securities Fund.
The following table summarizes the effect of a ten percent increase or decrease in equity prices on our investments subject to equity price fluctuation as of December 31, 2019:

	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Trading	$14,980	$16,478	$13,482
Equity investments at fair value	89,872	98,859	80,885
Held-to-maturity	49,807	54,788	44,826

As of December 31, 2019, the Company had outstanding foreign currency forward contracts to hedge its currency exposure related to certain client receivables with an aggregate notional value of $10.8 million. The Company estimates that a ten percent adverse change in market prices would result in an increase of approximately $3,000 in the fair value of open foreign currency forward contracts at December 31, 2019.
A majority of our revenue—92.1%, 91.8% and 91.1% for the years ended December 31, 2019, 2018 and 2017, respectively—was derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to market conditions including inflation, interest rate changes and a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
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
As of December 31, 2019, 61.7% and 24.4% of the assets we managed were concentrated in real estate and preferred securities, respectively. A change in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate and preferred securities in our clients’ portfolios, reduce our revenue, and impact our ability to increase assets in our open-end funds or offer new funds.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2019 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information regarding compliance with Section 16(a) of the Exchange Act set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated by reference herein.
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Form of Amended and Restated Bylaws of the Company (2)
4.1	—	Specimen Common Stock Certificate (6)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
4.3	—	Description of the Registrant’s Securities (filed herewith)
10.1	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.2	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (7)
10.3	—	Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan* (3)
10.4	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (3)
10.5	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (4)
10.6	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (5)
10.7	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (8)
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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
February 28, 2020
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

Signature	Title	Date

/S/ MARTIN COHEN
Martin Cohen	Chairman and Director	February 28, 2020

/S/ ROBERT H. STEERS
Robert H. Steers	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020

/S/ JOSEPH HARVEY
Joseph Harvey	President and Director	February 28, 2020

/S/ PETER L. RHEIN
Peter L. Rhein	Director	February 28, 2020

/S/ RICHARD P. SIMON
Richard P. Simon	Director	February 28, 2020

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	February 28, 2020

/s/ FRANK CONNOR
Frank Connor	Director	February 28, 2020

/s/ REENA AGGARWAL
Reena Aggarwal	Director	February 28, 2020

/s/ DASHA SMITH
Dasha Smith	Director	February 28, 2020

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	February 28, 2020

/S/ ELENA DULIK
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cohen & Steers, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Unrecognized Income Tax Benefits - Refer to Note 14 to the consolidated financial statements
Critical Audit Matter Description
As discussed in Note 14 to the consolidated financial statements, as of December 31, 2019, the Company had $12.9 million of gross unrecognized tax benefits.
The Company records unrecognized tax benefits as liabilities in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740) and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may differ from the Company's current estimate of the unrecognized tax benefit liabilities. These differences are reflected as increases or decreases in income tax expense in the period in which new information becomes available.
We identified the evaluation of the Company’s unrecognized tax benefits as a critical audit matter because the calculation of these tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. In accordance with ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Auditing management’s analysis of its uncertain tax positions and resulting unrecognized tax benefits required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of unrecognized income tax benefits included the following, among others:

•	We tested the effectiveness of controls that address the risks of material misstatement relating to uncertain tax positions.

•	We, with the support of our income tax specialists, evaluated the recognition, measurement and accuracy of unrecognized income tax benefits. Our procedures included but were not limited to:

–
On a sample basis, inspected the Company’s analysis of uncertain income tax positions and evaluated the reasonableness of the assumptions and calculations the Company used to develop the related unrecognized income tax benefit amounts by position.

–	Evaluated the rollforward of unrecognized tax benefits for reasonableness.

–
Obtained the Company’s supporting documentation to assess the technical tax merit, the more-likely-than-not recognition and measurement thresholds and evaluated the application of relevant tax laws in the Company’s recognition determination.

–	Evaluated the Company’s income tax disclosures in relation to these matters included in Note 14 to the consolidated financial statements.

–	Evaluated whether unrecognized tax benefits were consistent with evidence obtained in other areas of the audit.

/s/    DELOITTE & TOUCHE LLP
New York, New York
February 28, 2020
We have served as the Company’s auditor since 2003.

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2019	December 31, 2018 (2)
ASSETS
Cash and cash equivalents	$101,352	$92,733
Investments ($82,829 and $136,113) (1)	155,213	224,932
Accounts receivable	59,101	50,381
Due from brokers ($1,743 and $11,187) (1)	1,743	14,240
Property and equipment—net	12,486	14,106
Operating lease right-of-use assets	38,440	48,488
Goodwill and intangible assets—net	19,560	19,751
Deferred income tax asset—net	7,091	7,200
Other assets ($1,041 and $2,604) (1)	7,433	9,208
Total assets	$402,419	$481,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$48,105	$43,685
Distribution and service fees payable	7,318	8,493
Operating lease liabilities	43,349	54,304
Income tax payable	22,194	18,663
Due to brokers ($366 and $4,422) (1)	366	5,121
Other liabilities and accrued expenses ($784 and $440) (1)	13,972	13,935
Total liabilities	135,304	144,201
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	53,412	114,192
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,580,246 and 51,818,186 shares issued at December 31, 2019 and 2018, respectively	527	518
Additional paid-in capital	636,788	602,272
Accumulated deficit	(242,461)	(208,404)
Accumulated other comprehensive income (loss), net of tax	(6,326)	(7,323)
Less: Treasury stock, at cost, 5,329,820 and 5,050,285 shares at December 31, 2019 and 2018, respectively	(174,825)	(164,417)
Total stockholders’ equity	213,703	222,646
Total liabilities and stockholders’ equity	$402,419	$481,039
_________________________

(1)
Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2019 and 2018 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

(2)
Certain amounts have been recast to reflect the Company's adoption of the new leasing accounting standard on January 1, 2019. Refer to Notes 2 and 16 for further discussion of the Company's recently adopted accounting pronouncements and leases, respectively.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018 (1)	2017 (1) (2)
Revenue:
Investment advisory and administration fees	$378,578	$349,870	$344,900
Distribution and service fees	30,048	29,090	30,747
Other	2,204	2,151	3,049
Total revenue	410,830	381,111	378,696
Expenses:
Employee compensation and benefits	143,431	131,292	124,076
Distribution and service fees	55,237	50,043	53,338
General and administrative	47,632	48,265	42,219
Depreciation and amortization	4,396	4,473	4,317
Total expenses	250,696	234,073	223,950
Operating income (loss)	160,134	147,038	154,746
Non-operating income (loss):
Interest and dividend income—net	6,716	10,426	4,333
Gain (loss) from investments—net	21,673	(14,264)	2,020
Foreign currency gain (loss)—net	(974)	579	(699)
Total non-operating income (loss)	27,415	(3,259)	5,654
Income before provision for income taxes	187,549	143,779	160,400
Provision for income taxes	40,565	34,257	67,914
Net income	146,984	109,522	92,486
Less: Net (income) loss attributable to redeemable noncontrolling interests	(12,363)	4,374	(547)
Net income attributable to common stockholders	$134,621	$113,896	$91,939

Earnings per share attributable to common stockholders:
Basic	$2.85	$2.43	$1.98
Diluted	$2.79	$2.40	$1.96
Weighted average shares outstanding:
Basic	47,273	46,794	46,353
Diluted	48,297	47,381	46,979
_________________________

(1)	Revenue amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.

(2)	Certain amounts have been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$146,984	$109,522	$92,486
Less: Net (income) loss attributable to redeemable noncontrolling interests	(12,363)	4,374	(547)
Net income attributable to common stockholders	134,621	113,896	91,939
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	997	(2,557)	2,064
Net unrealized gain (loss) from available-for-sale investments (1)	—	—	497
Reclassification to statements of operations of (gain) loss from available-for-sale investments	—	—	(347)
Other comprehensive income (loss)	997	(2,557)	2,214
Total comprehensive income attributable to common stockholders	$135,618	$111,339	$94,153

_________________________

(1)
Due to the adoption and application of the amendments to the financial instruments accounting standard on January 1, 2018, realized and unrealized gains (losses) from equity investments at fair value are recognized through earnings rather than through other comprehensive income.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interests	Shares of Common Stock, Net
January 1, 2017	$504	$543,829	$(127,957)	$(5,885)	$(144,677)	$265,814	$853	45,890
Dividends ($2.12 per share)	—	—	(101,669)	—	—	(101,669)	—	—
Issuance of common stock	7	741	—	—	—	748	—	690
Repurchase of common stock	—	—	—	—	(9,141)	(9,141)	—	(265)
Issuance of restricted stock units—net	—	3,974	—	—	—	3,974	—	—
Amortization of restricted stock units	—	22,042	(285)	—	—	21,757	—	—
Forfeitures of restricted stock units	—	(100)	—	—	—	(100)	—	—
Net income (loss)	—	—	91,939	—	—	91,939	547	—
Other comprehensive income (loss), net of tax	—	—	—	2,214	—	2,214	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	46,395	—
December 31, 2017	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795	46,315
Cumulative-effect adjustment, net of tax, due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—	—
Dividends ($3.82 per share)	—	—	(185,423)	—	—	(185,423)	—	—
Issuance of common stock	7	696	—	—	—	703	—	714
Repurchase of common stock	—	—	—	—	(10,599)	(10,599)	—	(261)
Issuance of restricted stock units—net	—	7,170	—	—	—	7,170	—	—
Amortization of restricted stock units	—	23,984	—	—	—	23,984	—	—
Forfeitures of restricted stock units	—	(64)	—	—	—	(64)	—	—
Net income (loss)	—	—	113,896	—	—	113,896	(4,374)	—
Other comprehensive income (loss), net of tax	—	—	—	(2,557)	—	(2,557)	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	70,771	—
December 31, 2018	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192	46,768
Dividends ($3.44 per share)	—	—	(168,678)	—	—	(168,678)	—	—
Issuance of common stock	9	861	—	—	—	870	—	762
Repurchase of common stock	—	—	—	—	(10,408)	(10,408)	—	(280)
Issuance of restricted stock units—net	—	7,039	—	—	—	7,039	—	—
Amortization of restricted stock units	—	26,883	—	—	—	26,883	—	—
Forfeitures of restricted stock units	—	(267)	—	—	—	(267)	—	—
Net income (loss)	—	—	134,621	—	—	134,621	12,363	—
Other comprehensive income (loss), net of tax	—	—	—	997	—	997	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,242	—
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(75,385)	—
December 31, 2019	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412	47,250
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018 (1)	2017 (1)
Cash flows from operating activities:
Net income	$146,984	$109,522	$92,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	27,811	24,626	22,360
Amortization of deferred commissions	1,079	1,559	2,800
Depreciation and amortization	4,396	4,473	4,317
Amortization of right-of-use assets	10,048	9,364	7,572
Amortization (accretion) of premium (discount) on held-to-maturity investments	(493)	(246)	—
(Gain) loss from investments—net	(21,673)	14,264	(2,020)
Deferred income taxes	96	(1,373)	(314)
Foreign currency (gain) loss	9	211	47
Changes in operating assets and liabilities:
Accounts receivable	(8,729)	3,262	(7,613)
Due from brokers	989	(7,811)	(4,850)
Deferred commissions	(1,628)	(982)	(1,894)
Investments within consolidated funds	(13,997)	(81,182)	(60,252)
Other assets	(120)	(2,689)	(576)
Accrued compensation	4,420	2,341	6,064
Distribution and service fees payable	(1,175)	2,262	(221)
Operating lease liabilities	(10,955)	(9,542)	(7,807)
Due to brokers	45	1,839	3,282
Income tax payable	3,531	(1,229)	10,517
Other liabilities and accrued expenses	807	3,929	355
Net cash provided by (used in) operating activities	141,445	72,598	64,253
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	52	37	41
Purchases of investments	(50,943)	(63,557)	(16,901)
Proceeds from sales of investments	89,592	13,796	25,811
Purchases of property and equipment	(2,752)	(3,470)	(3,242)
Net cash provided by (used in) investing activities	35,949	(53,194)	5,709
Cash flows from financing activities:
Issuance of common stock—net	741	597	636
Repurchase of common stock	(10,408)	(10,599)	(9,141)
Dividends to stockholders	(162,705)	(178,879)	(98,313)
Distributions to redeemable noncontrolling interests	(43,483)	(10,862)	(263)
Contributions from redeemable noncontrolling interests	45,725	81,633	46,658
Net cash provided by (used in) financing activities	(170,130)	(118,110)	(60,423)
Net increase (decrease) in cash and cash equivalents	7,264	(98,706)	9,539
Effect of foreign exchange rate changes on cash and cash equivalents	1,355	(2,013)	679
Cash and cash equivalents, beginning of the year	92,733	193,452	183,234
Cash and cash equivalents, end of the year	$101,352	$92,733	$193,452
_________________________

(1)
Certain amounts have been recast to reflect the Company's adoption of the new leasing accounting standard on January 1, 2019. Refer to Notes 2 and 16 for further discussion of the Company's recently adopted accounting pronouncements and leases, respectively.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
For the years ended December 31, 2019, 2018 and 2017, the Company paid taxes, net of tax refunds, of approximately $37,036,000, $36,795,000 and $57,726,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $5,973,000, $6,544,000 and $3,356,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Effective September 1, 2019, the Company's proportionate ownership interest in the Cohen & Steers Preferred Securities and Income SMA Shares, Inc. (PISH) decreased and the Company reclassified its ownership interest to equity method investments. Accordingly, the Company deconsolidated the assets and liabilities of PISH resulting in a non-cash reduction of approximately $7,181,000 from investments and redeemable noncontrolling interests to remove amounts attributable to third-party investors in PISH. Effective November 1, 2019, the Company’s proportionate ownership interest in PISH fell below 20% and, as a result, the Company recorded a non-cash reclassification of approximately $5,370,000, from equity method investments into equity investments at fair value until the Company sold its remaining interest in PISH in December 2019.
Effective January 1, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred) decreased and the Company reclassified its ownership interest to equity investments at fair value. Accordingly, the Company deconsolidated the assets and liabilities of SICAV Preferred resulting in a non-cash reduction of approximately $114,192,000 from investments and redeemable noncontrolling interests to remove amounts attributable to third-party investors in SICAV Preferred.
For the year ended December 31, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE) increased. Accordingly, the Company consolidated the assets and liabilities and the results of operations of SICAV GRE, resulting in a non-cash increase of approximately $45,988,000 to investments and redeemable noncontrolling interests to record amounts attributable to third-party investors in SICAV GRE from equity investments at fair value.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers Asia Limited (CSAL), Cohen & Steers UK Limited (CSUK), Cohen & Steers Japan Limited (CSJL) and Cohen & Steers Ireland Ltd. (CSIL) (collectively, the Company).
The Company is a global investment manager specializing in real assets and alternative income. Our specialties include real estate securities, listed infrastructure and natural resource equities, as well as preferred securities and other income solutions. Founded in 1986, the Company is headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo.
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
In August 2017, the FASB issued new guidance amending the accounting for hedging activities. The new guidance (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with an entity's risk management activities, (ii) decreases the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The new guidance became effective on January 1, 2019. The Company's adoption of the new standard did not have a material effect on its consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of the new leasing standard resulted in the following changes to the Company's consolidated statement of financial condition as of December 31, 2018:

(in thousands)	Previously Reported	Adjustments Due to New Leasing Standard to record ROU assets and lease liabilities	Reclassification of Deferred Rent	Recast
Operating lease right-of-use assets	$—	$54,304	$(5,816)	$48,488
Operating lease liabilities	$—	$54,304	$—	$54,304
Deferred rent	$5,816	$—	$(5,816)	$—

The adoption of the new standard had no material impact on the Company's other consolidated financial statements. Refer to Note 12 for further discussion.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At December 31, 2019, the Company's investments were comprised of the following:

•
Equity investments at fair value, which includes equity securities held within the affiliated funds that the Company consolidates, individual equity securities held directly for the purposes of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence.

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

•
Equity method investments, which represent seed investments in affiliated funds in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as gain (loss) from investments—net in the Company's consolidated statements of operations.

Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.
From time to time, the Company, including the affiliated funds consolidated by the Company, enters into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios, including options, futures and swaps contracts. Gains and losses on derivative contracts are recorded as gain (loss) from investments—net in the Company's consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's consolidated statements of financial condition. At December 31, 2019, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
Additionally, from time to time, the Company, including the affiliated funds consolidated by the Company, enters into foreign exchange contracts to hedge its currency exposure. These instruments are measured at fair value based on the prevailing forward exchange rate with gains and losses recorded in foreign currency gain (loss)—net in the Company’s consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s consolidated statements of financial condition.
Leases—The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Company’s consolidated statements of financial condition.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used an implied incremental borrowing rate based on the information available at lease commencement dates in determining the present value of lease payments. The Company estimates the incremental borrowing rate based on its estimated credit rating and other available market information. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that the Company will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

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
In certain instances, the Company may earn performance fees when certain specified performance hurdles are met during the performance period. Performance fees represent variable consideration and are recognized when no longer subject to significant risk of reversal.
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
Distribution fees represent payments made to qualified intermediaries for (i) assistance in connection with the distribution of the Company’s sponsored open-end funds’ shares and (ii) for other expenses such as advertising, printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940 (Rule 12b-1). Distribution fees are based on the average daily net assets under management of certain share classes of certain of the funds.
Shareholder servicing fees represent payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. Shareholder servicing fees are generally based on the average assets under management or the number of accounts being serviced.

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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company’s consolidated statements of comprehensive income. The cumulative translation adjustment was $(6,326,000), $(7,323,000) and $(4,766,000) as of December 31, 2019, 2018 and 2017, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar held by certain foreign subsidiaries are included in non-operating income (loss) in the consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss), net of tax.
Recently Issued Accounting Pronouncements—In January 2017, the FASB issued guidance to simplify the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance was effective January 1, 2020. The adoption of the new guidance is not expected to have a material effect on the consolidated financial statements and related disclosures.
In June 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. The guidance replaces the incurred loss impairment model with a current expected credit loss (CECL) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The guidance must be applied using the modified retrospective adoption method and was effective January 1, 2020. The adoption of the new guidance is not expected to have a material effect on the consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Years ended December 31,
(in thousands)	2019	2018	2017
Client domicile:
North America	$352,629	$322,964	$314,021
Japan	33,967	35,283	42,303
Asia Pacific excluding Japan	13,147	12,493	11,496
Europe, Middle East and Africa	11,087	10,371	10,876
Total	$410,830	$381,111	$378,696

	Years ended December 31,
(in thousands)	2019	2018	2017
Investment vehicle:
Open-end funds (1)	$217,778	$197,363	$193,348
Closed-end funds	80,502	77,270	78,670
Institutional accounts	110,346	104,327	103,629
Other (2)	2,204	2,151	3,049
Total	$410,830	$381,111	$378,696
________________________

(1)	Included distribution and service fees of $30.0 million, $29.1 million and $30.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to open-end funds and institutional accounts.
4. Investments
The following table summarizes the Company’s investments:

(in thousands)	December 31, 2019	December 31, 2018
Equity investments at fair value	$89,872	$66,795
Trading	14,980	108,363
Held-to-maturity carried at amortized cost (1)	49,807	49,748
Equity method	554	26
Total investments	$155,213	$224,932

_________________________

(1)
Held-to-maturity investments had a fair value of $50.0 million and $49.8 million at December 31, 2019 and 2018, respectively. Original maturities ranged from 12 to 24 months at December 31, 2019 and 6 to 24 months at December 31, 2018.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company seeded two new funds for the year ended December 31, 2019 and one new fund for the year ended December 31, 2018.
The following tables summarize gain (loss)—net from investments:

	Years Ended December 31,
(in thousands)	2019	2018
Net realized gains (losses) during the period	$12,227	$(1,486)
Net unrealized gains (losses) during the period on investments still held at the end of the period	9,446	(12,778)
Gain (loss) from investments—net (1)	$21,673	$(14,264)
_________________________

(1)	Included net income (loss) attributable to redeemable noncontrolling interests.

(in thousands)	Year Ended December 31, 2017
Gain (loss) from trading investments—net (1)	$1,915
Equity in earnings (losses) of affiliates—net	(242)
Gain (loss) from available-for-sale investments—net	347
Gain (loss) from investments—net	$2,020
_________________________
(1)    Included net income (loss) attributable to redeemable noncontrolling interests.
At December 31, 2019, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), SICAV GRE and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP). At December 31, 2018, the Company's consolidated VIEs included GLI SICAV, GRP-CIP, SICAV Preferred and SICAV RAP.
The following tables summarize the consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	December 31, 2019
(in thousands)	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$7,048	$337	$45,468	$29,976	$82,829
Due from brokers	264	203	663	613	1,743
Other assets	92	—	681	268	1,041
Total assets	$7,404	$540	$46,812	$30,857	$85,613

Liabilities (1)
Due to brokers	$45	$—	$92	$229	$366
Other liabilities and accrued expenses	100	5	466	213	784
Total liabilities	$145	$5	$558	$442	$1,150

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
(in thousands)	GLI SICAV	GRP-CIP	SICAV Preferred	SICAV RAP	Total
Assets (1)
Investments	$5,704	$550	$120,930	$8,929	$136,113
Due from brokers	49	103	10,868	167	11,187
Other assets	171	—	2,136	297	2,604
Total assets	$5,924	$653	$133,934	$9,393	$149,904

Liabilities (1)
Due to brokers	$—	$—	$4,398	$24	$4,422
Other liabilities and accrued expenses	74	5	212	149	440
Total liabilities	$74	$5	$4,610	$173	$4,862

_________________________

(1)	The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present fair value measurements:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$85,889	$—	$—	$—	$—	$85,889
Equity investments at fair value
Common stocks	$87,408	$—	$—	$—	$—	$87,408
Company-sponsored funds	132	—	—	—	—	132
Limited partnership interests	1,048	—	—	337	—	1,385
Preferred securities	704	108	—	—	—	812
Other	—	—	—	135	—	135
Total	$89,292	$108	$—	$472	$—	$89,872
Trading investments
Fixed income	$—	$14,980	$—	$—	$—	$14,980
Total	$—	$14,980	$—	$—	$—	$14,980
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,807	$49,807
Total	$—	$—	$—	$—	$49,807	$49,807
Equity method investments	$—	$—	$—	$554	$—	$554

Total investments	$89,292	$15,088	$—	$1,026	$49,807	$155,213

Derivatives - assets
Commodity futures contracts	$570	$—	$—	$—	$—	$570
Foreign exchange contracts	—	74	—	—	—	74
Total	$570	$74	$—	$—	$—	$644
Derivatives - liabilities
Commodity futures contracts	$339	$—	$—	$—	$—	$339
Commodity swap contracts	—	173	—	—	—	173
Foreign exchange contracts	—	44	—	—	—	44
Total	$339	$217	$—	$—	$—	$556

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$78,147	$—	$—	$—	$—	$78,147
Equity investments at fair value
Common stocks	21,982	$—	$—	$—	$—	$21,982
Company-sponsored funds	9,456	—	—	—	—	9,456
Limited partnership interests	1,056	—	—	550	—	1,606
Preferred securities	30,448	3,193	—	—	—	33,641
Other	—	—	—	110	—	110
Total	$62,942	$3,193	$—	$660	$—	$66,795
Trading investments
Fixed income	$—	$108,363	$—	$—	$—	$108,363
Total	$—	$108,363	$—	$—	$—	$108,363
Held-to-maturity investments
Fixed income	$—	$—	$—	$—	$49,748	$49,748
Total	$—	$—	$—	$—	$49,748	$49,748
Equity method investments	$—	$—	$—	$26	$—	$26

Total investments	$62,942	$111,556	$—	$686	$49,748	$224,932

Derivatives - assets
Commodity futures contracts	$486	$—	$—	$—	$—	$486
Commodity swap contracts	—	739	—	—	—	739
Total	$486	$739	$—	$—	$—	$1,225
Derivatives - liabilities
Commodity futures contracts	$2,181	$—	$—	$—	$—	$2,181
Foreign exchange contracts	—	205	—	—	—	205
Total	$2,181	$205	$—	$—	$—	$2,386

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:

•
Equity investments at fair value - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities, both of which are valued based on the NAVs of the underlying investments. At December 31, 2019 and 2018, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.

•
Equity method investments - includes the Company's partnership interests in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and the Cohen & Steers Global Realty Focus Fund, a series of Cohen & Steers Series LP (GRF). GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either December 31, 2019 or 2018. GRF was seeded in 2019 and invests in global real estate investment trusts and other publicly traded real estate companies. The Company's ownership interest was approximately 2.2% and the Company had the ability to redeem the investment in GRF with 15 days' notice at December 31, 2019. The Company's risk with respect to both investments is limited to its equity ownership interest and any uncollected management fees.

Held-to-maturity investments were comprised of U.S. Treasury securities, which were directly issued by the U.S. government, with original maturities of 12 to 24 months at December 31, 2019 and 6 to 24 months at December 31, 2018. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
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
The following table summarizes the changes in level 3 limited partnership interests in trading investments measured at fair value on a recurring basis:

	Trading Investments
	Limited Partnership Interests
	2019	2018
Balance at beginning of year	$—	$605
Purchases / contributions	—	—
Sales / distributions	—	(598)
Realized gains (losses)	—	(68)
Unrealized gains (losses)	—	61
Transfers into (out of) level 3	—	—
Balance at end of year	$—	$—

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
6. Derivatives
The following tables summarize the notional amount and fair value of the derivative financial instruments that are not designated in a formal hedging relationship.

	As of December 31, 2019
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Commodity futures	$14,394	$4,623	$570	$339
Commodity swap	—	8,909	—	173
Foreign exchange	—	10,787	74	44
	$14,394	$24,319	$644	$556

	As of December 31, 2018
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Commodity futures	$19,361	$3,434	$486	$2,181
Commodity swap	—	8,761	739	—
Foreign exchange	—	10,996	—	205
	$19,361	$23,191	$1,225	$2,386

________________________
(1)    The fair value of the derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the
Company's consolidated statements of financial condition.
The Company's exposure to commodity futures is based on seed capital investments. Commodity swap contracts are utilized to economically hedge and reduce the overall risk of the Company's market exposure to these investments. The Company enters into foreign exchange contacts to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.
Cash included in due from brokers of approximately $2,002,000 on the consolidated statement of financial condition at December 31, 2018 was held as collateral for futures contracts. Investments of approximately $1,713,000 and $1,807,000 on the consolidated statement of financial condition at December 31, 2019 and 2018, respectively, were held as collateral for futures contracts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes net gains (losses) from derivative financial instruments:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Commodity futures	$881	$(2,093)	$(438)
Commodity swap	(485)	739	—
Foreign exchange	235	(141)	(1,481)
Total (1)	$631	$(1,495)	$(1,919)
________________________
(1)    Gains and losses on the derivative financial instruments are recorded as gain (loss) from investments—net in the Company's consolidated statements of operations.
7. Property and Equipment
The following table summarizes the Company’s property and equipment:

	December 31,
(in thousands)	2019	2018
Equipment	$5,951	$5,590
Furniture and fixtures	3,651	3,644
Software	19,988	17,591
Leasehold improvements	16,048	16,028
Subtotal	45,638	42,853
Less: Accumulated depreciation and amortization	(33,152)	(28,747)
Property and equipment, net	$12,486	$14,106

Depreciation and amortization expense related to property and equipment was $4,396,000, $4,378,000 and $4,229,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
There were no anti-dilutive common stock equivalents for either the years ended December 31, 2019, 2018 or 2017.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income	$146,984	$109,522	$92,486
Less: Net (income) loss attributable to redeemable noncontrolling interests	(12,363)	4,374	(547)
Net income attributable to common stockholders	$134,621	$113,896	$91,939
Basic weighted average shares outstanding	47,273	46,794	46,353
Dilutive potential shares from restricted stock units	1,024	587	626
Diluted weighted average shares outstanding	48,297	47,381	46,979

Basic earnings per share attributable to common stockholders	$2.85	$2.43	$1.98
Diluted earnings per share attributable to common stockholders	$2.79	$2.40	$1.96

9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards to eligible employees and directors. A total of 20.0 million shares of common stock may be granted under the SIP. The board of directors is authorized to increase the number of shares available for issuance under the SIP, subject to shareholder approval. At December 31, 2019, RSUs with respect to approximately 16.7 million shares of common stock had been issued under the SIP. Total compensation cost related to unvested RSUs not yet recognized was approximately $42,721,000 at December 31, 2019 and is expected to be recognized over approximately the next three years. In January 2020, the Company granted approximately 0.5 million RSUs under the SIP with a grant date fair value of approximately $33,909,000 which generally vest over a four-year period.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company grants awards of vested RSUs to the non-management directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of grant. Dividends declared during the period are paid to the directors in cash. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $614,000, $626,000 and $618,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Unvested Restricted Stock Unit Grants
From time to time, the Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods, which is generally four years. Dividends declared by the Company are paid in additional RSUs and are forfeitable until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded stock-based compensation expense, net of forfeitures, of approximately $4,443,000, $4,216,000 and $3,957,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically allocates a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). Dividends declared by the Company are paid in additional RSUs and are forfeitable until they are delivered. The RSUs under the Mandatory Program will generally vest and be delivered ratably over four years and the dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The fair value at the date of grant of the RSUs under the Mandatory Program is expensed on a straight-line basis over the vesting period. The Company recorded stock-based

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation under the Mandatory Program, net of forfeitures, of approximately $22,637,000, $19,710,000 and $17,670,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table sets forth activity relating to the Company’s RSUs under the SIP (share data in thousands):

	Vested Restricted Stock Unit Grants		Unvested Restricted Stock Unit Grants		Incentive Bonus Plans Restricted Stock Unit Grants
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	34	$37.15	307	$33.62	1,399	$34.22
Granted	16	38.14	151	35.45	714	35.36
Delivered	(8)	40.03	(140)	34.41	(523)	34.80
Forfeited	—	—	—	—	(40)	33.87
Balance at December 31, 2017	42	36.98	318	34.14	1,550	34.60
Granted	15	38.29	134	39.02	757	39.42
Delivered	(12)	34.95	(146)	35.13	(539)	34.94
Forfeited	—	—	—	—	(23)	37.16
Balance at December 31, 2018	45	37.93	306	35.80	1,745	36.55
Granted	22	50.29	132	40.97	763	39.92
Delivered	(13)	37.61	(131)	35.46	(601)	36.30
Forfeited	—	—	(5)	38.15	(33)	38.31
Balance at December 31, 2019	54	44.06	302	38.78	1,874	38.38

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from fair market value up to a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. As of December 31, 2019, the Company had issued approximately 431,000 shares of common stock under the ESPP. For all three years ended December 31, 2019, 2018 and 2017, approximately 18,000 were purchased by eligible employees through the ESPP. For the years ended December 31, 2019, 2018 and 2017, the Company recorded a non-cash stock-based compensation expense of approximately $131,000, $105,000 and $112,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of (1) termination of the ESPP by the board of directors or (2) issuance of all of the shares reserved for issuance under the ESPP. The board of directors is authorized to increase the number of shares available for issuance under the ESPP, subject to shareholder approval.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2019, 2018 and 2017.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. In accordance with the Plan document, forfeited amounts are used to reduce the Company’s contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2019, 2018 and 2017 totaled approximately $131,000, $101,000 and $128,000, respectively.
Matching contributions, net of forfeitures, to the Plan for the years ended December 31, 2019, 2018 and 2017 totaled approximately $2,057,000, $1,770,000 and $1,715,000, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, affiliated funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Investment advisory and administration fees (1)	$264,116	$241,255	$236,832
Distribution and service fees	30,048	29,090	30,747
Total	$294,164	$270,345	$267,579
_________________________

(1)
Investment advisory and administration fees are reflected net of fund reimbursements of $11.1 million, $8.6 million and $8.7 million for and the years ended December 31, 2019, 2018 and 2017, respectively. Amounts for the years ended December 31, 2017 have been recast to reflect the Company's adoption of the new revenue recognition accounting standard on January 1, 2018.

The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds that are not consolidated:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Proceeds from sales	$37,326	$10,872	$15,105
Gross realized gains	241	28	80
Gross realized losses	(907)	(4,448)	—
Dividend income	52	481	675

Included in accounts receivable at December 31, 2019 and 2018 are receivables due from Company-sponsored funds of approximately $27,725,000 and $22,560,000, respectively. Included in accounts payable at December 31, 2019 and December 31, 2018 are payables due to Company-sponsored funds of approximately $1,498,000 and $845,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At December 31, 2019, CSS had net capital of approximately $3.5 million, which exceeded its requirements by approximately $3.3 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule. During 2019, the Company made a capital contribution of $3.0 million to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2019, CSAL had regulatory capital of approximately $10.4 million, which exceeded its minimum regulatory capital requirement by approximately $10.0 million. During 2019, CSAL paid dividends totalling $32.5 million to its parent, CSCM.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2019, CSUK had regulatory capital of approximately $38.2 million, which exceeded its minimum regulatory capital requirement by approximately $32.5 million.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of approximately $460,000. At December 31, 2019, CSJL had stated capital in excess of this requirement.
CSIL is an Irish registered company. The Company has applied for a license to conduct regulated business in Ireland.
13. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) for up to 12 years through the life of GRP-TE. At December 31, 2019, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company’s unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. At December 31, 2019, the unfunded commitment was not recorded on the Company’s consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes
The income before provision for income taxes and provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Income before provision for income taxes - U.S. (1)	$171,497	$132,838	$149,338
Income before provision for income taxes - Non-U.S.	16,052	10,941	11,062
Total income before provision for income taxes	$187,549	$143,779	$160,400
_________________________
(1)    Included income of $12.4 million, loss of $4.4 million and income of $547,000 attributable to third-party interests for the years ended December 31, 2019, 2018 and 2017, respectively.

Current tax expense:
U.S. federal	$30,818	$26,223	$58,082
State and local	7,627	7,378	8,155
Non-U.S.	2,024	2,029	1,991
	40,469	35,630	68,228
Deferred tax (benefit) expense:
U.S. federal	(133)	(748)	(428)
State and local	(74)	(281)	(412)
Non-U.S.	303	(344)	526
	96	(1,373)	(314)
Provision for income taxes	$40,565	$34,257	$67,914

In connection with the enactment of the Tax Cuts and Jobs Act (the Tax Act), the Company recorded a provisional transition tax of $8.4 million at December 31, 2017, which reflected a one-time tax on deemed repatriated accumulated earnings and profits of the Company’s foreign subsidiaries. Based on refinement of the calculation, the Company adjusted its transition tax liability from $8.4 million at December 31, 2017 to $8.3 million during the second quarter of 2018. The transition tax, which is payable over eight years on an interest-free basis, was included as part of income tax payable on the Company's consolidated statements of financial condition at December 31, 2019 and December 31, 2018.
The transition tax liability is as follows:

Year Ending December 31,	Transition Tax Liability
2020	$192
2021	665
2022	665
2023	1,246
2024	1,662
2025	2,077
$6,507

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the transition tax, the Tax Act requires certain income earned by foreign subsidiaries, referred to as global intangible low-taxed income (GILTI), be included in the U.S. taxable income of the parent company. GILTI requires an accounting policy election to either (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factor such amounts into the measurement of deferred taxes. The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred. Based upon its calculation, the Company was not required to record any additional income tax expense attributable to the GILTI provisions for the year ended December 31, 2019.
Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
Significant components of the Company’s net deferred income tax asset consist of the following:

	At December 31,
(in thousands)	2019	2018
Deferred income tax assets (liabilities):
Stock-based compensation	$5,310	$4,915
Realized losses on investments	4,218	1,539
Dividend equivalents on unvested restricted stock units	1,725	1,734
Net unrealized (gains) losses on investments	(1,632)	2,512
Deferred compensation	290	78
Deferred rent	1,205	1,452
Other	(824)	(760)
Subtotal	10,292	11,470
Less: valuation allowance	(3,201)	(4,270)
Deferred income tax asset—net	$7,091	$7,200

The Company had capital loss carryforwards of approximately $17,027,000 and $6,181,000 for the years ended December 31, 2019 and 2018 which, if unused, will expire in years 2020 to 2024. The valuation allowance on the net deferred income tax asset decreased by approximately $1,069,000 during the year ended December 31, 2019.
At December 31, 2019, the Company had approximately $12,880,000 of total gross unrecognized tax benefits. Of this total, approximately $9,830,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company believes it is reasonably possible that it will reduce its net unrecognized tax benefits by $5,974,000 within the next twelve months due to the expected conclusion of jurisdictional reviews and the lapse of the statute of limitations on certain positions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2017	$7,852
Addition for tax positions of current year	1,724
Addition for tax positions of prior years	6,624
Reduction of tax positions from prior years	(3,794)
Gross unrecognized tax benefits balance at December 31, 2017	$12,406
Addition for tax positions of current year	2,233
Reduction of tax positions from prior years	(2,602)
Gross unrecognized tax benefits balance at December 31, 2018	$12,037
Addition for tax positions of current year	2,430
Addition for tax positions of prior years	133
Reduction of tax positions from prior years	(1,720)
Gross unrecognized tax benefits balance at December 31, 2019	$12,880

The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2019 and 2017, the Company had approximately $3,179,000 and $2,519,000, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2013 through 2019 remain open to examination by various taxing jurisdictions.
A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal income taxes	3.4%	3.8%	3.1%
Unrecognized tax benefit adjustments	(1.0)%	(1.0)%	(1.9)%
Foreign operations tax differential	(0.5)%	0.3%	(1.4)%
Non-deductible (gains) losses on investments	(1.6)%	0.2%	0.2%
Non-taxable (gains) losses on investments	0.9%	0.1%	(0.2)%
Tax Act	—%	(0.1)%	8.0%
Other	1.0%	(1.2)%	(0.3)%
Effective income tax rate	23.2%	23.1%	42.5%

15. Goodwill and Intangible Assets
The following table summarizes the changes in the Company’s goodwill and intangible assets:

(in thousands)	Goodwill	Finite-Lived Intangible Assets	Indefinite-Lived Intangible Assets
Balance at January 1, 2018	$19,034	$95	$1,250
Currency revaluation	(533)	—	—
Amortization	N/A	(95)	N/A
Balance at December 31, 2018	$18,501	$—	$1,250
Currency revaluation	(191)	—	—
Amortization	N/A	—	N/A
Balance at December 31, 2019	$18,310	$—	$1,250

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s intangible assets:

(in thousands)	Remaining Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
2019
Non-amortized intangible assets:
Mutual fund management contracts	—	$1,250	$—	$1,250
2018
Amortized intangible assets:
Client relationships	—	$1,543	$(1,543)	$—
Non-amortized intangible assets:
Mutual fund management contracts	—	1,250	—	1,250
Total		$2,793	$(1,543)	$1,250

Amortization expense related to the intangible assets was approximately $95,000 and $89,000 for the years ended December 31, 2018 and 2017, respectively.
16. Leases

The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's lease cost included in general and administrative expense in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Operating lease cost	$11,495	$11,552	$11,334

Supplemental cash flow information related to operating leases is summarized below:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities	$12,365	$11,709	$11,579
Right-of-use assets obtained in exchange for new lease liabilities	—	614	—

Other information related to operating leases is summarized below:

	Years Ended December 31,
	2019	2018	2017
Weighted-average remaining lease term (years)	4	5	6
Weighted-average discount rate	2.8%	2.8%	2.8%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the maturities of lease liabilities at December 31, 2019 (in thousands):

Year Ending December 31,	Operating Leases
2020	$11,933
2021	11,184
2022	10,882
2023	10,855
2024	963
Total remaining undiscounted lease payments	45,817
Less: imputed interest	2,468
Total remaining discounted lease payments	$43,349

17. Concentration of Credit Risk
The Company’s cash and cash equivalents are principally on deposit with major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated funds and third-party institutional separate account subadvisory relationship, which is comprised of multiple accounts, provided 10% or more of the total revenue of the Company:

	Years Ended December 31,
(in thousands, except percentages)	2019	2018	2017
Cohen & Steers Preferred Securities and Income Fund, Inc. (CPX):
Investment advisory and administration fees	$56,638	$53,059	$53,594
Distribution and service fees	12,753	13,525	14,744
Total	$69,391	$66,584	$68,338
Percent of total revenue	16.9%	17.5%	18.0%

Cohen & Steers Real Estate Securities Fund, Inc. (CSI):
Investment advisory and administration fees	$41,971	$31,759	$27,033
Distribution and service fees	8,128	6,841	7,662
Total	$50,099	$38,600	$34,695
Percent of total revenue	12.2%	10.1%	9.2%

Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$32,884	$33,827	$38,392
Distribution and service fees	4,079	4,032	4,602
Total	$36,963	$37,859	$42,994
Percent of total revenue	9.0%	9.9%	11.4%

Daiwa Asset Management:
Investment advisory fees	$31,957	$33,454	$40,791
Percent of total revenue	7.8%	8.8%	10.8%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data:

	Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th	Total
2019
Revenue	$94,226	$101,792	$104,965	$109,847	$410,830
Operating income	35,435	38,104	40,133	46,462	160,134
Net income attributable to common stockholders	32,543	31,333	34,017	36,728	134,621
Earnings per share attributable to common stockholders:
Basic	0.69	0.66	0.72	0.78	2.85
Diluted	0.68	0.65	0.70	0.75	2.79
Weighted-average shares outstanding:
Basic	47,146	47,304	47,316	47,324	47,273
Diluted	47,642	48,175	48,412	48,703	48,297

2018
Revenue	$94,464	$94,410	$98,331	$93,906	$381,111
Operating income	37,219	36,287	39,223	34,309	147,038
Net income attributable to common stockholders	27,586	29,959	30,790	25,561	113,896
Earnings per share attributable to common stockholders:
Basic	0.59	0.64	0.66	0.55	2.43
Diluted	0.59	0.63	0.65	0.54	2.40
Weighted-average shares outstanding:
Basic	46,683	46,819	46,830	46,842	46,794
Diluted	47,152	47,311	47,524	47,562	47,381

19. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On February 20, 2020, CNS declared a quarterly dividend on its common stock in the amount of $0.39 per share. This dividend will be payable on March 12, 2020 to stockholders of record at the close of business on March 2, 2020.