Form 10-Q
period 2020-03-31
COHEN & STEERS, INC.
filed 2020-05-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 4, 2020 was 47,767,225.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q

* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance, and our expectations regarding the impact of the recent coronavirus (COVID-19) pandemic. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "may," "should," "seeks," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$42,960	$101,352
Investments ($65,180 and $82,829) (1)	141,697	155,213
Accounts receivable	63,659	59,101
Due from brokers ($145 and $1,743) (1)	145	1,743
Property and equipment—net	12,091	12,486
Operating lease right-of-use assets	35,961	38,440
Goodwill and intangible assets—net	19,326	19,560
Deferred income tax asset—net	6,836	7,091
Other assets ($1,237 and $1,041) (1)	10,980	7,433
Total assets	$333,655	$402,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$12,796	$48,105
Distribution and service fees payable	6,029	7,318
Operating lease liabilities	40,587	43,349
Income tax payable	23,162	22,194
Due to brokers ($82 and $366) (1)	82	366
Other liabilities and accrued expenses ($506 and $784) (1)	13,894	13,972
Total liabilities	96,550	135,304
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	41,601	53,412
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,436,455 and 52,580,246 shares issued at March 31, 2020 and December 31, 2019, respectively	535	527
Additional paid-in capital	644,397	636,788
Accumulated deficit	(240,930)	(242,461)
Accumulated other comprehensive loss, net of tax	(7,826)	(6,326)
Less: Treasury stock, at cost, 5,673,028 and 5,329,820 shares at March 31, 2020 and December 31, 2019, respectively	(200,672)	(174,825)
Total stockholders' equity	195,504	213,703
Total liabilities and stockholders' equity	$333,655	$402,419
_________________________
(1) Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2020 and December 31, 2019 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019 (1)
Revenue:
Investment advisory and administration fees	$97,289	$86,804
Distribution and service fees	7,783	6,973
Other	758	449
Total revenue	105,830	94,226
Expenses:
Employee compensation and benefits	38,617	33,715
Distribution and service fees	14,104	12,536
General and administrative	23,588	11,438
Depreciation and amortization	1,152	1,102
Total expenses	77,461	58,791
Operating income (loss)	28,369	35,435
Non-operating income (loss):
Interest and dividend income—net	1,149	1,541
Gain (loss) from investments—net	(22,027)	13,864
Foreign currency gain (loss)—net	1,035	(495)
Total non-operating income (loss)	(19,843)	14,910
Income before provision for income taxes	8,526	50,345
Provision for income taxes	458	10,368
Net income	8,068	39,977
Less: Net (income) loss attributable to redeemable noncontrolling interests	12,504	(7,434)
Net income attributable to common stockholders	$20,572	$32,543

Earnings per share attributable to common stockholders:
Basic	$0.43	$0.69
Diluted	$0.42	$0.68
Dividends declared per share	$0.39	$0.36
Weighted average shares outstanding:
Basic	47,651	47,146
Diluted	48,591	47,642
_________________________
(1) Revenue amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$8,068	$39,977
Less: Net (income) loss attributable to redeemable noncontrolling interests	12,504	(7,434)
Net income attributable to common stockholders	20,572	32,543
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1,500)	398
Total comprehensive income attributable to common stockholders	$19,072	$32,941

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2020	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412
Dividends ($0.39 per share)	—	—	(19,041)	—	—	(19,041)	—
Issuance of common stock	8	297	—	—	—	305	—
Repurchase of common stock	—	—	—	—	(25,847)	(25,847)	—
Issuance of restricted stock units—net	—	553	—	—	—	553	—
Amortization of restricted stock units	—	6,775	—	—	—	6,775	—
Forfeitures of restricted stock units	—	(16)	—	—	—	(16)	—
Net income (loss)	—	—	20,572	—	—	20,572	(12,504)
Other comprehensive income (loss), net of tax	—	—	—	(1,500)	—	(1,500)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	693
March 31, 2020	$535	$644,397	$(240,930)	$(7,826)	$(200,672)	$195,504	$41,601

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2019	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192
Dividends ($0.36 per share)	—		(17,662)	—	—	(17,662)	—
Issuance of common stock	7	315	—	—	—	322	—
Repurchase of common stock	—	—	—	—	(10,353)	(10,353)	—
Issuance of restricted stock units—net	—	797	—	—	—	797	—
Amortization of restricted stock units	—	6,470	—	—	—	6,470	—
Forfeitures of restricted stock units	—	—	—	—	—	—	—
Net income (loss)	—	—	32,543	—	—	32,543	7,434
Other comprehensive income (loss), net of tax	—	—	—	398	—	398	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	10,932
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(68,204)
March 31, 2019	$525	$609,854	$(193,523)	$(6,925)	$(174,770)	$235,161	$64,354

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,068	$39,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	6,970	6,668
Amortization of deferred commissions	443	236
Depreciation and amortization	1,152	1,102
Amortization of right-of-use assets	2,479	2,511
Amortization (accretion) of premium (discount) on held-to-maturity investments	(84)	(59)
(Gain) loss from investments—net	22,027	(13,864)
Deferred income taxes	281	58
Foreign currency (gain) loss	158	(177)
Changes in operating assets and liabilities:
Accounts receivable	(4,716)	(9,415)
Due from brokers	1,598	(1,225)
Deferred commissions	(440)	(299)
Investments within consolidated funds	(2,011)	(18,543)
Other assets	(2,343)	(3,297)
Accrued compensation	(35,309)	(32,366)
Distribution and service fees payable	(1,289)	(1,633)
Operating lease liabilities	(2,762)	(2,720)
Due to brokers	(284)	317
Income tax payable	968	8,680
Other liabilities and accrued expenses	(459)	(5,454)
Net cash provided by (used in) operating activities	(5,553)	(29,503)
Cash flows from investing activities:
Purchases of investments	(9,634)	(24,692)
Proceeds from sales and maturities of investments	2,392	34,420
Purchases of property and equipment	(843)	(989)
Proceeds from sales of property and equipment	73	—
Net cash provided by (used in) investing activities	(8,012)	8,739
Cash flows from financing activities:
Issuance of common stock—net	259	274
Repurchase of common stock	(25,847)	(10,353)
Dividends to stockholders	(18,653)	(17,015)
Distributions to redeemable noncontrolling interests	(1,946)	(2,985)
Contributions from redeemable noncontrolling interests	2,639	13,917
Net cash provided by (used in) financing activities	(43,548)	(16,162)
Net increase (decrease) in cash and cash equivalents	(57,113)	(36,926)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,279)	579
Cash and cash equivalents, beginning of the period	101,352	92,733
Cash and cash equivalents, end of the period	$42,960	$56,386

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the three months ended March 31, 2020 and 2019, the Company paid taxes of approximately $1,784,000 and received tax refunds of approximately $2,517,000. During the three months ended March 31, 2019, the Company paid taxes of approximately $1,641,000.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $388,000 and $647,000 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.
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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Pronouncements—In January 2017, the Financial Accounting Standards Board (FASB) issued guidance to simplify the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance became effective on January 1, 2020. The Company's adoption of the new standard did not have a material effect on its condensed consolidated financial statements and related disclosures.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This guidance amended guidance related to reporting credit losses for financial assets measured at amortized cost and replaced the incurred loss impairment model with a current expected credit loss (CECL) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. This new guidance became effective on January 1, 2020. The Company's adoption of the new standard did not have a material effect on its condensed consolidated financial statements and related disclosures.

Accounting Estimates—The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact.
Reclassifications—The Company reclassified certain prior period amounts in the condensed consolidated financial statements to conform with the current period presentation. Prior period revenue amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.

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
Cash and Cash Equivalents—Cash and cash equivalents are on deposit with several highly rated financial institutions and consist of short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
Due from/to Brokers—Company-sponsored funds that are consolidated transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balance represents cash balances at brokers/custodians and/or receivables and payables for unsettled securities transactions with brokers.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At March 31, 2020, the Company's investments were comprised of the following:
•Equity investments at fair value, which generally represent equity securities held within the affiliated funds that the Company consolidates, individual equity securities held directly for the purposes of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence.
•Trading investments, which generally represent debt securities held within the affiliated funds that the Company consolidates and individual debt securities held directly for the purposes of establishing performance track records.
•Held-to-maturity investments, which generally represent fixed income securities recorded at amortized cost. Under the CECL model, any expected credit losses are recognized as an allowance, which represents an adjustment to the amortized costs basis. The Company did not record any provision for credit losses on these securities during the three months ended March 31, 2020.
•Equity method investments, which generally represent seed investments in affiliated funds in which the Company owns between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the affiliated investee fund net income or loss for the period which is recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
From time to time, the Company, including the affiliated funds consolidated by the Company, enters into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios, including options, futures and swaps contracts. Gains and losses on derivative contracts are recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. At March 31, 2020, none of the outstanding derivative contracts were subject to a master netting agreement or other similar arrangement.
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
Leases—The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company’s condensed consolidated statements of financial condition.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used an incremental borrowing rate based on the information available as of the lease commencement dates in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that the Company will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts, Company-sponsored open-end and closed-end funds as well as model-based portfolios. Investment advisory fees are earned pursuant to the terms of investment management agreements and are generally based on a contractual fee rate applied to the average assets in the portfolio. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
In certain instances, the Company may earn performance fees when specified performance hurdles are met during the performance period. Performance fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be a significant reversal of the cumulative revenue recognized.
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
Distribution fees represent payments made to qualified intermediaries for (i) assistance in connection with the distribution of the Company's sponsored open-end funds' shares and (ii) for other expenses such as advertising, printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940. Distribution fees are based on the average daily net assets under management of certain share classes of certain of the funds.
Shareholder servicing fees represent payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. Shareholder servicing fees are generally based on the average assets under management.
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing and marketing and support of the Company's sponsored open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management.
Stock-based Compensation—The Company recognizes compensation expense for the grant-date fair value of awards of equity instruments to certain employees. This expense is recognized over the period during which employees are required to provide service. Forfeitures are recorded as incurred.
Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years at tax rates that are expected to apply in those years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years at tax rates that are expected to apply in those years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods is based on the Company's best estimate of the effective tax rate expected to be applied to the full fiscal year adjusted for discrete items during the period.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was ($7,826,000) and ($6,326,000) at March 31, 2020 and December 31, 2019, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries are included in non-operating income (loss) in the condensed consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss), net of tax.
Recently Issued Accounting Pronouncements—In December 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the rate approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This new guidance will be effective on January 1, 2021. The Company does not expect the adoption of the new guidance to have a material effect on its condensed consolidated financial statements and related disclosures.

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended March 31,
(in thousands)	2020	2019
Client domicile:
North America	$91,007	$80,443
Japan	8,416	8,231
Asia Pacific excluding Japan	3,072	3,152
Europe, Middle East and Africa	3,335	2,400
Total	$105,830	$94,226

	Three Months Ended March 31,
(in thousands)	2020	2019
Investment vehicle:
Open-end funds (1)	$57,591	$48,600
Closed-end funds	19,622	19,052
Institutional accounts	27,859	26,125
Other (2)	758	449
Total	$105,830	$94,226
________________________
(1) Included distribution and service fees of $7.8 million and $7.0 million for the three months ended March 31, 2020 and 2019, respectively.
(2) Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to open-end funds and institutional accounts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4. Investments

The following table summarizes the Company's investments:

(in thousands)	March 31, 2020	December 31, 2019
Equity investments at fair value	$77,346	$89,872
Trading	14,053	14,980
Held-to-maturity carried at amortized cost (1)	49,891	49,807
Equity method	407	554
Total investments	$141,697	$155,213
_________________________
(1) Held-to-maturity investments had a fair value of approximately $50.3 million and $50.0 million at March 31, 2020 and December 31, 2019, respectively. These securities would be classified as level 2 within the fair value hierarchy if carried at fair value. Original maturities ranged from 12 to 24 months at March 31, 2020 and December 31, 2019.
The Company seeded one new fund during the three months ended March 31, 2019.
The following table summarizes gain (loss)—net from investments:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net realized gains (losses) during the period	$(1,230)	$(767)
Net unrealized gains (losses) during the period on investments still held at the end of the period	(20,797)	14,631
Gain (loss) from investments—net (1)	$(22,027)	$13,864
________________________
(1) Included net income (loss) attributable to redeemable noncontrolling interests.
At March 31, 2020 and December 31, 2019, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), SICAV GRE and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP).
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	March 31, 2020
(in thousands)	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$5,988	$331	$33,798	$25,063	$65,180
Due from brokers	—	75	11	59	145
Other assets	118	—	771	348	1,237
Total assets	$6,106	$406	$34,580	$25,470	$66,562

Liabilities (1)
Due to brokers	$14	$—	$25	$43	$82
Other liabilities and accrued expenses	84	5	255	162	506
Total liabilities	$98	$5	$280	$205	$588

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

5. Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurement (ASC 820) specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:
•Level 1—Unadjusted quoted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable. If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.
•Level 3—Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables present fair value measurements:

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$32,395	$—	$—	$—	$—	$32,395
Equity investments at fair value
Common stocks	$75,669	$—	$—	$—	$—	$75,669
Company-sponsored funds	106	—	—	—	—	106
Limited partnership interests	449	—	—	331	—	780
Preferred securities	630	55	—	—	—	685
Other	—	—	—	106	—	106
Total	$76,854	$55	$—	$437	$—	$77,346
Trading investments
Fixed income	$—	$14,053	$—	$—	$—	$14,053
Held-to-maturity investments	$—	$—	$—	$—	$49,891	$49,891
Equity method investments	$—	$—	$—	$407	$—	$407

Total investments	$76,854	$14,108	$—	$844	$49,891	$141,697

Derivatives - assets
Commodity futures	$582	$—	$—	$—	$—	$582
Foreign exchange	—	229	—	—	—	229
Total	$582	$229	$—	$—	$—	$811
Derivatives - liabilities
Commodity futures	$1,769	$—	$—	$—	$—	$1,769
Commodity swap	—	49	—	—	—	49
Foreign exchange	—	102	—	—	—	102
Total	$1,769	$151	$—	$—	$—	$1,920

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$85,889	$—	$—	$—	$—	$85,889
Equity investments at fair value
Common stocks	$87,408	$—	$—	$—	$—	$87,408
Company-sponsored funds	132	—	—	—	—	132
Limited partnership interests	1,048	—	—	337	—	1,385
Preferred securities	704	108	—	—	—	812
Other	—	—	—	135	—	135
Total	$89,292	$108	$—	$472	$—	$89,872
Trading investments
Fixed income	$—	$14,980	$—	$—	$—	$14,980
Held-to-maturity investments	$—	$—	$—	$—	$49,807	$49,807
Equity method investments	$—	$—	$—	$554	$—	$554

Total investments	$89,292	$15,088	$—	$1,026	$49,807	$155,213

Derivatives - assets
Commodity futures	$570	$—	$—	$—	$—	$570
Foreign exchange	—	74	—	—	—	74
Total	$570	$74	$—	$—	$—	$644
Derivatives - liabilities
Commodity futures	$339	$—	$—	$—	$—	$339
Commodity swap	—	173	—	—	—	173
Foreign exchange	—	44	—	—	—	44
Total	$339	$217	$—	$—	$—	$556
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:
•Equity investments at fair value - limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities, both of which are valued based on the NAVs of the underlying investments. At March 31, 2020 and December 31, 2019, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
•Equity method investments - includes the Company's partnership interests in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and the Cohen & Steers Global Realty Focus Fund (GRF), a series of Cohen & Steers Series LP. GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either March 31, 2020 or December 31, 2019. GRF invests in global real estate investment trusts and other publicly traded real estate companies. The Company's ownership interest was approximately 1.4% and the Company had the ability to redeem the investment in GRF with 15 days' notice. The Company's risk with respect to both investments is limited to its equity ownership interest and any uncollected management fees.
Held-to-maturity investments were comprised of U.S. Treasury securities, which were directly issued by the U.S. government, with original maturities of 12 to 24 months at March 31, 2020 and December 31, 2019. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
Investments measured at NAV and held-to-maturity investments have not been classified in the fair value hierarchy. The amounts presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statement of financial condition.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Derivatives

The following tables summarize the notional amount and fair value of the derivative financial instruments that are not designated in a formal hedging relationship:

	As of March 31, 2020
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Commodity futures	$12,575	$3,711	$582	$1,769
Commodity swap	—	7,000	—	49
Foreign exchange	—	18,339	229	102
	$12,575	$29,050	$811	$1,920

	As of December 31, 2019
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Commodity futures	$14,394	$4,623	$570	$339
Commodity swap	—	8,909	—	173
Foreign exchange	—	10,787	74	44
	$14,394	$24,319	$644	$556
________________________
(1) The fair value of the derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the
Company's condensed consolidated statements of financial condition.
The Company's exposure to commodity futures is limited to certain seed capital investments. Commodity swap contracts are utilized to economically hedge and reduce the overall risk of the Company's market exposure to these investments. The Company enters into foreign exchange contracts to sell currency to economically hedge exposure arising from certain non-U.S. dollar investment advisory fees.
Investments of approximately $3,190,000 and $1,713,000 on the condensed consolidated statements of financial condition at March 31, 2020 and December 31, 2019, respectively, were held as collateral for futures and swap contracts.
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended March 31,
(in thousands)	2020	2019
Commodity futures	$(2,101)	$896
Commodity swap	2,141	(741)
Foreign exchange	97	192
Total (1)	$137	$347
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
There were no anti-dilutive common stock equivalents for the three months ended March 31, 2020. Anti-dilutive common stock equivalents of approximately 4,700 shares were excluded from the computation for the three months ended March 31, 2019.
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net income	$8,068	$39,977
Less: Net (income) loss attributable to redeemable noncontrolling interests	12,504	(7,434)
Net income attributable to common stockholders	$20,572	$32,543
Basic weighted average shares outstanding	47,651	47,146
Dilutive potential shares from restricted stock units	940	496
Diluted weighted average shares outstanding	48,591	47,642

Basic earnings per share attributable to common stockholders	$0.43	$0.69
Diluted earnings per share attributable to common stockholders	$0.42	$0.68

8. Income Taxes

The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2020 was approximately 2.2%, compared with approximately 24.2% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the establishment of a valuation allowance associated with unrealized losses on our seed investments, partially offset by discrete tax items, primarily related to the appreciated value of the restricted stock units delivered in January 2020. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by a discrete item related to the appreciated value of the restricted stock units delivered in January 2019.
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

9. Regulatory Requirements

CSS, a registered broker-dealer in the U.S., is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At March 31, 2020, CSS had net capital of approximately $3.1 million, which exceeded its requirement by approximately $2.9 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At March 31, 2020, CSAL had regulatory capital of approximately $10.5 million, which exceeded its minimum regulatory capital requirement by approximately $10.1 million.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At March 31, 2020, CSUK had regulatory capital of approximately $20.9 million, which exceeded its minimum regulatory capital requirement by approximately $17.2 million. During the three months ended March 31, 2020, CSUK paid a dividend in the amount of approximately $14.8 million to its parent, Cohen & Steers, Inc.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of approximately $463,000. At March 31, 2020, CSJL had stated capital in excess of this requirement.
CSIL is an Irish registered company. The Company has applied for a license with the Central Bank of Ireland to conduct regulated business in Ireland.

10. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, affiliated funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended March 31,
(in thousands)	2020	2019
Investment advisory and administration fees (1)	$68,342	$59,696
Distribution and service fees	7,783	6,973
Total	$76,125	$66,669
_________________________
(1) Investment advisory and administration fees are reflected net of fund reimbursements of $3.2 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.
The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds that are not consolidated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Proceeds from sales	$7	$21,107
Gross realized gains	—	—
Gross realized losses	—	(907)
Dividend income	1	2
Included in accounts receivable at March 31, 2020 and December 31, 2019 are receivables due from Company-sponsored funds of approximately $24,203,000 and $27,725,000, respectively. Included in accounts payable at March 31, 2020 and December 31, 2019 are payables due to Company-sponsored funds of approximately $1,700,000 and $1,498,000, respectively.

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of March 31, 2020, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. At March 31, 2020, the unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition.

12. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with several highly rated financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On May 7, 2020, the Company declared a quarterly dividend on its common stock in the amount of $0.39 per share. The dividend will be payable on June 2, 2020 to stockholders of record at the close of business on May 18, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts as well as investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts, foreign currency fluctuations and distributions. This revenue is recognized over the period that the assets are managed.
COVID-19
On March 11, 2020, the World Health Organization characterized the recent coronavirus (COVID-19) outbreak as a pandemic. As its impacts have become more severe, governments across the world have taken steps to contain the virus by restricting human movement through numerous measures including travel bans, social distancing, quarantines, shelter-in-place orders, and business shutdowns. These measures have resulted in an unprecedented near-halt of the global economy. Such measures may remain in place for a significant period, and they are likely to continue to adversely affect the global economy and impact our business.
While the initial economic disruption was triggered by non-economic factors, continuation of the shutdown of businesses and entire industries, increases in unemployment, implementation of furloughs, lost wages across populations and a significant drop in consumer and business spending, are expected to result in a recession, the duration and gravity of which is unknown. A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and policy decisions made by governments across the globe as they react to evolving local and global conditions. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain. The extent of the pandemic’s impact on the global economy, our business and our results of operations is not yet known.

The Company is continuously managing and evaluating the impact of the COVID-19 pandemic. We activated our Business Continuity Plan by implementing a policy for all employees to work from home effective on March 16, 2020. Ongoing business operations, including investment, trading, operational and client service capabilities have not been materially impacted as a result of the recent COVID-19 pandemic. We have also altered our travel policy, suspending all domestic and international air travel, and are leveraging our IT infrastructure to conduct virtual meetings with both internal and external parties. We remain focused on managing our clients' portfolios while managing the safety of our employees, families and communities.
The full scope and duration of the social, market and economic fallout from the COVID-19 pandemic is currently unknown and impossible to predict, and conditions emanating from the outbreak may worsen dramatically from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. Please refer to Part II - Item 1A Risk Factors below for additional information regarding the effect on our business COVID-19 has had and may continue to have.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended March 31,
	2020	2019 (1)
Institutional Accounts
Assets under management, beginning of period	$31,813	$27,148
Inflows	2,263	851
Outflows	(1,461)	(1,187)
Net inflows (outflows)	802	(336)
Market appreciation (depreciation)	(7,254)	3,975
Distributions	(316)	(361)
Transfers	—	5
Total increase (decrease)	(6,768)	3,283
Assets under management, end of period	$25,045	$30,431
Percentage of total assets under management	43.7%	46.0%
Average assets under management	$29,894	$29,169

Open-end Funds
Assets under management, beginning of period	$30,725	$22,295
Inflows	4,377	3,100
Outflows	(4,310)	(1,690)
Net inflows (outflows)	67	1,410
Market appreciation (depreciation)	(6,004)	2,914
Distributions	(227)	(207)
Transfers	—	(5)
Total increase (decrease)	(6,164)	4,112
Assets under management, end of period	$24,561	$26,407
Percentage of total assets under management	42.8%	39.9%
Average assets under management	$29,808	$24,665

Closed-end Funds
Assets under management, beginning of period	$9,644	$8,410
Inflows	403	—
Outflows	(88)	—
Net inflows (outflows)	315	—
Market appreciation (depreciation)	(2,068)	1,007
Distributions	(128)	(127)
Total increase (decrease)	(1,881)	880
Assets under management, end of period	$7,763	$9,290
Percentage of total assets under management	13.5%	14.0%
Average assets under management	$9,286	$8,983

Total
Assets under management, beginning of period	$72,182	$57,853
Inflows	7,043	3,951
Outflows	(5,859)	(2,877)
Net inflows (outflows)	1,184	1,074
Market appreciation (depreciation)	(15,326)	7,896
Distributions	(671)	(695)
Total increase (decrease)	(14,813)	8,275
Assets under management, end of period	$57,369	$66,128
Average assets under management	$68,988	$62,817
_________________________
(1) Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended March 31,
	2020	2019 (1)
Advisory
Assets under management, beginning of period	$15,669	$12,065
Inflows	$1,434	$288
Outflows	(737)	(318)
Net inflows (outflows)	697	(30)
Market appreciation (depreciation)	(3,318)	1,650
Transfers	—	5
Total increase (decrease)	(2,621)	1,625
Assets under management, end of period	$13,048	$13,690
Percentage of total assets under management	52.1%	45.0%
Average assets under management	$14,836	$13,140

Japan Subadvisory
Assets under management, beginning of period	$10,323	$9,288
Inflows	558	27
Outflows	(278)	(287)
Net inflows (outflows)	280	(260)
Market appreciation (depreciation)	(2,495)	1,493
Distributions	(316)	(361)
Total increase (decrease)	(2,531)	872
Assets under management, end of period	$7,792	$10,160
Percentage of total assets under management	31.1%	33.4%
Average assets under management	$9,620	$9,806

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,821	$5,795
Inflows	271	536
Outflows	(446)	(582)
Net inflows (outflows)	(175)	(46)
Market appreciation (depreciation)	(1,441)	832
Total increase (decrease)	(1,616)	786
Assets under management, end of period	$4,205	$6,581
Percentage of total assets under management	16.8%	21.6%
Average assets under management	$5,438	$6,223

Total Institutional Accounts
Assets under management, beginning of period	$31,813	$27,148
Inflows	2,263	851
Outflows	(1,461)	(1,187)
Net inflows (outflows)	802	(336)
Market appreciation (depreciation)	(7,254)	3,975
Distributions	(316)	(361)
Transfers	—	5
Total increase (decrease)	(6,768)	3,283
Assets under management, end of period	$25,045	$30,431
Average assets under management	$29,894	$29,169
_________________________
(1) Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended March 31,
	2020	2019 (1)
U.S. Real Estate
Assets under management, beginning of period	$31,024	$24,627
Inflows	2,487	1,350
Outflows	(1,931)	(982)
Net inflows (outflows)	556	368
Market appreciation (depreciation)	(7,377)	4,092
Distributions	(440)	(479)
Transfers	31	—
Total increase (decrease)	(7,230)	3,981
Assets under management, end of period	$23,794	$28,608
Percentage of total assets under management	41.5%	43.3%
Average assets under management	$29,536	$27,090

Preferred Securities
Assets under management, beginning of period	$17,581	$13,068
Inflows	2,456	1,758
Outflows	(2,576)	(724)
Net inflows (outflows)	(120)	1,034
Market appreciation (depreciation)	(2,395)	975
Distributions	(163)	(137)
Transfers	(31)	—
Total increase (decrease)	(2,709)	1,872
Assets under management, end of period	$14,872	$14,940
Percentage of total assets under management	25.9%	22.6%
Average assets under management	$17,253	$14,119

Global/International Real Estate
Assets under management, beginning of period	$13,509	$11,047
Inflows	1,747	661
Outflows	(898)	(469)
Net inflows (outflows)	849	192
Market appreciation (depreciation)	(3,345)	1,658
Distributions	(8)	(19)
Total increase (decrease)	(2,504)	1,831
Assets under management, end of period	$11,005	$12,878
Percentage of total assets under management	19.2%	19.5%
Average assets under management	$12,732	$12,103
_________________________
(1) Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended March 31,
	2020	2019 (1)
Global Listed Infrastructure
Assets under management, beginning of period	$8,076	$6,517
Inflows	290	122
Outflows	(389)	(122)
Net inflows (outflows)	(99)	—
Market appreciation (depreciation)	(1,748)	918
Distributions	(54)	(48)
Total increase (decrease)	(1,901)	870
Assets under management, end of period	$6,175	$7,387
Percentage of total assets under management	10.8%	11.2%
Average assets under management	$7,614	$7,082

Other
Assets under management, beginning of period	$1,992	$2,594
Inflows	63	60
Outflows	(65)	(580)
Net inflows (outflows)	(2)	(520)
Market appreciation (depreciation)	(461)	253
Distributions	(6)	(12)
Total increase (decrease)	(469)	(279)
Assets under management, end of period	$1,523	$2,315
Percentage of total assets under management	2.7%	3.5%
Average assets under management	$1,853	$2,423

Total
Assets under management, beginning of period	$72,182	$57,853
Inflows	7,043	3,951
Outflows	(5,859)	(2,877)
Net inflows (outflows)	1,184	1,074
Market appreciation (depreciation)	(15,326)	7,896
Distributions	(671)	(695)
Total increase (decrease)	(14,813)	8,275
Assets under management, end of period	$57,369	$66,128
Average assets under management	$68,988	$62,817
_________________________
(1) Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Investment Performance at March 31, 2020
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
(2) © 2020 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2020. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at March 31, 2020 decreased 13.2% to $57.4 billion from $66.1 billion at March 31, 2019. The decrease was due to market depreciation of $8.6 billion, which included the impact of the market declines primarily related to the COVID-19 pandemic, and distributions of $4.0 billion, partially offset by net inflows of $3.9 billion. Net inflows included $2.1 billion into U.S. real estate and $1.5 billion into preferred securities. Market depreciation included $4.1 billion from U.S. real estate, $2.1 billion from global/international real estate, $1.1 billion from global listed infrastructure and $964 million from preferred securities. Distributions included $2.8 billion from U.S. real estate and $623 million from preferred securities. Our annualized organic growth rate was 6.6% for the three months ended March 31, 2020, compared with 7.5% for the three months ended March 31, 2019. The organic growth/decay rate represents the ratio of annualized net flows for the quarter to the beginning assets under management of the respective period.

Average assets under management for the three months ended March 31, 2020 increased 9.8% to $69.0 billion from $62.8 billion for the three months ended March 31, 2019.
Institutional accounts
Assets under management in institutional accounts at March 31, 2020, which represented 43.7% of total assets under management, decreased 17.7% to $25.0 billion from $30.4 billion at March 31, 2019. The decrease was due to market depreciation of $4.4 billion and distributions of $1.3 billion, partially offset by net inflows of $223 million. Net inflows included $400 million into global/international real estate and $192 million into U.S. real estate, partially offset by net outflows of $327 million from preferred securities. Market depreciation included $1.8 billion from U.S. real estate, $1.7 billion from global/international real estate and $407 million from global listed infrastructure. Distributions included $1.2 billion from U.S. real estate. Our annualized organic growth rate for institutional accounts was 10.1% for the three months ended March 31, 2020, compared with organic decay of 5.0% for the three months ended March 31, 2019.
Average assets under management for institutional accounts for the three months ended March 31, 2020 increased 2.5% to $29.9 billion from $29.2 billion for the three months ended March 31, 2019.
Assets under management in institutional advisory accounts at March 31, 2020, which represented 52.1% of institutional assets under management, decreased 4.7% to $13.0 billion from $13.7 billion at March 31, 2019. The decrease was due to market depreciation of $1.9 billion, partially offset by net inflows of $1.3 billion. Net inflows included $1.4 billion into global/international real estate, partially offset by net outflows of $187 million from U.S. real estate. Market depreciation included $831 million from global/international real estate, $558 million from U.S. real estate and $224 million from global listed infrastructure. Our annualized organic growth rate for institutional advisory accounts was 17.9% for the three months ended March 31, 2020, compared with organic decay of 1.0% for the three months ended March 31, 2019.
Average assets under management for institutional advisory accounts for the three months ended March 31, 2020 increased 12.9% to $14.8 billion from $13.1 billion for the three months ended March 31, 2019.
Assets under management in Japan subadvisory accounts at March 31, 2020, which represented 31.1% of institutional assets under management, decreased 23.3% to $7.8 billion from $10.2 billion at March 31, 2019. The decrease was due to market depreciation of $1.5 billion and distributions of $1.3 billion, partially offset by net inflows of $406 million. Net inflows included $567 million into U.S. real estate, partially offset by net outflows of $228 million from preferred securities. Market depreciation and distributions each included $1.2 billion from U.S. real estate. Our annualized organic growth rate for Japan subadvisory accounts was 10.9% for the three months ended March 31, 2020, compared with organic decay of 11.4% for the three months ended March 31, 2019.
Average assets under management for Japan subadvisory accounts for the three months ended March 31, 2020 decreased 1.9% to $9.6 billion from $9.8 billion for the three months ended March 31, 2019.
Assets under management in institutional subadvisory accounts excluding Japan at March 31, 2020, which represented 16.8% of institutional assets under management, decreased 36.1% to $4.2 billion from $6.6 billion at March 31, 2019. The decrease was due to net outflows of $1.5 billion and market depreciation of $907 million. Net outflows included $1.1 billion from global/international real estate and $188 million from U.S. real estate. Market depreciation included $606 million from global/international real estate and $179 million from global listed infrastructure. Our annualized organic decay rate for institutional subadvisory accounts excluding Japan was 12.1% for the three months ended March 31, 2020, compared with 3.2% for the three months ended March 31, 2019.
Average assets under management for institutional subadvisory accounts excluding Japan for the three months ended March 31, 2020 decreased 12.6% to $5.4 billion from $6.2 billion for the three months ended March 31, 2019.
Open-end funds
Assets under management in open-end funds at March 31, 2020, which represented 42.8% of total assets under management, decreased 7.0% to $24.6 billion from $26.4 billion at March 31, 2019. The decrease was due to market depreciation of $3.0 billion and distributions of $2.2 billion, partially offset by net inflows of $3.4 billion. Net inflows included $1.9 billion into preferred securities and $1.5 billion into U.S. real estate. Market depreciation included $1.8 billion from U.S. real estate and $625 million from preferred securities. Distributions included $1.5 billion from U.S. real estate and $506 million from preferred securities. Our annualized organic growth rate for open-end funds was 0.9% for the three months ended March 31, 2020, compared with 25.6% for the three months ended March 31, 2019.

Average assets under management for open-end funds for the three months ended March 31, 2020 increased 20.9% to $29.8 billion from $24.7 billion for the three months ended March 31, 2019.
Closed-end funds
Assets under management in closed-end funds at March 31, 2020, which represented 13.5% of total assets under management, decreased 16.4% to $7.8 billion from $9.3 billion at March 31, 2019. The decrease was due to market depreciation of $1.3 billion and distributions of $514 million, partially offset by net inflows of $240 million, primarily due to the Cohen & Steers Quality Income Realty Fund, Inc. rights offering. Our annualized organic growth rate for closed-end funds was 13.1% for the three months ended March 31, 2020.
Average assets under management for closed-end funds for the three months ended March 31, 2020 increased 3.4% to $9.3 billion from $9.0 billion for the three months ended March 31, 2019.

Summary of Operating Information

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2020	2019
U.S. GAAP
Revenue	$105,830	$94,226
Expenses	$77,461	$58,791
Operating income	$28,369	$35,435
Non-operating income (loss)	$(19,843)	$14,910
Net income attributable to common stockholders	$20,572	$32,543
Diluted earnings per share	$0.42	$0.68
Operating margin	26.8%	37.6%

As Adjusted (1)
Net income attributable to common stockholders	$29,439	$27,424
Diluted earnings per share	$0.61	$0.58
Operating margin	38.2%	38.1%
_________________________
(1) The "As Adjusted" amounts represent non-GAAP financial measures. Refer to pages 33-34 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenue (1)

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Institutional accounts	$27,859	$26,125	$1,734	6.6%
Open-end funds	49,808	41,627	8,181	19.7%
Closed-end funds	19,622	19,052	570	3.0%
Investment advisory and administration fees	97,289	86,804	10,485	12.1%
Distribution and service fees	7,783	6,973	810	11.6%
Other	758	449	309	68.8%
Total revenue	$105,830	$94,226	$11,604	12.3%
_________________________
(1) Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
Revenue for the three months ended March 31, 2020 increased primarily due to higher average assets under management in all three investment vehicles and one more day in the quarter. For the three months ended March 31, 2020:
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 37.5 bps and 36.3 bps for the three months ended March 31, 2020 and 2019, respectively. The three months ended March 31, 2020 included a true-up of 2019 performance fees.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.2 bps and 68.4 bps for the three months ended March 31, 2020 and 2019, respectively. The decrease in the annualized effective fee rate is primarily due to a reduction of the investment advisory fee rate and higher fund reimbursements related to the imposition of an expense cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.
•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 85.0 bps and 86.0 bps for the three months ended

March 31, 2020 and 2019, respectively. The decrease in the annualized effective fee rate is primarily due to the reorganization of Cohen & Steers Global Income Builder, Inc. into Cohen & Steers Infrastructure Fund, Inc.
Expenses

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Employee compensation and benefits	$38,617	$33,715	$4,902	14.5%
Distribution and service fees	14,104	12,536	1,568	12.5%
General and administrative	23,588	11,438	12,150	106.2%
Depreciation and amortization	1,152	1,102	50	4.5%
Total expenses	$77,461	$58,791	$18,670	31.8%
Employee compensation and benefits for the three months ended March 31, 2020 increased primarily due to higher incentive compensation of $1.5 million, higher payroll taxes of $716,000 resulting primarily from the appreciated value of restricted stock units delivered in January 2020, an increase in salaries of $706,000, higher production compensation of $559,000 and higher amortization of restricted stock units of $320,000.
Distribution and service fees expense for the three months ended March 31, 2020 increased primarily due to higher average assets under management in U.S. open-end funds resulting in an increase of $2.1 million, partially offset by lower intermediary assistance payments of approximately $550,000.
General and administrative expenses for the three months ended March 31, 2020 increased primarily due to costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering of approximately $11.9 million.
Operating Margin
Operating margin for the three months ended March 31, 2020 decreased to 26.8% from 37.6% for the three months ended March 31, 2019. Operating margin, which represents the ratio of operating income to revenue, decreased primarily due to higher general and administrative expenses and higher compensation and benefits when compared with revenue for the three months ended March 31, 2019. General and administrative expenses included costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering.
Non-operating Income (Loss)

	Three Months Ended
	March 31, 2020				March 31, 2019
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$607		$542	$1,149	$754		$787	$1,541
Gain (loss) from investments—net	(22,027)		—	(22,027)	13,864		—	13,864
Foreign currency gains (losses)—net	(473)		1,508	1,035	48		(543)	(495)
Total non-operating income (loss)	$(21,893)	(1)	$2,050	$(19,843)	$14,666	(1)	$244	$14,910
_________________________
(1) Amounts included a loss of $12.5 million and a gain of $7.4 million attributable to third-party interests for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020, non-operating loss from seed investments, excluding a loss of $12.5 million attributable to third-party interests, was $9.4 million, approximating a return of (17.3%). For the three months ended March 31, 2019, non-operating income from seed investments, excluding a gain of $7.4 million attributable to third-party interests, was $7.3 million, approximating a return of 9.9%.
Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Income tax expense	$458	$10,368	$(9,910)	(95.6)%
Effective tax rate	2.2%	24.2%

The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the establishment of a valuation allowance associated with unrealized losses on our seed investments, partially offset by discrete tax items, primarily related to the appreciated value of the restricted stock units delivered in January 2020. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by a discrete item related to the appreciated value of the restricted stock units delivered in January 2019.

As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 33-34 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenue
Revenue, as adjusted, for the three months ended March 31, 2020 was $105.8 million, compared with $93.9 million for the three months ended March 31, 2019.
Revenue, as adjusted, excluded the impact of consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended March 31, 2020 was $65.4 million, compared with $58.2 million for the three months ended March 31, 2019.
Expenses, as adjusted, excluded the following:
•The impact of consolidation of certain of our seed investments for both periods;
•Costs associated with the Cohen & Steers Quality Income Reality Fund, Inc. rights offering for the three months ended March 31, 2020; and
•Amounts related to the accelerated vesting of certain restricted stock units for the three months ended March 31, 2019.
Operating Margin
Operating margin, as adjusted, for the three months ended March 31, 2020 was 38.2%, compared with 38.1% for the three months ended March 31, 2019.
Non-operating Income
Non-operating income, as adjusted, for the three months ended March 31, 2020 was $123,000, compared with $908,000 for the three months ended March 31, 2019.
Non-operating income, as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the three months ended March 31, 2020 was 27.4%, compared with 25.3% for the three months ended March 31, 2019.
The effective tax rate, as adjusted, excluded the tax effects associated with non-GAAP adjustments as well as discrete items for both periods.
•For the three months ended March 31, 2020, the tax effect of non-GAAP adjustments was primarily related to the establishment of a valuation allowance associated with unrealized losses on our seed investments. Discrete items were primarily related to the appreciated value of the restricted stock units delivered in January 2020; and
•For three months ended March 31, 2019, discrete items were primarily related to the appreciated value of the restricted stock units delivered in January 2019.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net income attributable to common stockholders, U.S. GAAP	$20,572	$32,543
Seed investments (1)	9,588	(7,016)
Accelerated vesting of restricted stock units	—	129
General and administrative (2)	11,859	—
Foreign currency exchange (gains) losses—net (3)	(1,927)	664
Tax adjustments (4)	(10,653)	1,104
Net income attributable to common stockholders, as adjusted	$29,439	$27,424

Diluted weighted average shares outstanding	48,591	47,642
Diluted earnings per share, U.S. GAAP	$0.42	$0.68
Seed investments (1)	0.20	(0.15)
Accelerated vesting of restricted stock units	—	0.01
General and administrative (2)	0.25	—
Foreign currency exchange (gains) losses—net (3)	(0.04)	0.01
Tax adjustments	(0.22)	0.03
Diluted earnings per share, as adjusted	$0.61	$0.58
_________________________
(1) Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating
(income) loss from seed investments that were not consolidated.
(2) Represents costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering in the first quarter of 2020.
(3) Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4) Tax adjustments are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2020	2019
Discrete tax items	$(5,820)	$(194)
Tax effect of non-GAAP adjustments	(4,833)	1,298
Total tax adjustments	$(10,653)	$1,104

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019
Revenue, U.S. GAAP	$105,830	$94,226
Seed investments (1)	(29)	(280)
Revenue, as adjusted	$105,801	$93,946

Expenses, U.S. GAAP	$77,461	$58,791
Seed investments (1)	(228)	(496)
Accelerated vesting of restricted stock units	—	(129)
General and administrative (2)	(11,859)	—
Expenses, as adjusted	$65,374	$58,166

Operating income, U.S. GAAP	$28,369	$35,435
Seed investments (1)	199	216
Accelerated vesting of restricted stock units	—	129
General and administrative (2)	11,859	—
Operating income, as adjusted	$40,427	$35,780

Operating margin, U.S. GAAP	26.8%	37.6%
Operating margin, as adjusted	38.2%	38.1%
_________________________
(1) Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2) Represents costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering in the first quarter of 2020.
Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

	Three Months Ended March 31,
(in thousands)	2020	2019
Non-operating income (loss), U.S. GAAP	$(19,843)	$14,910
Seed investments (1)	21,893	(14,666)
Foreign currency exchange (gains) losses—net (2)	(1,927)	664
Non-operating income (loss), as adjusted	$123	$908
_________________________
(1) Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.
(2) Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

Changes in Financial Condition, Liquidity and Capital Resources
Our principal objectives are to maintain a capital structure that supports our business strategies and to maintain the appropriate amount of liquidity at all times. Furthermore, despite the anticipated challenges arising from the COVID-19 pandemic, we currently expect cash flows from operations are more than adequate to fund our present and reasonably foreseeable future commitments for investing and financing activities.
Net Liquid Assets
Our current financial condition is highly liquid, primarily comprising cash and cash equivalents, U.S. Treasury securities, seed investments and current assets. Liquid assets are reduced by current liabilities which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any debt outstanding. A continued decline in the investment performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the COVID-19 pandemic would adversely impact our assets under management and reduce the fees we earn. In addition, such negative market conditions may result in declines in the value of our seed investments. Any actual or anticipated reduction in our profitability or the value of our seed investments as a result of the COVID-19 pandemic could negatively impact our future financial condition.
The table below summarizes net liquid assets:

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$42,960	$101,352
U.S. Treasury securities	49,891	49,807
Seed investments—net	47,421	53,130
Current assets	64,264	59,927
Current liabilities	(49,566)	(85,274)
Net liquid assets	$154,970	$178,942
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly rated financial institutions and consist of short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and classified as held to maturity, with original maturities ranging from 12 to 24 months.
Seed investments—net
Seed investments are primarily comprised of Company-sponsored funds that we do not consolidate, securities held within the funds that we do consolidate, and listed securities held for the purpose of establishing performance track records. Seed investments approximate fair value, are generally traded in active markets and can typically be liquidated within a normal settlement cycle. Seed investments are presented net of redeemable noncontrolling interests.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At March 31, 2020, institutional accounts comprised 59.8% of total accounts receivable, while open-end and closed-end funds, together, comprised 38.9% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at March 31, 2020, there was no allowance for uncollectible accounts required.
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
The table below summarizes cash flows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flow Data:
Net cash provided by (used in) operating activities	$(5,553)	$(29,503)
Net cash provided by (used in) investing activities	(8,012)	8,739
Net cash provided by (used in) financing activities	(43,548)	(16,162)
Net increase (decrease) in cash and cash equivalents	(57,113)	(36,926)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,279)	579
Cash and cash equivalents, beginning of the period	101,352	92,733
Cash and cash equivalents, end of the period	$42,960	$56,386
Cash and cash equivalents decreased by $57.1 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2020. Net cash used in operating activities was $5.6 million for the three months ended March 31, 2020. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $8.0 million, which included $9.6 million of investment purchases, partially offset by $2.4 million of proceeds from the sale and maturities of investments. Net cash used in financing activities was $43.5 million, including repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.8 million, dividends paid to stockholders of $18.7 million, as well as distributions to redeemable noncontrolling interests of $1.9 million, partially offset by contributions from redeemable noncontrolling interests of $2.6 million.
Cash and cash equivalents decreased by $36.9 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2019. Net cash used in operating activities was $29.5 million for the three months ended March 31, 2019. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $8.7 million, which included $34.4 million of proceeds from the sale and maturities of investments, partially offset by $24.7 million of investment purchases, including the seeding of one new Company-sponsored fund. Net cash used in financing activities was $16.2 million, including dividends paid to stockholders of $17.0 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.4 million, as well as distributions to redeemable noncontrolling interests of $3.0 million, partially offset by contributions from redeemable noncontrolling interests of $13.9 million.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for CSS, our registered broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At March 31, 2020, CSS had net capital of approximately $3.1 million, which exceeded its minimum regulatory capital requirement by approximately $2.9 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At March 31, 2020, CSAL had regulatory capital of approximately $10.5 million, which exceeded its minimum regulatory capital requirement by approximately $10.1 million.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At March 31, 2020, CSUK had regulatory capital of approximately $20.9 million, which exceeded its minimum regulatory capital requirement by approximately $17.2 million. During the three months ended March 31, 2020, CSUK paid a dividend in the amount of approximately $14.8 million to its parent, Cohen & Steers, Inc.

CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of approximately $463,000. At March 31, 2020, CSJL had stated capital in excess of this requirement.
CSIL is an Irish registered company. We have applied for a license with the Central Bank of Ireland to conduct regulated business in Ireland.
We believe that our cash and cash equivalents and cash flows from operations will be more than adequate to meet our anticipated capital requirements and other obligations as they become due.
Dividends
        Subject to the approval of our Board of Directors, we anticipate paying dividends. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our results of operations and financial condition, contractual, legal and regulatory restrictions on the payment of dividends, if any, by us and our subsidiaries and such other factors deemed relevant. Any actual or anticipated reduction in our profitability as a result of the COVID-19 pandemic could limit our future dividend capacity.
On May 7, 2020, the Company declared a quarterly dividend on its common stock in the amount of $0.39 per share. The dividend will be payable on June 2, 2020 to stockholders of record at the close of business on May 18, 2020.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of March 31, 2020, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at March 31, 2020.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at March 31, 2020:

(in thousands)	2020	2021	2022	2023	2024	2025 and after	Total
Operating leases	$8,880	$11,230	$10,860	$10,833	$956	$—	$42,759
Purchase obligations	2,386	2,067	1,404	747	668	1,002	8,274
Other liability	192	665	665	1,246	1,662	2,077	6,507
Total	$11,458	$13,962	$12,929	$12,826	$3,286	$3,079	$57,540
Operating Leases
Operating leases generally consist of noncancelable long-term leases for office space and certain information technology equipment.
Purchase Obligations
Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.
Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act. This tax liability, which is payable over eight years on an interest-free basis, is included as part of income tax payable on our condensed consolidated statement of financial condition at March 31, 2020.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Capital, equity and credit markets have experienced sudden and substantial volatility and dislocations as a result of the broader implications of the COVID-19 pandemic. The full scope and duration of the market and economic fallout from the COVID-19 pandemic is currently unknown and impossible to predict, and these conditions may worsen dramatically from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. A continued or sustained decline in the performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the pandemic, would adversely impact our assets under management and reduce our revenue in future periods. In addition, these market declines and disruptions could significantly reduce the demand for, and availability of, our investment products and services and contribute to redemptions and withdrawals and the loss of institutional and individual separate account clients, which would have a material adverse effect on our revenue and net income. Please refer to Part II - Item 1A Risk Factors below for additional information regarding the effect on our business COVID-19 has had and may continue to have.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at March 31, 2020. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at March 31, 2020 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite our current “work-from-home” operating environment due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our
Annual Report on Form 10-K for the year ended December 31, 2019 (the Form 10-K) as well as the risk factor set forth below. Other than as described below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.
Our business and operations are subject to risks associated with and arising from epidemic diseases, such as the recent global outbreak of the novel coronavirus, or COVID-19.
In December 2019, a novel coronavirus disease was reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. In March 2020, the United States declared a national emergency and many other countries have done the same, taking preventative measures to try to contain the spread of the virus. The outbreak has spread rapidly across the globe, creating a global health pandemic and severely impacting worldwide economic activity. Capital, equity and credit markets have experienced sudden and substantial volatility and dislocations as a result of the broader implications of the COVID-19 pandemic. These conditions contributed to a 20.5% decline in our assets under management as of March 31, 2020 when compared with December 31, 2019.
The full scope and duration of the social, market and economic fallout from the COVID-19 pandemic is currently unknown and impossible to predict, and these conditions may worsen dramatically from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. A continued or sustained decline in the performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the pandemic, would adversely impact our assets under management and reduce the fees we earn and our revenue in future periods. In addition, these market declines and disruptions could significantly reduce the demand for, and availability of, our investment products and services, and contribute to redemptions and withdrawals from our funds and the loss of institutional and individual separate account clients, which would have a material adverse effect on our revenue and net income. Any actual or anticipated reduction in our profitability could impair our future dividend capacity and cash management policies and have a significant negative impact on the market price of our common stock.
The COVID-19 pandemic also poses risk that our third-party intermediaries, service providers and key vendors may be unable to provide services or conduct business activities at full capacity for a period of time, including due to the spread of the virus or restrictions or shutdowns that are requested or mandated by governmental authorities. These conditions could lead to operational issues and interruptions for the Company and certain of our products, require us to incur significant additional costs, and negatively impact our business. We have critical operations, including portfolio management, trading operations, information technology, finance, investment administration and portfolio accounting services, that are geographically concentrated in New York and New Jersey, where the impact of the COVID-19 pandemic has been particularly pronounced. We are also subject to a heightened risk of cyberattacks or other privacy or data security incidents due to the transition to a remote working environment and the increased use of virtual communication platforms.
The COVID-19 pandemic also presents a significant threat to our employees’ safety and welfare. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time as a result of the virus. While we have taken precautionary measures intended to help minimize these risks, including transitioning to a “work-from-home” operating environment, these measures could negatively affect our business, particularly our “client- facing” operations, as well as employee productivity and human capital resources generally. In addition, continuing to carry out these precautionary measures on a sustained or long-term basis, or implementing and carrying out additional precautionary or protective measures to respond to conditions that have been or may be created by the pandemic, may result in the incurrence of significant additional costs and expenses by us and reduce our profitability.

In addition to the foregoing, the COVID-19 pandemic is exacerbating several of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2020, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2020	342,918	$75.33	—	—
February 1 through February 29, 2020	—	$—	—	—
March 1 through March 31, 2020	290	$45.44	—	—
Total	343,208	$75.30	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_________________________
(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-114027), as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2008.
(3)Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-32236) for the quarter ended June 30, 2015.

        SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2020	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 8, 2020	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer