Form 10-Q
period 2020-06-30
COHEN & STEERS, INC.
filed 2020-08-07
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
280 Park Avenue, New York, NY 10017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 3, 2020 was 47,777,375.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q

* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views and expectations with respect to, among other things, our operations and financial performance, and the impact of the ongoing coronavirus (COVID-19) pandemic on the current economic environment and our business. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "may," "should," "seeks," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of this report, our Annual Report on Form 10-K for the year ended December 31, 2019 (the Form 10-K) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the First Quarter 10-Q), each of which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K, the First Quarter 10-Q and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$88,135	$101,352
Investments ($68,255 and $82,829) (1)	147,538	155,213
Accounts receivable	51,995	59,101
Due from brokers ($497 and $1,743) (1)	497	1,743
Property and equipment—net	11,584	12,486
Operating lease right-of-use assets	33,395	38,440
Goodwill and intangible assets—net	19,567	19,560
Deferred income tax asset—net	6,902	7,091
Other assets ($1,451 and $1,041) (1)	8,675	7,433
Total assets	$368,288	$402,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$22,045	$48,105
Distribution and service fees payable	7,477	7,318
Operating lease liabilities	37,716	43,349
Income tax payable	33,629	22,194
Due to brokers ($62 and $366) (1)	62	366
Other liabilities and accrued expenses ($621 and $784) (1)	10,743	13,972
Total liabilities	111,672	135,304
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	43,073	53,412
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,447,883 and 52,580,246 shares issued at June 30, 2020 and December 31, 2019, respectively	535	527
Additional paid-in capital	652,579	636,788
Accumulated deficit	(231,409)	(242,461)
Accumulated other comprehensive loss, net of tax	(7,422)	(6,326)
Less: Treasury stock, at cost, 5,674,168 and 5,329,820 shares at June 30, 2020 and December 31, 2019, respectively	(200,740)	(174,825)
Total stockholders' equity	213,543	213,703
Total liabilities and stockholders' equity	$368,288	$402,419
_________________________
(1) Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2020 and December 31, 2019 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Revenue:
Investment advisory and administration fees	$86,648	$93,854	$183,937	$180,658
Distribution and service fees	6,930	7,418	14,713	14,391
Other	509	520	1,267	969
Total revenue	94,087	101,792	199,917	196,018
Expenses:
Employee compensation and benefits	34,320	36,846	72,937	70,561
Distribution and service fees	12,518	14,188	26,622	26,724
General and administrative	10,726	11,539	34,314	22,977
Depreciation and amortization	1,228	1,115	2,380	2,217
Total expenses	58,792	63,688	136,253	122,479
Operating income (loss)	35,295	38,104	63,664	73,539
Non-operating income (loss):
Interest and dividend income—net	893	1,920	2,042	3,461
Gain (loss) from investments—net	7,317	1,874	(14,710)	15,738
Foreign currency gain (loss)—net	(257)	742	778	247
Total non-operating income (loss)	7,953	4,536	(11,890)	19,446
Income before provision for income taxes	43,248	42,640	51,774	92,985
Provision for income taxes	11,086	9,991	11,544	20,359
Net income	32,162	32,649	40,230	72,626
Less: Net (income) loss attributable to redeemable noncontrolling interests	(3,642)	(1,316)	8,862	(8,750)
Net income attributable to common stockholders	$28,520	$31,333	$49,092	$63,876

Earnings per share attributable to common stockholders:
Basic	$0.60	$0.66	$1.03	$1.35
Diluted	$0.59	$0.65	$1.01	$1.33
Dividends declared per share	$0.39	$0.36	$0.78	$0.72
Weighted average shares outstanding:
Basic	47,826	47,304	47,739	47,226
Diluted	48,572	48,175	48,549	47,942
_________________________
(1) Revenue amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$32,162	$32,649	$40,230	$72,626
Less: Net (income) loss attributable to redeemable noncontrolling interests	(3,642)	(1,316)	8,862	(8,750)
Net income attributable to common stockholders	28,520	31,333	49,092	63,876
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	404	(298)	(1,096)	100
Total comprehensive income attributable to common stockholders	$28,924	$31,035	$47,996	$63,976

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2020	$535	$644,397	$(240,930)	$(7,826)	$(200,672)	$195,504	$41,601
Dividends ($0.39 per share)	—	—	(18,999)	—	—	(18,999)	—
Issuance of common stock	—	305	—	—	—	305	—
Repurchase of common stock	—	—	—	—	(68)	(68)	—
Issuance of restricted stock units—net	—	516	—	—	—	516	—
Amortization of restricted stock units	—	7,376	—	—	—	7,376	—
Forfeitures of restricted stock units	—	(15)	—	—	—	(15)	—
Net income	—	—	28,520	—	—	28,520	3,642
Other comprehensive income (loss), net of tax	—	—	—	404	—	404	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2,170)
June 30, 2020	$535	$652,579	$(231,409)	$(7,422)	$(200,740)	$213,543	$43,073

	Three Months Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2019	$525	$609,854	$(193,523)	$(6,925)	$(174,770)	$235,161	$64,354
Dividends ($0.36 per share)	—	—	(17,662)	—	—	(17,662)	—
Issuance of common stock	1	219	—	—	—	220	—
Repurchase of common stock	—	—	—	—	(32)	(32)	—
Issuance of restricted stock units—net	—	786	—	—	—	786	—
Amortization of restricted stock units	—	6,875	—	—	—	6,875	—
Forfeitures of restricted stock units	—	(8)	—	—	—	(8)	—
Net income	—	—	31,333	—	—	31,333	1,316
Other comprehensive income (loss), net of tax	—	—	—	(298)	—	(298)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(27,566)
June 30, 2019	$526	$617,726	$(179,852)	$(7,223)	$(174,802)	$256,375	$38,104

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)—(Continued)
(in thousands, except per share data)

	Six Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2020	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412
Dividends ($0.78 per share)	—	—	(38,040)	—	—	(38,040)	—
Issuance of common stock	8	602	—	—	—	610	—
Repurchase of common stock	—	—	—	—	(25,915)	(25,915)	—
Issuance of restricted stock units—net	—	1,069	—	—	—	1,069	—
Amortization of restricted stock units	—	14,151	—	—	—	14,151	—
Forfeitures of restricted stock units	—	(31)	—	—	—	(31)	—
Net income	—	—	49,092	—	—	49,092	(8,862)
Other comprehensive income (loss), net of tax	—	—	—	(1,096)	—	(1,096)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,477)
June 30, 2020	$535	$652,579	$(231,409)	$(7,422)	$(200,740)	$213,543	$43,073

	Six Months Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2019	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192
Dividends ($0.72 per share)	—	—	(35,324)	—	—	(35,324)	—
Issuance of common stock	8	534	—	—	—	542	—
Repurchase of common stock	—	—	—	—	(10,385)	(10,385)	—
Issuance of restricted stock units—net	—	1,583	—	—	—	1,583	—
Amortization of restricted stock units	—	13,345	—	—	—	13,345	—
Forfeitures of restricted stock units	—	(8)	—	—	—	(8)	—
Net income	—	—	63,876	—	—	63,876	8,750
Other comprehensive income (loss), net of tax	—	—	—	100	—	100	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(16,634)
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(68,204)
June 30, 2019	$526	$617,726	$(179,852)	$(7,223)	$(174,802)	$256,375	$38,104

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$40,230	$72,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	14,561	13,766
Amortization of deferred commissions	885	469
Depreciation and amortization	2,380	2,217
Amortization of right-of-use assets	5,045	5,056
Amortization (accretion) of premium (discount) on held-to-maturity investments	(168)	(301)
(Gain) loss from investments—net	14,710	(15,738)
Deferred income taxes	222	34
Foreign currency (gain) loss	(245)	(158)
Changes in operating assets and liabilities:
Accounts receivable	7,351	(3,823)
Due from brokers	1,246	49
Deferred commissions	(742)	(624)
Investments within consolidated funds	568	1,828
Other assets	(6,549)	136
Accrued compensation	(26,060)	(20,158)
Distribution and service fees payable	159	(1,690)
Operating lease liabilities	(5,633)	(5,459)
Due to brokers	(304)	1,680
Income tax payable	11,435	(22)
Other liabilities and accrued expenses	(3,490)	(3,981)
Net cash provided by (used in) operating activities	55,601	45,907
Cash flows from investing activities:
Purchases of investments	(8,755)	(18,727)
Proceeds from sales and maturities of investments	6,735	44,010
Purchases of property and equipment	(1,564)	(1,583)
Proceeds from sales of property and equipment	73	—
Net cash provided by (used in) investing activities	(3,511)	23,700
Cash flows from financing activities:
Issuance of common stock—net	518	413
Repurchase of common stock	(25,915)	(10,385)
Dividends to stockholders	(37,310)	(34,041)
Distributions to redeemable noncontrolling interests	(5,322)	(32,026)
Contributions from redeemable noncontrolling interests	3,845	15,392
Net cash provided by (used in) financing activities	(64,184)	(60,647)
Net increase (decrease) in cash and cash equivalents	(12,094)	8,960
Effect of foreign exchange rate changes on cash and cash equivalents	(1,123)	416
Cash and cash equivalents, beginning of the period	101,352	92,733
Cash and cash equivalents, end of the period	$88,135	$102,109

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the six months ended June 30, 2020, the Company paid taxes of approximately $2,492,000 and received tax refunds of approximately $2,654,000. During the six months ended June 30, 2019, the Company paid taxes of approximately $20,699,000 and received tax refunds of approximately $352,000. In March 2020, an emergency declaration pursuant to the Stafford Act was issued, which allowed the Company to defer income tax payments of approximately $9,345,000 to July 15, 2020.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $730,000 and $1,283,000 for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.
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
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This standard amended guidance related to reporting credit losses for financial assets measured at amortized cost and replaced the incurred loss impairment model with a current expected credit loss (CECL) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. This new guidance became effective on January 1, 2020. The Company's adoption of the new standard did not have a material effect on its condensed consolidated financial statements and related disclosures.
Accounting Estimates—The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates due to factors we can not fully predict including the extent of the impact to the Company's business from the ongoing COVID-19 pandemic. The extent to which the COVID-19 pandemic may continue to impact the Company's business, results of operations, financial condition, liquidity or prospects could affect the Company's accounting estimates and will depend on ongoing and future developments which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the prospects for a sustained recovery in the financial markets and the length of time it will take for the Company's workforce to fully and safely return to the workplace.
Reclassifications—The Company reclassified certain prior period amounts in the condensed consolidated financial statements to conform with the current period presentation. Prior period revenue amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
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
The Company records noncontrolling interests in consolidated Company-sponsored funds for which the Company's ownership is less than 100%.
Cash and Cash Equivalents—Cash and cash equivalents are on deposit with several highly rated financial institutions and include short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At June 30, 2020, the Company's investments were comprised of the following:
•Equity investments at fair value, which generally represent equity securities held within the consolidated Company-sponsored funds, individual equity securities held directly for the purposes of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence.
•Trading investments, which generally represent debt securities held within the consolidated Company-sponsored funds and individual debt securities held directly for the purposes of establishing performance track records.
•Held-to-maturity investments, which generally represent fixed income securities recorded at amortized cost. Under the CECL model, any expected credit losses are recognized as an allowance, which represents an adjustment to the amortized costs basis. The Company did not record any provision for credit losses on these securities during the six months ended June 30, 2020.
•Equity method investments, which generally represent seed investments in Company-sponsored funds in which the Company owns between 20-50% of the outstanding voting interests in the Company-sponsored fund or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the Company-sponsored fund's net income or loss for the period which is recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
From time to time, the Company, including the consolidated Company-sponsored funds, may enter into derivative contracts to gain exposure to the underlying commodities markets or to hedge market and credit risks of the underlying portfolios, including options, futures and swaps contracts. Gains and losses on derivative contracts are recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
Additionally, from time to time, the Company, including the consolidated Company-sponsored funds, may enter into foreign exchange contracts to hedge its currency exposure. These instruments are measured at fair value based on the prevailing forward exchange rate with gains and losses recorded in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.
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
ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in re-measurement of the lease liability and a corresponding adjustment to the ROU asset.
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
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests represent third-party interests in the consolidated Company-sponsored funds. These interests are redeemable at the option of the investors and therefore are not treated as permanent equity. Redeemable noncontrolling interest is recorded at fair value which approximates the redemption value at each reporting period.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
interest and penalties related to uncertain tax positions in the provision for income taxes in the condensed consolidated statements of operations.
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was ($7,422,000) and ($6,326,000) at June 30, 2020 and December 31, 2019, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries are included in non-operating income (loss) in the condensed consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss), net of tax.
Recently Issued Accounting Pronouncements—In December 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the rate approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This new guidance will be effective on January 1, 2021. The Company does not expect the adoption of the new standard to have a material effect on its condensed consolidated financial statements and related disclosures.

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Client domicile:
North America	$81,407	$87,267	$172,414	$167,710
Japan	7,486	8,387	15,902	16,618
Asia Pacific excluding Japan	2,536	2,554	5,608	5,706
Europe, Middle East and Africa	2,658	3,584	5,993	5,984
Total	$94,087	$101,792	$199,917	$196,018

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Investment vehicle:
Open-end funds (1)	$51,566	$53,860	$109,157	$102,460
Closed-end funds	17,512	20,002	37,134	39,054
Institutional accounts	24,500	27,410	52,359	53,535
Other (2)	509	520	1,267	969
Total	$94,087	$101,792	$199,917	$196,018
________________________
(1) Included distribution and service fees of $6.9 million and $7.4 million for the three months ended June 30, 2020 and 2019, respectively, and $14.7 million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively.
(2) Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to open-end funds and institutional accounts.

4. Investments

The following table summarizes the Company's investments:

(in thousands)	June 30, 2020	December 31, 2019
Equity investments at fair value	$79,834	$89,872
Trading	17,278	14,980
Held-to-maturity carried at amortized cost (1)	49,975	49,807
Equity method	451	554
Total investments	$147,538	$155,213
_________________________
(1) Held-to-maturity investments had a fair value of approximately $50.2 million and $50.0 million at June 30, 2020 and December 31, 2019, respectively. These securities would be classified as level 2 within the fair value hierarchy if carried at fair value. Original maturities ranged from 12 to 24 months at June 30, 2020 and December 31, 2019.
The Company seeded one new fund during the six months ended June 30, 2019.
The following table summarizes gain (loss)—net from investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net realized gains (losses) during the period	$(4,191)	$4,526	$(5,421)	$3,759
Net unrealized gains (losses) during the period on investments still held at the end of the period	11,508	(2,652)	(9,289)	11,979
Gain (loss) from investments—net (1)	$7,317	$1,874	$(14,710)	$15,738
________________________
(1) Included net income (loss) attributable to redeemable noncontrolling interests.
At June 30, 2020 and December 31, 2019, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), SICAV GRE and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP).

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	June 30, 2020
(in thousands)	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$6,474	$271	$33,039	$28,471	$68,255
Due from brokers	—	69	361	67	497
Other assets	165	—	861	425	1,451
Total assets	$6,639	$340	$34,261	$28,963	$70,203

Liabilities (1)
Due to brokers	$—	$—	$—	$62	$62
Other liabilities and accrued expenses	110	5	307	199	621
Total liabilities	$110	$5	$307	$261	$683

	December 31, 2019
(in thousands)	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$7,048	$337	$45,468	$29,976	$82,829
Due from brokers	264	203	663	613	1,743
Other assets	92	—	681	268	1,041
Total assets	$7,404	$540	$46,812	$30,857	$85,613

Liabilities (1)
Due to brokers	$45	$—	$92	$229	$366
Other liabilities and accrued expenses	100	5	466	213	784
Total liabilities	$145	$5	$558	$442	$1,150
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
The following tables present fair value measurements:

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$73,897	$—	$—	$—	$—	$73,897
Equity investments at fair value
Common stocks	$77,672	$—	$—	$—	$—	$77,672
Company-sponsored funds	125	—	—	—	—	125
Limited partnership interests	756	—	—	271	—	1,027
Preferred securities	839	56	—	—	—	895
Other	—	—	—	115	—	115
Total	$79,392	$56	$—	$386	$—	$79,834
Trading investments
Fixed income	$83	$17,195	$—	$—	$—	$17,278
Held-to-maturity investments	$—	$—	$—	$—	$49,975	$49,975
Equity method investments	$—	$—	$—	$451	$—	$451

Total investments	$79,475	$17,251	$—	$837	$49,975	$147,538

Derivatives - assets
Commodity futures	$341	$—	$—	$—	$—	$341
Foreign exchange	—	58	—	—	—	58
Total	$341	$58	$—	$—	$—	$399
Derivatives - liabilities
Commodity futures	$237	$—	$—	$—	$—	$237
Commodity swaps	—	49	—	—	—	49
Foreign exchange	—	95	—	—	—	95
Total	$237	$144	$—	$—	$—	$381

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$85,889	$—	$—	$—	$—	$85,889
Equity investments at fair value
Common stocks	$87,408	$—	$—	$—	$—	$87,408
Company-sponsored funds	132	—	—	—	—	132
Limited partnership interests	1,048	—	—	337	—	1,385
Preferred securities	704	108	—	—	—	812
Other	—	—	—	135	—	135
Total	$89,292	$108	$—	$472	$—	$89,872
Trading investments
Fixed income	$—	$14,980	$—	$—	$—	$14,980
Held-to-maturity investments	$—	$—	$—	$—	$49,807	$49,807
Equity method investments	$—	$—	$—	$554	$—	$554

Total investments	$89,292	$15,088	$—	$1,026	$49,807	$155,213

Derivatives - assets
Commodity futures	$570	$—	$—	$—	$—	$570
Foreign exchange	—	74	—	—	—	74
Total	$570	$74	$—	$—	$—	$644
Derivatives - liabilities
Commodity futures	$339	$—	$—	$—	$—	$339
Commodity swaps	—	173	—	—	—	173
Foreign exchange	—	44	—	—	—	44
Total	$339	$217	$—	$—	$—	$556
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
Trading investments classified as level 2 were comprised of U.S. Treasury securities and corporate debt securities. The fair value amounts were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:
•Equity investments at fair value - includes limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table), both of which are valued based on the NAVs of the underlying investments. At June 30, 2020 and December 31, 2019, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
•Equity method investments - includes the Company's partnership interests in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and the Cohen & Steers Global Realty Focus Fund (GRF), a series of Cohen & Steers Series LP. GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either June 30, 2020 or December 31, 2019. GRF invests in global real estate investment trusts and other publicly traded real estate companies. The Company's ownership interest was approximately 1.0% and the Company had the ability to redeem the investment in GRF with 15 days' notice. The Company's risk with respect to both investments is limited to its equity ownership interest and any uncollected management fees.
Held-to-maturity investments were comprised of U.S. Treasury securities, which were directly issued by the U.S. government, with original maturities of 12 to 24 months at June 30, 2020 and December 31, 2019. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
Investments measured at NAV and held-to-maturity investments have not been classified in the fair value hierarchy. The amounts presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
6. Derivatives

The following tables summarize the notional amount and fair value of the derivative financial instruments that are not designated in a formal hedging relationship:

	As of June 30, 2020
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Commodity futures	$11,246	$3,168	$341	$237
Commodity swaps	—	7,784	—	49
Foreign exchange	—	9,091	58	95
	$11,246	$20,043	$399	$381

	As of December 31, 2019
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Commodity futures	$14,394	$4,623	$570	$339
Commodity swaps	—	8,909	—	173
Foreign exchange	—	10,787	74	44
	$14,394	$24,319	$644	$556
________________________
(1) The fair value of the derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the
Company's condensed consolidated statements of financial condition.
The Company's exposure to commodity futures is limited to certain seed investments. Commodity swap contracts are utilized to economically hedge and reduce the overall risk of the Company's market exposure to these investments. The Company enters into foreign exchange contracts to sell currency to economically hedge exposure arising from certain non-U.S. dollar investment advisory fees.
Investments of approximately $1,675,000 and $1,713,000 on the condensed consolidated statements of financial condition at June 30, 2020 and December 31, 2019, respectively, were held as collateral for futures and swap contracts.
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Commodity futures	$412	$(155)	$(1,689)	$741
Commodity swaps	(381)	395	1,760	(346)
Foreign exchange	(164)	(228)	(67)	(36)
Total (1)	$(133)	$12	$4	$359
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
Anti-dilutive common stock equivalents of approximately 63,000 shares were excluded from the computation for the three months ended June 30, 2020. There were no anti-dilutive common stock equivalents for either the three months ended June 30, 2019 or six months ended June 30, 2020. Anti-dilutive common stock equivalents of approximately 2,300 shares were excluded from the computation for the six months ended June 30, 2019.
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$32,162	$32,649	40,230	72,626
Less: Net (income) loss attributable to redeemable noncontrolling interests	(3,642)	(1,316)	8,862	(8,750)
Net income attributable to common stockholders	$28,520	$31,333	$49,092	$63,876
Basic weighted average shares outstanding	47,826	47,304	47,739	47,226
Dilutive potential shares from restricted stock units	746	871	810	716
Diluted weighted average shares outstanding	48,572	48,175	48,549	47,942

Basic earnings per share attributable to common stockholders	$0.60	$0.66	1.03	1.35
Diluted earnings per share attributable to common stockholders	$0.59	$0.65	1.01	1.33

8. Income Taxes

The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2020 was approximately 28.0%, compared with approximately 24.2% for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes.

The effective tax rate for the six months ended June 30, 2020 was approximately 19.0%, compared with approximately 24.2% for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. These were more than offset by discrete tax items, primarily related to the appreciated value of the restricted stock units delivered in January 2020. The effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by a discrete item related to the appreciated value of the restricted stock units delivered in January 2019.
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

9. Regulatory Requirements

CSS, a registered broker-dealer in the U.S., is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At June 30, 2020, CSS had net capital of approximately $3.3 million, which exceeded its requirement by approximately $3.1 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At June 30, 2020, CSAL had regulatory capital of approximately $2.4 million, which exceeded its minimum regulatory capital requirement by approximately $2.0 million. During the three months ended June 30, 2020, CSAL paid dividends in the amount of approximately $12.9 million to its parent, Cohen & Steers Capital Management, Inc.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At June 30, 2020, CSUK had regulatory capital of approximately $26.2 million, which exceeded its minimum regulatory capital requirement by approximately $21.9 million.

10. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these Company-sponsored funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Investment advisory and administration fees (1)	$61,035	$65,409	$129,377	$125,105
Distribution and service fees	6,930	7,418	14,713	14,391
Total	$67,965	$72,827	$144,090	$139,496
_________________________
(1) Investment advisory and administration fees are reflected net of fund reimbursements of $2.9 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $6.1 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively.
The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds that are not consolidated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales	$—	$5,399	$7	$26,506
Gross realized gains	—	32	—	32
Gross realized losses	—	—	—	(907)
Dividend income	1	28	2	30
Included in accounts receivable at June 30, 2020 and December 31, 2019 are receivables due from Company-sponsored funds of approximately $23,955,000 and $26,701,000, respectively. Included in accounts payable at June 30, 2020 and December 31, 2019 are payables due to Company-sponsored funds of approximately $1,079,000 and $474,000, respectively.

11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of June 30, 2020, the Company had funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. At June 30, 2020, the unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)

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
On August 6, 2020, the Company declared a quarterly dividend on its common stock in the amount of $0.39 per share. The dividend will be payable on August 27, 2020 to stockholders of record at the close of business on August 17, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our distribution network encompasses two major channels, wealth and institutional. Our wealth channel includes registered investment advisers, wirehouses, independent and regional broker dealers, and bank trusts. Our institutional channel includes sovereign wealth funds, corporate plans, insurance companies, and public funds, including defined benefit and defined contribution plans, as well as other financial institutions that access our investment management services directly, or through consultants and other intermediaries.
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts as well as investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
COVID-19
On March 11, 2020, the World Health Organization characterized the coronavirus (COVID-19) outbreak as a pandemic. As its impacts became more severe, several governments across the world took rapid steps to contain the virus by restricting human movement through numerous measures including travel bans, social distancing, quarantines, shelter-in-place orders, and business shutdowns. These measures resulted in an unprecedented near-halt of the global economy. While some of these restrictions have begun to ease in certain regions, a return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and policy decisions made by governments across the globe as they react to evolving local and global conditions. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain. The U.S. and other countries continue to struggle with rolling outbreaks of the virus, and the full extent of the pandemic’s impact on the global economy, our business and our results of operations is still unfolding.
The Company is continuously managing and evaluating its strategy and response to the COVID-19 pandemic. During the first quarter of 2020, we activated our Business Continuity Plan and the majority of our employees continue to work from home. Ongoing business operations, including investment, trading, operational and client service capabilities have not been materially impacted as a result of the ongoing COVID-19 pandemic; however, there is no assurance that they will not be impacted in future periods. We have also altered our travel policy, suspending all domestic and international air travel, and are leveraging our IT infrastructure to conduct virtual meetings with both internal and external parties. We remain focused on managing our clients' portfolios while maintaining the safety of our employees, families and communities.

The full scope and duration of the social, market and economic fallout from the COVID-19 pandemic is currently unfolding and impossible to predict, and conditions emanating from the outbreak could worsen from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. Please refer to Part II - Item 1A Risk Factors below for additional information regarding the effect on our business COVID-19 has had and may continue to have.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Institutional Accounts
Assets under management, beginning of period	$25,045	$30,431	$31,813	$27,148
Inflows	1,904	953	4,167	1,804
Outflows	(523)	(2,174)	(1,984)	(3,361)
Net inflows (outflows)	1,381	(1,221)	2,183	(1,557)
Market appreciation (depreciation)	2,775	725	(4,479)	4,700
Distributions	(334)	(333)	(650)	(694)
Transfers	—	—	—	5
Total increase (decrease)	3,822	(829)	(2,946)	2,454
Assets under management, end of period	$28,867	$29,602	$28,867	$29,602
Percentage of total assets under management	43.5%	44.4%	43.5%	44.4%
Average assets under management	$27,111	$30,246	$28,524	$29,719

Open-end Funds
Assets under management, beginning of period	$24,561	$26,407	$30,725	$22,295
Inflows	5,163	3,002	9,540	6,102
Outflows	(3,124)	(1,839)	(7,434)	(3,529)
Net inflows (outflows)	2,039	1,163	2,106	2,573
Market appreciation (depreciation)	2,898	803	(3,106)	3,717
Distributions	(577)	(810)	(804)	(1,017)
Transfers	—	—	—	(5)
Total increase (decrease)	4,360	1,156	(1,804)	5,268
Assets under management, end of period	$28,921	$27,563	$28,921	$27,563
Percentage of total assets under management	43.6%	41.4%	43.6%	41.4%
Average assets under management	$26,799	$27,056	$28,329	$25,863

Closed-end Funds
Assets under management, beginning of period	$7,763	$9,290	$9,644	$8,410
Inflows	1	—	404	—
Outflows	—	—	(88)	—
Net inflows (outflows)	1	—	316	—
Market appreciation (depreciation)	903	273	(1,165)	1,280
Distributions	(128)	(127)	(256)	(254)
Total increase (decrease)	776	146	(1,105)	1,026
Assets under management, end of period	$8,539	$9,436	$8,539	$9,436
Percentage of total assets under management	12.9%	14.2%	12.9%	14.2%
Average assets under management	$8,322	$9,338	$8,804	$9,161

Total
Assets under management, beginning of period	$57,369	$66,128	$72,182	$57,853
Inflows	7,068	3,955	14,111	7,906
Outflows	(3,647)	(4,013)	(9,506)	(6,890)
Net inflows (outflows)	3,421	(58)	4,605	1,016
Market appreciation (depreciation)	6,576	1,801	(8,750)	9,697
Distributions	(1,039)	(1,270)	(1,710)	(1,965)
Total increase (decrease)	8,958	473	(5,855)	8,748
Assets under management, end of period	$66,327	$66,601	$66,327	$66,601
Average assets under management	$62,232	$66,640	$65,657	$64,743
_________________________
(1) Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Advisory
Assets under management, beginning of period	$13,048	$13,690	$15,669	$12,065
Inflows	1,103	725	2,537	1,013
Outflows	(252)	(660)	(989)	(978)
Net inflows (outflows)	851	65	1,548	35
Market appreciation (depreciation)	1,352	344	(1,966)	1,994
Transfers	—	—	—	5
Total increase (decrease)	2,203	409	(418)	2,034
Assets under management, end of period	$15,251	$14,099	$15,251	$14,099
Percentage of institutional assets under management	52.8%	47.6%	52.8%	47.6%
Average assets under management	$14,366	$13,866	$14,601	$13,505

Japan Subadvisory
Assets under management, beginning of period	$7,792	$10,160	$10,323	$9,288
Inflows	418	72	976	99
Outflows	(100)	(296)	(378)	(583)
Net inflows (outflows)	318	(224)	598	(484)
Market appreciation (depreciation)	960	243	(1,535)	1,736
Distributions	(334)	(333)	(650)	(694)
Total increase (decrease)	944	(314)	(1,587)	558
Assets under management, end of period	$8,736	$9,846	$8,736	$9,846
Percentage of institutional assets under management	30.3%	33.3%	30.3%	33.3%
Average assets under management	$8,128	$9,888	$8,866	$9,896

Subadvisory Excluding Japan
Assets under management, beginning of period	$4,205	$6,581	$5,821	$5,795
Inflows	383	156	654	692
Outflows	(171)	(1,218)	(617)	(1,800)
Net inflows (outflows)	212	(1,062)	37	(1,108)
Market appreciation (depreciation)	463	138	(978)	970
Total increase (decrease)	675	(924)	(941)	(138)
Assets under management, end of period	$4,880	$5,657	$4,880	$5,657
Percentage of institutional assets under management	16.9%	19.1%	16.9%	19.1%
Average assets under management	$4,617	$6,492	$5,057	$6,318

Total Institutional Accounts
Assets under management, beginning of period	$25,045	$30,431	$31,813	$27,148
Inflows	1,904	953	4,167	1,804
Outflows	(523)	(2,174)	(1,984)	(3,361)
Net inflows (outflows)	1,381	(1,221)	2,183	(1,557)
Market appreciation (depreciation)	2,775	725	(4,479)	4,700
Distributions	(334)	(333)	(650)	(694)
Transfers	—	—	—	5
Total increase (decrease)	3,822	(829)	(2,946)	2,454
Assets under management, end of period	$28,867	$29,602	$28,867	$29,602
Average assets under management	$27,111	$30,246	$28,524	$29,719
_________________________
(1) Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
U.S. Real Estate
Assets under management, beginning of period	$23,794	$28,608	$31,024	$24,627
Inflows	3,596	1,905	6,083	3,255
Outflows	(1,522)	(1,507)	(3,453)	(2,489)
Net inflows (outflows)	2,074	398	2,630	766
Market appreciation (depreciation)	3,035	807	(4,342)	4,899
Distributions	(784)	(993)	(1,224)	(1,472)
Transfers	—	21	31	21
Total increase (decrease)	4,325	233	(2,905)	4,214
Assets under management, end of period	$28,119	$28,841	$28,119	$28,841
Percentage of total assets under management	42.4%	43.3%	42.4%	43.3%
Average assets under management	$25,642	$28,778	$27,595	$27,937

Preferred Securities
Assets under management, beginning of period	$14,872	$14,940	$17,581	$13,068
Inflows	2,075	1,277	4,531	3,035
Outflows	(1,319)	(818)	(3,895)	(1,542)
Net inflows (outflows)	756	459	636	1,493
Market appreciation (depreciation)	1,653	481	(742)	1,456
Distributions	(165)	(145)	(328)	(282)
Transfers	—	—	(31)	—
Total increase (decrease)	2,244	795	(465)	2,667
Assets under management, end of period	$17,116	$15,735	$17,116	$15,735
Percentage of total assets under management	25.8%	23.6%	25.8%	23.6%
Average assets under management	$16,422	$15,293	$16,856	$14,705

Global/International Real Estate
Assets under management, beginning of period	$11,005	$12,878	$13,509	$11,047
Inflows	1,108	579	2,855	1,240
Outflows	(482)	(1,408)	(1,380)	(1,877)
Net inflows (outflows)	626	(829)	1,475	(637)
Market appreciation (depreciation)	1,059	206	(2,286)	1,864
Distributions	(31)	(59)	(39)	(78)
Total increase (decrease)	1,654	(682)	(850)	1,149
Assets under management, end of period	$12,659	$12,196	$12,659	$12,196
Percentage of total assets under management	19.1%	18.3%	19.1%	18.3%
Average assets under management	$11,799	$12,872	$12,288	$12,499
_________________________
(1) Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Global Listed Infrastructure
Assets under management, beginning of period	$6,175	$7,387	$8,076	$6,517
Inflows	252	160	542	282
Outflows	(279)	(200)	(668)	(322)
Net inflows (outflows)	(27)	(40)	(126)	(40)
Market appreciation (depreciation)	670	249	(1,078)	1,167
Distributions	(50)	(52)	(104)	(100)
Total increase (decrease)	593	157	(1,308)	1,027
Assets under management, end of period	$6,768	$7,544	$6,768	$7,544
Percentage of total assets under management	10.2%	11.3%	10.2%	11.3%
Average assets under management	$6,763	$7,412	$7,189	$7,248

Other
Assets under management, beginning of period	$1,523	$2,315	$1,992	$2,594
Inflows	37	34	100	94
Outflows	(45)	(80)	(110)	(660)
Net inflows (outflows)	(8)	(46)	(10)	(566)
Market appreciation (depreciation)	159	58	(302)	311
Distributions	(9)	(21)	(15)	(33)
Transfers	—	(21)	—	(21)
Total increase (decrease)	142	(30)	(327)	(309)
Assets under management, end of period	$1,665	$2,285	$1,665	$2,285
Percentage of total assets under management	2.5%	3.4%	2.5%	3.4%
Average assets under management	$1,606	$2,285	$1,729	$2,354

Total
Assets under management, beginning of period	$57,369	$66,128	$72,182	$57,853
Inflows	7,068	3,955	14,111	7,906
Outflows	(3,647)	(4,013)	(9,506)	(6,890)
Net inflows (outflows)	3,421	(58)	4,605	1,016
Market appreciation (depreciation)	6,576	1,801	(8,750)	9,697
Distributions	(1,039)	(1,270)	(1,710)	(1,965)
Total increase (decrease)	8,958	473	(5,855)	8,748
Assets under management, end of period	$66,327	$66,601	$66,327	$66,601
Average assets under management	$62,232	$66,640	$65,657	$64,743
_________________________
(1) Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Investment Performance at June 30, 2020
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
(2) © 2020 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2020. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at June 30, 2020 decreased 0.4% to $66.3 billion from $66.6 billion at June 30, 2019. The decrease was due to market depreciation of $3.9 billion, which included the impact of the market declines in the first quarter of 2020 primarily related to the COVID-19 pandemic, and distributions of $3.7 billion, partially offset by net inflows of $7.3 billion. Net inflows included $3.8 billion into U.S. real estate, $1.9 billion into global/international real estate and $1.8 billion into preferred securities. Market depreciation included $1.9 billion from U.S. real estate, $1.3 billion from global/international real estate and $725 million from global listed infrastructure. Distributions included $2.6 billion from U.S. real estate and $643 million from preferred securities. Our annualized organic growth rate was 24.0% for the three months ended June 30, 2020, compared with organic decay of 0.4% for the three months ended June 30, 2019. The organic growth/decay rate represents the ratio of annualized net flows for the quarter to the beginning assets under management of the respective period.

Average assets under management for the three months ended June 30, 2020 decreased 6.6% to $62.2 billion from $66.6 billion for the three months ended June 30, 2019.
Institutional accounts
Assets under management in institutional accounts at June 30, 2020, which represented 43.5% of total assets under management, decreased 2.5% to $28.9 billion from $29.6 billion at June 30, 2019. The decrease was due to market depreciation of $2.3 billion and distributions of $1.3 billion, partially offset by net inflows of $2.8 billion. Net inflows included $1.9 billion into global/international real estate and $1.1 billion into U.S. real estate, partially offset by net outflows of $222 million from preferred securities. Market depreciation included $1.0 billion from global/international real estate, $968 million from U.S. real estate and $222 million from global listed infrastructure. Distributions included $1.2 billion from U.S. real estate. Our annualized organic growth rate for institutional accounts was 22.2% for the three months ended June 30, 2020, compared with organic decay of 16.1% for the three months ended June 30, 2019.
Average assets under management for institutional accounts for the three months ended June 30, 2020 decreased 10.4% to $27.1 billion from $30.2 billion for the three months ended June 30, 2019.
Assets under management in institutional advisory accounts at June 30, 2020, which represented 52.8% of institutional assets under management, increased 8.2% to $15.3 billion from $14.1 billion at June 30, 2019. The increase was due to net inflows of $2.1 billion, partially offset by market depreciation of $929 million. Net inflows included $1.6 billion into global/international real estate and $275 million into U.S. real estate. Market depreciation included $458 million from global/international real estate and $275 million from U.S. real estate. Our annualized organic growth rate for institutional advisory accounts was 26.2% for the three months ended June 30, 2020, compared with 1.9% for the three months ended June 30, 2019.
Average assets under management for institutional advisory accounts for the three months ended June 30, 2020 increased 3.6% to $14.4 billion from $13.9 billion for the three months ended June 30, 2019.
Assets under management in Japan subadvisory accounts at June 30, 2020, which represented 30.3% of institutional assets under management, decreased 11.3% to $8.7 billion from $9.8 billion at June 30, 2019. The decrease was due to market depreciation of $796 million and distributions of $1.3 billion, partially offset by net inflows of $948 million. Net inflows included $921 million into U.S. real estate. Market depreciation included $654 million from U.S. real estate. Distributions included $1.2 billion from U.S. real estate. Our annualized organic growth rate for Japan subadvisory accounts was 16.4% for the three months ended June 30, 2020, compared with organic decay of 8.8% for the three months ended June 30, 2019.
Average assets under management for Japan subadvisory accounts for the three months ended June 30, 2020 decreased 17.8% to $8.1 billion from $9.9 billion for the three months ended June 30, 2019.
Assets under management in institutional subadvisory accounts excluding Japan at June 30, 2020, which represented 16.9% of institutional assets under management, decreased 13.7% to $4.9 billion from $5.7 billion at June 30, 2019. The decrease was due to net outflows of $203 million and market depreciation of $581 million. Net outflows included $130 million from preferred securities and $73 million from U.S. real estate. Market depreciation included $426 million from global/international real estate and $103 million from global listed infrastructure. Our annualized organic growth rate for institutional subadvisory accounts excluding Japan was 20.3% for the three months ended June 30, 2020, compared with organic decay of 64.7% for the three months ended June 30, 2019.
Average assets under management for institutional subadvisory accounts excluding Japan for the three months ended June 30, 2020 decreased 28.9% to $4.6 billion from $6.5 billion for the three months ended June 30, 2019.
Open-end funds
Assets under management in open-end funds at June 30, 2020, which represented 43.6% of total assets under management, increased 4.9% to $28.9 billion from $27.6 billion at June 30, 2019. The increase was due to net inflows of $4.3 billion, partially offset by market depreciation of $942 million and distributions of $2.0 billion. Net inflows included $2.3 billion into U.S. real estate and $2.0 billion into preferred securities. Market depreciation included $729 million from U.S. real estate and $244 million from global/international real estate, partially offset by market appreciation of $191 million from preferred securities. Distributions included $1.2 billion from U.S. real estate and $527 million from preferred securities. Our annualized organic growth rate for open-end funds was 33.4% for the three months ended June 30, 2020, compared with 17.7% for the three months ended June 30, 2019.

Average assets under management for open-end funds for the three months ended June 30, 2020 decreased 0.9% to $26.8 billion from $27.1 billion for the three months ended June 30, 2019.
Closed-end funds
Assets under management in closed-end funds at June 30, 2020, which represented 12.9% of total assets under management, decreased 9.5% to $8.5 billion from $9.4 billion at June 30, 2019. The decrease was due to market depreciation of $622 million and distributions of $515 million, partially offset by net inflows of $240 million, primarily due to the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering.
Average assets under management for closed-end funds for the three months ended June 30, 2020 decreased 10.9% to $8.3 billion from $9.3 billion for the three months ended June 30, 2019.

Summary of Operating Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2020	2019	2020	2019
U.S. GAAP
Revenue	$94,087	$101,792	$199,917	$196,018
Expenses	$58,792	$63,688	$136,253	$122,479
Operating income	$35,295	$38,104	$63,664	$73,539
Non-operating income (loss)	$7,953	$4,536	$(11,890)	$19,446
Net income attributable to common stockholders	$28,520	$31,333	$49,092	$63,876
Diluted earnings per share	$0.59	$0.65	$1.01	$1.33
Operating margin	37.5%	37.4%	31.8%	37.5%

As Adjusted (1)
Net income attributable to common stockholders	$26,154	$29,682	$55,593	$57,106
Diluted earnings per share	$0.54	$0.62	$1.15	$1.19
Operating margin	37.7%	38.2%	38.0%	38.1%
_________________________
(1) The "As Adjusted" amounts represent non-GAAP financial measures. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenue (1)

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Institutional accounts	$24,500	$27,410	$(2,910)	(10.6)%
Open-end funds	44,636	46,442	(1,806)	(3.9)%
Closed-end funds	17,512	20,002	(2,490)	(12.4)%
Investment advisory and administration fees	86,648	93,854	(7,206)	(7.7)%
Distribution and service fees	6,930	7,418	(488)	(6.6)%
Other	509	520	(11)	(2.1)%
Total revenue	$94,087	$101,792	$(7,705)	(7.6)%
_________________________
(1) Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
Revenue for the three months ended June 30, 2020 decreased primarily due to lower average assets under management in all three investment vehicles. For the three months ended June 30, 2020:
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.3 bps and 36.4 bps for the three months ended June 30, 2020 and 2019, respectively.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.0 bps and 68.9 bps for the three months ended June 30, 2020 and 2019, respectively. The decrease in the implied annualized effective fee rate is primarily due to a reduction of the investment advisory fee rate and higher fund reimbursements related to the imposition of an expense cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.

•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 84.6 bps and 85.9 bps for the three months ended June 30, 2020 and 2019, respectively. The decrease in the implied annualized effective fee rate is primarily due to the reorganization of Cohen & Steers Global Income Builder, Inc. into Cohen & Steers Infrastructure Fund, Inc.
Expenses

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Employee compensation and benefits	$34,320	$36,846	$(2,526)	(6.9)%
Distribution and service fees	12,518	14,188	(1,670)	(11.8)%
General and administrative	10,726	11,539	(813)	(7.0)%
Depreciation and amortization	1,228	1,115	113	10.1%
Total expenses	$58,792	$63,688	$(4,896)	(7.7)%
Employee compensation and benefits expenses for the three months ended June 30, 2020 decreased primarily due to lower incentive compensation of $3.7 million, partially offset by higher salaries of $1.0 million.
Distribution and service fees expense for the three months ended June 30, 2020 decreased primarily due to lower average assets under management in U.S. open-end funds.
General and administrative expenses for the three months ended June 30, 2020 decreased primarily due to lower travel and entertainment expenses of $895,000, partially offset by higher recruiting fees of $180,000.
Operating Margin
Operating margin for the three months ended June 30, 2020 increased to 37.5% from 37.4% for the three months ended June 30, 2019.
Non-operating Income (Loss)

	Three Months Ended
	June 30, 2020				June 30, 2019
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$604		$289	$893	$1,013		$907	$1,920
Gain (loss) from investments—net	7,317		—	7,317	1,874		—	1,874
Foreign currency gains (losses)—net	(225)		(32)	(257)	505		237	742
Total non-operating income (loss)	$7,696	(1)	$257	$7,953	$3,392	(1)	$1,144	$4,536
_________________________
(1) Amounts included gains of $3.6 million and $1.3 million attributable to third-party interests for the three months ended June 30, 2020 and 2019, respectively.
For the three months ended June 30, 2020, our share of non-operating income from seed investments, excluding a gain of $3.6 million attributable to third-party interests, was $4.1 million. For the three months ended June 30, 2019, our share of non-operating income from seed investments, excluding a gain of $1.3 million attributable to third-party interests, was $2.1 million.
Income Taxes

	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Income tax expense	$11,086	$9,991	$1,095	11.0%
Effective tax rate	28.0%	24.2%
The effective tax rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenue (1)

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Institutional accounts	$52,359	$53,535	$(1,176)	(2.2)%
Open-end funds	94,444	88,069	6,375	7.2%
Closed-end funds	37,134	39,054	(1,920)	(4.9)%
Investment advisory and administration fees	183,937	180,658	3,279	1.8%
Distribution and service fees	14,713	14,391	322	2.2%
Other	1,267	969	298	30.8%
Total revenue	$199,917	$196,018	$3,899	2.0%
_________________________
(1) Prior period amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
Revenue for the six months ended June 30, 2020 increased primarily due to higher average assets under management in open-end funds and one more day in the period, partially offset by lower average assets under management in institutional accounts and closed-end funds. For the six months ended June 30, 2020:
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.9 bps and 36.3 bps for the six months ended June 30, 2020 and 2019, respectively. The increase in the implied annualized effective fee rate is primarily due to the recognition of performance fees.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.0 bps and 68.6 bps for the six months ended June 30, 2020 and 2019, respectively. The decrease in the implied annualized effective fee rate is primarily due to a reduction of the investment advisory fee rate and higher fund reimbursements related to the imposition of an expense cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.
•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 84.8 bps and 86.0 bps for the six months ended June 30, 2020 and 2019, respectively. The decrease in the implied annualized effective fee rate is primarily due to the reorganization of Cohen & Steers Global Income Builder, Inc. into Cohen & Steers Infrastructure Fund, Inc.
Expenses

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Employee compensation and benefits	$72,937	$70,561	$2,376	3.4%
Distribution and service fees	26,622	26,724	(102)	(0.4)%
General and administrative	34,314	22,977	11,337	49.3%
Depreciation and amortization	2,380	2,217	163	7.4%
Total expenses	$136,253	$122,479	$13,774	11.2%
Employee compensation and benefits expenses for the six months ended June 30, 2020 increased primarily due to higher salaries of $1.7 million, severance expenses of $1.0 million, payroll taxes of $684,000 and production compensation of $554,000, partially offset by lower incentive compensation of $2.3 million.
General and administrative expenses for the six months ended June 30, 2020 increased primarily due to costs associated with the RQI rights offering of approximately $12.0 million, partially offset by lower travel and entertainment expenses of $913,000.
Operating Margin
Operating margin for the six months ended June 30, 2020 decreased to 31.8% from 37.5% for the six months ended June 30, 2019. Operating margin, which represents the ratio of operating income to revenue, decreased primarily due to higher general and administrative expenses associated with the RQI rights offering.

Non-operating Income (Loss)

	Six Months Ended
	June 30, 2020				June 30, 2019
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$1,211		$831	$2,042	$1,767		$1,694	$3,461
Gain (loss) from investments—net	(14,710)		—	(14,710)	15,738		—	15,738
Foreign currency gains (losses)—net	(698)		1,476	778	553		(306)	247
Total non-operating income (loss)	$(14,197)	(1)	$2,307	$(11,890)	$18,058	(1)	$1,388	$19,446
_________________________
(1) Amounts included a loss of $8.9 million and a gain of $8.8 million attributable to third-party interests for the six months ended June 30, 2020 and 2019, respectively.
For the six months ended June 30, 2020, our share of non-operating loss from seed investments, excluding a loss of $8.9 million attributable to third-party interests, was $5.3 million. For the six months ended June 30, 2019, our share of non-operating income from seed investments, excluding a gain of $8.8 million attributable to third-party interests, was $9.3 million.
Income Taxes

	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Income tax expense	$11,544	$20,359	$(8,815)	(43.3)%
Effective tax rate	19.0%	24.2%
The effective tax rate for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. These were more than offset by discrete tax items, primarily related to the appreciated value of the restricted stock units delivered in January 2020. The effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by a discrete item related to the appreciated value of the restricted stock units delivered in January 2019.

As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenue
Revenue, as adjusted, for the three months ended June 30, 2020 was $94.0 million, compared with $101.8 million for the three months ended June 30, 2019.
Revenue, as adjusted, excluded the impact of consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended June 30, 2020 were $58.6 million, compared with $62.9 million for the three months ended June 30, 2019.
Expenses, as adjusted, excluded the following:
•The impact of consolidation of certain of our seed investments for both periods; and
•Amounts related to the accelerated vesting of certain restricted stock units for the three months ended June 30, 2019.
Operating Margin
Operating margin, as adjusted, for the three months ended June 30, 2020 was 37.7%, compared with 38.2% for the three months ended June 30, 2019.

Non-operating Income
Non-operating income, as adjusted, for the three months ended June 30, 2020 was $140,000, compared with $877,000 for the three months ended June 30, 2019.
Non-operating income, as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the three months ended June 30, 2020 was 26.5%, compared with 25.3% for the three months ended June 30, 2019.
The effective tax rate, as adjusted, excluded the tax effects associated with non-GAAP adjustments as well as discrete items for both periods.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenue
Revenue, as adjusted, for the six months ended June 30, 2020 was $199.8 million, compared with $195.7 million for the six months ended June 30, 2019.
Revenue, as adjusted, excluded the impact of consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the six months ended June 30, 2020 were $123.9 million, compared with $121.1 million for the six months ended June 30, 2019.
Expenses, as adjusted, excluded the following:
•The impact of consolidation of certain of our seed investments for both periods;
•Costs associated with the RQI rights offering for the six months ended June 30, 2020; and
•Amounts related to the accelerated vesting of certain restricted stock units for the six months ended June 30, 2019.
Operating Margin
Operating margin, as adjusted, for the six months ended June 30, 2020 was 38.0%, compared with 38.1% for the six months ended June 30, 2019.
Non-operating Income
Non-operating income, as adjusted, for the six months ended June 30, 2020 was $263,000, compared with $1.8 million for the six months ended June 30, 2019.
Non-operating income, as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the six months ended June 30, 2020 was 27.0%, compared with 25.3% for the six months ended June 30, 2019.
The effective tax rate, as adjusted, excluded the tax effects associated with non-GAAP adjustments as well as discrete items for both periods.
•For the six months ended June 30, 2020, the tax effect of non-GAAP adjustments was primarily related to the establishment of a valuation allowance associated with unrealized losses on our seed investments. Discrete items were primarily related to the appreciated value of the restricted stock units delivered in January 2020; and

•For the six months ended June 30, 2019, the tax effect of non-GAAP adjustments was primarily related to the release of a portion of the valuation allowance associated with unrealized gains on our seed investments. Discrete items were primarily related to the appreciated value of the restricted stock units delivered in January 2019.
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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per share data)	2020		2019		2020	2019
Net income attributable to common stockholders, U.S. GAAP	$28,520		$31,333		$49,092	$63,876
Seed investments (1)	(3,885)		(1,819)		5,703	(8,835)
Accelerated vesting of restricted stock units	—		470		—	599
General and administrative (2)	—		—		11,859	—
Foreign currency exchange (gains) losses—net (3)	(117)		(267)		(2,044)	397
Tax adjustments (4)	1,636		(35)		(9,017)	1,069
Net income attributable to common stockholders, as adjusted	$26,154		$29,682		$55,593	$57,106

Diluted weighted average shares outstanding	48,572		48,175		48,549	47,942
Diluted earnings per share, U.S. GAAP	$0.59		$0.65		$1.01	$1.33
Seed investments (1)	(0.08)		(0.03)		0.12	(0.18)
Accelerated vesting of restricted stock units	—		0.01		—	0.01
General and administrative (2)	—		—		0.25	—
Foreign currency exchange (gains) losses—net (3)	—	*	(0.01)		(0.04)	0.01
Tax adjustments	0.03		—	*	(0.19)	0.02
Diluted earnings per share, as adjusted	$0.54		$0.62		$1.15	$1.19
_________________________
* Amounts round to less than $0.01 per share.
(1) Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating
(income) loss from seed investments that were not consolidated.
(2) Represents costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering in the first quarter of 2020.
(3) Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4) Tax adjustments are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Discrete items	$13	$(2)	$(5,807)	$(196)
Tax effect of non-GAAP adjustments	1,623	(33)	(3,210)	1,265
Total tax adjustments	$1,636	$(35)	$(9,017)	$1,069

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Revenue, U.S. GAAP	$94,087	$101,792	$199,917	$196,018
Seed investments (1)	(60)	(40)	(89)	(320)
Revenue, as adjusted	$94,027	$101,752	$199,828	$195,698

Expenses, U.S. GAAP	$58,792	$63,688	$136,253	$122,479
Seed investments (1)	(229)	(297)	(457)	(793)
Accelerated vesting of restricted stock units	—	(470)	—	(599)
General and administrative (2)	—	—	(11,859)	—
Expenses, as adjusted	$58,563	$62,921	$123,937	$121,087

Operating income, U.S. GAAP	$35,295	$38,104	$63,664	$73,539
Seed investments (1)	169	257	368	473
Accelerated vesting of restricted stock units	—	470	—	599
General and administrative (2)	—	—	11,859	—
Operating income, as adjusted	$35,464	$38,831	$75,891	$74,611

Operating margin, U.S. GAAP	37.5%	37.4%	31.8%	37.5%
Operating margin, as adjusted	37.7%	38.2%	38.0%	38.1%
_________________________
(1) Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2) Represents costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering in the first quarter of 2020.
Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Non-operating income (loss), U.S. GAAP	$7,953	$4,536	(11,890)	19,446
Seed investments (1)	(7,696)	(3,392)	14,197	(18,058)
Foreign currency exchange (gains) losses—net (2)	(117)	(267)	(2,044)	397
Non-operating income (loss), as adjusted	$140	$877	$263	$1,785
_________________________
(1) Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.
(2) Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

Changes in Financial Condition, Liquidity and Capital Resources
Our principal objectives are to maintain a capital structure that supports our business strategies and to maintain the appropriate amount of liquidity at all times. Furthermore, despite the ongoing challenges arising from the COVID-19 pandemic, we currently expect cash flows from operations are more than adequate to fund our present and reasonably foreseeable future commitments for investing and financing activities.
Net Liquid Assets
Our current financial condition is highly liquid, primarily comprising cash and cash equivalents, U.S. Treasury securities, seed investments and current assets. Liquid assets are reduced by current liabilities, which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any outstanding debt. If we were to experience a sustained decline in the investment performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the COVID-19 pandemic, our assets under management and the fees we earn in future periods could be adversely impacted. In addition, such negative market conditions could result in declines in the value of our seed investments. Any actual or anticipated reduction in our profitability or the value of our seed investments as a result of the COVID-19 pandemic could negatively impact our future financial condition.
The table below summarizes net liquid assets:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$88,135	$101,352
U.S. Treasury securities	49,975	49,807
Seed investments—net	53,802	53,130
Current assets	52,791	59,927
Current liabilities	(67,579)	(85,274)
Net liquid assets	$177,124	$178,942
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly rated financial institutions and include short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and classified as held to maturity, with original maturities ranging from 12 to 24 months.
Seed investments—net
Seed investments are primarily comprised of investments in Company-sponsored funds that we do not consolidate, our pro-rata share of securities held within the funds that we do consolidate, and listed securities held for the purpose of establishing performance track records. Seed investments are recorded at fair value, are generally traded in active markets and can typically be liquidated within a normal settlement cycle.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At June 30, 2020, institutional accounts comprised 51.2% of total accounts receivable, while open-end and closed-end funds, together, comprised 47.8% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at June 30, 2020, there was no allowance for uncollectible accounts required.
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

The table below summarizes cash flows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flow Data:
Net cash provided by (used in) operating activities	$55,601	$45,907
Net cash provided by (used in) investing activities	(3,511)	23,700
Net cash provided by (used in) financing activities	(64,184)	(60,647)
Net increase (decrease) in cash and cash equivalents	(12,094)	8,960
Effect of foreign exchange rate changes on cash and cash equivalents	(1,123)	416
Cash and cash equivalents, beginning of the period	101,352	92,733
Cash and cash equivalents, end of the period	$88,135	$102,109
Cash and cash equivalents decreased by $12.1 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2020. Net cash provided by operating activities was $55.6 million for the six months ended June 30, 2020. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $3.5 million, which included $8.8 million of investment purchases, partially offset by $6.7 million of proceeds from the sale and maturities of investments. Net cash used in financing activities was $64.2 million, including dividends paid to stockholders of $37.3 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.9 million, as well as distributions to redeemable noncontrolling interests of $5.3 million, partially offset by contributions from redeemable noncontrolling interests of $3.8 million.
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
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for CSS, our registered broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At June 30, 2020, CSS had net capital of approximately $3.3 million, which exceeded its minimum regulatory capital requirement by approximately $3.1 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At June 30, 2020, CSAL had regulatory capital of approximately $2.4 million, which exceeded its minimum regulatory capital requirement by approximately $2.0 million. During the three months ended June 30, 2020, CSAL paid dividends in the amount of approximately $12.9 million to its parent, Cohen & Steers Capital Management, Inc.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At June 30, 2020, CSUK had regulatory capital of approximately $26.2 million, which exceeded its minimum regulatory capital requirement by approximately $21.9 million.
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
On August 6, 2020, the Company declared a quarterly dividend on its common stock in the amount of $0.39 per share. The dividend will be payable on August 27, 2020 to stockholders of record at the close of business on August 17, 2020.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of June 30, 2020, we had funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at June 30, 2020:

(in thousands)	2020	2021	2022	2023	2024	2025 and after	Total
Operating leases	$6,194	$12,229	$11,867	$11,393	$957	$—	$42,640
Purchase obligations	1,667	2,342	1,496	747	668	1,000	7,920
Other liability	192	665	665	1,246	1,662	2,077	6,507
Total	$8,053	$15,236	$14,028	$13,386	$3,287	$3,077	$57,067
Operating Leases
Operating leases generally consist of noncancelable long-term leases for office space and certain information technology equipment.
Purchase Obligations
Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.
Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in 2017. This tax liability paid over eight years on an interest-free basis and is included as part of income tax payable on our condensed consolidated statements of financial condition.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. The extent to which the COVID-19 pandemic may impact our business, results of operations, financial condition, liquidity or prospects could affect our accounting estimates and will depend on ongoing and future developments which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the prospects for a sustained recovery in the financial markets and the length of time it will take for our workforce to fully and safely return to the workplace.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During March and April, capital, equity and credit markets experienced sudden and substantial volatility and dislocations as a result of the broader implications of the COVID-19 pandemic. While markets are attempting to recover, the full scope and duration of the market and economic fallout from the COVID-19 pandemic is currently unfolding and impossible to predict, and these conditions could worsen from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. If we were to experience a sustained decline in the performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the COVID-19 pandemic, our assets under management and the fees we earn in future periods could be adversely impacted. In addition, these market declines and disruptions could significantly reduce the demand for, and availability of, our investment products and services and contribute to redemptions, withdrawals and the potential loss of institutional separate account clients, which could have a material adverse effect on our revenue and net income. Please refer to Part II - Item 1A Risk Factors below for additional information regarding the effect on our business COVID-19 has had and may continue to have.
At June 30, 2020, we had approximately $79.8 million of equity investments at fair value and $17.3 million of trading investments subject to price fluctuations. Trading investments included individual debt securities held directly for the purposes of establishing performance track records of approximately $13.3 million and debt securities held within the consolidated Company sponsored-funds of approximately $4.0 million. Equity investments at fair value included securities held within the consolidated Company sponsored-funds of approximately $64.3 million, as well as individual securities held directly for the purpose of establishing performance track records and seed investments in Company-sponsored open-end funds where the we have neither control nor the ability to exercise significant influence of approximately $15.5 million. At June 30, 2020, we consolidated the Cohen & Steers Co-Investment Partnership, L.P., the Cohen & Steers SICAV Diversified Real Assets Fund, the Cohen & Steers SICAV Global Listed Infrastructure Fund and the Cohen & Steers SICAV Global Real Estate Securities Fund.
The following table summarizes the effect of a ten percent increase or decrease in equity prices on our investments subject to price fluctuations as of June 30, 2020:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Equity investments at fair value	$79,834	$87,817	$71,851
Trading	$17,278	$19,006	$15,550

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at June 30, 2020. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at June 30, 2020 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite our current “work-from-home” operating environment due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls and third-party relationships to evaluate the impact, if any, on their design and operating effectiveness.

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
Our business and operations are subject to risks associated with and arising from epidemic diseases, such as the ongoing global outbreak of the novel coronavirus, or COVID-19.
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
The full scope and duration of the social, market and economic fallout from the COVID-19 pandemic is unfolding and impossible to predict, and these conditions could worsen dramatically from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. If we were to experience a sustained decline in the performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the COVID-19 pandemic, our assets under management and the fees we earn in future periods could be adversely impacted. In addition, these market declines and disruptions could significantly reduce the demand for, and availability of, our investment products and services, and contribute to redemptions and withdrawals from our funds and the loss of institutional separate account clients, which could have a material adverse effect on our revenue and net income. Any actual or anticipated reduction in our profitability could impair our future dividend capacity and cash management policies and have a significant negative impact on the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2020, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2020	—	$—	—	—
May 1 through May 31, 2020	1,140	$60.31	—	—
June 1 through June 30, 2020	—	$—	—	—
Total	1,140	$60.31	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	August 7, 2020	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 7, 2020	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer