Form 10-Q
period 2020-09-30
COHEN & STEERS, INC.
filed 2020-11-05
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 2, 2020 was 47,785,725.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q

* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views and expectations with respect to, among other things, our operations and financial performance, and the impact of the ongoing coronavirus (COVID-19) pandemic on the current economic environment and our business. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "may," "should," "seeks," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of this report, our Annual Report on Form 10-K for the year ended December 31, 2019 (the Form 10-K) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 (the First and Second Quarter 10-Qs), each of which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K, the First and Second Quarter 10-Qs and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$96,305	$101,352
Investments ($71,941 and $82,829) (1)	151,365	155,213
Accounts receivable	67,094	59,101
Due from brokers ($163 and $1,743) (1)	2,443	1,743
Property and equipment—net	10,920	12,486
Operating lease right-of-use assets	33,649	38,440
Goodwill and intangible assets—net	20,023	19,560
Deferred income tax asset—net	7,073	7,091
Other assets ($1,247 and $1,041) (1)	8,594	7,433
Total assets	$397,466	$402,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$36,615	$48,105
Distribution and service fees payable	6,722	7,318
Operating lease liabilities	37,669	43,349
Income tax payable	23,440	22,194
Due to brokers ($76 and $366) (1)	293	366
Other liabilities and accrued expenses ($328 and $784) (1)	11,553	13,972
Total liabilities	116,292	135,304
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	45,420	53,412
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,456,437 and 52,580,246 shares issued at September 30, 2020 and December 31, 2019, respectively	535	527
Additional paid-in capital	660,689	636,788
Accumulated deficit	(218,643)	(242,461)
Accumulated other comprehensive loss, net of tax	(6,065)	(6,326)
Less: Treasury stock, at cost, 5,674,510 and 5,329,820 shares at September 30, 2020 and December 31, 2019, respectively	(200,762)	(174,825)
Total stockholders' equity	235,754	213,703
Total liabilities and stockholders' equity	$397,466	$402,419
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2020 and December 31, 2019 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Investment advisory and administration fees	$103,160	$96,763	$287,097	$277,421
Distribution and service fees	7,572	7,681	22,285	22,072
Other	427	521	1,694	1,490
Total revenue	111,159	104,965	311,076	300,983
Expenses:
Employee compensation and benefits	41,060	37,877	113,997	108,438
Distribution and service fees	14,642	14,142	41,264	40,866
General and administrative	11,006	11,713	45,320	34,690
Depreciation and amortization	1,144	1,100	3,524	3,317
Total expenses	67,852	64,832	204,105	187,311
Operating income (loss)	43,307	40,133	106,971	113,672
Non-operating income (loss):
Interest and dividend income—net	694	1,713	2,736	5,174
Gain (loss) from investments—net	3,279	4,472	(11,431)	20,210
Foreign currency gain (loss)—net	(742)	432	36	679
Total non-operating income (loss)	3,231	6,617	(8,659)	26,063
Income before provision for income taxes	46,538	46,750	98,312	139,735
Provision for income taxes	12,532	10,352	24,076	30,711
Net income	34,006	36,398	74,236	109,024
Less: Net (income) loss attributable to redeemable noncontrolling interests	(2,102)	(2,381)	6,760	(11,131)
Net income attributable to common stockholders	$31,904	$34,017	$80,996	$97,893

Earnings per share attributable to common stockholders:
Basic	$0.67	$0.72	$1.70	$2.07
Diluted	$0.66	$0.70	$1.67	$2.03
Dividends declared per share	$0.39	$0.36	$1.17	$1.08
Weighted average shares outstanding:
Basic	47,855	47,316	47,778	47,256
Diluted	48,681	48,412	48,588	48,118

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$34,006	$36,398	$74,236	$109,024
Less: Net (income) loss attributable to redeemable noncontrolling interests	(2,102)	(2,381)	6,760	(11,131)
Net income attributable to common stockholders	31,904	34,017	80,996	97,893
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,357	(1,900)	261	(1,800)
Total comprehensive income attributable to common stockholders	$33,261	$32,117	$81,257	$96,093

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2020	$535	$652,579	$(231,409)	$(7,422)	$(200,740)	$213,543	$43,073
Dividends ($0.39 per share)	—	—	(19,138)	—	—	(19,138)	—
Issuance of common stock	—	225	—	—	—	225	—
Repurchase of common stock	—	—	—	—	(22)	(22)	—
Issuance of restricted stock units—net	—	652	—	—	—	652	—
Amortization of restricted stock units	—	7,247	—	—	—	7,247	—
Forfeitures of restricted stock units	—	(14)	—	—	—	(14)	—
Net income	—	—	31,904	—	—	31,904	2,102
Other comprehensive income (loss), net of tax	—	—	—	1,357	—	1,357	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	245
September 30, 2020	$535	$660,689	$(218,643)	$(6,065)	$(200,762)	$235,754	$45,420

	Three Months Ended September 30, 2019
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2019	$526	$617,726	$(179,852)	$(7,223)	$(174,802)	$256,375	$38,104
Dividends ($0.36 per share)	—	—	(17,665)	—	—	(17,665)	—
Issuance of common stock	1	184	—	—	—	185	—
Repurchase of common stock	—	—	—	—	(23)	(23)	—
Issuance of restricted stock units—net	—	1,135	—	—	—	1,135	—
Amortization of restricted stock units	—	6,784	—	—	—	6,784	—
Forfeitures of restricted stock units	—	(7)	—	—	—	(7)	—
Net income	—	—	34,017	—	—	34,017	2,381
Other comprehensive income (loss), net of tax	—	—	—	(1,900)	—	(1,900)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	19,805
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(7,181)
September 30, 2019	$527	$625,822	$(163,500)	$(9,123)	$(174,825)	$278,901	$53,109

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)—(Continued)
(in thousands, except per share data)

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2020	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412
Dividends ($1.17 per share)	—	—	(57,178)	—	—	(57,178)	—
Issuance of common stock	8	827	—	—	—	835	—
Repurchase of common stock	—	—	—	—	(25,937)	(25,937)	—
Issuance of restricted stock units—net	—	1,721	—	—	—	1,721	—
Amortization of restricted stock units	—	21,398	—	—	—	21,398	—
Forfeitures of restricted stock units	—	(45)	—	—	—	(45)	—
Net income	—	—	80,996	—	—	80,996	(6,760)
Other comprehensive income (loss), net of tax	—	—	—	261	—	261	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,232)
September 30, 2020	$535	$660,689	$(218,643)	$(6,065)	$(200,762)	$235,754	$45,420

	Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2019	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192
Dividends ($1.08 per share)	—	—	(52,989)	—	—	(52,989)	—
Issuance of common stock	9	718	—	—	—	727	—
Repurchase of common stock	—	—	—	—	(10,408)	(10,408)	—
Issuance of restricted stock units—net	—	2,718	—	—	—	2,718	—
Amortization of restricted stock units	—	20,129	—	—	—	20,129	—
Forfeitures of restricted stock units	—	(15)	—	—	—	(15)	—
Net income	—	—	97,893	—	—	97,893	11,131
Other comprehensive income (loss), net of tax	—	—	—	(1,800)	—	(1,800)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	3,171
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(75,385)
September 30, 2019	$527	$625,822	$(163,500)	$(9,123)	$(174,825)	$278,901	$53,109

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$74,236	$109,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	22,002	21,019
Amortization of deferred commissions	1,309	736
Depreciation and amortization	3,524	3,317
Amortization of right-of-use assets	4,791	7,655
Amortization (accretion) of premium (discount) on held-to-maturity investments	(194)	(408)
(Gain) loss from investments—net	11,431	(20,210)
Deferred income taxes	43	108
Foreign currency (gain) loss	(559)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(7,434)	(15,193)
Due from brokers	(700)	(945)
Deferred commissions	(1,075)	(1,067)
Investments within consolidated funds	545	(15,654)
Other assets	(1,194)	(3,525)
Accrued compensation	(11,490)	(6,299)
Distribution and service fees payable	(596)	10
Operating lease liabilities	(5,680)	(8,257)
Due to brokers	(73)	1,312
Income tax payable	1,246	1,491
Other liabilities and accrued expenses	(2,944)	704
Net cash provided by (used in) operating activities	87,188	73,778
Cash flows from investing activities:
Purchases of investments	(58,679)	(47,742)
Proceeds from sales and maturities of investments	51,059	70,460
Purchases of property and equipment	(1,962)	(2,197)
Net cash provided by (used in) investing activities	(9,582)	20,521
Cash flows from financing activities:
Issuance of common stock—net	710	619
Repurchase of common stock	(25,937)	(10,408)
Dividends to stockholders	(55,971)	(51,068)
Distributions to redeemable noncontrolling interests	(5,774)	(35,978)
Contributions from redeemable noncontrolling interests	4,542	39,149
Net cash provided by (used in) financing activities	(82,430)	(57,686)
Net increase (decrease) in cash and cash equivalents	(4,824)	36,613
Effect of foreign exchange rate changes on cash and cash equivalents	(223)	(1,018)
Cash and cash equivalents, beginning of the period	101,352	92,733
Cash and cash equivalents, end of the period	$96,305	$128,328

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the nine months ended September 30, 2020, the Company paid taxes of approximately $25,425,000 and received tax refunds of approximately $2,662,000. During the nine months ended September 30, 2019, the Company paid taxes of approximately $29,446,000 and received tax refunds of approximately $348,000.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $1,207,000 and $1,921,000 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.
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
Accounting Estimates—The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates due to factors we cannot fully predict including the extent of the impact to the Company's business from the ongoing COVID-19 pandemic. The extent to which the COVID-19 pandemic may continue to impact the Company's business, results of operations, financial condition or liquidity could affect the Company's accounting estimates and will depend on ongoing and future developments which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the prospects for a sustained recovery in the financial markets and the length of time it will take for the Company's workforce to fully and safely return to the workplace.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
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
Due from/to Brokers—The Company, including the consolidated Company-sponsored funds, may transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balance represents cash and/or cash collateral balances at brokers/custodians and/or receivables and payables for unsettled securities transactions with brokers.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At September 30, 2020, the Company's investments were comprised of the following:
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
•Held-to-maturity investments, which generally represent corporate investments in U.S. Treasury securities recorded at amortized cost. Under the CECL model, any expected credit losses are recognized as an allowance, which represents an adjustment to the amortized costs basis. The Company did not record any provision for credit losses on these securities during the nine months ended September 30, 2020.
•Equity method investments, which generally represent seed investments in Company-sponsored funds in which the Company owns between 20-50% of the outstanding voting interests or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of net income or loss for the period which is recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
From time to time, the Company, including the consolidated Company-sponsored funds, may enter into derivative contracts, including options, futures and swaps contracts, to gain exposure to the underlying commodities markets or to economically hedge market risk of the underlying portfolios. Gains and losses on derivative contracts are recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
Additionally, from time to time, the Company, including the consolidated Company-sponsored funds, may enter into forward foreign exchange contracts to economically hedge its currency exposure. These instruments are measured at fair value based on the prevailing forward exchange rate with gains and losses recorded in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.
Leases—The Company determines if an arrangement is a lease at inception. The Company has operating leases for corporate offices and certain information technology equipment and these leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company’s condensed consolidated statements of financial condition.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
In certain instances, the Company may earn performance fees when specified performance hurdles are met during the performance period. Performance fees are forms of variable consideration and are not recognized until it becomes probable that there will not be a significant reversal of the cumulative revenue recognized.
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
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes in the condensed consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was ($6,065,000) and ($6,326,000) at September 30, 2020 and December 31, 2019, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries are included in non-operating income (loss) in the condensed consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s condensed consolidated statements of operations.
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

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Client domicile:
North America	$91,298	$90,674	$263,712	$258,384
Japan	8,011	8,552	23,913	25,170
Asia Pacific excluding Japan	3,013	3,387	8,621	9,093
Europe, Middle East and Africa	8,837	2,352	14,830	8,336
Total	$111,159	$104,965	$311,076	$300,983

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Investment vehicle:
Open-end funds (1)	$59,176	$56,220	$168,333	$158,680
Closed-end funds	18,676	20,714	55,810	59,768
Institutional accounts	32,880	27,510	85,239	81,045
Other	427	521	1,694	1,490
Total	$111,159	$104,965	$311,076	$300,983
________________________
(1)    Included distribution and service fees of $7.6 million and $7.7 million for the three months ended September 30, 2020 and 2019, respectively, and $22.3 million and $22.1 million for the nine months ended September 30, 2020 and 2019, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
4. Investments

The following table summarizes the Company's investments:

(in thousands)	September 30, 2020	December 31, 2019
Equity investments at fair value	$83,492	$89,872
Trading	17,406	14,980
Held-to-maturity carried at amortized cost (1)	49,976	49,807
Equity method	491	554
Total investments	$151,365	$155,213
_________________________
(1)    Held-to-maturity investments had a fair value of approximately $50.1 million and $50.0 million at September 30, 2020 and December 31, 2019, respectively. These securities would be classified as level 2 within the fair value hierarchy if carried at fair value. Original maturities ranged from 3 to 24 months at September 30, 2020 and December 31, 2019.
The Company seeded one new fund during the nine months ended September 30, 2020 and two new funds during the nine months ended September 30, 2019.
The following table summarizes gain (loss)—net from investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net realized gains (losses) during the period	$(177)	$1,359	$(5,598)	$5,118
Net unrealized gains (losses) during the period on investments still held at the end of the period	3,456	3,113	(5,833)	15,092
Gain (loss) from investments—net (1)	$3,279	$4,472	$(11,431)	$20,210
________________________
(1)    Included net income (loss) attributable to redeemable noncontrolling interests.
At September 30, 2020 and December 31, 2019, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP), SICAV GRE and the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP).

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	September 30, 2020
(in thousands)	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$6,585	$277	$34,924	$30,155	$71,941
Due from brokers	3	64	71	25	163
Other assets	109	—	806	332	1,247
Total assets	$6,697	$341	$35,801	$30,512	$73,351

Liabilities (1)
Due to brokers	$—	$—	$35	$41	$76
Other liabilities and accrued expenses	42	5	207	74	328
Total liabilities	$42	$5	$242	$115	$404

	December 31, 2019
(in thousands)	GLI SICAV	GRP-CIP	SICAV GRE	SICAV RAP	Total
Assets (1)
Investments	$7,048	$337	$45,468	$29,976	$82,829
Due from brokers	264	203	663	613	1,743
Other assets	92	—	681	268	1,041
Total assets	$7,404	$540	$46,812	$30,857	$85,613

Liabilities (1)
Due to brokers	$45	$—	$92	$229	$366
Other liabilities and accrued expenses	100	5	466	213	784
Total liabilities	$145	$5	$558	$442	$1,150
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
The following tables present fair value measurements:

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$82,751	$—	$—	$—	$—	$82,751
Equity investments at fair value
Common stocks	$81,505	$—	$—	$—	$—	$81,505
Company-sponsored funds	133	—	—	—	—	133
Limited partnership interests	619	—	—	277	—	896
Preferred securities	829	12	—	—	—	841
Other	—	—	—	117	—	117
Total	$83,086	$12	$—	$394	$—	$83,492
Trading investments
Fixed income	$—	$17,406	$—	$—	$—	$17,406
Held-to-maturity investments	$—	$—	$—	$—	$49,976	$49,976
Equity method investments	$—	$—	$—	$491	$—	$491

Total investments	$83,086	$17,418	$—	$885	$49,976	$151,365

Derivatives - assets
Futures - commodities	$663	$—	$—	$—	$—	$663
Total return swaps - commodities	—	37	—	—	—	37
Forward contracts - foreign exchange	—	9	—	—	—	9
Total	$663	$46	$—	$—	$—	$709
Derivatives - liabilities
Futures - commodities	$283	$—	$—	$—	$—	$283
Total return swaps - equities	—	45	—	—	—	45
Forward contracts - foreign exchange	—	288	—	—	—	288
Total	$283	$333	$—	$—	$—	$616

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$85,889	$—	$—	$—	$—	$85,889
Equity investments at fair value
Common stocks	$87,408	$—	$—	$—	$—	$87,408
Company-sponsored funds	132	—	—	—	—	132
Limited partnership interests	1,048	—	—	337	—	1,385
Preferred securities	704	108	—	—	—	812
Other	—	—	—	135	—	135
Total	$89,292	$108	$—	$472	$—	$89,872
Trading investments
Fixed income	$—	$14,980	$—	$—	$—	$14,980
Held-to-maturity investments	$—	$—	$—	$—	$49,807	$49,807
Equity method investments	$—	$—	$—	$554	$—	$554

Total investments	$89,292	$15,088	$—	$1,026	$49,807	$155,213

Derivatives - assets
Futures - commodities	$570	$—	$—	$—	$—	$570
Forward contracts - foreign exchange	—	74	—	—	—	74
Total	$570	$74	$—	$—	$—	$644
Derivatives - liabilities
Futures - commodities	$339	$—	$—	$—	$—	$339
Total return swaps - commodities	—	173	—	—	—	173
Forward contracts - foreign exchange	—	44	—	—	—	44
Total	$339	$217	$—	$—	$—	$556
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:
•Equity investments at fair value - included limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table), both of which are valued based on the NAVs of the underlying investments. At September 30, 2020 and December 31, 2019, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
•Equity method investments - included the Company's partnership interests in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and the Cohen & Steers Global Realty Focus Fund (GRF), a series of Cohen & Steers Series LP. GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either September 30, 2020 or December 31, 2019. GRF invests in global real estate investment trusts and other publicly traded real estate companies. The Company's ownership interest was approximately 0.7% and the Company had the ability to redeem the investment in GRF with 15 days' notice. The Company's risk with respect to both investments is limited to its equity ownership interest and any uncollected management fees.
Held-to-maturity investments were comprised of U.S. Treasury securities, which were directly issued by the U.S. government, with original maturities of 3 to 24 months at September 30, 2020 and December 31, 2019. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
Investments measured at NAV and held-to-maturity investments have not been classified in the fair value hierarchy. The amounts presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
Swap contracts classified as level 2 were valued based on the underlying futures contracts or equity indices.
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments, which are generally immaterial, are valued on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by the Company's valuation committee which is comprised of senior members from various departments within the Company, including investment management. The valuation committee provides independent oversight of the valuation policies and procedures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
6. Derivatives

The following tables summarize the notional amounts and fair value of the outstanding derivative financial instruments none of which are designated in a formal hedging relationship:

	As of September 30, 2020
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Futures - commodities	$12,675	$3,769	$663	$283
Total return swaps - commodities	—	8,578	37	—
Total return swaps - equities	—	17,264	—	45
Forward contracts - foreign exchange	—	16,842	9	288
	$12,675	$46,453	$709	$616

	As of December 31, 2019
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Futures - commodities	$14,394	$4,623	$570	$339
Total return swaps - commodities	—	8,909	—	173
Forward contracts - foreign exchange	—	10,787	74	44
	$14,394	$24,319	$644	$556
________________________
(1)    The fair value of derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.

Commodity swap contracts are utilized as economic hedges to reduce the overall risk of the Company's market exposure to seed investments in commodity futures. Equity swap contracts are utilized to economically hedge a portion of the market risk of certain seed investments, including certain investments held within consolidated Company-sponsored funds. The Company enters into foreign exchange contracts to sell currency to economically hedge exposure arising from certain non-U.S. dollar investment advisory fees.
Cash included in due from brokers of approximately $2,180,000 on the condensed consolidated statement of financial condition at September 30, 2020 was held as collateral for swap contracts. Investments of approximately $1,546,000 and $1,713,000 on the condensed consolidated statements of financial condition at September 30, 2020 and December 31, 2019, respectively, were held as collateral for futures and swap contracts.
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Futures - commodities	$740	$(236)	$(949)	$505
Total return swaps - commodities	(708)	211	1,052	(135)
Total return swaps - equities	(45)	—	(45)	—
Forward contracts - foreign exchange	(242)	198	(309)	162
Total (1)	$(255)	$173	$(251)	$532
________________________
(1)    Gains and losses on derivative financial instruments are recorded as gain (loss) from investments—net in the Company's condensed consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
7. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the total weighted average shares of common stock outstanding and common stock equivalents determined using the treasury stock method. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards and are excluded from the computation if their effect is anti-dilutive.
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$34,006	$36,398	$74,236	$109,024
Less: Net (income) loss attributable to redeemable noncontrolling interests	(2,102)	(2,381)	6,760	(11,131)
Net income attributable to common stockholders	$31,904	$34,017	$80,996	$97,893
Basic weighted average shares outstanding	47,855	47,316	47,778	47,256
Dilutive potential shares from restricted stock units	826	1,096	810	862
Diluted weighted average shares outstanding	48,681	48,412	48,588	48,118

Basic earnings per share attributable to common stockholders	$0.67	$0.72	$1.70	$2.07
Diluted earnings per share attributable to common stockholders	$0.66	$0.70	$1.67	$2.03

Anti-dilutive common stock equivalents excluded from the calculation	16	—	—	—

8. Income Taxes

The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2020 was approximately 28.2%, compared with approximately 23.3% for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. The effective tax rate for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments.

The effective tax rate for the nine months ended September 30, 2020 was approximately 22.9%, compared with approximately 23.9% for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. These were partially offset by discrete tax items, primarily related to the appreciated value of the restricted stock units delivered in January 2020. The effective tax rate for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments and a discrete item related to the appreciated value of the restricted stock units delivered in January 2019.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
9. Regulatory Requirements

CSS, a registered broker-dealer in the U.S., is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At September 30, 2020, CSS had net capital of approximately $2.8 million, which exceeded its requirement by approximately $2.6 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provisions (k)(1) and (k)(2)(i) of such rule.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At September 30, 2020, CSAL had regulatory capital of approximately $3.5 million, which exceeded its minimum regulatory capital requirement by approximately $3.1 million. During the nine months ended September 30, 2020, CSAL paid dividends in the amount of approximately $12.9 million to its parent, CSCM.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At September 30, 2020, CSUK had regulatory capital of approximately $27.4 million, which exceeded its minimum regulatory capital requirement by approximately $22.7 million. During the nine months ended September 30, 2020, CSUK paid a dividend in the amount of approximately $14.8 million to its parent, CNS.

10. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these Company-sponsored funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Investment advisory and administration fees (1)	$69,124	$68,224	$198,501	$193,329
Distribution and service fees	7,572	7,681	22,285	22,072
Total	$76,696	$75,905	$220,786	$215,401
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $3.3 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively, and $9.4 million and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds that are not consolidated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales	$—	$—	$7	$26,506
Gross realized gains	—	—	—	32
Gross realized losses	—	—	—	(907)
Dividend income	1	1	3	31
Included in accounts receivable at September 30, 2020 and December 31, 2019 are receivables due from Company-sponsored funds of approximately $25,670,000 and $26,701,000, respectively. Included in accounts payable at September 30, 2020 and December 31, 2019 are payables due to Company-sponsored funds of approximately $447,000 and $474,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)(UNAUDITED)
11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of September 30, 2020, the Company had funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. The unfunded commitment is not recorded on the Company's condensed consolidated statements of financial condition.

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
On November 5, 2020, the Company declared quarterly and special cash dividends on its common stock in the amount of $0.39 and $1.00 per share, respectively. The dividends will be payable on December 1, 2020 to stockholders of record at the close of business on November 16, 2020.
On October 27, 2020, the initial offering period of the Company's latest closed-end fund, the Cohen & Steers Tax-Advantaged Preferred Securities and Income Fund, concluded. In connection with the offering, the Company raised approximately $1.3 billion in proceeds, excluding leverage. In addition, the underwriters have an option to purchase, within 45 days, up to an additional 7.5 million shares at the public offering price of $25.00 per share. To date, the Company has incurred approximately $57.0 million in costs related to the offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
COVID-19
The recent resurgence of the coronavirus (COVID-19) in various parts of the globe has led to the re-implementation of government restrictions to prevent further spread of the virus. These restrictions include varying degrees of temporary closure of businesses deemed “non-essential”, travel bans and restrictions, social distancing and quarantines.
A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and policy decisions made by governments across the globe as they react to evolving local and global conditions, and the potential for developments in vaccines and therapeutics. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain.
We are continuously managing and evaluating its strategy and response to the COVID-19 pandemic. During the first quarter of 2020, we activated our Business Continuity Plan and the majority of our employees continue to work from home. Ongoing business operations, including investment, trading, operational and client service capabilities have not been materially impacted as a result of the ongoing COVID-19 pandemic; however, there is no assurance that they will not be impacted in future periods. We have also altered our travel policy, suspending all domestic and international air travel, and are leveraging our IT infrastructure to conduct virtual meetings with both internal and external parties. We remain focused on managing our clients' portfolios while maintaining the safety of our employees, families and communities.

The full scope and duration of the social, market and economic fallout from the COVID-19 pandemic is impossible to predict, and conditions emanating from the outbreak could worsen from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. Please refer to Part II - Item 1A Risk Factors below for additional information regarding the effect on our business COVID-19 has had and may continue to have.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Institutional Accounts
Assets under management, beginning of period	$28,867	$29,602	$31,813	$27,148
Inflows	1,936	1,158	6,103	2,962
Outflows	(1,337)	(646)	(3,321)	(4,007)
Net inflows (outflows)	599	512	2,782	(1,045)
Market appreciation (depreciation)	1,273	1,723	(3,206)	6,423
Distributions	(359)	(304)	(1,009)	(998)
Transfers	—	—	—	5
Total increase (decrease)	1,513	1,931	(1,433)	4,385
Assets under management, end of period	$30,380	$31,533	$30,380	$31,533
Percentage of total assets under management	43.1%	44.5%	43.1%	44.5%
Average assets under management	$30,325	$30,515	$29,159	$29,975

Open-end Funds
Assets under management, beginning of period	$28,921	$27,563	$30,725	$22,295
Inflows	4,020	2,794	13,560	8,896
Outflows	(2,398)	(2,178)	(9,832)	(5,707)
Net inflows (outflows)	1,622	616	3,728	3,189
Market appreciation (depreciation)	1,100	1,632	(2,006)	5,349
Distributions	(239)	(213)	(1,043)	(1,230)
Transfers	—	—	—	(5)
Total increase (decrease)	2,483	2,035	679	7,303
Assets under management, end of period	$31,404	$29,598	$31,404	$29,598
Percentage of total assets under management	44.5%	41.8%	44.5%	41.8%
Average assets under management	$30,694	$28,548	$29,137	$26,767

Closed-end Funds
Assets under management, beginning of period	$8,539	$9,436	$9,644	$8,410
Inflows	50	2	454	2
Outflows	(1)	—	(89)	—
Net inflows (outflows)	49	2	365	2
Market appreciation (depreciation)	257	396	(908)	1,676
Distributions	(126)	(127)	(382)	(381)
Total increase (decrease)	180	271	(925)	1,297
Assets under management, end of period	$8,719	$9,707	$8,719	$9,707
Percentage of total assets under management	12.4%	13.7%	12.4%	13.7%
Average assets under management	$8,777	$9,580	$8,795	$9,301

Total
Assets under management, beginning of period	$66,327	$66,601	$72,182	$57,853
Inflows	6,006	3,954	20,117	11,860
Outflows	(3,736)	(2,824)	(13,242)	(9,714)
Net inflows (outflows)	2,270	1,130	6,875	2,146
Market appreciation (depreciation)	2,630	3,751	(6,120)	13,448
Distributions	(724)	(644)	(2,434)	(2,609)
Total increase (decrease)	4,176	4,237	(1,679)	12,985
Assets under management, end of period	$70,503	$70,838	$70,503	$70,838
Average assets under management	$69,796	$68,643	$67,091	$66,043

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advisory
Assets under management, beginning of period	$15,251	$14,099	$15,669	$12,065
Inflows	1,142	567	3,679	1,580
Outflows	(1,036)	(126)	(2,025)	(1,104)
Net inflows (outflows)	106	441	1,654	476
Market appreciation (depreciation)	736	703	(1,230)	2,697
Transfers	—	—	—	5
Total increase (decrease)	842	1,144	424	3,178
Assets under management, end of period	$16,093	$15,243	$16,093	$15,243
Percentage of institutional assets under management	53.0%	48.3%	53.0%	48.3%
Average assets under management	$16,209	$14,666	$15,141	$13,896

Japan Subadvisory
Assets under management, beginning of period	$8,736	$9,846	$10,323	$9,288
Inflows	390	289	1,366	388
Outflows	(96)	(280)	(474)	(863)
Net inflows (outflows)	294	9	892	(475)
Market appreciation (depreciation)	345	754	(1,190)	2,490
Distributions	(359)	(304)	(1,009)	(998)
Total increase (decrease)	280	459	(1,307)	1,017
Assets under management, end of period	$9,016	$10,305	$9,016	$10,305
Percentage of institutional assets under management	29.7%	32.7%	29.7%	32.7%
Average assets under management	$8,968	$10,009	$8,897	$9,893

Subadvisory Excluding Japan
Assets under management, beginning of period	$4,880	$5,657	$5,821	$5,795
Inflows	404	302	1,058	994
Outflows	(205)	(240)	(822)	(2,040)
Net inflows (outflows)	199	62	236	(1,046)
Market appreciation (depreciation)	192	266	(786)	1,236
Total increase (decrease)	391	328	(550)	190
Assets under management, end of period	$5,271	$5,985	$5,271	$5,985
Percentage of institutional assets under management	17.4%	19.0%	17.4%	19.0%
Average assets under management	$5,148	$5,840	$5,121	$6,186

Total Institutional Accounts
Assets under management, beginning of period	$28,867	$29,602	$31,813	$27,148
Inflows	1,936	1,158	6,103	2,962
Outflows	(1,337)	(646)	(3,321)	(4,007)
Net inflows (outflows)	599	512	2,782	(1,045)
Market appreciation (depreciation)	1,273	1,723	(3,206)	6,423
Distributions	(359)	(304)	(1,009)	(998)
Transfers	—	—	—	5
Total increase (decrease)	1,513	1,931	(1,433)	4,385
Assets under management, end of period	$30,380	$31,533	$30,380	$31,533
Average assets under management	$30,325	$30,515	$29,159	$29,975

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. Real Estate
Assets under management, beginning of period	$28,119	$28,841	$31,024	$24,627
Inflows	2,827	1,638	8,910	4,893
Outflows	(1,733)	(1,519)	(5,186)	(4,008)
Net inflows (outflows)	1,094	119	3,724	885
Market appreciation (depreciation)	882	2,436	(3,460)	7,335
Distributions	(485)	(413)	(1,709)	(1,885)
Transfers	—	(19)	31	2
Total increase (decrease)	1,491	2,123	(1,414)	6,337
Assets under management, end of period	$29,610	$30,964	$29,610	$30,964
Percentage of total assets under management	42.0%	43.7%	42.0%	43.7%
Average assets under management	$29,442	$29,862	$28,223	$28,586

Preferred Securities
Assets under management, beginning of period	$17,116	$15,735	$17,581	$13,068
Inflows	2,167	1,371	6,698	4,406
Outflows	(941)	(732)	(4,836)	(2,274)
Net inflows (outflows)	1,226	639	1,862	2,132
Market appreciation (depreciation)	844	510	102	1,966
Distributions	(176)	(154)	(504)	(436)
Transfers	—	19	(31)	19
Total increase (decrease)	1,894	1,014	1,429	3,681
Assets under management, end of period	$19,010	$16,749	$19,010	$16,749
Percentage of total assets under management	27.0%	23.6%	27.0%	23.6%
Average assets under management	$18,255	$16,268	$17,331	$15,232

Global/International Real Estate
Assets under management, beginning of period	$12,659	$12,196	$13,509	$11,047
Inflows	851	672	3,706	1,912
Outflows	(379)	(349)	(1,759)	(2,226)
Net inflows (outflows)	472	323	1,947	(314)
Market appreciation (depreciation)	740	638	(1,546)	2,502
Distributions	(8)	(16)	(47)	(94)
Total increase (decrease)	1,204	945	354	2,094
Assets under management, end of period	$13,863	$13,141	$13,863	$13,141
Percentage of total assets under management	19.7%	18.6%	19.7%	18.6%
Average assets under management	$13,520	$12,633	$12,722	$12,532

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Global Listed Infrastructure
Assets under management, beginning of period	$6,768	$7,544	$8,076	$6,517
Inflows	139	212	681	494
Outflows	(655)	(92)	(1,323)	(414)
Net inflows (outflows)	(516)	120	(642)	80
Market appreciation (depreciation)	93	159	(985)	1,326
Distributions	(46)	(49)	(150)	(149)
Total increase (decrease)	(469)	230	(1,777)	1,257
Assets under management, end of period	$6,299	$7,774	$6,299	$7,774
Percentage of total assets under management	8.9%	11.0%	8.9%	11.0%
Average assets under management	$6,839	$7,650	$7,082	$7,383

Other
Assets under management, beginning of period	$1,665	$2,285	$1,992	$2,594
Inflows	22	61	122	155
Outflows	(28)	(132)	(138)	(792)
Net inflows (outflows)	(6)	(71)	(16)	(637)
Market appreciation (depreciation)	71	8	(231)	319
Distributions	(9)	(12)	(24)	(45)
Transfers	—	—	—	(21)
Total increase (decrease)	56	(75)	(271)	(384)
Assets under management, end of period	$1,721	$2,210	$1,721	$2,210
Percentage of total assets under management	2.4%	3.1%	2.4%	3.1%
Average assets under management	$1,740	$2,230	$1,733	$2,310

Total
Assets under management, beginning of period	$66,327	$66,601	$72,182	$57,853
Inflows	6,006	3,954	20,117	11,860
Outflows	(3,736)	(2,824)	(13,242)	(9,714)
Net inflows (outflows)	2,270	1,130	6,875	2,146
Market appreciation (depreciation)	2,630	3,751	(6,120)	13,448
Distributions	(724)	(644)	(2,434)	(2,609)
Total increase (decrease)	4,176	4,237	(1,679)	12,985
Assets under management, end of period	$70,503	$70,838	$70,503	$70,838
Average assets under management	$69,796	$68,643	$67,091	$66,043

Investment Performance at September 30, 2020
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
(2)    © 2020 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2020. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at September 30, 2020 decreased 0.5% to $70.5 billion from $70.8 billion at September 30, 2019. The decrease was due to market depreciation of $5.0 billion, which included the impact of $15.3 billion of market depreciation in the first quarter of 2020 primarily related to the COVID-19 pandemic, and distributions of $3.8 billion, partially offset by net inflows of $8.5 billion. Net inflows included $4.8 billion into U.S. real estate, $2.4 billion into preferred securities and $2.1 billion into global/international real estate, partially offset by net outflows of $709 million from global listed infrastructure. Market depreciation included $3.4 billion from U.S. real estate and $1.2 billion from global/international real estate. Distributions included $2.7 billion from U.S. real estate and $666 million from preferred securities. Our annualized organic growth rate was 13.6% for the three months ended September 30, 2020, compared with 6.7% for the three months ended September 30, 2019. The organic growth rate represents the ratio of annualized net flows for the quarter to the beginning assets under management of the respective period.

Average assets under management for the three months ended September 30, 2020 increased 1.7% to $69.8 billion from $68.6 billion for the three months ended September 30, 2019.
Institutional accounts
Assets under management in institutional accounts at September 30, 2020, which represented 43.1% of total assets under management, decreased 3.7% to $30.4 billion from $31.5 billion at September 30, 2019. The decrease was due to market depreciation of $2.8 billion and distributions of $1.3 billion, partially offset by net inflows of $2.9 billion. Net inflows included $2.1 billion into global/international real estate and $1.6 billion into U.S. real estate, partially offset by net outflows of $607 million from global listed infrastructure, which included a $506 million termination from a single client in the third quarter, and $178 million from preferred securities. Market depreciation included $1.6 billion from U.S. real estate, $934 million from global/international real estate and $257 million from global listed infrastructure. Distributions included $1.3 billion from U.S. real estate. Our annualized organic growth rate for institutional accounts was 8.3% for the three months ended September 30, 2020, compared with 6.9% for the three months ended September 30, 2019.
Average assets under management for institutional accounts for the three months ended September 30, 2020 decreased 0.6% to $30.3 billion from $30.5 billion for the three months ended September 30, 2019.
Assets under management in institutional advisory accounts at September 30, 2020, which represented 53.0% of institutional assets under management, increased 5.6% to $16.1 billion from $15.2 billion at September 30, 2019. The increase was due to net inflows of $1.7 billion, partially offset by market depreciation of $895 million. Net inflows included $1.6 billion into global/international real estate and $531 million into U.S. real estate, partially offset by net outflows of $470 million from global listed infrastructure, which included a $506 million termination from a single client in the third quarter. Market depreciation included $411 million from U.S. real estate and $350 million from global/international real estate. Our annualized organic growth rate for institutional advisory accounts was 2.8% for the three months ended September 30, 2020, compared with 12.4% for the three months ended September 30, 2019.
Average assets under management for institutional advisory accounts for the three months ended September 30, 2020 increased 10.5% to $16.2 billion from $14.7 billion for the three months ended September 30, 2019.
Assets under management in Japan subadvisory accounts at September 30, 2020, which represented 29.7% of institutional assets under management, decreased 12.5% to $9.0 billion from $10.3 billion at September 30, 2019. The decrease was due to market depreciation of $1.2 billion and distributions of $1.3 billion, partially offset by net inflows of $1.2 billion. Net inflows included $1.1 billion into U.S. real estate. Market depreciation included $1.1 billion from U.S. real estate. Distributions included $1.3 billion from U.S. real estate. Our annualized organic growth rate for Japan subadvisory accounts was 13.4% for the three months ended September 30, 2020, compared with 0.4% for the three months ended September 30, 2019.
Average assets under management for Japan subadvisory accounts for the three months ended September 30, 2020 decreased 10.4% to $9.0 billion from $10.0 billion for the three months ended September 30, 2019.
Assets under management in institutional subadvisory accounts excluding Japan at September 30, 2020, which represented 17.4% of institutional assets under management, decreased 11.9% to $5.3 billion from $6.0 billion at September 30, 2019. The decrease was due to net outflows of $67 million and market depreciation of $656 million. Net outflows included $129 million each from global listed infrastructure and preferred securities and $66 million from U.S. real estate, partially offset by net inflows of $276 million into global/international real estate. Market depreciation included $461 million from global/international real estate and $103 million from global listed infrastructure. Our annualized organic growth rate for institutional subadvisory accounts excluding Japan was 16.2% for the three months ended September 30, 2020, compared with 4.3% for the three months ended September 30, 2019.
Average assets under management for institutional subadvisory accounts excluding Japan for the three months ended September 30, 2020 decreased 11.8% to $5.1 billion from $5.8 billion for the three months ended September 30, 2019.

Open-end funds
Assets under management in open-end funds at September 30, 2020, which represented 44.5% of total assets under management, increased 6.1% to $31.4 billion from $29.6 billion at September 30, 2019. The increase was due to net inflows of $5.3 billion, partially offset by market depreciation of $1.5 billion and distributions of $2.0 billion, approximately 77.9% of which were reinvested and included in our net inflows. Net inflows included $2.7 billion into U.S. real estate and $2.6 billion into preferred securities. Market depreciation included $1.5 billion from U.S. real estate, partially offset by market appreciation of $442 million from preferred securities. Distributions included $1.2 billion from U.S. real estate and $553 million from preferred securities. Our annualized organic growth rate for open-end funds was 22.3% for the three months ended September 30, 2020, compared with 8.9% for the three months ended September 30, 2019.
Average assets under management for open-end funds for the three months ended September 30, 2020 increased 7.5% to $30.7 billion from $28.5 billion for the three months ended September 30, 2019.
Closed-end funds
Assets under management in closed-end funds at September 30, 2020, which represented 12.4% of total assets under management, decreased 10.2% to $8.7 billion from $9.7 billion at September 30, 2019. The decrease was due to market depreciation of $761 million and distributions of $514 million, partially offset by net inflows of $287 million, primarily due to the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering. On October 27, 2020, the initial offering period of our latest closed-end fund, the Cohen & Steers Tax-Advantaged Preferred Securities and Income Fund (PTA), concluded. In connection with the offering, we raised approximately $1.3 billion in proceeds, excluding leverage. In addition, the underwriters have an option to purchase, within 45 days, up to an additional 7.5 million shares at the public offering price of $25.00 per share.
Average assets under management for closed-end funds for the three months ended September 30, 2020 decreased 8.4% to $8.8 billion from $9.6 billion for the three months ended September 30, 2019.

Summary of Operating Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2020	2019	2020	2019
U.S. GAAP
Revenue	$111,159	$104,965	$311,076	$300,983
Expenses	$67,852	$64,832	$204,105	$187,311
Operating income	$43,307	$40,133	$106,971	$113,672
Non-operating income (loss)	$3,231	$6,617	$(8,659)	$26,063
Net income attributable to common stockholders	$31,904	$34,017	$80,996	$97,893
Diluted earnings per share	$0.66	$0.70	$1.67	$2.03
Operating margin	39.0%	38.2%	34.4%	37.8%

As Adjusted (1)
Net income attributable to common stockholders	$32,616	$31,257	$88,209	$88,363
Diluted earnings per share	$0.67	$0.65	$1.82	$1.84
Operating margin	39.6%	38.8%	38.6%	38.4%
_________________________
(1)    The "As Adjusted" amounts represent non-GAAP financial measures. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenue

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Institutional accounts	$32,880	$27,510	$5,370	19.5%
Open-end funds	51,604	48,540	3,064	6.3%
Closed-end funds	18,676	20,713	(2,037)	(9.8)%
Investment advisory and administration fees	103,160	96,763	6,397	6.6%
Distribution and service fees	7,572	7,681	(109)	(1.4)%
Other	427	521	(94)	(18.0)%
Total revenue	$111,159	$104,965	$6,194	5.9%

Revenue for the three months ended September 30, 2020 increased primarily due to the recognition of $5.2 million of performance fees from certain institutional accounts and higher average assets under management in open-end funds.
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 43.1 bps and 35.8 bps for the three months ended September 30, 2020 and 2019, respectively. The increase in the implied annualized effective fee rate is primarily due to the recognition of performance fees.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 66.9 bps and 67.5 bps for the three months ended September 30, 2020 and 2019, respectively. The decrease in the implied annualized effective fee rate is primarily due to a shift into funds with lower net fee rates.
•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 84.7 bps and 85.8 bps for the three months ended September 30, 2020 and 2019, respectively. The decrease in the implied annualized effective fee rate is primarily due to the reorganization of Cohen & Steers Global Income Builder, Inc. into Cohen & Steers Infrastructure Fund, Inc. In the fourth quarter of 2020, the implied annualized effective fee rate is expected to increase as the result of the initial offering of PTA, which concluded on October 27, 2020.

Expenses

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Employee compensation and benefits	$41,060	$37,877	$3,183	8.4%
Distribution and service fees	14,642	14,142	500	3.5%
General and administrative	11,006	11,713	(707)	(6.0)%
Depreciation and amortization	1,144	1,100	44	4.0%
Total expenses	$67,852	$64,832	$3,020	4.7%
Employee compensation and benefits expenses for the three months ended September 30, 2020 increased primarily due to higher incentive compensation of $1.3 million which increased consistent with revenue growth and higher salaries of $1.0 million.
Distribution and service fees expense for the three months ended September 30, 2020 increased primarily due to higher average assets under management in U.S. open-end funds, partially offset by a shift in the composition of assets under management into lower cost share classes.
General and administrative expenses for the three months ended September 30, 2020 decreased primarily due to lower travel and entertainment expenses of $833,000 and lower recruiting fees of $201,000, partially offset by $310,000 of costs associated with the initial offering of PTA, which concluded on October 27, 2020.
In connection with the initial offering of PTA, we have incurred approximately $56.7 million of costs during the fourth quarter. Additional costs would be incurred should the underwriters exercise their option to purchase, within 45 days, up to an additional 7.5 million shares at the public offering price of $25.00 per share.
Operating Margin
Operating margin for the three months ended September 30, 2020 increased to 39.0% from 38.2% for the three months ended September 30, 2019. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

	Three Months Ended
	September 30, 2020				September 30, 2019
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$574		$120	$694	$691		$1,022	$1,713
Gain (loss) from investments—net	3,279		—	3,279	4,472		—	4,472
Foreign currency gains (losses)—net	108		(850)	(742)	(945)		1,377	432
Total non-operating income (loss)	$3,961	(1)	$(730)	$3,231	$4,218	(1)	$2,399	$6,617
_________________________
(1)    Seed investments included net income of $2.1 million and $2.4 million attributable to third-party interests for the three months ended September 30, 2020 and 2019, respectively.
Income Taxes

	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Income tax expense	$12,532	$10,352	$2,180	21.1%
Effective tax rate	28.2%	23.3%
The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. The effective tax rate for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenue

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Institutional accounts	$85,239	$81,045	$4,194	5.2%
Open-end funds	146,048	136,609	9,439	6.9%
Closed-end funds	55,810	59,767	(3,957)	(6.6)%
Investment advisory and administration fees	287,097	277,421	9,676	3.5%
Distribution and service fees	22,285	22,072	213	1.0%
Other	1,694	1,490	204	13.7%
Total revenue	$311,076	$300,983	$10,093	3.4%

Revenue for the nine months ended September 30, 2020 increased primarily due to the recognition of $5.2 million of performance fees from certain institutional accounts and higher average assets under management in open-end funds, partially offset by lower average assets under management in institutional accounts and closed-end funds.
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 39.1 bps and 36.2 bps for the nine months ended September 30, 2020 and 2019, respectively. The increase in the implied annualized effective fee rate is primarily due to the recognition of performance fees.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.0 bps and 68.2 bps for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the implied annualized effective fee rate is primarily due to a reduction of the investment advisory fee rate and higher fund reimbursements related to the imposition of an expense cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.
•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 84.8 bps and 85.9 bps for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the implied annualized effective fee rate is primarily due to the reorganization of Cohen & Steers Global Income Builder, Inc. into Cohen & Steers Infrastructure Fund, Inc. In the fourth quarter of 2020, the implied annualized effective fee rate is expected to increase as the result of the initial offering of PTA, which concluded on October 27, 2020.
Expenses

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Employee compensation and benefits	$113,997	$108,438	$5,559	5.1%
Distribution and service fees	41,264	40,866	398	1.0%
General and administrative	45,320	34,690	10,630	30.6%
Depreciation and amortization	3,524	3,317	207	6.2%
Total expenses	$204,105	$187,311	$16,794	9.0%

Employee compensation and benefits expenses for the nine months ended September 30, 2020 increased primarily due to higher salaries of $2.7 million and severance expenses of $1.6 million.
General and administrative expenses for the nine months ended September 30, 2020 increased primarily due to costs associated with the RQI rights offering of approximately $12.0 million, partially offset by lower travel and entertainment expenses of $1.7 million.
In connection with the initial offering of PTA, which concluded on October 27, 2020, we have incurred approximately $56.7 million of costs during the fourth quarter. Additional costs would be incurred should the underwriters exercise their option to purchase, within 45 days, up to an additional 7.5 million shares at the public offering price of $25.00 per share.

Operating Margin
Operating margin for the nine months ended September 30, 2020 decreased to 34.4% from 37.8% for the nine months ended September 30, 2019. Operating margin, which represents the ratio of operating income to revenue, decreased primarily due to higher general and administrative expenses associated with the RQI rights offering.
Non-operating Income (Loss)

	Nine Months Ended
	September 30, 2020				September 30, 2019
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$1,785		$951	$2,736	$2,458		$2,716	$5,174
Gain (loss) from investments—net	(11,431)		—	(11,431)	20,210		—	20,210
Foreign currency gains (losses)—net	(590)		626	36	(392)		1,071	679
Total non-operating income (loss)	$(10,236)	(1)	$1,577	$(8,659)	$22,276	(1)	$3,787	$26,063
_________________________
(1)    Seed investments included net loss of $6.8 million and net income of $11.1 million attributable to third-party interests for the nine months ended September 30, 2020 and 2019, respectively.
Income Taxes

	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Income tax expense	$24,076	$30,711	$(6,635)	(21.6)%
Effective tax rate	22.9%	23.9%
The effective tax rate for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. These were partially offset by discrete tax items, primarily related to the appreciated value of the restricted stock units delivered in January 2020. The effective tax rate for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments and a discrete item related to the appreciated value of the restricted stock units delivered in January 2019.

As Adjusted
The term "As Adjusted" is used to identify non-GAAP financial information in the discussion below. Refer to pages 36-37 for reconciliations to the most directly comparable U.S. GAAP financial measures.
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenue
Revenue, as adjusted, for the three months ended September 30, 2020 was $111.4 million, compared with $104.9 million for the three months ended September 30, 2019.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended September 30, 2020 were $67.3 million, compared with $64.1 million for the three months ended September 30, 2019.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for both periods; and
•Costs associated with the initial offering of PTA, which concluded on October 27, 2020, for the three months ended September 30, 2020.

Operating Margin
Operating margin, as adjusted, for the three months ended September 30, 2020 was 39.6%, compared with 38.8% for the three months ended September 30, 2019.
Non-operating Income
Non-operating income, as adjusted, for the three months ended September 30, 2020 was $502,000, compared with $1.1 million for the three months ended September 30, 2019.
Non-operating income, as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the three months ended September 30, 2020 was 27.0%, compared with 25.3% for the three months ended September 30, 2019.
The effective tax rate, as adjusted, excluded the tax effects associated with non-GAAP adjustments as well as discrete items for both periods.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenue
Revenue, as adjusted, for the nine months ended September 30, 2020 was $311.3 million, compared with $300.6 million for the nine months ended September 30, 2019.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the nine months ended September 30, 2020 were $191.2 million, compared with $185.2 million for the nine months ended September 30, 2019.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for both periods; and
•Costs associated with the initial offering of PTA, which concluded on October 27, 2020 and costs associated with the first quarter's RQI rights offering for the nine months ended September 30, 2020.
Operating Margin
Operating margin, as adjusted, for the nine months ended September 30, 2020 was 38.6%, compared with 38.4% for the nine months ended September 30, 2019.
Non-operating Income
Non-operating income, as adjusted, for the nine months ended September 30, 2020 was $765,000, compared with $2.9 million for the nine months ended September 30, 2019.
Non-operating income, as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the nine months ended September 30, 2020 was 27.0%, compared with 25.3% for the nine months ended September 30, 2019.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019		2020	2019
Net income attributable to common stockholders, U.S. GAAP	$31,904	$34,017		$80,996	$97,893
Seed investments (1)	(1,686)	(1,630)		4,017	(10,465)
Accelerated vesting of restricted stock units	387	387		387	986
General and administrative (2)	310	—		12,169	—
Foreign currency exchange (gains) losses—net (3)	1,232	(1,310)		(812)	(913)
Tax adjustments (4)	469	(207)		(8,548)	862
Net income attributable to common stockholders, as adjusted	$32,616	$31,257		$88,209	$88,363

Diluted weighted average shares outstanding	48,681	48,412		48,588	48,118
Diluted earnings per share, U.S. GAAP	$0.66	$0.70		$1.67	$2.03
Seed investments (1)	(0.04)	(0.03)		0.09	(0.21)
Accelerated vesting of restricted stock units	0.01	0.01		0.01	0.02
General and administrative (2)	0.01	—		0.25	—
Foreign currency exchange (gains) losses—net (3)	0.02	(0.03)		(0.02)	(0.02)
Tax adjustments	0.01	—	*	(0.18)	0.02
Diluted earnings per share, as adjusted	$0.67	$0.65		$1.82	$1.84
_________________________
*    Amounts round to less than $0.01 per share.
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating
(income) loss from seed investments that were not consolidated.
(2)    Represents costs associated with the initial offering of the Cohen & Steers Tax Advantaged Preferred Securities and Income Fund in the third quarter of 2020 and costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering in the first quarter of 2020.
(3)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4)    Tax adjustments are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Discrete items	$62	$(7)	$(5,745)	$(203)
Tax effect of non-GAAP adjustments	407	(200)	(2,803)	1,065
Total tax adjustments	$469	$(207)	$(8,548)	$862

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted, and Operating Margin, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Revenue, U.S. GAAP	$111,159	$104,965	$311,076	$300,983
Seed investments (1)	275	(99)	186	(419)
Revenue, as adjusted	$111,434	$104,866	$311,262	$300,564

Expenses, U.S. GAAP	$67,852	$64,832	$204,105	$187,311
Seed investments (1)	102	(306)	(355)	(1,099)
Accelerated vesting of restricted stock units	(387)	(387)	(387)	(986)
General and administrative (2)	(310)	—	(12,169)	—
Expenses, as adjusted	$67,257	$64,139	$191,194	$185,226

Operating income, U.S. GAAP	$43,307	$40,133	$106,971	$113,672
Seed investments (1)	173	207	541	680
Accelerated vesting of restricted stock units	387	387	387	986
General and administrative (2)	310	—	12,169	—
Operating income, as adjusted	$44,177	$40,727	$120,068	$115,338

Operating margin, U.S. GAAP	39.0%	38.2%	34.4%	37.8%
Operating margin, as adjusted	39.6%	38.8%	38.6%	38.4%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2)    Represents costs associated with the initial offering of the Cohen & Steers Tax Advantaged Preferred Securities and Income Fund in the third quarter of 2020 and costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. rights offering in the first quarter of 2020.
Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Non-operating income (loss), U.S. GAAP	$3,231	$6,617	$(8,659)	$26,063
Seed investments (1)	(3,961)	(4,218)	10,236	(22,276)
Foreign currency exchange (gains) losses—net (2)	1,232	(1,310)	(812)	(913)
Non-operating income (loss), as adjusted	$502	$1,089	$765	$2,874
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
Net Liquid Assets
Our current financial condition is highly liquid, primarily comprising cash and cash equivalents, U.S. Treasury securities, seed investments and other current assets. Liquid assets are reduced by current liabilities, which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any outstanding debt. If we were to experience a sustained decline in the investment performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the COVID-19 pandemic, our assets under management and the fees we earn in future periods could be adversely impacted. In addition, such negative market conditions could result in declines in the value of our seed investments. Any actual or anticipated reduction in our profitability or the value of our seed investments as a result of the COVID-19 pandemic could negatively impact our future financial condition.
The table below summarizes net liquid assets:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$96,305	$101,352
U.S. Treasury securities	49,976	49,807
Seed investments—net	55,572	53,130
Current assets	67,465	59,927
Current liabilities	(72,680)	(85,274)
Net liquid assets	$196,638	$178,942
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly rated financial institutions and include short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and classified as held to maturity, with original maturities ranging from 3 to 24 months.
Seed investments—net
Seed investments are primarily comprised of investments in Company-sponsored funds that we do not consolidate, our pro-rata share of the net assets of the funds that we do consolidate, and listed securities held for the purpose of establishing performance track records. Seed investments are recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At September 30, 2020, institutional accounts comprised 60.3% of total accounts receivable, while open-end and closed-end funds, together, comprised 39.0% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at September 30, 2020, there was no allowance for uncollectible accounts required.
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

The table below summarizes cash flows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flow Data:
Net cash provided by (used in) operating activities	$87,188	$73,778
Net cash provided by (used in) investing activities	(9,582)	20,521
Net cash provided by (used in) financing activities	(82,430)	(57,686)
Net increase (decrease) in cash and cash equivalents	(4,824)	36,613
Effect of foreign exchange rate changes on cash and cash equivalents	(223)	(1,018)
Cash and cash equivalents, beginning of the period	101,352	92,733
Cash and cash equivalents, end of the period	$96,305	$128,328
Cash and cash equivalents decreased by $4.8 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2020. Net cash provided by operating activities was $87.2 million for the nine months ended September 30, 2020. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $9.6 million, which included $58.7 million of investment purchases, partially offset by $51.1 million of proceeds from the sale and maturities of investments. Net cash used in financing activities was $82.4 million, including dividends paid to stockholders of $56.0 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.9 million, as well as distributions to redeemable noncontrolling interests of $5.8 million, partially offset by contributions from redeemable noncontrolling interests of $4.5 million.
Cash and cash equivalents increased by $36.6 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2019. Net cash provided by operating activities was $73.8 million for the nine months ended September 30, 2019. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $20.5 million, which included $70.5 million of proceeds from the sale and maturities of investments, partially offset by $47.7 million of investment purchases. Net cash used in financing activities was $57.7 million, including dividends paid to stockholders of $51.1 million, distributions to redeemable noncontrolling interests of $36.0 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.4 million, partially offset by contributions from redeemable noncontrolling interests of $39.1 million.
Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for Cohen & Steers Securities, LLC (CSS), our registered broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At September 30, 2020, CSS had net capital of approximately $2.8 million, which exceeded its minimum regulatory capital requirement by approximately $2.6 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Cohen & Steers Asia Limited (CSAL) is subject to regulation by the Hong Kong Securities and Futures Commission. At September 30, 2020, CSAL had regulatory capital of approximately $3.5 million, which exceeded its minimum regulatory capital requirement by approximately $3.1 million. During the nine months ended September 30, 2020, CSAL paid dividends in the amount of approximately $12.9 million to its parent, Cohen & Steers Capital Management, Inc.
Cohen & Steers UK Limited (CSUK) is subject to regulation by the United Kingdom Financial Conduct Authority. At September 30, 2020, CSUK had regulatory capital of approximately $27.4 million, which exceeded its minimum regulatory capital requirement by approximately $22.7 million. During the nine months ended September 30, 2020, CSUK paid a dividend in the amount of approximately $14.8 million to its parent, Cohen & Steers, Inc.
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
On November 5, 2020, the Company declared quarterly and special cash dividends on its common stock in the amount of $0.39 and $1.00 per share, respectively. The dividends will be payable on December 1, 2020 to stockholders of record at the close of business on November 16, 2020.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of September 30, 2020, we had funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment is not recorded on our condensed consolidated statements of financial condition.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at September 30, 2020:

(in thousands)	2020	2021	2022	2023	2024	2025 and after	Total
Operating leases	$3,093	$12,144	$11,855	$11,408	$961	$—	$39,461
Purchase obligations	824	2,367	1,517	747	668	1,001	7,124
Other liability	—	665	665	1,246	1,662	2,077	6,315
Total	$3,917	$15,176	$14,037	$13,401	$3,291	$3,078	$52,900
Operating Leases
Operating leases generally consist of noncancelable long-term leases for office space and certain information technology equipment.
Purchase Obligations
Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.
Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in 2017. This tax liability, paid over eight years on an interest-free basis, is included as part of income tax payable on our condensed consolidated statements of financial condition.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. The extent to which the COVID-19 pandemic may impact our business, results of operations, financial condition or liquidity could affect our accounting estimates and will depend on ongoing and future developments which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the prospects for a sustained recovery in the financial markets and the length of time it will take for our workforce to fully and safely return to the workplace.

Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During 2020, capital, equity and credit markets experienced ongoing volatility and dislocations as a result of the broader implications of the COVID-19 pandemic. While markets are attempting to recover, the full scope and duration of the market and economic fallout from the COVID-19 pandemic is impossible to predict, and these conditions could worsen from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. If we were to experience a sustained decline in the performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the COVID-19 pandemic, our assets under management and the fees we earn in future periods could be adversely impacted. In addition, these market declines and disruptions could significantly reduce the demand for, and availability of, our investment products and services and contribute to redemptions, withdrawals and the potential loss of institutional separate account clients, which could have a material adverse effect on our revenue and net income. Please refer to Part II - Item 1A Risk Factors below for additional information regarding the effect on our business COVID-19 has had and may continue to have.
Investments
At September 30, 2020, we had equity investments at fair value and trading investments that are subject to price fluctuations. Equity investments at fair value included securities held within the consolidated Company-sponsored funds, as well as individual securities held directly for the purpose of establishing performance track records and seed investments in Company-sponsored open-end funds where we have neither control nor the ability to exercise significant influence. Trading investments included individual debt securities held directly for the purposes of establishing performance track records and debt securities held within the consolidated Company-sponsored funds.
The following table summarizes the effect of a ten percent increase or decrease in equity prices on our investments subject to price fluctuations as of September 30, 2020:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Equity investments at fair value
Held directly	$14,485	$15,934	$13,037
Held within consolidated sponsored funds	$69,007	$75,908	$62,106
Trading
Held directly	$14,473	$15,920	$13,026
Held within consolidated sponsored funds	$2,933	$3,226	$2,640
Hedging Instruments
The following table summarizes the effect of a ten percent increase or decrease in market prices on the derivative financial instruments used to hedge certain investments at fair value as of September 30, 2020:

(in thousands)	Notional Value	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Total return swaps - equities	$17,264	$(45)	$(50)	$(41)

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at September 30, 2020. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at September 30, 2020 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite our current “work-from-home” operating environment due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls and third-party relationships to evaluate the impact, if any, on their design and operating effectiveness.

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
In December 2019, a novel coronavirus disease was reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. In March 2020, the United States declared a national emergency and many other countries did the same, imposing restrictions and taking preventative measures to try to contain the spread of the virus. The outbreak nevertheless spread rapidly across the globe, creating a global health pandemic and severely impacting worldwide economic activity. Various parts of the globe have experienced a resurgence in the virus during the fourth quarter of 2020, leading to the re-implementation of certain restrictions that had been eased by national governments after the initial stages of the pandemic. The threat of a further resurgence in any region could trigger broader and more severe governmental restrictions for a sustained period of time. Capital, equity and credit markets have experienced ongoing volatility and dislocations as a result of the broader implications of the COVID-19 pandemic.
The full scope and duration of the social, market and economic fallout from the COVID-19 pandemic is impossible to predict, and these conditions could worsen dramatically from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. If we were to experience a sustained decline in the performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by the COVID-19 pandemic, our assets under management and the fees we earn in future periods could be adversely impacted. In addition, these market declines and disruptions could significantly reduce the demand for, and availability of, our investment products and services, and contribute to redemptions and withdrawals from our funds and the loss of institutional separate account clients, which could have a material adverse effect on our revenue and net income. Any actual or anticipated reduction in our profitability could impair our future dividend capacity and cash management policies and have a significant negative impact on the market price of our common stock.
The COVID-19 pandemic also poses continuing risk that our third-party intermediaries, service providers and key vendors may be unable to provide services or conduct business activities at full capacity for a period of time, including due to the spread of the virus or restrictions or shutdowns that are requested or mandated by governmental authorities. These conditions could lead to operational issues and interruptions for the Company and certain of our products, require us to incur significant additional costs, and negatively impact our business. We have critical operations, including portfolio management, trading operations, information technology, finance, investment administration and portfolio accounting services, that are geographically concentrated in New York and New Jersey, where the impact of the COVID-19 pandemic has been particularly pronounced. Both we and our third-party intermediaries, service providers and key vendors are also subject to a heightened risk of cyberattacks or other privacy or data security incidents due to the transition to a remote working environment and the increased use of virtual communication platforms.

The COVID-19 pandemic also presents a significant threat to our employees’ safety and welfare. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time as a result of the virus. While we have taken precautionary measures intended to help minimize these risks, including transitioning to a “work-from-home” operating environment, these measures could negatively affect our business, particularly our “client- facing” operations, as well as employee productivity and human capital resources generally. In addition, continuing to carry out these precautionary measures on a sustained or long-term basis, or implementing and carrying out additional precautionary or protective measures to respond to conditions or applicable regulations that have been or may be created by the pandemic, may result in the incurrence of significant additional costs and expenses by us and reduce our profitability.
In addition to the foregoing, the COVID-19 pandemic is exacerbating several of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2020, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2020	—	$—	—	—
August 1 through August 31, 2020	342	$61.45	—	—
September 1 through September 30, 2020	—	$—	—	—
Total	342	$61.45	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	November 5, 2020	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 5, 2020	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer