Form 10-K
period 2020-12-31
COHEN & STEERS, INC.
filed 2021-02-26
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2020 was approximately $1.7 billion. There is no non-voting common stock of the Registrant outstanding.
As of February 22, 2021, there were 48,229,251 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2021 annual meeting of stockholders scheduled to be held on May 6, 2021 are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, founded in 1986, is a global investment manager specializing in liquid real assets, including real estate securities, listed infrastructure and natural resource equities, as well as preferred securities and other income solutions. Headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo, we serve institutional and individual investors around the world.
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers Asia Limited (CSAL), Cohen & Steers UK Limited (CSUK), Cohen & Steers Japan Limited (CSJL) and Cohen & Steers Ireland Limited (CSIL). CNS and its subsidiaries are collectively referred to as the Company, we, us or our.
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts, as well as investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
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
Advisory assets, which represent accounts for which we have been appointed as the investment manager, are included in our institutional account assets under management. As investment adviser, we are responsible to oversee certain daily activities and manage the assets in the account while adhering to the specified investment objectives.
Subadvisory assets, which generally represent commingled investment vehicles for which we have been appointed as a subadvisor by the investment manager of that investment vehicle, are also included in our institutional account assets under management. As subadvisor, we are responsible for managing all or a portion of the vehicle's investments and to oversee certain daily activities, while the investment adviser oversees our performance as subadvisor; the vehicle sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions from the investment vehicle to its beneficial owners. Subadvisory assets also include assets of third parties for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives of that client as set forth in such client’s investment advisory agreement and investment guidelines. These investment advisory agreements are generally terminable at will with 30 days’ notice.
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

The investment advisory fees that we receive from the U.S. and non-U.S. open-end funds that we sponsor and for which we serve as investment adviser vary based on each fund’s investment strategy, fees charged by other comparable funds and the market in which the fund is offered. In addition, we receive a separate fee for providing administrative services to certain open-end funds at a rate that is designed to reimburse us for the cost of providing these services. The monthly investment advisory fee and administration fee, if applicable, paid by the open-end funds are based on contractual fee rates applied to each fund’s average daily assets under management.
Our investment advisory and administration agreements with the U.S. registered open-end funds that we sponsor and for which we serve as investment adviser are generally terminable upon a vote of a majority of the fund’s board of directors on 60 days’ notice, and each investment advisory and administration agreement, including the fees payable thereunder, is subject to annual approval by a majority of the directors of the fund’s board who are not "interested persons," as defined by the Investment Company Act of 1940 (the Investment Company Act), following the initial two-year term.
Our investment advisory and administration agreements with the non-U.S. open-end funds that we sponsor and for which we serve as investment adviser are generally terminable at will with 90 days’ notice.
Open-end funds also include assets of third parties for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives of that vehicle as set forth in such vehicle’s investment advisory agreement and investment guidelines. These investment advisory agreements are generally terminable at will with 30-90 days’ notice. The monthly investment advisory fee paid by the model portfolios are based on contractual fee rates applied to the portfolio’s average or period end assets under management.
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
The investment advisory fees that we receive from the closed-end funds for which we serve as investment adviser vary based on each fund’s investment strategy, fees charged by other comparable funds and prevailing market conditions at the time each closed-end fund initially offered its shares to the public. In addition, we receive a separate fee for providing administration services to certain of the closed-end funds at a rate that is designed to reimburse us for the cost of providing these services. The closed-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a contractual fee rate applied to the fund’s average daily assets under management.
Our investment advisory and administration agreements with each closed-end fund for which we serve as investment adviser are generally terminable upon a vote of a majority of the fund’s board of directors on 60 days’ notice and each investment advisory and administration agreement, including the fees payable thereunder, is subject to annual approval by a majority of the directors of the fund’s board who are not "interested persons," as defined by the Investment Company Act, following the initial two-year term.
Our Investment Strategies
Each of our investment strategies is overseen by a specialist team, each of which is led by a portfolio manager or a team of portfolio managers, supported by dedicated analysts. These personnel are located in our New York, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and has a well-defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements. Environmental, social and governance (ESG) is integrated into our investment process. We combine our internal research and company interactions with other industry data to form a comprehensive view that is expressed both explicitly and implicitly in our investment decisions. We believe companies that integrate ESG considerations into their strategic plans and operations can enhance long-term shareholder value and mitigate potential risks. Our specialist teams are subject to multiple levels of oversight and support from the President, Chief Investment Officer, Chief Administrative Officer-Investments, Investment Risk Committee, Investment Operating Committee and Legal and Compliance Department. Some of our strategies may involve multiple asset classes and are overseen by our Asset Allocation Strategy Group and Chief Investment Officer.

Below is a summary of our core investment strategies:
U.S. Real Estate Securities includes a wide range of strategies distinguished by concentration, risk profile and income objective, as well as thematic portfolios designed to provide targeted allocations to specific sectors within the investable real estate universe. Each strategy invests in a portfolio of common stocks and other securities issued by U.S. real estate companies, including real estate investment trusts (REITs) and similar REIT-like entities. These strategies are managed by our dedicated U.S. real estate securities investment team and draw on the broad expertise of our global real estate analysts and portfolio managers. Investment objectives include total return, capital appreciation and income.
Preferred Securities and Low Duration Preferred Securities invests in diversified portfolios of preferred and debt securities issued by U.S. and non-U.S. companies. The preferred securities are issued by banks, insurance companies, REITs and other diversified financial institutions, as well as utility, energy, pipeline and telecommunications companies. A consistent investment process underlies both our total return preferred securities strategy and our low duration preferred securities strategy, which seek income and capital preservation.
Global/International Real Estate Securities includes a wide range of strategies distinguished by geography, concentration, risk profile and income objective, designed to provide allocation exposure to listed real estate globally. Each strategy invests in a portfolio of common stocks and other securities issued by real estate companies, including REITs and similar REIT-like entities. These strategies draw on the expertise of our integrated global real estate securities investment team. Investment objectives include total return, capital appreciation and income.
Global Listed Infrastructure invests in a diversified portfolio of U.S. and non-U.S. securities issued by infrastructure companies such as utilities, pipelines, toll roads, airports, railroads, marine ports and communications companies located in developed and emerging markets. The investment objective is total return with a balance of capital appreciation and income.
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
Our Distribution Network
Our distribution network encompasses two major channels, wealth management and institutional. Our wealth management channel includes registered investment advisers, wirehouses, independent and regional broker dealers and bank trusts. Our institutional channel includes sovereign wealth funds, corporate plans, insurance companies and public funds, including defined benefit and defined contribution plans, as well as other financial institutions that access our investment management services directly or through consultants and other intermediaries.
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

Our direct competitors in wealth management are other fund and exchange-traded-fund (ETF) sponsors, including large nationally recognized investment management firms that have more diverse product offerings and smaller boutique firms that specialize in particular asset classes. We also compete against managers that manage separate-account portfolios for high-net-worth clients. In the institutional channel, we compete with several investment managers offering similar products and services, from boutique establishments to major commercial and investment banks.
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
CSCM, a New York-based subsidiary, is a registered investment adviser with the U.S. Securities and Exchange Commission (the SEC) and is an approved investment manager with the Luxembourg Commission de Surveillance du Secteur Financier (the CSSF), the Central Bank of Ireland (CBI) and the Korean Financial Services Commission. CSCM has also obtained exemptions from registration that allow it to provide investment management services to institutions in Australia and Canada. CSCM is a registered commodity trading adviser and a registered commodity pool operator with the Commodities Futures Trading Commission (the CFTC) and is a member of the National Futures Association (the NFA), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps, and various other financial instruments in which certain of the Company’s clients may invest.
CSUK, our UK-based subsidiary, is a registered investment adviser with the SEC and the United Kingdom Financial Conduct Authority and is an approved investment manager with the CSSF, and is registered as a third-country firm with the Belgium Financial Services Market Authority (FSMA). CSUK is subject to the Financial Services and Markets Act 2000, which regulates, among other things, certain liquidity and capital resources requirements. Such requirements may limit our ability to withdraw capital from CSUK. CSUK is also subject to substantially similar regulations to certain pan-European regulations, including the Directive on Markets in Financial Instruments repealing Directive 2004/39/EC (MiFID II) and the Regulation on Markets in Financial Instruments (MiFIR), as well as the Capital Requirements Directive. MiFID II and MiFIR regulate the provision of investment services throughout the European Economic Area and the Capital Requirements Directive regulates capital requirements.
CSAL, our Hong Kong-based subsidiary, is a registered investment adviser with the SEC and the Hong Kong Securities and Futures Commission (the SFC) and is an approved investment manager with the CSSF and the CBI. CSAL is subject to the Securities and Futures Ordinance (the SFO), which regulates, among other things, offers of investments to the public and the licensing of intermediaries. CSAL and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC.
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
CSIL, our Irish subsidiary, is an Undertakings for Collective Investment in Transferable Securities (UCITS) management company regulated and approved by the CBI effective May 22, 2020 with permission to provide individual portfolio management and investment advice in accordance with the European Communities (UCITS) Regulations, 2011, and as such provides substantive oversight of investment, marketing and client service activities. As a result, CSIL is subject to certain aspects of MiFID II.
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
Human Capital
As a leading specialty manager in real assets and alternative income, our people are our most important asset. Human Capital strategies and initiatives are critical to our long-term success by attracting and retaining our talent.
Employees
As of December 31, 2020, we had 347 full-time employees.
Diversity and Inclusion
We believe that workplace diversity and an inclusive culture strengthens our ability to deliver the best results for our clients. Our employees from around the world represent a variety of cultures, backgrounds, experiences, and talents. We draw upon these attributes to produce innovative solutions for the clients we serve and enrich the professional experience of all our employees. An inclusive culture in which our employees are encouraged to contribute their unique perspectives is imperative to our role as a leading global investment manager. Our diversity and inclusion strategy consist of four pillars: Education, Leadership, Recruitment and Engagement.
•Education - We seek to build awareness and understanding to strengthen our culture of inclusion and support.
•Leadership - We hold our leaders accountable for fostering an inclusive culture as they develop the next generation of leaders. This accountability extends to all employees in creating an environment built on respect.
•Recruitment - We recognize there is significant underrepresentation of women and people of color in our industry, especially in leadership roles. Our recruiting partners are expected to present diverse candidate pools for our open positions, providing opportunities to hire the best talent to help us excel in all areas of our business.
•Engagement - We support our employees who build resource groups that foster an inclusive culture and encourage everyone at the firm to help solve business and community challenges. Examples include ongoing volunteerism, green initiatives and a women’s exchange for sharing ideas and experiences.
We were recently recognized as a “Best Place to Work in Money Management” by Pensions & Investments (“P&I”), the international newspaper of money management. The 2020 award was part of P&I’s ninth-annual survey and recognition program, which seeks to identify the best employers in the money management industry. This achievement recognized the strength of our culture, which is defined by the hard work, dedication, and commitment to excellence and inclusion by everyone at the Company.

Available Information
We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC, which are available on the SEC website at www.sec.gov. We make available free of charge on or through our website at www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors
Risks Related to our Business
Our business, operations, and investments are subject to risks associated with and arising from epidemic diseases, such as the ongoing global outbreak of the novel coronavirus, or COVID-19.
Capital, equity, and credit markets, as well as the real estate and real property markets, have experienced and may continue to experience ongoing volatility and dislocations as a result of the COVID-19 pandemic. The full scope and duration of the social, market, and economic fallout from the COVID-19 pandemic remains difficult to predict, and these conditions could worsen dramatically from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. Various parts of the globe experienced a resurgence in COVID-19 cases during the fourth quarter of 2020 which continued into 2021, a period during which newly detected variants of the disease also spread to several countries, leading to the re-implementation of lockdowns and other restrictions. A further resurgence of COVID-19, or an outbreak of any new, more virulent or more transmissible variants or mutations of the disease or other viral pathogens or epidemic diseases in any region could trigger broader and more severe health crises, market and economic turbulence, and governmental restrictions for a sustained period of time.
If we were to experience a sustained decline in the performance of the portfolios and strategies we manage as a result of negative market, financial, and economic conditions caused by the COVID-19 pandemic, our assets under management and the fees we earn in future periods could be adversely impacted. In addition, these market declines and disruptions could significantly reduce the demand for, and availability of, our investment products and services, and contribute to redemptions and withdrawals from our funds and the loss of institutional separate account clients, which could have a material adverse effect on our revenue and net income. Any actual or anticipated reduction in our profitability could impair our future dividend capacity and cash management policies and have a significant negative impact on the market price of our common stock.
Epidemic diseases such as the COVID-19 pandemic also pose continuing risk that we and our third-party intermediaries, service providers, and key vendors may be unable to provide services or conduct business activities or critical operations at full capacity for a period of time, including due to the spread of a disease or virus or restrictions or shutdowns that are requested or mandated by governmental authorities. These conditions could lead to operational issues and interruptions for the Company and certain of our products, require us to incur significant additional costs, and negatively impact our business. Both we and our third-party intermediaries, service providers, and key vendors are also subject to a heightened risk of cyberattacks or other privacy or data security incidents due to the ongoing remote working environment and prevalent use of virtual communication platforms.
Epidemic diseases such as the COVID-19 pandemic also present a significant threat to our employees’ safety and welfare. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time. Precautionary measures we have taken to help minimize these risks during the COVID-19 pandemic, including our general implementation of a “work-from-home” operating environment, could negatively affect our business, particularly our “client-facing” operations, as well as employee productivity and human capital resources generally. In addition, continuing to carry out these precautionary measures, or implementing and carrying out additional precautionary or protective measures to respond to conditions or comply with regulations that have resulted or may result from the COVID-19 pandemic or other epidemic diseases, including rules and regulations applicable to any reopening or reuse of our offices, may result in the incurrence of significant additional costs and expenses by us and reduce our profitability.
Further, any re-entry of employees to the workplace or other use of our offices under pandemic or similar conditions, or resumption of other “in-person” business activities such as client meetings and business travel, may expose us to heightened risk of litigation. Such litigation may include claims of contraction of COVID-19 or other illnesses in the workplace or claims related to workplace safety, privacy, employment, or anti-discrimination laws and regulations. The threat or occurrence of any such litigation, or the circumstances giving rise to any such litigation, may consume significant amounts of our management’s time and resources, result in regulatory investigation or sanction, increase our costs and expenses and reduce our profitability, as well as cause reputational harm.
A decline in the absolute or relative performance or value of real estate securities, or the attractiveness of real estate portfolios or investment strategies, would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2020, approximately 60.1% of the assets we managed were concentrated in real estate securities. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect investment performance. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. Income and real estate values may be adversely affected by, among other things, unfavorable changes to tax laws and other laws and regulations applicable to real estate securities, the cost of compliance with applicable laws and regulations, interest rates, the availability of financing, the creditworthiness of tenants, and the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions. The financial performance and underlying valuations of certain areas of the real estate market, including without limitation office and retail shopping locations, residential rental property, and real estate concentrated in urban areas, were severely affected and may continue to be affected by the fallout from the COVID-19 pandemic. If the underlying properties do not generate sufficient income to pay for ongoing operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance or value of real estate securities would have an adverse effect on the assets we manage and reduce the fees we earn and our revenue.
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
A decline in the absolute or relative performance or value of preferred securities, or the attractiveness of preferred securities portfolios or investment strategies, would have an adverse effect on the assets we manage and our revenue.
The amount of assets we manage in our preferred securities strategies has grown significantly in recent years. As of December 31, 2020, approximately 29.0% of our total assets under management, including 14.1% in the Cohen & Steers Preferred Securities and Income Fund alone, was concentrated in these strategies. Our preferred securities investments are subject to varying degrees of market, contractual, financial, regulatory, and other risks that could affect investment performance and attractiveness, including risks related to interest rates, counterparty credit, income and distributions, and applicable tax treatment. Certain components of our preferred securities portfolios may also be subject to risks related to the expected discontinuation of the London Interbank Offered Rate, or “LIBOR,” and uncertainty around the identification and use of alternative reference rates. See “The expected discontinuation of LIBOR, and uncertainty around the identification and use of alternative reference rates, may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.” Further, to the extent limitations may arise in the overall supply of preferred securities investments at attractive prices or at all, whether due to performance concerns about the asset class, shifts in market trends or investor preferences, redemptions, or decreased volume of new issuances, our ability to deploy our available investment capacity may become constrained. A decline in the performance or value of preferred securities, or diminishment in the attractiveness or availability of preferred securities investments, would have an adverse effect on the assets we manage, limit our ability to increase and invest assets in these strategies, and reduce the fees we earn and our revenue.
A significant portion of our revenue for 2020 was derived from a single institutional client.
As of December 31, 2020, our largest institutional client, Daiwa Asset Management, which held most of its assets in U.S. REIT strategies subadvised by us in Japan, represented approximately 6.7% of our total revenue for 2020. As of December 31, 2020, approximately 27.9% of the institutional account assets we managed, and approximately 11.6% of our total assets under management were derived from this client. Investor demand for the products we subadvise for this client can be affected by, among other things, changes in the distributions paid by those products, the strength of the Japanese yen compared to the currencies in which the assets held in those products are denominated, and the market and regulatory environment in the Japanese mutual fund market. Changes in the distribution rates could decrease investor demand for these products, resulting in outflows of assets subadvised by us which would negatively impact our revenue and adversely affect our financial condition.
Seed investments made to support the launch of new strategies and products may expose us to potential losses on invested capital.
Our success is partially dependent on our ability to develop, launch, market, and manage new investment strategies and products. From time to time, we support the launch of new investment strategies and products by making seed investments in those strategies and products. Numerous risks and uncertainties are associated with all stages of the seed investment product life cycle, including investment performance, market risks, shifting client or market preferences, the introduction of competing products, compliance with regulatory requirements, and, in some cases, potentially illiquid investments and/or contractual lock-up or other restrictions on our ability to withdraw capital. Seed investments in new strategies and products utilize capital that would otherwise be available for other corporate purposes and expose us to potential capital losses, against which we may not hedge entirely. To the extent we realize losses on our seed investments, our earnings and financial condition may be adversely impacted.
The loss of any members of our senior management team or our failure to manage executive succession could have a material adverse effect on our business.
The success of our business depends largely on the experience, expertise and continued service of our executive management team. The loss of any members of our senior management team, or our failure to adequately prepare for the succession and retention of our executive management team or to effectively implement executive succession plans, could materially adversely affect our business, strategic initiatives and financial condition. While we have succession plans in place for members of our executive management team, and continue to review and update those plans, there is no guarantee that their implementation or execution will operate as intended or otherwise be effective. In addition, we do not carry “key person” or similar insurance that would provide us with proceeds in the event of the death or disability of any of the members of our management team.
On February 21, 2021, our company experienced a significant transition in executive leadership roles and responsibilities when Robert H. Steers, our co-founder, Chief Executive Officer and a member of our board of directors, took a medical leave of absence. In connection with Mr. Steers’ leave of absence, our board of directors appointed Joseph M. Harvey, our President and a member of our board of directors, as Acting Chief Executive Officer. The effectiveness of this transition, and any further transition, could have a significant impact on our business.
Regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions and subject to best execution, we receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers. As a result of regulations in the European Union, we eliminated the use of commission credits to pay for research and eligible services for accounts where we had obligations directly within the scope of MiFID II (together with substantially similar national rules of the U.K. and implementing rules and regulations). Our operating expenses include payment for research and eligible services for these accounts.
Depending on the evolution of market practices and regulatory developments, we may elect to pay for research and expenses globally, subject to applicable SEC regulations, which would further increase our operating expenses.
We face substantial competition in all aspects of our business.
The investment management industry is highly competitive, and investors are increasingly fee sensitive. We compete against a large number of investment products offered by other investment management companies, investment dealers, banks, and insurance companies, and many institutions we compete with have greater financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors.

Our actively managed investment strategies compete not only against other active strategies but also against similarly positioned passive strategies. The continuing shift in market demand toward index funds and other passive strategies, and the growing availability of investment options to meet these demands, reduces opportunities for active managers and may accelerate fee compression. In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain clients. In order to maintain our current fee structure in a competitive environment, we must be able to provide clients with investment returns and service commensurate with the level of fees we charge. To the extent current or potential clients decide to invest in products sponsored by our competitors, the sales of our products as well as our market share, revenue, and net income could decline.
The inability to access clients through third-party intermediaries could have a material adverse effect on our business.
A significant portion of the assets we manage is attributable to the distribution of our products through third-party intermediaries. Our ability to distribute our products is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, investment advisory firms, banks, insurance companies, defined contribution plan administrators, and other intermediaries, which generally offer competing investment products that could limit the distribution of our products. In addition, our separate account business, subadvisory, and model delivery services depend in part on recommendations by consultants, financial planners, and other professional advisors, as well as our existing clients.
The structure and terms of the distribution arrangements with intermediaries, including fees or rebates paid by us or our funds to intermediaries to assist with distribution efforts, and the ability of our funds to participate in these intermediary platforms are subject to changes driven by market competition and regulatory developments. Our existing relationships with third-party intermediaries and access to new intermediaries could be adversely affected by continued consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products, or increased competition to access third-party distribution channels. There can be no assurance that we will be able to retain access to these channels. Loss of any of these third-party distribution channels, or changes to their structure and terms, or any reduction in our ability to access clients and investors through existing and new distribution channels, could adversely affect our business.
Our growth could be adversely affected if we are unable to manage the costs or realize the anticipated benefits associated with the expansion of our business.
Our growth strategy continues to involve expanding our business and diversifying our investment management business to include products and services outside of investments in real estate securities. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies and have expanded our geographical presence and capabilities as well as product and service offerings outside the U.S. As a result, our fixed costs and other expenses have increased to support the development and launch of new strategies and products, to expand the availability and marketability of our existing strategies and products, to grow our potential client base, and to enhance our infrastructure, including additional office space, technology, operations, and personnel.
Developing and implementing new investment strategies and products may require significant upfront management time and attention, the hiring of highly-compensated personnel, seed capital commitments, and other financial resources, including potential subsidies of operating expenses for an extended period of time, as well as ongoing marketing and other support. The success of our business strategy and future growth is contingent upon our ability to continue to support and invest in the development of new strategies and products, to generate sufficient assets under management and fee revenue at the levels and within the timeframe anticipated in order to support the compensation and other costs and expenses underlying such new strategies and products, to expand the availability of our existing strategies and products, and to successfully manage multiple offices and navigate legal and regulatory systems both domestically and internationally. The upfront and ongoing costs of adequately supporting such growth and initiatives will have an effect on our operating margin and other financial results.
Our clients may withdraw or reduce the amount of assets we manage or otherwise change the terms of our relationship, which could have an adverse impact on our revenue.
Our institutional clients, and firms with which we have strategic alliances, may terminate their relationship with us, reduce the amount of assets we manage, shift their assets to other types of accounts with different fee structures, or renegotiate the fees we charge them for any number of reasons, including investment performance, redemptions by beneficial owners of funds we manage or subadvise, actual or perceived competition between the accounts we subadvise and our proprietary investment products, changes in the key members of an investment team, changes in prevailing interest rates, and financial market performance. Certain investors in the funds we manage hold their shares indirectly through platforms sponsored by financial institutions that have the authority to make investment and asset allocation decisions on behalf of such investors. Decisions by investors to redeem assets may require selling investments at a disadvantageous time or price, which could negatively affect the amount of our assets under management or our ability to continue to pursue certain investment strategies. In a declining market or in conditions of poor relative or absolute performance, the pace of redemptions and withdrawals and the loss of institutional and individual separate account clients could accelerate. The occurrence of any of these events could have a material adverse effect on our revenue.
Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to approximately $3.0 billion as of December 31, 2020. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidating investments during adverse market conditions would reduce the Company’s assets under management and revenue.
We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.
Our business is dependent on the effectiveness of our information and cyber security policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our employees and clients’ portfolios as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of our assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats is constantly evolving and becoming increasingly sophisticated. Although we take precautions to password protect and encrypt our employees’ mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Like other companies, we have experienced, and will continue to experience, ongoing cyber security threats and attacks. During 2020, we experienced a cyber incident which did not materially impact our operations and has subsequently been addressed. There can be no assurance that our efforts to maintain and monitor the security and integrity of our information technology systems will be effective at all times.
Any breach or other failure of our or certain other parties’ technology systems, including those systems of service providers, key vendors, and third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory penalties, and litigation costs resulting from the incident. In addition, our increased use of mobile and cloud technologies could increase these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information.
For many companies, remote work arrangements resulting from the COVID-19 pandemic have made their network and communication systems more vulnerable to cyberattacks and incursions, and there has been an overall increase in both the frequency and severity of cyber incidents as such vulnerabilities have been exploited. Our remote work environment subjects us to heightened risk of cyberattacks, unauthorized access, or other privacy or data security incidents, both directly as well as indirectly through third-party intermediaries, service providers, and key vendors that have access or other connections to our systems.
Loss of confidential client information could harm our reputation, result in the termination of contracts by our existing clients, and subject us to litigation or liability under laws and agreements that protect confidential and personal data, resulting in increased costs and/or loss of revenues. We maintain a cyber insurance policy to help mitigate against any potential losses relating to information security breaches. However, such insurance may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policy, we may be required to pay a substantial amount to satisfy such successful claim.

The expected discontinuation of LIBOR, and uncertainty around the identification and use of alternative reference rates, may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.
LIBOR is the offered rate for short-term Eurodollar deposits between major international banks. LIBOR is used as a reference rate for various financial instruments, products and contracts globally to determine payment obligations, financing terms, hedging strategies, or investment value. In 2017, the UK Financial Conduct Authority, which regulates LIBOR, announced that the continuation of LIBOR cannot be guaranteed after the end of calendar 2021. In November 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Regulators and industry working groups have suggested alternative reference rates, but global consensus has not been achieved, and the potential for further regulatory changes addressing the use of LIBOR remains unclear.
Any market transition away from LIBOR in its current form will be complex and introduce a number of risks for us, our clients, and the financial services industry more widely. These include legal implementation risks, as extensive changes to documentation for new and existing clients and transactions may be required, financial risks arising from any changes in the valuation of financial instruments linked to benchmarks, pricing risks, as changes to benchmarks could impact pricing mechanisms on some instruments, operational risks due to the potential requirement to adapt information technology systems, trade reporting infrastructure and operational processes, and relationship risks relating to client communications and engagement during the transition away from LIBOR or other financial benchmarks currently utilized. The transition away from LIBOR may lead to increased volatility and illiquidity in markets and investments tied to LIBOR, and any alternative reference rate may be an ineffective substitute resulting in prolonged adverse market conditions, which would negatively impact our investments and which may result in the reduced effectiveness of our hedging strategies.
Failure to maintain adequate business continuity plans could have a material adverse effect on the Company and its products.
Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including New York and New Jersey. Critical operations that are geographically concentrated in New York include portfolio management, trading operations, information technology, investment administration, and portfolio accounting services for our products as well as corporate accounting systems. Should we, or any of our critical service providers, experience a significant local or regional disaster or other significant business disruption, our ability to remain operational will depend in part on the safety and availability of our personnel, our office facilities, and the proper functioning of our network, telecommunication, and other related systems and operations. We have backup systems and contingency plans, but we cannot ensure that they will be adequate under all circumstances or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster recovery support, and we cannot guarantee that these vendors will be able to perform in an adequate and timely manner. Failure by us, or any of our critical service providers, to maintain up-to-date business continuity plans, including system backup facilities, would impede our ability to operate in the event of a significant business disruption, which could result in financial losses to the Company and our clients and investors.
We could experience loss of client relationships if our reputation is harmed.
Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received globally both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, operational failures, cyber incidents, negative publicity, claims, or disputes arising from our management of COVID-19 or other pandemic conditions, the dissemination by current or former clients of unfavorable opinions about our services, changes in key members of an investment team or changes in our senior management, and the imposition of legal or regulatory sanctions or penalties in connection with our business activities. If our reputation is harmed, existing clients and investors may reduce amounts held in, or withdraw entirely from, funds or accounts that we manage, or funds or accounts may terminate their relationship with us. In addition, reputational harm may cause us to lose current employees and we may be unable to attract new ones with similar qualifications or skills, which could negatively affect our operations. If we fail to address, or appear to fail to address, successfully and promptly, the underlying causes of any reputational harm, we may be unsuccessful in repairing any damage to our reputation and our future business prospects would likely be affected, and the loss of client relationships could reduce our assets under management, revenue and earnings.

The failure of a key vendor to fulfill its obligations to the Company could have a material adverse effect on the Company and its products.
We depend on a number of key vendors for various fund administration, fund and corporate accounting, custody and transfer agent services, information technology services, market data, and other operational needs. The failure or inability of the Company to establish backup for key services or the failure of any key vendor to fulfill its obligations for any reason, including those that may be beyond our or such vendor’s control, could lead to operational issues for the Company and certain of its products, which could result in financial losses for the Company and its clients.
Risks Related to our Common Stock
A significant portion of our common stock is owned or controlled by our Chief Executive Officer and our Chairman and their respective family members, which may limit the ability of other stockholders to influence the affairs of the Company.
Our Chief Executive Officer and a member of his family beneficially owned or controlled approximately 24.6% of our common stock as of December 31, 2020. In addition, our Chairman and a member of his family beneficially owned or controlled approximately 20.4% of our common stock as of December 31, 2020. Such levels of ownership or control create the ability to meaningfully influence, among other things:
•the election of members of our board of directors, thereby indirectly influencing the management and affairs of the Company;
•the outcome of matters submitted to a vote of our stockholders; and
•any unsolicited acquisition of us and, consequently, potentially adversely affect the market price of our common stock or prevent our stockholders from realizing a premium on their shares.
The interests of one or more of such persons may differ from those of other stockholders in instances where, for example, management compensation is being determined or where an unsolicited acquisition of us could result in a change in our management. The concentration of beneficial ownership in such persons may limit the ability of our other stockholders to influence the affairs of the Company.
We may change our dividend policy at any time and there is no guarantee that we will pay dividends in the future.
Although we have a long history of paying regular and special cash dividends, there is no guarantee or requirement that we pay cash dividends in the future. Our dividend policy may change at any time without notice to our stockholders. The declaration and amount of any future dividends will be at the discretion of our board of directors and in accordance with applicable law and only after taking into account various factors that our board of directors deems relevant, including our financial condition, results of operations, cash flows and liquidity, current and anticipated cash needs and capital requirements, and potential alternative uses of cash. As a result, we cannot assure you that we will pay dividends at any rate or at all.
A sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and the issuance of additional shares will dilute your percentage ownership in the Company.
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our Chief Executive Officer and our Chairman, together with certain of their respective family members, beneficially owned or controlled 11,746,364 shares and 9,728,847 shares, respectively, of our common stock as of December 31, 2020. Any of such persons may sell shares of our common stock in the open market, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In connection with our initial public offering in 2004, we entered into a Registration Rights Agreement with our Chief Executive Officer and our Chairman and certain trust entities controlled by certain of their respective family members that requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In May 2018, we filed a Registration Statement on Form S-3 covering (i) the resale of up to an aggregate of 22,911,757 shares owned or controlled by our Chief Executive Officer and our Chairman and certain other persons and (ii) the offer and sale of an indeterminate number of shares by us to the public. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and any additional shares that we issue will dilute your percentage ownership in the Company.

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
U.S. regulatory agencies have proposed and adopted multiple regulations that could impact the mutual fund industry. The SEC’s final rules and amendments that modernize reporting and disclosure, along with other potential upcoming regulations, could, among other things, restrict the funds we manage from engaging in certain transactions, impact flows, and/or increase expenses as well as compliance costs.
In Europe, rules and regulations under MiFID II and MiFIR, along with substantially similar national rules of the U.K. and implementing rules and regulations, have had, and will continue to have, direct and indirect effects on our operations in Europe, including increased costs for investment research and increased compliance, disclosure, reporting, and other obligations. In addition, European and international regulations and rules around environmental, social, and governance disclosures are expected to have direct and indirect effects on our global operations, including increased costs for increased compliance through disclosure and reporting, among other obligations.
There has been an increase in data and privacy regulations globally. In addition to the European Union’s General Data Protection Regulation (GDPR), U.S. state data breach and privacy legislation, including the California Consumer Privacy Act, have come into effect requiring us to comply with stringent requirements, and we expect that there will be further regulation and legislation that will come into effect in the future that will require us to comprehensively review our systems and processes and may result in additional costs.
The U.K.’s exit from the European Union on January 31, 2020 (referred to as Brexit) and end of the transition period on December 31, 2020 may continue to disrupt our business operations and impact our reported financial results as well as the liquidity and value of our investments. Brexit has caused significant geo-political and legal uncertainty and market volatility in the U.K. and elsewhere, which may continue during continued negotiations between the U.K. and Europe. CSUK’s ability to market and provide its services or serve as a distributor of financial products within the European Union could be restricted temporarily or in the long term as a result of Brexit. Our contingency plans for Brexit require the cooperation of counterparties or a regulator of financial services to make timely arrangements. While we believe it is in the best interests of counterparties and regulators to cooperate, we cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses have increased as we implement our plan to continue to market and provide our services and distribute our products in the short and/or long term.
The expected discontinuation of LIBOR and uncertainty around the identification and use of alternative reference rates introduces a number of risks for us, our clients, and the financial services industry more widely. See “The expected discontinuation of LIBOR, and uncertainty around the identification and use of alternative reference rates, may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.”

Although the full extent of the foregoing regulatory changes is still unclear, they may affect our business operations and increase our operating expenses.
Our involvement in legal proceedings could adversely affect our results of operations and financial condition.
Many aspects of our business involve risks of legal liability. Claims against us may arise in the ordinary course of business, including employment-related claims, and from time to time, we may receive subpoenas or other requests for information from various U.S. and non-U.S. governmental or regulatory authorities and third parties in connection with certain industry-wide, company-specific, or other investigations or proceedings. In addition, certain funds we manage may become subject to lawsuits, any of which could potentially impact the investment returns of the applicable fund.
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
The U.S. federal income tax treatment of certain of our funds depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. U.S. federal income tax rules are constantly under review by the IRS and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations, and other modifications and interpretations. Recent and ongoing changes to U.S. federal income tax laws and interpretations thereof could cause us to change our investments and commitments, affect the tax considerations of an investment in us and our funds, and change the character or treatment of portions of our income. In addition, the Company may be required to make certain assumptions when electing a particular tax treatment. It is possible that the IRS could assert successfully that the assumptions made by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury Regulations and could require items of income, gain, deduction, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed in a manner that adversely affects us and our clients.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS”. As of February 22, 2021, there were 39 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners.
Payment of any dividends to our common stockholders is subject to the approval of our Board of Directors. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors deemed relevant. On February 25, 2021, we declared a quarterly cash dividend on our common stock in the amount of $0.45 per share.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2020, we did not make any purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.
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
Selected Consolidated Financial and Other Data

(in thousands, except per share data)	As of and For the Years Ended December 31,
	2020	2019	2018	2017		2016
Consolidated Statements of Operations
Total revenue	$427,536	$410,830	$381,111	$378,696	(1)	$351,497	(1)
Total expenses	332,479	250,696	234,073	223,950	(1)	215,986	(1)
Operating income	95,057	160,134	147,038	154,746		135,511
Total non-operating income (loss)	(1,670)	27,415	(3,259)	5,654		7,892
Income before provision for income taxes	93,387	187,549	143,779	160,400		143,403
Provision for income taxes	18,222	40,565	34,257	67,914	(2)	50,593	(2)
Net income	75,165	146,984	109,522	92,486		92,810
Less: Net (income) loss attributable to redeemable noncontrolling interests	1,419	(12,363)	4,374	(547)		126
Net income attributable to common stockholders	$76,584	$134,621	$113,896	$91,939		$92,936

Earnings per share attributable to common stockholders
Basic	$1.60	$2.85	$2.43	$1.98		$2.02
Diluted	$1.57	$2.79	$2.40	$1.96		$2.00

Cash dividends declared per share
Quarterly	$1.56	$1.44	$1.32	$1.12		$1.04
Special	$1.00	$2.00	$2.50	$1.00		$0.50
Consolidated Statements of Financial Condition
Cash and cash equivalents	$41,232	$101,352	$92,733	$193,452		$183,234
Investments	154,978	155,213	224,932	108,106		54,544
Total assets	348,453	402,419	481,039	410,125		333,728
Total liabilities	123,549	135,304	144,201	86,794		67,061
Redeemable noncontrolling interests	50,665	53,412	114,192	47,795		853
Total stockholders’ equity	174,239	213,703	222,646	275,536		265,814

Other Data (in millions)
Assets under management (AUM) by investment vehicle: (3)
Institutional accounts	$33,255	$31,813	$27,148	$30,896		$29,848
Open-end funds	35,160	30,725	22,295	25,188		21,177
Closed-end funds	11,493	9,644	8,410	9,406		8,963
Total AUM	$79,908	$72,182	$57,853	$65,490		$59,988
 _________________________
(1) Amounts have been recast to reflect the Company’s adoption of the revenue recognition accounting standard on January 1, 2018.
(2) Amounts for 2017 and 2016 reflect the higher U.S. federal statutory rate before it was lowered to 21.0% due to the Tax Cuts and Jobs Act.
(3) Amounts prior to 2019 have been recast to include model-based portfolios which were previously classified as assets under advisement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management’s current views with respect to, among other things, our operations and financial performance and the impact of the ongoing COVID-19 pandemic on the current economic environment and our business. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in Item 1A. Risk Factors of this Annual Report on Form 10-K. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
Our primary investment strategies include U.S. real estate securities, preferred securities and low duration preferred securities, global/international real estate securities, global listed infrastructure, real assets multi-strategy, midstream energy and MLPs, and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts, and subadvised portfolios.
Our distribution network encompasses two major channels, wealth management and institutional. Our wealth management channel includes registered investment advisers, wirehouses, independent and regional broker dealers and bank trusts. Our institutional channel includes sovereign wealth funds, corporate plans, insurance companies and public funds, including defined benefit and defined contribution plans, as well as other financial institutions that access our investment management services directly or through consultants and other intermediaries.
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
A majority of our revenue, 92.4%, 92.1% and 91.8% for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from investment advisory and administration fees for providing asset management services to institutional accounts as well as open-end funds and closed-end funds sponsored by the Company.
COVID-19
We are continuously managing and evaluating our strategy and response to the COVID-19 pandemic. During the first quarter of 2020, we activated our Business Continuity Plan and the majority of our employees worldwide continue to work from home and will do so for the foreseeable future. Ongoing business operations, including investment, trading, finance, operational and client service capabilities have not been materially impacted as a result of the ongoing COVID-19 pandemic; however, there is no assurance that they will not be impacted in future periods. We have also altered our travel policy, suspending all domestic and international air travel, and are leveraging our IT infrastructure to conduct virtual meetings with both internal and external parties. We remain focused on managing our clients' portfolios while maintaining the safety of our employees, families and communities.
The full scope and duration of the social, market and economic fallout from the COVID-19 pandemic is impossible to predict, and conditions emanating from the outbreak could worsen from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession. Please refer to Part I - Item 1A Risk Factors for additional information regarding the effect on our business COVID-19 has had and may continue to have.

Assets Under Management
By Investment Vehicle
(in millions)

	Years Ended December 31,
	2020	2019	2018 (1)
Institutional Accounts
Assets under management, beginning of period	$31,813	$27,148	$30,896
Inflows	7,192	3,993	2,814
Outflows	(4,418)	(4,908)	(3,558)
Net inflows (outflows)	2,774	(915)	(744)
Market appreciation (depreciation)	53	6,873	(1,074)
Distributions	(1,385)	(1,306)	(1,962)
Transfers	—	13	32
Total increase (decrease)	1,442	4,665	(3,748)
Assets under management, end of period	$33,255	$31,813	$27,148
Percentage of total assets under management	41.6%	44.1%	46.9%
Average assets under management	$29,883	$30,301	$28,893

Open-end Funds
Assets under management, beginning of period	$30,725	$22,295	$25,188
Inflows	17,556	12,484	8,963
Outflows	(12,135)	(7,745)	(9,411)
Net inflows (outflows)	5,421	4,739	(448)
Market appreciation (depreciation)	405	5,881	(1,302)
Distributions	(1,391)	(2,177)	(1,111)
Transfers	—	(13)	(32)
Total increase (decrease)	4,435	8,430	(2,893)
Assets under management, end of period	$35,160	$30,725	$22,295
Percentage of total assets under management	44.0%	42.6%	38.5%
Average assets under management	$30,152	$27,595	$24,276

Closed-end Funds
Assets under management, beginning of period	$9,644	$8,410	$9,406
Inflows	2,652	5	12
Outflows	(89)	(80)	—
Net inflows (outflows)	2,563	(75)	12
Market appreciation (depreciation)	(197)	1,823	(496)
Distributions	(517)	(514)	(512)
Total increase (decrease)	1,849	1,234	(996)
Assets under management, end of period	$11,493	$9,644	$8,410
Percentage of total assets under management	14.4%	13.4%	14.5%
Average assets under management	$9,140	$9,381	$9,012

Total
Assets under management, beginning of period	$72,182	$57,853	$65,490
Inflows	27,400	16,482	11,789
Outflows	(16,642)	(12,733)	(12,969)
Net inflows (outflows)	10,758	3,749	(1,180)
Market appreciation (depreciation)	261	14,577	(2,872)
Distributions	(3,293)	(3,997)	(3,585)
Total increase (decrease)	7,726	14,329	(7,637)
Assets under management, end of period	$79,908	$72,182	$57,853
Average assets under management	$69,175	$67,277	$62,181
_________________________
(1)    Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Years Ended December 31,
	2020	2019	2018 (1)
Advisory
Assets under management, beginning of period	$15,669	$12,065	$11,341
Inflows	4,324	1,918	2,101
Outflows	(2,771)	(1,351)	(925)
Net inflows (outflows)	1,553	567	1,176
Market appreciation (depreciation)	406	3,032	(484)
Transfers	—	5	32
Total increase (decrease)	1,959	3,604	724
Assets under management, end of period	$17,628	$15,669	$12,065
Percentage of institutional assets under management	53.0%	49.3%	44.4%
Average assets under management	$15,650	$14,752	$11,804

Japan Subadvisory
Assets under management, beginning of period	$10,323	$9,288	$12,672
Inflows	1,601	942	144
Outflows	(626)	(1,076)	(1,250)
Net inflows (outflows)	975	(134)	(1,106)
Market appreciation (depreciation)	(193)	2,475	(316)
Distributions	(1,385)	(1,306)	(1,962)
Total increase (decrease)	(603)	1,035	(3,384)
Assets under management, end of period	$9,720	$10,323	$9,288
Percentage of institutional assets under management	29.2%	32.4%	34.2%
Average assets under management	$9,014	$9,954	$10,608

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,821	$5,795	$6,883
Inflows	1,267	1,133	569
Outflows	(1,021)	(2,481)	(1,383)
Net inflows (outflows)	246	(1,348)	(814)
Market appreciation (depreciation)	(160)	1,366	(274)
Transfers	—	8	—
Total increase (decrease)	86	26	(1,088)
Assets under management, end of period	$5,907	$5,821	$5,795
Percentage of institutional assets under management	17.8%	18.3%	21.3%
Average assets under management	$5,219	$5,595	$6,481

Total Institutional Accounts
Assets under management, beginning of period	$31,813	$27,148	$30,896
Inflows	7,192	3,993	2,814
Outflows	(4,418)	(4,908)	(3,558)
Net inflows (outflows)	2,774	(915)	(744)
Market appreciation (depreciation)	53	6,873	(1,074)
Distributions	(1,385)	(1,306)	(1,962)
Transfers	—	13	32
Total increase (decrease)	1,442	4,665	(3,748)
Assets under management, end of period	$33,255	$31,813	$27,148
Average assets under management	$29,883	$30,301	$28,893
_________________________
(1)    Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy
(in millions)

	Years Ended December 31,
	2020	2019	2018 (1)
U.S. Real Estate
Assets under management, beginning of period	$31,024	$24,627	$29,241
Inflows	11,114	7,298	4,488
Outflows	(6,478)	(5,363)	(5,158)
Net inflows (outflows)	4,636	1,935	(670)
Market appreciation (depreciation)	(574)	7,346	(1,151)
Distributions	(2,282)	(2,886)	(2,561)
Transfers	23	2	(232)
Total increase (decrease)	1,803	6,397	(4,614)
Assets under management, end of period	$32,827	$31,024	$24,627
Percentage of total assets under management	41.1%	43.0%	42.6%
Average assets under management	$28,972	$29,117	$26,605

Preferred Securities
Assets under management, beginning of period	$17,581	$13,068	$14,435
Inflows	10,979	5,726	4,503
Outflows	(5,828)	(3,041)	(4,723)
Net inflows (outflows)	5,151	2,685	(220)
Market appreciation (depreciation)	1,172	2,406	(803)
Distributions	(696)	(597)	(560)
Transfers	(23)	19	216
Total increase (decrease)	5,604	4,513	(1,367)
Assets under management, end of period	$23,185	$17,581	$13,068
Percentage of total assets under management	29.0%	24.4%	22.6%
Average assets under management	$18,278	$15,702	$14,237

Global/International Real Estate
Assets under management, beginning of period	$13,509	$11,047	$11,194
Inflows	4,122	2,541	1,975
Outflows	(2,436)	(2,714)	(1,669)
Net inflows (outflows)	1,686	(173)	306
Market appreciation (depreciation)	102	2,887	(254)
Distributions	(83)	(252)	(199)
Total increase (decrease)	1,705	2,462	(147)
Assets under management, end of period	$15,214	$13,509	$11,047
Percentage of total assets under management	19.0%	18.7%	19.1%
Average assets under management	$13,193	$12,718	$11,341
_________________________
(1)    Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Assets Under Management
By Investment Strategy - continued
(in millions)

	Years Ended December 31,
	2020	2019	2018 (1)
Global Listed Infrastructure
Assets under management, beginning of period	$8,076	$6,517	$6,982
Inflows	997	713	601
Outflows	(1,722)	(699)	(448)
Net inflows (outflows)	(725)	14	153
Market appreciation (depreciation)	(423)	1,520	(419)
Distributions	(199)	(201)	(199)
Transfers	—	226	—
Total increase (decrease)	(1,347)	1,559	(465)
Assets under management, end of period	$6,729	$8,076	$6,517
Percentage of total assets under management	8.4%	11.2%	11.3%
Average assets under management	$6,972	$7,455	$6,924

Other
Assets under management, beginning of period	$1,992	$2,594	$3,638
Inflows	188	204	222
Outflows	(178)	(916)	(971)
Net inflows (outflows)	10	(712)	(749)
Market appreciation (depreciation)	(16)	418	(245)
Distributions	(33)	(61)	(66)
Transfers	—	(247)	16
Total increase (decrease)	(39)	(602)	(1,044)
Assets under management, end of period	$1,953	$1,992	$2,594
Percentage of total assets under management	2.4%	2.8%	4.5%
Average assets under management	$1,760	$2,285	$3,075

Total
Assets under management, beginning of period	$72,182	$57,853	$65,490
Inflows	27,400	16,482	11,789
Outflows	(16,642)	(12,733)	(12,969)
Net inflows (outflows)	10,758	3,749	(1,180)
Market appreciation (depreciation)	261	14,577	(2,872)
Distributions	(3,293)	(3,997)	(3,585)
Total increase (decrease)	7,726	14,329	(7,637)
Assets under management, end of period	$79,908	$72,182	$57,853
Average assets under management	$69,175	$67,277	$62,182
_________________________
(1)    Amounts have been recast to include model-based portfolios which were previously classified as assets under advisement.

Investment Performance as of December 31, 2020
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
(2)    © 2021 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at December 31, 2020. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Changes in Assets Under Management - 2020 Compared with 2019
Assets under management at December 31, 2020 increased 10.7% to $79.9 billion from $72.2 billion at December 31, 2019. The increase was due to net inflows of $10.8 billion and market appreciation of $261 million, which recovered from $15.3 billion of market depreciation in the first quarter of 2020, partially offset by distributions of $3.3 billion. Net inflows included $5.2 billion into preferred securities and $4.6 billion into U.S. real estate. Market appreciation included $1.2 billion from preferred securities, partially offset by market depreciation of $574 million from U.S. real estate and $423 million from global listed infrastructure. Distributions included $2.3 billion from U.S. real estate and $696 million from preferred securities. Our overall organic growth rate was 14.9% for the year ended December 31, 2020, compared with 6.5% for the year ended December 31, 2019. The organic growth rate represents the ratio of net flows for the year to the beginning assets under management of the respective period.
Average assets under management for the year ended December 31, 2020 increased 2.8% to $69.2 billion from $67.3 billion for the year ended December 31, 2019.
Institutional accounts
Assets under management in institutional accounts at December 31, 2020, which represented 41.6% of total assets under management, increased 4.5% to $33.3 billion from $31.8 billion at December 31, 2019. The increase was due to net inflows of $2.8 billion and market appreciation of $53 million, partially offset by distributions of $1.4 billion. Net inflows included $1.9 billion into global/international real estate and $1.6 billion into U.S. real estate, partially offset by net outflows of $662 million from global listed infrastructure. Distributions included $1.4 billion from U.S. real estate. Our organic growth rate for institutional accounts was 8.7% for the year ended December 31, 2020, compared with organic decay of 3.4% for the year ended December 31, 2019.
Average assets under management for institutional accounts for the year ended December 31, 2020 decreased 1.4% to $29.9 billion from $30.3 billion for the year ended December 31, 2019.
Assets under management in institutional advisory accounts at December 31, 2020, which represented 53.0% of institutional assets under management, increased 12.5% to $17.6 billion from $15.7 billion at December 31, 2019. The increase was due to net inflows of $1.6 billion and market appreciation of $406 million. Net inflows included $1.3 billion into global/international real estate and $699 million into U.S. real estate, partially offset by net outflows of $565 million from global listed infrastructure. Market appreciation included $265 million from global/international real estate and $196 million from preferred securities. Our organic growth rate for institutional advisory accounts was 9.9% for the year ended December 31, 2020, compared with 4.7% for the year ended December 31, 2019.
Average assets under management for institutional advisory accounts for the year ended December 31, 2020 increased 6.1% to $15.7 billion from $14.8 billion for the year ended December 31, 2019.
Assets under management in Japan subadvisory accounts at December 31, 2020, which represented 29.2% of institutional assets under management, decreased 5.8% to $9.7 billion from $10.3 billion at December 31, 2019. The decrease was due to market depreciation of $193 million and distributions of $1.4 billion, partially offset by net inflows of $975 million. Net inflows included $913 million into U.S. real estate. Market depreciation included $237 million from U.S. real estate, partially offset by market appreciation of $41 million from global/international real estate. Distributions included $1.4 billion from U.S. real estate. Our organic growth rate for Japan subadvisory accounts was 9.4% for the year ended December 31, 2020, compared with organic decay of 1.4% for the year ended December 31, 2019.
Average assets under management for Japan subadvisory accounts for the year ended December 31, 2020 decreased 9.4% to $9.0 billion from $10.0 billion for the year ended December 31, 2019.
Assets under management in institutional subadvisory accounts excluding Japan at December 31, 2020, which represented 17.8% of institutional assets under management, increased 1.5% to $5.9 billion from $5.8 billion at December 31, 2019. The increase was due to net inflows of $246 million, partially offset by market depreciation of $160 million. Net inflows included $368 million into global/international real estate, partially offset by net outflows of $90 million from global listed infrastructure. Market depreciation included $109 million from global/international real estate. Our organic growth rate for institutional subadvisory accounts excluding Japan was 4.2% for the year ended December 31, 2020, compared with organic decay of 23.3% for the year ended December 31, 2019.
Average assets under management for institutional subadvisory accounts excluding Japan for the year ended December 31, 2020 decreased 6.7% to $5.2 billion from $5.6 billion for the year ended December 31, 2019.
Open-end funds
Assets under management in open-end funds at December 31, 2020, which represented 44.0% of total assets under management, increased 14.4% to $35.2 billion from $30.7 billion at December 31, 2019. The increase was due to net inflows of $5.4 billion and market appreciation of $405 million, partially offset by distributions of $1.4 billion. Net inflows included $3.0 billion into preferred securities and $2.5 billion into U.S. real estate. Market appreciation included $851 million from preferred securities, partially offset by market depreciation of $260 million from U.S. real estate, $95 million from global/international real estate and $81 million from global listed infrastructure. Distributions included $742 million from U.S. real estate and $578 million from preferred securities. Our organic growth rate for open-end funds was 17.6% for the year ended December 31, 2020, compared with 21.3% for the year ended December 31, 2019.
Average assets under management for open-end funds for the year ended December 31, 2020 increased 9.3% to $30.2 billion from $27.6 billion for the year ended December 31, 2019.
Closed-end funds
Assets under management in closed-end funds at December 31, 2020, which represented 14.4% of total assets under management, increased 19.2% to $11.5 billion from $9.6 billion at December 31, 2019. The increase was due to net inflows of $2.6 billion, partially offset by market depreciation of $197 million and distributions of $517 million. Net inflows included $2.1 billion from the Company's initial public offering of the Cohen & Steers Tax-Advantaged Preferred Securities and Income Fund (PTA) and $526 million from the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering. Our organic growth rate for closed-end funds was 26.6% for the year ended December 31, 2020, compared with organic decay of 0.9% for the year ended December 31, 2019.
Average assets under management for closed-end funds for the year ended December 31, 2020 decreased 2.6% to $9.1 billion from $9.4 billion for the year ended December 31, 2019.
Changes in Assets Under Management - 2019 Compared with 2018
Assets under management at December 31, 2019 increased 24.8% to $72.2 billion from $57.9 billion at December 31, 2018. The increase was due to net inflows of $3.7 billion and market appreciation of $14.6 billion, partially offset by distributions of $4.0 billion. Net inflows included $2.7 million into preferred securities and $1.9 billion into U.S. real estate, partially offset by net outflows of $676 million from large cap value (which is included in “Other” in the table on pages 23-24). Market appreciation included $7.3 billion from U.S. real estate, $2.9 billion from global/international real estate, $2.4 billion from preferred securities and $1.5 billion from global listed infrastructure. Distributions included $2.9 billion from U.S. real estate and $597 million from preferred securities. Our overall organic growth rate was 6.5% for the year ended December 31, 2019, compared with organic decay of 1.8% for the year ended December 31, 2018.
Average assets under management for the year ended December 31, 2019 increased 8.2% to $67.3 billion from $62.2 billion for the year ended December 31, 2018.
Institutional accounts
Assets under management in institutional accounts at December 31, 2019, which represented 44.1% of total assets under management, increased 17.2% to $31.8 billion from $27.1 billion at December 31, 2018. The increase was due to market appreciation of $6.9 billion, partially offset by net outflows of $915 million and distributions of $1.3 billion. Net outflows included $510 million from large cap value (which is included in “Other” in the table on pages 23-24) and $356 million from preferred securities, partially offset by net inflows of $231 million into U.S. real estate. Market appreciation included $3.0 billion from U.S. real estate and $2.4 million from global/international real estate. Distributions included $1.2 billion from U.S. real estate. Our organic decay rate for institutional accounts was 3.4% for the year ended December 31, 2019, compared with 2.4% for the year ended December 31, 2018.
Average assets under management for institutional accounts for the year ended December 31, 2019 increased 4.9% to $30.3 billion from $28.9 billion for the year ended December 31, 2018.
Assets under management in institutional advisory accounts at December 31, 2019, which represented 49.3% of institutional assets under management, increased 29.9% to $15.7 billion from $12.1 billion at December 31, 2018. The increase was due to net inflows of $567 million and market appreciation of $3.0 billion. Net inflows included $592 million into global/international real estate and $124 million into U.S. real estate, partially offset by net outflows of $92 million from large cap value (which is included in “Other” in the table on pages 23-24) and $69 million from global listed infrastructure. Market appreciation included $1.1 billion from global/international real estate, $803 million from U.S. real estate and $512 million from global listed infrastructure. Our organic growth rate for institutional advisory accounts was 4.7% for the year ended December 31, 2019, compared with 10.4% for the year ended December 31, 2018.
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
Average assets under management for Japan subadvisory accounts for the year ended December 31, 2019 decreased 6.2% to $10.0 billion from $10.6 billion for the year ended December 31, 2018.
Assets under management in institutional subadvisory accounts excluding Japan at December 31, 2019, which represented 18.3% of institutional assets under management, were $5.8 million at both December 31, 2019 and 2018 as net outflows were offset by market appreciation. Our organic decay rate for institutional subadvisory accounts excluding Japan was 23.3% for the year ended December 31, 2019, compared with 11.8% for the year ended December 31, 2018.
Average assets under management for institutional subadvisory accounts excluding Japan for the year ended December 31, 2019 decreased 13.7% to $5.6 billion from $6.5 billion for the year ended December 31, 2018.
Open-end funds
Assets under management in open-end funds at December 31, 2019, which represented 42.6% of total assets under management, increased 37.8% to $30.7 billion from $22.3 billion at December 31, 2018. The increase was due to net inflows of $4.7 billion and market appreciation of $5.9 billion, partially offset by distributions of $2.2 billion. Net inflows included $3.0 billion into preferred securities and $1.7 billion into U.S. real estate. Market appreciation included $3.7 billion from U.S. real estate and $1.6 billion from preferred securities. Distributions included $1.5 billion from U.S. real estate and $478 million from preferred securities. Our organic growth rate for open-end funds was 21.3% for the year ended December 31, 2019, compared with organic decay of 1.8% for the year ended December 31, 2018.
Average assets under management for open-end funds for the year ended December 31, 2019 increased 13.7% to $27.6 billion from $24.3 billion for the year ended December 31, 2018.
Closed-end funds
Assets under management in closed-end funds at December 31, 2019, which represented 13.4% of total assets under management, increased 14.7% to $9.6 billion from $8.4 billion at December 31, 2018. The increase was due to market appreciation of $1.8 billion, partially offset by net outflows of $75 million related to decreases in certain funds' outstanding leverage and distributions of $514 million. Our organic decay rate for closed-end funds was 0.9% for the year ended December 31, 2019, compared with an organic growth rate of 0.1% for the year ended December 31, 2018.
Average assets under management for closed-end funds for the year ended December 31, 2019 increased 4.1% to $9.4 billion from $9.0 billion for the year ended December 31, 2018.

Summary of Operating Information

	Years Ended December 31,
(in thousands, except percentages and per share data)	2020	2019	2018
U.S. GAAP
Revenue	$427,536	$410,830	$381,111
Expenses (1)	$332,479	$250,696	$234,073
Operating income (loss)	$95,057	$160,134	$147,038
Non-operating income (loss)	$(1,670)	$27,415	$(3,259)
Net income attributable to common stockholders	$76,584	$134,621	$113,896
Diluted earnings per share	$1.57	$2.79	$2.40
Operating margin	22.2%	39.0%	38.6%

As Adjusted (2)
Net income attributable to common stockholders	$125,291	$124,360	$113,849
Diluted earnings per share	$2.57	$2.57	$2.40
Operating margin	39.6%	39.6%	39.1%
_________________________
(1)    Includes expenses of $60.6 million associated with the initial public offering of PTA for the year ended December 31, 2020.
(2)    The “As Adjusted” amounts represent non-GAAP financial measures. Refer to pages 34-35 for reconciliations to the most directly comparable U.S. GAAP financial measures.
U.S. GAAP
2020 Compared with 2019
Revenue

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Institutional accounts	$115,876	$110,346	$5,530	5.0%
Open-end funds	201,135	187,730	13,405	7.1%
Closed-end funds	78,026	80,502	(2,476)	(3.1)%
Investment advisory and administration fees	395,037	378,578	16,459	4.3%
Distribution and service fees	30,134	30,048	86	0.3%
Other	2,365	2,204	161	7.3%
Total revenue	$427,536	$410,830	$16,706	4.1%

Revenue for the year ended December 31, 2020 increased primarily attributable to higher average assets under management in open-end funds and the recognition of $7.7 million of performance fees from certain institutional accounts, partially offset by lower average assets under management in institutional accounts and closed-end funds.
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annual effective fee rate of 38.8 bps and 36.4 bps for the years ended December 31, 2020 and 2019, respectively. The increase in the annual effective fee rate is primarily due to higher performance fees in 2020.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annual effective fee rate of 66.7 bps and 68.0 bps for the years ended December 31, 2020 and 2019, respectively. The decrease in the annual effective fee rate is primarily due to the full year impact of a reduction of the investment advisory fee rate resulting from imposition of an expense cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.
•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annual effective fee rate of 85.4 bps and 85.8 bps for the years ended December 31, 2020 and 2019, respectively. In 2021, the annual effective fee rate is expected to increase as a result of the initial public offering of PTA, which concluded on October 27, 2020.

Expenses

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Employee compensation and benefits	$156,457	$143,431	$13,026	9.1%
Distribution and service fees	115,084	55,237	59,847	108.3%
General and administrative	56,286	47,632	8,654	18.2%
Depreciation and amortization	4,652	4,396	256	5.8%
Total expenses	$332,479	$250,696	$81,783	32.6%

Employee compensation and benefits for the year ended December 31, 2020 increased primarily due to higher salaries of $3.7 million, an increase in incentive compensation of $3.4 million, an increase in severance expenses of $1.8 million, higher payroll taxes of $1.2 million and commissions of $1.1 million.
Distribution and service fees expense for the year ended December 31, 2020 increased primarily due to costs associated with the initial public offering of PTA of $57.8 million.
General and administrative expenses for the year ended December 31, 2020 increased primarily due to costs associated with the RQI rights offering of $11.7 million, partially offset by lower travel and entertainment expenses of $3.3 million.
Operating Margin
Operating margin for the year ended December 31, 2020 decreased to 22.2% from 39.0% for the year ended December 31, 2019. The decrease was primarily due to higher expenses associated with the initial public offering of PTA and the RQI rights offering for the year ended December 31, 2020. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

	Years Ended December 31,
	2020				2019
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$2,358		$1,004	$3,362	$3,052		$3,664	$6,716
Gain (loss) from investments—net	(4,116)		—	(4,116)	21,673		—	21,673
Foreign currency gains (losses)—net	(399)		(517)	(916)	381		(1,355)	(974)
Total non-operating income (loss)	$(2,157)	(1)	$487	$(1,670)	$25,106	(1)	$2,309	$27,415
_________________________
(1)    Seed investments included net loss of $1.4 million and net income of $12.4 million attributable to third-party interests for the years ended December 31, 2020 and 2019, respectively.
Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Income tax expense	$18,222	$40,565	$(22,343)	(55.1)%
Effective tax rate	19.2%	23.2%

The effective tax rate for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes as well as the effect of certain permanent differences, the most significant of which related to limitations on the deductibility of executive compensation. These were more than offset by discrete tax items, primarily related to the appreciated value of restricted stock units delivered in January 2020. The effective tax rate for the year ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits, the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments and a discrete tax item related to the appreciated value of restricted stock units delivered in January 2019.

2019 Compared with 2018
Revenue

	Years Ended December 31,
(in thousands)	2019	2018 (1)	$ Change	% Change
Institutional accounts	$110,346	$104,327	$6,019	5.8%
Open-end funds	187,730	168,273	19,457	11.6%
Closed-end funds	80,502	77,270	3,232	4.2%
Investment advisory and administration fees	378,578	349,870	28,708	8.2%
Distribution and service fees	30,048	29,090	958	3.3%
Other	2,204	2,151	53	2.5%
Total revenue	$410,830	$381,111	$29,719	7.8%
_________________________
(1)    Amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
Revenue for the year ended December 31, 2019 increased primarily attributable to higher average assets under management in all three investment vehicles.
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
General and administrative expenses for the year ended December 31, 2019 decreased primarily due to expenses of approximately $871,000 associated with the evaluation of a potential business transaction that the Company did not pursue that were included in the year ended December 31, 2018, partially offset by costs associated with the RQI rights offering of approximately $346,000 as well as higher professional fees of approximately $100,000 for the year ended December 31, 2019.
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
_________________________
(1)    Amounts included net income of $12.4 million and net loss of $4.4 million attributable to third-party interests for the years ended December 31, 2019 and 2018, respectively.
Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Income tax expense	$40,565	$34,257	$6,308	18.4%
Effective tax rate	23.2%	23.1%

The effective tax rate for the year ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits, the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments and a discrete tax item related to the appreciated value of restricted stock units delivered in January 2019. The effective tax rate for the year ended December 31, 2018 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the reversal of certain liabilities associated with unrecognized tax benefits, a discrete tax item related to the appreciated value of restricted stock units delivered in January 2018 and an adjustment to the Company's transition tax liability in connection with the Tax Cuts and Jobs Act (the Tax Act).
As Adjusted
The term “As Adjusted” is used to identify non-GAAP financial information in the discussion below. Refer to pages 34-35 for reconciliations to the most directly comparable U.S. GAAP financial measures.
2020 Compared with 2019
Revenue
Revenue, as adjusted, for the year ended December 31, 2020 was $427.8 million, compared with $410.4 million for the year ended December 31, 2019.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both years.
Expenses
Expenses, as adjusted, for the year ended December 31, 2020 were $258.4 million, compared with $247.7 million for the year ended December 31, 2019.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both years;
•Amounts related to the accelerated vesting of certain restricted stock units for both years;
•Costs associated with the initial public offering of PTA for the year ended December 31, 2020;
•Costs associated with the RQI rights offering for both years; and
•Other non-recurring expenses for the year ended December 31, 2020.
Operating Margin
Operating margin, as adjusted, was 39.6% for both years ended December 31, 2020 and 2019.

Non-operating Income
Non-operating income, as adjusted, for the year ended December 31, 2020 was $1.4 million, compared with $4.2 million for the year ended December 31, 2019.
Non-operating income, as adjusted, excluded the following for both years:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the year ended December 31, 2020 was 26.7%, compared with 25.5% for the year ended December 31, 2019.
The effective tax rate, as adjusted, excluded the tax effects associated with non-GAAP adjustments as well as discrete tax items for both years.
2019 Compared with 2018
Revenue
Revenue, as adjusted, for the year ended December 31, 2019 was $410.4 million, compared with $380.4 million for the year ended December 31, 2018.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both years.
Expenses
Expenses, as adjusted, for the year ended December 31, 2019 were $247.7 million, compared with $231.8 million for the year ended December 31, 2018.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both years;
•Amounts related to the accelerated vesting of certain restricted stock units for the year ended December 31, 2019;
•Costs associated with the RQI rights offering for the year ended December 31, 2019; and
•Expenses associated with the evaluation of a potential business transaction that we did not pursue for the year ended December 31, 2018.
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
The effective tax rate, as adjusted, excluded the tax effects associated with non-GAAP adjustments as well as discrete tax items for both years.

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

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income attributable to common stockholders, U.S. GAAP	$76,584	$134,621	$113,896
Seed investments (1)	1,443	(11,858)	5,552
Accelerated vesting of restricted stock units	774	1,344	—
Initial public offering costs (2)	60,559	—	—
Rights offering costs (3)	11,859	346	—
Other non-recurring expenses (4)	500	—	871
Foreign currency exchange (gains) losses—net (5)	871	1,909	(2,270)
Tax adjustments (6)	(27,299)	(2,002)	(4,200)
Net income attributable to common stockholders, as adjusted	$125,291	$124,360	$113,849

Diluted weighted average shares outstanding	48,676	48,297	47,381
Diluted earnings per share, U.S. GAAP	$1.57	$2.79	$2.40
Seed investments	0.03	(0.25)	0.12
Accelerated vesting of restricted stock units	0.02	0.02	—
Initial public offering costs	1.24	—	—
Rights offering costs	0.24	0.01	—
Other non-recurring expenses	0.01	—	0.02
Foreign currency exchange (gains) losses—net	0.02	0.04	(0.05)
Tax adjustments	(0.56)	(0.04)	(0.09)
Diluted earnings per share, as adjusted	$2.57	$2.57	$2.40
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.
(2)    Represents costs associated with the initial public offering of PTA. Costs are summarized in the following table:

Employee compensation and benefits	$1,317	$—	$—
Distribution and service fees	57,818	—	—
General and administrative	1,424	—	—
Initial public offering costs	$60,559	$—	$—

(3)     Represents costs associated with the RQI rights offering which were recorded in general and administrative expense in 2020 and 2019.
(4)     Represents non-recurring expenses which were recorded in distribution and service fees in 2020 and expenses associated with the evaluation of a potential business transaction that the Company did not pursue which were recorded in general and administrative expense in 2018.
(5)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(6)    Tax adjustments are summarized in the following table:

Discrete tax items	$(10,180)	$(2,040)	$(4,417)
Tax-effect of non-GAAP adjustments	(17,119)	38	217
Total tax adjustments	$(27,299)	$(2,002)	$(4,200)

Reconciliation of U.S. GAAP Operating Income and U.S. GAAP Operating Margin to Operating Income, As Adjusted and Operating Margin, As Adjusted

	Years Ended December 31,
(in thousands, except percentages)	2020	2019	2018
Revenue, U.S. GAAP	$427,536	$410,830	$381,111
Seed investments (1)	281	(438)	(694)
Revenue, as adjusted	$427,817	$410,392	$380,417

Expenses, U.S. GAAP	$332,479	$250,696	$234,073
Seed investments (1)	(424)	(1,323)	(1,408)
Accelerated vesting of restricted stock units	(774)	(1,344)	—
Initial public offering costs (2)	(60,559)	—	—
Rights offering costs (3)	(11,859)	(346)	—
Other non-recurring expenses (4)	(500)	—	(871)
Expenses, as adjusted	$258,363	$247,683	$231,794

Operating income, U.S. GAAP	$95,057	$160,134	$147,038
Seed investments (1)	705	885	714
Accelerated vesting of restricted stock units	774	1,344	—
Initial public offering costs (2)	60,559	—	—
Rights offering costs (3)	11,859	346	—
Other non-recurring expenses (4)	500	—	871
Operating income, as adjusted	$169,454	$162,709	$148,623

Operating margin, U.S. GAAP	22.2%	39.0%	38.6%
Operating margin, as adjusted	39.6%	39.6%	39.1%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2)    Represents costs associated with the initial public offering of PTA. Costs are summarized in the following table:

Employee compensation and benefits	$1,317	$—	$—
Distribution and service fees	57,818	—	—
General and administrative	1,424	—	—
Initial public offering costs	$60,559	$—	$—

(3)     Represents costs associated with the RQI rights offering which were recorded in general and administrative expense in 2020 and 2019.
(4)     Represents non-recurring expenses which were recorded in distribution and service fees in 2020 and expenses associated with the evaluation of a potential business transaction that the Company did not pursue which were recorded in general and administrative expense in 2018.

Reconciliation of U.S. GAAP Non-operating Income (Loss) to Non-operating Income (Loss), As Adjusted

	Years Ended December 31,
(in thousands)	2020	2019	2018
Non-operating income (loss), U.S. GAAP	$(1,670)	$27,415	$(3,259)
Seed investments (1)	2,157	(25,106)	9,212
Foreign currency exchange (gains) losses—net (2)	871	1,909	(2,270)
Non-operating income (loss), as adjusted	$1,358	$4,218	$3,683
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.
(2)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

Changes in Financial Condition, Liquidity and Capital Resources
Our principal objectives are to maintain a capital structure that supports our business strategies and to maintain the appropriate amount of liquidity at all times. Furthermore, we currently expect cash flows from operations to be more than adequate to fund our present and reasonably foreseeable future commitments for investing and financing activities.
Net Liquid Assets
Our current financial condition is highly liquid, primarily comprising cash and cash equivalents, U.S. Treasury securities, seed investments and other current assets. Liquid assets are reduced by current liabilities, which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any outstanding debt.
The table below summarizes net liquid assets:

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$41,232	$101,352
U.S. Treasury securities	41,648	49,807
Seed investments—net	60,083	53,130
Current assets	70,208	59,927
Current liabilities	(93,870)	(85,274)
Net liquid assets	$119,301	$178,942
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly rated financial institutions and include short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less. The decrease in cash and cash equivalents compared with 2019 was primarily due to the payment of expenses of $60.6 million associated with the initial public offering of PTA and $12.0 million associated with the RQI rights offering. Cash and cash equivalents reflected special cash dividends of $1.00 per share, or $47.8 million, and $2.00 per share, or $94.5 million, paid on December 3, 2020 and 2019, respectively.
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
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At December 31, 2020, institutional accounts comprised 55.6% of total accounts receivable, while open-end and closed-end funds, together, comprised 44.0% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at December 31, 2020, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities are generally defined as obligations due within one year, which include accrued compensation, distribution and service fees payable, operating lease payments, certain income taxes payable, and other liabilities and accrued expenses.

Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes cash flows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash Flow Data:
Net cash provided by (used in) operating activities	$89,186	$141,445	$72,598
Net cash provided by (used in) investing activities	(1,770)	35,949	(53,194)
Net cash provided by (used in) financing activities	(148,895)	(170,130)	(118,110)
Net increase (decrease) in cash and cash equivalents	(61,479)	7,264	(98,706)
Effect of foreign exchange rate changes on cash and cash equivalents	1,359	1,355	(2,013)
Cash and cash equivalents, beginning of the period	101,352	92,733	193,452
Cash and cash equivalents, end of the period	$41,232	$101,352	$92,733
We expect that cash flows provided by operating activities will continue to serve as our principal source of working capital in the near future.
In 2020, cash and cash equivalents decreased by $61.5 million, excluding the effect of foreign exchange rate changes. The decrease in cash was primarily due to the payment of expenses of $60.6 million associated with the initial public offering of PTA and $12.0 million associated with the RQI rights offering for the year ended December 31, 2020. Net cash provided by operating activities was $89.2 million. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $1.8 million, which included $71.0 million of investment purchases, partially offset by $71.7 million of proceeds from the sales and maturities of investments. Sales and maturities of investments included maturities of U.S. Treasury securities of $58.4 million. Purchases of investments included purchases of U.S. Treasury securities of $50.0 million. Net cash used in financing activities was $148.9 million, including dividends paid to stockholders of $122.5 million, which included a special dividend of $47.8 million paid on December 1, 2020, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.9 million, as well as distributions to redeemable noncontrolling interests of $6.0 million, partially offset by contributions from redeemable noncontrolling interests of $4.7 million.
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

Net Capital Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for Cohen & Steers Securities, LLC (CSS), our registered broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At December 31, 2020, CSS had net capital of approximately $4.3 million, which exceeded its minimum regulatory capital requirement by approximately $4.1 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. During 2020, Cohen & Steers Capital Management, Inc. (CSCM), its parent, made a capital contribution of $2.0 million to CSS.
Cohen & Steers Asia Limited (CSAL) is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2020, CSAL had regulatory capital of approximately $5.0 million, which exceeded its minimum regulatory capital requirement by approximately $4.6 million. During 2020, CSAL paid dividends in the amount of approximately $12.9 million to its parent, CSCM.
Cohen & Steers UK Limited (CSUK) is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2020, CSUK had regulatory capital of approximately $28.9 million, which exceeded its minimum regulatory capital requirement by approximately $23.6 million. During 2020, CSUK paid a dividend in the amount of approximately $14.8 million to its parent, Cohen & Steers, Inc. (CNS).
Cohen & Steers Ireland Limited (CSIL) is subject to regulation by the Central Bank of Ireland. At December 31, 2020, CSIL had regulatory capital of approximately $2.9 million, which exceeded its minimum regulatory capital requirement by approximately $2.6 million. During 2020, CNS, its parent, made a capital contribution of $2.9 million to CSIL.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of approximately $630,000. At December 31, 2020, CSJL had stated capital in excess of this requirement.
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
On February 25, 2021, the Company declared a quarterly dividend on its common stock in the amount of $0.45 per share. This dividend will be payable on March 18, 2021 to stockholders of record at the close of business on March 8, 2021.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). At December 31, 2020, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment is not recorded on our consolidated statements of financial condition.

Contractual Obligations and Contingencies
The following table summarizes our contractual obligations at December 31, 2020:

(in thousands)	2021	2022	2023	2024	2025	2026 and after	Total
Operating leases	$12,173	$11,875	$11,428	$966	$—	$—	$36,442
Purchase obligations	2,405	1,845	1,026	699	677	339	6,991
Other liability	665	665	1,246	1,662	2,077	—	6,315
Total	$15,243	$14,385	$13,700	$3,327	$2,754	$339	$49,748
Operating Leases
Operating leases generally consist of noncancellable long-term leases for office space and certain information technology equipment.
Purchase Obligations
Purchase obligations represent executory contracts, which are either noncancellable or cancellable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.
Other Liability
Other liability consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Act in 2017. This tax liability, paid over eight years on an interest-free basis, is included as part of income tax payable on our consolidated statement of financial condition.
Contingencies
Due to the uncertainty with respect the timing of future cash flows associated with unrecognized tax benefits at December 31, 2020, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $13.6 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14 to the consolidated financial statements for additional disclosures related to income taxes.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
A thorough understanding of our accounting policies is essential when reviewing our reported results of operations and our financial condition. The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates due to factors we cannot fully predict including the extent of the impact on the Company's business from the ongoing COVID-19 pandemic.
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
Investments
Our investments are classified as equity investments at fair value, trading investments, held-to-maturity investments or equity method investments at the time of purchase and re-evaluated on an ongoing basis and at the date of each consolidated statement of financial condition. Investments classified as equity investments at fair value represent equity securities held within the consolidated Company-sponsored funds, individual equity securities held directly for the purposes of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence. Investments classified as trading investments represent debt securities held within the consolidated Company-sponsored funds and individual debt securities held directly for the purposes of establishing performance track records. Held-to-maturity investments represent corporate investments in U.S. Treasury securities recorded at amortized cost. Equity method investments represent seed investments in Company-sponsored funds in which the Company owns between 20-50% of the outstanding voting interests or when it is determined that the Company is able to exercise significant influence but not control over the investments.
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
Income Taxes
We operate globally through our subsidiaries and therefore must allocate our income, expenses, and earnings taking into account various laws and regulations. Our tax provision represents an estimate of the total liability that we have incurred as a result of our operations. Each year we file tax returns and settle our tax liabilities which may be subject to audit by the taxing authorities. The determination of our annual provision is subject to judgments and estimates and the actual results may vary from the amounts reported in our consolidated financial statements. Accordingly, we recognize additions to, or reductions of, income tax expense during reporting periods that may pertain to prior period provisions as our estimated liabilities are revised and actual tax returns and audits, if any, are settled. Such adjustments are recognized in the discrete quarterly period in which they are determined.
In addition, we record current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years at tax rates that are expected to apply in those years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years at tax rates that are expected to apply in those years. We record a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.
The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in several jurisdictions across our global operations. In accordance with Accounting Standards Codification Topic 740, Income

Taxes (ASC 740), a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and general economic fluctuations, which may have an adverse impact on the value of our investments. While markets have recovered since the first quarter of 2020, the impact and ongoing uncertainty related to the COVID-19 pandemic continued into the end of 2020.
Seed Investments—net
Our seed investments are primarily comprised of investments in Company-sponsored funds that we do not consolidate, our pro-rata share of the net assets of the funds that we do consolidate, and listed securities held for the purpose of establishing performance track records. Seed investments are recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle.
Our seed investments are subject to price risk. We may mitigate this by entering into derivative contracts to economically hedge a portion of our risk. The following table summarizes the effect that a ten percent increase or decrease in prices would have on the carrying value of our seed investments, which are presented net of redeemable noncontrolling interests, as of December 31, 2020 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Seed investments—net	$60,083	$(27,286)	$32,797	$36,077	$29,517

A majority of our revenue—92.4%, 92.1% and 91.8% for the years ended December 31, 2020, 2019 and 2018, respectively—was derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to market conditions including inflation, interest rate changes and a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
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
As of December 31, 2020, 60.1% and 29.0% of the assets we managed were concentrated in real estate and preferred securities, respectively. A change in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate and preferred securities in our clients’ portfolios, reduce our revenue, and impact our ability to increase assets in our open-end funds or offer new funds.

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
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Acting Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation and subject to the foregoing, our Acting Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2020 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting related to the COVID-19 pandemic.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1	Financial Statements Included herein at pages F-1 through F-32.
	2	Financial Data Schedules All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3	Exhibits
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Form of Amended and Restated Bylaws of the Company (2)
4.1	—	Specimen Common Stock Certificate (6)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
4.3	—	Description of the Registrant’s Securities (9)
10.1	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.2	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (7)
10.3	—	Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan* (3)
10.4	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (3)
10.5	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (4)
10.6	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (5)
10.7	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (8)
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
24.1	—	Powers of Attorney (included on signature page hereto)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________________
(1)Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(3)Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2013.
(4)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(5)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(6)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(7)Incorporated by reference to the Company’s Current Report on Form 8-K for the May 10, 2017.
(8)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(9)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
* Denotes compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHEN & STEERS, INC.

By:	/S/ JOSEPH M. HARVEY
JOSEPH M. HARVEY President, Director and Acting Chief Executive Officer
                            February 26, 2021
Each of the officers and directors of Cohen & Steers, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Joseph M. Harvey, acting alone, his or her true and lawful attorney-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN COHEN
Martin Cohen	Chairman and Director	February 26, 2021

/S/ JOSEPH M. HARVEY
Joseph M. Harvey	President, Director and Acting Chief Executive Officer (Principal Executive Officer)	February 26, 2021

/S/ PETER L. RHEIN
Peter L. Rhein	Director	February 26, 2021

/S/ RICHARD P. SIMON
Richard P. Simon	Director	February 26, 2021

/S/ EDMOND D. VILLANI
Edmond D. Villani	Director	February 26, 2021

/s/ FRANK CONNOR
Frank Connor	Director	February 26, 2021

/s/ REENA AGGARWAL
Reena Aggarwal	Director	February 26, 2021

/s/ DASHA SMITH
Dasha Smith	Director	February 26, 2021

/S/ MATTHEW S. STADLER
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	February 26, 2021

/S/ ELENA DULIK
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cohen & Steers, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes - Refer to Note 14 to the consolidated financial statements
Unrecognized Tax Benefits
Critical Audit Matter Description
As discussed in Note 14 to the consolidated financial statements, as of December 31, 2020, the Company had $13.6 million of gross unrecognized tax benefits.
The Company records unrecognized tax benefits as liabilities in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740) and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may differ from the Company's current estimates of the unrecognized tax benefit liabilities. These differences are reflected as increases or decreases in income tax expense in the period in which new information becomes available.
We identified the evaluation of the Company’s unrecognized tax benefits as a critical audit matter because the calculation of these tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Tax laws and regulations are subject to change in jurisdictions where the Company operates, coupled with uncertainty associated with interpretations of applicable tax law provisions.
In accordance with ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Auditing management’s analysis of its uncertain tax positions and resulting unrecognized income tax benefits required a high degree of auditor judgment due to limited publicly available information regarding resolution of litigation appeals in different jurisdictions and absence of clarifying guidance from government agencies, resulting in an increased extent of effort to evaluate management’s analysis, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of unrecognized income tax benefits included the following, among others:
•We tested the effectiveness of controls that address the risks of material misstatement relating to uncertain tax positions.
•We, with the support of our income tax specialists, evaluated the recognition, measurement and accuracy of unrecognized income tax benefits. Our procedures included but were not limited to:
–On a sample basis, inspected the Company’s analysis of uncertain income tax positions and examined the reasonableness of the assumptions and calculations the Company used to develop the related unrecognized income tax benefit amounts by position and jurisdiction.
–On a sample basis, tested the roll forward of unrecognized tax benefits from the prior year.
–For sampled positions, obtained the Company's supporting documentation to assess the technical tax merit, the more-likely-than-not recognition, and measurement thresholds, and examined interpretation and application of relevant tax laws in the Company's recognition determination.

–Evaluated the Company’s income tax disclosures concerning these matters included in Note 14 to the consolidated financial statements.
–Tested whether selected unrecognized tax benefits were consistent with evidence obtained in other areas of the audit.
–Based on company specific activities, performed completeness test of uncertain tax positions identified.
–For those uncertain tax positions which have not been effectively settled, we inspected whether management had appropriately considered new information that could significantly change the recognition, measurement, or disclosure of the uncertain tax positions.

/s/    DELOITTE & TOUCHE LLP
New York, New York
February 26, 2021
We have served as the Company’s auditor since 2003.

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$41,232	$101,352
Investments ($80,743 and $82,829) (1)	154,978	155,213
Accounts receivable	69,680	59,101
Due from brokers ($223 and $1,743) (1)	5,125	1,743
Property and equipment—net	10,341	12,486
Operating lease right-of-use assets	31,203	38,440
Goodwill and intangible assets—net	20,495	19,560
Deferred income tax asset—net	6,995	7,091
Other assets ($637 and $1,041) (1)	8,404	7,433
Total assets	$348,453	$402,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued compensation	$52,056	$48,105
Distribution and service fees payable	7,748	7,318
Operating lease liabilities	34,926	43,349
Income tax payable	12,672	22,194
Due to brokers ($128 and $366) (1)	501	366
Other liabilities and accrued expenses ($326 and $784) (1)	15,646	13,972
Total liabilities	123,549	135,304
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	50,665	53,412
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,462,621 and 52,580,246 shares issued at December 31, 2020 and 2019, respectively	535	527
Additional paid-in capital	670,142	636,788
Accumulated deficit	(291,542)	(242,461)
Accumulated other comprehensive income (loss), net of tax	(4,134)	(6,326)
Less: Treasury stock, at cost, 5,674,510 and 5,329,820 shares at December 31, 2020 and 2019, respectively	(200,762)	(174,825)
Total stockholders’ equity	174,239	213,703
Total liabilities and stockholders’ equity	$348,453	$402,419
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2020 and 2019 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018 (1)
Revenue:
Investment advisory and administration fees	$395,037	$378,578	$349,870
Distribution and service fees	30,134	30,048	29,090
Other	2,365	2,204	2,151
Total revenue	427,536	410,830	381,111
Expenses:
Employee compensation and benefits	156,457	143,431	131,292
Distribution and service fees	115,084	55,237	50,043
General and administrative	56,286	47,632	48,265
Depreciation and amortization	4,652	4,396	4,473
Total expenses	332,479	250,696	234,073
Operating income (loss)	95,057	160,134	147,038
Non-operating income (loss):
Interest and dividend income—net	3,362	6,716	10,426
Gain (loss) from investments—net	(4,116)	21,673	(14,264)
Foreign currency gain (loss)—net	(916)	(974)	579
Total non-operating income (loss)	(1,670)	27,415	(3,259)
Income before provision for income taxes	93,387	187,549	143,779
Provision for income taxes	18,222	40,565	34,257
Net income	75,165	146,984	109,522
Less: Net (income) loss attributable to redeemable noncontrolling interests	1,419	(12,363)	4,374
Net income attributable to common stockholders	$76,584	$134,621	$113,896

Earnings per share attributable to common stockholders:
Basic	$1.60	$2.85	$2.43
Diluted	$1.57	$2.79	$2.40
Weighted average shares outstanding:
Basic	47,800	47,273	46,794
Diluted	48,676	48,297	47,381
_________________________
(1)    Revenue amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to investment advisory and administration fees.
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$75,165	$146,984	$109,522
Less: Net (income) loss attributable to redeemable noncontrolling interests	1,419	(12,363)	4,374
Net income attributable to common stockholders	76,584	134,621	113,896
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2,192	997	(2,557)
Total comprehensive income attributable to common stockholders	$78,776	$135,618	$111,339

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interests	Shares of Common Stock, Net
January 1, 2018	$511	$570,486	$(137,972)	$(3,671)	$(153,818)	$275,536	$47,795	46,315
Cumulative-effect adjustment, net of tax, due to the adoption of the new financial instruments accounting standard	—	—	1,095	(1,095)	—	—	—	—
Dividends ($3.82 per share)	—	—	(185,423)	—	—	(185,423)	—	—
Issuance of common stock	7	696	—	—	—	703	—	714
Repurchase of common stock	—	—	—	—	(10,599)	(10,599)	—	(261)
Issuance of restricted stock units—net	—	7,170	—	—	—	7,170	—	—
Amortization of restricted stock units	—	23,984	—	—	—	23,984	—	—
Forfeitures of restricted stock units	—	(64)	—	—	—	(64)	—	—
Net income (loss)	—	—	113,896	—	—	113,896	(4,374)	—
Other comprehensive income (loss), net of tax	—	—	—	(2,557)	—	(2,557)	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	70,771	—
December 31, 2018	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192	46,768
Dividends ($3.44 per share)	—	—	(168,678)	—	—	(168,678)	—	—
Issuance of common stock	9	861	—	—	—	870	—	762
Repurchase of common stock	—	—	—	—	(10,408)	(10,408)	—	(280)
Issuance of restricted stock units—net	—	7,039	—	—	—	7,039	—	—
Amortization of restricted stock units	—	26,883	—	—	—	26,883	—	—
Forfeitures of restricted stock units	—	(267)	—	—	—	(267)	—	—
Net income (loss)	—	—	134,621	—	—	134,621	12,363	—
Other comprehensive income (loss), net of tax	—	—	—	997	—	997	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,242	—
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(75,385)	—
December 31, 2019	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412	47,250
Dividends ($2.56 per share)	—	—	(125,665)	—	—	(125,665)	—	—
Issuance of common stock	8	1,002	—	—	—	1,010	—	883
Repurchase of common stock	—	—	—	—	(25,937)	(25,937)	—	(345)
Issuance of restricted stock units—net	—	3,865	—	—	—	3,865	—	—
Amortization of restricted stock units	—	28,740	—	—	—	28,740	—	—
Forfeitures of restricted stock units	—	(253)	—	—	—	(253)	—	—
Net income (loss)	—	—	76,584	—	—	76,584	(1,419)	—
Other comprehensive income (loss), net of tax	—	—	—	2,192	—	2,192	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,328)	—
December 31, 2020	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$174,239	$50,665	47,788
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018 (1)
Cash flows from operating activities:
Net income	$75,165	$146,984	$109,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	29,337	27,811	24,626
Amortization of deferred commissions	1,701	1,079	1,559
Depreciation and amortization	4,652	4,396	4,473
Amortization of right-of-use assets	10,128	10,048	9,364
Amortization (accretion) of premium (discount) on held-to-maturity investments	(208)	(493)	(246)
(Gain) loss from investments—net	4,116	(21,673)	14,264
Deferred income taxes	107	96	(1,373)
Foreign currency (gain) loss	(1,269)	9	211
Changes in operating assets and liabilities:
Accounts receivable	(9,310)	(8,729)	3,262
Due from brokers	(3,382)	989	(7,811)
Deferred commissions	(1,474)	(1,628)	(982)
Investments	(3,605)	(13,997)	(81,182)
Other assets	(771)	(120)	(2,689)
Accrued compensation	3,951	4,420	2,341
Distribution and service fees payable	430	(1,175)	2,262
Operating lease liabilities	(11,314)	(10,955)	(9,542)
Due to brokers	135	45	1,839
Income tax payable	(9,640)	3,531	(1,229)
Other liabilities and accrued expenses	437	807	3,929
Net cash provided by (used in) operating activities	89,186	141,445	72,598
Cash flows from investing activities:
Proceeds from redemptions of equity method investments	6	52	37
Purchases of investments	(70,963)	(50,943)	(63,557)
Proceeds from sales and maturities of investments	71,689	89,592	13,796
Purchases of property and equipment	(2,502)	(2,752)	(3,470)
Net cash provided by (used in) investing activities	(1,770)	35,949	(53,194)
Cash flows from financing activities:
Issuance of common stock—net	859	741	597
Repurchase of common stock	(25,937)	(10,408)	(10,599)
Dividends to stockholders	(122,489)	(162,705)	(178,879)
Distributions to redeemable noncontrolling interests	(6,024)	(43,483)	(10,862)
Contributions from redeemable noncontrolling interests	4,696	45,725	81,633
Net cash provided by (used in) financing activities	(148,895)	(170,130)	(118,110)
Net increase (decrease) in cash and cash equivalents	(61,479)	7,264	(98,706)
Effect of foreign exchange rate changes on cash and cash equivalents	1,359	1,355	(2,013)
Cash and cash equivalents, beginning of the year	101,352	92,733	193,452
Cash and cash equivalents, end of the year	$41,232	$101,352	$92,733
_________________________
(1)    Certain amounts have been recast to reflect the Company's adoption of the lease accounting standard on January 1, 2019.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
For the year ended December 31, 2020, 2019 and 2018, the Company paid taxes, net of tax refunds, of approximately $27,719,000, $37,036,000 and $36,795,000, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $3,176,000, $5,973,000 and $6,544,000 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in the issuance of restricted stock units and dividends in the consolidated statements of changes in stockholders' equity.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers Asia Limited (CSAL), Cohen & Steers UK Limited (CSUK), Cohen & Steers Japan Limited (CSJL) and Cohen & Steers Ireland Limited (CSIL) (collectively, the Company).
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
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements—In August 2018, the Financial Accounting Standards Board (FASB) issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the consolidated statements of financial condition as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the consolidated statements of operations as the related fees of the arrangement. This new guidance became effective on January 1, 2020. The Company has adopted this new standard using a prospective approach to all implementation costs incurred after adoption. The Company's adoption of the new standard did not have a material effect on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to simplify the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. This new guidance became effective on January 1, 2020. The Company's adoption of the new standard did not have a material effect on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This standard amended guidance related to reporting credit losses for financial assets measured at amortized cost and replaced the incurred loss impairment model with a current expected credit loss (CECL) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. This new guidance became effective on January 1, 2020. The Company's adoption of the new standard had no impact on its consolidated financial statements and related disclosures.
Accounting Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates due to factors the Company cannot fully predict including the extent of the impact to the Company's business from the ongoing COVID-19 pandemic.
Reclassifications—The Company reclassified certain prior period amounts in the consolidated financial statements to conform with the current period presentation.
Consolidation of Company-sponsored Funds—Investments in Company-sponsored funds and management fees are evaluated at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the Variable

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company records noncontrolling interests in consolidated Company-sponsored funds for which the Company’s ownership is less than 100%.
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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At December 31, 2020, the Company's investments were comprised of the following:
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
•Held-to-maturity investments, which generally represent corporate investments in U.S. Treasury securities recorded at amortized cost. Under the CECL model, any expected credit losses are recognized as an allowance, which represents an adjustment to the amortized costs basis. The Company did not record any provision for credit losses on these securities during the year ended December 31, 2020.
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
Leases—The Company determines if an arrangement is a lease at inception. The Company has operating leases for corporate offices and certain information technology equipment and these leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company’s consolidated statements of financial condition.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used an incremental borrowing rate based on the information available as of lease commencement dates in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that the Company will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts, Company-sponsored open-end and closed-end funds as well as model-based portfolios. Investment advisory fees are earned pursuant to the terms of investment management agreements and are generally based on a contractual fee rate applied to the average daily assets under management. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average daily assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally,

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
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
Shareholder servicing fees represent payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. Shareholder servicing fees are generally based on the average daily assets under management.
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
The calculation of tax liabilities involves uncertainties in the application of complex tax laws and regulations across the Company’s global operations. A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes in the consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company’s consolidated statements of comprehensive income. The cumulative translation adjustment was $(4,134,000), $(6,326,000) and $(7,323,000) as of December 31, 2020, 2019 and 2018, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries are included in non-operating income (loss) in the consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss), net of tax.
Recently Issued Accounting Pronouncements—In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying Accounting for Income Taxes. The standard is intended to simplify various aspects related to income taxes and removes certain exceptions to the general principles in Topic 740. This new guidance will be effective on January 1, 2021. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements and related disclosures.
3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Years ended December 31,
(in thousands)	2020	2019	2018
Client domicile:
North America	$363,834	$352,629	$322,964
Japan	32,517	33,967	35,283
Europe, Middle East and Africa	19,869	11,087	10,371
Asia Pacific excluding Japan	11,316	13,147	12,493
Total	$427,536	$410,830	$381,111

	Years ended December 31,
(in thousands)	2020	2019	2018 (2)
Investment vehicle:
Open-end funds (1)	$231,269	$217,778	$197,363
Institutional accounts	115,876	110,346	104,327
Closed-end funds	78,026	80,502	77,270
Other	2,365	2,204	2,151
Total	$427,536	$410,830	$381,111
________________________
(1)    Included distribution and service fees of $30.1 million, $30.0 million and $29.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)    Amounts related to model-based portfolios were reclassified from other (previously reported as portfolio consulting and other) to open-end funds and institutional accounts.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments
The following table summarizes the Company’s investments:

(in thousands)	December 31, 2020	December 31, 2019
Equity investments at fair value	$94,089	$89,872
Trading	18,700	14,980
Held-to-maturity carried at amortized cost (1)	41,648	49,807
Equity method	541	554
Total investments	$154,978	$155,213
_________________________
(1)    Held-to-maturity investments had a fair value of approximately $41.7 million and $50.0 million at December 31, 2020 and 2019, respectively. These securities would be classified as level 2 within the fair value hierarchy if carried at fair value. Original maturities ranged from 6 to 24 months at December 31, 2020 and 2019.

The Company seeded one new fund for the year ended December 31, 2020 and two new funds for the year ended December 31, 2019.
The following table summarizes gain (loss)—net from investments:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net realized gains (losses) during the period	$(5,395)	$12,227	$(1,486)
Net unrealized gains (losses) during the period on investments still held at the end of the period	1,279	9,446	(12,778)
Gain (loss) from investments—net (1)	$(4,116)	$21,673	$(14,264)
_________________________
(1)    Included net income (loss) attributable to redeemable noncontrolling interests.
At December 31, 2020 and 2019, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), SICAV GRE, the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP) and the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP).
The following tables summarize the consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	December 31, 2020
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,140	$39,672	$33,654	$277	$80,743
Due from brokers	69	45	52	57	223
Other assets	44	359	234	—	637
Total assets	$7,253	$40,076	$33,940	$334	$81,603

Liabilities (1)
Due to brokers	$27	$40	$61	$—	$128
Other liabilities and accrued expenses	29	211	81	5	326
Total liabilities	$56	$251	$142	$5	$454

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,048	$45,468	$29,976	$337	$82,829
Due from brokers	264	663	613	203	1,743
Other assets	92	681	268	—	1,041
Total assets	$7,404	$46,812	$30,857	$540	$85,613

Liabilities (1)
Due to brokers	$45	$92	$229	$—	$366
Other liabilities and accrued expenses	100	466	213	5	784
Total liabilities	$145	$558	$442	$5	$1,150
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present fair value measurements:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$23,372	$—	$—	$—	$—	$23,372
Equity investments at fair value
Common stocks	$91,614	$—	$—	$—	$—	$91,614
Company-sponsored funds	246	—	—	—	—	246
Limited partnership interests	831	—	—	277	—	1,108
Preferred securities	983	12	—	—	—	995
Other	—	—	—	126	—	126
Total	$93,674	$12	$—	$403	$—	$94,089
Trading investments
Fixed income	$—	$18,700	$—	$—	$—	$18,700
Held-to-maturity investments	$—	$—	$—	$—	$41,648	$41,648
Equity method investments	$—	$—	$—	$541	$—	$541

Total investments	$93,674	$18,712	$—	$944	$41,648	$154,978

Derivatives - assets
Futures - commodities	$1,012	$—	$—	$—	$—	$1,012
Derivatives - liabilities
Futures - commodities	$416	$—	$—	$—	$—	$416
Total return swaps - commodities	—	136	—	—	—	136
Total return swaps - equities	—	1,562	—	—	—	1,562
Forward contracts - foreign exchange	—	345	—	—	—	345
Total	$416	$2,043	$—	$—	$—	$2,459

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$85,889	$—	$—	$—	$—	$85,889
Equity investments at fair value
Common stocks	$87,408	$—	$—	$—	$—	$87,408
Company-sponsored funds	132	—	—	—	—	132
Limited partnership interests	1,048	—	—	337	—	1,385
Preferred securities	704	108	—	—	—	812
Other	—	—	—	135	—	135
Total	$89,292	$108	$—	$472	$—	$89,872
Trading investments
Fixed income	$—	$14,980	$—	$—	$—	$14,980
Held-to-maturity investments	$—	$—	$—	$—	$49,807	$49,807
Equity method investments	$—	$—	$—	$554	$—	$554

Total investments	$89,292	$15,088	$—	$1,026	$49,807	$155,213

Derivatives - assets
Futures - commodities	$570	$—	$—	$—	$—	$570
Forward contracts - foreign exchange	—	74	—	—	—	74
Total	$570	$74	$—	$—	$—	$644
Derivatives - liabilities
Futures - commodities	$339	$—	$—	$—	$—	$339
Total return swaps - commodities	—	173	—	—	—	173
Forward contracts - foreign exchange	—	44	—	—	—	44
Total	$339	$217	$—	$—	$—	$556

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
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•Equity investments at fair value - included limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table), both of which are valued based on the NAVs of the underlying investments. At December 31, 2020 and 2019, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
•Equity method investments - included the Company's partnership interests in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and the Cohen & Steers Global Realty Focus Fund (GRF), a series of Cohen & Steers Series LP. GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either December 31, 2020 or 2019. GRF invests in global real estate investment trusts and other publicly traded real estate companies. The Company's ownership interest was approximately 0.5% and the Company had the ability to redeem the investment in GRF with 15 days' notice. The Company's risk with respect to both investments is limited to its equity ownership interest and any uncollected management fees.
Held-to-maturity investments were comprised of U.S. Treasury securities, which were directly issued by the U.S. government, with original maturities of 6 to 24 months at December 31, 2020 and 2019. These securities were purchased with the intent to hold to maturity and are recorded at amortized cost.
Investments measured at NAV and held-to-maturity investments have not been classified in the fair value hierarchy. The amounts presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of financial condition.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivatives
The following tables summarize the notional amounts and fair value of the outstanding derivative financial instruments none of which were designated in a formal hedging relationship.

	As of December 31, 2020
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Futures - commodities	$13,624	$4,257	$1,012	$416
Total return swaps - commodities	—	9,598	—	136
Total return swaps - equities	—	17,688	—	1,562
Forward contracts - foreign exchange	—	14,061	—	345
	$13,624	$45,604	$1,012	$2,459

	As of December 31, 2019
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Futures - commodities	$14,394	$4,623	$570	$339
Total return swaps - commodities	—	8,909	—	173
Forward contracts - foreign exchange	—	10,787	74	44
	$14,394	$24,319	$644	$556
________________________
(1)    The fair value of derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the
Company's consolidated statements of financial condition.
Commodity swap contracts are utilized as economic hedges to reduce the overall risk of the Company's market exposure to seed investments in commodity futures. Equity swap contracts are utilized to economically hedge a portion of the market risk of certain seed investments. The Company enters into foreign exchange contracts to sell currency to economically hedge exposure arising from certain non-U.S. dollar investment advisory fees.
Cash included in due from brokers of approximately $4,902,000 on the consolidated statement of financial condition at December 31, 2020 was held as collateral for forward and swap contracts. Investments of approximately $1,544,000 and $1,713,000 on the consolidated statements of financial condition at December 31, 2020 and 2019, respectively, comprised of U.S. Treasury securities, were held as collateral for futures and swap contracts.
The following table summarizes net gains (losses) from derivative financial instruments:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Futures - commodities	$(105)	$881	$(2,093)
Total return swaps - commodities	(266)	(485)	739
Total return swaps - equities	(1,562)	—	—
Forward contracts - foreign exchange	(375)	235	(141)
Total (1)	$(2,308)	$631	$(1,495)
________________________
(1)    Gains and losses on derivative financial instruments are recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment
The following table summarizes the Company’s property and equipment:

	December 31,
(in thousands)	2020	2019
Equipment	$6,725	$5,951
Furniture and fixtures	3,685	3,651
Software	21,789	19,988
Leasehold improvements	16,085	16,048
Subtotal	48,284	45,638
Less: Accumulated depreciation and amortization	(37,943)	(33,152)
Property and equipment, net	$10,341	$12,486

Depreciation and amortization expense related to property and equipment was $4,652,000, $4,396,000 and $4,378,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income	$75,165	$146,984	$109,522
Less: Net (income) loss attributable to redeemable noncontrolling interests	1,419	(12,363)	4,374
Net income attributable to common stockholders	$76,584	$134,621	$113,896
Basic weighted average shares outstanding	47,800	47,273	46,794
Dilutive potential shares from restricted stock units	876	1,024	587
Diluted weighted average shares outstanding	48,676	48,297	47,381

Basic earnings per share attributable to common stockholders	$1.60	$2.85	$2.43
Diluted earnings per share attributable to common stockholders	$1.57	$2.79	$2.40

Anti-dilutive common stock equivalents excluded from the calculation	—	—	—

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards to eligible employees and directors. A total of 20.0 million shares of common stock may be granted under the SIP. The board of directors is authorized to increase the number of shares available for issuance under the SIP, subject to shareholder approval. At December 31, 2020, RSUs with respect to approximately 17,248,000 shares of common stock had been issued under the SIP. As of December 31, 2020, there was $50,801,000 of unearned compensation related to unvested RSUs that has not yet been recognized in the consolidated statement of operations. The Company expects to recognize this expense over approximately the next three years. In January 2021, the Company granted approximately 691,000 RSUs under the SIP with a grant date fair value of approximately $46,030,000 which generally vest over a four-year period.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company grants awards of vested RSUs to the non-management directors of the Company pursuant to the SIP. The directors are entitled to receive delivery of the underlying common stock on the third anniversary of the date of grant. Dividends declared during the period are paid to the directors in cash. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of approximately $699,000, $614,000 and $626,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Unvested Restricted Stock Unit Grants
From time to time, the Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service periods, which is generally four years. Dividends declared by the Company are paid in additional RSUs and are forfeitable until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded stock-based compensation expense, net of forfeitures, of approximately $4,595,000, $4,443,000 and $4,216,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically allocates a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). The fair value at the date of grant of the RSUs under the Mandatory Program is expensed on a straight-line basis over the vesting period, which will generally vest and be delivered ratably over four years. Dividends declared by the Company are paid in additional RSUs and are forfeitable until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded stock-based compensation under the Mandatory Program, net of forfeitures, of approximately $23,884,000, $22,637,000 and $19,710,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s RSUs under the SIP (share data in thousands):

	Vested Restricted Stock Unit Grants		Unvested Restricted Stock Unit Grants		Incentive Bonus Plans Restricted Stock Unit Grants
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	42	$36.98	318	$34.14	1,550	$34.60
Granted	15	38.29	134	39.02	757	39.42
Delivered	(12)	34.95	(146)	35.13	(539)	34.94
Forfeited	—	—	—	—	(23)	37.16
Balance at December 31, 2018	45	37.93	306	35.80	1,745	36.55
Granted	22	50.29	132	40.97	763	39.92
Delivered	(13)	37.61	(131)	35.46	(601)	36.30
Forfeited	—	—	(5)	38.15	(33)	38.31
Balance at December 31, 2019	54	44.06	302	38.78	1,874	38.38
Granted	12	55.71	189	63.17	437	73.29
Delivered	(16)	38.22	(143)	36.96	(705)	36.30
Forfeited	—	—	(7)	50.60	(78)	49.73
Balance at December 31, 2020	50	48.80	341	52.80	1,528	48.76

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from fair market value up to a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. Through December 31, 2020, the Company had issued approximately 448,000 shares of common stock under the ESPP. For each year ended December 31, 2020, 2019 and 2018, approximately 18,000 was purchased by eligible employees through the ESPP. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a non-cash stock-based compensation expense of approximately $152,000, $131,000 and $105,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of (1) termination of the ESPP by the board of directors or (2) issuance of all of the shares reserved for issuance under the ESPP. The board of directors is authorized to increase the number of shares available for issuance under the ESPP, subject to shareholder approval.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all U.S. employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2020, 2019 and 2018.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. In accordance with the Plan document, forfeited amounts are used to reduce the Company’s contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2020, 2019 and 2018 totaled approximately $147,000, $131,000 and $101,000, respectively.
Matching contributions, net of forfeitures, to the Plan for the years ended December 31, 2020, 2019 and 2018 totaled approximately $2,498,000, $2,057,000 and $1,770,000, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Investment advisory and administration fees (1)	$274,566	$264,116	$241,255
Distribution and service fees	30,134	30,048	29,090
Total	$304,700	$294,164	$270,345
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $13.6 million, $11.1 million and $8.6 million for and the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds that are not consolidated:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Proceeds from sales	$7	$37,326	$10,872
Gross realized gains	—	241	28
Gross realized losses	—	(907)	(4,448)
Dividend income	5	52	481
Included in accounts receivable at December 31, 2020 and 2019 are receivables due from Company-sponsored funds of approximately $30,163,000 and $26,701,000, respectively. Included in accounts payable at December 31, 2020 and December 31, 2019 are payables due to Company-sponsored funds of approximately $574,000 and $474,000, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At December 31, 2020, CSS had net capital of approximately $4,332,000, which exceeded its requirements by approximately $4,099,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and has no possession or control obligations under SEA Rule 15c3-3(b) or reserve deposit obligations under SEA Rule 153-3(e). During 2020, CSCM, its parent, made a capital contribution of $2,000,000 to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2020, CSAL had regulatory capital of approximately $5,000,000, which exceeded its minimum regulatory capital requirement by approximately $4,613,000. During 2020, CSAL paid dividends in the amount of approximately $12,935,000 to its parent, CSCM.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2020, CSUK had regulatory capital of approximately $28,929,000, which exceeded its minimum regulatory capital requirement by approximately $23,597,000. During 2020, CSUK paid a dividend in the amount of approximately $14,800,000 to its parent, CNS.
CSIL is subject to regulation by the Central Bank of Ireland. At December 31, 2020, CSIL had regulatory capital of approximately $2,854,000, which exceeded its minimum regulatory capital requirement by approximately $2,630,000. During 2020, CNS, its parent, made a capital contribution of $2,854,000 to CSIL.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of approximately $630,000. At December 31, 2020, CSJL had stated capital in excess of this requirement.
13. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5,100,000 alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of December 31, 2020, the Company had funded approximately $3,800,000 with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company’s unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. The unfunded commitment is not recorded on the Company’s consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes
The income before provision for income taxes and provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Income before provision for income taxes - U.S. (1)	$83,617	$171,497	$132,838
Income before provision for income taxes - Non-U.S.	9,770	16,052	10,941
Total income before provision for income taxes	$93,387	$187,549	$143,779
_________________________
(1)    Included loss of $1.4 million, income of $12.4 million and loss of $4.4 million attributable to third-party interests for the years ended December 31, 2020, 2019 and 2018, respectively.

Current tax expense:
U.S. federal	$12,859	$30,818	$26,223
State and local	3,291	7,627	7,378
Non-U.S.	1,965	2,024	2,029
	18,115	40,469	35,630
Deferred tax (benefit) expense:
U.S. federal	(67)	(133)	(748)
State and local	(32)	(74)	(281)
Non-U.S.	206	303	(344)
	107	96	(1,373)
Provision for income taxes	$18,222	$40,565	$34,257

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(9.0)%	(0.1)%	(0.6)%
State and local income taxes, net of federal income taxes	4.1%	3.4%	3.8%
Unrecognized tax benefit adjustments	2.4%	(1.0)%	(1.0)%
Foreign operations tax differential	0.1%	(0.5)%	0.3%
Non-deductible (gains) losses on investments	0.1%	(1.6)%	0.2%
Non-taxable (gains) losses on investments	0.3%	0.9%	0.1%
Tax Cuts and Jobs Act	—%	—%	(0.1)%
Other	0.2%	1.1%	(0.6)%
Effective income tax rate	19.2%	23.2%	23.1%

Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred income tax asset consist of the following:

	At December 31,
(in thousands)	2020	2019
Deferred income tax assets (liabilities):
Stock-based compensation	$5,329	$5,310
Realized losses on investments	3,567	4,218
Dividend equivalents on unvested restricted stock units	1,735	1,725
Net unrealized (gains) losses on investments	(1,364)	(1,632)
Deferred compensation	52	290
Deferred rent	904	1,205
Other	(530)	(824)
Subtotal	9,693	10,292
Less: valuation allowance	(2,698)	(3,201)
Deferred income tax asset—net	$6,995	$7,091

The Company had capital loss carryforwards of approximately $14,311,000 and $17,027,000 for the years ended December 31, 2020 and 2019 which, if unused, will expire in years 2021 to 2025. The valuation allowance on the net deferred income tax asset decreased by approximately $503,000 during the year ended December 31, 2020.
At December 31, 2020, the Company had approximately $13,616,000 of total gross unrecognized tax benefits. Of this total, approximately $10,027,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company believes it is reasonably possible that it will reduce its net unrecognized tax benefits by $9,000,000 to $10,000,000 within the next twelve months due to the expected conclusion of jurisdictional reviews and the lapse of the statute of limitations on certain positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2018	$12,406
Addition for tax positions of current year	2,233
Reduction of tax positions from prior years	(2,602)
Gross unrecognized tax benefits balance at December 31, 2018	$12,037
Addition for tax positions of current year	2,430
Addition for tax positions of prior years	133
Reduction of tax positions from prior years	(1,720)
Gross unrecognized tax benefits balance at December 31, 2019	$12,880
Addition for tax positions of current year	1,697
Addition for tax positions of prior years	3,599
Reduction of tax positions from prior years	(4,560)
Gross unrecognized tax benefits balance at December 31, 2020	$13,616
The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2020 and 2019, the Company had approximately $6,778,000 and $3,179,000, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2013 through 2020 remain open to examination by various taxing jurisdictions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the enactment of the Tax Cuts and Jobs Act (the Tax Act), the Company recorded a provisional transition tax of $8,432,000 at December 31, 2017, which reflected a one-time tax on deemed repatriated accumulated earnings and profits of the Company’s foreign subsidiaries. Based on refinement of the calculation, the Company adjusted its transition tax liability from $8,432,000 at December 31, 2017 to $8,310,000 during the second quarter of 2018. This tax liability, paid over eight years on an interest-free basis, was included as part of income tax payable on the Company's consolidated statements of financial condition at December 31, 2020 and 2019.
The following table summarizes the remaining transition tax liability at December 31, 2020 (in thousands):

2021	$665
2022	665
2023	1,246
2024	1,662
2025	2,077
$6,315

In addition to the transition tax, the Tax Act requires certain income earned by foreign subsidiaries, referred to as global intangible low-taxed income (GILTI), be included in the U.S. taxable income of the parent company. GILTI requires an accounting policy election to either (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factor such amounts into the measurement of deferred taxes. The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred. Based upon its calculation, the Company was not required to record any material income tax expense attributable to the GILTI provisions for the year ended December 31, 2020.
15. Goodwill and Intangible Assets
The following table summarizes the changes in the Company’s goodwill and non-amortized intangible assets:

(in thousands)	Goodwill	Indefinite-Lived Intangible Assets
Balance at January 1, 2019	$18,501	$1,250
Currency revaluation	(191)	—
Balance at December 31, 2019	$18,310	$1,250
Currency revaluation	935	—
Balance at December 31, 2020	$19,245	$1,250

16. Leases

The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's lease cost included in general and administrative expense in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Operating lease cost	$11,247	$11,495	$11,552

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information related to operating leases is summarized below:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$12,408	$12,365	$11,709
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease liabilities	3,026	—	614
Other information related to operating leases is summarized below:

	Years Ended December 31,
	2020	2019	2018
Weighted-average remaining lease term (years)	3	4	5
Weighted-average discount rate	2.8%	2.8%	2.8%
The following table summarizes the maturities of lease liabilities at December 31, 2020 (in thousands):

Year Ending December 31,	Operating Leases
2021	$12,173
2022	11,875
2023	11,428
2024	966
Total remaining undiscounted lease payments	36,442
Less: imputed interest	1,516
Total remaining discounted lease payments	$34,926

17. Concentration of Credit Risk
The Company’s cash and cash equivalents are principally on deposit with major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated funds provided 10% or more of the total revenue of the Company:

	Years Ended December 31,
(in thousands, except percentages)	2020	2019	2018
Cohen & Steers Preferred Securities and Income Fund, Inc. (CPX):
Investment advisory and administration fees	$69,197	$56,638	$53,059
Distribution and service fees	13,499	12,753	13,525
Total	$82,696	$69,391	$66,584
Percent of total revenue	19.3%	16.9%	17.5%

Cohen & Steers Real Estate Securities Fund, Inc. (CSI):
Investment advisory and administration fees	$38,961	$41,971	$31,759
Distribution and service fees	6,943	8,128	6,841
Total	$45,904	$50,099	$38,600
Percent of total revenue	10.7%	12.2%	10.1%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data:

	Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th	Total
2020
Revenue	$105,830	$94,087	$111,159	$116,460	$427,536
Operating income (loss)	28,369	35,295	43,307	(11,914)	95,057
Net income (loss) attributable to common stockholders	20,572	28,520	31,904	(4,412)	76,584
Earnings (loss) per share attributable to common stockholders:
Basic	0.43	0.60	0.67	(0.09)	1.60
Diluted	0.42	0.59	0.66	(0.09)	1.57
Weighted-average shares outstanding:
Basic	47,651	47,826	47,855	47,867	47,800
Diluted	48,591	48,572	48,681	48,857	48,676

2019
Revenue	$94,226	$101,792	$104,965	$109,847	$410,830
Operating income	35,435	38,104	40,133	46,462	160,134
Net income attributable to common stockholders	32,543	31,333	34,017	36,728	134,621
Earnings per share attributable to common stockholders:
Basic	0.69	0.66	0.72	0.78	2.85
Diluted	0.68	0.65	0.70	0.75	2.79
Weighted-average shares outstanding:
Basic	47,146	47,304	47,316	47,324	47,273
Diluted	47,642	48,175	48,412	48,703	48,297

19. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On February 25, 2021, CNS declared a quarterly dividend on its common stock in the amount of $0.45 per share. This dividend will be payable on March 18, 2021 to stockholders of record at the close of business on March 8, 2021.