Form 10-Q
period 2021-03-31
COHEN & STEERS, INC.
filed 2021-05-07
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 3, 2021 was 48,240,669.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q

* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "may," "should," "seeks," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$54,717	$41,232
Investments ($94,318 and $80,743) (1)	128,437	154,978
Accounts receivable	71,957	69,680
Due from brokers ($339 and $223) (1)	6,081	5,125
Property and equipment—net	9,604	10,341
Operating lease right-of-use assets—net	28,646	31,203
Goodwill and intangible assets—net	20,048	20,495
Deferred income tax asset—net	2,065	6,995
Other assets ($318 and $637) (1)	11,538	8,404
Total assets	$333,093	$348,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued compensation	$19,660	$52,056
Distribution and service fees payable	8,598	7,748
Operating lease liabilities	32,068	34,926
Income tax payable	10,991	12,672
Due to brokers ($134 and $128) (1)	134	501
Other liabilities and accrued expenses ($358 and $326) (1)	10,050	15,646
Total liabilities	81,501	123,549
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	62,365	50,665
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,220,098 and 53,462,621 shares issued at March 31, 2021 and December 31, 2020, respectively	542	535
Additional paid-in capital	680,466	670,142
Accumulated deficit	(265,034)	(291,542)
Accumulated other comprehensive loss, net of tax	(4,729)	(4,134)
Less: Treasury stock, at cost, 5,983,474 and 5,674,510 shares at March 31, 2021 and December 31, 2020, respectively	(222,018)	(200,762)
Total stockholders' equity	189,227	174,239
Total liabilities and stockholders' equity	$333,093	$348,453
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2021 and December 31, 2020 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Investment advisory and administration fees	$116,921	$97,289
Distribution and service fees	8,272	7,783
Other	554	758
Total revenue	125,747	105,830
Expenses:
Employee compensation and benefits	45,762	38,617
Distribution and service fees	16,506	14,104
General and administrative	10,374	23,588
Depreciation and amortization	1,167	1,152
Total expenses	73,809	77,461
Operating income (loss)	51,938	28,369
Non-operating income (loss):
Interest and dividend income—net	616	1,149
Gain (loss) from investments—net	4,559	(22,027)
Foreign currency gain (loss)—net	(222)	1,035
Total non-operating income (loss)	4,953	(19,843)
Income before provision for income taxes	56,891	8,526
Provision for income taxes	4,461	458
Net income	52,430	8,068
Less: Net (income) loss attributable to redeemable noncontrolling interests	(3,578)	12,504
Net income attributable to common stockholders	$48,852	$20,572

Earnings per share attributable to common stockholders:
Basic	$1.01	$0.43
Diluted	$1.00	$0.42
Dividends declared per share	$0.45	$0.39
Weighted average shares outstanding:
Basic	48,145	47,651
Diluted	48,709	48,591

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$52,430	$8,068
Less: Net (income) loss attributable to redeemable noncontrolling interests	(3,578)	12,504
Net income attributable to common stockholders	48,852	20,572
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(595)	(1,500)
Total comprehensive income attributable to common stockholders	$48,257	$19,072

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2021	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$174,239	$50,665
Dividends ($0.45 per share)	—	—	(22,344)	—	—	(22,344)	—
Issuance of common stock	7	423	—	—	—	430	—
Repurchase of common stock	—	—	—	—	(21,256)	(21,256)	—
Issuance of restricted stock units—net	—	793	—	—	—	793	—
Amortization of restricted stock units	—	9,185	—	—	—	9,185	—
Forfeitures of restricted stock units	—	(77)	—	—	—	(77)	—
Net income (loss)	—	—	48,852	—	—	48,852	3,578
Other comprehensive income (loss), net of tax	—	—	—	(595)	—	(595)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	8,122
March 31, 2021	$542	$680,466	$(265,034)	$(4,729)	$(222,018)	$189,227	$62,365

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2020	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412
Dividends ($0.39 per share)	—		(19,041)	—	—	(19,041)	—
Issuance of common stock	8	297	—	—	—	305	—
Repurchase of common stock	—	—	—	—	(25,847)	(25,847)	—
Issuance of restricted stock units—net	—	553	—	—	—	553	—
Amortization of restricted stock units	—	6,775	—	—	—	6,775	—
Forfeitures of restricted stock units	—	(16)	—	—	—	(16)	—
Net income (loss)	—	—	20,572	—	—	20,572	(12,504)
Other comprehensive income (loss), net of tax	—	—	—	(1,500)	—	(1,500)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	693
March 31, 2020	$535	$644,397	$(240,930)	$(7,826)	$(200,672)	$195,504	$41,601

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$52,430	$8,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	9,348	6,970
Amortization of deferred commissions	347	443
Depreciation and amortization	1,167	1,152
Amortization of right-of-use assets	2,557	2,479
Amortization (accretion) of premium (discount)	17	(84)
(Gain) loss from investments—net	(4,559)	22,027
Deferred income taxes	4,919	281
Foreign currency (gain) loss	1,059	158
Changes in operating assets and liabilities:
Accounts receivable	(3,336)	(4,716)
Due from brokers	(956)	1,598
Deferred commissions	(358)	(440)
Investments within consolidated Company-sponsored funds	(8,695)	(2,011)
Other assets	(2,978)	(2,343)
Accrued compensation	(32,396)	(35,309)
Distribution and service fees payable	850	(1,289)
Operating lease liabilities	(2,858)	(2,762)
Due to brokers	(367)	(284)
Income tax payable	(1,684)	968
Other liabilities and accrued expenses	(5,594)	(459)
Net cash provided by (used in) operating activities	8,913	(5,553)
Cash flows from investing activities:
Purchases of investments	(17,417)	(9,634)
Proceeds from sales and maturities of investments	57,048	2,392
Purchases of property and equipment	(431)	(843)
Proceeds from sales of property and equipment	—	73
Net cash provided by (used in) investing activities	39,200	(8,012)
Cash flows from financing activities:
Issuance of common stock—net	365	259
Repurchase of common stock	(21,256)	(25,847)
Dividends to stockholders	(21,726)	(18,653)
Distributions to redeemable noncontrolling interests	(733)	(1,946)
Contributions from redeemable noncontrolling interests	8,855	2,639
Net cash provided by (used in) financing activities	(34,495)	(43,548)
Net increase (decrease) in cash and cash equivalents	13,618	(57,113)
Effect of foreign exchange rate changes on cash and cash equivalents	(133)	(1,279)
Cash and cash equivalents, beginning of the period	41,232	101,352
Cash and cash equivalents, end of the period	$54,717	$42,960

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the three months ended March 31, 2021, the Company paid taxes of approximately $1,226,000. During the three months ended March 31, 2020, the Company paid taxes of approximately $1,784,000 and received tax refunds of approximately $2,517,000.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $618,000 and $388,000 for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.

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
The Company is a leading global investment manager specializing in real assets and alternative income, including real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, the Company is headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Adopted Accounting Pronouncements—In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying Accounting for Income Taxes. The standard is intended to simplify various aspects related to income taxes and removes certain exceptions to the general principles in Topic 740. This new guidance became effective on January 1, 2021. The Company's adoption of the new standard did not have a material effect on its condensed consolidated financial statements and related disclosures.

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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. At March 31, 2021, the Company's investments were comprised of the following:
•Equity investments at fair value, which generally represent equity securities held within the consolidated Company-sponsored funds, listed equity securities held directly for the purposes of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence.
•Trading investments, which generally represent debt securities held within the consolidated Company-sponsored funds and listed debt securities held directly for the purposes of establishing performance track records.
•Held-to-maturity investments, if any, generally represent corporate investments in U.S. Treasury securities recorded at amortized cost. Under the current expected credit loss model, any expected credit losses are recognized as an allowance, which represents an adjustment to the amortized costs basis. The Company did not hold any held-to-maturity investments at March 31, 2021.
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
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts, Company-sponsored open-end and closed-end funds as well as model-based portfolios. Investment advisory fees are earned pursuant to the terms of investment management agreements and are generally based on a contractual fee rate applied to the average assets under management. The Company also earns administration fees from certain Company-sponsored open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average daily assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.

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
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing as well as marketing and support of the Company's sponsored open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management.
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
The calculation of tax liabilities involves uncertainties in the application of complex tax laws and regulations across the Company's global operations. A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes in the condensed consolidated statements of operations.
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(4,729,000) and ($4,134,000) at March 31, 2021 and December 31, 2020, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries are included in non-operating income (loss) in the condensed consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by foreign subsidiaries are also included in non-operating income (loss) in the Company’s condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended March 31,
(in thousands)	2021	2020
Client domicile:
North America	$110,316	$91,007
Japan	8,532	8,416
Europe, Middle East and Africa	3,981	3,335
Asia Pacific excluding Japan	2,918	3,072
Total	$125,747	$105,830

	Three Months Ended March 31,
(in thousands)	2021	2020
Investment vehicle:
Open-end funds (1)	$68,875	$57,591
Institutional accounts	30,987	27,859
Closed-end funds	25,331	19,622
Other	554	758
Total	$125,747	$105,830
________________________
(1)    Included distribution and service fees of $8.3 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively.

4. Investments

The following table summarizes the Company's investments:

(in thousands)	March 31, 2021	December 31, 2020
Equity investments at fair value	$100,486	$94,089
Trading	27,936	18,700
Held-to-maturity carried at amortized cost (1)	—	41,648
Equity method	15	541
Total investments	$128,437	$154,978
_________________________
(1)    At December 31, 2020, held-to-maturity investments comprised of U.S. Treasury securities had a fair value of approximately $41.7 million. These securities would have been classified as level 2 within the fair value hierarchy if carried at fair value. During the first quarter of 2021, two of these securities matured ($25.0 million) and two securities were sold ($16.7 million).

There were no new funds seeded for either the three months ended March 31, 2021 or 2020.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes gain (loss)—net from investments:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net realized gains (losses) during the period	$1,889	$(1,230)
Net unrealized gains (losses) during the period on investments still held at the end of the period	2,670	(20,797)
Gain (loss) from investments—net (1)	$4,559	$(22,027)
________________________
(1)    Included net income (loss) attributable to redeemable noncontrolling interests.
At March 31, 2021 and December 31, 2020, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP) and the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP).
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	March 31, 2021
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,426	$48,270	$38,357	$265	$94,318
Due from brokers	7	144	131	57	339
Other assets	15	165	138	—	318
Total assets	$7,448	$48,579	$38,626	$322	$94,975

Liabilities (1)
Due to brokers	$4	$28	$102	$—	$134
Other liabilities and accrued expenses	20	65	263	10	358
Total liabilities	$24	$93	$365	$10	$492

	December 31, 2020
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,140	$39,672	$33,654	$277	$80,743
Due from brokers	69	45	52	57	223
Other assets	44	359	234	—	637
Total assets	$7,253	$40,076	$33,940	$334	$81,603

Liabilities (1)
Due to brokers	$27	$40	$61	$—	$128
Other liabilities and accrued expenses	29	211	81	5	326
Total liabilities	$56	$251	$142	$5	$454
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
The following tables present fair value measurements:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Total
Cash equivalents	$30,596	$—	$—	$—	$30,596
Equity investments at fair value:
Common stocks	$97,246	$224	$—	$—	$97,470
Company-sponsored funds	174	—	—	—	174
Limited partnership interests	965	—	—	265	1,230
Preferred securities	1,466	18	—	—	1,484
Other	—	—	—	128	128
Total	$99,851	$242	$—	$393	$100,486
Trading investments:
Fixed income	$—	$27,936	$—	$—	$27,936
Equity method investments	$—	$—	$—	$15	$15

Total investments	$99,851	$28,178	$—	$408	$128,437

Derivatives - assets:
Futures - commodities	$783	$—	$—	$—	$783
Total return swaps - commodities	—	147	—	—	147
Forward contracts - foreign exchange	—	801	—	—	801
Total	$783	$948	$—	$—	$1,731
Derivatives - liabilities:
Futures - commodities	$630	$—	$—	$—	$630
Total return swaps - commodities (1)	—	210	—	—	210
Total return swaps - equities	—	1,078	—	—	1,078
Forward contracts - foreign exchange	—	12	—	—	12
Total	$630	$1,300	$—	$—	$1,930
________________________
(1)    Included total return swaps - commodities held by consolidated Company-sponsored funds.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV as FV	Investments Carried at Amortized Cost	Total
Cash equivalents	$23,372	$—	$—	$—	$—	$23,372
Equity investments at fair value:
Common stocks	$91,614	$—	$—	$—	$—	$91,614
Company-sponsored funds	246	—	—	—	—	246
Limited partnership interests	831	—	—	277	—	1,108
Preferred securities	983	12	—	—	—	995
Other	—	—	—	126	—	126
Total	$93,674	$12	$—	$403	$—	$94,089
Trading investments:
Fixed income	$—	$18,700	$—	$—	$—	$18,700
Held-to-maturity investments	$—	$—	$—	$—	$41,648	$41,648
Equity method investments	$—	$—	$—	$541	$—	$541

Total investments	$93,674	$18,712	$—	$944	$41,648	$154,978

Derivatives - assets:
Futures - commodities	$1,012	$—	$—	$—	$—	$1,012
Derivatives - liabilities:
Futures - commodities	$416	$—	$—	$—	$—	$416
Total return swaps - commodities	—	136	—	—	—	136
Total return swaps - equities	—	1,562	—	—	—	1,562
Forward contracts - foreign exchange	—	345	—	—	—	345
Total	$416	$2,043	$—	$—	$—	$2,459
Cash equivalents were comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.
Equity investments at fair value classified as level 2 were comprised of common stocks and preferred securities with predominately equity-like characteristics for which quoted prices in active markets are not available. Fair values for the common stocks classified as level 2 were generally based on quoted prices for similar instruments in active markets. Fair values for the preferred securities classified as level 2 were generally determined using third-party pricing services. The pricing services may utilize pricing models, and inputs into those models may include reported trades, executable bid and ask prices, broker-dealer quotations, prices or yields of similar securities, benchmark curves and other market information. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
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
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:
•Equity investments at fair value - included limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table), both of which are valued based on the NAVs of the underlying investments. At March 31, 2021 and December 31, 2020, the Company

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
•Equity method investments - included the Company's partnership interests in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) at March 31, 2021 and December 31, 2020. GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either March 31, 2021 or December 31, 2020. In addition, at December 31, 2020, the Cohen & Steers Global Realty Focus Fund (GRF), a series of Cohen & Steers Series LP was included. During the first quarter of 2021, GRF was redeemed.
Held-to-maturity investments at December 31, 2020, were comprised of U.S. Treasury securities, which were directly issued by the U.S. government. These securities were purchased with the intent to hold to maturity and were recorded at amortized cost.
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
Foreign currency exchange contracts classified as level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments none of which were designated in a formal hedging relationship:

	As of March 31, 2021
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Futures - commodities	$13,611	$3,114	$783	$630
Total return swaps - commodities	—	10,189	147	—
Total return swaps - equities	—	19,240	—	1,078
Forward contracts - foreign exchange	—	17,648	801	12
Total corporate derivatives	$13,611	$50,191	$1,731	$1,720
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	7,743	—	—	210
Total	$21,354	$50,191	$1,731	$1,930

	As of December 31, 2020
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Futures - commodities	$13,624	$4,257	$1,012	$416
Total return swaps - commodities	—	9,598	—	136
Total return swaps - equities	—	17,688	—	1,562
Forward contracts - foreign exchange	—	14,061	—	345
Total	$13,624	$45,604	$1,012	$2,459
________________________
(1)The fair value of derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
Our corporate derivatives include:
•Commodity futures utilized to gain exposure in the commodities market for the purpose of establishing a performance track record;
•Commodity swap contracts utilized as economic hedges to reduce the overall risk of the Company's market exposure to seed investments in commodity futures;
•Equity swap contracts utilized to economically hedge a portion of the market risk of certain other seed investments; and
•Foreign exchange forward contracts to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.
Non-corporate derivatives are comprised of commodity swap contracts that are utilized by certain of the consolidated Company-sponsored funds to gain exposure in the commodities market as part of the funds' investment strategies.
Cash included in due from brokers on the condensed consolidated statements of financial condition of approximately $5,740,000 and $4,902,000 at March 31, 2021 and December 31, 2020, respectively, was held as collateral for corporate derivatives including futures, forward and swap contracts. Investments on the condensed consolidated statements of financial condition of approximately $1,048,000 and $1,544,000 at March 31, 2021 and December 31, 2020, respectively, comprised of U.S. Treasury securities, were held as collateral for corporate derivatives including futures and swap contracts. There was no collateral required for the non-corporate derivatives at March 31, 2021.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended March 31,
(in thousands)	2021	2020
Corporate derivatives:
Futures - commodities	$705	$(2,101)
Total return swaps - commodities	(658)	2,141
Total return swaps - equities	(1,068)	—
Forward contracts - foreign exchange	1,134	97
Total corporate derivatives	$113	$137
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	(121)	—
Total (1)	$(8)	$137
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income	$52,430	$8,068
Less: Net (income) loss attributable to redeemable noncontrolling interests	(3,578)	12,504
Net income attributable to common stockholders	$48,852	$20,572
Basic weighted average shares outstanding	48,145	47,651
Dilutive potential shares from restricted stock units	564	940
Diluted weighted average shares outstanding	48,709	48,591

Basic earnings per share attributable to common stockholders	$1.01	$0.43
Diluted earnings per share attributable to common stockholders	$1.00	$0.42
Anti-dilutive common stock equivalents excluded from the calculation	—	—

8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2021 was approximately 8.4%, compared with approximately 2.2% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes which were more than offset by discrete tax items, primarily related to the reversal of certain liabilities associated with unrecognized tax benefits and the appreciated value of the restricted stock units delivered in January 2021. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes which were more than offset by discrete tax items primarily related to the appreciated value of restricted stock units delivered in January 2020.

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

9. Regulatory Requirements

CSS, a registered broker-dealer in the U.S., is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At March 31, 2021, CSS had net capital of approximately $3,847,000, which exceeded its requirement by approximately $3,577,000. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and has no possession or control obligations under SEA Rule 15c3-3(b) or reserve deposit obligations under SEA Rule 153-3(e).
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At March 31, 2021, CSAL had regulatory capital of approximately $6,773,000, which exceeded its minimum regulatory capital requirement by approximately $6,387,000.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At March 31, 2021, CSUK had regulatory capital of approximately $33,273,000, which exceeded its minimum regulatory capital requirement by approximately $27,932,000.
CSIL is subject to regulation by the Central Bank of Ireland. At March 31, 2021, CSIL had regulatory capital of approximately $2,932,000, which exceeded its minimum regulatory capital requirement by approximately $2,613,000.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of approximately $453,000. At March 31, 2021, CSJL had stated capital in excess of this requirement.

10. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended March 31,
(in thousands)	2021	2020
Investment advisory and administration fees (1)	$84,648	$68,342
Distribution and service fees	8,272	7,783
Total	$92,920	$76,125
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $3.5 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes sales proceeds, gross realized gains, gross realized losses and dividend income from investments in Company-sponsored funds that are not consolidated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Proceeds from sales	$74	$7
Gross realized gains	1	—
Gross realized losses	(2)	—
Dividend income	1	1
Included in accounts receivable at March 31, 2021 and December 31, 2020 are receivables due from Company-sponsored funds of approximately $33,089,000 and $30,163,000, respectively. Included in accounts payable at March 31, 2021 and December 31, 2020 are payables due to Company-sponsored funds of approximately $152,000 and $574,000, respectively.

11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5,100,000 alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of March 31, 2021, the Company has funded approximately $3,800,000 with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. The unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition.

12. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On May 6, 2021, the Company declared a quarterly dividend on its common stock in the amount of $0.45 per share. The dividend will be payable on May 27, 2021 to stockholders of record at the close of business on May 17, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a leading global investment manager specializing in real assets and alternative income, including real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo.
Our primary investment strategies include U.S. real estate, preferred securities and low duration preferred securities, global/international real estate, global listed infrastructure, real assets multi-strategy, midstream energy and MLPs, as well as global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts, and subadvised portfolios.
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

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended March 31,
	2021	2020
Institutional Accounts
Assets under management, beginning of period	$33,255	$31,813
Inflows	2,335	2,263
Outflows	(748)	(1,461)
Net inflows (outflows)	1,587	802
Market appreciation (depreciation)	2,000	(7,254)
Distributions	(304)	(316)
Total increase (decrease)	3,283	(6,768)
Assets under management, end of period	$36,538	$25,045
Percentage of total assets under management	42.0%	43.7%
Average assets under management	$34,622	$29,894

Open-end Funds
Assets under management, beginning of period	$35,160	$30,725
Inflows	5,070	4,377
Outflows	(2,906)	(4,310)
Net inflows (outflows)	2,164	67
Market appreciation (depreciation)	1,537	(6,004)
Distributions	(238)	(227)
Total increase (decrease)	3,463	(6,164)
Assets under management, end of period	$38,623	$24,561
Percentage of total assets under management	44.4%	42.8%
Average assets under management	$36,620	$29,808

Closed-end Funds
Assets under management, beginning of period	$11,493	$9,644
Inflows	65	403
Outflows	—	(88)
Net inflows (outflows)	65	315
Market appreciation (depreciation)	469	(2,068)
Distributions	(148)	(128)
Total increase (decrease)	386	(1,881)
Assets under management, end of period	$11,879	$7,763
Percentage of total assets under management	13.6%	13.5%
Average assets under management	$11,601	$9,286

Total
Assets under management, beginning of period	$79,908	$72,182
Inflows	7,470	7,043
Outflows	(3,654)	(5,859)
Net inflows (outflows)	3,816	1,184
Market appreciation (depreciation)	4,006	(15,326)
Distributions	(690)	(671)
Total increase (decrease)	7,132	(14,813)
Assets under management, end of period	$87,040	$57,369
Average assets under management	$82,843	$68,988

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended March 31,
	2021	2020
Advisory
Assets under management, beginning of period	$17,628	$15,669
Inflows	1,937	1,434
Outflows	(243)	(737)
Net inflows (outflows)	1,694	697
Market appreciation (depreciation)	957	(3,318)
Total increase (decrease)	2,651	(2,621)
Assets under management, end of period	$20,279	$13,048
Percentage of institutional assets under management	55.5%	52.1%
Average assets under management	$18,900	$14,836

Japan Subadvisory
Assets under management, beginning of period	$9,720	$10,323
Inflows	98	558
Outflows	(302)	(278)
Net inflows (outflows)	(204)	280
Market appreciation (depreciation)	712	(2,495)
Distributions	(304)	(316)
Total increase (decrease)	204	(2,531)
Assets under management, end of period	$9,924	$7,792
Percentage of institutional assets under management	27.2%	31.1%
Average assets under management	$9,661	$9,620

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,907	$5,821
Inflows	300	271
Outflows	(203)	(446)
Net inflows (outflows)	97	(175)
Market appreciation (depreciation)	331	(1,441)
Total increase (decrease)	428	(1,616)
Assets under management, end of period	$6,335	$4,205
Percentage of institutional assets under management	17.3%	16.8%
Average assets under management	$6,061	$5,438

Total Institutional Accounts
Assets under management, beginning of period	$33,255	$31,813
Inflows	2,335	2,263
Outflows	(748)	(1,461)
Net inflows (outflows)	1,587	802
Market appreciation (depreciation)	2,000	(7,254)
Distributions	(304)	(316)
Total increase (decrease)	3,283	(6,768)
Assets under management, end of period	$36,538	$25,045
Average assets under management	$34,622	$29,894

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended March 31,
	2021	2020
U.S. Real Estate
Assets under management, beginning of period	$32,827	$31,024
Inflows	3,126	2,487
Outflows	(1,391)	(1,931)
Net inflows (outflows)	1,735	556
Market appreciation (depreciation)	2,837	(7,377)
Distributions	(415)	(440)
Transfers	—	31
Total increase (decrease)	4,157	(7,230)
Assets under management, end of period	$36,984	$23,794
Percentage of total assets under management	42.5%	41.5%
Average assets under management	$34,512	$29,536

Preferred Securities
Assets under management, beginning of period	$23,185	$17,581
Inflows	2,406	2,456
Outflows	(1,596)	(2,576)
Net inflows (outflows)	810	(120)
Market appreciation (depreciation)	2	(2,395)
Distributions	(207)	(163)
Transfers	—	(31)
Total increase (decrease)	605	(2,709)
Assets under management, end of period	$23,790	$14,872
Percentage of total assets under management	27.3%	25.9%
Average assets under management	$23,526	$17,253

Global/International Real Estate
Assets under management, beginning of period	$15,214	$13,509
Inflows	1,079	1,747
Outflows	(567)	(898)
Net inflows (outflows)	512	849
Market appreciation (depreciation)	709	(3,345)
Distributions	(14)	(8)
Total increase (decrease)	1,207	(2,504)
Assets under management, end of period	$16,421	$11,005
Percentage of total assets under management	18.9%	19.2%
Average assets under management	$15,588	$12,732

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended March 31,
	2021	2020
Global Listed Infrastructure
Assets under management, beginning of period	$6,729	$8,076
Inflows	679	290
Outflows	(74)	(389)
Net inflows (outflows)	605	(99)
Market appreciation (depreciation)	315	(1,748)
Distributions	(45)	(54)
Total increase (decrease)	875	(1,901)
Assets under management, end of period	$7,604	$6,175
Percentage of total assets under management	8.7%	10.8%
Average assets under management	$7,137	$7,614

Other
Assets under management, beginning of period	$1,953	$1,992
Inflows	180	63
Outflows	(26)	(65)
Net inflows (outflows)	154	(2)
Market appreciation (depreciation)	143	(461)
Distributions	(9)	(6)
Total increase (decrease)	288	(469)
Assets under management, end of period	$2,241	$1,523
Percentage of total assets under management	2.6%	2.7%
Average assets under management	$2,080	$1,853

Total
Assets under management, beginning of period	$79,908	$72,182
Inflows	7,470	7,043
Outflows	(3,654)	(5,859)
Net inflows (outflows)	3,816	1,184
Market appreciation (depreciation)	4,006	(15,326)
Distributions	(690)	(671)
Total increase (decrease)	7,132	(14,813)
Assets under management, end of period	$87,040	$57,369
Average assets under management	$82,843	$68,988

Investment Performance at March 31, 2021

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
(2)    © 2021 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2021. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at March 31, 2021 increased 51.7% to $87.0 billion from $57.4 billion at March 31, 2020. The increase was due to net inflows of $13.4 billion and market appreciation of $19.6 billion, partially offset by distributions of $3.3 billion. Net inflows included $6.1 billion into preferred securities, $5.8 billion into U.S. real estate and $1.3 billion into global/international real estate. Market appreciation included $9.6 billion from U.S. real estate, $4.2 billion from global/international real estate, $3.6 billion from preferred securities and $1.6 billion from global listed infrastructure. Distributions included $2.3 billion from U.S. real estate and $741 million from preferred securities. Our organic growth rate for the twelve months ended March 31, 2021 was 23.3%. The organic growth rate represents the ratio of net flows for the period to the beginning assets under management.
Average assets under management for the three months ended March 31, 2021 increased 20.1% to $82.8 billion from $69.0 billion for the three months ended March 31, 2020.
Institutional accounts
Assets under management in institutional accounts at March 31, 2021, which represented 42.0% of total assets under management, increased 45.9% to $36.5 billion from $25.0 billion at March 31, 2020. The increase was due to net inflows of $3.6 billion and market appreciation of $9.3 billion, partially offset by distributions of $1.4 billion. Net inflows included $2.0 billion into U.S. real estate and $1.4 billion into global/international real estate. Market appreciation included $3.9 billion from U.S. real estate, $3.6 billion from global/international real estate, $767 million from global listed infrastructure and $627 million from preferred securities. Distributions included $1.3 billion from U.S. real estate. Our organic growth rate for institutional accounts for the twelve months ended March 31, 2021 was 14.2%.
Average assets under management for institutional accounts for the three months ended March 31, 2021 increased 15.8% to $34.6 billion from $29.9 billion for the three months ended March 31, 2020.
Assets under management in institutional advisory accounts at March 31, 2021, which represented 55.5% of institutional assets under management, increased 55.4% to $20.3 billion from $13.0 billion at March 31, 2020. The increase was due to net inflows $2.5 billion and market appreciation of $4.7 billion. Net inflows included $1.4 billion into U.S. real estate and $1.1 billion into global/international real estate. Market appreciation included $1.9 billion from global/international real estate, $1.3 billion from U.S. real estate, $561 million from preferred securities and $452 million from global listed infrastructure. Our organic growth rate for institutional advisory accounts for the twelve months ended March 31, 2021 was 19.5%.
Average assets under management for institutional advisory accounts for the three months ended March 31, 2021 increased 27.4% to $18.9 billion from $14.8 billion for the three months ended March 31, 2020.
Assets under management in Japan subadvisory accounts at March 31, 2021, which represented 27.2% of institutional assets under management, increased 27.4% to $9.9 billion from $7.8 billion at March 31, 2020. The increase was due to net inflows of $491 million and market appreciation of $3.0 billion, partially offset by distributions of $1.4 billion. Net inflows included $600 million into U.S. real estate, partially offset by net outflows of $123 million from preferred securities. Market appreciation included $2.3 billion from U.S. real estate and $607 million from global/international real estate. Distributions included $1.3 billion from U.S. real estate. Our organic growth rate for Japan subadvisory accounts for the twelve months ended March 31, 2021 was 6.3%.
Average assets under management for Japan subadvisory accounts for the three months ended March 31, 2021 increased 0.4% to $9.7 billion from $9.6 billion for the three months ended March 31, 2020.
Assets under management in institutional subadvisory accounts excluding Japan at March 31, 2021, which represented 17.3% of institutional assets under management, increased 50.7% to $6.3 billion from $4.2 billion at March 31, 2020. The increase was due to net inflows of $518 million and market appreciation of $1.6 billion. Net inflows included $332 million into global/international real estate and $116 million into Other. Market appreciation included $1.0 billion from global/international real estate, $312 million from global listed infrastructure and $240 million from U.S. real estate. Our organic growth rate for institutional subadvisory accounts excluding Japan for the twelve months ended March 31, 2021 was 12.3%.
Average assets under management for institutional subadvisory accounts excluding Japan for the three months ended March 31, 2021 increased 11.5% to $6.1 billion from $5.4 billion for the three months ended March 31, 2020.
Open-end funds
Assets under management in open-end funds at March 31, 2021, which represented 44.4% of total assets under management, increased 57.3% to $38.6 billion from $24.6 billion at March 31, 2020. The increase was due to net inflows of $7.5 billion and market appreciation of $7.9 billion, partially offset by distributions of $1.4 billion. Net inflows included $3.8 billion into preferred securities and $3.6 billion into U.S. real estate. Market appreciation included $4.8 billion from U.S. real estate, $2.4 billion from preferred securities and $569 million from global/international real estate. Distributions included $732 million from U.S. real estate and $601 million from preferred securities. Our organic growth rate for open-end funds for the twelve months ended March 31, 2021 was 30.6%.

Average assets under management for open-end funds for the three months ended March 31, 2021 increased 22.9% to $36.6 billion from $29.8 billion for the three months ended March 31, 2020.
Closed-end funds
Assets under management in closed-end funds at March 31, 2021, which represented 13.6% of total assets under management, increased 53.0% to $11.9 billion from $7.8 billion at March 31, 2020. The increase was due to net inflows of $2.3 billion and market appreciation of $2.3 billion, partially offset by distributions of $536 million. Net inflows included
$2.1 billion from the Company's initial public offering of the Cohen & Steers Tax-Advantaged Preferred Securities and Income Fund (PTA). Our organic growth rate for closed-end funds for the twelve months ended March 31, 2021 was 29.8%.
Average assets under management for closed-end funds for the three months ended March 31, 2021 increased 24.9% to $11.6 billion from $9.3 billion for the three months ended March 31, 2020.

Summary of Operating Information

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2021	2020
U.S. GAAP
Revenue	$125,747	$105,830
Expenses	$73,809	$77,461
Operating income	$51,938	$28,369
Non-operating income (loss)	$4,953	$(19,843)
Net income attributable to common stockholders	$48,852	$20,572
Diluted earnings per share	$1.00	$0.42
Operating margin	41.3%	26.8%

As Adjusted (1)
Net income attributable to common stockholders	$38,629	$29,439
Diluted earnings per share	$0.79	$0.61
Operating margin	42.3%	38.2%
_________________________
(1)    These amounts represent the Company’s as adjusted results. Please refer to pages 31-32 for reconciliations of U.S. GAAP to as adjusted results.
U.S. GAAP

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenue

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Institutional accounts	$30,987	$27,859	$3,128	11.2%
Open-end funds	60,603	49,808	10,795	21.7%
Closed-end funds	25,331	19,622	5,709	29.1%
Investment advisory and administration fees	116,921	97,289	19,632	20.2%
Distribution and service fees	8,272	7,783	489	6.3%
Other	554	758	(204)	(26.9)%
Total revenue	$125,747	$105,830	$19,917	18.8%

Revenue for the three months ended March 31, 2021 increased primarily due to higher average assets under management across all three investment vehicles.
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.3 bps and 37.5 bps for the three months ended March 31, 2021 and 2020, respectively. The decrease in the implied annualized effective fee rate is primarily due to the recognition of performance fees for the three months ended March 31, 2020.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.1 bps and 67.2 bps for the three months ended March 31, 2021 and 2020, respectively.
•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 88.6 bps and 85.0 bps for the three months ended March 31, 2021 and 2020, respectively. The increase in the implied annualized effective fee rate is primarily due to the initial public offering of PTA, which concluded on October 27, 2020.

Expenses

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Employee compensation and benefits	$45,762	$38,617	$7,145	18.5%
Distribution and service fees	16,506	14,104	2,402	17.0%
General and administrative	10,374	23,588	(13,214)	(56.0)%
Depreciation and amortization	1,167	1,152	15	1.3%
Total expenses	$73,809	$77,461	$(3,652)	(4.7)%

Employee compensation and benefits for the three months ended March 31, 2021 increased primarily due to higher incentive compensation of $6.5 million and higher amortization of restricted stock units of $2.3 million, partially offset by lower production compensation of $904,000.
Distribution and service fees expense for the three months ended March 31, 2021 increased primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses for the three months ended March 31, 2021 decreased primarily due to lower travel and entertainment expenses of $616,000 and lower sponsored conference expenses of $221,000. In addition, the first quarter of 2020 included costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering of approximately $12.0 million.
Operating Margin
Operating margin for the three months ended March 31, 2021 increased to 41.3% from 26.8% for the three months ended March 31, 2020. The first quarter of 2020 included costs associated with the RQI rights offering. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

	Three Months Ended
	March 31, 2021				March 31, 2020
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$604		$12	$616	$607		$542	$1,149
Gain (loss) from investments—net	4,485		74	4,559	(22,027)		—	(22,027)
Foreign currency gain (loss)—net	191		(413)	(222)	(473)		1,508	1,035
Total non-operating income (loss)	$5,280	(1)	$(327)	$4,953	$(21,893)	(1)	$2,050	$(19,843)
_________________________
(1)    Seed investments included net income of $3.6 million and net loss of $12.5 million attributable to third-party interests for the three months ended March 31, 2021 and 2020, respectively.
Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Income tax expense	$4,461	$458	$4,003	*
Effective tax rate	8.4%	2.2%
_________________________
*     Not meaningful.

The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes which were more than offset by discrete tax items, primarily related to the reversal of certain liabilities associated with unrecognized tax benefits and the appreciated value of the restricted stock units delivered in January 2021. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes which were more than offset by discrete tax items primarily related to the appreciated value of the restricted stock units delivered in January 2020.

As Adjusted
This section discusses as adjusted results. Please refer to pages 31-32 for reconciliations of U.S. GAAP to as adjusted results.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenue
Revenue, as adjusted, for the three months ended March 31, 2021 was $125.8 million, compared with $105.8 million for the three months ended March 31, 2020.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended March 31, 2021 were $72.6 million, compared with $65.4 million for the three months ended March 31, 2020.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for the three months ended March 31, 2021; and
•Costs associated with the RQI rights offering for the three months ended March 31, 2020.
Operating Margin
Operating margin, as adjusted, for the three months ended March 31, 2021 was 42.3%, compared with 38.2% for the three months ended March 31, 2020.
Non-operating Income (Loss)
Non-operating loss, as adjusted, for the three months ended March 31, 2021 was $118,000, compared with non-operating income, as adjusted, of $123,000 for the three months ended March 31, 2020.
Non-operating income (loss), as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the three months ended March 31, 2021 was 27.3%, compared with 27.4% for the three months ended March 31, 2020.
The effective tax rate, as adjusted, excluded the tax effects associated with items noted above, as well as discrete tax items for both periods.

Reconciliations of U.S. GAAP to As Adjusted Financial Results
Management believes that use of the following as adjusted (non-GAAP) financial results provides greater transparency into the Company’s operating performance. In addition, these as adjusted financial results are used to prepare the Company's internal management reports which are used in evaluating its business.
While we believe that these as adjusted financial results are useful in evaluating operating performance, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income attributable to common stockholders, U.S. GAAP	$48,852	$20,572
Seed investments (1)	(1,512)	9,588
Accelerated vesting of restricted stock units	1,088	—
Rights offering costs(2)	—	11,859
Foreign currency exchange (gains) losses—net (3)	209	(1,927)
Tax adjustments (4)	(10,008)	(10,653)
Net income attributable to common stockholders, as adjusted	$38,629	$29,439

Diluted weighted average shares outstanding	48,709	48,591
Diluted earnings per share, U.S. GAAP	$1.00	$0.42
Seed investments	(0.03)	0.20
Accelerated vesting of restricted stock units	0.02	—
Rights offering costs	—	0.25
Foreign currency exchange (gains) losses—net	0.01	(0.04)
Tax adjustments	(0.21)	(0.22)
Diluted earnings per share, as adjusted	$0.79	$0.61
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating
(income) loss from seed investments that were not consolidated.
(2)    Represents costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering which were recorded in general and administrative expense in the first quarter of 2020.
(3)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4)    Tax adjustments are summarized in the following table:

Discrete tax items	$(10,239)	$(5,820)
Tax effect of adjustments included above	231	(4,833)
Total tax adjustments	$(10,008)	$(10,653)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Revenue, U.S. GAAP	$125,747	$105,830
Seed investments (1)	94	(29)
Revenue, as adjusted	$125,841	$105,801

Expenses, U.S. GAAP	$73,809	$77,461
Seed investments (1)	(96)	(228)
Accelerated vesting of restricted stock units	(1,088)	—
Rights offering costs (2)	—	(11,859)
Expenses, as adjusted	$72,625	$65,374

Operating income, U.S. GAAP	$51,938	$28,369
Seed investments (1)	190	199
Accelerated vesting of restricted stock units	1,088	—
Rights offering costs (2)	—	11,859
Operating income, as adjusted	$53,216	$40,427

Operating margin, U.S. GAAP	41.3%	26.8%
Operating margin, as adjusted	42.3%	38.2%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2)    Represents costs associated with the RQI rights offering which were recorded in general and administrative expenses in the first quarter of 2020.

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2021	2020
Non-operating income (loss), U.S. GAAP	$4,953	$(19,843)
Seed investments (1)	(5,280)	21,893
Foreign currency exchange (gains) losses—net (2)	209	(1,927)
Non-operating income (loss), as adjusted	$(118)	$123
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.
(2)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

Changes in Financial Condition, Liquidity and Capital Resources
We seek to maintain a capital structure that supports our business strategies and to maintain the appropriate amount of liquidity at all times. Furthermore, we currently expect cash flows from operations to be more than adequate to fund our present and reasonably foreseeable future commitments for investing and financing activities.
Net Liquid Assets
Our current financial condition is highly liquid, primarily comprising cash and cash equivalents, U.S. Treasury securities, if any, seed investments and other current assets. Liquid assets are reduced by current liabilities, which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any outstanding debt.
The table below summarizes net liquid assets:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$54,717	$41,232
U.S. Treasury securities	—	41,648
Seed investments—net	64,083	60,083
Current assets	72,361	70,208
Current liabilities	(51,558)	(93,870)
Net liquid assets	$139,603	$119,301
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly rated financial institutions and include short-term, highly-liquid investments, which are readily convertible into cash and have original maturities of three months or less.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and were classified as held to maturity.
Seed investments—net
Seed investments are primarily comprised of investments in Company-sponsored funds that we do not consolidate, our pro-rata share of the net assets of the funds that we do consolidate, and listed securities held directly for the purpose of establishing performance track records. Seed investments are recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Seed investments are presented net of redeemable noncontrolling interests.
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At March 31, 2021, institutional accounts comprised 52.5% of total accounts receivable, while open-end and closed-end funds, together, comprised 46.9% of total accounts receivable. Open-end and closed-end fund receivables are generally collected on the first business day of the following month. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at March 31, 2021, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities are generally defined as obligations due within one year, which include accrued compensation, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable, and other liabilities and accrued expenses.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.

The table below summarizes cash flows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flow Data:
Net cash provided by (used in) operating activities	$8,913	$(5,553)
Net cash provided by (used in) investing activities	39,200	(8,012)
Net cash provided by (used in) financing activities	(34,495)	(43,548)
Net increase (decrease) in cash and cash equivalents	13,618	(57,113)
Effect of foreign exchange rate changes on cash and cash equivalents	(133)	(1,279)
Cash and cash equivalents, beginning of the period	41,232	101,352
Cash and cash equivalents, end of the period	$54,717	$42,960
Cash and cash equivalents increased by $13.6 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2021. Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2021. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $39.2 million, which included $57.0 million of proceeds from sales and maturities of investments, partially offset by $17.4 million of investment purchases. Net cash used in financing activities was $34.5 million, including dividends paid to stockholders of $21.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $21.3 million, partially offset by contributions from redeemable noncontrolling interests of $8.9 million.
Cash and cash equivalents decreased by $57.1 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2020. Net cash used in operating activities was $5.6 million for the three months ended March 31, 2020. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $8.0 million, which included $9.6 million of investment purchases, partially offset by $2.4 million of proceeds from sales and maturities of investments. Net cash used in financing activities was $43.5 million, including repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.8 million, dividends paid to stockholders of $18.7 million, as well as distributions to redeemable noncontrolling interests of $1.9 million, partially offset by contributions from redeemable noncontrolling interests of $2.6 million.
Regulatory Requirements
We continually monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for Cohen & Steers Securities, LLC (CSS), our registered broker-dealer, as prescribed by the Securities and Exchange Commission (SEC). At March 31, 2021, CSS had net capital of approximately $3.8 million, which exceeded its minimum regulatory capital requirement by approximately $3.6 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and has no possession or control obligations under SEA Rule 15c3-3(b) or reserve deposit obligations under SEA Rule 153-3(e).
Cohen & Steers Asia Limited (CSAL) is subject to regulation by the Hong Kong Securities and Futures Commission. At March 31, 2021, CSAL had regulatory capital of approximately $6.8 million, which exceeded its minimum regulatory capital requirement by approximately $6.4 million.
Cohen & Steers UK Limited (CSUK) is subject to regulation by the United Kingdom Financial Conduct Authority. At March 31, 2021, CSUK had regulatory capital of approximately $33.3 million, which exceeded its minimum regulatory capital requirement by approximately $27.9 million.
Cohen & Steers Ireland Limited (CSIL) is subject to regulation by the Central Bank of Ireland. At March 31, 2021, CSIL had regulatory capital of approximately $2.9 million, which exceeded its minimum regulatory capital requirement by approximately $2.6 million.
Cohen & Steers Japan Limited (CSJL) is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of approximately $453,000. At March 31, 2021, CSJL had stated capital in excess of this requirement.

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
On May 6, 2021, the Company declared a quarterly dividend on its common stock in the amount of $0.45 per share. The dividend will be payable on May 27, 2021 to stockholders of record at the close of business on May 17, 2021.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of March 31, 2021, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at March 31, 2021.
Contractual Obligations and Contingencies
We have future obligations under various operating leases, purchase obligations and a transition tax liability in connection with the enactment of the Tax Cuts and Jobs Act in 2017. During the three months ended March 31, 2021, there were no material changes to the Company’s contractual obligations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our seed investments are primarily comprised of investments in Company-sponsored funds that we do not consolidate, our pro-rata share of the net assets of the funds that we do consolidate, and listed securities held directly for the purpose of establishing performance track records. Seed investments are recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle.
Our seed investments are subject to price risk. We may mitigate this by entering into derivative contracts to economically hedge a portion of our risk. The following table summarizes the effect that a ten percent increase or decrease in prices would have on the carrying value of our seed investments, which is presented net of redeemable noncontrolling interests, as of March 31, 2021 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Seed investments—net	$64,083	$(29,429)	$34,654	$38,119	$31,189

A majority of our revenue—93.0% and 91.9% for the three months ended March 31, 2021 and 2020, respectively—was derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to market conditions including inflation, interest rate changes and a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
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
As of March 31, 2021, 61.4% and 27.3% of the assets we managed were concentrated in real estate and preferred securities, respectively. A change in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate and preferred securities in our clients’ portfolios, reduce our revenue, and impact our ability to increase assets in our open-end funds or offer new funds.

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

Our management, including our Acting Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation and subject to the foregoing, our Acting Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2021 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our
Annual Report on Form 10-K for the year ended December 31, 2020 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2021	308,444	$68.80	—	—
February 1 through February 28, 2021	—	$—	—	—
March 1 through March 31, 2021	520	$67.92	—	—
Total	308,964	$68.80	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_________________________
(1)Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(3)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(4)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2021	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 7, 2021	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer