Form 10-Q
period 2021-06-30
COHEN & STEERS, INC.
filed 2021-08-06
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 2, 2021 was 48,249,606.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$111,229	$41,232
Investments ($100,900 and $80,743) (1)	138,171	154,978
Accounts receivable	78,752	69,680
Due from brokers ($2,611 and $223) (1)	7,214	5,125
Property and equipment—net	9,040	10,341
Operating lease right-of-use assets—net	26,082	31,203
Goodwill and intangible assets—net	20,146	20,495
Other assets ($540 and $637) (1)	12,535	15,399
Total assets	$403,169	$348,453

Liabilities:
Accrued compensation and benefits	$42,940	$56,384
Distribution and service fees payable	10,237	7,748
Operating lease liabilities	29,202	34,926
Income tax payable	15,542	12,672
Due to brokers ($3,105 and $128) (1)	3,403	501
Other liabilities and accrued expenses ($184 and $326) (1)	9,876	11,318
Total liabilities	111,200	123,549
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interests	66,081	50,665
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,230,611 and 53,462,621 shares issued at June 30, 2021 and December 31, 2020, respectively	542	535
Additional paid-in capital	692,719	670,142
Accumulated deficit	(240,744)	(291,542)
Accumulated other comprehensive loss	(4,530)	(4,134)
Treasury stock, at cost, 5,984,617 and 5,674,510 shares at June 30, 2021 and December 31, 2020, respectively	(222,099)	(200,762)
Total stockholders' equity	225,888	174,239
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$403,169	$348,453
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2021 and December 31, 2020 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Investment advisory and administration fees	$134,348	$86,648	$251,269	$183,937
Distribution and service fees	9,199	6,930	17,471	14,713
Other	722	509	1,276	1,267
Total revenue	144,269	94,087	270,016	199,917
Expenses:
Employee compensation and benefits	53,241	34,320	99,003	72,937
Distribution and service fees	18,848	12,518	35,354	26,622
General and administrative	11,466	10,726	21,840	34,314
Depreciation and amortization	1,017	1,228	2,184	2,380
Total expenses	84,572	58,792	158,381	136,253
Operating income (loss)	59,697	35,295	111,635	63,664
Non-operating income (loss):
Interest and dividend income—net	837	893	1,453	2,042
Gain (loss) from investments—net	7,778	7,317	12,337	(14,710)
Foreign currency gain (loss)—net	(79)	(257)	(301)	778
Total non-operating income (loss)	8,536	7,953	13,489	(11,890)
Income before provision for income taxes	68,233	43,248	125,124	51,774
Provision for income taxes	15,827	11,086	20,288	11,544
Net income	52,406	32,162	104,836	40,230
Net (income) loss attributable to redeemable noncontrolling interests	(5,827)	(3,642)	(9,405)	8,862
Net income attributable to common stockholders	$46,579	$28,520	$95,431	$49,092

Earnings per share attributable to common stockholders:
Basic	$0.96	$0.60	$1.98	$1.03
Diluted	$0.95	$0.59	$1.95	$1.01
Dividends declared per share	$0.45	$0.39	$0.90	$0.78
Weighted average shares outstanding:
Basic	48,285	47,826	48,216	47,739
Diluted	48,951	48,572	48,831	48,549

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$52,406	$32,162	$104,836	$40,230
Net (income) loss attributable to redeemable noncontrolling interests	(5,827)	(3,642)	(9,405)	8,862
Net income attributable to common stockholders	46,579	28,520	95,431	49,092
Other comprehensive income (loss):
Foreign currency translation gain (loss)	199	404	(396)	(1,096)
Total comprehensive income attributable to common stockholders	$46,778	$28,924	$95,035	$47,996

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2021	$542	$680,466	$(265,034)	$(4,729)	$(222,018)	$189,227	$62,365
Dividends ($0.45 per share)	—	—	(22,289)	—	—	(22,289)	—
Issuance of common stock	—	311	—	—	—	311	—
Repurchase of common stock	—	—	—	—	(81)	(81)	—
Issuance of restricted stock units—net	—	1,640	—	—	—	1,640	—
Amortization of restricted stock units	—	10,432	—	—	—	10,432	—
Forfeitures of restricted stock units	—	(130)	—	—	—	(130)	—
Net income (loss)	—	—	46,579	—	—	46,579	5,827
Other comprehensive income (loss)	—	—	—	199	—	199	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2,111)
June 30, 2021	$542	$692,719	$(240,744)	$(4,530)	$(222,099)	$225,888	$66,081

	Three Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2020	$535	$644,397	$(240,930)	$(7,826)	$(200,672)	$195,504	$41,601
Dividends ($0.39 per share)	—	—	(18,999)	—	—	(18,999)	—
Issuance of common stock	—	305	—	—	—	305	—
Repurchase of common stock	—	—	—	—	(68)	(68)	—
Issuance of restricted stock units—net	—	516	—	—	—	516	—
Amortization of restricted stock units	—	7,376	—	—	—	7,376	—
Forfeitures of restricted stock units	—	(15)	—	—	—	(15)	—
Net income (loss)	—	—	28,520	—	—	28,520	3,642
Other comprehensive income (loss)	—	—	—	404	—	404	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2,170)
June 30, 2020	$535	$652,579	$(231,409)	$(7,422)	$(200,740)	$213,543	$43,073

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)—(Continued)
(in thousands, except per share data)

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2021	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$174,239	$50,665
Dividends ($0.90 per share)	—	—	(44,633)	—	—	(44,633)	—
Issuance of common stock	7	734	—	—	—	741	—
Repurchase of common stock	—	—	—	—	(21,337)	(21,337)	—
Issuance of restricted stock units—net	—	2,433	—	—	—	2,433	—
Amortization of restricted stock units	—	19,617	—	—	—	19,617	—
Forfeitures of restricted stock units	—	(207)	—	—	—	(207)	—
Net income (loss)	—	—	95,431	—	—	95,431	9,405
Other comprehensive income (loss)	—	—	—	(396)	—	(396)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	6,011
June 30, 2021	$542	$692,719	$(240,744)	$(4,530)	$(222,099)	$225,888	$66,081

	Six Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2020	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412
Dividends ($0.78 per share)	—	—	(38,040)	—	—	(38,040)	—
Issuance of common stock	8	602	—	—	—	610	—
Repurchase of common stock	—	—	—	—	(25,915)	(25,915)	—
Issuance of restricted stock units—net	—	1,069	—	—	—	1,069	—
Amortization of restricted stock units	—	14,151	—	—	—	14,151	—
Forfeitures of restricted stock units	—	(31)	—	—	—	(31)	—
Net income (loss)	—	—	49,092	—	—	49,092	(8,862)
Other comprehensive income (loss)	—	—	—	(1,096)	—	(1,096)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,477)
June 30, 2020	$535	$652,579	$(231,409)	$(7,422)	$(200,740)	$213,543	$43,073

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$104,836	$40,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	20,780	14,561
Depreciation and amortization	8,071	8,142
(Gain) loss from investments—net	(12,337)	14,710
Deferred income taxes	4,138	222
Foreign currency (gain) loss	2,095	(245)
Changes in operating assets and liabilities:
Accounts receivable	(11,167)	7,351
Due from brokers	(2,089)	1,246
Deferred commissions	(740)	(742)
Investments within consolidated Company-sponsored funds	(8,687)	568
Other assets	(116)	(6,549)
Accrued compensation and benefits	(13,444)	(27,576)
Distribution and service fees payable	2,489	159
Operating lease liabilities	(5,724)	(5,633)
Due to brokers	2,902	(304)
Income tax payable	2,863	11,435
Other liabilities and accrued expenses	(3,847)	(1,974)
Net cash provided by (used in) operating activities	90,023	55,601
Cash flows from investing activities:
Purchases of investments	(33,212)	(8,755)
Proceeds from sales and maturities of investments	72,244	6,735
Purchases of property and equipment	(884)	(1,564)
Proceeds from sales of property and equipment	—	73
Net cash provided by (used in) investing activities	38,148	(3,511)
Cash flows from financing activities:
Issuance of common stock—net	629	518
Repurchase of common stock	(21,337)	(25,915)
Dividends to stockholders	(43,458)	(37,310)
Distributions to redeemable noncontrolling interests	(5,381)	(5,322)
Contributions from redeemable noncontrolling interests	11,392	3,845
Net cash provided by (used in) financing activities	(58,155)	(64,184)
Net increase (decrease) in cash and cash equivalents	70,016	(12,094)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(1,123)
Cash and cash equivalents, beginning of the period	41,232	101,352
Cash and cash equivalents, end of the period	$111,229	$88,135

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the six months ended June 30, 2021, the Company paid taxes of approximately $13.3 million. During the six months ended June 30, 2020, the Company paid taxes of approximately $2.5 million and received tax refunds of approximately $2.7 million. In March 2020, an emergency declaration pursuant to the Stafford Act was issued, which allowed the Company to defer income tax payments of approximately $9.3 million to July 15, 2020.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $1.2 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.

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
Recently Adopted Accounting Pronouncements—In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify various aspects related to income taxes and removes certain exceptions to the general principles in Topic 740. This new guidance became effective on January 1, 2021. The Company's adoption of the new standard did not have a material effect on its condensed consolidated financial statements and related disclosures.
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
Reclassifications—The Company reclassified certain prior period amounts to conform with the current period presentation, primarily related to accrued employee benefits which were reclassified from other liabilities and accrued expenses to accrued compensation and benefits on the Company's condensed consolidated statements of financial condition.
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
A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has (i) the power to direct the activities of the VIE that most significantly affect its performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Subscriptions and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. The Company assesses whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. VIEs for which the Company is deemed to be the primary beneficiary are consolidated.

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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. The Company's investments are categorized as follows:
•Equity investments at fair value, which generally represent listed equity securities held within the consolidated Company-sponsored funds, listed equity securities held directly for the purpose of establishing performance track records and seed investments in Company-sponsored open-end funds where the Company has neither control nor the ability to exercise significant influence.
•Trading investments, which generally represent debt securities held within the consolidated Company-sponsored funds and listed debt securities held directly for the purpose of establishing performance track records.
•Held-to-maturity investments generally represent corporate investments in U.S. Treasury securities recorded at amortized cost. Under the current expected credit loss model, any expected credit losses are recognized as an allowance, which represents an adjustment to the amortized costs basis. The Company did not hold any held-to-maturity investments at June 30, 2021.
•Equity method investments, which generally represent seed investments in Company-sponsored funds in which the Company owns between 20-50% of the outstanding voting interests or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of net income or loss for the period which is recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
From time to time, the Company, including the consolidated Company-sponsored funds, may enter into derivative contracts, including options, futures and swaps contracts, to gain exposure to the underlying commodities markets or to economically hedge market risk of the underlying portfolios. Gains and losses on derivative contracts are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
Additionally, from time to time, the Company, including the consolidated Company-sponsored funds, may enter into forward foreign exchange contracts to economically hedge currency exposure. These instruments are measured at fair value based on the prevailing forward exchange rate with gains and losses recorded in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.

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
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the life of the lease. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used an incremental borrowing rate based on the information available as of lease commencement dates in determining the present value of lease payments. The operating lease ROU assets reflect any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that the Company will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.
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
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests represent third-party interests in the consolidated Company-sponsored funds. These interests are redeemable at the option of the investors and therefore are not treated as permanent equity. Redeemable noncontrolling interests are recorded at fair value which approximates the redemption value at each reporting period.
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
Stock-based Compensation—The Company recognizes compensation expense for the grant-date fair value of restricted stock unit awards to certain employees. This expense is recognized over the period during which employees are required to provide service. Forfeitures are recorded as incurred.
Income Taxes—The Company records the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years at tax rates that are expected to apply in those years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years at tax rates that are expected to apply in those years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The effective tax rate for interim periods is based on the Company's best estimate of the effective tax rate expected to be applied to the full fiscal year adjusted for discrete tax items during the period.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(4.5) million and $(4.1) million at June 30, 2021 and December 31, 2020, respectively. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries are included in foreign currency gain (loss)-net within non-operating income (loss) in the condensed consolidated statements of operations. Gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are also included in foreign currency gain (loss)-net within non-operating income (loss) in the Company’s condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss).

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Client domicile:
North America	$124,126	$81,407	$234,442	$172,414
Japan	9,529	7,486	18,061	15,902
Europe, Middle East and Africa	7,295	2,658	11,276	5,993
Asia Pacific excluding Japan	3,319	2,536	6,237	5,608
Total	$144,269	$94,087	$270,016	$199,917

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Investment vehicle:
Open-end funds (1)	$79,627	$52,075	$149,056	$110,424
Institutional accounts	37,381	24,500	68,368	52,359
Closed-end funds	27,261	17,512	52,592	37,134
Total	$144,269	$94,087	$270,016	$199,917
________________________
(1)    Included distribution and service fees and other revenue for the periods presented.

4. Investments

The following table summarizes the Company's investments -

(in thousands)	June 30, 2021	December 31, 2020
Equity investments at fair value	$111,677	$94,089
Trading	26,480	18,700
Held-to-maturity carried at amortized cost (1)	—	41,648
Equity method	14	541
Total investments	$138,171	$154,978
_________________________
(1)    At December 31, 2020, held-to-maturity investments comprised of U.S. Treasury securities had a fair value of approximately $41.7 million. These securities would have been classified as level 2 within the fair value hierarchy if carried at fair value.
There were no new funds seeded for either the six months ended June 30, 2021 or 2020.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net realized gains (losses) during the period	$2,567	$(4,191)	$4,456	$(5,421)
Net unrealized gains (losses) during the period on investments still held at the end of the period	5,211	11,508	7,881	(9,289)
Gain (loss) from investments—net (1)	$7,778	$7,317	$12,337	$(14,710)
________________________
(1)    Included net income (loss) attributable to redeemable noncontrolling interests.
At June 30, 2021 and December 31, 2020, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP) and the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP).
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	June 30, 2021
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,669	$51,682	$41,285	$264	$100,900
Due from brokers	103	1,730	732	46	2,611
Other assets	38	169	333	—	540
Total assets	$7,810	$53,581	$42,350	$310	$104,051

Liabilities (1)
Due to brokers	$38	$2,339	$728	$—	$3,105
Other liabilities and accrued expenses	25	82	72	5	184
Total liabilities	$63	$2,421	$800	$5	$3,289

	December 31, 2020
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,140	$39,672	$33,654	$277	$80,743
Due from brokers	69	45	52	57	223
Other assets	44	359	234	—	637
Total assets	$7,253	$40,076	$33,940	$334	$81,603

Liabilities (1)
Due to brokers	$27	$40	$61	$—	$128
Other liabilities and accrued expenses	29	211	81	5	326
Total liabilities	$56	$251	$142	$5	$454
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
The following tables present fair value measurements:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$91,186	$—	$—	$—	$91,186
Equity investments at fair value:
Common stocks	$108,547	$199	$—	$—	$108,746
Company-sponsored funds	93	—	—	—	93
Limited partnership interests	1,158	—	—	264	1,422
Preferred securities	1,269	14	—	—	1,283
Other	—	—	—	133	133
Total	$111,067	$213	$—	$397	$111,677
Trading investments:
Fixed income	$—	$26,480	$—	$—	$26,480
Equity method investments	$—	$—	$—	$14	$14

Total investments	$111,067	$26,693	$—	$411	$138,171

Derivatives - assets:
Futures - commodities	$839	$—	$—	$—	$839
Total return swaps - commodities (2)	—	113	—	—	113
Total return swaps - equities	—	24	—	—	24
Forward contracts - foreign exchange	—	149	—	—	149
Total	$839	$286	$—	$—	$1,125
Derivatives - liabilities:
Futures - commodities	$259	$—	$—	$—	$259
Total return swaps - commodities	—	363	—	—	363
Total return swaps - equities	—	487	—	—	487
Forward contracts - foreign exchange	—	17	—	—	17
Total	$259	$867	$—	$—	$1,126
________________________
(1)    Comprised of certain investments measured at fair value using net asset value (NAV) as a practical expedient.
(2)    Included total return swaps - commodities held by consolidated Company-sponsored funds.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Investments Carried at Amortized Cost	Total
Cash equivalents	$23,372	$—	$—	$—	$—	$23,372
Equity investments at fair value:
Common stocks	$91,614	$—	$—	$—	$—	$91,614
Company-sponsored funds	246	—	—	—	—	246
Limited partnership interests	831	—	—	277	—	1,108
Preferred securities	983	12	—	—	—	995
Other	—	—	—	126	—	126
Total	$93,674	$12	$—	$403	$—	$94,089
Trading investments:
Fixed income	$—	$18,700	$—	$—	$—	$18,700
Held-to-maturity investments	$—	$—	$—	$—	$41,648	$41,648
Equity method investments	$—	$—	$—	$541	$—	$541

Total investments	$93,674	$18,712	$—	$944	$41,648	$154,978

Derivatives - assets:
Futures - commodities	$1,012	$—	$—	$—	$—	$1,012
Derivatives - liabilities:
Futures - commodities	$416	$—	$—	$—	$—	$416
Total return swaps - commodities	—	136	—	—	—	136
Total return swaps - equities	—	1,562	—	—	—	1,562
Forward contracts - foreign exchange	—	345	—	—	—	345
Total	$416	$2,043	$—	$—	$—	$2,459
________________________
(1)    Comprised of certain investments measured at fair value using net asset value (NAV) as a practical expedient.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:
•Equity investments at fair value - included limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table), both of which are valued based on the NAVs of the underlying investments. At June 30, 2021 and December 31, 2020, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
•Equity method investments - included the Company's partnership interest in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) at June 30, 2021 and December 31, 2020. GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either June 30, 2021 or December 31, 2020. In addition, at December 31, 2020, the Cohen & Steers Global Realty Focus Fund (GRF), a series of Cohen & Steers Series LP was included. During the first quarter of 2021, GRF was redeemed.
Held-to-maturity investments at December 31, 2020 were comprised of U.S. Treasury securities, which were directly issued by the U.S. government. These securities were purchased with the intent to hold to maturity and were recorded at amortized cost.
Investments measured at NAV as a practical expedient and investments carried at amortized cost have not been classified in the fair value hierarchy. The amounts presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments none of which were designated in a formal hedging relationship:

	As of June 30, 2021
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Futures - commodities	$15,181	$3,590	$839	$259
Total return swaps - commodities	—	11,014	—	363
Total return swaps - equities	—	21,281	24	487
Forward contracts - foreign exchange	—	11,183	149	17
Total corporate derivatives	$15,181	$47,068	$1,012	$1,126
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	9,341	—	113	—

Total	$24,522	$47,068	$1,125	$1,126

	As of December 31, 2020
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Futures - commodities	$13,624	$4,257	$1,012	$416
Total return swaps - commodities	—	9,598	—	136
Total return swaps - equities	—	17,688	—	1,562
Forward contracts - foreign exchange	—	14,061	—	345
Total	$13,624	$45,604	$1,012	$2,459
________________________
(1)    The fair value of derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
Our corporate derivatives include:
•Future commodity contracts utilized to gain exposure in the commodities market for the purpose of establishing a performance track record;
•Total return swap commodity contracts utilized as economic hedges to reduce the overall risk of the Company's market exposure to seed investments in commodity futures;
•Total return swap equity contracts utilized to economically hedge a portion of the market risk of certain other seed investments; and
•Forward foreign exchange contracts to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.

Non-corporate derivatives are comprised of commodity swap contracts that are utilized by certain of the consolidated Company-sponsored funds to gain exposure in the commodities market as part of the funds' investment strategies.

Cash included in due from brokers on the condensed consolidated statements of financial condition of $4.6 million and $4.9 million at June 30, 2021 and December 31, 2020, respectively, was held as collateral for corporate derivatives including futures, forward and swap contracts. U.S. Treasury securities included in investments on the condensed consolidated statements of financial condition of $1.2 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively, were held as collateral for corporate derivatives including futures and swap contracts. There was no collateral required for the non-corporate derivatives at June 30, 2021.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Corporate derivatives:
Futures - commodities	$1,463	$412	$2,168	$(1,689)
Total return swaps - commodities	(1,335)	(381)	(1,993)	1,760
Total return swaps - equities	(1,440)	—	(2,508)	—
Forward contracts - foreign exchange	(657)	(164)	477	(67)
Total corporate derivatives	$(1,969)	$(133)	$(1,856)	$4
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	1,193	—	1,072	—

Total (1)	$(776)	$(133)	$(784)	$4
________________________
(1)    Gains and losses on futures and total return swap contracts are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Gains and losses on forward foreign exchange contracts are recorded in foreign currency gain (loss)—net in the Company's condensed consolidated statements of operations.

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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$52,406	$32,162	$104,836	$40,230
Net (income) loss attributable to redeemable noncontrolling interests	(5,827)	(3,642)	(9,405)	8,862
Net income attributable to common stockholders	$46,579	$28,520	$95,431	$49,092
Basic weighted average shares outstanding	48,285	47,826	48,216	47,739
Dilutive potential shares from restricted stock units	666	746	615	810
Diluted weighted average shares outstanding	48,951	48,572	48,831	48,549

Basic earnings per share attributable to common stockholders	$0.96	$0.60	$1.98	$1.03
Diluted earnings per share attributable to common stockholders	$0.95	$0.59	$1.95	$1.01

Anti-dilutive common stock equivalents excluded from the calculation	—	63	—	—

8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2021 was approximately 25.4%, compared with approximately 28.0% for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
compensation. In addition, the effective tax rate for the three months ended June 30, 2021 included the cumulative effect of a change in the Company’s estimated effective tax rate for the year.

The effective tax rate for the six months ended June 30, 2021 was approximately 17.5%, compared with approximately 19.0% for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. These were more than offset by the reversal of certain liabilities associated with unrecognized tax benefits and the tax effect associated with the appreciated value of the restricted stock units delivered in January 2021. The effective tax rate for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. These were more than offset by the tax effect associated with the appreciated value of the restricted stock units delivered in January 2020.
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
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Investment advisory and administration fees (1)	$95,542	$61,035	$180,190	$129,377
Distribution and service fees	9,199	6,930	17,471	14,713
Total	$104,741	$67,965	$197,661	$144,090
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $3.7 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively, and $7.2 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively.
Included in accounts receivable at June 30, 2021 and December 31, 2020 are receivables due from Company-sponsored funds of $36.6 million and $30.2 million, respectively. Included in accounts payable at June 30, 2021 and December 31, 2020 are payables due to Company-sponsored funds of $0.4 million and $0.6 million, respectively.

10. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company periodically commits to fund a portion of the equity in certain of its sponsored investment products. The Company has committed to co-invest up to $5.1 million alongside GRP-TE, a portion of which is made through GRP-TE and the remainder of which is made through GRP-CIP for up to 12 years through the life of GRP-TE. As of June 30, 2021, the Company has funded approximately $3.8 million with respect to this commitment. The actual timing for funding the unfunded portion of this commitment is currently unknown, as the drawdown of the Company's unfunded commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE and GRP-CIP invest. The unfunded commitment was not recorded on the Company's condensed consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

11. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.

12. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On August 5, 2021, the Company declared a quarterly dividend on its common stock in the amount of $0.45 per share. The dividend will be payable on August 26, 2021 to stockholders of record at the close of business on August 16, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our revenue is derived from fees received from our clients, including fees for managing or subadvising client accounts as well as investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, investment performance. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation or depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Institutional Accounts
Assets under management, beginning of period	$36,538	$25,045	$33,255	$31,813
Inflows	1,826	1,904	4,161	4,167
Outflows	(1,454)	(523)	(2,202)	(1,984)
Net inflows (outflows)	372	1,381	1,959	2,183
Market appreciation (depreciation)	3,555	2,775	5,555	(4,479)
Distributions	(309)	(334)	(613)	(650)
Total increase (decrease)	3,618	3,822	6,901	(2,946)
Assets under management, end of period	$40,156	$28,867	$40,156	$28,867
Percentage of total assets under management	41.7%	43.5%	41.7%	43.5%
Average assets under management	$39,103	$27,111	$36,877	$28,524

Open-end Funds
Assets under management, beginning of period	$38,623	$24,561	$35,160	$30,725
Inflows	4,577	5,163	9,647	9,540
Outflows	(2,490)	(3,124)	(5,396)	(7,434)
Net inflows (outflows)	2,087	2,039	4,251	2,106
Market appreciation (depreciation)	3,134	2,898	4,671	(3,106)
Distributions	(312)	(577)	(550)	(804)
Total increase (decrease)	4,909	4,360	8,372	(1,804)
Assets under management, end of period	$43,532	$28,921	$43,532	$28,921
Percentage of total assets under management	45.2%	43.6%	45.2%	43.6%
Average assets under management	$41,469	$26,799	$39,064	$28,329

Closed-end Funds
Assets under management, beginning of period	$11,879	$7,763	$11,493	$9,644
Inflows	103	1	168	404
Outflows	—	—	—	(88)
Net inflows (outflows)	103	1	168	316
Market appreciation (depreciation)	703	903	1,172	(1,165)
Distributions	(148)	(128)	(296)	(256)
Total increase (decrease)	658	776	1,044	(1,105)
Assets under management, end of period	$12,537	$8,539	$12,537	$8,539
Percentage of total assets under management	13.0%	12.9%	13.0%	12.9%
Average assets under management	$12,372	$8,322	$11,989	$8,804

Total
Assets under management, beginning of period	$87,040	$57,369	$79,908	$72,182
Inflows	6,506	7,068	13,976	14,111
Outflows	(3,944)	(3,647)	(7,598)	(9,506)
Net inflows (outflows)	2,562	3,421	6,378	4,605
Market appreciation (depreciation)	7,392	6,576	11,398	(8,750)
Distributions	(769)	(1,039)	(1,459)	(1,710)
Total increase (decrease)	9,185	8,958	16,317	(5,855)
Assets under management, end of period	$96,225	$66,327	$96,225	$66,327
Average assets under management	$92,944	$62,232	$87,930	$65,657

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advisory
Assets under management, beginning of period	$20,279	$13,048	$17,628	$15,669
Inflows	1,512	1,103	3,449	2,537
Outflows	(493)	(252)	(736)	(989)
Net inflows (outflows)	1,019	851	2,713	1,548
Market appreciation (depreciation)	1,817	1,352	2,774	(1,966)
Total increase (decrease)	2,836	2,203	5,487	(418)
Assets under management, end of period	$23,115	$15,251	$23,115	$15,251
Percentage of institutional assets under management	57.6%	52.8%	57.6%	52.8%
Average assets under management	$22,084	$14,366	$20,501	$14,601

Japan Subadvisory
Assets under management, beginning of period	$9,924	$7,792	$9,720	$10,323
Inflows	22	418	120	976
Outflows	(294)	(100)	(596)	(378)
Net inflows (outflows)	(272)	318	(476)	598
Market appreciation (depreciation)	1,160	960	1,872	(1,535)
Distributions	(309)	(334)	(613)	(650)
Total increase (decrease)	579	944	783	(1,587)
Assets under management, end of period	$10,503	$8,736	$10,503	$8,736
Percentage of institutional assets under management	26.2%	30.3%	26.2%	30.3%
Average assets under management	$10,306	$8,128	$9,985	$8,866

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,335	$4,205	$5,907	$5,821
Inflows	292	383	592	654
Outflows	(667)	(171)	(870)	(617)
Net inflows (outflows)	(375)	212	(278)	37
Market appreciation (depreciation)	578	463	909	(978)
Total increase (decrease)	203	675	631	(941)
Assets under management, end of period	$6,538	$4,880	$6,538	$4,880
Percentage of institutional assets under management	16.3%	16.9%	16.3%	16.9%
Average assets under management	$6,713	$4,617	$6,391	$5,057

Total Institutional Accounts
Assets under management, beginning of period	$36,538	$25,045	$33,255	$31,813
Inflows	1,826	1,904	4,161	4,167
Outflows	(1,454)	(523)	(2,202)	(1,984)
Net inflows (outflows)	372	1,381	1,959	2,183
Market appreciation (depreciation)	3,555	2,775	5,555	(4,479)
Distributions	(309)	(334)	(613)	(650)
Total increase (decrease)	3,618	3,822	6,901	(2,946)
Assets under management, end of period	$40,156	$28,867	$40,156	$28,867
Average assets under management	$39,103	$27,111	$36,877	$28,524

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Real Estate
Assets under management, beginning of period	$36,984	$23,794	$32,827	$31,024
Inflows	2,592	3,596	5,718	6,083
Outflows	(1,723)	(1,522)	(3,114)	(3,453)
Net inflows (outflows)	869	2,074	2,604	2,630
Market appreciation (depreciation)	4,419	3,035	7,256	(4,342)
Distributions	(407)	(784)	(822)	(1,224)
Transfers	—	—	—	31
Total increase (decrease)	4,881	4,325	9,038	(2,905)
Assets under management, end of period	$41,865	$28,119	$41,865	$28,119
Percentage of total assets under management	43.5%	42.4%	43.5%	42.4%
Average assets under management	$40,269	$25,642	$37,408	$27,595

Preferred Securities
Assets under management, beginning of period	$23,790	$14,872	$23,185	$17,581
Inflows	2,254	2,075	4,660	4,531
Outflows	(1,081)	(1,319)	(2,677)	(3,895)
Net inflows (outflows)	1,173	756	1,983	636
Market appreciation (depreciation)	750	1,653	752	(742)
Distributions	(215)	(165)	(422)	(328)
Transfers	—	—	—	(31)
Total increase (decrease)	1,708	2,244	2,313	(465)
Assets under management, end of period	$25,498	$17,116	$25,498	$17,116
Percentage of total assets under management	26.5%	25.8%	26.5%	25.8%
Average assets under management	$24,546	$16,422	$24,043	$16,856

Global/International Real Estate
Assets under management, beginning of period	$16,421	$11,005	$15,214	$13,509
Inflows	1,111	1,108	2,190	2,855
Outflows	(890)	(482)	(1,457)	(1,380)
Net inflows (outflows)	221	626	733	1,475
Market appreciation (depreciation)	1,664	1,059	2,373	(2,286)
Distributions	(86)	(31)	(100)	(39)
Total increase (decrease)	1,799	1,654	3,006	(850)
Assets under management, end of period	$18,220	$12,659	$18,220	$12,659
Percentage of total assets under management	18.9%	19.1%	18.9%	19.1%
Average assets under management	$17,697	$11,799	$16,660	$12,288

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Global Listed Infrastructure
Assets under management, beginning of period	$7,604	$6,175	$6,729	$8,076
Inflows	480	252	1,159	542
Outflows	(141)	(279)	(215)	(668)
Net inflows (outflows)	339	(27)	944	(126)
Market appreciation (depreciation)	355	670	670	(1,078)
Distributions	(52)	(50)	(97)	(104)
Total increase (decrease)	642	593	1,517	(1,308)
Assets under management, end of period	$8,246	$6,768	$8,246	$6,768
Percentage of total assets under management	8.6%	10.2%	8.6%	10.2%
Average assets under management	$8,051	$6,763	$7,595	$7,189

Other
Assets under management, beginning of period	$2,241	$1,523	$1,953	$1,992
Inflows	69	37	249	100
Outflows	(109)	(45)	(135)	(110)
Net inflows (outflows)	(40)	(8)	114	(10)
Market appreciation (depreciation)	204	159	347	(302)
Distributions	(9)	(9)	(18)	(15)
Total increase (decrease)	155	142	443	(327)
Assets under management, end of period	$2,396	$1,665	$2,396	$1,665
Percentage of total assets under management	2.5%	2.5%	2.5%	2.5%
Average assets under management	$2,381	$1,606	$2,224	$1,729

Total
Assets under management, beginning of period	$87,040	$57,369	$79,908	$72,182
Inflows	6,506	7,068	13,976	14,111
Outflows	(3,944)	(3,647)	(7,598)	(9,506)
Net inflows (outflows)	2,562	3,421	6,378	4,605
Market appreciation (depreciation)	7,392	6,576	11,398	(8,750)
Distributions	(769)	(1,039)	(1,459)	(1,710)
Total increase (decrease)	9,185	8,958	16,317	(5,855)
Assets under management, end of period	$96,225	$66,327	$96,225	$66,327
Average assets under management	$92,944	$62,232	$87,930	$65,657

Investment Performance at June 30, 2021
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
(2)    © 2021 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2021. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at June 30, 2021 increased 45.1% to $96.2 billion from $66.3 billion at June 30, 2020. The increase was due to net inflows of $12.5 billion and market appreciation of $20.4 billion, partially offset by distributions of $3.0 billion. Net inflows included $6.5 billion into preferred securities, $4.6 billion into U.S. real estate and $944 million into global/international real estate. Market appreciation included $11.0 billion from U.S. real estate, $4.8 billion from global/international real estate, $2.7 billion from preferred securities and $1.3 billion from global listed infrastructure. Distributions included $1.9 billion from U.S. real estate and $790 million from preferred securities. Our organic growth rate for the twelve months ended June 30, 2021 was 18.9%. The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.

Average assets under management for the three months ended June 30, 2021 increased 49.4% to $92.9 billion from $62.2 billion for the three months ended June 30, 2020.
Institutional accounts
Assets under management in institutional accounts at June 30, 2021, which represented 41.7% of total assets under management, increased 39.1% to $40.2 billion from $28.9 billion at June 30, 2020. The increase was due to net inflows of $2.5 billion and market appreciation of $10.1 billion, partially offset by distributions of $1.3 billion. Net inflows included $1.6 billion into U.S. real estate and $519 million into global/international real estate. Market appreciation included $4.5 billion from U.S. real estate and $4.1 billion from global/international real estate. Distributions included $1.3 billion from U.S. real estate. Our organic growth rate for institutional accounts for the twelve months ended June 30, 2021 was 8.8%.
Average assets under management for institutional accounts for the three months ended June 30, 2021 increased 44.2% to $39.1 billion from $27.1 billion for the three months ended June 30, 2020.
Assets under management in institutional advisory accounts at June 30, 2021, which represented 57.6% of institutional assets under management, increased 51.6% to $23.1 billion from $15.3 billion at June 30, 2020. The increase was due to net inflows of $2.7 billion and market appreciation of $5.1 billion. Net inflows included $1.4 billion into U.S. real estate, $713 million into global/international real estate and $587 million into preferred securities. Market appreciation included $2.3 billion from global/international real estate and $1.7 billion from U.S. real estate. Our organic growth rate for institutional advisory accounts for the twelve months ended June 30, 2021 was 17.8%.
Average assets under management for institutional advisory accounts for the three months ended June 30, 2021 increased 53.7% to $22.1 billion from $14.4 billion for the three months ended June 30, 2020.
Assets under management in Japan subadvisory accounts at June 30, 2021, which represented 26.2% of institutional assets under management, increased 20.2% to $10.5 billion from $8.7 billion at June 30, 2020. The increase was due to market appreciation of $3.2 billion, partially offset by net outflows of $99 million and distributions of $1.3 billion. Net outflows included $219 million from global/international real estate and $147 million from preferred securities, partially offset by net inflows of $273 million into U.S. real estate. Market appreciation included $2.5 billion from U.S. real estate and $643 million from global/international real estate. Distributions included $1.3 billion from U.S. real estate. Our organic decay rate for Japan subadvisory accounts for the twelve months ended June 30, 2021 was 1.1%.
Average assets under management for Japan subadvisory accounts for the three months ended June 30, 2021 increased 26.8% to $10.3 billion from $8.1 billion for the three months ended June 30, 2020.
Assets under management in institutional subadvisory accounts excluding Japan at June 30, 2021, which represented 16.3% of institutional assets under management, increased 34.0% to $6.5 billion from $4.9 billion at June 30, 2020. The increase was due to market appreciation of $1.7 billion, partially offset by net outflows of $69 million, primarily from U.S. real estate. Market appreciation included $1.2 billion from global/international real estate and $270 million from U.S. real estate. Our organic decay rate for institutional subadvisory accounts excluding Japan for the twelve months ended June 30, 2021 was 1.4%.
Average assets under management for institutional subadvisory accounts excluding Japan for the three months ended June 30, 2021 increased 45.4% to $6.7 billion from $4.6 billion for the three months ended June 30, 2020.
Open-end funds
Assets under management in open-end funds at June 30, 2021, which represented 45.2% of total assets under management, increased 50.5% to $43.5 billion from $28.9 billion at June 30, 2020. The increase was due to net inflows of $7.6 billion and market appreciation of $8.2 billion, partially offset by distributions of $1.1 billion. Net inflows included $4.0 billion into preferred securities and $2.8 billion into U.S. real estate. Market appreciation included $5.6 billion from U.S. real estate, $1.7 billion from preferred securities and $637 million from global/international real estate. Distributions included $629 million from preferred securities ($463 million of which was reinvested) and $403 million from U.S. real estate ($372 million of which was reinvested). Our organic growth rate for open-end funds for the twelve months ended June 30, 2021 was 26.2%.
Average assets under management for open-end funds for the three months ended June 30, 2021 increased 54.7% to $41.5 billion from $26.8 billion for the three months ended June 30, 2020.

Closed-end funds
Assets under management in closed-end funds at June 30, 2021, which represented 13.0% of total assets under management, increased 46.8% to $12.5 billion from $8.5 billion at June 30, 2020. The increase was due to net inflows of $2.4 billion and market appreciation of $2.1 billion, partially offset by distributions of $556 million. Net inflows included $2.1 billion from the Company's initial public offering of the Cohen & Steers Tax-Advantaged Preferred Securities and
Income Fund (PTA). Our organic growth rate for closed-end funds for the twelve months ended June 30, 2021 was 28.3%.
Average assets under management for closed-end funds for the three months ended June 30, 2021 increased 48.7% to $12.4 billion from $8.3 billion for the three months ended June 30, 2020.

Summary of Operating Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2021	2020	2021	2020
U.S. GAAP
Revenue	$144,269	$94,087	$270,016	$199,917
Expenses	$84,572	$58,792	$158,381	$136,253
Operating income	$59,697	$35,295	$111,635	$63,664
Non-operating income (loss)	$8,536	$7,953	$13,489	$(11,890)
Net income attributable to common stockholders	$46,579	$28,520	$95,431	$49,092
Diluted earnings per share	$0.95	$0.59	$1.95	$1.01
Operating margin	41.4%	37.5%	41.3%	31.8%

As Adjusted (1)
Net income attributable to common stockholders	$45,917	$26,154	$84,546	$55,593
Diluted earnings per share	$0.94	$0.54	$1.73	$1.15
Operating margin	43.4%	37.7%	42.9%	38.0%
_________________________
(1)    These amounts represent the Company’s as adjusted results. Please refer to pages 34-35 for reconciliations of U.S. GAAP to as adjusted results.
U.S. GAAP

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenue

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Open-end funds	$69,706	$44,636	$25,070	56.2%
Institutional accounts	37,381	24,500	12,881	52.6%
Closed-end funds	27,261	17,512	9,749	55.7%
Investment advisory and administration fees	134,348	86,648	47,700	55.1%
Distribution and service fees	9,199	6,930	2,269	32.7%
Other	722	509	213	41.8%
Total revenue	$144,269	$94,087	$50,182	53.3%

Revenue for the three months ended June 30, 2021 increased primarily due to higher average assets under management across all three investment vehicles and the recognition of $2.3 million of performance fees from certain institutional accounts.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.4 bps and 67.0 bps for the three months ended June 30, 2021 and 2020, respectively.
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 38.3 bps and 36.3 bps for the three months ended June 30, 2021 and 2020, respectively. The increase in the implied annualized effective fee rate was primarily due to the recognition of performance fees for the three months ended June 30, 2021. Excluding the performance fees, the implied annualized effective fee rate for the three months ended June 30, 2021 would have been 36.0 bps.
•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 88.4 bps and 84.6 bps for the three months ended June 30, 2021 and 2020, respectively. The increase in the implied annualized effective fee rate was primarily due to the initial public offering of PTA, which concluded on October 27, 2020.

Expenses

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Employee compensation and benefits	$53,241	$34,320	$18,921	55.1%
Distribution and service fees	18,848	12,518	6,330	50.6%
General and administrative	11,466	10,726	740	6.9%
Depreciation and amortization	1,017	1,228	(211)	(17.2)%
Total expenses	$84,572	$58,792	$25,780	43.8%
Employee compensation and benefits expenses for the three months ended June 30, 2021 increased primarily due to higher incentive compensation of $12.5 million and higher accelerated vesting of certain restricted stock units of $2.7 million.
Distribution and service fees expense for the three months ended June 30, 2021 increased primarily due to higher average assets under management in U.S. open-end funds and a shift in the composition of assets under management into a higher cost intermediary.
General and administrative expenses for the three months ended June 30, 2021 increased primarily due to higher professional fees of $893,000, $387,000 of which was attributable to recruitment fees.
Operating Margin
Operating margin for the three months ended June 30, 2021 increased to 41.4% from 37.5% for the three months ended June 30, 2020. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

	Three Months Ended
	June 30, 2021				June 30, 2020
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$817		$20	$837	$604		$289	$893
Gain (loss) from investments—net	7,778		—	7,778	7,317		—	7,317
Foreign currency gains (losses)—net	223		(302)	(79)	(225)		(32)	(257)
Total non-operating income (loss)	$8,818	(1)	$(282)	$8,536	$7,696	(1)	$257	$7,953
_________________________
(1)    Seed investments included net income of $5.8 million and $3.6 million attributable to third-party interests for the three months ended June 30, 2021 and 2020, respectively.
Income Taxes

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Income tax expense	$15,827	$11,086	$4,741	42.8%
Effective tax rate	25.4%	28.0%
The effective tax rate for the three months ended June 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. In addition, the effective tax rate for the three months ended June 30, 2021 included the cumulative effect of a change in the Company’s estimated effective tax rate for the year.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenue

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Open-end funds	$130,309	$94,444	$35,865	38.0%
Institutional accounts	68,368	52,359	16,009	30.6%
Closed-end funds	52,592	37,134	15,458	41.6%
Investment advisory and administration fees	251,269	183,937	67,332	36.6%
Distribution and service fees	17,471	14,713	2,758	18.7%
Other	1,276	1,267	9	0.7%
Total revenue	$270,016	$199,917	$70,099	35.1%

Revenue for the six months ended June 30, 2021 increased primarily due to higher average assets under management across all three investment vehicles and higher performance fees from certain institutional accounts of $1.3 million.
•Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.3 bps and 67.0 bps for the six months ended June 30, 2021 and 2020, respectively.
•Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 37.4 bps and 36.9 bps for the six months ended June 30, 2021 and 2020, respectively. The increase in the implied annualized effective fee rate was primarily due to higher performance fees recognized for the six months ended June 30, 2021. Excluding the performance fees, the implied annualized effective fee rates for the six months ended June 30, 2021 and 2020, respectively, would have been 36.1 bps and 36.2 bps.
•Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 88.5 bps and 84.8 bps for the six months ended June 30, 2021 and 2020, respectively. The increase in the implied annualized effective fee rate was primarily due to the initial public offering of PTA, which concluded on October 27, 2020.
Expenses

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Employee compensation and benefits	$99,003	$72,937	$26,066	35.7%
Distribution and service fees	35,354	26,622	8,732	32.8%
General and administrative	21,840	34,314	(12,474)	(36.4)%
Depreciation and amortization	2,184	2,380	(196)	(8.2)%
Total expenses	$158,381	$136,253	$22,128	16.2%

Employee compensation and benefits expenses for the six months ended June 30, 2021 increased primarily due to higher incentive compensation of $19.0 million and higher accelerated vesting of certain restricted stock units of $3.8 million.
Distribution and service fees expense for the six months ended June 30, 2021 increased primarily due to higher average assets under management in U.S. open-end funds and a shift in the composition of assets under management into a higher cost intermediary.
General and administrative expenses for the six months ended June 30, 2021 decreased $12.5 million. The six months ended June 30, 2020 included costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering of approximately $12.0 million.
Operating Margin
Operating margin for the six months ended June 30, 2021 increased to 41.3% from 31.8% for the six months ended June 30, 2020. The six months ended June 30, 2020 included costs associated with the RQI rights offering.

Non-operating Income (Loss)

	Six Months Ended
	June 30, 2021				June 30, 2020
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$1,421		$32	$1,453	$1,211		$831	$2,042
Gain (loss) from investments—net	12,263		74	12,337	(14,710)		—	(14,710)
Foreign currency gains (losses)—net	414		(715)	(301)	(698)		1,476	778
Total non-operating income (loss)	$14,098	(1)	$(609)	$13,489	$(14,197)	(1)	$2,307	$(11,890)
_________________________
(1)    Seed investments included net income of $9.4 million and net loss of $8.9 million attributable to third-party interests for the six months ended June 30, 2021 and 2020, respectively.
Income Taxes

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Income tax expense	$20,288	$11,544	$8,744	75.7%
Effective tax rate	17.5%	19.0%
The effective tax rate for the six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. These were more than offset by the reversal of certain liabilities associated with unrecognized tax benefits and the tax effect associated with the appreciated value of the restricted stock units delivered in January 2021. The effective tax rate for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. These were more than offset by the tax effect associated with the appreciated value of the restricted stock units delivered in January 2020.

As Adjusted
This section discusses as adjusted results. Please refer to pages 34-35 for reconciliations of U.S. GAAP to as adjusted results.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenue
Revenue, as adjusted, for the three months ended June 30, 2021 was $144.4 million, compared with $94.0 million for the three months ended June 30, 2020.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended June 30, 2021 were $81.8 million, compared with $58.6 million for the three months ended June 30, 2020.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for the three months ended June 30, 2021.
Operating Margin
Operating margin, as adjusted, for the three months ended June 30, 2021 was 43.4%, compared with 37.7% for the three months ended June 30, 2020.
Non-operating Income (Loss)
Non-operating loss, as adjusted, for the three months ended June 30, 2021 was $120,000, compared with non-operating income, as adjusted, of $140,000 for the three months ended June 30, 2020.
Non-operating income (loss), as adjusted, excluded the following for both periods:

•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the three months ended June 30, 2021 and 2020, respectively, was 26.5%.
The effective tax rate, as adjusted, excluded the tax effects associated with items noted above, as well as discrete tax items for both periods.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenue
Revenue, as adjusted, for the six months ended June 30, 2021 was $270.2 million, compared with $199.8 million for the six months ended June 30, 2020.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the six months ended June 30, 2021 were $154.4 million, compared with $123.9 million for the six months ended June 30, 2020.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for the six months ended June 30, 2021; and
•Costs associated with the RQI rights offering for the six months ended June 30, 2020.
Operating Margin
Operating margin, as adjusted, for the six months ended June 30, 2021 was 42.9%, compared with 38.0% for the six months ended June 30, 2020.
Non-operating Income (Loss)
Non-operating loss, as adjusted, for the six months ended June 30, 2021 was $238,000, compared with non-operating income, as adjusted, of $263,000 for the six months ended June 30, 2020.
Non-operating income (loss), as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the six months ended June 30, 2021 was 26.9%, compared with 27.0% for the six months ended June 30, 2020.
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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2021	2020		2021	2020
Net income attributable to common stockholders, U.S. GAAP	$46,579	$28,520		$95,431	$49,092
Seed investments (1)	(2,752)	(3,885)		(4,264)	5,703
Accelerated vesting of restricted stock units	2,664	—		3,752	—
Rights offering costs (2)	—	—		—	11,859
Foreign currency exchange (gains) losses—net (3)	162	(117)		371	(2,044)
Tax adjustments (4)	(736)	1,636		(10,744)	(9,017)
Net income attributable to common stockholders, as adjusted	$45,917	$26,154		$84,546	$55,593

Diluted weighted average shares outstanding	48,951	48,572		48,831	48,549
Diluted earnings per share, U.S. GAAP	$0.95	$0.59		$1.95	$1.01
Seed investments	(0.06)	(0.08)		(0.09)	0.12
Accelerated vesting of restricted stock units	0.06	—		0.08	—
Rights offering costs	—	—		—	0.25
Foreign currency exchange (gains) losses—net	0.01	—	*	0.01	(0.04)
Tax adjustments	(0.02)	0.03		(0.22)	(0.19)
Diluted earnings per share, as adjusted	$0.94	$0.54		$1.73	$1.15
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
(3)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4)    Tax adjustments are summarized in the following table:

Discrete tax items	$(10)	$13	$(10,249)	$(5,807)
Tax effect of adjustments included above	(726)	1,623	(495)	(3,210)
Total tax adjustments	$(736)	$1,636	$(10,744)	$(9,017)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Revenue, U.S. GAAP	$144,269	$94,087	$270,016	$199,917
Seed investments (1)	105	(60)	199	(89)
Revenue, as adjusted	$144,374	$94,027	$270,215	$199,828

Expenses, U.S. GAAP	$84,572	$58,792	$158,381	$136,253
Seed investments (1)	(134)	(229)	(230)	(457)
Accelerated vesting of restricted stock units	(2,664)	—	(3,752)	—
Rights offering costs (2)	—	—	—	(11,859)
Expenses, as adjusted	$81,774	$58,563	$154,399	$123,937

Operating income, U.S. GAAP	$59,697	$35,295	$111,635	$63,664
Seed investments (1)	239	169	429	368
Accelerated vesting of restricted stock units	2,664	—	3,752	—
Rights offering costs (2)	—	—	—	11,859
Operating income, as adjusted	$62,600	$35,464	$115,816	$75,891

Operating margin, U.S. GAAP	41.4%	37.5%	41.3%	31.8%
Operating margin, as adjusted	43.4%	37.7%	42.9%	38.0%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2)    Represents costs associated with the RQI rights offering which were recorded in general and administrative expenses in the first quarter of 2020.
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Non-operating income (loss), U.S. GAAP	$8,536	$7,953	$13,489	$(11,890)
Seed investments (1)	(8,818)	(7,696)	(14,098)	14,197
Foreign currency exchange (gains) losses—net (2)	162	(117)	371	(2,044)
Non-operating income (loss), as adjusted	$(120)	$140	$(238)	$263
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
The table below summarizes our net liquid assets:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$111,229	$41,232
U.S. Treasury securities	—	41,648
Seed investments—net	70,142	60,083
Current assets	79,422	70,208
Current liabilities	(76,207)	(93,870)
Net liquid assets	$184,586	$119,301
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
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At June 30, 2021, institutional accounts comprised 52.0% of total accounts receivable, while open-end and closed-end funds, together, comprised 47.5% of total accounts receivable. Open-end and closed-end fund receivables are generally collected on the first business day of the following month. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at June 30, 2021, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities are generally defined as obligations due within one year, which include accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable, and other liabilities and accrued expenses.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.

The table below summarizes cash flows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flow Data:
Net cash provided by (used in) operating activities	$90,023	$55,601
Net cash provided by (used in) investing activities	38,148	(3,511)
Net cash provided by (used in) financing activities	(58,155)	(64,184)
Net increase (decrease) in cash and cash equivalents	70,016	(12,094)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(1,123)
Cash and cash equivalents, beginning of the period	41,232	101,352
Cash and cash equivalents, end of the period	$111,229	$88,135
Cash and cash equivalents increased by $70.0 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2021. Net cash provided by operating activities was $90.0 million for the six months ended June 30, 2021. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $38.1 million, which included $72.2 million of proceeds from the sale and maturities of investments, primarily attributable to U.S. Treasury securities of $41.7 million held for corporate purposes and $24.4 million held directly for the purpose of establishing performance track records, partially offset by $33.2 million of investment purchases, primarily attributable to securities held directly for the purpose of establishing performance track records of $23.6 million. Net cash used in financing activities was $58.2 million, including dividends paid to stockholders of $43.5 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $21.3 million, as well as distributions to redeemable noncontrolling interests of $5.4 million, partially offset by contributions from redeemable noncontrolling interests of $11.4 million.
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
On August 5, 2021, the Company declared a quarterly dividend on its common stock in the amount of $0.45 per share. The dividend will be payable on August 26, 2021 to stockholders of record at the close of business on August 16, 2021.
Investment Commitments
We have committed to co-invest up to $5.1 million alongside Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE). As of June 30, 2021, we have funded approximately $3.8 million of this commitment. Our co-investment alongside GRP-TE is illiquid and is anticipated to be invested for the life of the fund. The timing of the funding of the unfunded portion of our commitment is currently unknown, as the drawdown of our commitment is contingent on the timing of drawdowns by the underlying funds in which GRP-TE invests. The unfunded portion of this commitment was not recorded on our condensed consolidated statements of financial condition at June 30, 2021.

Contractual Obligations and Contingencies
We have future obligations under various operating leases, purchase obligations and a transition tax liability in connection with the enactment of the Tax Cuts and Jobs Act in 2017. During the six months ended June 30, 2021, there were no material changes to the Company’s contractual obligations.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements do not currently have a material effect on our financial condition, results of operations, liquidity or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and general economic conditions, which may have an adverse impact on the value of our investments.
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
Our seed investments are subject to price risk. We may mitigate this by entering into derivative contracts to economically hedge a portion of our risk. The following table summarizes the effect that a ten percent increase or decrease in prices would have on the carrying value of our seed investments, which is presented net of redeemable noncontrolling interests, as of June 30, 2021 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Seed investments—net	$70,142	$(32,295)	$37,847	$41,632	$34,062

A majority of our revenue—93.1% and 92.0% for the six months ended June 30, 2021 and 2020, respectively—was derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to market conditions including inflation, interest rate changes and a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
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
As of June 30, 2021, 62.4% and 26.5% of the assets we managed were concentrated in real estate and preferred securities, respectively. A change in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate and preferred securities in our clients’ portfolios, reduce our revenue, and impact our ability to increase assets in our open-end funds or offer new funds.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2021 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2021, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2021	194	$67.01	—	—
May 1 through May 31, 2021	949	$72.05	—	—
June 1 through June 30, 2021	—	$—	—	—
Total	1,143	$71.19	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	August 6, 2021	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 6, 2021	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer