Form 10-Q
period 2021-09-30
COHEN & STEERS, INC.
filed 2021-11-05
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(212) 832-3232
(Registrant's Telephone Number, Including Area Code)
  ________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CNS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 1, 2021 was 48,257,022.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$168,472	$41,232
Investments ($101,046 and $80,743) (1)	138,044	154,978
Accounts receivable	89,142	69,680
Due from brokers ($779 and $223) (1)	3,251	5,125
Property and equipment—net	9,055	10,341
Operating lease right-of-use assets—net	24,293	31,203
Goodwill and intangible assets—net	19,897	20,495
Other assets ($665 and $637) (1)	16,439	15,399
Total assets	$468,593	$348,453

Liabilities:
Accrued compensation and benefits	$64,228	$56,384
Distribution and service fees payable	11,271	7,748
Operating lease liabilities	27,110	34,926
Income tax payable	21,065	12,672
Due to brokers ($1,604 and $128) (1)	2,654	501
Other liabilities and accrued expenses ($227 and $326) (1)	11,692	11,318
Total liabilities	138,020	123,549
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interests	66,032	50,665
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,238,309 and 53,462,621 shares issued at September 30, 2021 and December 31, 2020, respectively	542	535
Additional paid-in capital	703,790	670,142
Accumulated deficit	(211,676)	(291,542)
Accumulated other comprehensive loss	(5,986)	(4,134)
Treasury stock, at cost, 5,984,959 and 5,674,510 shares at September 30, 2021 and December 31, 2020, respectively	(222,129)	(200,762)
Total stockholders' equity	264,541	174,239
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$468,593	$348,453
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2021 and December 31, 2020 attributable to variable interest entities consolidated by the Company. Refer to Note 4 for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Investment advisory and administration fees	$143,638	$103,160	$394,907	$287,097
Distribution and service fees	9,900	7,572	27,371	22,285
Other	649	427	1,925	1,694
Total revenue	154,187	111,159	424,203	311,076
Expenses:
Employee compensation and benefits	53,092	41,060	152,095	113,997
Distribution and service fees	19,906	14,642	55,260	41,264
General and administrative	11,981	11,006	33,821	45,320
Depreciation and amortization	977	1,144	3,161	3,524
Total expenses	85,956	67,852	244,337	204,105
Operating income (loss)	68,231	43,307	179,866	106,971
Non-operating income (loss):
Interest and dividend income—net	719	694	2,172	2,736
Gain (loss) from investments—net	(418)	3,279	11,919	(11,431)
Foreign currency gain (loss)—net	945	(742)	644	36
Total non-operating income (loss)	1,246	3,231	14,735	(8,659)
Income before provision for income taxes	69,477	46,538	194,601	98,312
Provision for income taxes	18,090	12,532	38,378	24,076
Net income	51,387	34,006	156,223	74,236
Net (income) loss attributable to redeemable noncontrolling interests	96	(2,102)	(9,309)	6,760
Net income attributable to common stockholders	$51,483	$31,904	$146,914	$80,996

Earnings per share attributable to common stockholders:
Basic	$1.06	$0.67	$3.04	$1.70
Diluted	$1.05	$0.66	$3.00	$1.67
Dividends declared per share	$0.45	$0.39	$1.35	$1.17
Weighted average shares outstanding:
Basic	48,386	47,855	48,273	47,778
Diluted	49,262	48,681	48,976	48,588

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$51,387	$34,006	$156,223	$74,236
Net (income) loss attributable to redeemable noncontrolling interests	96	(2,102)	(9,309)	6,760
Net income attributable to common stockholders	51,483	31,904	146,914	80,996
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,456)	1,357	(1,852)	261
Total comprehensive income attributable to common stockholders	$50,027	$33,261	$145,062	$81,257

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2021	$542	$692,719	$(240,744)	$(4,530)	$(222,099)	$225,888	$66,081
Dividends ($0.45 per share)	—	—	(22,415)	—	—	(22,415)	—
Issuance of common stock	—	267	—	—	—	267	—
Repurchase of common stock	—	—	—	—	(30)	(30)	—
Issuance of restricted stock units—net	—	1,321	—	—	—	1,321	—
Amortization of restricted stock units	—	9,702	—	—	—	9,702	—
Forfeitures of restricted stock units	—	(219)	—	—	—	(219)	—
Net income (loss)	—	—	51,483	—	—	51,483	(96)
Other comprehensive income (loss)	—	—	—	(1,456)	—	(1,456)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	47
September 30, 2021	$542	$703,790	$(211,676)	$(5,986)	$(222,129)	$264,541	$66,032

	Three Months Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2020	$535	$652,579	$(231,409)	$(7,422)	$(200,740)	$213,543	$43,073
Dividends ($0.39 per share)	—	—	(19,138)	—	—	(19,138)	—
Issuance of common stock	—	225	—	—	—	225	—
Repurchase of common stock	—	—	—	—	(22)	(22)	—
Issuance of restricted stock units—net	—	652	—	—	—	652	—
Amortization of restricted stock units	—	7,247	—	—	—	7,247	—
Forfeitures of restricted stock units	—	(14)	—	—	—	(14)	—
Net income (loss)	—	—	31,904	—	—	31,904	2,102
Other comprehensive income (loss)	—	—	—	1,357	—	1,357	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	245
September 30, 2020	$535	$660,689	$(218,643)	$(6,065)	$(200,762)	$235,754	$45,420

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)—(Continued)
(in thousands, except per share data)

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2021	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$174,239	$50,665
Dividends ($1.35 per share)	—	—	(67,048)	—	—	(67,048)	—
Issuance of common stock	7	1,001	—	—	—	1,008	—
Repurchase of common stock	—	—	—	—	(21,367)	(21,367)	—
Issuance of restricted stock units—net	—	3,754	—	—	—	3,754	—
Amortization of restricted stock units	—	29,319	—	—	—	29,319	—
Forfeitures of restricted stock units	—	(426)	—	—	—	(426)	—
Net income (loss)	—	—	146,914	—	—	146,914	9,309
Other comprehensive income (loss)	—	—	—	(1,852)	—	(1,852)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	6,058
September 30, 2021	$542	$703,790	$(211,676)	$(5,986)	$(222,129)	$264,541	$66,032

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2020	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412
Dividends ($1.17 per share)	—	—	(57,178)	—	—	(57,178)	—
Issuance of common stock	8	827	—	—	—	835	—
Repurchase of common stock	—	—	—	—	(25,937)	(25,937)	—
Issuance of restricted stock units—net	—	1,721	—	—	—	1,721	—
Amortization of restricted stock units	—	21,398	—	—	—	21,398	—
Forfeitures of restricted stock units	—	(45)	—	—	—	(45)	—
Net income (loss)	—	—	80,996	—	—	80,996	(6,760)
Other comprehensive income (loss)	—	—	—	261	—	261	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,232)
September 30, 2020	$535	$660,689	$(218,643)	$(6,065)	$(200,762)	$235,754	$45,420

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$156,223	$74,236
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	30,993	22,002
Depreciation and amortization	12,046	9,430
(Gain) loss from investments—net	(11,919)	11,431
Deferred income taxes	1,813	43
Foreign currency (gain) loss	2,445	(559)
Changes in operating assets and liabilities:
Accounts receivable	(21,907)	(7,434)
Due from brokers	1,970	(700)
Deferred commissions	(1,120)	(1,075)
Investments within consolidated Company-sponsored funds	(9,784)	545
Other assets	(197)	(1,194)
Accrued compensation and benefits	7,844	(12,296)
Distribution and service fees payable	3,523	(596)
Operating lease liabilities	(8,621)	(5,680)
Due to brokers	2,056	(73)
Income tax payable	8,447	1,246
Other liabilities and accrued expenses	(2,846)	(2,138)
Net cash provided by (used in) operating activities	170,966	87,188
Cash flows from investing activities:
Purchases of investments	(44,399)	(58,679)
Proceeds from sales and maturities of investments	83,547	51,059
Purchases of property and equipment	(1,880)	(1,962)
Net cash provided by (used in) investing activities	37,268	(9,582)
Cash flows from financing activities:
Issuance of common stock—net	856	710
Repurchase of common stock	(21,367)	(25,937)
Dividends to stockholders	(65,224)	(55,971)
Distributions to redeemable noncontrolling interests	(5,528)	(5,774)
Contributions from redeemable noncontrolling interests	11,586	4,542
Net cash provided by (used in) financing activities	(79,677)	(82,430)
Net increase (decrease) in cash and cash equivalents	128,557	(4,824)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,317)	(223)
Cash and cash equivalents, beginning of the period	41,232	101,352
Cash and cash equivalents, end of the period	$168,472	$96,305

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the nine months ended September 30, 2021, the Company paid taxes of approximately $28.1 million. During the nine months ended September 30, 2020, the Company paid taxes of approximately $25.4 million and received tax refunds of approximately $2.7 million.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of approximately $1.8 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in the issuance of restricted stock units and dividends in the condensed consolidated statements of changes in stockholders' equity.

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
Reclassifications—The Company reclassified certain prior period amounts to conform with the current period presentation, primarily related to accrued employee benefits which were reclassified from other liabilities and accrued expenses to accrued compensation and benefits on the Company's condensed consolidated statements of financial condition and cash flows.
Consolidation of Company-sponsored Funds—Investments in Company-sponsored funds and management fees are evaluated at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the Variable Interest Entity (VIE) model or the Voting Interest Entity (VOE) model. In performing this analysis, all of the Company's management fees are commensurate and at market and are therefore not considered variable interests.
A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has (i) the power to direct the activities of the VIE that most significantly affect its performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Subscriptions and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. Limited partnerships and similar entities are determined to be a VIE when the Company is the general partner and the limited partners do not hold substantive kick-out or participation rights. The Company assesses

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. VIEs for which the Company is deemed to be the primary beneficiary are consolidated.
Investments in Company-sponsored funds that are determined to be VOEs are consolidated when the Company's ownership interest is greater than 50% of the outstanding voting interests of the fund.
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
•Held-to-maturity investments generally represent corporate investments in U.S. Treasury securities recorded at amortized cost. Under the current expected credit loss model, any expected credit losses are recognized as an allowance, which represents an adjustment to the amortized costs basis. The Company did not hold any held-to-maturity investments at September 30, 2021.
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
ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in remeasurement of the lease liability and a corresponding adjustment to the ROU asset.
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
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of the Company's sponsored open-end funds distributed by CSS and represents variable consideration as it is based on assets under management which fluctuate daily. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
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
Distribution fees represent payments made to qualified intermediaries for (i) assistance in connection with the distribution of the Company's sponsored open-end funds' shares and (ii) for other expenses such as advertising, printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940. Distribution fees are based on average assets under management of certain share classes of certain of the funds.
Shareholder servicing fees represent payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. Shareholder servicing fees are generally based on average assets under management.
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing as well as marketing and support of the Company's sponsored open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on the average assets under management.
Stock-based Compensation—The Company recognizes compensation expense for the grant-date fair value of restricted stock unit awards to certain employees. This expense is recognized over the period during which employees are required to provide service. Forfeitures are recorded as incurred. Any change to the key terms of an employee’s award subsequent to the grant date is evaluated and, if necessary, accounted for as a modification. If the modification results in the remeasurement of the fair value of the award, the remeasured compensation cost is recognized over the remaining service period.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(6.0) million and $(4.1) million at September 30, 2021 and December 31, 2020, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)-net within non-operating income (loss) in the Company’s condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Client domicile:
North America	$134,243	$91,298	$368,685	$263,712
Japan	9,960	8,011	28,021	23,913
Europe, Middle East and Africa	6,593	8,837	17,869	14,830
Asia Pacific excluding Japan	3,391	3,013	9,628	8,621
Total	$154,187	$111,159	$424,203	$311,076

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Investment vehicle:
Open-end funds (1)	$88,026	$59,603	$237,082	$170,027
Institutional accounts	38,039	32,880	106,407	85,239
Closed-end funds	28,122	18,676	80,714	55,810
Total	$154,187	$111,159	$424,203	$311,076
________________________
(1)    Included distribution and service fees and other revenue for the periods presented.

4. Investments

The following table summarizes the Company's investments -

(in thousands)	September 30, 2021	December 31, 2020
Equity investments at fair value	$108,850	$94,089
Trading	29,179	18,700
Held-to-maturity carried at amortized cost (1)	—	41,648
Equity method	15	541
Total investments	$138,044	$154,978
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net realized gains (losses) during the period	$2,274	$(177)	$6,730	$(5,598)
Net unrealized gains (losses) during the period on investments still held at the end of the period	(2,692)	3,456	5,189	(5,833)
Gain (loss) from investments—net (1)	$(418)	$3,279	$11,919	$(11,431)
________________________
(1)    Included gain (loss) attributable to redeemable noncontrolling interests.
At September 30, 2021 and December 31, 2020, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP) and the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP).
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	September 30, 2021
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,697	$50,497	$42,607	$245	$101,046
Due from brokers	4	303	405	67	779
Other assets	32	183	450	—	665
Total assets	$7,733	$50,983	$43,462	$312	$102,490

Liabilities (1)
Due to brokers	$25	$303	$1,276	$—	$1,604
Other liabilities and accrued expenses	29	102	91	5	227
Total liabilities	$54	$405	$1,367	$5	$1,831

	December 31, 2020
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,140	$39,672	$33,654	$277	$80,743
Due from brokers	69	45	52	57	223
Other assets	44	359	234	—	637
Total assets	$7,253	$40,076	$33,940	$334	$81,603

Liabilities (1)
Due to brokers	$27	$40	$61	$—	$128
Other liabilities and accrued expenses	29	211	81	5	326
Total liabilities	$56	$251	$142	$5	$454
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
The following tables present fair value measurements:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$147,333	$—	$—	$—	$147,333
Equity investments at fair value:
Common stocks	$106,113	$115	$—	$—	$106,228
Company-sponsored funds	96	—	—	—	96
Limited partnership interests	967	—	—	245	1,212
Preferred securities	1,176	5	—	—	1,181
Other	—	—	—	133	133
Total	$108,352	$120	$—	$378	$108,850
Trading investments:
Fixed income	$—	$29,179	$—	$—	$29,179
Equity method investments	$—	$—	$—	$15	$15

Total investments	$108,352	$29,299	$—	$393	$138,044

Derivatives - assets:
Futures - commodities	$1,476	$—	$—	$—	$1,476
Total return swaps - commodities (2)	—	199	—	—	199
Total return swaps - equities	—	569	—	—	569
Forward contracts - foreign exchange	—	288	—	—	288
Total	$1,476	$1,056	$—	$—	$2,532
Derivatives - liabilities:
Futures - commodities	$554	$—	$—	$—	$554
Total return swaps - commodities	—	435	—	—	435
Total	$554	$435	$—	$—	$989
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments were comprised of:
•Equity investments at fair value - included limited partner interests in limited partnership vehicles that invest in non-registered real estate funds and the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table), both of which are valued based on the NAVs of the underlying investments. At September 30, 2021 and December 31, 2020, the Company did not have the ability to redeem the interests in the limited partnership vehicles; there were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
•Equity method investments - included the Company's partnership interest in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) at September 30, 2021 and December 31, 2020. GRP-TE invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either September 30, 2021 or December 31, 2020. In addition, at December 31, 2020, the Cohen & Steers Global Realty Focus Fund (GRF), a series of Cohen & Steers Series LP was included. During the first quarter of 2021, GRF was redeemed.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments none of which were designated in a formal hedging relationship:

	As of September 30, 2021
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Futures - commodities	$17,493	$5,547	$1,476	$554
Total return swaps - commodities	—	11,690	—	435
Total return swaps - equities	—	22,214	569	—
Forward contracts - foreign exchange	—	19,760	288	—
Total corporate derivatives	$17,493	$59,211	$2,333	$989
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	9,128	—	199	—

Total	$26,621	$59,211	$2,532	$989

	As of December 31, 2020
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Futures - commodities	$13,624	$4,257	$1,012	$416
Total return swaps - commodities	—	9,598	—	136
Total return swaps - equities	—	17,688	—	1,562
Forward contracts - foreign exchange	—	14,061	—	345
Total	$13,624	$45,604	$1,012	$2,459
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
Cash included in due from brokers on the condensed consolidated statements of financial condition of $2.4 million and $4.9 million at September 30, 2021 and December 31, 2020, respectively, was held as collateral for corporate derivatives including futures, forward and swap contracts. U.S. Treasury securities included in investments on the condensed consolidated statements of financial condition of $1.5 million at both September 30, 2021 and December 31, 2020, respectively, were held as collateral for corporate derivatives including futures and swap contracts. At September 30, 2021 and December 31, 2020, the Company had $0.9 million and $0.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is included in due to brokers on the condensed consolidated statements of financial condition. There was no collateral required for the non-corporate derivatives at September 30, 2021.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Corporate derivatives:
Futures - commodities	$813	$740	$2,981	$(949)
Total return swaps - commodities	(748)	(708)	(2,741)	1,052
Total return swaps - equities	100	(45)	(2,408)	(45)
Forward contracts - foreign exchange	156	(242)	633	(309)
Total corporate derivatives	$321	$(255)	$(1,535)	$(251)
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	619	—	1,691	—

Total (1)	$940	$(255)	$156	$(251)
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$51,387	$34,006	$156,223	$74,236
Net (income) loss attributable to redeemable noncontrolling interests	96	(2,102)	(9,309)	6,760
Net income attributable to common stockholders	$51,483	$31,904	$146,914	$80,996
Basic weighted average shares outstanding	48,386	47,855	48,273	47,778
Dilutive potential shares from restricted stock units	876	826	703	810
Diluted weighted average shares outstanding	49,262	48,681	48,976	48,588

Basic earnings per share attributable to common stockholders	$1.06	$0.67	$3.04	$1.70
Diluted earnings per share attributable to common stockholders	$1.05	$0.66	$3.00	$1.67

Anti-dilutive common stock equivalents excluded from the calculation	—	16	—	—

8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2021 was approximately 26.0%, compared with approximately 28.2% for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation, partially offset by the cumulative effect of a change in the Company’s estimated effective tax rate

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
for the year. The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation.
The effective tax rate for the nine months ended September 30, 2021 was approximately 20.7%, compared with approximately 22.9% for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. These were more than offset by the reversal of certain liabilities associated with unrecognized tax benefits and the tax effect associated with the appreciated value of the restricted stock units delivered in January 2021. The effective tax rate for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. These were partially offset by the tax effect associated with the appreciated value of the restricted stock units delivered in January 2020.
Deferred income taxes represent the tax effects of the temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company's net deferred tax asset is primarily comprised of future income tax deductions attributable to the delivery of restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The Company's net deferred tax asset was included in other assets on the condensed consolidated statements of financial condition.

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Investment advisory and administration fees (1)	$103,426	$69,124	$283,480	$198,501
Distribution and service fees	9,900	7,572	27,371	22,285
Total	$113,326	$76,696	$310,851	$220,786
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $4.2 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, and $11.5 million and $9.4 million for the nine months ended September 30, 2021 and 2020, respectively.
Included in accounts receivable at September 30, 2021 and December 31, 2020 are receivables due from Company-sponsored funds of $38.5 million and $30.2 million, respectively. Included in accounts payable at September 30, 2021 and December 31, 2020 are payables due to Company-sponsored funds of $0.8 million and $0.6 million, respectively.

10. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to $50.0 million in the Cohen & Steers Real Estate Opportunities Fund, L.P. As of September 30, 2021, the Company had not yet funded any portion of this commitment.

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
On November 4, 2021, the Company declared quarterly and special cash dividends on its common stock in the amount of $0.45 and $1.25 per share, respectively. The dividends will be payable on November 30, 2021 to stockholders of record at the close of business on November 15, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Institutional Accounts
Assets under management, beginning of period	$40,156	$28,867	$33,255	$31,813
Inflows	1,380	1,936	5,541	6,103
Outflows	(1,996)	(1,337)	(4,198)	(3,321)
Net inflows (outflows)	(616)	599	1,343	2,782
Market appreciation (depreciation)	102	1,273	5,657	(3,206)
Distributions	(295)	(359)	(908)	(1,009)
Total increase (decrease)	(809)	1,513	6,092	(1,433)
Assets under management, end of period	$39,347	$30,380	$39,347	$30,380
Percentage of total assets under management	40.5%	43.1%	40.5%	43.1%
Average assets under management	$40,880	$30,325	$38,219	$29,159

Open-end Funds
Assets under management, beginning of period	$43,532	$28,921	$35,160	$30,725
Inflows	4,321	4,020	13,968	13,560
Outflows	(2,320)	(2,398)	(7,716)	(9,832)
Net inflows (outflows)	2,001	1,622	6,252	3,728
Market appreciation (depreciation)	336	1,100	5,007	(2,006)
Distributions	(276)	(239)	(826)	(1,043)
Total increase (decrease)	2,061	2,483	10,433	679
Assets under management, end of period	$45,593	$31,404	$45,593	$31,404
Percentage of total assets under management	46.9%	44.5%	46.9%	44.5%
Average assets under management	$45,666	$30,694	$41,288	$29,137

Closed-end Funds
Assets under management, beginning of period	$12,537	$8,539	$11,493	$9,644
Inflows	18	50	186	454
Outflows	(119)	(1)	(119)	(89)
Net inflows (outflows)	(101)	49	67	365
Market appreciation (depreciation)	31	257	1,203	(908)
Distributions	(147)	(126)	(443)	(382)
Total increase (decrease)	(217)	180	827	(925)
Assets under management, end of period	$12,320	$8,719	$12,320	$8,719
Percentage of total assets under management	12.7%	12.4%	12.7%	12.4%
Average assets under management	$12,633	$8,777	$12,206	$8,795

Total
Assets under management, beginning of period	$96,225	$66,327	$79,908	$72,182
Inflows	5,719	6,006	19,695	20,117
Outflows	(4,435)	(3,736)	(12,033)	(13,242)
Net inflows (outflows)	1,284	2,270	7,662	6,875
Market appreciation (depreciation)	469	2,630	11,867	(6,120)
Distributions	(718)	(724)	(2,177)	(2,434)
Total increase (decrease)	1,035	4,176	17,352	(1,679)
Assets under management, end of period	$97,260	$70,503	$97,260	$70,503
Average assets under management	$99,179	$69,796	$91,713	$67,091

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advisory
Assets under management, beginning of period	$23,115	$15,251	$17,628	$15,669
Inflows	1,080	1,142	4,529	3,679
Outflows	(1,391)	(1,036)	(2,127)	(2,025)
Net inflows (outflows)	(311)	106	2,402	1,654
Market appreciation (depreciation)	14	736	2,788	(1,230)
Total increase (decrease)	(297)	842	5,190	424
Assets under management, end of period	$22,818	$16,093	$22,818	$16,093
Percentage of institutional assets under management	58.0%	53.0%	58.0%	53.0%
Average assets under management	$23,666	$16,209	$21,567	$15,141

Japan Subadvisory
Assets under management, beginning of period	$10,503	$8,736	$9,720	$10,323
Inflows	123	390	243	1,366
Outflows	(175)	(96)	(771)	(474)
Net inflows (outflows)	(52)	294	(528)	892
Market appreciation (depreciation)	106	345	1,978	(1,190)
Distributions	(295)	(359)	(908)	(1,009)
Total increase (decrease)	(241)	280	542	(1,307)
Assets under management, end of period	$10,262	$9,016	$10,262	$9,016
Percentage of institutional assets under management	26.1%	29.7%	26.1%	29.7%
Average assets under management	$10,669	$8,968	$10,216	$8,897

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,538	$4,880	$5,907	$5,821
Inflows	177	404	769	1,058
Outflows	(430)	(205)	(1,300)	(822)
Net inflows (outflows)	(253)	199	(531)	236
Market appreciation (depreciation)	(18)	192	891	(786)
Total increase (decrease)	(271)	391	360	(550)
Assets under management, end of period	$6,267	$5,271	$6,267	$5,271
Percentage of institutional assets under management	15.9%	17.4%	15.9%	17.4%
Average assets under management	$6,545	$5,148	$6,436	$5,121

Total Institutional Accounts
Assets under management, beginning of period	$40,156	$28,867	$33,255	$31,813
Inflows	1,380	1,936	5,541	6,103
Outflows	(1,996)	(1,337)	(4,198)	(3,321)
Net inflows (outflows)	(616)	599	1,343	2,782
Market appreciation (depreciation)	102	1,273	5,657	(3,206)
Distributions	(295)	(359)	(908)	(1,009)
Total increase (decrease)	(809)	1,513	6,092	(1,433)
Assets under management, end of period	$39,347	$30,380	$39,347	$30,380
Average assets under management	$40,880	$30,325	$38,219	$29,159

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Real Estate
Assets under management, beginning of period	$41,865	$28,119	$32,827	$31,024
Inflows	2,737	2,827	8,455	8,910
Outflows	(1,586)	(1,733)	(4,700)	(5,186)
Net inflows (outflows)	1,151	1,094	3,755	3,724
Market appreciation (depreciation)	489	882	7,745	(3,460)
Distributions	(420)	(485)	(1,242)	(1,709)
Transfers	(40)	—	(40)	31
Total increase (decrease)	1,180	1,491	10,218	(1,414)
Assets under management, end of period	$43,045	$29,610	$43,045	$29,610
Percentage of total assets under management	44.3%	42.0%	44.3%	42.0%
Average assets under management	$44,085	$29,442	$39,659	$28,223

Preferred Securities
Assets under management, beginning of period	$25,498	$17,116	$23,185	$17,581
Inflows	2,056	2,167	6,716	6,698
Outflows	(855)	(941)	(3,532)	(4,836)
Net inflows (outflows)	1,201	1,226	3,184	1,862
Market appreciation (depreciation)	202	844	954	102
Distributions	(226)	(176)	(648)	(504)
Transfers	40	—	40	(31)
Total increase (decrease)	1,217	1,894	3,530	1,429
Assets under management, end of period	$26,715	$19,010	$26,715	$19,010
Percentage of total assets under management	27.5%	27.0%	27.5%	27.0%
Average assets under management	$26,123	$18,255	$24,743	$17,331

Global/International Real Estate
Assets under management, beginning of period	$18,220	$12,659	$15,214	$13,509
Inflows	511	851	2,701	3,706
Outflows	(518)	(379)	(1,975)	(1,759)
Net inflows (outflows)	(7)	472	726	1,947
Market appreciation (depreciation)	(215)	740	2,158	(1,546)
Distributions	(20)	(8)	(120)	(47)
Total increase (decrease)	(242)	1,204	2,764	354
Assets under management, end of period	$17,978	$13,863	$17,978	$13,863
Percentage of total assets under management	18.5%	19.7%	18.5%	19.7%
Average assets under management	$18,760	$13,520	$17,362	$12,722

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Global Listed Infrastructure
Assets under management, beginning of period	$8,246	$6,768	$6,729	$8,076
Inflows	354	139	1,513	681
Outflows	(396)	(655)	(611)	(1,323)
Net inflows (outflows)	(42)	(516)	902	(642)
Market appreciation (depreciation)	(21)	93	649	(985)
Distributions	(45)	(46)	(142)	(150)
Total increase (decrease)	(108)	(469)	1,409	(1,777)
Assets under management, end of period	$8,138	$6,299	$8,138	$6,299
Percentage of total assets under management	8.4%	8.9%	8.4%	8.9%
Average assets under management	$8,203	$6,839	$7,798	$7,082

Other
Assets under management, beginning of period	$2,396	$1,665	$1,953	$1,992
Inflows	61	22	310	122
Outflows	(1,080)	(28)	(1,215)	(138)
Net inflows (outflows)	(1,019)	(6)	(905)	(16)
Market appreciation (depreciation)	14	71	361	(231)
Distributions	(7)	(9)	(25)	(24)
Total increase (decrease)	(1,012)	56	(569)	(271)
Assets under management, end of period	$1,384	$1,721	$1,384	$1,721
Percentage of total assets under management	1.4%	2.4%	1.4%	2.4%
Average assets under management	$2,008	$1,740	$2,151	$1,733

Total
Assets under management, beginning of period	$96,225	$66,327	$79,908	$72,182
Inflows	5,719	6,006	19,695	20,117
Outflows	(4,435)	(3,736)	(12,033)	(13,242)
Net inflows (outflows)	1,284	2,270	7,662	6,875
Market appreciation (depreciation)	469	2,630	11,867	(6,120)
Distributions	(718)	(724)	(2,177)	(2,434)
Total increase (decrease)	1,035	4,176	17,352	(1,679)
Assets under management, end of period	$97,260	$70,503	$97,260	$70,503
Average assets under management	$99,179	$69,796	$91,713	$67,091

Investment Performance at September 30, 2021

Investment performance

% of total AUM in outperforming strategies[1]

	9/30/2020	9/30/2021
1-Year	70%	79%
3-Year	83%	100%
5-Year	99%	100%
10-Year	100%	100%

% of U.S. open-end fund AUM by Morningstar rating[2]

As of 9/30/2021

Not Rated
1 or 2 Star
3 Star
4 or 5 Star
1%
2%
9%
88%

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
(2)    © 2021 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2021. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at September 30, 2021 increased 38.0% to $97.3 billion from $70.5 billion at September 30, 2020. The increase was due to net inflows of $11.5 billion and market appreciation of $18.2 billion, partially offset by distributions of $3.0 billion. Net inflows included $6.5 billion into preferred securities and $4.7 billion into U.S. real estate. Market appreciation included $10.6 billion from U.S. real estate, $3.8 billion from global/international real estate and $2.0 billion from preferred securities. Distributions included $1.8 billion from U.S. real estate and $840 million from preferred securities. Our organic growth rate for the twelve months ended September 30, 2021 was 16.4%. The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.
Average assets under management for the three months ended September 30, 2021 increased 42.1% to $99.2 billion from $69.8 billion for the three months ended September 30, 2020.

Institutional accounts
Assets under management in institutional accounts at September 30, 2021, which represented 40.5% of total assets under management, increased 29.5% to $39.3 billion from $30.4 billion at September 30, 2020. The increase was due to net inflows of $1.3 billion and market appreciation of $8.9 billion, partially offset by distributions of $1.3 billion. Net inflows included $1.5 billion into U.S. real estate and $522 million into global listed infrastructure, partially offset by net outflows of $1.0 billion from real assets multi-strategy (included in "Other" in the table on pages 24 and 25). Market appreciation included $4.3 billion from U.S. real estate and $3.3 billion from global/international real estate. Distributions included $1.2 billion from U.S. real estate. Our organic growth rate for institutional accounts for the twelve months ended September 30, 2021 was 4.4%.
Average assets under management for institutional accounts for the three months ended September 30, 2021 increased 34.8% to $40.9 billion from $30.3 billion for the three months ended September 30, 2020.
Assets under management in institutional advisory accounts at September 30, 2021, which represented 58.0% of institutional assets under management, increased 41.8% to $22.8 billion from $16.1 billion at September 30, 2020. The increase was due to net inflows of $2.3 billion and market appreciation of $4.4 billion. Net inflows included $1.7 billion into U.S. real estate, $678 million into global listed infrastructure and $585 million into preferred securities, partially offset by net outflows of $1.0 billion from real assets multi-strategy (included in "Other" in the table on pages 24 and 25). Market appreciation included $1.8 billion from global/international real estate and $1.6 billion from U.S. real estate. Our organic growth rate for institutional advisory accounts for the twelve months ended September 30, 2021 was 14.3%.
Average assets under management for institutional advisory accounts for the three months ended September 30, 2021 increased 46.0% to $23.7 billion from $16.2 billion for the three months ended September 30, 2020.
Assets under management in Japan subadvisory accounts at September 30, 2021, which represented 26.1% of institutional assets under management, increased 13.8% to $10.3 billion from $9.0 billion at September 30, 2020. The increase was due to market appreciation of $3.0 billion, partially offset by net outflows of $445 million and distributions of $1.3 billion. Net outflows included $155 million from U.S. real estate, $148 million from global/international real estate and $136 million from preferred securities. Market appreciation included $2.4 billion from U.S. real estate and $531 million from global/international real estate. Distributions included $1.2 billion from U.S. real estate. Our organic decay rate for Japan subadvisory accounts for the twelve months ended September 30, 2021 was (4.9%).
Average assets under management for Japan subadvisory accounts for the three months ended September 30, 2021 increased 19.0% to $10.7 billion from $9.0 billion for the three months ended September 30, 2020.
Assets under management in institutional subadvisory accounts excluding Japan at September 30, 2021, which represented 15.9% of institutional assets under management, increased 18.9% to $6.3 billion from $5.3 billion at September 30, 2020. The increase was due to market appreciation of $1.5 billion, partially offset by net outflows of $521 million. Net outflows included $336 million from global/international real estate and $151 million from global listed infrastructure. Market appreciation included $1.0 billion from global/international real estate and $262 million from U.S. real estate. Our organic decay rate for institutional subadvisory accounts excluding Japan for the twelve months ended September 30, 2021 was (9.9%).
Average assets under management for institutional subadvisory accounts excluding Japan for the three months ended September 30, 2021 increased 27.1% to $6.5 billion from $5.1 billion for the three months ended September 30, 2020.
Open-end funds
Assets under management in open-end funds at September 30, 2021, which represented 46.9% of total assets under management, increased 45.2% to $45.6 billion from $31.4 billion at September 30, 2020. The increase was due to net inflows of $7.9 billion and market appreciation of $7.4 billion, partially offset by distributions of $1.2 billion. Net inflows included $3.9 billion into preferred securities and $3.0 billion into U.S. real estate. Market appreciation included $5.5 billion from U.S. real estate and $1.3 billion from preferred securities. Distributions included $657 million from preferred securities ($490 million of which was reinvested) and $413 million from U.S. real estate ($385 million of which was reinvested). Our organic growth rate for open-end funds for the twelve months ended September 30, 2021 was 25.3%.
Average assets under management for open-end funds for the three months ended September 30, 2021 increased 48.8% to $45.7 billion from $30.7 billion for the three months ended September 30, 2020.

Closed-end funds
Assets under management in closed-end funds at September 30, 2021, which represented 12.7% of total assets under management, increased 41.3% to $12.3 billion from $8.7 billion at September 30, 2020. The increase was due to net inflows of $2.3 billion and market appreciation of $1.9 billion, partially offset by distributions of $577 million. Net inflows included $2.1 billion from the Company's initial public offering of the Cohen & Steers Tax-Advantaged Preferred Securities and
Income Fund (PTA), partially offset by net outflows related to the liquidation of Cohen & Steers MLP Income and Energy Opportunity Fund, Inc. Our organic growth rate for closed-end funds for the twelve months ended September 30, 2021 was 26.0%.
Average assets under management for closed-end funds for the three months ended September 30, 2021 increased 43.9% to $12.6 billion from $8.8 billion for the three months ended September 30, 2020.

Summary of Operating Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2021	2020	2021	2020
U.S. GAAP
Revenue	$154,187	$111,159	$424,203	$311,076
Expenses	$85,956	$67,852	$244,337	$204,105
Operating income	$68,231	$43,307	$179,866	$106,971
Non-operating income (loss)	$1,246	$3,231	$14,735	$(8,659)
Net income attributable to common stockholders	$51,483	$31,904	$146,914	$80,996
Diluted earnings per share	$1.05	$0.66	$3.00	$1.67
Operating margin	44.3%	39.0%	42.4%	34.4%

As Adjusted (1)
Net income attributable to common stockholders	$52,137	$32,616	$136,683	$88,209
Diluted earnings per share	$1.06	$0.67	$2.79	$1.82
Operating margin	45.6%	39.6%	43.9%	38.6%
_________________________
(1)    These amounts represent the Company’s as adjusted results. Please refer to pages 34-35 for reconciliations of U.S. GAAP to as adjusted results.
U.S. GAAP

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenue

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Open-end funds	$77,477	$51,604	$25,873	50.1%
Institutional accounts	38,039	32,880	5,159	15.7%
Closed-end funds	28,122	18,676	9,446	50.6%
Investment advisory and administration fees	143,638	103,160	40,478	39.2%
Distribution and service fees	9,900	7,572	2,328	30.7%
Other	649	427	222	52.0%
Total revenue	$154,187	$111,159	$43,028	38.7%

Revenue for the three months ended September 30, 2021 increased primarily due to higher average assets under management across all three investment vehicles, partially offset by lower performance fees from certain institutional accounts of $4.7 million (performance fees were $523,000 and $5.2 million for the three months ended September 30, 2021 and 2020, respectively).
Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.3 bps and 66.9 bps for the three months ended September 30, 2021 and 2020, respectively.
Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 36.9 bps and 43.1 bps for the three months ended September 30, 2021 and 2020, respectively. The decrease in the implied annualized effective fee rate was primarily due to lower performance fees for the three months ended September 30, 2021. Excluding the performance fees, the implied annualized effective fee rate for the three months ended September 30, 2021 and 2020, respectively, would have been 36.4 bps and 36.3 bps.
Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 88.3 bps and 84.7 bps for the three months ended September 30, 2021 and 2020, respectively. The increase in the implied annualized effective fee rate was primarily due to the initial public offering of PTA, which concluded on October 27, 2020.

Expenses

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Employee compensation and benefits	$53,092	$41,060	$12,032	29.3%
Distribution and service fees	19,906	14,642	5,264	36.0%
General and administrative	11,981	11,006	975	8.9%
Depreciation and amortization	977	1,144	(167)	(14.6)%
Total expenses	$85,956	$67,852	$18,104	26.7%
Employee compensation and benefits expenses for the three months ended September 30, 2021 increased primarily due to higher incentive compensation of $7.7 million and higher amortization of restricted stock units of of $2.5 million.
Distribution and service fees expense for the three months ended September 30, 2021 increased primarily due to higher average assets under management in open-end funds and a shift in the composition of assets under management into a higher cost intermediary.
General and administrative expenses for the three months ended September 30, 2021 increased primarily due to higher recruitment fees of $517,000 and higher travel and entertainment expenses of $404,000.
Operating Margin
Operating margin for the three months ended September 30, 2021 increased to 44.3% from 39.0% for the three months ended September 30, 2020. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

	Three Months Ended
	September 30, 2021				September 30, 2020
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$696		$23	$719	$574		$120	$694
Gain (loss) from investments—net	(418)		—	(418)	3,279		—	3,279
Foreign currency gains (losses)—net	41		904	945	108		(850)	(742)
Total non-operating income (loss)	$319	(1)	$927	$1,246	$3,961	(1)	$(730)	$3,231
_________________________
(1)    Seed investments included net loss of $96,000 and net income of $2.1 million attributable to third-party interests for the three months ended September 30, 2021 and 2020, respectively.
Income Taxes

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Income tax expense	$18,090	$12,532	$5,558	44.4%
Effective tax rate	26.0%	28.2%
The effective tax rate for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation, partially offset by the cumulative effect of a change in the Company’s estimated effective tax rate for the year. The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenue

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Open-end funds	$207,786	$146,048	$61,738	42.3%
Institutional accounts	106,407	85,239	21,168	24.8%
Closed-end funds	80,714	55,810	24,904	44.6%
Investment advisory and administration fees	394,907	287,097	107,810	37.6%
Distribution and service fees	27,371	22,285	5,086	22.8%
Other	1,925	1,694	231	13.6%
Total revenue	$424,203	$311,076	$113,127	36.4%

Revenue for the nine months ended September 30, 2021 increased primarily due to higher average assets under management across all three investment vehicles, partially offset by lower performance fees from certain institutional accounts of $3.4 million (performance fees were $2.9 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively).
Total investment advisory and administration revenue compared with average assets under management in open-end funds implied an annualized effective fee rate of 67.3 bps and 67.0 bps for the nine months ended September 30, 2021 and 2020, respectively.
Total investment advisory revenue compared with average assets under management in institutional accounts implied an annualized effective fee rate of 37.2 bps and 39.1 bps for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the implied annualized effective fee rate was primarily due to lower performance fees for the nine months ended September 30, 2021. Excluding the performance fees, the implied annualized effective fee rate for both the nine months ended September 30, 2021 and 2020 would have been 36.2 bps.
Total investment advisory and administration revenue compared with average assets under management in closed-end funds implied an annualized effective fee rate of 88.4 bps and 84.8 bps for the nine months ended September 30, 2021 and 2020, respectively. The increase in the implied annualized effective fee rate was primarily due to the initial public offering of PTA, which concluded on October 27, 2020.
Expenses

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Employee compensation and benefits	$152,095	$113,997	$38,098	33.4%
Distribution and service fees	55,260	41,264	13,996	33.9%
General and administrative	33,821	45,320	(11,499)	(25.4)%
Depreciation and amortization	3,161	3,524	(363)	(10.3)%
Total expenses	$244,337	$204,105	$40,232	19.7%
Employee compensation and benefits expenses for the nine months ended September 30, 2021 increased primarily due to higher incentive compensation of $26.7 million and higher amortization of restricted stock units of of $8.7 million.
Distribution and service fees expense for the nine months ended September 30, 2021 increased primarily due to higher average assets under management in open-end funds and a shift in the composition of assets under management into a higher cost intermediary.
General and administrative expenses for the nine months ended September 30, 2021 decreased $11.5 million. The nine months ended September 30, 2020 included costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering of approximately $12.0 million.

Operating Margin
Operating margin for the nine months ended September 30, 2021 increased to 42.4% from 34.4% for the nine months ended September 30, 2020. The nine months ended September 30, 2020 included costs associated with the RQI rights offering.
Non-operating Income (Loss)

	Nine Months Ended
	September 30, 2021				September 30, 2020
(in thousands)	Seed Investments		Other	Total	Seed Investments		Other	Total
Interest and dividend income—net	$2,117		$55	$2,172	$1,785		$951	$2,736
Gain (loss) from investments—net	11,845		74	11,919	(11,431)		—	(11,431)
Foreign currency gains (losses)—net	455		189	644	(590)		626	36
Total non-operating income (loss)	$14,417	(1)	$318	$14,735	$(10,236)	(1)	$1,577	$(8,659)
_________________________
(1)    Seed investments included net income of $9.3 million and net loss of $6.8 million attributable to third-party interests for the nine months ended September 30, 2021 and 2020, respectively.
Income Taxes

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Income tax expense	$38,378	$24,076	$14,302	59.4%
Effective tax rate	20.7%	22.9%
The effective tax rate for the nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. These were more than offset by the reversal of certain liabilities associated with unrecognized tax benefits and the tax effect associated with the appreciated value of the restricted stock units delivered in January 2021. The effective tax rate for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes and limitations on the deductibility of executive compensation. These were partially offset by the tax effect associated with the appreciated value of the restricted stock units delivered in January 2020.

As Adjusted
This section discusses as adjusted results. Please refer to pages 34-35 for reconciliations of U.S. GAAP to as adjusted results.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenue
Revenue, as adjusted, for the three months ended September 30, 2021 was $154.3 million, compared with $111.4 million for the three months ended September 30, 2020.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended September 30, 2021 were $83.9 million, compared with $67.3 million for the three months ended September 30, 2020.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for both periods; and
•Costs associated with the initial public offering of PTA for the three months ended September 30, 2020.
Operating Margin
Operating margin, as adjusted, for the three months ended September 30, 2021 was 45.6%, compared with 39.6% for the three months ended September 30, 2020.

Non-operating Income (Loss)
Non-operating income, as adjusted, for the three months ended September 30, 2021 was $19,000, compared with $502,000 for the three months ended September 30, 2020.
Non-operating income (loss), as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the three months ended September 30, 2021 was 25.9%, compared with 27.0% for the three months ended September 30, 2020.
The effective tax rate, as adjusted, excluded the following for both periods:
•Tax effects associated with items noted above; and
•Discrete tax items.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenue
Revenue, as adjusted, for the nine months ended September 30, 2021 was $424.5 million, compared with $311.3 million for the nine months ended September 30, 2020.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the nine months ended September 30, 2021 were $238.3 million, compared with $191.2 million for the nine months ended September 30, 2020.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for both periods;
•Costs associated with the initial public offering of PTA for the nine months ended September 30, 2020; and
•Costs associated with the RQI rights offering for the nine months ended September 30, 2020.
Operating Margin
Operating margin, as adjusted, for the nine months ended September 30, 2021 was 43.9%, compared with 38.6% for the nine months ended September 30, 2020.
Non-operating Income (Loss)
Non-operating loss, as adjusted, for the nine months ended September 30, 2021 was $219,000, compared with non-operating income, as adjusted, of $765,000 for the nine months ended September 30, 2020.
Non-operating income (loss), as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the nine months ended September 30, 2021 was 26.5%, compared with 27.0% for the nine months ended September 30, 2020.
The effective tax rate, as adjusted, excluded the following for both periods:
•Tax effects associated with items noted above; and
•Discrete tax items.

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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2021		2020	2021	2020
Net income attributable to common stockholders, U.S. GAAP	$51,483		$31,904	$146,914	$80,996
Seed investments (1)	(168)		(1,686)	(4,432)	4,017
Accelerated vesting of restricted stock units	1,888		387	5,640	387
Initial public offering costs (2)	—		310	—	310
Rights offering costs (3)	—		—	—	11,859
Foreign currency exchange (gains) losses—net (4)	(908)		1,232	(537)	(812)
Tax adjustments (5)	(158)		469	(10,902)	(8,548)
Net income attributable to common stockholders, as adjusted	$52,137		$32,616	$136,683	$88,209

Diluted weighted average shares outstanding	49,262		48,681	48,976	48,588
Diluted earnings per share, U.S. GAAP	$1.05		$0.66	$3.00	$1.67
Seed investments	—	*	(0.04)	(0.09)	0.09
Accelerated vesting of restricted stock units	0.04		0.01	0.11	0.01
Initial public offering costs	—		0.01	—	0.01
Rights offering costs	—		—	—	0.24
Foreign currency exchange (gains) losses—net	(0.02)		0.02	(0.01)	(0.02)
Tax adjustments	(0.01)		0.01	(0.22)	(0.18)
Diluted earnings per share, as adjusted	$1.06		$0.67	$2.79	$1.82
_________________________
*    Amounts round to less than $0.01 per share.
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating
(income) loss from seed investments that were not consolidated.
(2)    Represents costs associated with the initial public offering of the Cohen & Steers Tax-Advantaged Preferred Securities and Income Fund (PTA) which were recorded in general and administrative expenses in the third quarter of 2020.
(3)    Represents costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering which were recorded in general and administrative expense in the first quarter of 2020.
(4)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(5)    Tax adjustments are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Exclusion of tax effects associated with items noted above	$(815)	$407	$(1,310)	$(2,803)
Exclusion of discrete tax items	657	62	(9,592)	(5,745)
Total tax adjustments	$(158)	$469	$(10,902)	$(8,548)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Revenue, U.S. GAAP	$154,187	$111,159	$424,203	$311,076
Seed investments (1)	104	275	303	186
Revenue, as adjusted	$154,291	$111,434	$424,506	$311,262

Expenses, U.S. GAAP	$85,956	$67,852	$244,337	$204,105
Seed investments (1)	(143)	102	(373)	(355)
Accelerated vesting of restricted stock units	(1,888)	(387)	(5,640)	(387)
Initial public offering costs (2)	—	(310)	—	(310)
Rights offering costs (3)	—	—	—	(11,859)
Expenses, as adjusted	$83,925	$67,257	$238,324	$191,194

Operating income, U.S. GAAP	$68,231	$43,307	$179,866	$106,971
Seed investments (1)	247	173	676	541
Accelerated vesting of restricted stock units	1,888	387	5,640	387
Initial public offering costs (2)	—	310	—	310
Rights offering costs (3)	—	—	—	11,859
Operating income, as adjusted	$70,366	$44,177	$186,182	$120,068

Operating margin, U.S. GAAP	44.3%	39.0%	42.4%	34.4%
Operating margin, as adjusted	45.6%	39.6%	43.9%	38.6%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2)    Represents costs associated with the initial public offering of PTA which were recorded in general and administrative expenses in the third quarter of 2020.
(3)    Represents costs associated with the RQI rights offering which were recorded in general and administrative expenses in the first quarter of 2020.
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Non-operating income (loss), U.S. GAAP	$1,246	$3,231	$14,735	$(8,659)
Seed investments (1)	(319)	(3,961)	(14,417)	10,236
Foreign currency exchange (gains) losses—net (2)	(908)	1,232	(537)	(812)
Non-operating income (loss), as adjusted	$19	$502	$(219)	$765
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
The table below summarizes our net liquid assets:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$168,472	$41,232
U.S. Treasury securities	—	41,648
Seed investments—net	70,854	60,083
Current assets	89,460	70,208
Current liabilities	(101,704)	(93,870)
Net liquid assets	$227,082	$119,301
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
Current assets
Current assets primarily represent investment advisory and administration fees receivable. At September 30, 2021, institutional accounts comprised 54.7% of total accounts receivable, while open-end and closed-end funds, together, comprised 44.7% of total accounts receivable. Open-end and closed-end fund receivables are generally collected on the first business day of the following month. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at September 30, 2021, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities include accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable, and other liabilities and accrued expenses.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.

The table below summarizes cash flows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flow Data:
Net cash provided by (used in) operating activities	$170,966	$87,188
Net cash provided by (used in) investing activities	37,268	(9,582)
Net cash provided by (used in) financing activities	(79,677)	(82,430)
Net increase (decrease) in cash and cash equivalents	128,557	(4,824)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,317)	(223)
Cash and cash equivalents, beginning of the period	41,232	101,352
Cash and cash equivalents, end of the period	$168,472	$96,305
Cash and cash equivalents increased by $128.6 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2021. Net cash provided by operating activities was $171.0 million for the nine months ended September 30, 2021. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $37.3 million, which included $41.7 million of proceeds from the sale and maturities of U.S. Treasury securities held for corporate purposes, partially offset by net purchases of securities held directly for the purpose of establishing performance track records of $2.6 million. Net cash used in financing activities was $79.7 million, including dividends paid to stockholders of $65.2 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $21.4 million, as well as distributions to redeemable noncontrolling interests of $5.5 million, partially offset by contributions from redeemable noncontrolling interests of $11.6 million.
Cash and cash equivalents decreased by $4.8 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2020. Net cash provided by operating activities was $87.2 million for the nine months ended September 30, 2020. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $9.6 million, primarily attributable to net purchases of securities held directly for the purpose of establishing performance track records of $8.0 million. Net cash used in financing activities was $82.4 million, including dividends paid to stockholders of $56.0 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.9 million, as well as distributions to redeemable noncontrolling interests of $5.8 million, partially offset by contributions from redeemable noncontrolling interests of $4.5 million.
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
On November 4, 2021, we declared quarterly and special cash dividends on our common stock in the amount of $0.45 and $1.25 per share, respectively. The dividends will be payable on November 30, 2021 to stockholders of record at the close of business on November 15, 2021.
Investment Commitments
We have committed to invest up to $50.0 million in the Cohen & Steers Real Estate Opportunities Fund, L.P. As of September 30, 2021, we had not yet funded any portion of this commitment.

Contractual Obligations and Contingencies
We have future obligations under various operating leases, purchase obligations and a transition tax liability in connection with the enactment of the Tax Cuts and Jobs Act in 2017. During the nine months ended September 30, 2021, there were no material changes to the Company’s contractual obligations.

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
Our seed investments are subject to price risk. We may mitigate this by entering into derivative contracts to economically hedge a portion of our risk. The following table summarizes the effect that a ten percent increase or decrease in prices would have on the carrying value of our seed investments, which is presented net of redeemable noncontrolling interests, as of September 30, 2021 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Seed investments—net	$70,854	$(33,904)	$36,950	$40,645	$33,255

A majority of our revenue—93.1% and 92.3% for the nine months ended September 30, 2021 and 2020, respectively, was derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate securities in particular, attributable to market conditions including inflation, interest rate changes and a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
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
As of September 30, 2021, 62.7% and 27.5% of the assets we managed were concentrated in real estate and preferred securities, respectively. A change in interest rates or prolonged economic downturn could have a negative impact on the valuation of real estate and preferred securities in our clients’ portfolios, reduce our revenue, and impact our ability to increase assets in our open-end funds or offer new funds.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2021 were effective to accomplish their objectives at a reasonable assurance level.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2021, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2021	—	$—	—	—
August 1 through August 31, 2021	342	$88.09	—	—
September 1 through September 30, 2021	—	$—	—	—
Total	342	$88.09	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	November 5, 2021	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 5, 2021	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer