Form 10-K
period 2021-12-31
COHEN & STEERS, INC.
filed 2022-02-25
CIK 1284812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from            to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $2.0 billion. There is no non-voting common stock of the registrant outstanding.
As of February 22, 2022, there were 48,674,918 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2022 annual meeting of stockholders scheduled to be held on May 5, 2022 are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, founded in 1986, is a global investment manager specializing in real assets and alternative income, including real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo, we serve institutional and individual investors around the world.
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers UK Limited (CSUK), Cohen & Steers Ireland Limited (CSIL), Cohen & Steers Asia Limited (CSAL) and Cohen & Steers Japan Limited (CSJL). CNS and its subsidiaries are collectively referred to as the Company, we, us or our.
Our revenue is derived from fees received from our clients, including fees for managing advised or subadvised client accounts, as well as investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
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
Subadvisory assets, which generally represent commingled investment vehicles for which we have been appointed as a subadvisor by the investment manager of that investment vehicle, are also included in our institutional account assets under management. As subadvisor, we are responsible for managing all or a portion of the vehicle's investments and for overseeing certain daily activities, while the investment adviser oversees our performance as subadvisor; the vehicle sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions from the investment vehicle to its beneficial owners. Subadvisory assets also include assets of third parties for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives of that client as set forth in such client’s investment advisory agreement and investment guidelines. These investment advisory agreements are generally terminable at will with 30 days’ notice.
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

The investment advisory fees that we receive from the U.S. and non-U.S. open-end funds that we sponsor and for which we serve as investment adviser vary based on each fund’s investment strategy, fees charged by other comparable funds and the market in which the fund is offered. In addition, we receive a separate fee for providing administrative services to certain open-end funds at a rate that is designed to reimburse us for the cost of providing these services. The monthly investment advisory fee and administration fee, if applicable, paid by the open-end funds are based on contractual fee rates applied to each fund’s average daily net assets under management.
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
Open-end funds also include assets of third parties for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives of that vehicle as set forth in such vehicle’s investment advisory agreement and investment guidelines. These investment advisory agreements are generally terminable at will with 30-90 days’ notice. The monthly investment advisory fee paid by the model portfolios are based on contractual fee rates applied to the portfolio’s average or period-end assets under management.
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
The investment advisory fees that we receive from the closed-end funds for which we serve as investment adviser vary based on each fund’s investment strategy, fees charged by other comparable funds and prevailing market conditions at the time each closed-end fund initially offered its shares to the public. In addition, we receive a separate fee for providing administration services to certain of the closed-end funds at a rate that is designed to reimburse us for the cost of providing these services. The closed-end funds pay us a monthly investment advisory fee and an administration fee, if applicable, based on a contractual fee rate applied to each fund’s average daily net assets under management.
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
Preferred Securities including Low Duration Preferred Securities invests in diversified portfolios of preferred and debt securities issued by U.S. and non-U.S. companies. The preferred securities are issued by banks, insurance companies, REITs and other diversified financial institutions, as well as utility, energy, pipeline and telecommunications companies. A consistent investment process underlies both our total return preferred securities strategy and our low duration preferred securities strategy, which seek income and capital preservation.
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
Our Distribution Network
Our distribution network encompasses two major channels, wealth and institutional. Our wealth channel includes registered investment advisers, wirehouses, independent and regional broker dealers and bank trusts. Our institutional channel includes sovereign wealth funds, corporate plans, insurance companies and public funds, including defined benefit and defined contribution plans, as well as other financial institutions that access our investment management services directly or through consultants and other intermediaries.
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
CSCM, a New York-based subsidiary, is a registered investment adviser with the U.S. Securities and Exchange Commission (SEC) and is an approved investment manager with the Luxembourg Commission de Surveillance du Secteur Financier (CSSF), the Central Bank of Ireland (CBI) and the Korean Financial Services Commission (KFSC). CSCM also has exemptions from registration that allow it to provide investment management services to institutions in Australia and Canada. CSCM is a registered commodity trading adviser and a registered commodity pool operator with the Commodities Futures Trading Commission (CFTC) and is a member of the National Futures Association (NFA), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps and various other financial instruments in which certain of the Company’s clients may invest.
CSUK, our UK-based subsidiary, is a registered investment adviser with the SEC and the United Kingdom Financial Conduct Authority (FCA), is an approved investment manager with the CSSF and is registered as a third-country firm with the Belgium Financial Services Market Authority (FSMA). CSUK is subject to the Financial Services and Markets Act 2000 and subsequent amendments and related regulation, which regulates, among other things, certain liquidity and capital resources requirements. Such requirements may limit our ability to withdraw capital from CSUK. CSUK is also subject to substantially similar regulations to certain pan-European regulations, including the Directive on Markets in Financial Instruments repealing Directive 2004/39/EC (MiFID II) and the Regulation on Markets in Financial Instruments (MiFIR), as well as the Capital Requirements Directive. MiFID II and MiFIR regulate the provision of investment services throughout the European Economic Area and the Capital Requirements Directive regulates capital requirements.
CSAL, our Hong Kong-based subsidiary, is a registered investment adviser with the SEC and the Hong Kong Securities and Futures Commission (SFC) and is an approved investment manager with the CSSF and the CBI. CSAL is subject to the Securities and Futures Ordinance (SFO), which regulates, among other things, offers of investments to the public and the licensing of intermediaries. CSAL and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC.
In their capacity as U.S. registered investment advisers, CSCM, CSUK and CSAL are subject to the rules and regulations of the Investment Advisers Act of 1940 (Advisers Act). The Advisers Act imposes numerous obligations on registered investment advisers, including recordkeeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. In addition, our subsidiaries that serve as investment adviser or subadvisor to U.S.

registered funds are subject to the Investment Company Act, which imposes additional governance, compliance, reporting and fiduciary obligations.
CSJL, our Japan-based subsidiary, is a financial instruments operator (discretionary investment management and investment advisory and agency) registered with the Financial Services Agency of Japan (FSA) and the Kanto Local Finance Bureau (KLFB) and is subject to the Financial Instruments and Exchange Act. CSJL supports the marketing, client service and business development activities of the Company and may serve as an intermediary for investment products managed by other affiliates.
CSIL, our Irish subsidiary, is an Undertakings for Collective Investment in Transferable Securities (UCITS) management company regulated by the CBI with permission to provide individual portfolio management and investment advice in accordance with the European Communities (UCITS) Regulations, 2011, and as such provides substantive oversight of investment, marketing and client service activities. As a result, CSIL is subject to certain aspects of MiFID II as well as the UCITS regulatory regime.
CSS, a New York-based subsidiary, is a registered broker-dealer regulated by the SEC, the Financial Industry Regulatory Authority and other federal and state agencies. CSS is subject to regulations governing, among other things, sales practices, capital structure and recordkeeping. CSS is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which specifies minimum net capital levels for registered broker-dealers and is designed to enforce minimum standards for the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to withdraw capital and receive dividends from CSS.
Regulation applicable to an affiliate in one jurisdiction may affect the operation of affiliates in others or require compliance at a group level because of the global and integrated nature of our business.
Human Capital
As a leading specialty manager in real assets and alternative income, our people are our most important asset. Human Capital strategies and initiatives are critical to our long-term success by attracting and retaining our talent.
Employees
As of December 31, 2021, we had 354 full-time employees.
Diversity and Inclusion
We believe that workplace diversity and an inclusive culture strengthens our ability to deliver the best results for our clients. Our employees from around the world represent a variety of cultures, backgrounds, experiences and talents. We draw upon these attributes to produce innovative solutions for the clients we serve and enrich the professional experience of all our employees. An inclusive culture in which our employees are encouraged to contribute their unique perspectives is imperative to our role as a leading global investment manager. Our diversity and inclusion strategy consist of four pillars: Education, Leadership, Recruitment and Engagement.
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
We were recognized for the second consecutive year as a “Best Place to Work in Money Management” by Pensions & Investments (“P&I”), the international newspaper of money management. The award was part of P&I’s annual survey and recognition program, which seeks to identify the best employers in the money management industry. This achievement recognized the strength of our culture, which is defined by the hard work, dedication and commitment to excellence and inclusion by everyone at the Company.

Available Information
We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC, which are available on the SEC website at www.sec.gov. We make available free of charge on or through our website at www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We intend to use our website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

Item 1A. Risk Factors
Risks Related to our Business
Our business, operations and investments are subject to risks associated with and arising from epidemics and pandemics, such as the ongoing impact of the novel coronavirus, or COVID-19.
Capital, equity and credit markets, as well as the real estate and real property markets, have experienced and may continue to experience volatility and dislocations related to the ongoing COVID-19 pandemic. Although we have observed signs of economic recovery, the full scope and duration of the social, market and economic impact of the COVID-19 pandemic remain difficult to predict, and these conditions could worsen dramatically from those already experienced, including the possibility of a steep and prolonged economic downturn or global recession.
Although vaccines have been approved for use, distribution of the vaccines did not begin until late 2020 and remains ongoing. During 2021, fluctuating infection rates and the introduction of new and more easily transmitted variants of COVID-19, such as the Delta and Omicron variants, have resulted, and may continue to result in, the implementation of various restrictions across the world, which could dampen or delay any economic recovery. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures. A further resurgence of COVID-19, or an outbreak of any new, more virulent or more transmissible variants or mutations of the disease or other viral pathogens or epidemic diseases in any region could trigger broader and more severe health crises, market and economic turbulence and governmental restrictions for a sustained period of time.
If we were to experience a sustained decline in the performance of the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused in whole or in part by the COVID-19 pandemic, our assets under management and the fees we earn in future periods could be adversely impacted. In addition, these market declines and disruptions could significantly reduce the demand for, and availability of, our investment products and services, and contribute to redemptions and withdrawals from our funds and the loss of institutional separate account clients, which could have a material adverse effect on our revenue and net income. Any actual or anticipated reduction in our profitability could impair our future dividend capacity and cash management policies and have a significant negative impact on the market price of our common stock.
Epidemics and pandemics also pose continuing risk that we and our third-party intermediaries, service providers and key vendors may be unable to provide services or conduct business activities or critical operations at full capacity for a period of time, including due to the spread of a disease or virus, supply chain issues, labor market constraints or restrictions or shutdowns that are requested or mandated by governmental authorities. These conditions could lead to operational issues and interruptions for the Company and certain of our products, require us to incur significant additional costs and negatively impact our business. In addition, use of a remote working environment and virtual communication platforms will continue to subject both our Company and our third-party intermediaries, service providers and key vendors to a heightened risk of cyberattacks or other privacy or data security incidents.
Epidemics and pandemics also present a significant threat to our employees’ safety and welfare. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time. Precautionary measures that we have previously taken and may continue to take to help minimize risks related to COVID-19, including the use of a full or partial work-from-home operating environment, could negatively affect our business, particularly our “client-facing” operations, as well as employee productivity. In addition, continuing to carry out these precautionary measures, or implementing and carrying out additional precautionary or protective measures to respond to conditions or comply with regulations that have resulted or may result from the COVID-19 pandemic or other epidemics, including rules and regulations applicable to the use of our offices, may result in the incurrence of significant additional costs and expenses by us and reduce our profitability.
During 2021, we initiated a phased re-opening of our global offices in accordance with the laws and regulations of each jurisdiction in which we operate, including our New York headquarters beginning in June 2021. The optional or mandatory presence of our employees in the workplace or other use of our offices under pandemic or similar conditions, or other “in-person” business activities such as client meetings and business travel, may expose us to heightened risk of litigation. Such litigation may include claims of contraction of COVID-19 or other illnesses in the workplace or claims related to workplace safety, privacy, employment or anti-discrimination laws and regulations. Any requirement that employees be present in the office on a full or partial basis may also adversely impact our ability to retain and attract key employees.
Like many companies, we have implemented COVID-19 vaccination and workplace safety policies in compliance with applicable laws and regulations. However, federal, state and local laws and regulations that permit or require employers to implement COVID-19 vaccination, testing and other safety mandates have been and may continue to be subject to legal challenge, the outcome of which cannot be predicted with any certainty. The implementation of COVID-19 safety protocols and policies may impact our ability to retain and attract employees and result in labor disruptions or related litigation. Further, implementation of such protocols and policies could have similar consequences for our third-party intermediaries, service providers and key vendors, which may impact their ability to provide critical products and services.
The threat or occurrence of any litigation pertaining to COVID-19 conditions, regulations or company policies, or the circumstances giving rise to any such litigation, may consume significant amounts of our management’s time and resources, create significant legal liability, result in regulatory investigation or sanction, increase our costs and expenses and reduce our profitability, as well as cause reputational harm.
A decline in the absolute or relative performance or value of real estate securities, or the attractiveness of real estate portfolios or investment strategies, would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2021, approximately 65.0% of the assets we managed were concentrated in real estate securities strategies, including approximately 24.0% in the aggregate in Cohen & Steers Real Estate Securities Fund, Inc., Cohen & Steers Realty Shares, Inc. and Cohen & Steers Institutional Realty Shares, Inc. alone. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect investment performance. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. Income and real estate values may be adversely affected by, among other things, unfavorable changes to tax laws and other laws and regulations applicable to real estate securities, the cost of compliance with applicable laws and regulations, interest rates, the availability of financing, the creditworthiness of tenants, general and local economic conditions, the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions and other factors that are beyond our control. In addition, real estate values may be adversely affected by new businesses and approaches in the real estate market and sectors in which we invest that cause disruptions in the industry with technological and other innovations, such as impacts to the value of hospitality properties due to competition from the non-traditional hospitality sector (such as short-term rental services) and office properties due to competition from shared office spaces (including co-working environments). Further, our investments in real estate securities may be exposed to new or increased risks and liabilities, including risks associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could reduce our assets under management, revenue and earnings.
The financial performance and underlying valuations of certain areas of the real estate market, including without limitation office and retail shopping locations, residential rental property and real estate concentrated in urban areas, were severely affected and may continue to be affected by COVID-19-related conditions. If the underlying properties do not generate sufficient income to pay for ongoing operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance or value of real estate securities would have an adverse effect on the assets we manage and reduce the fees we earn and our revenue.
Our growth and the execution of our real estate investment strategy may be constrained by the size and number of real estate securities issuers, as well as REIT ownership restrictions.
Investments in real estate securities continue to play an important role in our overall investment strategy. Our ability to fully utilize our investment capacity and continue to increase our ownership of real estate securities depends, in part, on growth in the size and number of issuers in the real estate securities market, particularly in the U.S. Limited growth, or any consolidation activity in the real estate sector, could limit or reduce the number of investment opportunities otherwise available to us. In addition, increased competition for investment opportunities due to large amounts of available capital dedicated to real estate strategies or due to alternative forms of investment methods, or a real or perceived trend towards merger and acquisition activity in the sector, could affect real estate valuations and prices. A limited number of investment targets could adversely impact our ability to make new investments based on fundamental valuations or at all, impair the full utilization of our overall investment capacity and otherwise negatively affect our investment strategy.
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
The amount of assets we manage in our preferred securities strategies has grown significantly in recent years. As of December 31, 2021, approximately 25.3% of our total assets under management, including approximately 12.1% in the Cohen & Steers Preferred Securities and Income Fund alone, was concentrated in these strategies. Our preferred securities investments are subject to varying degrees of market, contractual, financial, regulatory and other risks that could affect investment performance and attractiveness, including risks related to actual or anticipated inflationary trends, interest rates, counterparty credit, income and distributions and applicable tax treatment. Certain components of our preferred securities portfolios may also be subject to risks related to the planned discontinuation of the London Interbank Offered Rate, or “LIBOR,” and uncertainty around the identification and use of alternative reference rates. See “The discontinuation of LIBOR, and uncertainty around the identification and use of alternative reference rates, may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.” Further, to the extent limitations may arise in the overall supply of preferred securities investments at attractive prices or at all, whether due to performance concerns about the asset class, shifts in market or economic trends or investor preferences, redemptions or decreased volume of new issuances, our ability to deploy our available investment capacity may become constrained. A decline in the performance or value of preferred securities, or diminishment in the attractiveness or availability of preferred securities investments, would have an adverse effect on the assets we manage, limit our ability to increase and invest assets in these strategies and reduce the fees we earn and our revenue.
A significant portion of our revenue for 2021 was derived from a single institutional client.
As of December 31, 2021, our largest institutional client, Daiwa Asset Management, which held most of its assets in U.S. REIT strategies subadvised by us in Japan, represented approximately 5.4% of our total revenue for 2021. As of December 31, 2021, approximately 25.5% of the institutional account assets we managed, and approximately 10.2% of our total assets under management, were derived from this client. Investor demand for the products we subadvise for this client can be affected by, among other things, changes in the distributions paid by those products, the strength of the Japanese yen compared to the currencies in which the assets held in those products are denominated, the market and regulatory environment in the Japanese mutual fund market and disruptions in the marketing or distribution of our products caused by restrictions on in-person interactions imposed by regulatory restrictions in response to the COVID-19 pandemic. Changes in the distribution rates could decrease investor demand for these products, resulting in outflows of assets subadvised by us which would negatively impact our revenue and adversely affect our financial condition.
Seed investments made to support the launch of new strategies and products may expose us to potential losses on invested capital.
Our success is partially dependent on our ability to develop, launch, market and manage new investment strategies and products. From time to time, we support the launch of new investment strategies and products by making seed investments in those strategies and products, the amount of which may be significant. Numerous risks and uncertainties are associated with all stages of the seed investment product life cycle, including investment performance, market risks, shifting client or market preferences, the introduction of competing products, compliance with regulatory requirements, potential losses associated with guarantees made by us or our affiliates and potentially illiquid investments and/or contractual lock-up or other restrictions on our ability to withdraw capital. Seed investments in new strategies and products reduce capital available for cash dividends and other corporate purposes and expose us to potential capital losses, against which we may not hedge entirely. To the extent we realize losses on our seed investments, our earnings and financial condition may be adversely impacted.
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
On November 4, 2021, the Company announced a significant transition in executive leadership. Effective March 1, 2022, Joseph M. Harvey will succeed Robert H. Steers as Chief Executive Officer and maintain his role as President of the Company. At that time, Mr. Steers will assume the role of Executive Chairman of the Company. The implementation and effectiveness of this transition could have a significant impact on our business.
Regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions and subject to best execution, we receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers. As a result of regulations in the European Union (EU), we eliminated the use of commission credits to pay for research and eligible services for accounts where we had obligations directly within the scope of MiFID II (together with substantially similar national rules of the U.K. and implementing rules and regulations). Our operating expenses include payment for research and eligible services for these accounts. Depending on the evolution of market practices and regulatory developments, we may elect to pay for research and expenses globally, subject to applicable SEC regulations, which would further increase our operating expenses.
We face substantial competition in all aspects of our business.
The investment management industry is highly competitive, and investors are increasingly fee sensitive. We compete against a large number of investment products offered by other investment management companies, investment dealers, banks and insurance companies, and many institutions we compete with have greater financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors and generate strong returns.
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
A significant portion of the assets we manage is attributable to the distribution of our products through third-party intermediaries. Our ability to distribute our products is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, investment advisory firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing investment products that could limit the distribution of our products. In recent years, a growing number of these organizations have enhanced their scrutiny of the products available or proposed to be made available on their platforms in connection with various investment strategies, which has in many cases significantly reduced the number of products and asset managers on such platforms. In addition, our separate account business, subadvisory, and model delivery services depend in part on recommendations by consultants, financial planners and other professional advisors, as well as our existing clients.
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
Our growth strategy continues to involve expanding our business and diversifying our investment management business beyond our existing core products and services. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, such as the launch of our private real estate investment strategy during 2021. We also continue to prioritize the expansion of our geographical presence and capabilities as well as product and service offerings outside the U.S. As a result, our fixed costs and other expenses have increased to support the development and launch of new strategies and products, to expand the availability and marketability of our existing strategies and products, to grow our potential client base and to enhance our infrastructure, including additional office space, technology, operations, and personnel.
Developing and implementing new investment strategies and products may require significant upfront management time and attention, the hiring of highly-compensated personnel and ongoing marketing and other support. Such strategies and products may also require substantial seed capital commitments and other financial resources or obligations, including potential subsidies of operating expenses for an extended period of time, any of which may expose us to potential losses. In addition, launches of new strategies or products, including private real estate investing, and adjustments to existing strategies or products in connection with our growth strategy may in some cases be based on anticipated legal, regulatory, financial or accounting treatment that may not be realized within the timeframe or in the form expected, or at all.
The success of our business strategy and future growth is contingent upon our ability to continue to support and invest in the development of new strategies and products, to generate sufficient assets under management and fee revenue at the levels and within the timeframe anticipated in order to support the compensation and other costs and expenses underlying such new strategies and products, to expand the availability of our existing strategies and products and to successfully manage multiple offices and navigate legal and regulatory systems both domestically and internationally. The effectiveness of our operations outside the U.S. may also depend in part on our ability to identify, establish and launch new or alternate foreign office locations, either opportunistically or in response to regional conditions. The upfront and ongoing costs of adequately supporting our growth and initiatives will have an effect on our operating margin and other financial results.
Our clients may withdraw or reduce the amount of assets we manage or otherwise change the terms of our relationship, which could have an adverse impact on our revenue.
Our institutional clients, and firms with which we have strategic alliances, may terminate their relationship with us, reduce the amount of assets we manage, shift their assets to other types of accounts with different fee structures or renegotiate the fees we charge them for any number of reasons, including investment performance, redemptions by beneficial owners of funds we manage or subadvise, actual or perceived competition between the accounts we subadvise and our proprietary investment products, changes in the key members of an investment team, changes in prevailing interest rates and financial market performance. Certain investors in the funds we manage hold their shares indirectly through platforms sponsored by financial institutions that have the authority to make investment and asset allocation decisions on behalf of such investors. Decisions by investors to redeem assets may require selling investments at a disadvantageous time or price, which could negatively affect the amount of our assets under management or our ability to continue to pursue certain investment strategies. In a declining market or in conditions of poor relative or absolute performance, the pace of redemptions and withdrawals and the loss of institutional and individual separate account clients could accelerate. The occurrence of any of these events could have a material adverse effect on our revenue.
Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to approximately $3.2 billion as of December 31, 2021. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidating investments during adverse market conditions would reduce the Company’s assets under management and revenue.

We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.
Our business is dependent on the effectiveness of our information and cyber security policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our employees and clients’ portfolios as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of our assets, fraudulent financial reporting and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats is constantly evolving and becoming increasingly sophisticated, including the increasing use of “ransomware” and phishing attacks. Although we take precautions to password protect and encrypt our employees’ mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Our or our third-party service providers’ systems may also be affected by, or fail as a result of, catastrophic events, such as fires, floods, hurricanes and tornadoes. Like other companies, we have experienced and will likely continue to experience cyber incidents, security threats and attacks. There can be no assurance that our efforts to maintain and monitor the security and integrity of our information technology systems will be effective at all times.
Any breach or other failure of our or certain other parties’ technology or security systems, including those systems of our third-party intermediaries, service providers, key vendors and third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory scrutiny and penalties and litigation costs resulting from the incident. In addition, our increased use of mobile and cloud technologies could increase these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information.
For many companies, remote and/or hybrid in-office work arrangements resulting from the COVID-19 pandemic have made their network and communication systems more vulnerable to cyberattacks and incursions, and there has been an overall increase in both the frequency and severity of cyber incidents as such vulnerabilities have been exploited. Continued use of a full or partial remote work environment subjects us to heightened and ongoing risk of cyberattacks, unauthorized access or other privacy or data security incidents, both directly as well as indirectly through third-party intermediaries, service providers and key vendors that have access or other connections to our systems.
Loss of confidential client information could harm our reputation, result in the termination of contracts by our existing clients, and subject us to litigation or liability under laws and agreements that protect confidential and personal data, resulting in increased costs and/or loss of revenues. We maintain a cyber insurance policy to help mitigate against certain potential losses relating to information security breaches. However, such insurance may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policy, we may be required to pay a substantial amount to satisfy such successful claim.
Failure to maintain adequate business continuity plans could have a material adverse effect on the Company and its products.
Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including New York and New Jersey. Critical operations that are geographically concentrated in New York include portfolio management, trading operations, information technology, investment administration and portfolio accounting services for our products as well as corporate accounting systems. Should we, or any of our critical service providers, experience a significant local or regional disaster or other significant business disruption, our ability to remain operational will depend in part on the safety and availability of our personnel and our office facilities as well as on the proper functioning of our network, telecommunication and other related systems and operations. We have backup systems and contingency plans, but we cannot ensure that they will be adequate under all circumstances or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster recovery support, and we cannot guarantee that these vendors will be able to perform in an adequate and timely manner. Failure by us, or any of our critical service providers, to maintain up-to-date business continuity plans, including system backup facilities, would impede our ability to operate in the event of a significant business disruption, which could result in financial losses to the Company and our clients and investors.

The discontinuation of LIBOR, and uncertainty around the identification and use of alternative reference rates, may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.
LIBOR is the offered rate for short-term Eurodollar deposits between major international banks. LIBOR is used as a reference rate for various financial instruments, products and contracts globally to determine payment obligations, financing terms, hedging strategies or investment value. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, announced its plan to cease publication of one week and two-month USD LIBOR tenors and all non-USD LIBOR tenors after December 31, 2021 and all other USD LIBOR tenors after June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We continue to take steps to assess LIBOR exposure and mitigate potential impacts of the transition. Although SOFR has been identified as a recommended alternative reference rate to LIBOR, the transition from LIBOR to SOFR introduces risks as further described below.
Any market transition away from LIBOR in its current form will be complex and introduce a number of risks for us, our clients and the financial services industry more widely. These include (i) legal implementation risks, as extensive changes to documentation for new and existing clients and transactions may be required, (ii) financial risks arising from any changes in the valuation of financial instruments linked to benchmarks, (iii) pricing risks, as changes to benchmarks could impact pricing mechanisms on some instruments, (iv) operational risks due to the potential requirement to adapt information technology systems, trade reporting infrastructure and operational processes and (v) relationship risks relating to client communications and engagement during the transition away from LIBOR or other financial benchmarks currently utilized. The transition away from LIBOR may lead to increased volatility and illiquidity in markets and investments tied to LIBOR, and any alternative reference rate may be an ineffective substitute resulting in prolonged adverse market conditions, which would negatively impact our investments and which may result in the reduced effectiveness of our hedging strategies.
We could experience loss of client relationships if our reputation is harmed.
Our reputation is important to the success of our business. We believe that the Cohen & Steers brand has been, and continues to be, well received globally both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, operational failures, cyber incidents, negative publicity, claims or disputes arising from our management of COVID-19 or other pandemic conditions (including full or partial restrictions on remote working arrangements and implementation of vaccination, testing or similar mandates), the dissemination by current or former clients of unfavorable opinions about our services, changes in key members of an investment team or changes in our senior management and the imposition of legal or regulatory sanctions or penalties in connection with our business activities. Moreover, ESG topics and activities have been the subject of increased focus by the mainstream media, as well as certain investors and regulators in the asset management industry, and any inability to meet applicable requirements or expectations may adversely impact our reputation and business. If our reputation is harmed, existing clients and investors may reduce amounts held in, or withdraw entirely from, funds or accounts that we manage, or funds or accounts may terminate their relationship with us. In addition, reputational harm may cause us to lose current employees and we may be unable to attract new ones with similar qualifications or skills, which could negatively affect our operations. If we fail to address, or appear to fail to address, successfully and promptly, the underlying causes of any reputational harm, we may be unsuccessful in repairing any damage to our reputation and our future business prospects would likely be affected, and the loss of client relationships could reduce our assets under management, revenue and earnings.
The failure of a key vendor to fulfill its obligations to the Company could have a material adverse effect on the Company and its products.
We depend on a number of key vendors for various fund administration, fund and corporate accounting, custody and transfer agent services, information technology services, market data and other operational needs. The failure or inability of the Company to establish backup for key services or the failure of any key vendor to fulfill its obligations for any reason, including those that may be beyond our or such vendor’s control, could lead to operational issues for the Company and certain of its products, which could result in financial losses for the Company and its clients.

Risks Related to our Common Stock
A significant portion of our common stock is owned or controlled by our Chief Executive Officer and our Chairman and their respective family members, which may limit the ability of other stockholders to influence the affairs of the Company.
Robert H. Steers, our current Chief Executive Officer and a member of his family held approximately 24.3% of our common stock as of December 31, 2021. As previously disclosed, effective March 1, 2022, Joseph M. Harvey will succeed Mr. Steers as Chief Executive Officer and President of the Company. At that time, Mr. Steers will assume the role of Executive Chairman of the Company. In addition, Martin Cohen, our current Chairman and a member of his family held approximately 20.1% of our common stock as of December 31, 2021. Such levels of ownership or control create the ability to meaningfully influence, among other things:
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
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our current Chief Executive Officer and our Chairman, together with certain of their respective family members, held 11,718,608 shares and 9,691,211 shares, respectively, of our common stock as of December 31, 2021. Any of such persons may sell shares of our common stock in the open market, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In connection with our initial public offering in 2004, we entered into a Registration Rights Agreement with our Chief Executive Officer and our Chairman and certain trust entities controlled by certain of their respective family members that requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In May 2021, we filed a Registration Statement on Form S-3 covering (i) the resale of up to an aggregate of 21,660,862 shares owned or controlled by our current Chief Executive Officer and our Chairman and certain other persons and (ii) the offer and sale of an indeterminate number of shares by us to the public. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and any additional shares that we issue will dilute your percentage ownership in the Company.
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
U.S. regulatory agencies have proposed and adopted multiple regulations that could impact the mutual fund industry. Potential upcoming regulations and/or rules and amendments of the SEC could, among other things, restrict the funds we manage from engaging in certain transactions, impact flows and/or increase expenses as well as compliance costs. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change, sustainability risks, or other ESG matters, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.
In Europe, rules and regulations under MiFID II and MiFIR, along with substantially similar national rules of the U.K. and implementing rules and regulations, have had, and will continue to have, direct and indirect effects on our operations in Europe, including increased costs for investment research and increased compliance, disclosure, reporting and other obligations. In addition, current and upcoming European, U.S. and international regulations and rules around ESG-related procedures, reporting and disclosures are expected to have direct and indirect effects on our global operations, including increased costs for increased compliance through disclosure and reporting, among other obligations. For example, the first level of compliance with the EU’s Sustainable Finance Disclosure Regulation (SFDR) came into effect in March 2021, imposing mandatory ESG disclosure obligations on EU asset managers, funds and other financial markets participants. SFDR will require all covered firms and funds to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. ESG-related amendments to MiFID II and other regulation are expected to require investment advisers to inquire as to the investor’s desire for products that meet certain criteria under the EU Taxonomy Regulation and/or SFDR, among other regulation, in their portfolio when assessing suitability. The availability of these sustainability disclosures and the ability to meet certain criteria may impact the investment decisions of European investors.
There has been an increase in data and privacy regulations globally. In addition to the EU’s General Data Protection Regulation (GDPR), U.S. state data breach and privacy legislation, including the California Consumer Privacy Act and similar laws being adopted in various states, and Japan’s Personal Information Protection Law have come into effect requiring us to comply with stringent requirements, and we expect that there will be further regulation and legislation that will come into effect in the future that will require us to comprehensively review our systems and processes and may result in additional costs.
The U.K.’s exit from the EU on January 31, 2020 (referred to as Brexit) and end of the transition period on December 31, 2020 may continue to disrupt our business operations and impact our reported financial results as well as the liquidity and value of our investments. Following the termination of a transition period, the U.K. and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. There remains uncertainty around the post-Brexit regulatory environment, however, as the provisions of the trade and cooperation agreement do not cover the services sector. Brexit has caused significant geo-political and legal uncertainty and market volatility in the U.K. and elsewhere, which may continue during negotiations between the U.K. and Europe. CSUK’s ability to market and provide its services or serve as a distributor of financial products within the EU could be restricted temporarily or in the long term as a result of Brexit. Our contingency plans for Brexit require the cooperation of counterparties or a regulator of financial services to make timely arrangements. While we believe it is in the best interests of counterparties and regulators to cooperate, we cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses have increased as we implement our plan to continue to market and provide our services and distribute our products in the short and/or long term.
In addition, regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses. See “Regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses.”
The discontinuation of LIBOR and uncertainty around the identification and use of alternative reference rates introduces a number of risks for us, our clients and the financial services industry more widely. See “The discontinuation of LIBOR, and uncertainty around the identification and use of alternative reference rates, may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.”
Although the full extent of the foregoing regulatory changes is still unclear, they may affect our business operations and increase our operating expenses.
Our involvement in legal proceedings could adversely affect our results of operations and financial condition.
Many aspects of our business involve risks of legal liability. Claims against us may arise in the ordinary course of business, including employment-related claims, and from time to time, we have and may continue to receive subpoenas or other requests for information or similar correspondence from various U.S. and non-U.S. governmental or regulatory authorities and third parties in connection with certain industry-wide, company-specific or other investigations or proceedings. In addition, certain funds we manage may become subject to lawsuits, any of which could potentially impact the investment returns of the applicable fund.
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
The U.S. federal income tax treatment of certain of our funds depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. U.S. federal income tax rules are constantly under review by the U.S. Department of the Treasury – Internal Revenue Service, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations, and other modifications and interpretations. Recent and ongoing changes to U.S. federal income tax laws and interpretations thereof could also cause us to change our investments and commitments, affect the tax considerations of an investment in us and our funds and change the character or treatment of portions of our income. In addition, the Company may be required to make certain assumptions when electing a particular tax treatment. It is possible that the Internal Revenue Service could assert successfully that the assumptions made by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury Regulations and could require items of income, gain, deduction, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed in a manner that adversely affects us and our clients.

Item 1B. Unresolved Staff Comments
The Company has no unresolved SEC staff comments.
Item 2. Properties
Our principal executive office is located in leased office space at 280 Park Avenue, New York, New York. In addition, we have leased office space in London, Dublin, Hong Kong and Tokyo.
Item 3. Legal Proceedings
For information regarding our legal proceedings, see Note 13, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS”. As of February 22, 2022, there were 40 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners.
Payment of any dividends to our common stockholders is subject to the approval of our Board of Directors. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors deemed relevant. On February 24, 2022, we declared a quarterly cash dividend on our common stock in the amount of $0.55 per share. This dividend will be payable on March 17, 2022 to stockholders of record at the close of business on March 7, 2022.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2021, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2021	—	$—	—	—
November 1 through November 30, 2021	12,280	$99.75	—	—
December 1 through December 31, 2021	—	$—	—	—
Total	12,280	$99.75	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.
Recent Sales of Unregistered Securities
None.

Item 6. [Reserved]

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
Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo.
Our primary investment strategies include U.S. real estate, preferred securities including low duration preferred securities, global/international real estate, global listed infrastructure, real assets multi-strategy, midstream energy and MLPs, as well as global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts and subadvised portfolios.
Our distribution network encompasses two major channels, wealth and institutional. Our wealth channel includes registered investment advisers, wirehouses, independent and regional broker dealers and bank trusts. Our institutional channel includes sovereign wealth funds, corporate plans, insurance companies and public funds, including defined benefit and defined contribution plans, as well as other financial institutions that access our investment management services directly or through consultants and other intermediaries.
Our revenue is derived from fees received from our clients, including fees for managing advised or subadvised client accounts as well as investment advisory, administration, distribution and service fees received from Company-sponsored open-end and closed-end funds. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
A majority of our revenue, 93.1%, 92.4% and 92.1% for the years ended December 31, 2021, 2020 and 2019, respectively, was derived from investment advisory and administration fees for providing asset management services to institutional accounts as well as open-end funds and closed-end funds sponsored by the Company.
COVID-19
We are continuously managing and evaluating our strategy and response to the COVID-19 pandemic. Please refer to Part I - Item 1A Risk Factors for additional information regarding the effect on our business COVID-19 has had and may continue to have.

Assets Under Management
By Investment Vehicle
(in millions)

	Years Ended December 31,
	2021	2020	2019
Institutional Accounts
Assets under management, beginning of period	$33,255	$31,813	$27,148
Inflows	6,152	7,192	3,993
Outflows	(5,563)	(4,418)	(4,908)
Net inflows (outflows)	589	2,774	(915)
Market appreciation (depreciation)	10,041	53	6,873
Distributions	(1,184)	(1,385)	(1,306)
Transfers	26	—	13
Total increase (decrease)	9,472	1,442	4,665
Assets under management, end of period	$42,727	$33,255	$31,813
Percentage of total assets under management	40.1%	41.6%	44.1%
Average assets under management	$38,906	$29,883	$30,301

Open-end Funds
Assets under management, beginning of period	$35,160	$30,725	$22,295
Inflows	19,542	17,556	12,484
Outflows	(10,765)	(12,135)	(7,745)
Net inflows (outflows)	8,777	5,421	4,739
Market appreciation (depreciation)	8,936	405	5,881
Distributions	(1,936)	(1,391)	(2,177)
Transfers	(26)	—	(13)
Total increase (decrease)	15,751	4,435	8,430
Assets under management, end of period	$50,911	$35,160	$30,725
Percentage of total assets under management	47.7%	44.0%	42.6%
Average assets under management	$42,991	$30,152	$27,595

Closed-end Funds
Assets under management, beginning of period	$11,493	$9,644	$8,410
Inflows	206	2,652	5
Outflows	(119)	(89)	(80)
Net inflows (outflows)	87	2,563	(75)
Market appreciation (depreciation)	2,033	(197)	1,823
Distributions	(622)	(517)	(514)
Total increase (decrease)	1,498	1,849	1,234
Assets under management, end of period	$12,991	$11,493	$9,644
Percentage of total assets under management	12.2%	14.4%	13.4%
Average assets under management	$12,317	$9,140	$9,381

Total
Assets under management, beginning of period	$79,908	$72,182	$57,853
Inflows	25,900	27,400	16,482
Outflows	(16,447)	(16,642)	(12,733)
Net inflows (outflows)	9,453	10,758	3,749
Market appreciation (depreciation)	21,010	261	14,577
Distributions	(3,742)	(3,293)	(3,997)
Total increase (decrease)	26,721	7,726	14,329
Assets under management, end of period	$106,629	$79,908	$72,182
Average assets under management	$94,214	$69,175	$67,277

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Years Ended December 31,
	2021	2020	2019
Advisory
Assets under management, beginning of period	$17,628	$15,669	$12,065
Inflows	4,891	4,324	1,918
Outflows	(2,945)	(2,771)	(1,351)
Net inflows (outflows)	1,946	1,553	567
Market appreciation (depreciation)	4,999	406	3,032
Transfers	26	—	5
Total increase (decrease)	6,971	1,959	3,604
Assets under management, end of period	$24,599	$17,628	$15,669
Percentage of institutional assets under management	57.6%	53.0%	49.3%
Average assets under management	$22,092	$15,650	$14,752

Japan Subadvisory
Assets under management, beginning of period	$9,720	$10,323	$9,288
Inflows	305	1,601	942
Outflows	(1,075)	(626)	(1,076)
Net inflows (outflows)	(770)	975	(134)
Market appreciation (depreciation)	3,563	(193)	2,475
Distributions	(1,184)	(1,385)	(1,306)
Total increase (decrease)	1,609	(603)	1,035
Assets under management, end of period	$11,329	$9,720	$10,323
Percentage of institutional assets under management	26.5%	29.2%	32.4%
Average assets under management	$10,335	$9,014	$9,954

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,907	$5,821	$5,795
Inflows	956	1,267	1,133
Outflows	(1,543)	(1,021)	(2,481)
Net inflows (outflows)	(587)	246	(1,348)
Market appreciation (depreciation)	1,479	(160)	1,366
Transfers	—	—	8
Total increase (decrease)	892	86	26
Assets under management, end of period	$6,799	$5,907	$5,821
Percentage of institutional assets under management	15.9%	17.8%	18.3%
Average assets under management	$6,479	$5,219	$5,595

Total Institutional Accounts
Assets under management, beginning of period	$33,255	$31,813	$27,148
Inflows	6,152	7,192	3,993
Outflows	(5,563)	(4,418)	(4,908)
Net inflows (outflows)	589	2,774	(915)
Market appreciation (depreciation)	10,041	53	6,873
Distributions	(1,184)	(1,385)	(1,306)
Transfers	26	—	13
Total increase (decrease)	9,472	1,442	4,665
Assets under management, end of period	$42,727	$33,255	$31,813
Average assets under management	$38,906	$29,883	$30,301

Assets Under Management
By Investment Strategy
(in millions)

	Years Ended December 31,
	2021	2020	2019
U.S. Real Estate
Assets under management, beginning of period	$32,827	$31,024	$24,627
Inflows	11,538	11,114	7,298
Outflows	(6,499)	(6,478)	(5,363)
Net inflows (outflows)	5,039	4,636	1,935
Market appreciation (depreciation)	14,417	(574)	7,346
Distributions	(2,294)	(2,282)	(2,886)
Transfers	(74)	23	2
Total increase (decrease)	17,088	1,803	6,397
Assets under management, end of period	$49,915	$32,827	$31,024
Percentage of total assets under management	46.8%	41.1%	43.0%
Average assets under management	$41,315	$28,972	$29,117

Preferred Securities
Assets under management, beginning of period	$23,185	$17,581	$13,068
Inflows	8,802	10,979	5,726
Outflows	(5,053)	(5,828)	(3,041)
Net inflows (outflows)	3,749	5,151	2,685
Market appreciation (depreciation)	964	1,172	2,406
Distributions	(985)	(696)	(597)
Transfers	74	(23)	19
Total increase (decrease)	3,802	5,604	4,513
Assets under management, end of period	$26,987	$23,185	$17,581
Percentage of total assets under management	25.3%	29.0%	24.4%
Average assets under management	$25,262	$18,278	$15,702

Global/International Real Estate
Assets under management, beginning of period	$15,214	$13,509	$11,047
Inflows	3,263	4,122	2,541
Outflows	(2,833)	(2,436)	(2,714)
Net inflows (outflows)	430	1,686	(173)
Market appreciation (depreciation)	3,933	102	2,887
Distributions	(197)	(83)	(252)
Total increase (decrease)	4,166	1,705	2,462
Assets under management, end of period	$19,380	$15,214	$13,509
Percentage of total assets under management	18.2%	19.0%	18.7%
Average assets under management	$17,688	$13,193	$12,718

Assets Under Management
By Investment Strategy - continued
(in millions)

	Years Ended December 31,
	2021	2020	2019
Global Listed Infrastructure
Assets under management, beginning of period	$6,729	$8,076	$6,517
Inflows	1,751	997	713
Outflows	(765)	(1,722)	(699)
Net inflows (outflows)	986	(725)	14
Market appreciation (depreciation)	1,256	(423)	1,520
Distributions	(208)	(199)	(201)
Transfers	—	—	226
Total increase (decrease)	2,034	(1,347)	1,559
Assets under management, end of period	$8,763	$6,729	$8,076
Percentage of total assets under management	8.2%	8.4%	11.2%
Average assets under management	$7,970	$6,972	$7,455

Other
Assets under management, beginning of period	$1,953	$1,992	$2,594
Inflows	546	188	204
Outflows	(1,297)	(178)	(916)
Net inflows (outflows)	(751)	10	(712)
Market appreciation (depreciation)	440	(16)	418
Distributions	(58)	(33)	(61)
Transfers	—	—	(247)
Total increase (decrease)	(369)	(39)	(602)
Assets under management, end of period	$1,584	$1,953	$1,992
Percentage of total assets under management	1.5%	2.4%	2.8%
Average assets under management	$1,979	$1,760	$2,285

Total
Assets under management, beginning of period	$79,908	$72,182	$57,853
Inflows	25,900	27,400	16,482
Outflows	(16,447)	(16,642)	(12,733)
Net inflows (outflows)	9,453	10,758	3,749
Market appreciation (depreciation)	21,010	261	14,577
Distributions	(3,742)	(3,293)	(3,997)
Total increase (decrease)	26,721	7,726	14,329
Assets under management, end of period	$106,629	$79,908	$72,182
Average assets under management	$94,214	$69,175	$67,277

Investment Performance as of December 31, 2021

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
(2)    © 2022 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at December 30, 2021. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Changes in Assets Under Management - 2021 Compared with 2020
Assets under management at December 31, 2021 increased 33.4% to $106.6 billion from $79.9 billion at December 31, 2020. The increase was due to net inflows of $9.5 billion and market appreciation of $21.0 billion, partially offset by distributions of $3.7 billion. Net inflows included $5.0 billion into U.S. real estate and $3.7 billion into preferred securities. Market appreciation included $14.4 billion from U.S. real estate and $3.9 billion from global/international real estate. Distributions included $2.3 billion from U.S. real estate and $985 million from preferred securities. Our overall organic growth rate was 11.8% for the year ended December 31, 2021. The organic growth/decay rate represents the ratio of net flows for the year to the beginning assets under management.

Average assets under management for the year ended December 31, 2021 increased 36.2% to $94.2 billion from $69.2 billion for the year ended December 31, 2020.
Institutional accounts
Assets under management in institutional accounts at December 31, 2021, which represented 40.1% of total assets under management, increased 28.5% to $42.7 billion from $33.3 billion at December 31, 2020. The increase was due to net inflows of $589 million and market appreciation of $10.0 billion, partially offset by distributions of $1.2 billion. Net inflows included $802 million into U.S. real estate and $603 million into global listed infrastructure, partially offset by net outflows of $1.0 billion from real assets multi-strategy (included in "Other" in the table on pages 22 and 23). Market appreciation included $5.6 billion from U.S. real estate and $3.5 billion from global/international real estate. Distributions included $1.1 billion from U.S. real estate. Our organic growth rate for institutional accounts was 1.8% for the year ended December 31, 2021.
Average assets under management for institutional accounts for the year ended December 31, 2021 increased 30.2% to $38.9 billion from $29.9 billion for the year ended December 31, 2020.
Assets under management in advisory accounts at December 31, 2021, which represented 57.6% of institutional assets under management, increased 39.5% to $24.6 billion from $17.6 billion at December 31, 2020. The increase was due to net inflows of $1.9 billion and market appreciation of $5.0 billion. Net inflows included $1.5 billion into U.S. real estate, $746 million into global listed infrastructure and $599 million into preferred securities, partially offset by net outflows of $1.0 billion from real assets multi-strategy (included in "Other" in the table on pages 22 and 23). Market appreciation included $2.3 billion from U.S. real estate and $1.9 billion from global/international real estate. Our organic growth rate for advisory accounts was 11.0% for the year ended December 31, 2021.
Average assets under management for advisory accounts for the year ended December 31, 2021 increased 41.2% to $22.1 billion from $15.7 billion for the year ended December 31, 2020.
Assets under management in Japan subadvisory accounts at December 31, 2021, which represented 26.5% of institutional assets under management, increased 16.6% to $11.3 billion from $9.7 billion at December 31, 2020. The increase was due to market appreciation of $3.6 billion, partially offset by net outflows of $770 million and distributions of $1.2 billion. Net outflows included $554 million from U.S. real estate. Market appreciation included $2.9 billion from U.S. real estate and $636 million from global/international real estate. Distributions included $1.1 billion from U.S. real estate. Our organic decay rate for Japan subadvisory accounts was (7.9%) for the year ended December 31, 2021.
Average assets under management for Japan subadvisory accounts for the year ended December 31, 2021 increased 14.7% to $10.3 billion from $9.0 billion for the year ended December 31, 2020.
Assets under management in subadvisory accounts excluding Japan at December 31, 2021, which represented 15.9% of institutional assets under management, increased 15.1% to $6.8 billion from $5.9 billion at December 31, 2020. The increase was due to market appreciation of $1.5 billion, partially offset by net outflows of $587 million. Net outflows included $374 million from global/international real estate and $137 million from global listed infrastructure. Market appreciation included $938 million from global/international real estate and $342 million from U.S. real estate. Our organic decay rate for subadvisory accounts excluding Japan was (9.9%) for the year ended December 31, 2021.
Average assets under management for subadvisory accounts excluding Japan for the year ended December 31, 2021 increased 24.1% to $6.5 billion from $5.2 billion for the year ended December 31, 2020.
Open-end funds
Assets under management in open-end funds at December 31, 2021, which represented 47.7% of total assets under management, increased 44.8% to $50.9 billion from $35.2 billion at December 31, 2020. The increase was due to net inflows of $8.8 billion and market appreciation of $8.9 billion, partially offset by distributions of $1.9 billion. Net inflows included $4.2 billion into U.S. real estate and $3.3 billion into preferred securities. Market appreciation included $7.8 million from U.S. real estate. Distributions included $1.0 billion from U.S. real estate ($935 million of which was reinvested and included in net inflows) and $762 million from preferred securities ($575 million of which was reinvested and included in net inflows). Our organic growth rate for open-end funds was 25.0% for the year ended December 31, 2021.
Average assets under management for open-end funds for the year ended December 31, 2021 increased 42.6% to $43.0 billion from $30.2 billion for the year ended December 31, 2020.

Closed-end funds
Assets under management in closed-end funds at December 31, 2021, which represented 12.2% of total assets under management, increased 13.0% to $13.0 billion from $11.5 billion at December 31, 2020. The increase was primarily due to market appreciation of $2.0 billion, partially offset by distributions of $622 million. Our organic growth rate for closed-end funds was 0.8% for the year ended December 31, 2021.
Average assets under management for closed-end funds for the year ended December 31, 2021 increased 34.8% to $12.3 billion from $9.1 billion for the year ended December 31, 2020.
Changes in Assets Under Management - 2020 Compared with 2019
Assets under management at December 31, 2020 increased 10.7% to $79.9 billion from $72.2 billion at December 31, 2019. The increase was due to net inflows of $10.8 billion and market appreciation of $261 million, which recovered from $15.3 billion of market depreciation in the first quarter of 2020, partially offset by distributions of $3.3 billion. Net inflows included $5.2 billion into preferred securities and $4.6 billion into U.S. real estate. Market appreciation included $1.2 billion from preferred securities, partially offset by market depreciation of $574 million from U.S. real estate and $423 million from global listed infrastructure. Distributions included $2.3 billion from U.S. real estate and $696 million from preferred securities. Our overall organic growth rate was 14.9% for the year ended December 31, 2020.
Average assets under management for the year ended December 31, 2020 increased 2.8% to $69.2 billion from $67.3 billion for the year ended December 31, 2019.
Institutional accounts
Assets under management in institutional accounts at December 31, 2020, which represented 41.6% of total assets under management, increased 4.5% to $33.3 billion from $31.8 billion at December 31, 2019. The increase was due to net inflows of $2.8 billion and market appreciation of $53 million, partially offset by distributions of $1.4 billion. Net inflows included $1.9 billion into global/international real estate and $1.6 billion into U.S. real estate, partially offset by net outflows of $662 million from global listed infrastructure. Distributions included $1.4 billion from U.S. real estate. Our organic growth rate for institutional accounts was 8.7% for the year ended December 31, 2020.
Average assets under management for institutional accounts for the year ended December 31, 2020 decreased 1.4% to $29.9 billion from $30.3 billion for the year ended December 31, 2019.
Assets under management in advisory accounts at December 31, 2020, which represented 53.0% of institutional assets under management, increased 12.5% to $17.6 billion from $15.7 billion at December 31, 2019. The increase was due to net inflows of $1.6 billion and market appreciation of $406 million. Net inflows included $1.3 billion into global/international real estate and $699 million into U.S. real estate, partially offset by net outflows of $565 million from global listed infrastructure. Market appreciation included $265 million from global/international real estate and $196 million from preferred securities. Our organic growth rate for advisory accounts was 9.9% for the year ended December 31, 2020.
Average assets under management for advisory accounts for the year ended December 31, 2020 increased 6.1% to $15.7 billion from $14.8 billion for the year ended December 31, 2019.
Assets under management in Japan subadvisory accounts at December 31, 2020, which represented 29.2% of institutional assets under management, decreased 5.8% to $9.7 billion from $10.3 billion at December 31, 2019. The decrease was due to market depreciation of $193 million and distributions of $1.4 billion, partially offset by net inflows of $975 million. Net inflows included $913 million into U.S. real estate. Market depreciation included $237 million from U.S. real estate, partially offset by market appreciation of $41 million from global/international real estate. Distributions included $1.4 billion from U.S. real estate. Our organic growth rate for Japan subadvisory accounts was 9.4% for the year ended December 31, 2020.
Average assets under management for Japan subadvisory accounts for the year ended December 31, 2020 decreased 9.4% to $9.0 billion from $10.0 billion for the year ended December 31, 2019.
Assets under management in subadvisory accounts excluding Japan at December 31, 2020, which represented 17.8% of institutional assets under management, increased 1.5% to $5.9 billion from $5.8 billion at December 31, 2019. The increase was due to net inflows of $246 million, partially offset by market depreciation of $160 million. Net inflows included $368 million into global/international real estate, partially offset by net outflows of $90 million from global listed infrastructure.

Market depreciation included $109 million from global/international real estate. Our organic growth rate for subadvisory accounts excluding Japan was 4.2% for the year ended December 31, 2020.
Average assets under management for subadvisory accounts excluding Japan for the year ended December 31, 2020 decreased 6.7% to $5.2 billion from $5.6 billion for the year ended December 31, 2019.
Open-end funds
Assets under management in open-end funds at December 31, 2020, which represented 44.0% of total assets under management, increased 14.4% to $35.2 billion from $30.7 billion at December 31, 2019. The increase was due to net inflows of $5.4 billion and market appreciation of $405 million, partially offset by distributions of $1.4 billion. Net inflows included $3.0 billion into preferred securities and $2.5 billion into U.S. real estate. Market appreciation included $851 million from preferred securities, partially offset by market depreciation of $260 million from U.S. real estate, $95 million from global/international real estate and $81 million from global listed infrastructure. Distributions included $742 million from U.S. real estate ($631 million of which was reinvested and included in net inflows) and $578 million from preferred securities ($402 million of which was reinvested and included in net inflows). Our organic growth rate for open-end funds was 17.6% for the year ended December 31, 2020.
Average assets under management for open-end funds for the year ended December 31, 2020 increased 9.3% to $30.2 billion from $27.6 billion for the year ended December 31, 2019.
Closed-end funds
Assets under management in closed-end funds at December 31, 2020, which represented 14.4% of total assets under management, increased 19.2% to $11.5 billion from $9.6 billion at December 31, 2019. The increase was due to net inflows of $2.6 billion, partially offset by market depreciation of $197 million and distributions of $517 million. Net inflows included $2.1 billion from the Company's initial public offering of the Cohen & Steers Tax-Advantaged Preferred Securities and Income Fund (PTA) and $526 million from the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering. Our organic growth rate for closed-end funds was 26.6% for the year ended December 31, 2020.
Average assets under management for closed-end funds for the year ended December 31, 2020 decreased 2.6% to $9.1 billion from $9.4 billion for the year ended December 31, 2019.

Summary of Operating Information

	Years Ended December 31,
(in thousands, except percentages and per share data)	2021	2020	2019
U.S. GAAP
Revenue	$583,832	$427,536	$410,830
Expenses (1)	$323,460	$332,479	$250,696
Operating income	$260,372	$95,057	$160,134
Non-operating income (loss)	$21,572	$(1,670)	$27,415
Net income attributable to common stockholders	$211,396	$76,584	$134,621
Diluted earnings per share	$4.31	$1.57	$2.79
Operating margin	44.6%	22.2%	39.0%

As Adjusted (2)
Net income attributable to common stockholders	$197,947	$125,291	$124,360
Diluted earnings per share	$4.03	$2.57	$2.57
Operating margin	46.0%	39.6%	39.6%
_________________________
(1)    Included expenses of $60.6 million associated with the initial public offering of PTA for the year ended December 31, 2020.
(2)    Please refer to pages 33-34 for reconciliations of U.S. GAAP to as adjusted results.
U.S. GAAP
2021 Compared with 2020
Revenue

	Years Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Open-end funds	$288,359	$201,135	$87,224	43.4%
Institutional accounts	146,345	115,876	30,469	26.3%
Closed-end funds	108,840	78,026	30,814	39.5%
Investment advisory and administration fees	543,544	395,037	148,507	37.6%
Distribution and service fees	37,630	30,134	7,496	24.9%
Other	2,658	2,365	293	12.4%
Total revenue	$583,832	$427,536	$156,296	36.6%
Total investment advisory and administration revenue from open-end funds for the year ended December 31, 2021 increased primarily due to higher average assets under management. Total investment advisory and administration revenue compared with average assets under management implied an annual effective fee rate of 67.1 bps and 66.7 bps for the years ended December 31, 2021 and 2020, respectively.
Total investment advisory revenue from institutional accounts for the year ended December 31, 2021 increased primarily due to higher average assets under management, partially offset by lower performance fees. Total investment advisory revenue compared with average assets under management implied an annual effective fee rate of 37.6 bps and 38.8 bps for the years ended December 31, 2021 and 2020, respectively. The decrease in the implied annual effective fee rate was primarily due to lower performance fees for the year ended December 31, 2021. Excluding the performance fees of $5.6 million and $7.7 million, the implied annual effective fee rate would have been 36.2 bps for the years ended December 31, 2021 and 2020, respectively.
Total investment advisory and administration revenue from closed-end funds for the year ended December 31, 2021 increased primarily due to higher average assets under management. Total investment advisory and administration revenue compared with average assets under management implied an annual effective fee rate of 88.4 bps and 85.4 bps for the years ended December 31, 2021 and 2020, respectively. The increase in the implied annual effective fee rate was primarily due to the initial public offering of PTA in the fourth quarter of 2020.
Distribution and service fees for the year ended December 31, 2021 increased primarily due higher average assets under management in U.S. open-end funds.

Expenses

	Years Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Employee compensation and benefits	$195,443	$156,457	$38,986	24.9%
Distribution and service fees	75,891	115,084	(39,193)	(34.1)%
General and administrative	48,034	56,286	(8,252)	(14.7)%
Depreciation and amortization	4,092	4,652	(560)	(12.0)%
Total expenses	$323,460	$332,479	$(9,019)	(2.7)%

Employee compensation and benefits for the year ended December 31, 2021 increased primarily due to an increase in incentive compensation of $24.8 million and higher accelerated vesting of certain restricted stock units of $6.4 million.
Distribution and service fee expenses for the year ended December 31, 2020 included expenses of $57.8 million associated with the initial public offering of PTA. Excluding these expenses, distribution and service fees for the year ended December 31, 2021 increased $18.6 million primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses for the year ended December 31, 2020 included expenses of $11.9 million associated with the RQI rights offering. Excluding these expenses, general and administrative expenses for the year ended December 31, 2021 increased $3.6 million primarily due to higher recruitment fees of $1.7 million and higher information technology related expenses of $1.2 million.
Operating Margin
Operating margin for the year ended December 31, 2021 increased to 44.6% from 22.2% for the year ended December 31, 2020. The year ended December 31, 2020 included costs associated with the initial public offering of PTA and the RQI rights offering noted above. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

	Years Ended December 31,
	2021			2020
(in thousands)	Seed Investments (1)	Other	Total	Seed Investments (1)	Other	Total
Interest and dividend income—net	$2,818	$59	$2,877	$2,358	$1,004	$3,362
Gain (loss) from investments—net	18,710	74	18,784	(4,116)	—	(4,116)
Foreign currency gain (loss)—net	330	(419)	(89)	(399)	(517)	(916)
Total non-operating income (loss)	$21,858	$(286)	$21,572	$(2,157)	$487	$(1,670)
_________________________
(1)    Seed investments included net income of $14.8 million and net loss of $1.4 million attributable to third-party interests in consolidated Company-sponsored funds for the years ended December 31, 2021 and 2020, respectively.
Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Income tax expense	$55,790	$18,222	$37,568	206.2%
Effective tax rate	20.9%	19.2%

The effective tax rate for the year ended December 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes as well as limitations on the deductibility of executive compensation. These were offset by certain discrete tax items, the most significant being the reversal of certain liabilities associated with unrecognized tax benefits and the appreciated value of the restricted stock units delivered in January 2021. The effective tax rate for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes as well as limitations on the deductibility of executive compensation. These were more than offset by certain discrete tax items, the most significant being the appreciated value of the restricted stock units delivered in January 2020.

2020 Compared with 2019
Revenue

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Open-end funds	$201,135	$187,730	$13,405	7.1%
Institutional accounts	115,876	110,346	5,530	5.0%
Closed-end funds	78,026	80,502	(2,476)	(3.1)%
Investment advisory and administration fees	395,037	378,578	16,459	4.3%
Distribution and service fees	30,134	30,048	86	0.3%
Other	2,365	2,204	161	7.3%
Total revenue	$427,536	$410,830	$16,706	4.1%
Total investment advisory and administration revenue from open-end funds for the year ended December 31, 2020 increased primarily due to higher average assets under management. Total investment advisory and administration revenue compared with average assets under management implied an annual effective fee rate of 66.7 bps and 68.0 bps for the years ended December 31, 2020 and 2019, respectively. The decrease in the implied annual effective fee rate is primarily due to the full year impact of a reduction of the investment advisory fee rate resulting from imposition of an expense cap effective July 1, 2019 by Cohen & Steers Realty Shares, Inc.
Total investment advisory revenue from institutional accounts for the year ended December 31, 2020 increased primarily due to higher performance fees from certain institutional accounts, partially offset by lower average assets under management. Total investment advisory revenue compared with average assets under management implied an annual effective fee rate of 38.8 bps and 36.4 bps for the years ended December 31, 2020 and 2019, respectively. The increase in the implied annual effective fee rate is primarily due to higher performance fees in 2020. Excluding the performance fees of $7.7 million and $1.0 million, the implied annual effective fee rate for the years ended December 31, 2020 and 2019, respectively, would have been 36.2 bps and 36.1bps.
Total investment advisory and administration revenue from closed-end funds for the year ended December 31, 2020 decreased primarily due to lower average assets under management. Total investment advisory and administration revenue compared with average assets under management implied an annual effective fee rate of 85.4 bps and 85.8 bps for the years ended December 31, 2020 and 2019, respectively.
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
Operating Margin
Operating margin for the year ended December 31, 2020 decreased to 22.2% from 39.0% for the year ended December 31, 2019. The decrease was primarily due to costs associated with the initial public offering of PTA and the RQI rights offering for the year ended December 31, 2020 noted above.

Non-operating Income (Loss)

	Years Ended December 31,
	2020			2019
(in thousands)	Seed Investments (1)	Other	Total	Seed Investments (1)	Other	Total
Interest and dividend income—net	$2,358	$1,004	$3,362	$3,052	$3,664	$6,716
Gain (loss) from investments—net	(4,116)	—	(4,116)	21,673	—	21,673
Foreign currency gain (loss)—net	(399)	(517)	(916)	381	(1,355)	(974)
Total non-operating income (loss)	$(2,157)	$487	$(1,670)	$25,106	$2,309	$27,415
_________________________
(1)    Seed investments included net loss of $1.4 million and net income of $12.4 million attributable to third-party interests in consolidated Company-sponsored funds for the years ended December 31, 2020 and 2019, respectively.
Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Income tax expense	$18,222	$40,565	$(22,343)	(55.1)%
Effective tax rate	19.2%	23.2%
The effective tax rate for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes as well as limitations on the deductibility of executive compensation. These were more than offset by certain discrete tax items, the most significant being the appreciated value of the restricted stock units delivered in January 2020. The effective tax rate for the year ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign income taxes. These were partially offset by certain discrete tax items, the most significant being the reversal of certain liabilities associated with unrecognized tax benefits and the appreciated value of restricted stock units delivered in January 2019, as well as the release of a portion of the valuation allowance associated with unrealized gains on the Company's seed investments.
As Adjusted
This section discusses as adjusted results. Please refer to pages 33-34 for reconciliations of U.S. GAAP to as adjusted results.
2021 Compared with 2020
Revenue
Revenue, as adjusted, for the year ended December 31, 2021 was $584.2 million, compared with $427.8 million as adjusted, for the year ended December 31, 2020.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both years.
Expenses
Expenses, as adjusted, for the year ended December 31, 2021 were $315.4 million, compared with $258.4 million as adjusted, for the year ended December 31, 2020.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both years;
•Amounts related to the accelerated vesting of certain restricted stock units for both years;
•Costs associated with the initial public offering of PTA for the year ended December 31, 2020;
•Costs associated with the RQI rights offering for the year ended December 31, 2020; and
•Other non-recurring expenses for the year ended December 31, 2020.
Operating Margin
Operating margin, as adjusted, for the year ended December 31, 2021 was 46.0%, compared with 39.6% as adjusted, for the year ended December 31, 2020.

Non-operating Income (Loss)
Non-operating loss, as adjusted, for the year ended December 31, 2021 was $761,000, compared with non-operating income, as adjusted, of $1.4 million for the year ended December 31, 2020.
Non-operating income (loss), as adjusted, excluded the following for both years:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the year ended December 31, 2021 was 26.2%, compared with 26.7% as adjusted, for the year ended December 31, 2020.
The effective tax rate, as adjusted, excluded the following for both years:
•Tax effects associated with items noted above; and
•Discrete tax items.
2020 Compared with 2019
Revenue
Revenue, as adjusted, for the year ended December 31, 2020 was $427.8 million, compared with $410.4 million as adjusted, for the year ended December 31, 2019.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both years.
Expenses
Expenses, as adjusted, for the year ended December 31, 2020 were $258.4 million, compared with $247.7 million as adjusted, for the year ended December 31, 2019.
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
Non-operating Income (Loss)
Non-operating income, as adjusted, for the year ended December 31, 2020 was $1.4 million, compared with $4.2 million as adjusted, for the year ended December 31, 2019.
Non-operating income, as adjusted, excluded the following for both years:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the year ended December 31, 2020 was 26.7%, compared with 25.5% as adjusted, for the year ended December 31, 2019.
The effective tax rate, as adjusted, excluded the following for both years:
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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income attributable to common stockholders, U.S. GAAP	$211,396	$76,584	$134,621
Seed investments (1)	(5,870)	1,443	(11,858)
Accelerated vesting of restricted stock units	7,197	774	1,344
Initial public offering costs (2)	—	60,559	—
Rights offering costs (3)	—	11,859	346
Other non-recurring expenses (4)	—	500	—
Foreign currency exchange (gains) losses—net (5)	(475)	871	1,909
Tax adjustments (6)	(14,301)	(27,299)	(2,002)
Net income attributable to common stockholders, as adjusted	$197,947	$125,291	$124,360

Diluted weighted average shares outstanding	49,090	48,676	48,297
Diluted earnings per share, U.S. GAAP	$4.31	$1.57	$2.79
Seed investments	(0.12)	0.03	(0.25)
Accelerated vesting of restricted stock units	0.15	0.02	0.02
Initial public offering costs	—	1.24	—
Rights offering costs	—	0.24	0.01
Other non-recurring expenses	—	0.01	—
Foreign currency exchange (gains) losses—net	(0.01)	0.02	0.04
Tax adjustments	(0.30)	(0.56)	(0.04)
Diluted earnings per share, as adjusted	$4.03	$2.57	$2.57
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.
(2)    Represents costs associated with the initial public offering of PTA. Costs are summarized in the following table:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Employee compensation and benefits	$—	$1,317	$—
Distribution and service fees	—	57,818	—
General and administrative	—	1,424	—
Initial public offering costs	$—	$60,559	$—
(3)     Represents costs associated with the RQI rights offering, which were recorded in general and administrative expense.
(4)     Represents non-recurring expenses, which were recorded in distribution and service fees.
(5)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(6)    Tax adjustments are summarized in the following table:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Exclusion of tax effects associated with items noted above	$(2,262)	$(17,119)	$38
Exclusion of discrete tax items	(12,039)	(10,180)	(2,040)
Total tax adjustments	$(14,301)	$(27,299)	$(2,002)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Revenue, U.S. GAAP	$583,832	$427,536	$410,830
Seed investments (1)	411	281	(438)
Revenue, as adjusted	$584,243	$427,817	$410,392

Expenses, U.S. GAAP	$323,460	$332,479	$250,696
Seed investments (1)	(819)	(424)	(1,323)
Accelerated vesting of restricted stock units	(7,197)	(774)	(1,344)
Initial public offering costs (2)	—	(60,559)	—
Rights offering costs (3)	—	(11,859)	(346)
Other non-recurring expenses (4)	—	(500)	—
Expenses, as adjusted	$315,444	$258,363	$247,683

Operating income, U.S. GAAP	$260,372	$95,057	$160,134
Seed investments (1)	1,230	705	885
Accelerated vesting of restricted stock units	7,197	774	1,344
Initial public offering costs (2)	—	60,559	—
Rights offering costs (3)	—	11,859	346
Other non-recurring expenses (4)	—	500	—
Operating income, as adjusted	$268,799	$169,454	$162,709

Operating margin, U.S. GAAP	44.6%	22.2%	39.0%
Operating margin, as adjusted	46.0%	39.6%	39.6%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2)    Represents costs associated with the initial public offering of PTA. Costs are summarized in the following table:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Employee compensation and benefits	$—	$1,317	$—
Distribution and service fees	—	57,818	—
General and administrative	—	1,424	—
Initial public offering costs	$—	$60,559	$—
(3)     Represents costs associated with the RQI rights offering, which were recorded in general and administrative expense.
(4)     Represents non-recurring expenses, which were recorded in distribution and service fees.
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Years Ended December 31,
(in thousands)	2021	2020	2019
Non-operating income (loss), U.S. GAAP	$21,572	$(1,670)	$27,415
Seed investments (1)	(21,858)	2,157	(25,106)
Foreign currency exchange (gains) losses—net (2)	(475)	871	1,909
Non-operating income (loss), as adjusted	$(761)	$1,358	$4,218
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating (income) loss from seed investments that were not consolidated.
(2)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

Changes in Financial Condition, Liquidity and Capital Resources
We seek to maintain a capital structure that supports our business strategies and maintains the appropriate amount of liquidity at all times. Furthermore, we currently expect cash flows from operations to be more than adequate to fund our present and reasonably foreseeable future commitments for investing and financing activities.
Net Liquid Assets
Our current financial condition is highly liquid and is primarily comprised of cash and cash equivalents, U.S. Treasury securities, if any, seed investments and other current assets. Liquid assets are reduced by current liabilities, which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any outstanding debt.
The table below summarizes net liquid assets:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$184,373	$41,232
U.S. Treasury securities	—	41,648
Seed investments—net	62,679	60,083
Other current assets	84,533	70,208
Current liabilities	(118,888)	(93,870)
Net liquid assets	$212,697	$119,301
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly-rated financial institutions and include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. The year ended December 31, 2020 included the payment of expenses associated with the initial public offering of PTA ($60.6 million) and the RQI rights offering ($12.0 million).
On February 15, 2022, we funded $18.0 million of our investment commitment in the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF). Refer to Investment Commitments, Contractual Obligations, Commitments and Contingencies for further discussion.
On February 24, 2022, we announced the initial public offering of the Cohen & Steers Real Estate Opportunities and Income Fund (the Fund). The Fund raised approximately $305.0 million in proceeds, excluding leverage. In addition, the underwriters have an option to purchase, within 45 days, up to an additional 2,287,500 common shares at the public offering price of $20.00 per share. We expect to incur costs of approximately $15.0 million in connection with the offering, excluding any additional costs that would be incurred should the underwriters exercise their option to purchase additional shares.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and were classified as held to maturity.
Seed investments—net
Seed investments are primarily comprised of investments in Company-sponsored funds that we do not consolidate, our pro-rata share of the net assets of the funds that we do consolidate and listed securities held directly for the purpose of establishing performance track records. Seed investments are recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Seed investments are presented net of redeemable noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At December 31, 2021, institutional accounts comprised 49.1% of total accounts receivable, while open-end and closed-end funds, together, comprised 50.2% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at December 31, 2021, there was no allowance for uncollectible accounts required.

Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable and other liabilities and accrued expenses.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes cash flows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flow Data:
Net cash provided by (used in) operating activities	$242,901	$89,186	$141,445
Net cash provided by (used in) investing activities	47,648	(1,770)	35,949
Net cash provided by (used in) financing activities	(145,426)	(148,895)	(170,130)
Net increase (decrease) in cash and cash equivalents	145,123	(61,479)	7,264
Effect of foreign exchange rate changes on cash and cash equivalents	(999)	1,359	1,355
Cash and cash equivalents, beginning of the period	41,232	101,352	92,733
Cash and cash equivalents, end of the period	$185,356	$41,232	$101,352
We expect that cash flows provided by operating activities will provide sufficient liquidity to meet our obligations and continue to serve as our principal source of working capital for the foreseeable future.
In 2021, cash and cash equivalents, excluding the effect of foreign exchange rate changes, increased by $145.1 million when compared with 2020. The year ended December 31, 2020 included costs associated with the initial public offering of PTA and the RQI rights offering. Net cash provided by operating activities was $242.9 million. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $47.6 million, which included $41.7 million of proceeds from the sales and maturities of U.S. Treasury securities held for corporate purposes and net proceeds of securities held directly for the purpose of establishing performance track records of $8.1 million. Net cash used in financing activities was $145.4 million, including dividends paid to stockholders of $147.6 million, which included a special dividend of $60.3 million paid on November 30, 2021, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $22.6 million, partially offset by net contributions from redeemable noncontrolling interests of $23.7 million.
In 2020, cash and cash equivalents, excluding the effect of foreign exchange rate changes, decreased by $61.5 million when compared with 2019. The decrease in cash was primarily due to the payment of expenses of $60.6 million associated with the initial public offering of PTA and $12.0 million associated with the RQI rights offering for the year ended December 31, 2020. Net cash provided by operating activities was $89.2 million. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in investing activities was $1.8 million, primarily attributable to net purchases of securities held directly for the purpose of establishing performance track records of $7.3 million and purchases of property and equipment of $2.5 million, partially offset by $8.4 million of proceeds from the sales and maturities of U.S. Treasury securities held for corporate purposes. Net cash used in financing activities was $148.9 million, including dividends paid to stockholders of $122.5 million, which included a special dividend of $47.8 million paid on December 1, 2020 and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.9 million.
In 2019, cash and cash equivalents, excluding the effect of foreign exchange rate changes, increased by $7.3 million when compared with 2018. Net cash provided by operating activities was $141.4 million. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by investing activities was $35.9 million, primarily attributable to net proceeds from the sales of securities held directly for the purpose of establishing performance track records of $33.7 million. Net cash used in financing activities was $170.1 million, including dividends paid to stockholders of $162.7 million, which included a special dividend of $94.5 million paid on December 3, 2019 and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $10.4 million.

Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at December 31, 2021:

(in thousands)	2022	2023	2024	2025	Total
Operating leases	$12,354	$11,912	$1,131	$—	$25,397
Purchase obligations (1)	4,047	2,825	1,092	378	8,342
Other liability (2)	665	1,246	1,662	2,077	5,650
Total	$17,066	$15,983	$3,885	$2,455	$39,389
_________________________
(1)    Represents contracts which are either noncancellable or cancellable with a penalty. The Company’s obligations primarily reflected standard service contracts for market data.
(2)    Consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in 2017. See Note 14, Income Taxes, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
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
On February 24, 2022, we declared a quarterly dividend on our common stock in the amount of $0.55 per share. This dividend will be payable on March 17, 2022 to stockholders of record at the close of business on March 7, 2022.
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of December 31, 2021, we had funded $3.1 million of this commitment. On February 15, 2022, we funded an additional $18.0 million of this commitment.
Contingencies
Due to the uncertainty with respect the timing of future cash flows associated with unrecognized tax benefits at December 31, 2021, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $10.4 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14, Income Taxes, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
Net Capital Requirements
Several of our subsidiaries are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2021, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement. See Note 12, Regulatory Requirements, in the notes to the consolidated financial statements included in Part IV, Item 15.
Critical Accounting Estimates
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
Our significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing and should be read in conjunction with the summarized information below. Management considers the following accounting estimates critical to an informed review of our consolidated financial statements as they require management to make certain judgments about matters that may be uncertain at the time the estimates were determined.

Income Taxes
We operate globally through our subsidiaries and therefore must allocate our income, expenses, and earnings taking into account various laws and regulations. Our tax provision represents an estimate of the total liability that we have incurred as a result of our global operations. The determination of our annual provision is subject to judgments and estimates and the actual results included in our annual tax returns may vary from the amounts reported in our consolidated financial statements. Accordingly, we recognize additions to, or reductions from, income tax expense during reporting periods that may pertain to prior period provisions as our estimated liabilities are revised and actual tax returns and audits, if any, are settled. Such adjustments are recognized in the quarterly period in which they are determined.
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
Seed investments—net
Our seed investments are primarily comprised of investments in Company-sponsored funds that we do not consolidate, our pro-rata share of the net assets of the funds that we do consolidate and listed securities held directly for the purpose of establishing performance track records. Seed investments are recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle.
Our seed investments are subject to price risk. We may mitigate this by entering into derivative contracts to economically hedge a portion of our risk. The following table summarizes the effect that a ten percent increase or decrease in prices would have on the carrying value of our seed investments, which is presented net of redeemable noncontrolling interests, as of December 31, 2021 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Seed investments—net	$62,679	$(26,709)	$35,970	$39,567	$32,373

A majority of our revenue—93.1%, 92.4% and 92.1% for the years ended December 31, 2021, 2020 and 2019, respectively, was derived from investment advisory and administration agreements with our clients. Under these agreements, the investment advisory and administration fee we receive is based on the market value of the assets we manage. Accordingly, a decline in the prices of securities generally, and real estate and preferred securities in particular, attributable to market conditions including inflation, interest rate changes or a general economic downturn, may cause our revenue and income to decline by causing the value of the assets we manage to decrease, which would result in lower investment advisory and administration fees; or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk or cost, which would also result in lower investment advisory and administration fees.
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
Item 9A. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting is located on page F-2 of this Annual Report on Form 10-K and Deloitte & Touche LLP’s report on the effectiveness of our internal control over financial reporting is located on page F-3.
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Form of Amended and Restated Bylaws of the Company (2)
4.1	—	Specimen Common Stock Certificate (6)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
4.3	—	Description of the Registrant’s Securities (9)
10.1	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.2	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (7)
10.3	—	Amended and Restated Cohen & Steers, Inc. Annual Incentive Plan* (3)
10.4	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (3)
10.5	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (4)
10.6	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (5)
10.7	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (8)
10.8	—	Letter Agreement between the Company and Robert H. Steers* (filed herewith)
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(7)Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2017.
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
                            February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Cohen
Martin Cohen	Chairman and Director	February 25, 2022

/s/ Robert H. Steers
Robert H. Steers	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

/s/ Joseph M. Harvey
Joseph M. Harvey	President and Director	February 25, 2022

/s/ Peter L. Rhein
Peter L. Rhein	Director	February 25, 2022

/s/ Richard P. Simon
Richard P. Simon	Director	February 25, 2022

/s/ Edmond D. Villani
Edmond D. Villani	Director	February 25, 2022

/s/ Frank T. Connor
Frank T. Connor	Director	February 25, 2022

/s/ Reena Aggarwal
Reena Aggarwal	Director	February 25, 2022

/s/ Dasha Smith
Dasha Smith	Director	February 25, 2022

/s/ Matthew S. Stadler
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	February 25, 2022

/s/ Elena Dulik
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

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
The Company’s internal control over financial reporting (1) includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cohen & Steers, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes - Refer to Note 14 to the consolidated financial statements
Unrecognized Tax Benefits
Critical Audit Matter Description
As discussed in Note 14 to the consolidated financial statements, as of December 31, 2021, the Company had $10.4 million of gross unrecognized tax benefits.
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
February 25, 2022
We have served as the Company’s auditor since 2003.

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$184,373	$41,232
Investments ($127,912 and $80,743) (1)	154,654	154,978
Accounts receivable	84,090	69,680
Due from brokers ($1,340 and $223) (1)	3,567	5,125
Property and equipment—net	8,938	10,341
Operating lease right-of-use assets—net	22,009	31,203
Goodwill and intangible assets—net	19,696	20,495
Other assets ($1,589 and $637) (1)	15,360	15,399
Total assets	$492,687	$348,453

Liabilities:
Accrued compensation and benefits	$79,167	$56,384
Distribution and service fees payable	10,183	7,748
Operating lease liabilities	24,525	34,926
Income tax payable	22,611	12,672
Due to brokers ($926 and $128) (1)	927	501
Other liabilities and accrued expenses ($689 and $326) (1)	10,948	11,318
Total liabilities	148,361	123,549
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	89,143	50,665
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,267,309 and 53,462,621 shares issued at December 31, 2021 and 2020, respectively	543	535
Additional paid-in capital	715,847	670,142
Accumulated deficit	(231,967)	(291,542)
Accumulated other comprehensive loss	(5,886)	(4,134)
Treasury stock, at cost, 5,997,239 and 5,674,510 shares at December 31, 2021 and 2020, respectively	(223,354)	(200,762)
Total stockholders’ equity	255,183	174,239
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$492,687	$348,453
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2021 and 2020 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Investment advisory and administration fees	$543,544	$395,037	$378,578
Distribution and service fees	37,630	30,134	30,048
Other	2,658	2,365	2,204
Total revenue	583,832	427,536	410,830
Expenses:
Employee compensation and benefits	195,443	156,457	143,431
Distribution and service fees	75,891	115,084	55,237
General and administrative	48,034	56,286	47,632
Depreciation and amortization	4,092	4,652	4,396
Total expenses	323,460	332,479	250,696
Operating income (loss)	260,372	95,057	160,134
Non-operating income (loss):
Interest and dividend income—net	2,877	3,362	6,716
Gain (loss) from investments—net	18,784	(4,116)	21,673
Foreign currency gain (loss)—net	(89)	(916)	(974)
Total non-operating income (loss)	21,572	(1,670)	27,415
Income before provision for income taxes	281,944	93,387	187,549
Provision for income taxes	55,790	18,222	40,565
Net income	226,154	75,165	146,984
Net (income) loss attributable to redeemable noncontrolling interests	(14,758)	1,419	(12,363)
Net income attributable to common stockholders	$211,396	$76,584	$134,621

Earnings per share attributable to common stockholders:
Basic	$4.38	$1.60	$2.85
Diluted	$4.31	$1.57	$2.79
Weighted average shares outstanding:
Basic	48,316	47,800	47,273
Diluted	49,090	48,676	48,297

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$226,154	$75,165	$146,984
Net (income) loss attributable to redeemable noncontrolling interests	(14,758)	1,419	(12,363)
Net income attributable to common stockholders	211,396	76,584	134,621
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,752)	2,192	997
Total comprehensive income attributable to common stockholders	$209,644	$78,776	$135,618

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Redeemable Noncontrolling Interests	Shares of Common Stock, Net
January 1, 2019	$518	$602,272	$(208,404)	$(7,323)	$(164,417)	$222,646	$114,192	46,768
Dividends ($3.44 per share)	—	—	(168,678)	—	—	(168,678)	—	—
Issuance of common stock	9	861	—	—	—	870	—	762
Repurchase of common stock	—	—	—	—	(10,408)	(10,408)	—	(280)
Issuance of restricted stock units—net	—	7,039	—	—	—	7,039	—	—
Amortization of restricted stock units	—	26,883	—	—	—	26,883	—	—
Forfeitures of restricted stock units	—	(267)	—	—	—	(267)	—	—
Net income (loss)	—	—	134,621	—	—	134,621	12,363	—
Other comprehensive income (loss)	—	—	—	997	—	997	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,242	—
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(75,385)	—
December 31, 2019	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$213,703	$53,412	47,250
Dividends ($2.56 per share)	—	—	(125,665)	—	—	(125,665)	—	—
Issuance of common stock	8	1,002	—	—	—	1,010	—	883
Repurchase of common stock	—	—	—	—	(25,937)	(25,937)	—	(345)
Issuance of restricted stock units—net	—	3,865	—	—	—	3,865	—	—
Amortization of restricted stock units	—	28,740	—	—	—	28,740	—	—
Forfeitures of restricted stock units	—	(253)	—	—	—	(253)	—	—
Net income (loss)	—	—	76,584	—	—	76,584	(1,419)	—
Other comprehensive income (loss)	—	—	—	2,192	—	2,192	—	—
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	(1,328)	—
December 31, 2020	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$174,239	$50,665	47,788
Dividends ($3.05 per share)	—	—	(151,821)	—	—	(151,821)	—	—
Issuance of common stock	8	1,170	—	—	—	1,178	—	805
Repurchase of common stock	—	—	—	—	(22,592)	(22,592)	—	(323)
Issuance of restricted stock units—net	—	6,389	—	—	—	6,389	—	—
Amortization of restricted stock units	—	40,766	—	—	—	40,766	—	—
Forfeitures of restricted stock units	—	(2,620)	—	—	—	(2,620)	—	—
Net income (loss)	—	—	211,396	—	—	211,396	14,758	—
Other comprehensive income (loss)	—	—	—	(1,752)	—	(1,752)	—	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	23,720	—
December 31, 2021	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$255,183	$89,143	48,270
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$226,154	$75,165	$146,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	40,464	29,337	27,811
Depreciation and amortization	5,690	6,145	4,982
Amortization of right-of-use assets	10,343	10,128	10,048
(Gain) loss from investments—net	(18,784)	4,116	(21,673)
Deferred income taxes	104	107	96
Foreign currency (gain) loss	1,974	(1,269)	9
Changes in operating assets and liabilities:
Accounts receivable	(16,384)	(9,310)	(8,729)
Due from brokers	1,539	(3,382)	989
Deferred commissions	(1,440)	(1,474)	(1,628)
Investments within consolidated Company-sponsored funds	(27,525)	(3,605)	(13,997)
Other assets	4,334	(771)	(120)
Accrued compensation and benefits	22,783	4,622	4,988
Distribution and service fees payable	2,435	430	(1,175)
Operating lease liabilities	(11,550)	(11,314)	(10,955)
Due to brokers	450	135	45
Income tax payable	9,991	(9,640)	3,531
Other liabilities and accrued expenses	(7,677)	(234)	239
Net cash provided by (used in) operating activities	242,901	89,186	141,445
Cash flows from investing activities:
Purchases of investments	(54,043)	(70,963)	(50,943)
Proceeds from sales and maturities of investments	104,386	71,695	89,644
Purchases of property and equipment	(2,695)	(2,502)	(2,752)
Net cash provided by (used in) investing activities	47,648	(1,770)	35,949
Cash flows from financing activities:
Issuance of common stock—net	1,001	859	741
Repurchase of common stock	(22,592)	(25,937)	(10,408)
Dividends to stockholders	(147,555)	(122,489)	(162,705)
Net contributions (distributions) from redeemable noncontrolling interests	23,720	(1,328)	2,242
Net cash provided by (used in) financing activities	(145,426)	(148,895)	(170,130)
Net increase (decrease) in cash and cash equivalents	145,123	(61,479)	7,264
Effect of foreign exchange rate changes on cash and cash equivalents	(999)	1,359	1,355
Cash and cash equivalents, beginning of the year	41,232	101,352	92,733
Cash and cash equivalents, end of the year	$185,356	$41,232	$101,352

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash and cash equivalents reported within the consolidated statements of cash flows above:

	Years ended December 31,
(in thousands)	2021	2020	2019
Cash and cash equivalents	$184,373	$41,232	$101,352
Cash included in investments (1)	983	—	—
Total cash and cash equivalents within consolidated statements of cash flows	$185,356	$41,232	$101,352
________________________
(1)    Cash included in investments represents operating cash held in a consolidated Company-sponsored fund.
For the year ended December 31, 2021, 2020 and 2019, the Company paid taxes, net of tax refunds, of $45.7 million, $27.7 million and $37.0 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company recorded restricted stock unit dividend equivalents, net of forfeitures, in the amount of $4.3 million, $3.2 million and $6.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in the issuance of restricted stock units and in dividends in the consolidated statements of changes in stockholders' equity.
Effective September 1, 2019, the Company's proportionate ownership interest in the Cohen & Steers Preferred Securities and Income SMA Shares, Inc. (PISH) decreased and the Company deconsolidated the assets and liabilities of PISH resulting in a non-cash reduction of $7.2 million from both investments and redeemable noncontrolling interests in order to remove amounts attributable to third-party investors in PISH. The Company redeemed its remaining interest in PISH in December 2019.
Effective January 1, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Preferred Securities Fund (SICAV Preferred) decreased and the Company deconsolidated the assets and liabilities of SICAV Preferred resulting in a non-cash reduction of $114.2 million from both investments and redeemable noncontrolling interests.
For the year ended December 31, 2019, the Company's proportionate ownership interest in the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE) increased and the Company consolidated the assets and liabilities and the results of operations of SICAV GRE, resulting in a non-cash increase of $46.0 million to both investments and redeemable noncontrolling interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers UK Limited (CSUK), Cohen & Steers Ireland Limited (CSIL), Cohen & Steers Asia Limited (CSAL) and Cohen & Steers Japan Limited (CSJL) (collectively, the Company).
The Company is a global investment manager specializing in real assets and alternative income, including real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, the Company is headquartered in New York City, with offices in London, Dublin, Hong Kong and Tokyo.
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
Reclassifications—The Company reclassified certain prior period amounts to conform with the current period presentation, primarily related to accrued employee benefits which were reclassified from other liabilities and accrued expenses to accrued compensation and benefits on the Company's consolidated statements of financial condition and cash flows.
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
Cash and Cash Equivalents—Cash and cash equivalents are on deposit with several highly rated financial institutions and include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
Due from/to Brokers—The Company, including the consolidated Company-sponsored funds, may transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balances represent cash and/or cash collateral balances at brokers/custodians and/or receivables and payables for unsettled securities transactions with brokers.
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
•Held-to-maturity investments generally represent corporate investments in U.S. Treasury securities recorded at amortized cost. Under the current expected credit loss model, any expected credit losses are recognized as an allowance, which represents an adjustment to the amortized costs basis. The Company did not hold any held-to-maturity investments at December 31, 2021.
•Equity method investments, which generally represent seed investments in Company-sponsored funds in which the Company owns between 20-50% of the outstanding voting interests or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of net income or loss for the period which is recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.
Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.
From time to time, the Company, including the consolidated Company-sponsored funds, may enter into derivative contracts, including options, futures and swaps contracts, to gain exposure to the underlying commodities markets or to economically hedge market risk of the underlying portfolios. Gains and losses on derivative contracts are recorded in gain (loss) from investments—net in the Company's consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's consolidated statements of financial condition.
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
Leases—The Company determines if an arrangement is a lease at inception. The Company has operating leases for corporate offices and certain information technology equipment which are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company’s consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the life of the lease. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used its estimated incremental borrowing rate based on the information available as of lease commencement dates in determining the present value of lease payments. The operating lease ROU assets reflect any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that the Company will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.
The Company has certain lease agreements with non-lease components such as maintenance and executory costs, which are accounted for separately and not included in ROU assets.
ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in remeasurement of the lease liability and a corresponding adjustment to the ROU assets.
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
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in a Company-sponsored open-end fund. For all periods presented, a portion of the distribution fee revenue recognized in the period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, distribution and service fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, shareholder servicing fees and intermediary assistance payments.
Distribution fees represent payments made to qualified intermediaries for (i) assistance in connection with the distribution of the Company's sponsored open-end funds' shares and (ii) for other expenses such as advertising, printing and

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940. Distribution fees are based on average daily net assets under management of certain share classes of certain of the funds.
Shareholder servicing fees represent payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. Shareholder servicing fees are generally based on average daily net assets under management.
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing as well as marketing and support of the Company's sponsored open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on average daily net assets under management.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. The cumulative translation adjustment was $(5.9) million, $(4.1) million and $(6.3) million as of December 31, 2021, 2020 and 2019, respectively, and was reported within accumulated other comprehensive income (loss) on the consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)-net in the Company’s consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss).

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Years ended December 31,
(in thousands)	2021	2020	2019
Client domicile:
North America	$506,364	$363,834	$352,629
Japan	38,039	32,517	33,967
Europe, Middle East and Africa	26,330	19,869	11,087
Asia Pacific excluding Japan	13,099	11,316	13,147
Total	$583,832	$427,536	$410,830

	Years ended December 31,
(in thousands)	2021	2020	2019
Investment vehicle:
Open-end funds (1)	$328,647	$233,634	$219,982
Institutional accounts	146,345	115,876	110,346
Closed-end funds	108,840	78,026	80,502
Total	$583,832	$427,536	$410,830
________________________
(1)    Included distribution and service fees and other revenue.
4. Investments
The following table summarizes the Company’s investments:

(in thousands)	December 31, 2021	December 31, 2020
Equity investments at fair value	$130,930	$94,089
Trading	23,711	18,700
Held-to-maturity carried at amortized cost (1)	—	41,648
Equity method	13	541
Total investments	$154,654	$154,978
_________________________
(1)    At December 31, 2020, held-to-maturity investments comprised of U.S. Treasury securities had a fair value of $41.7 million. These securities would have been classified as level 2 within the fair value hierarchy if carried at fair value.

The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net realized gains (losses) during the period	$8,402	$(5,395)	$12,227
Net unrealized gains (losses) during the period on investments still held at the end of the period	10,382	1,279	9,446
Gain (loss) from investments—net (1)	$18,784	$(4,116)	$21,673
_________________________
(1)    Included gain (loss) attributable to redeemable noncontrolling interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2021, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), SICAV GRE, the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF). At December 31, 2020, the Company's consolidated VIEs included GLI SICAV, SICAV GRE, SICAV RAP and GRP-CIP.
The following tables summarize the consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	December 31, 2021
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	REOF	Total
Assets (1)
Investments	$8,266	$57,354	$59,493	$150	$2,649	$127,912
Due from brokers	—	1,107	86	147	—	1,340
Other assets	42	214	740	—	593	1,589
Total assets	$8,308	$58,675	$60,319	$297	$3,242	$130,841

Liabilities (1)
Due to brokers	$—	$347	$579	$—	$—	926
Other liabilities and accrued expenses	35	126	108	5	415	689
Total liabilities	$35	$473	$687	$5	$415	$1,615

	December 31, 2020
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	Total
Assets (1)
Investments	$7,140	$39,672	$33,654	$277	$80,743
Due from brokers	69	45	52	57	223
Other assets	44	359	234	—	637
Total assets	$7,253	$40,076	$33,940	$334	$81,603

Liabilities (1)
Due to brokers	$27	$40	$61	$—	$128
Other liabilities and accrued expenses	29	211	81	5	326
Total liabilities	$56	$251	$142	$5	$454
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
The following tables present fair value measurements:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$104,591	$—	$—	$—	$104,591
Equity investments at fair value:
Common stocks	$126,301	$116	$—	$—	$126,417
Company-sponsored funds	103	—	—	—	103
Limited partnership interests	986	—	—	1,816	2,802
Preferred securities	1,465	—	—	—	1,465
Other	—	—	—	143	143
Total	$128,855	$116	$—	$1,959	$130,930
Trading investments:
Fixed income	$—	$23,711	$—	$—	$23,711
Equity method investments	$—	$—	$—	$13	$13

Total investments	$128,855	$23,827	$—	$1,972	$154,654

Derivatives - assets:
Total return swaps - commodities (2)	$—	$481	$—	$—	$481
Forward contracts - foreign exchange	—	209	—	—	209
Total	$—	$690	$—	$—	$690
Derivatives - liabilities:
Total return swaps - commodities	$—	$17	$—	$—	$17
Total return swaps - equities	—	867	—	—	867
Forward contracts - foreign exchange	—	3	—	—	3
Total	$—	$887	$—	$—	$887
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
________________________
(1)    Comprised of certain investments measured at fair value using NAV as a practical expedient.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient as follows:
•Equity investments at fair value included:
◦interests in private real estate funds held by the Company's consolidated funds; and
◦the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table).
At December 31, 2021 and 2020, the Company did not have the ability to redeem the interests in private real estate funds held by the Company's consolidated funds. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
•Equity method investments included the Company's partnership interest in the Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) which invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% and the Company did not have the ability to redeem the investment at either December 31, 2021 or 2020. In addition, at December 31, 2020, the Cohen & Steers Global Realty Focus Fund (GRF), a series of Cohen & Steers Series LP was included. During the first quarter of 2021, GRF was redeemed.
Held-to-maturity investments at December 31, 2020 were comprised of U.S. Treasury securities directly issued by the U.S. government. These securities were purchased with the intent to hold to maturity and were recorded at amortized cost.
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued no less than on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by the Company's valuation committee which is comprised of senior members from various departments within the Company, including investment management. The valuation committee provides independent oversight of the valuation policies and procedures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivatives
The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments none of which were designated in a formal hedging relationship.

	As of December 31, 2021
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,549	$3,810	$94	$17
Total return swaps - equities	—	22,899	—	867
Forward contracts - foreign exchange	—	11,969	209	3
Total corporate derivatives	$2,549	$38,678	$303	$887
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	10,931	—	387	—

Total	$13,480	$38,678	$690	$887

	As of December 31, 2020
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Futures - commodities	$13,624	$4,257	$1,012	$416
Total return swaps - commodities	—	9,598	—	136
Total return swaps - equities	—	17,688	—	1,562
Forward contracts - foreign exchange	—	14,061	—	345
Total	$13,624	$45,604	$1,012	$2,459
________________________
(1)    The fair value of derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the
Company's consolidated statements of financial condition.
The Company's corporate derivatives include:
•Total return equity and commodity swap contracts which are utilized to economically hedge a portion of the market risk of certain seed investments and to gain exposure in the commodities market for the purpose of establishing a performance track record; and
•Forward foreign exchange contracts which are utilized to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.
Non-corporate derivatives are comprised of commodity swap contracts that are utilized by certain of the consolidated Company-sponsored funds to gain exposure in the commodities market as part of the funds' investment strategies.
For corporate derivatives, cash included in due from brokers on the consolidated statements of financial condition of $2.2 million and $4.9 million and U.S. Treasury securities included in investments of $0.2 million and $1.5 million at December 31, 2021 and 2020, respectively, were held as collateral for forward and swap contracts. At December 31, 2020, due to brokers included $0.4 million of cash collateral payable.
For non-corporate derivatives, due to brokers included $0.5 million of cash collateral payable to trade counterparties at December 31, 2021.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes net gains (losses) from derivative financial instruments:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Corporate derivatives:
Futures - commodities (1)	$3,391	$(105)	$881
Total return swaps - commodities	(3,082)	(266)	(485)
Total return swaps - equities	(4,530)	(1,562)	—
Forward contracts - foreign exchange	550	(375)	235
Total corporate derivatives	$(3,671)	$(2,308)	$631
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	1,526	—	—

Total (2)	$(2,145)	$(2,308)	$631
________________________
(1)    The Company liquidated its commodity future contracts during 2021.
(2)    Gains and losses on futures and total return swap contracts are included in gain (loss) from investments—net in the Company's consolidated statements of operations. Gains and losses on forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's consolidated statements of operations.
7. Property and Equipment
The following table summarizes the Company’s property and equipment:

	December 31,
(in thousands)	2021	2020
Equipment	$7,274	$6,725
Furniture and fixtures	3,683	3,685
Software	23,556	21,789
Leasehold improvements	15,518	16,085
Subtotal	50,031	48,284
Less: Accumulated depreciation and amortization	(41,093)	(37,943)
Property and equipment, net	$8,938	$10,341

Depreciation and amortization expense related to property and equipment was $4.1 million, $4.7 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income	$226,154	$75,165	$146,984
Net (income) loss attributable to redeemable noncontrolling interests	(14,758)	1,419	(12,363)
Net income attributable to common stockholders	$211,396	$76,584	$134,621
Basic weighted average shares outstanding	48,316	47,800	47,273
Dilutive potential shares from restricted stock units	774	876	1,024
Diluted weighted average shares outstanding	49,090	48,676	48,297

Basic earnings per share attributable to common stockholders	$4.38	$1.60	$2.85
Diluted earnings per share attributable to common stockholders	$4.31	$1.57	$2.79

Anti-dilutive common stock equivalents excluded from the calculation	—	—	—
9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards to eligible employees and directors. A total of 20.0 million shares of common stock may be granted under the SIP. The board of directors is authorized to increase the number of shares available for issuance under the SIP, subject to shareholder approval. At December 31, 2021, 18.0 million RSUs, representing the same amount of common stock, had been issued under the SIP. As of December 31, 2021, there was $65.2 million of compensation related to unamortized RSUs that had not yet been recognized in the consolidated statement of operations. The Company expects to recognize this expense over approximately the next three years. In January 2022, the Company granted approximately 634,000 RSUs under the SIP with a grant date fair value of $52.3 million, which generally vest over a four-year period.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company grants awards of vested RSUs to the non-management directors and certain employees of the Company pursuant to the SIP. Dividends declared on these awards are paid in cash. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of $2.1 million, $0.7 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Unvested Restricted Stock Unit Grants
From time to time, the Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service period, which is generally four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded stock-based compensation expense, net of forfeitures, of $8.5 million, $4.6 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically allocates a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). The fair value at the date of grant of the RSUs under the Mandatory Program is expensed on a straight-line basis over the vesting period, which is generally four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded stock-based compensation expense under the Mandatory Program, net of

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forfeitures, of $29.9 million, $23.9 million and $22.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
During the year ended December 31, 2021, RSU awards representing approximately 169,000 shares of common stock were modified resulting in $5.6 million of incremental compensation expense that will be recognized over the requisite service period, of which $1.3 million was recorded in 2021.
The following table sets forth activity relating to the Company’s RSUs under the SIP (share data in thousands):

	Vested Restricted Stock Unit Grants		Unvested Restricted Stock Unit Grants		Incentive Bonus Plans Restricted Stock Unit Grants
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	45	$37.93	306	$35.80	1,745	$36.55
Granted	22	50.29	132	40.97	763	39.92
Delivered	(13)	37.61	(131)	35.46	(601)	36.30
Forfeited	—	—	(5)	38.15	(33)	38.31
Balance at December 31, 2019	54	44.06	302	38.78	1,874	38.38
Granted	12	55.71	189	63.17	437	73.29
Delivered	(16)	38.22	(143)	36.96	(705)	36.30
Forfeited	—	—	(7)	50.60	(78)	49.73
Balance at December 31, 2020	50	48.80	341	52.80	1,528	48.76
Granted	26	81.05	285	71.74	672	72.81
Delivered	(18)	46.34	(139)	46.80	(632)	44.15
Forfeited	—	—	(31)	59.35	(186)	57.61
Balance at December 31, 2021	58	64.07	456	66.02	1,382	61.37

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from fair market value up to a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. Through December 31, 2021, the Company had issued approximately 464,000 shares of common stock under the ESPP. For the years ended December 31, 2021, 2020 and 2019, approximately 15,000, 18,000 and 18,000, respectively, was purchased by eligible employees through the ESPP. For the years ended December 31, 2021, 2020 and 2019, the Company recorded a non-cash stock-based compensation expense of approximately $177,000, $152,000 and $131,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of (1) termination of the ESPP by the board of directors or (2) issuance of all of the shares reserved for issuance under the ESPP. The board of directors is authorized to increase the number of shares available for issuance under the ESPP, subject to shareholder approval.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all U.S. employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2021, 2020 and 2019.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. In accordance with the Plan document, forfeited amounts are used to reduce the Company’s contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2021, 2020 and 2019 totaled approximately $248,000, $147,000 and $131,000, respectively.
Matching contributions, net of forfeitures, to the Plan for the years ended December 31, 2021, 2020 and 2019 totaled $2.3 million, $2.5 million and $2.1 million, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Investment advisory and administration fees (1)	$389,648	$274,566	$264,116
Distribution and service fees	37,630	30,134	30,048
Total	$427,278	$304,700	$294,164
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $16.6 million, $13.6 million and $11.1 million for and the years ended December 31, 2021, 2020 and 2019, respectively.
Included in accounts receivable at December 31, 2021 and 2020 are receivables due from Company-sponsored funds of $40.8 million and $30.2 million, respectively. Included in accounts payable at December 31, 2021 and 2020 are payables due to Company-sponsored funds of $1.1 million and $0.6 million, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At December 31, 2021, CSS had net capital of $3.9 million, which exceeded its requirement by $3.6 million. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer is less than the amount required under the Rule and requires prior notice to the SEC for certain withdrawals of capital. CSS does not carry customer accounts and has no possession or control obligations under SEA Rule 15c3-3(b) or reserve deposit obligations under SEA Rule 15c3-3(e). During 2021, CSCM, its parent, made a capital contribution of $3.0 million to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2021, CSAL had regulatory capital of $7.9 million, which exceeded its minimum regulatory capital requirement by $7.6 million. During 2021, CSAL paid dividends in the amount of $3.9 million to its parent, CSCM.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2021, CSUK had regulatory capital of $32.7 million, which exceeded its minimum regulatory capital requirement by $26.1 million.
CSIL is subject to regulation by the Central Bank of Ireland. At December 31, 2021, CSIL had regulatory capital of $2.8 million, which exceeded its minimum regulatory capital requirement by $2.5 million.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of $0.6 million. At December 31, 2021, CSJL had stated capital in excess of this requirement.
13. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to $50.0 million in REOF. As of December 31, 2021, the Company had funded $3.1 million of this commitment. On February 15, 2022, the Company funded an additional $18.0 million of this commitment.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes
The income before provision for income taxes and provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income before provision for income taxes - U.S. (1)	$262,102	$83,617	$171,497
Income before provision for income taxes - Non-U.S.	19,842	9,770	16,052
Total income before provision for income taxes	$281,944	$93,387	$187,549
_________________________
(1)Included income of $14.8 million, loss of $1.4 million and income of $12.4 million attributable to third-party interests for the years ended December 31, 2021, 2020 and 2019, respectively.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current tax expense:
U.S. federal	$41,658	$12,859	$30,818
State and local	12,068	3,291	7,627
Non-U.S.	1,960	1,965	2,024
	55,686	18,115	40,469
Deferred tax (benefit) expense:
U.S. federal	(739)	(67)	(133)
State and local	(149)	(32)	(74)
Non-U.S.	992	206	303
	104	107	96
Provision for income taxes	$55,790	$18,222	$40,565

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2021		2020		2019
U.S. statutory tax rate	$56,110	21.0%	$19,908	21.0%	$36,789	21.0%
State and local income taxes, net of federal benefit	10,190	3.8%	3,867	4.1%	5,972	3.4%
Unrecognized tax benefit adjustments	(8,515)	(3.2)%	323	0.4%	(650)	(0.3)%
Non-deductible executive compensation	6,037	2.3%	2,468	2.6%	695	0.4%
Excess tax benefits related to the vesting of share-based compensation	(5,762)	(2.2)%	(8,494)	(9.0)%	(368)	(0.2)%
Foreign tax rate differential	(661)	(0.2)%	120	0.1%	(866)	(0.5)%
Other	(1,609)	(0.6)%	30	—%	(1,007)	(0.6)%
Income tax expense and effective income tax rate	$55,790	20.9%	$18,222	19.2%	$40,565	23.2%

Deferred income taxes represent the tax effects of temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The Company's net deferred tax asset is included in other assets on the consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred income tax asset consist of the following:

	At December 31,
(in thousands)	2021	2020
Deferred income tax assets (liabilities):
Stock-based compensation	$6,951	$7,064
Realized losses on investments	2,374	3,567
Net unrealized (gains) losses on investments	(2,861)	(1,364)
Property and equipment depreciation	937	(337)
Deferred rent	608	904
Other	14	(141)
Subtotal	8,023	9,693
Less: valuation allowance	(1,132)	(2,698)
Deferred income tax asset—net	$6,891	$6,995

The Company had capital loss carryforwards of $9.5 million and $14.3 million for the years ended December 31, 2021 and 2020, respectively, which, if unused, will expire in years 2022 to 2026. The valuation allowance on the net deferred income tax asset decreased by $1.6 million during the year ended December 31, 2021.
At December 31, 2021, the Company had $10.4 million of total gross unrecognized tax benefits. Of this total, $7.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company believes it is reasonably possible that it will reduce its net unrecognized tax benefits by $2.8 million to $3.3 million within the next twelve months due to the expected conclusion of jurisdictional reviews and the lapse of the statute of limitations on certain positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2019	$12,037
Addition for tax positions of current year	2,430
Addition for tax positions of prior years	133
Reduction of tax positions from prior years	(1,720)
Gross unrecognized tax benefits balance at December 31, 2019	$12,880
Addition for tax positions of current year	1,697
Addition for tax positions of prior years	3,599
Reduction of tax positions from prior years	(4,560)
Gross unrecognized tax benefits balance at December 31, 2020	$13,616
Addition for tax positions of current year	4,092
Reduction of tax positions from prior years	(7,322)
Gross unrecognized tax benefits balance at December 31, 2021	$10,386
The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2021 and 2020, the Company had $3.5 million and $6.8 million, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2015 through 2020 remain open to examination by various taxing jurisdictions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the enactment of the Tax Cuts and Jobs Act (the Tax Act) in 2017, the Company recorded a provisional transition tax liability of $8.3 million. This tax liability, paid over eight years on an interest-free basis, was included as part of income tax payable on the Company's consolidated statements of financial condition at December 31, 2021 and 2020.
The following table summarizes the remaining transition tax liability at December 31, 2021 (in thousands):

2022	$665
2023	1,246
2024	1,662
2025	2,077
$5,650
15. Goodwill and Intangible Assets
The following table summarizes the changes in the Company’s goodwill and non-amortized intangible assets:

(in thousands)	Goodwill	Indefinite-Lived Intangible Assets
Balance at January 1, 2020	$18,310	$1,250
Currency revaluation	935	—
Balance at December 31, 2020	$19,245	$1,250
Currency revaluation	(799)	—
Balance at December 31, 2021	$18,446	$1,250
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. The Company's evaluation indicated that no impairment existed at December 31, 2021.

16. Leases
The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's lease cost included in general and administrative expense in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$11,097	$11,247	$11,495
Supplemental information related to operating leases is summarized below:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$12,303	$12,408	$12,365
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease liabilities	1,149	3,026	—

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other information related to operating leases is summarized below:

	Years Ended December 31,
	2021	2020	2019
Weighted-average remaining lease term (years)	2	3	4
Weighted-average discount rate	2.7%	2.8%	2.8%
The following table summarizes the maturities of lease liabilities at December 31, 2021 (in thousands):

Year Ending December 31,	Operating Leases
2022	$12,281
2023	11,836
2024	1,131
Total remaining undiscounted lease payments	25,248
Less: imputed interest	723
Total remaining discounted lease payments	$24,525
17. Concentrations
The Company’s cash and cash equivalents are principally on deposit with major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated funds provided 10% or more of the total revenue of the Company:

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Cohen & Steers Preferred Securities and Income Fund, Inc. (CPX):
Investment advisory and administration fees	$88,705	$69,197	$56,638
Distribution and service fees	15,279	13,499	12,753
Total	$103,984	$82,696	$69,391
Percent of total revenue	17.8%	19.3%	16.9%

Cohen & Steers Real Estate Securities Fund, Inc. (CSI):
Investment advisory and administration fees	$53,250	$38,961	$41,971
Distribution and service fees	8,658	6,943	8,128
Total	$61,908	$45,904	$50,099
Percent of total revenue	10.6%	10.7%	12.2%

Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$55,402	$34,190	$32,884
Distribution and service fees	7,279	4,711	4,079
Total	$62,681	$38,901	$36,963
Percent of total revenue	10.7%	9.1%	9.0%
18. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below or elsewhere in the footnotes, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 24, 2022, the Company announced the initial public offering of the Cohen & Steers Real Estate Opportunities and Income Fund (the Fund). The Fund raised approximately $305.0 million in proceeds, excluding leverage. In addition, the underwriters have an option to purchase, within 45 days, up to an additional 2,287,500 common shares at the public offering price of $20.00 per share. The Company expects to incur costs of approximately $15.0 million in connection with the offering, excluding any additional costs that would be incurred should the underwriters exercise their option to purchase additional shares.
On February 24, 2022, the Company declared a quarterly dividend on its common stock in the amount of $0.55 per share. This dividend will be payable on March 17, 2022 to stockholders of record at the close of business on March 7, 2022.