Form 10-Q
period 2022-03-31
COHEN & STEERS, INC.
filed 2022-05-06
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 29, 2022 was 48,686,336.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$84,817	$184,373
Investments ($227,888 and $127,912) (1)	284,503	154,654
Accounts receivable	89,423	84,090
Due from brokers ($59,897 and $1,340) (1)	63,101	3,567
Property and equipment—net	8,618	8,938
Operating lease right-of-use assets—net	19,473	22,009
Goodwill and intangible assets—net	19,469	19,696
Other assets ($479 and $1,589) (1)	13,806	15,360
Total assets	$583,210	$492,687

Liabilities:
Accrued compensation and benefits	$24,750	$79,167
Distribution and service fees payable	9,923	10,183
Operating lease liabilities	21,687	24,525
Income tax payable	27,207	22,611
Due to brokers ($45,686 and $926) (1)	45,819	927
Other liabilities and accrued expenses ($1,286 and $689) (1)	13,803	10,948
Total liabilities	143,189	148,361
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interests	184,656	89,143
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,993,067 and 54,267,309 shares issued at March 31, 2022 and December 31, 2021, respectively	550	543
Additional paid-in capital	728,644	715,847
Accumulated deficit	(217,453)	(231,967)
Accumulated other comprehensive loss	(7,437)	(5,886)
Treasury stock, at cost, 6,310,559 and 5,997,239 shares at March 31, 2022 and December 31, 2021, respectively	(248,939)	(223,354)
Total stockholders' equity	255,365	255,183
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$583,210	$492,687
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2022 and December 31, 2021 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Investment advisory and administration fees	$143,669	$116,921
Distribution and service fees	9,869	8,272
Other	651	554
Total revenue	154,189	125,747
Expenses:
Employee compensation and benefits	54,743	45,762
Distribution and service fees	33,951	16,506
General and administrative	13,510	10,374
Depreciation and amortization	994	1,167
Total expenses	103,198	73,809
Operating income	50,991	51,938
Non-operating income (loss):
Interest and dividend income—net	897	616
Gain (loss) from investments—net	3,567	4,559
Foreign currency gain (loss)—net	646	(222)
Total non-operating income (loss)	5,110	4,953
Income before provision for income taxes	56,101	56,891
Provision for income taxes	9,260	4,461
Net income	46,841	52,430
Net (income) loss attributable to redeemable noncontrolling interests	(4,823)	(3,578)
Net income attributable to common stockholders	$42,018	$48,852

Earnings per share attributable to common stockholders:
Basic	$0.86	$1.01
Diluted	$0.85	$1.00

Weighted average shares outstanding:
Basic	48,673	48,145
Diluted	49,337	48,709

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$46,841	$52,430
Net (income) loss attributable to redeemable noncontrolling interests	(4,823)	(3,578)
Net income attributable to common stockholders	42,018	48,852
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,551)	(595)
Total comprehensive income attributable to common stockholders	$40,467	$48,257

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2022	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$255,183	$89,143
Dividends ($0.55 per share)	—	—	(27,504)	—	—	(27,504)	—
Issuance of common stock	7	435	—	—	—	442	—
Repurchase of common stock	—	—	—	—	(25,585)	(25,585)	—
Issuance of restricted stock units—net	—	1,250	—	—	—	1,250	—
Amortization of restricted stock units—net	—	11,112	—	—	—	11,112	—
Net income (loss)	—	—	42,018	—	—	42,018	4,823
Other comprehensive income (loss)	—	—	—	(1,551)	—	(1,551)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	90,690
March 31, 2022	$550	$728,644	$(217,453)	$(7,437)	$(248,939)	$255,365	$184,656

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2021	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$174,239	$50,665
Dividends ($0.45 per share)	—		(22,344)	—	—	(22,344)	—
Issuance of common stock	7	423	—	—	—	430	—
Repurchase of common stock	—	—	—	—	(21,256)	(21,256)	—
Issuance of restricted stock units—net	—	793	—	—	—	793	—
Amortization of restricted stock units—net	—	9,108	—	—	—	9,108	—
Net income (loss)	—	—	48,852	—	—	48,852	3,578
Other comprehensive income (loss)	—	—	—	(595)	—	(595)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	8,122
March 31, 2021	$542	$680,466	$(265,034)	$(4,729)	$(222,018)	$189,227	$62,365

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$46,841	$52,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	11,757	9,348
Depreciation and amortization	1,368	1,531
Amortization of right-of-use assets	2,682	2,557
(Gain) loss from investments—net	(3,567)	(4,559)
Deferred income taxes	3,486	4,919
Foreign currency (gain) loss	974	1,059
Changes in operating assets and liabilities:
Accounts receivable	(6,307)	(3,336)
Due from brokers	(59,429)	(956)
Deferred commissions	(180)	(358)
Investments within consolidated Company-sponsored funds	(100,755)	(8,695)
Other assets	4,204	(2,978)
Accrued compensation and benefits	(54,417)	(35,492)
Distribution and service fees payable	(260)	850
Operating lease liabilities	(2,984)	(2,858)
Due to brokers	44,760	(367)
Income tax payable	4,523	(1,684)
Other liabilities and accrued expenses	855	(2,498)
Net cash provided by (used in) operating activities	(106,449)	8,913
Cash flows from investing activities:
Purchases of investments	(36,478)	(17,417)
Proceeds from sales and maturities of investments	6,787	57,048
Purchases of property and equipment	(681)	(431)
Net cash provided by (used in) investing activities	(30,372)	39,200
Cash flows from financing activities:
Issuance of common stock—net	375	365
Repurchase of common stock	(25,585)	(21,256)
Dividends to stockholders	(26,832)	(21,726)
Net contributions (distributions) from redeemable noncontrolling interests	90,690	8,122
Net cash provided by (used in) financing activities	38,648	(34,495)
Net increase (decrease) in cash and cash equivalents	(98,173)	13,618
Effect of foreign exchange rate changes on cash and cash equivalents	(1,383)	(133)
Cash and cash equivalents, beginning of the period	184,373	41,232
Cash and cash equivalents, end of the period	$84,817	$54,717

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the three months ended March 31, 2022 and 2021, the Company paid taxes of $1.3 million and $1.2 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of approximately $0.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the condensed consolidated statements of changes in stockholders' equity.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Reclassifications—The Company reclassified certain prior period amounts in the Company's condensed consolidated statements of cash flows for the three months ended March 31, 2021 to conform with the current period presentation. Accrued employee benefits were reclassified from other liabilities and accrued expenses to accrued compensation and benefits.
Consolidation of Company-sponsored Funds—Investments in Company-sponsored funds and management fees are evaluated at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the Variable Interest Entity (VIE) model or the Voting Interest Entity (VOE) model.
A VIE is an entity in which either the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the activities of the VIE that most significantly affect its performance, and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Subscriptions and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. Limited partnerships and similar entities are determined to be a VIE when the Company is the general partner and the limited partners do not hold substantive kick-out or participation rights. The Company assesses whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. VIEs for which the Company is deemed to be the primary beneficiary are consolidated.
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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. The Company's investments are categorized as follows:
•Equity investments at fair value are comprised of corporate investments and investments held within the consolidated Company-sponsored funds, which generally represent common stocks, limited partnership interests, master limited partnership interests, preferred securities and other seed investments (see Note 5, Fair Value).
•Trading investments are comprised of corporate investments and investments held within the consolidated Company-sponsored funds, which generally represent U.S. Treasury securities and debt securities.
•Equity method investments, which generally represent seed investments in Company-sponsored funds for which the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of net income or loss for the period which is recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
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
Distribution fees represent payments made to qualified intermediaries for assistance in connection with the distribution of the Company's sponsored open-end funds' shares and for other expenses such as advertising, printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940. Distribution fees are based on average daily net assets under management of certain share classes of certain of the funds.

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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(7.4) million and $(5.9) million at March 31, 2022 and December 31, 2021, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)-net in the Company’s condensed consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss).
Recently Issued Accounting Pronouncements—During the preparation of the condensed consolidated financial statements, the Company evaluated all newly issued accounting guidance and concluded none of the new guidance is applicable to the Company's financial position or results of operations as of March 31, 2022.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended March 31,
(in thousands)	2022	2021
Client domicile:
North America	$135,200	$110,316
Japan	9,523	8,532
Europe, Middle East and Africa	5,953	3,981
Asia Pacific excluding Japan	3,513	2,918
Total	$154,189	$125,747

	Three Months Ended March 31,
(in thousands)	2022	2021
Investment vehicle:
Open-end funds (1)	$90,185	$69,429
Institutional accounts	36,683	30,987
Closed-end funds	27,321	25,331
Total	$154,189	$125,747
________________________
(1)    Included distribution and service fees and other revenue.

4. Investments

The following table summarizes the Company's investments:

(in thousands)	March 31, 2022	December 31, 2021
Equity investments at fair value	$217,821	$130,930
Trading	66,671	23,711
Equity method	11	13
Total investments	$284,503	$154,654
The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Three Months Ended March 31,
(in thousands)	2022	2021
Net realized gains (losses) during the period	$8,181	$1,889
Net unrealized gains (losses) during the period on investments still held at the end of the period	(4,614)	2,670
Gain (loss) from investments—net (1)	$3,567	$4,559
________________________
(1)    Included gain (loss) attributable to redeemable noncontrolling interests.
At March 31, 2022 and December 31, 2021, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF).
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

	March 31, 2022
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	REOF	Total
Assets (1)
Investments	$24,517	$84,219	$100,133	$161	$18,858	$227,888
Due from brokers	49	52,240	7,573	35	—	59,897
Other assets	38	177	264	—	—	479
Total assets	$24,604	$136,636	$107,970	$196	$18,858	$288,264

Liabilities (1)
Due to brokers	$—	$37,750	$7,936	$—	$—	$45,686
Other liabilities and accrued expenses	38	105	716	5	422	1,286
Total liabilities	$38	$37,855	$8,652	$5	$422	$46,972

	December 31, 2021
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	REOF	Total
Assets (1)
Investments	$8,266	$57,354	$59,493	$150	$2,649	$127,912
Due from brokers	—	1,107	86	147	—	1,340
Other assets	42	214	740	—	593	1,589
Total assets	$8,308	$58,675	$60,319	$297	$3,242	$130,841

Liabilities (1)
Due to brokers	$—	$347	$579	$—	$—	$926
Other liabilities and accrued expenses	35	126	108	5	415	689
Total liabilities	$35	$473	$687	$5	$415	$1,615
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables present fair value measurements:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$36,380	$—	$—	$—	$36,380
Equity investments at fair value:
Common stocks	$195,661	$482	$—	$—	$196,143
Limited partnership interests	—	—	17,753	1,253	19,006
Master limited partnership interests	1,126	—	—	—	1,126
Preferred securities	1,211	—	—	—	1,211
Other	209	—	—	126	335
Total	$198,207	$482	$17,753	$1,379	$217,821
Trading investments:
Fixed income	$—	$66,671	$—	$—	$66,671
Equity method investments	$—	$—	$—	$11	$11

Total investments	$198,207	$67,153	$17,753	$1,390	$284,503

Derivatives - assets:
Total return swaps - commodities	$—	$38	$—	$—	$38
Forward contracts - foreign exchange	—	1,064	—	—	1,064
Total	$—	$1,102	$—	$—	$1,102
Derivatives - liabilities:
Total return swaps - commodities (2)	$—	$762	$—	$—	$762
Total return swaps - equities	—	1,141	—	—	1,141
Forward contracts - foreign exchange	—	49	—	—	49
Total	$—	$1,952	$—	$—	$1,952
________________________
(1)    Comprised of certain investments measured at fair value using net asset value (NAV) as a practical expedient.
(2)    Included total return swaps - commodities held by consolidated Company-sponsored funds.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$104,591	$—	$—	$—	$104,591
Equity investments at fair value:
Common stocks	$126,301	$116	$—	$—	$126,417
Limited partnership interests	—	—	—	1,816	1,816
Master limited partnership interests	986	—	—	—	986
Preferred securities	1,465	—	—	—	1,465
Other	103	—	—	143	246
Total	$128,855	$116	$—	$1,959	$130,930
Trading investments:
Fixed income	$—	$23,711	$—	$—	$23,711
Equity method investments	$—	$—	$—	$13	$13

Total investments	$128,855	$23,827	$—	$1,972	$154,654

Derivatives - assets:
Total return swaps - commodities (2)	$—	$481	$—	$—	$481
Forward contracts - foreign exchange	—	209	—	—	209
Total	$—	$690	$—	$—	$690
Derivatives - liabilities:
Total return swaps - commodities	$—	$17	$—	$—	$17
Total return swaps - equities	—	867	—	—	867
Forward contracts - foreign exchange	—	3	—	—	3
Total	$—	$887	$—	$—	$887
________________________
(1)    Comprised of certain investments measured at fair value using NAV as a practical expedient.
(2)    Included total return swaps - commodities held by consolidated Company-sponsored funds.
Cash equivalents were comprised of investments in actively traded U.S. Treasury money market funds measured at NAV.
Equity investments at fair value classified as level 2 were comprised of common stocks for which quoted prices in active markets are not available. Fair values for the common stocks classified as level 2 were generally based on quoted prices for similar instruments in active markets.
Equity investments at fair value classified as level 3 as of March 31, 2022 were comprised of a limited partnership interest in a joint venture that holds an investment in private real estate. As of March 31, 2022, it was determined that cost approximates fair value.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient as follows:
•Equity investments at fair value included:
◦limited partnership interests in private real estate funds held by the Company's consolidated funds; and
◦the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table).
•Equity method investments included the Company's partnership interest in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) which invests in non-registered real estate funds. The Company's ownership interest was approximately 0.2% .
At March 31, 2022 and December 31, 2021, the Company did not have the ability to redeem its limited partnership interests in private real estate funds held by the Company's consolidated funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust.
Investments measured at NAV as a practical expedient have not been classified in the fair value hierarchy. The amounts presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
Swap contracts classified as level 2 were valued based on the underlying futures contracts or equity indices.
Foreign currency exchange contracts classified as level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
The following table summarizes the changes in level 3 investments measured at fair value on a recurring basis:

(in thousands)	March 31, 2022
Balance at beginning of period	$—
Purchases/contributions	17,753
Balance at end of period	$17,753
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued no less than on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review and approval by the Company's valuation committee which is comprised of senior members from various departments within the Company, including investment management. The valuation committee provides independent oversight of the valuation policies and procedures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments none of which were designated in a formal hedging relationship:

	As of March 31, 2022
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,929	$4,208	$38	$142
Total return swaps - equities	—	22,400	—	1,141
Forward contracts - foreign exchange	—	20,061	1,064	49
Total corporate derivatives	$2,929	$46,669	$1,102	$1,332
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	17,306	—	—	620
Total	$20,235	$46,669	$1,102	$1,952

	As of December 31, 2021
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,549	$3,810	$94	$17
Total return swaps - equities	—	22,899	—	867
Forward contracts - foreign exchange	—	11,969	209	3
Total corporate derivatives	$2,549	$38,678	$303	$887
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	10,931	—	387	—
Total	$13,480	$38,678	$690	$887
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
For corporate derivatives, cash included in due from brokers on the condensed consolidated statements of financial condition of $3.1 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively, and U.S. Treasury securities included in investments of $0.2 million at both March 31, 2022 and December 31, 2021, respectively, were held as collateral for forward and swap contracts.
For non-corporate derivatives, due from brokers included $0.7 million of cash collateral due from trade counterparties at March 31, 2022. At December 31, 2021, due to brokers included $0.5 million of cash collateral payable to trade counterparties.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended March 31,
(in thousands)	2022	2021
Corporate derivatives:
Futures - commodities	$—	$705
Total return swaps - commodities	(307)	(658)
Total return swaps - equities	226	(1,068)
Forward contracts - foreign exchange	810	1,134
Total corporate derivatives	$729	$113
Derivatives held by consolidated Company-sponsored funds:
Total return swaps - commodities	4,312	(121)
Total (1)	$5,041	$(8)
________________________
(1)    Gains and losses on futures and total return swap contracts are included in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Gains and losses on forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's condensed consolidated statements of operations.

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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income	$46,841	$52,430
Net (income) loss attributable to redeemable noncontrolling interests	(4,823)	(3,578)
Net income attributable to common stockholders	$42,018	$48,852
Basic weighted average shares outstanding	48,673	48,145
Dilutive potential shares from restricted stock units	664	564
Diluted weighted average shares outstanding	49,337	48,709

Basic earnings per share attributable to common stockholders	$0.86	$1.01
Diluted earnings per share attributable to common stockholders	$0.85	$1.00
Anti-dilutive common stock equivalents excluded from the calculation	2	—

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2022 was approximately 18.1%, compared with approximately 8.4% for the three months ended March 31, 2021.
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2022	2021
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.5	4.1
Non-deductible executive compensation	5.2	3.4
Excess tax benefits related to the vesting and delivery of restricted stock units	(11.5)	(10.4)
Unrecognized tax benefit adjustments	—	(10.2)
Other	(0.1)	0.5
Effective income tax rate	18.1%	8.4%
Deferred income taxes represent the tax effects of temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company's net deferred tax asset is primarily comprised of future income tax deductions attributable to the delivery of restricted stock units. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The Company's net deferred tax asset is included in other assets on the condensed consolidated statements of financial condition.

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended March 31,
(in thousands)	2022	2021
Investment advisory and administration fees (1)	$104,237	$84,648
Distribution and service fees	9,869	8,272
Total	$114,106	$92,920
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $4.4 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively.
Included in accounts receivable at March 31, 2022 and December 31, 2021 are receivables due from Company-sponsored funds of $40.2 million and $40.8 million, respectively. Included in accounts payable at March 31, 2022 and December 31, 2021 are payables due to Company-sponsored funds of $0.2 million and $1.1 million, respectively.

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The Company has committed to invest up to $50.0 million in REOF. As of March 31, 2022, the Company had funded $21.1 million of this commitment. The timing for funding the remaining portion of the Company's commitment is determined by the fund.

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
On May 5, 2022, the Company declared a quarterly dividend on its common stock in the amount of $0.55 per share. This dividend will be payable on May 26, 2022 to stockholders of record at the close of business on May 16, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our revenue from the wealth channel is derived from investment advisory, administration, distribution and service fees from Company-sponsored open-end and closed-end funds. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
The Russian invasion of Ukraine has impacted global financial markets, introducing new threats to global economic growth and adding to inflationary pressures. We have taken measures to ensure ongoing compliance with all applicable sanctions and guidance issued by authorities globally against certain regions, entities, or individuals. Our overall exposure to Russian and Ukrainian securities is limited and we do not expect a material impact to our financial results.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended March 31,
	2022	2021
Open-end Funds
Assets under management, beginning of period	$50,911	$35,160
Inflows	4,886	5,070
Outflows	(4,678)	(2,906)
Net inflows (outflows)	208	2,164
Market appreciation (depreciation)	(2,735)	1,537
Distributions	(279)	(238)
Total increase (decrease)	(2,806)	3,463
Assets under management, end of period	$48,105	$38,623
Percentage of total assets under management	47.1%	44.4%
Average assets under management	$48,055	$36,620

Institutional Accounts
Assets under management, beginning of period	$42,727	$33,255
Inflows	2,060	2,335
Outflows	(2,066)	(748)
Net inflows (outflows)	(6)	1,587
Market appreciation (depreciation)	(1,494)	2,000
Distributions	(271)	(304)
Total increase (decrease)	(1,771)	3,283
Assets under management, end of period	$40,956	$36,538
Percentage of total assets under management	40.1%	42.0%
Average assets under management	$40,631	$34,622

Closed-end Funds
Assets under management, beginning of period	$12,991	$11,493
Inflows	554	65
Outflows	—	—
Net inflows (outflows)	554	65
Market appreciation (depreciation)	(337)	469
Distributions	(147)	(148)
Total increase (decrease)	70	386
Assets under management, end of period	$13,061	$11,879
Percentage of total assets under management	12.8%	13.6%
Average assets under management	$12,550	$11,601

Total
Assets under management, beginning of period	$106,629	$79,908
Inflows	7,500	7,470
Outflows	(6,744)	(3,654)
Net inflows (outflows)	756	3,816
Market appreciation (depreciation)	(4,566)	4,006
Distributions	(697)	(690)
Total increase (decrease)	(4,507)	7,132
Assets under management, end of period	$102,122	$87,040
Average assets under management	$101,236	$82,843

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended March 31,
	2022	2021
Advisory
Assets under management, beginning of period	$24,599	$17,628
Inflows	1,573	1,937
Outflows	(1,615)	(243)
Net inflows (outflows)	(42)	1,694
Market appreciation (depreciation)	(831)	957
Total increase (decrease)	(873)	2,651
Assets under management, end of period	$23,726	$20,279
Percentage of institutional assets under management	57.9%	55.5%
Average assets under management	$23,861	$18,900

Japan Subadvisory
Assets under management, beginning of period	$11,329	$9,720
Inflows	219	98
Outflows	(103)	(302)
Net inflows (outflows)	116	(204)
Market appreciation (depreciation)	(482)	712
Distributions	(271)	(304)
Total increase (decrease)	(637)	204
Assets under management, end of period	$10,692	$9,924
Percentage of institutional assets under management	26.1%	27.2%
Average assets under management	$10,351	$9,661

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,799	$5,907
Inflows	268	300
Outflows	(348)	(203)
Net inflows (outflows)	(80)	97
Market appreciation (depreciation)	(181)	331
Total increase (decrease)	(261)	428
Assets under management, end of period	$6,538	$6,335
Percentage of institutional assets under management	16.0%	17.3%
Average assets under management	$6,419	$6,061

Total Institutional Accounts
Assets under management, beginning of period	$42,727	$33,255
Inflows	2,060	2,335
Outflows	(2,066)	(748)
Net inflows (outflows)	(6)	1,587
Market appreciation (depreciation)	(1,494)	2,000
Distributions	(271)	(304)
Total increase (decrease)	(1,771)	3,283
Assets under management, end of period	$40,956	$36,538
Average assets under management	$40,631	$34,622

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended March 31,
	2022	2021
U.S. Real Estate
Assets under management, beginning of period	$49,915	$32,827
Inflows	3,293	3,126
Outflows	(2,736)	(1,391)
Net inflows (outflows)	557	1,735
Market appreciation (depreciation)	(2,792)	2,837
Distributions	(412)	(415)
Total increase (decrease)	(2,647)	4,157
Assets under management, end of period	$47,268	$36,984
Percentage of total assets under management	46.3%	42.5%
Average assets under management	$46,462	$34,512

Preferred Securities
Assets under management, beginning of period	$26,987	$23,185
Inflows	1,964	2,406
Outflows	(2,872)	(1,596)
Net inflows (outflows)	(908)	810
Market appreciation (depreciation)	(1,400)	2
Distributions	(213)	(207)
Total increase (decrease)	(2,521)	605
Assets under management, end of period	$24,466	$23,790
Percentage of total assets under management	24.0%	27.3%
Average assets under management	$25,649	$23,526

Global/International Real Estate
Assets under management, beginning of period	$19,380	$15,214
Inflows	1,556	1,079
Outflows	(780)	(567)
Net inflows (outflows)	776	512
Market appreciation (depreciation)	(775)	709
Distributions	(19)	(14)
Total increase (decrease)	(18)	1,207
Assets under management, end of period	$19,362	$16,421
Percentage of total assets under management	19.0%	18.9%
Average assets under management	$18,867	$15,588

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended March 31,
	2022	2021
Global Listed Infrastructure
Assets under management, beginning of period	$8,763	$6,729
Inflows	464	679
Outflows	(299)	(74)
Net inflows (outflows)	165	605
Market appreciation (depreciation)	314	315
Distributions	(45)	(45)
Total increase (decrease)	434	875
Assets under management, end of period	$9,197	$7,604
Percentage of total assets under management	9.0%	8.7%
Average assets under management	$8,609	$7,137

Other
Assets under management, beginning of period	$1,584	$1,953
Inflows	223	180
Outflows	(57)	(26)
Net inflows (outflows)	166	154
Market appreciation (depreciation)	87	143
Distributions	(8)	(9)
Total increase (decrease)	245	288
Assets under management, end of period	$1,829	$2,241
Percentage of total assets under management	1.8%	2.6%
Average assets under management	$1,649	$2,080

Total
Assets under management, beginning of period	$106,629	$79,908
Inflows	7,500	7,470
Outflows	(6,744)	(3,654)
Net inflows (outflows)	756	3,816
Market appreciation (depreciation)	(4,566)	4,006
Distributions	(697)	(690)
Total increase (decrease)	(4,507)	7,132
Assets under management, end of period	$102,122	$87,040
Average assets under management	$101,236	$82,843

Investment Performance at March 31, 2022
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
(2)    © 2022 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2022. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at March 31, 2022 increased 17.3% to $102.1 billion from $87.0 billion at March 31, 2021. The increase was due to net inflows of $6.4 billion and market appreciation of $12.4 billion, partially offset by distributions of $3.7 billion. Net inflows included $3.9 billion into U.S. real estate and $2.0 billion into preferred securities. Market appreciation included $8.8 billion from U.S. real estate and $2.4 billion from global/international real estate. Distributions included $2.3 billion from U.S. real estate and $1.0 billion from preferred securities. Our organic growth rate for the twelve months ended March 31, 2022 was 7.3%. The organic growth rate represents the ratio of net flows for the period to the beginning assets under management.
Average assets under management for the three months ended March 31, 2022 increased 22.2% to $101.2 billion from $82.8 billion for the three months ended March 31, 2021.

Open-end funds
Assets under management in open-end funds at March 31, 2022, which represented 47.1% of total assets under management, increased 24.6% to $48.1 billion from $38.6 billion at March 31, 2021. The increase was due to net inflows of $6.8 billion and market appreciation of $4.7 billion, partially offset by distributions of $2.0 billion. Net inflows included $3.6 billion into U.S. real estate and $1.6 billion into preferred securities. Market appreciation included $4.6 billion from U.S. real estate. Distributions included $1.0 billion from U.S. real estate ($966 million of which was reinvested and included in net inflows) and $769 million from preferred securities ($581 million of which was reinvested and included in net inflows). Our organic growth rate for open-end funds for the twelve months ended March 31, 2022 was 17.7%.
Average assets under management for open-end funds for the three months ended March 31, 2022 increased 31.2% to $48.1 billion from $36.6 billion for the three months ended March 31, 2021.
Institutional accounts
Assets under management in institutional accounts at March 31, 2022, which represented 40.1% of total assets under management, increased 12.1% to $41.0 billion from $36.5 billion at March 31, 2021. The increase was due to market appreciation of $6.5 billion, partially offset by net outflows of $1.0 billion and distributions of $1.2 billion. Net outflows included $1.0 billion from real assets multi-strategy (included in "Other" in the table on pages 23 and 24). Market appreciation included $3.5 billion from U.S. real estate, $2.2 billion from global/international real estate and $635 million from global listed infrastructure. Distributions included $1.1 billion from U.S. real estate. Our organic decay rate for institutional accounts for the twelve months ended March 31, 2022 was (2.7%).
Average assets under management for institutional accounts for the three months ended March 31, 2022 increased 17.4% to $40.6 billion from $34.6 billion for the three months ended March 31, 2021.
Assets under management in advisory accounts at March 31, 2022, which represented 57.9% of institutional assets under management, increased 17.0% to $23.7 billion from $20.3 billion at March 31, 2021. The increase was due to net inflows $210 million and market appreciation of $3.2 billion. Net inflows included $485 million into global listed infrastructure, $308 million into preferred securities, $290 million into U.S. real estate, $172 million into global/international real estate, partially offset by net outflows of $1.0 billion from real assets multi-strategy (included in "Other" in the table on pages 23 and 24). Market appreciation included $1.4 billion from U.S. real estate, $1.2 billion from global/international real estate and and $447 million from global listed infrastructure. Our organic growth rate for advisory accounts for the twelve months ended March 31, 2022 was 1.0%.
Average assets under management for advisory accounts for the three months ended March 31, 2022 increased 26.2% to $23.9 billion from $18.9 billion for the three months ended March 31, 2021.
Assets under management in Japan subadvisory accounts at March 31, 2022, which represented 26.1% of institutional assets under management, increased 7.7% to $10.7 billion from $9.9 billion at March 31, 2021. The increase was due to market appreciation of $2.4 billion, partially offset by net outflows of $450 million and distributions of $1.2 billion. Net outflows included $448 million from U.S. real estate. Market appreciation included $1.9 billion from U.S. real estate and $444 million from global/international real estate. Distributions included $1.1 billion from U.S. real estate. Our organic decay rate for Japan subadvisory accounts for the twelve months ended March 31, 2022 was (4.5%).
Average assets under management for Japan subadvisory accounts for the three months ended March 31, 2022 increased 7.1% to $10.4 billion from $9.7 billion for the three months ended March 31, 2021.
Assets under management in subadvisory accounts excluding Japan at March 31, 2022, which represented 16.0% of institutional assets under management, increased 3.2% to $6.5 billion from $6.3 billion at March 31, 2021. The increase was due to market appreciation of $968 million, partially offset by net outflows of $765 million. Net outflows included $401 million from global/international real estate and $283 million from global listed infrastructure. Market appreciation included $550 million from global/international real estate and $217 million from U.S. real estate. Our organic decay rate for subadvisory accounts excluding Japan for the twelve months ended March 31, 2022 was (12.1%).
Average assets under management for subadvisory accounts excluding Japan for the three months ended March 31, 2022 increased 5.9% to $6.4 billion from $6.1 billion for the three months ended March 31, 2021.

Closed-end funds
Assets under management in closed-end funds at March 31, 2022, which represented 12.8% of total assets under management, increased 10.0% to $13.1 billion from $11.9 billion at March 31, 2021. The increase was due to net inflows of $576 million and market appreciation of $1.2 billion, partially offset by distributions of $621 million. Inflows of $482 million, which included leverage, were attributable to the Company's initial public offering of the Cohen & Steers Real Estate Opportunities and Income Fund (RLTY). Our organic growth rate for closed-end funds for the twelve months ended March 31, 2022 was 4.8%.
Average assets under management for closed-end funds for the three months ended March 31, 2022 increased 8.2% to $12.6 billion from $11.6 billion for the three months ended March 31, 2021.

Summary of Operating Results

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2022	2021
U.S. GAAP
Revenue	$154,189	$125,747
Expenses	$103,198	$73,809
Operating income	$50,991	$51,938
Non-operating income (loss)	$5,110	$4,953
Net income attributable to common stockholders	$42,018	$48,852
Diluted earnings per share	$0.85	$1.00
Operating margin	33.1%	41.3%

As Adjusted (1)
Net income attributable to common stockholders	$51,152	$38,629
Diluted earnings per share	$1.04	$0.79
Operating margin	44.7%	42.3%
_________________________
(1)    Please refer to pages 31-32 for reconciliations of U.S. GAAP to as adjusted results.
U.S. GAAP

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Open-end funds	$79,665	$60,603	$19,062	31.5%
Institutional accounts	36,683	30,987	$5,696	18.4%
Closed-end funds	27,321	25,331	$1,990	7.9%
Investment advisory and administration fees	143,669	116,921	$26,748	22.9%
Distribution and service fees	9,869	8,272	$1,597	19.3%
Other	651	554	$97	17.5%
Total revenue	$154,189	$125,747	$28,442	22.6%

Investment advisory and administration fees increased from the three months ended March 31, 2021, primarily due to higher average assets under management across all three investment vehicles.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.2 bps and 67.1 bps for the three months ended March 31, 2022 and 2021, respectively.
•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 36.6 bps and 36.3 bps for the three months ended March 31, 2022 and 2021, respectively.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.3 bps and 88.6 bps for the three months ended March 31, 2022 and 2021, respectively.

Expenses

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Employee compensation and benefits	$54,743	$45,762	$8,981	19.6%
Distribution and service fees	33,951	16,506	$17,445	105.7%
General and administrative	13,510	10,374	$3,136	30.2%
Depreciation and amortization	994	1,167	$(173)	(14.8)%
Total expenses	$103,198	$73,809	$29,389	39.8%

Employee compensation and benefits increased from the three months ended March 31, 2021, primarily due to higher incentive compensation of $3.4 million, an increase in amortization of restricted stock units of $2.3 million and higher salaries of $1.2 million.
Distribution and service fees increased from the three months ended March 31, 2021, primarily due to costs of $14.2 million associated with the initial public offering of RLTY and higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the three months ended March 31, 2021, primarily due to higher information technology and market data expenses of $1.1 million, an increase in organizational and offering costs associated with RLTY of $658,000 and higher travel and entertainment of $386,000.
Operating Margin
Operating margin for the three months ended March 31, 2022 decreased to 33.1% from 41.3% for the three months ended March 31, 2021. The three months ended March 31, 2022 included costs associated with the initial public offering of RLTY. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

	Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Seed Investments (1)	Other	Total	Seed Investments (1)	Other	Total
Interest and dividend income—net	$901	$(4)	$897	$604	$12	$616
Gain (loss) from investments—net	3,565	2	3,567	4,485	74	4,559
Foreign currency gain (loss)—net	(295)	941	646	191	(413)	(222)
Total non-operating income (loss)	$4,171	$939	$5,110	$5,280	$(327)	$4,953
_________________________
(1)    Seed investments included net income of $4.8 million and $3.6 million attributable to third-party interests in consolidated Company-sponsored funds for the three months ended March 31, 2022 and 2021, respectively.
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2022	2021
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.5	4.1
Non-deductible executive compensation	5.2	3.4
Excess tax benefits related to the vesting and delivery of restricted stock units	(11.5)	(10.4)
Unrecognized tax benefit adjustments	—	(10.2)
Other	(0.1)	0.5
Effective income tax rate	18.1%	8.4%

As Adjusted
This section discusses as adjusted results. Please refer to pages 31-32 for reconciliations of U.S. GAAP to as adjusted results.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenue
Revenue, as adjusted, for the three months ended March 31, 2022 was $154.3 million, compared with $125.8 million, as adjusted, for the three months ended March 31, 2021.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended March 31, 2022 were $85.4 million, compared with $72.6 million, as adjusted, for the three months ended March 31, 2021.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for both periods; and
•Costs associated with the initial public offering of RLTY for the three months ended March 31, 2022.
Operating Margin
Operating margin, as adjusted, for the three months ended March 31, 2022 was 44.7%, compared with 42.3%, as adjusted, for the three months ended March 31, 2021.
Non-operating Income (Loss)
Non-operating loss, as adjusted, for the three months ended March 31, 2022 was $273,000, compared with non-operating loss, as adjusted, of $118,000 for the three months ended March 31, 2021.
Non-operating income (loss), as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective tax rate, as adjusted, for the three months ended March 31, 2022 was 25.5%, compared with 27.3%, as adjusted, for the three months ended March 31, 2021.
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

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income attributable to common stockholders, U.S. GAAP	$42,018	$48,852
Seed investments (1)	1,051	(1,512)
Accelerated vesting of restricted stock units	2,305	1,088
Initial public offering costs (2)	15,239	—
Foreign currency exchange (gains) losses—net (3)	(1,212)	209
Tax adjustments (4)	(8,249)	(10,008)
Net income attributable to common stockholders, as adjusted	$51,152	$38,629

Diluted weighted average shares outstanding	49,337	48,709
Diluted earnings per share, U.S. GAAP	$0.85	$1.00
Seed investments	0.02	(0.03)
Accelerated vesting of restricted stock units	0.05	0.02
Initial public offering costs	0.31	—
Foreign currency exchange (gains) losses—net	(0.02)	0.01
Tax adjustments	(0.17)	(0.21)
Diluted earnings per share, as adjusted	$1.04	$0.79
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds as well as non-operating
(income) loss from seed investments that were not consolidated.
(2)    Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2022	2021
Employee compensation and benefits	$357	$—
Distribution and service fees	14,224	—
General and administrative	658	—
Initial public offering costs	$15,239	$—
(3)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4)    Tax adjustments are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2022	2021
Exclusion of tax effects associated with items noted above	$(4,281)	$231
Exclusion of discrete tax items	(3,968)	(10,239)
Total tax adjustments	$(8,249)	$(10,008)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Revenue, U.S. GAAP	$154,189	$125,747
Seed investments (1)	123	94
Revenue, as adjusted	$154,312	$125,841

Expenses, U.S. GAAP	$103,198	$73,809
Seed investments (1)	(276)	(96)
Accelerated vesting of restricted stock units	(2,305)	(1,088)
Initial public offering costs (2)	(15,239)	—
Expenses, as adjusted	$85,378	$72,625

Operating income, U.S. GAAP	$50,991	$51,938
Seed investments (1)	399	190
Accelerated vesting of restricted stock units	2,305	1,088
Initial public offering costs (2)	15,239	—
Operating income, as adjusted	$68,934	$53,216

Operating margin, U.S. GAAP	33.1%	41.3%
Operating margin, as adjusted	44.7%	42.3%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in Company-sponsored funds.
(2)    Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2022	2021
Employee compensation and benefits	$357	$—
Distribution and service fees	14,224	—
General and administrative	658	—
Initial public offering costs	$15,239	$—

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2022	2021
Non-operating income (loss), U.S. GAAP	$5,110	$4,953
Seed investments (1)	(4,171)	(5,280)
Foreign currency exchange (gains) losses—net (2)	(1,212)	209
Non-operating income (loss), as adjusted	$(273)	$(118)
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
Net Liquid Assets
Our current financial condition is highly liquid and is primarily comprised of cash and cash equivalents, U.S. Treasury securities, if any, liquid seed investments and other current assets. Liquid assets are reduced by current liabilities, which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any outstanding debt.
The table below summarizes net liquid assets:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$84,817	$184,373
U.S. Treasury securities	29,945	—
Liquid seed investments—net	63,432	62,679
Other current assets	90,178	84,533
Current liabilities	(71,559)	(118,888)
Net liquid assets	$196,813	$212,697
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly-rated financial institutions and include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
During the three months ended March 31, 2022, we paid aggregate costs of $15.2 million associated with the initial public offering of RLTY. We also funded an additional $18.0 million of our up to $50.0 million investment commitment in the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) during the quarter. Refer to Investment Commitments, Contractual Obligations, Commitments and Contingencies for further discussion.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments are presented net of redeemable noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At March 31, 2022, institutional accounts comprised 52.0% of total accounts receivable, while open-end and closed-end funds, together, comprised 47.1% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at March 31, 2022, there was no allowance for uncollectible accounts required.
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

The table below summarizes our cash flows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flow Data:
Net cash provided by (used in) operating activities	$(106,449)	$8,913
Net cash provided by (used in) investing activities	(30,372)	39,200
Net cash provided by (used in) financing activities	38,648	(34,495)
Net increase (decrease) in cash and cash equivalents	(98,173)	13,618
Effect of foreign exchange rate changes on cash and cash equivalents	(1,383)	(133)
Cash and cash equivalents, beginning of the period	184,373	41,232
Cash and cash equivalents, end of the period	$84,817	$54,717
We expect that cash flows provided by operating activities will provide sufficient liquidity to meet our obligations and continue to serve as our principal source of working capital for the foreseeable future.
Cash and cash equivalents decreased by $98.2 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2022. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $106.4 million for the three months ended March 31, 2022, which included net investment purchases of $100.8 million resulting from the consolidation of certain Company-sponsored funds and costs of $15.2 million associated with the initial public offering of RLTY. Net cash used in investing activities was $30.4 million, which included purchases of U.S. Treasury securities held for corporate purposes of $29.9 million. Net cash provided by financing activities was $38.6 million, including net contributions from redeemable noncontrolling interests of $90.7 million, partially offset by dividends paid to stockholders of $26.8 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.6 million.
Cash and cash equivalents increased by $13.6 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2021. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2021. Net cash provided by investing activities was $39.2 million, which included $41.7 million of proceeds from sales and maturities of U.S. Treasury securities held for corporate purposes, partially offset by net purchases of securities held directly for the purpose of establishing performance track records of $2.3 million. Net cash used in financing activities was $34.5 million, including dividends paid to stockholders of $21.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $21.3 million, partially offset by net contributions from redeemable noncontrolling interests of $8.1 million.
Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at March 31, 2022:

(in thousands)	2022	2023	2024	2025	2026 and after	Total
Operating leases	$9,245	$11,885	$1,121	$—	$—	$22,251
Purchase obligations (1)	4,306	4,744	3,088	2,474	2,385	16,997
Other liability (2)	665	1,246	1,662	2,077	—	5,650
Total	$14,216	$17,875	$5,871	$4,551	$2,385	$44,898
_________________________
(1)    Represents contracts which are either noncancellable or cancellable with a penalty. The Company’s obligations primarily reflected software licenses and standard service contracts for market data.
(2)    Consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in 2017.
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of March 31, 2022, we had funded $21.1 million of this commitment. The timing for funding the remaining portion of our commitment is determined by the fund.

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
On May 5, 2022, we declared a quarterly dividend on our common stock in the amount of $0.55 per share. This dividend will be payable on May 26, 2022 to stockholders of record at the close of business on May 16, 2022.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no changes to the Company’s accounting estimates for the three months ended March 31, 2022.
Recently Issued Accounting Pronouncements
During the preparation of our condensed consolidated financial statements, we evaluated all newly issued accounting guidance and concluded none of the new guidance is applicable to our financial position or results of operations as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and general economic conditions, which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations, our revenue and the value of our seed investments may change.
Seed investments—net
Our seed investments are comprised of both liquid and illiquid holdings. Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Illiquid seed investments are generally comprised of limited partnership interests in private real estate vehicles for which there may be contractual restrictions on redemption.
Our seed investments are subject to market risk. We mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect that a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of redeemable noncontrolling interests, if any, as of March 31, 2022 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$63,432	$(26,608)	$36,824	$40,506	$33,142
Illiquid seed investments—net	$18,637	$—	$18,637	$20,501	$16,773

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

PART II—Other Information

Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2022	311,932	$81.66	—	—
February 1 through February 28, 2022	1,361	$80.77	—	—
March 1 through March 31, 2022	27	$77.45	—	—
Total	313,320	$81.66	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	May 6, 2022	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 6, 2022	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer