Form 10-Q
period 2022-06-30
COHEN & STEERS, INC.
filed 2022-08-05
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 29, 2022 was 48,697,833.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$126,569	$184,373
Investments ($241,289 and $127,912) (1)	308,432	154,654
Accounts receivable	75,714	84,090
Due from brokers ($4,796 and $1,340) (1)	6,717	3,567
Property and equipment—net	8,380	8,938
Operating lease right-of-use assets—net	16,729	22,009
Goodwill and intangible assets—net	18,847	19,696
Other assets ($766 and $1,589) (1)	15,986	15,360
Total assets	$577,374	$492,687

Liabilities:
Accrued compensation and benefits	$44,668	$79,167
Distribution and service fees payable	11,956	10,183
Operating lease liabilities	18,638	24,525
Income tax payable	5,487	22,611
Due to brokers ($3,821 and $926) (1)	6,021	927
Other liabilities and accrued expenses ($3,695 and $689) (1)	15,221	10,948
Total liabilities	101,991	148,361
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interests	185,998	89,143
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 55,008,024 and 54,267,309 shares issued at June 30, 2022 and December 31, 2021, respectively	550	543
Additional paid-in capital	742,144	715,847
Accumulated deficit	(193,146)	(231,967)
Accumulated other comprehensive loss	(11,051)	(5,886)
Treasury stock, at cost, 6,313,095 and 5,997,239 shares at June 30, 2022 and December 31, 2021, respectively	(249,112)	(223,354)
Total stockholders' equity	289,385	255,183
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$577,374	$492,687
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2022 and December 31, 2021 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Investment advisory and administration fees	$137,655	$134,348	$281,324	$251,269
Distribution and service fees	9,005	9,199	18,874	17,471
Other	771	722	1,422	1,276
Total revenue	147,431	144,269	301,620	270,016
Expenses:
Employee compensation and benefits	53,857	53,241	108,600	99,003
Distribution and service fees	18,236	18,848	52,187	35,354
General and administrative	13,238	11,466	26,748	21,840
Depreciation and amortization	1,106	1,017	2,100	2,184
Total expenses	86,437	84,572	189,635	158,381
Operating income	60,994	59,697	111,985	111,635
Non-operating income (loss):
Interest and dividend income—net	1,888	837	2,785	1,453
Gain (loss) from investments—net	(28,573)	7,778	(25,006)	12,337
Foreign currency gain (loss)—net	1,683	(79)	2,329	(301)
Total non-operating income (loss)	(25,002)	8,536	(19,892)	13,489
Income before provision for income taxes	35,992	68,233	92,093	125,124
Provision for income taxes	9,843	15,827	19,103	20,288
Net income	26,149	52,406	72,990	104,836
Net (income) loss attributable to redeemable noncontrolling interests	25,807	(5,827)	20,984	(9,405)
Net income attributable to common stockholders	$51,956	$46,579	$93,974	$95,431

Earnings per share attributable to common stockholders:
Basic	$1.06	$0.96	$1.93	$1.98
Diluted	$1.06	$0.95	$1.91	$1.95

Weighted average shares outstanding:
Basic	48,805	48,285	48,739	48,216
Diluted	49,208	48,951	49,272	48,831

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$26,149	$52,406	$72,990	$104,836
Net (income) loss attributable to redeemable noncontrolling interests	25,807	(5,827)	20,984	(9,405)
Net income attributable to common stockholders	51,956	46,579	93,974	95,431
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,614)	199	(5,165)	(396)
Total comprehensive income attributable to common stockholders	$48,342	$46,778	$88,809	$95,035

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2022	$550	$728,644	$(217,453)	$(7,437)	$(248,939)	$255,365	$184,656
Dividends ($0.55 per share)	—	—	(27,649)	—	—	(27,649)	—
Issuance of common stock	—	358	—	—	—	358	—
Repurchase of common stock	—	—	—	—	(173)	(173)	—
Issuance of restricted stock units—net	—	1,391	—	—	—	1,391	—
Amortization of restricted stock units—net	—	11,751	—	—	—	11,751	—
Net income (loss)	—	—	51,956	—	—	51,956	(25,807)
Other comprehensive income (loss)	—	—	—	(3,614)	—	(3,614)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	27,149
June 30, 2022	$550	$742,144	$(193,146)	$(11,051)	$(249,112)	$289,385	$185,998

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2021	$542	$680,466	$(265,034)	$(4,729)	$(222,018)	$189,227	$62,365
Dividends ($0.45 per share)	—	—	(22,289)	—	—	(22,289)	—
Issuance of common stock	—	311	—	—	—	311	—
Repurchase of common stock	—	—	—	—	(81)	(81)	—
Issuance of restricted stock units—net	—	1,640	—	—	—	1,640	—
Amortization of restricted stock units—net	—	10,302	—	—	—	10,302	—
Net income (loss)	—	—	46,579		—	46,579	5,827
Other comprehensive income (loss)	—	—	—	199	—	199	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2,111)
June 30, 2021	$542	$692,719	$(240,744)	$(4,530)	$(222,099)	$225,888	$66,081

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)—(Continued)
(in thousands, except per share data)

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2022	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$255,183	$89,143
Dividends ($1.10 per share)	—	—	(55,153)	—	—	(55,153)	—
Issuance of common stock	7	793	—	—	—	800	—
Repurchase of common stock	—	—	—	—	(25,758)	(25,758)	—
Issuance of restricted stock units—net	—	2,641	—	—	—	2,641	—
Amortization of restricted stock units—net	—	22,863	—	—	—	22,863	—
Net income (loss)	—	—	93,974	—	—	93,974	(20,984)
Other comprehensive income (loss)	—	—	—	(5,165)	—	(5,165)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	117,839
June 30, 2022	$550	$742,144	$(193,146)	$(11,051)	$(249,112)	$289,385	$185,998

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2021	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$174,239	$50,665
Dividends ($0.90 per share)	—	—	(44,633)	—	—	(44,633)	—
Issuance of common stock	7	734	—	—	—	741	—
Repurchase of common stock	—	—	—	—	(21,337)	(21,337)	—
Issuance of restricted stock units—net	—	2,433	—	—	—	2,433	—
Amortization of restricted stock units—net	—	19,410	—	—	—	19,410	—
Net income (loss)	—	—	95,431	—	—	95,431	9,405
Other comprehensive income (loss)	—	—	—	(396)	—	(396)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	6,011
June 30, 2021	$542	$692,719	$(240,744)	$(4,530)	$(222,099)	$225,888	$66,081

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$72,990	$104,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	24,139	20,780
Depreciation and amortization	2,713	2,950
Amortization of right-of-use assets	5,426	5,121
(Gain) loss from investments—net	25,006	(12,337)
Deferred income taxes	1,834	4,138
Foreign currency (gain) loss	2,462	2,095
Changes in operating assets and liabilities:
Accounts receivable	5,914	(11,167)
Due from brokers	(2,977)	(2,089)
Investments within consolidated investment vehicles	(142,774)	(8,687)
Other assets	6,799	(856)
Accrued compensation and benefits	(34,499)	(13,444)
Distribution and service fees payable	1,773	2,489
Operating lease liabilities	(6,033)	(5,724)
Due to brokers	4,754	2,902
Income tax payable	(17,068)	2,863
Other liabilities and accrued expenses	771	(3,847)
Net cash provided by (used in) operating activities	(48,770)	90,023
Cash flows from investing activities:
Purchases of investments	(73,866)	(33,214)
Proceeds from sales and maturities of investments	31,827	72,246
Purchases of property and equipment	(1,562)	(884)
Net cash provided by (used in) investing activities	(43,601)	38,148
Cash flows from financing activities:
Issuance of common stock—net	680	629
Repurchase of common stock	(25,758)	(21,337)
Dividends to stockholders	(53,668)	(43,458)
Net contributions (distributions) from redeemable noncontrolling interests	117,839	6,011
Net cash provided by (used in) financing activities	39,093	(58,155)
Net increase (decrease) in cash and cash equivalents	(53,278)	70,016
Effect of foreign exchange rate changes on cash and cash equivalents	(4,526)	(19)
Cash and cash equivalents, beginning of the period	184,373	41,232
Cash and cash equivalents, end of the period	$126,569	$111,229

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
During the six months ended June 30, 2022 and 2021, the Company paid taxes of $34.3 million and $13.3 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $1.5 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the condensed consolidated statements of changes in stockholders' equity.

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
Consolidation of investment vehicles—The Company's financial interests in investment vehicles, including the management fees that are received, are evaluated at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the Variable Interest Entity (VIE) model or the Voting Interest Entity (VOE) model.
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
Investments that are determined to be VOEs are consolidated when the Company’s ownership interest is greater than 50% of the outstanding voting interests of the vehicle.
The Company records noncontrolling interests in consolidated investment vehicles for which the Company’s ownership is less than 100%.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Cash and Cash Equivalents—Cash and cash equivalents are on deposit with several highly rated financial institutions and include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
Due from/to Brokers—The Company, including the consolidated investment vehicles, may transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balances represent cash and/or cash collateral balances at brokers/custodians and/or receivables and payables for unsettled securities transactions with brokers/custodians.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. The Company's investments are categorized as follows:
•Equity investments at fair value are comprised of corporate investments and investments held within the consolidated investment vehicles, which generally represent common stocks, limited partnership interests, master limited partnership interests, preferred securities and other seed investments.
•Trading investments are comprised of corporate investments and investments held within the consolidated investment vehicles, which generally represent U.S. Treasury securities and corporate debt securities.
•Equity method investments, which generally represent seed investments in investment vehicles for which the Company is able to exercise significant influence but not control over the investment. When using the equity method, the Company recognizes its respective share of net income or loss for the period which is recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
Realized and unrealized gains and losses on equity investments at fair value, trading investments and equity method investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
From time to time, the Company, including the consolidated investment vehicles, may enter into derivative contracts, including options, futures and swaps contracts, to gain exposure to the underlying commodities markets or to economically hedge market risk of the underlying portfolios. Gains and losses on derivative contracts are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. The fair values of these instruments are recorded in other assets or other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
Additionally, from time to time, the Company, including the consolidated investment vehicles, may enter into forward foreign exchange contracts to economically hedge currency exposure. These instruments are measured at fair value based on the prevailing forward exchange rate with gains and losses recorded in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations. The fair values of these contracts are recorded in other assets or other liabilities and accrued expenses on the Company’s condensed consolidated statements of financial condition.
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
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests represent third-party interests in the consolidated investment vehicles. These interests are redeemable at the option of the investors and therefore are not treated as permanent equity. Redeemable noncontrolling interests are recorded at fair value which approximates the redemption value at each reporting period.
Investment Advisory and Administration Fees—The Company earns revenue by providing asset management services to institutional accounts, open-end and closed-end funds as well as model-based portfolios. Investment advisory fees are earned pursuant to the terms of investment management agreements and are generally based on a contractual fee rate applied to the average assets under management. The Company also earns administration fees from certain open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average daily assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
In certain instances, the Company may earn performance fees when specified performance hurdles are met during the performance period. Performance fees are forms of variable consideration and are not recognized until it becomes probable that there will not be a significant reversal of the cumulative revenue recognized.
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of open-end funds distributed by CSS. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares in an open-end fund. For all periods presented, a portion of the distribution fee revenue recognized in the period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, distribution and service fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
Distribution and Service Fee Expense—Distribution and service fee expense includes distribution fees, shareholder servicing fees and intermediary assistance payments.
Distribution fees represent payments made to qualified intermediaries for assistance in connection with the distribution of certain open-end funds' shares and for other expenses such as advertising, printing and distribution of prospectuses to investors. Such amounts may also be used to pay financial intermediaries for services as specified in the terms of written agreements complying with Rule 12b-1 of the Investment Company Act of 1940. Distribution fees are based on average daily net assets under management of certain share classes of certain of the funds.
Shareholder servicing fees represent payments made to qualified intermediaries for shareholder account service and maintenance. These services are provided pursuant to written agreements with such qualified institutions. Shareholder servicing fees are generally based on average daily net assets under management.
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing as well as marketing and support of certain open-end funds and are incremental to those described above. Intermediary assistance payments are generally based on average daily net assets under management.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations.
The cumulative translation adjustment was $(11.1) million and $(5.9) million at June 30, 2022 and December 31, 2021, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition.
Comprehensive Income—The Company reports all changes in comprehensive income in the condensed consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss).
Recently Issued Accounting Pronouncements—In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, which would be a change in practice for certain entities. The ASU also indicates that a contractual sale restriction is not a separate unit of account, and requires new disclosures for all entities with equity securities subject to a contractual sale restriction. This new guidance will be effective on January 1, 2024. The Company does not expect that the adoption of this new standard will have a material effect on the Company's condensed consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Client domicile:
North America	$129,428	$124,126	$264,628	$234,442
Japan	9,263	9,529	18,786	18,061
Europe, Middle East and Africa	5,405	7,295	11,358	11,276
Asia Pacific excluding Japan	3,335	3,319	6,848	6,237
Total	$147,431	$144,269	$301,620	$270,016

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Investment vehicle:
Open-end funds	$85,561	$79,627	$175,746	$149,056
Institutional accounts	34,429	37,381	71,112	68,368
Closed-end funds	27,441	27,261	54,762	52,592
Total	$147,431	$144,269	$301,620	$270,016

4. Investments

The following table summarizes the Company's investments:

(in thousands)	June 30, 2022	December 31, 2021
Equity investments at fair value	$229,103	$130,930
Trading	79,308	23,711
Equity method	21	13
Total investments	$308,432	$154,654

The following table summarizes gain (loss) from investments—net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net realized gains (losses) during the period	$2,664	$2,567	$10,845	$4,456
Net unrealized gains (losses) during the period on investments still held at the end of the period	(31,237)	5,211	(35,851)	7,881
Gain (loss) from investments—net (1)	$(28,573)	$7,778	$(25,006)	$12,337
________________________
(1)Included gain (loss) on derivative contracts, which are utilized to hedge a portion of the market risk of the Company's seed investments.
At June 30, 2022 and December 31, 2021, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF).

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	June 30, 2022
	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	REOF	Total
Assets (1)
Investments	$22,760	$82,461	$115,648	$157	$20,263	$241,289
Due from brokers	—	548	4,218	30	—	4,796
Other assets	75	276	402	—	13	766
Total assets	22,835	83,285	120,268	187	20,276	246,851

Liabilities (1)
Due to brokers	$—	$511	$3,310	$—	$—	$3,821
Other liabilities and accrued expenses	40	141	3,004	5	505	3,695
Total liabilities	40	652	6,314	5	505	7,516

Net assets	$22,795	$82,633	$113,954	$182	$19,771	$239,335

Attributable to the Company	$7,858	$12,342	$13,184	$182	$19,771	$53,337
Attributable to redeemable non-controlling interests	14,937	70,291	100,770	—	—	185,998
Net assets	$22,795	$82,633	$113,954	$182	$19,771	$239,335
_________________________
(1)    The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

	December 31, 2021
(in thousands)	GLI SICAV	SICAV GRE	SICAV RAP	GRP-CIP	REOF	Total
Assets (1)
Investments	$8,266	$57,354	$59,493	$150	$2,649	$127,912
Due from brokers	—	1,107	86	147	—	1,340
Other assets	42	214	740	—	593	1,589
Total assets	8,308	58,675	60,319	297	3,242	130,841

Liabilities (1)
Due to brokers	$—	$347	$579	$—	$—	$926
Other liabilities and accrued expenses	35	126	108	5	415	689
Total liabilities	35	473	687	5	415	1,615

Net assets	$8,273	$58,202	$59,632	$292	$2,827	$129,226

Attributable to the Company	$8,261	$15,355	$13,348	$292	$2,827	$40,083
Attributable to redeemable non-controlling interests	12	42,847	46,284	—	—	89,143
Net assets	$8,273	$58,202	$59,632	$292	$2,827	$129,226
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
The following tables present fair value measurements:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$62,022	$—	$—	$—	$62,022
Equity investments at fair value:
Common stocks	$205,601	$408	$—	$—	$206,009
Company-sponsored funds	184	—	—	—	184
Limited partnership interests	—	—	18,592	1,813	20,405
Master limited partnership interests	1,092	—	—	—	1,092
Preferred securities	1,285	—	—	—	1,285
Other	—	—	—	128	128
Total	$208,162	$408	$18,592	$1,941	$229,103
Trading investments:
Fixed income	$—	$79,308	$—	$—	$79,308
Equity method investments	$—	$—	$—	$21	$21

Total investments	$208,162	$79,716	$18,592	$1,962	$308,432

Derivatives - assets:
Total return swaps - commodities	$—	$234	$—	$—	$234
Total return swaps - equities	—	2,317	—	—	2,317
Forward contracts - foreign exchange	—	596	—	—	596
Total	$—	$3,147	$—	$—	$3,147
Derivatives - liabilities:
Total return swaps - commodities (2)	$—	$3,245	$—	$—	$3,245
Total return swaps - equities	—	177	—	—	177
Total	$—	$3,422	$—	$—	$3,422
________________________
(1)    Comprised of certain investments measured at fair value using net asset value (NAV) as a practical expedient.
(2)    Included total return swaps - commodities held by consolidated investment vehicles.

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
(2)    Included total return swaps - commodities held by consolidated investment vehicles.
Equity investments at fair value classified as Level 2 were comprised of common stocks for which quoted prices in active markets are not available. Fair values for the common stocks classified as Level 2 were generally based on quoted prices for similar instruments in active markets.
Equity investments at fair value classified as Level 3 as of June 30, 2022 were comprised of a limited partnership interest in a joint venture that holds an investment in private real estate.
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
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient as follows:
•Equity investments at fair value included:
◦limited partnership interests in private real estate funds; and
◦the Company's co-investment in a Cayman trust invested in global listed infrastructure securities (which is included in "Other" in the leveling table).

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
•Equity method investments included the Company's partnership interests in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) which invests in non-registered real estate funds and Cohen & Steers Global Listed Infrastructure Fund L.P. (LPGI) which invests in global infrastructure securities. The Company's ownership interest was approximately 0.2% and 0.01%, respectively.
At June 30, 2022 and December 31, 2021, the Company did not have the ability to redeem its limited partnership interests in private real estate funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust or LPGI.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$17,753	$—	$—	$—
Purchases/contributions	—	—	19,380	—
Unrealized gains (losses)	839	—	(788)	—
Balance at end of period	$18,592	$—	$18,592	$—
Realized and unrealized gains (losses) in the above table were recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
Valuation Techniques
In certain instances, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable broker-dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use information with respect to transactions in such investments, broker quotes, pricing matrices, market transactions in comparable investments and various relationships between investments. As part of its independent price verification process, the Company generally performs reviews of valuations provided by broker-dealers or independent pricing services. Investments in funds are valued at their closing price or NAV (or its equivalent) as a practical expedient.
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued no less than on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. Additionally, the Company has retained an independent valuation services firm to assist in the determination of the fair value of certain private real estate investments. The valuation process also includes a review and approval by a committee which is comprised of senior members from various departments within the Company (Valuation Committee). The Valuation Committee provides independent oversight of the valuation policies and procedures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Value / Range
Limited partnership interests	$18,592	Discounted cash flow	Discount rate Terminal capitalization rate	8.25% 7.25%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments none of which were designated in a formal hedging relationship:

	As of June 30, 2022
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,607	$3,806	$234	$369
Total return swaps - equities	—	22,492	2,317	177
Forward contracts - foreign exchange	—	11,481	596	—
Total corporate derivatives	$2,607	$37,779	$3,147	$546
Derivatives held by consolidated investment vehicles:
Total return swaps - commodities	20,918	—	—	2,876

Total	$23,525	$37,779	$3,147	$3,422

	As of December 31, 2021
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,549	$3,810	$94	$17
Total return swaps - equities	—	22,899	—	867
Forward contracts - foreign exchange	—	11,969	209	3
Total corporate derivatives	$2,549	$38,678	$303	$887
Derivatives held by consolidated investment vehicles:
Total return swaps - commodities	10,931	—	387	—

Total	$13,480	$38,678	$690	$887
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
Non-corporate derivatives are comprised of commodity swap contracts that are utilized by certain of the consolidated investment vehicles to gain exposure in the commodities market as part of the vehicles' investment strategies.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
For corporate derivatives, cash included in due from brokers on the condensed consolidated statements of financial condition of $1.7 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively, and U.S. Treasury securities included in investments of $0.2 million at December 31, 2021, were held as collateral for forward and swap contracts. At June 30, 2022, due to brokers included $1.9 million of cash collateral payable to trade counterparties.
For non-corporate derivatives, due from brokers included $2.1 million of cash collateral due from trade counterparties at June 30, 2022. At December 31, 2021, due to brokers included $0.5 million of cash collateral payable to trade counterparties.
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Corporate derivatives:
Futures - commodities	$—	$1,463	$—	$2,168
Total return swaps - commodities	92	(1,335)	(215)	(1,993)
Total return swaps - equities	3,177	(1,440)	3,403	(2,508)
Forward contracts - foreign exchange	(420)	(657)	390	477
Total corporate derivatives	$2,849	$(1,969)	$3,578	$(1,856)
Derivatives held by consolidated investment vehicles:
Total return swaps - commodities	(1,152)	1,193	3,160	1,072

Total (1)	$1,697	$(776)	$6,738	$(784)
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$26,149	$52,406	$72,990	$104,836
Net (income) loss attributable to redeemable noncontrolling interests	25,807	(5,827)	20,984	(9,405)
Net income attributable to common stockholders	$51,956	$46,579	$93,974	$95,431
Basic weighted average shares outstanding	48,805	48,285	48,739	48,216
Dilutive potential shares from restricted stock units	403	666	533	615
Diluted weighted average shares outstanding	49,208	48,951	49,272	48,831

Basic earnings per share attributable to common stockholders	$1.06	$0.96	$1.93	$1.98
Diluted earnings per share attributable to common stockholders	$1.06	$0.95	$1.91	$1.95

Anti-dilutive common stock equivalents excluded from the calculation	2	—	2	—

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.9	3.1	3.9
Non-deductible executive compensation	1.6	1.7	3.3	2.2
Excess tax benefits related to the vesting and delivery of restricted stock units	0.2	(0.1)	(5.1)	(4.8)
Unrecognized tax benefit adjustments	(10.1)	0.4	(5.5)	(4.4)
Other	0.1	(1.5)	0.1	(0.4)
Effective income tax rate	15.9%	25.4%	16.9%	17.5%

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Investment advisory and administration fees (1)	$100,803	$95,542	$205,040	$180,190
Distribution and service fees	9,005	9,199	18,874	17,471
Total	$109,808	$104,741	$223,914	$197,661
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $4.3 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively, and $8.6 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively.
Included in accounts receivable at June 30, 2022 and December 31, 2021 are receivables due from Company-sponsored funds of $35.8 million and $40.8 million, respectively. Included in accounts payable at June 30, 2022 and December 31, 2021 are payables due to Company-sponsored funds of $0.5 million and $1.1 million, respectively.

10. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its condensed consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to $50.0 million in REOF. As of June 30, 2022, the Company had funded $21.2 million of this commitment. The timing for funding the remaining portion of the Company's commitment is determined by the fund.

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
On August 4, 2022, the Company declared a quarterly dividend on its common stock in the amount of $0.55 per share. This dividend will be payable on August 25, 2022 to stockholders of record at the close of business on August 15, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our revenue from the wealth channel is derived from investment advisory, administration, distribution and service fees from open-end and closed-end funds. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
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

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Open-end Funds
Assets under management, beginning of period	$48,105	$38,623	$50,911	$35,160
Inflows	4,859	4,577	9,745	9,647
Outflows	(5,103)	(2,490)	(9,781)	(5,396)
Net inflows (outflows)	(244)	2,087	(36)	4,251
Market appreciation (depreciation)	(5,654)	3,134	(8,389)	4,671
Distributions	(624)	(312)	(903)	(550)
Total increase (decrease)	(6,522)	4,909	(9,328)	8,372
Assets under management, end of period	$41,583	$43,532	$41,583	$43,532
Percentage of total assets under management	47.3%	45.2%	47.3%	45.2%
Average assets under management	$45,188	$41,469	$46,602	$39,064

Institutional Accounts
Assets under management, beginning of period	$40,956	$36,538	$42,727	$33,255
Inflows	1,259	1,826	3,319	4,161
Outflows	(1,734)	(1,454)	(3,800)	(2,202)
Net inflows (outflows)	(475)	372	(481)	1,959
Market appreciation (depreciation)	(5,733)	3,555	(7,227)	5,555
Distributions	(242)	(309)	(513)	(613)
Total increase (decrease)	(6,450)	3,618	(8,221)	6,901
Assets under management, end of period	$34,506	$40,156	$34,506	$40,156
Percentage of total assets under management	39.3%	41.7%	39.3%	41.7%
Average assets under management	$37,506	$39,103	$39,048	$36,877

Closed-end Funds
Assets under management, beginning of period	$13,061	$11,879	$12,991	$11,493
Inflows	2	103	556	168
Outflows	—	—	—	—
Net inflows (outflows)	2	103	556	168
Market appreciation (depreciation)	(1,137)	703	(1,474)	1,172
Distributions	(153)	(148)	(300)	(296)
Total increase (decrease)	(1,288)	658	(1,218)	1,044
Assets under management, end of period	$11,773	$12,537	$11,773	$12,537
Percentage of total assets under management	13.4%	13.0%	13.4%	13.0%
Average assets under management	$12,428	$12,372	$12,489	$11,989

Total
Assets under management, beginning of period	$102,122	$87,040	$106,629	$79,908
Inflows	6,120	6,506	13,620	13,976
Outflows	(6,837)	(3,944)	(13,581)	(7,598)
Net inflows (outflows)	(717)	2,562	39	6,378
Market appreciation (depreciation)	(12,524)	7,392	(17,090)	11,398
Distributions	(1,019)	(769)	(1,716)	(1,459)
Total increase (decrease)	(14,260)	9,185	(18,767)	16,317
Assets under management, end of period	$87,862	$96,225	$87,862	$96,225
Average assets under management	$95,122	$92,944	$98,139	$87,930

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advisory
Assets under management, beginning of period	$23,726	$20,279	$24,599	$17,628
Inflows	769	1,512	2,342	3,449
Outflows	(1,177)	(493)	(2,792)	(736)
Net inflows (outflows)	(408)	1,019	(450)	2,713
Market appreciation (depreciation)	(3,183)	1,817	(4,014)	2,774
Total increase (decrease)	(3,591)	2,836	(4,464)	5,487
Assets under management, end of period	$20,135	$23,115	$20,135	$23,115
Percentage of institutional assets under management	58.4%	57.6%	58.4%	57.6%
Average assets under management	$21,869	$22,084	$22,860	$20,501

Japan Subadvisory
Assets under management, beginning of period	$10,692	$9,924	$11,329	$9,720
Inflows	249	22	468	120
Outflows	(226)	(294)	(329)	(596)
Net inflows (outflows)	23	(272)	139	(476)
Market appreciation (depreciation)	(1,534)	1,160	(2,016)	1,872
Distributions	(242)	(309)	(513)	(613)
Total increase (decrease)	(1,753)	579	(2,390)	783
Assets under management, end of period	$8,939	$10,503	$8,939	$10,503
Percentage of institutional assets under management	25.9%	26.2%	25.9%	26.2%
Average assets under management	$9,604	$10,306	$9,975	$9,985

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,538	$6,335	$6,799	$5,907
Inflows	241	292	509	592
Outflows	(331)	(667)	(679)	(870)
Net inflows (outflows)	(90)	(375)	(170)	(278)
Market appreciation (depreciation)	(1,016)	578	(1,197)	909
Total increase (decrease)	(1,106)	203	(1,367)	631
Assets under management, end of period	$5,432	$6,538	$5,432	$6,538
Percentage of institutional assets under management	15.7%	16.3%	15.7%	16.3%
Average assets under management	$6,033	$6,713	$6,213	$6,391

Total Institutional Accounts
Assets under management, beginning of period	$40,956	$36,538	$42,727	$33,255
Inflows	1,259	1,826	3,319	4,161
Outflows	(1,734)	(1,454)	(3,800)	(2,202)
Net inflows (outflows)	(475)	372	(481)	1,959
Market appreciation (depreciation)	(5,733)	3,555	(7,227)	5,555
Distributions	(242)	(309)	(513)	(613)
Total increase (decrease)	(6,450)	3,618	(8,221)	6,901
Assets under management, end of period	$34,506	$40,156	$34,506	$40,156
Average assets under management	$37,506	$39,103	$39,048	$36,877

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. Real Estate
Assets under management, beginning of period	$47,268	$36,984	$49,915	$32,827
Inflows	2,582	2,592	5,875	5,718
Outflows	(2,433)	(1,723)	(5,169)	(3,114)
Net inflows (outflows)	149	869	706	2,604
Market appreciation (depreciation)	(6,542)	4,419	(9,334)	7,256
Distributions	(697)	(407)	(1,109)	(822)
Total increase (decrease)	(7,090)	4,881	(9,737)	9,038
Assets under management, end of period	$40,178	$41,865	$40,178	$41,865
Percentage of total assets under management	45.7%	43.5%	45.7%	43.5%
Average assets under management	$43,917	$40,269	$45,174	$37,408

Preferred Securities
Assets under management, beginning of period	$24,466	$23,790	$26,987	$23,185
Inflows	1,711	2,254	3,675	4,660
Outflows	(2,757)	(1,081)	(5,629)	(2,677)
Net inflows (outflows)	(1,046)	1,173	(1,954)	1,983
Market appreciation (depreciation)	(1,769)	750	(3,169)	752
Distributions	(202)	(215)	(415)	(422)
Total increase (decrease)	(3,017)	1,708	(5,538)	2,313
Assets under management, end of period	$21,449	$25,498	$21,449	$25,498
Percentage of total assets under management	24.4%	26.5%	24.4%	26.5%
Average assets under management	$22,915	$24,546	$24,272	$24,043

Global/International Real Estate
Assets under management, beginning of period	$19,362	$16,421	$19,380	$15,214
Inflows	861	1,111	2,417	2,190
Outflows	(1,164)	(890)	(1,944)	(1,457)
Net inflows (outflows)	(303)	221	473	733
Market appreciation (depreciation)	(3,303)	1,664	(4,078)	2,373
Distributions	(47)	(86)	(66)	(100)
Total increase (decrease)	(3,653)	1,799	(3,671)	3,006
Assets under management, end of period	$15,709	$18,220	$15,709	$18,220
Percentage of total assets under management	17.9%	18.9%	17.9%	18.9%
Average assets under management	$17,524	$17,697	$18,183	$16,660

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Global Listed Infrastructure
Assets under management, beginning of period	$9,197	$7,604	$8,763	$6,729
Inflows	461	480	925	1,159
Outflows	(353)	(141)	(652)	(215)
Net inflows (outflows)	108	339	273	944
Market appreciation (depreciation)	(673)	355	(359)	670
Distributions	(58)	(52)	(103)	(97)
Total increase (decrease)	(623)	642	(189)	1,517
Assets under management, end of period	$8,574	$8,246	$8,574	$8,246
Percentage of total assets under management	9.8%	8.6%	9.8%	8.6%
Average assets under management	$8,853	$8,051	$8,729	$7,595

Other
Assets under management, beginning of period	$1,829	$2,241	$1,584	$1,953
Inflows	505	69	728	249
Outflows	(130)	(109)	(187)	(135)
Net inflows (outflows)	375	(40)	541	114
Market appreciation (depreciation)	(237)	204	(150)	347
Distributions	(15)	(9)	(23)	(18)
Total increase (decrease)	123	155	368	443
Assets under management, end of period	$1,952	$2,396	$1,952	$2,396
Percentage of total assets under management	2.2%	2.5%	2.2%	2.5%
Average assets under management	$1,913	$2,381	$1,781	$2,224

Total
Assets under management, beginning of period	$102,122	$87,040	$106,629	$79,908
Inflows	6,120	6,506	13,620	13,976
Outflows	(6,837)	(3,944)	(13,581)	(7,598)
Net inflows (outflows)	(717)	2,562	39	6,378
Market appreciation (depreciation)	(12,524)	7,392	(17,090)	11,398
Distributions	(1,019)	(769)	(1,716)	(1,459)
Total increase (decrease)	(14,260)	9,185	(18,767)	16,317
Assets under management, end of period	$87,862	$96,225	$87,862	$96,225
Average assets under management	$95,122	$92,944	$98,139	$87,930

Investment Performance at June 30, 2022
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
(2)    © 2022 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2022. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at June 30, 2022 decreased 8.7% to $87.9 billion from $96.2 billion at June 30, 2021. The decrease was due to market depreciation of $7.5 billion and distributions of $4.0 billion, partially offset by net inflows of $3.1 billion. Net inflows included $3.1 billion into U.S. real estate. Market depreciation included $3.0 billion from preferred securities, $2.5 billion from global/international real estate and $2.2 billion from U.S. real estate, partially offset by market appreciation of $225 million from global listed infrastructure. Distributions included $2.6 billion from U.S. real estate and $978 million from preferred securities. Our organic growth rate for the twelve months ended June 30, 2022 was 3.2%. The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.
Average assets under management for the three months ended June 30, 2022 increased 2.3% to $95.1 billion from $92.9 billion for the three months ended June 30, 2021.

Open-end funds
Assets under management in open-end funds at June 30, 2022, which represented 47.3% of total assets under management, decreased 4.5% to $41.6 billion from $43.5 billion at June 30, 2021. The decrease was due to market depreciation of $4.1 billion and distributions of $2.3 billion, partially offset by net inflows of $4.5 billion. Net inflows included $3.3 billion into U.S. real estate and $708 million into real assets multi-strategy (included in "Other" in the table on pages 25 and 26). Market depreciation included $2.1 billion from preferred securities and $1.5 billion from U.S. real estate. Distributions included $1.4 billion from U.S. real estate and $756 million from preferred securities. Of these distributions, $2.0 billion was reinvested and included in net inflows. Our organic growth rate for open-end funds for the twelve months ended June 30, 2022 was 10.3%.
Average assets under management for open-end funds for the three months ended June 30, 2022 increased 9.0% to $45.2 billion from $41.5 billion for the three months ended June 30, 2021.
Institutional accounts
Assets under management in institutional accounts at June 30, 2022, which represented 39.3% of total assets under management, decreased 14.1% to $34.5 billion from $40.2 billion at June 30, 2021. The decrease was due to net outflows of $1.9 billion, market depreciation of $2.7 billion and distributions of $1.1 billion. Net outflows included $1.1 billion from real assets multi-strategy (included in "Other" in the table on pages 24 and 25) and $589 million from U.S. real estate. Market depreciation included $2.0 billion from global/international real estate and $467 million from U.S. real estate. Distributions included $1.0 billion from U.S. real estate. Our organic decay rate for institutional accounts for the twelve months ended June 30, 2022 was (4.6%).
Average assets under management for institutional accounts for the three months ended June 30, 2022 decreased 4.1% to $37.5 billion from $39.1 billion for the three months ended June 30, 2021.
Assets under management in advisory accounts at June 30, 2022, which represented 58.4% of institutional assets under management, decreased 12.9% to $20.1 billion from $23.1 billion at June 30, 2021. The decrease was due to net outflows of $1.3 billion and market depreciation of $1.8 billion. Net outflows included $1.1 billion from real assets multi-strategy (included in "Other" in the table on pages 25 and 26). Market depreciation included $1.2 billion from global/international real estate and $402 million from preferred securities. Our organic decay rate for advisory accounts for the twelve months ended June 30, 2022 was (5.4%).
Average assets under management for advisory accounts for the three months ended June 30, 2022 decreased 1.0% to $21.9 billion from $22.1 billion for the three months ended June 30, 2021.
Assets under management in Japan subadvisory accounts at June 30, 2022, which represented 25.9% of institutional assets under management, decreased 14.9% to $8.9 billion from $10.5 billion at June 30, 2021. The decrease was due to net outflows of $155 million, market depreciation of $325 million and distributions of $1.1 billion. Net outflows included $300 million from U.S. real estate, partially offset by net inflows of $153 million into global/international real estate. Market depreciation included $203 million from global/international real estate and $111 million from U.S. real estate. Distributions included $1.0 billion from U.S. real estate. Our organic decay rate for Japan subadvisory accounts for the twelve months ended June 30, 2022 was (1.5%).
Average assets under management for Japan subadvisory accounts for the three months ended June 30, 2022 decreased 6.8% to $9.6 billion from $10.3 billion for the three months ended June 30, 2021.
Assets under management in subadvisory accounts excluding Japan at June 30, 2022, which represented 15.7% of institutional assets under management, decreased 16.9% to $5.4 billion from $6.5 billion at June 30, 2021. The decrease was due to net outflows of $480 million and market depreciation of $625 million. Net outflows included $289 million from global listed infrastructure and $192 million from global/international real estate. Market depreciation included $589 million from global/international real estate. Our organic decay rate for subadvisory accounts excluding Japan for the twelve months ended June 30, 2022 was (7.3%).
Average assets under management for subadvisory accounts excluding Japan for the three months ended June 30, 2022 decreased 10.1% to $6.0 billion from $6.7 billion for the three months ended June 30, 2021.

Closed-end funds
Assets under management in closed-end funds at June 30, 2022, which represented 13.4% of total assets under management, decreased 6.1% to $11.8 billion from $12.5 billion at June 30, 2021. The decrease was due to market depreciation of $612 million and distributions of $626 million, partially offset by net inflows of $474 million. Inflows of $482 million, which included leverage, were attributable to the Company's initial public offering of the Cohen & Steers Real Estate Opportunities and Income Fund (RLTY). Our organic growth rate for closed-end funds for the twelve months ended June 30, 2022 was 3.8%.
Average assets under management for closed-end funds was $12.4 billion for both the three months ended June 30, 2022 and 2021, respectively.

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. GAAP
Revenue	$147,431	$144,269	$301,620	$270,016
Expenses	$86,437	$84,572	$189,635	$158,381
Operating income	$60,994	$59,697	$111,985	$111,635
Non-operating income (loss) (1)	$(25,002)	$8,536	$(19,892)	$13,489
Net income attributable to common stockholders	$51,956	$46,579	$93,974	$95,431
Diluted earnings per share	$1.06	$0.95	$1.91	$1.95
Operating margin	41.4%	41.4%	37.1%	41.3%

As Adjusted (2)
Net income attributable to common stockholders	$47,202	$45,917	$98,354	$84,546
Diluted earnings per share	$0.96	$0.94	$2.00	$1.73
Operating margin	43.3%	43.4%	44.0%	42.9%
_________________________
(1)Includes amounts attributable to third-party interests in consolidated investment vehicles. Refer to non-operating income (loss) tables on pages 30 and 32 for additional detail.
(2)Refer to pages 35-36 for reconciliations of U.S. GAAP to as adjusted results.
U.S. GAAP

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenue

(in thousands)	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$75,785	$69,706	$6,079	8.7%
Institutional accounts	34,429	37,381	$(2,952)	(7.9%)
Closed-end funds	27,441	27,261	$180	0.7%
Total	137,655	134,348	$3,307	2.5%
Distribution and service fees	9,005	9,199	$(194)	(2.1%)
Other	771	722	$49	6.8%
Total revenue	$147,431	$144,269	$3,162	2.2%

Investment advisory and administration fees increased from the three months ended June 30, 2021, primarily due to higher average assets under management in both open-end and closed-end funds, partially offset by lower average assets under management in institutional accounts. In addition, the three months ended June 30, 2021 included the recognition of performance fees from certain institutional accounts.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.3 bps and 67.4 bps for the three months ended June 30, 2022 and 2021, respectively.
•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 36.8 bps and 38.3 bps for the three months ended June 30, 2022 and 2021, respectively. The decrease in the implied annualized effective fee rate was primarily due to the recognition of performance fees for the three months ended June 30, 2021. Excluding the performance fees, the implied annualized effective fee rate would have been 36.0 bps for the three months ended June 30, 2021.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.6 bps and 88.4 bps for the three months ended June 30, 2022 and 2021, respectively.

Expenses

(in thousands)	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Employee compensation and benefits	$53,857	$53,241	$616	1.2%
Distribution and service fees	18,236	18,848	$(612)	(3.2%)
General and administrative	13,238	11,466	$1,772	15.5%
Depreciation and amortization	1,106	1,017	$89	8.8%
Total expenses	$86,437	$84,572	$1,865	2.2%
Employee compensation and benefits increased from the three months ended June 30, 2021, primarily due to higher salaries of $1.3 million, an increase in amortization of restricted stock units of $1.0 million and higher severance expense of $427,000, partially offset by lower incentive compensation of $2.1 million.
Distribution and service fees decreased from the three months ended June 30, 2021, primarily due to a shift in the composition of assets under management into lower cost share classes.
General and administrative expenses increased from the three months ended June 30, 2021, primarily due to higher travel and entertainment of $710,000 and an increase in information technology related expenses of $529,000.
Operating Margin
Operating margin was 41.4% for both the three months ended June 30, 2022 and 2021. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended
	June 30, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$1,499	292	$97		$1,888
Gain (loss) from investments—net	(29,558)	(2,461)	3,446	(1)	(28,573)
Foreign currency gain (loss)—net	(623)	(5)	2,311		1,683
Total non-operating income (loss)	(28,682)	(2,174)	5,854		(25,002)
Net (income) loss attributable to redeemable noncontrolling interests	25,807	—	—		25,807
Non-operating income (loss) attributable to the Company	$(2,875)	$(2,174)	$5,854		$805
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.

(in thousands)	Three Months Ended
	June 30, 2021
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$627	$190	$20		$837
Gain (loss) from investments—net	7,786	2,767	(2,775)	(1)	7,778
Foreign currency gain (loss)—net	223	—	(302)		(79)
Total non-operating income (loss)	8,636	2,957	(3,057)		8,536
Net (income) loss attributable to redeemable noncontrolling interests	(5,827)	—	—		(5,827)
Non-operating income (loss) attributable to the Company	$2,809	$2,957	$(3,057)		$2,709
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,
	2022	2021
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.9
Non-deductible executive compensation	1.6	1.7
Excess tax benefits related to the vesting and delivery of restricted stock units	0.2	(0.1)
Unrecognized tax benefit adjustments	(10.1)	0.4
Other	0.1	(1.5)
Effective income tax rate	15.9%	25.4%

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenue

(in thousands)	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$155,450	$130,309	$25,141	19.3%
Institutional accounts	71,112	68,368	$2,744	4.0%
Closed-end funds	54,762	52,592	$2,170	4.1%
Total	281,324	251,269	$30,055	12.0%
Distribution and service fees	18,874	17,471	$1,403	8.0%
Other	1,422	1,276	$146	11.4%
Total revenue	$301,620	$270,016	$31,604	11.7%
Investment advisory and administration fees increased from the six months ended June 30, 2021, primarily due to higher average assets under management across all three investment vehicles.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.3 bps for both the six months ended June 30, 2022 and 2021.
•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 36.7 bps and 37.4 bps for the six months ended June 30, 2022 and 2021, respectively. The decrease in the implied annualized effective fee rate was primarily due to the recognition of performance fees for the six months ended June 30, 2021. Excluding the performance fees, the implied annualized effective fee rate would have been 36.1 bps for the six months ended June 30, 2021.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.4 bps and 88.5 bps for the six months ended June 30, 2022 and 2021, respectively.

Expenses

(in thousands)	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Employee compensation and benefits	$108,600	$99,003	$9,597	9.7%
Distribution and service fees	52,187	35,354	$16,833	47.6%
General and administrative	26,748	21,840	$4,908	22.5%
Depreciation and amortization	2,100	2,184	$(84)	(3.8)%
Total expenses	$189,635	$158,381	$31,254	19.7%
Employee compensation and benefits increased from the six months ended June 30, 2021, primarily due to higher amortization of restricted stock units of $3.2 million, an increase in salaries of $2.5 million and higher incentive compensation of $1.3 million.
Distribution and service fees increased from the six months ended June 30, 2021, primarily due to costs of $14.2 million associated with the initial public offering of RLTY and higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the six months ended June 30, 2021, primarily due to due to higher information technology related expenses of $1.4 million, an increase in travel and entertainment of $1.1 million and higher organizational and offering costs associated with RLTY of $658,000.
Operating Margin
Operating margin for the six months ended June 30, 2022 decreased to 37.1% from 41.3% for the six months ended June 30, 2021. The six months ended June 30, 2022 included costs associated with the initial public offering of RLTY.
Non-operating Income (Loss)

(in thousands)	Six Months Ended
	June 30, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$2,233	$459	$93		$2,785
Gain (loss) from investments—net	(26,045)	(1,709)	2,748	(1)	(25,006)
Foreign currency gain (loss)—net	(917)	(6)	3,252		2,329
Total non-operating income (loss)	(24,729)	(1,256)	6,093		(19,892)
Net (income) loss attributable to redeemable noncontrolling interests	20,984	—	—		20,984
Non-operating income (loss) attributable to the Company	$(3,745)	$(1,256)	$6,093		$1,092
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.

(in thousands)	Six Months Ended
	June 30, 2021
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$1,091	$330	$32		$1,453
Gain (loss) from investments—net	12,546	4,217	(4,426)	(1)	12,337
Foreign currency gain (loss)—net	416	(2)	(715)		(301)
Total non-operating income (loss)	14,053	4,545	(5,109)		13,489
Net (income) loss attributable to redeemable noncontrolling interests	(9,405)	—	—		(9,405)
Non-operating income (loss) attributable to the Company	$4,648	$4,545	$(5,109)		$4,084
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Six Months Ended June 30,
	2022	2021
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.9
Non-deductible executive compensation	3.3	2.2
Excess tax benefits related to the vesting and delivery of restricted stock units	(5.1)	(4.8)
Unrecognized tax benefit adjustments	(5.5)	(4.4)
Other	0.1	(0.4)
Effective income tax rate	16.9%	17.5%

As Adjusted
This section discusses as adjusted results. Refer to pages 37-38 for reconciliations of U.S. GAAP to as adjusted results.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenue
Revenue, as adjusted, for the three months ended June 30, 2022 was $147.7 million, compared with $144.4 million, as adjusted, for the three months ended June 30, 2021.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the three months ended June 30, 2022 were $83.7 million, compared with $81.8 million, as adjusted, for the three months ended June 30, 2021.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods; and
•Amounts related to the accelerated vesting of certain restricted stock units for both periods.
Operating Margin
Operating margin, as adjusted, for the three months ended June 30, 2022 was 43.3%, compared with 43.4%, as adjusted, for the three months ended June 30, 2021.

Non-operating Income (Loss)
Non-operating loss, as adjusted, for the three months ended June 30, 2022 was $1.1 million, compared with non-operating loss, as adjusted, of $120,000 for the three months ended June 30, 2021.
Non-operating income (loss), as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective income tax rate, as adjusted, for the three months ended June 30, 2022 was 25.0%, compared with 26.5%, as adjusted, for the three months ended June 30, 2021.
The effective income tax rate, as adjusted, excluded the following for both periods:
•Tax effects associated with items noted above; and
•Discrete tax items.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenue
Revenue, as adjusted, for the six months ended June 30, 2022 was $302.0 million, compared with $270.2 million, as adjusted, for the six months ended June 30, 2021.
Revenue, as adjusted, excluded the consolidation of certain of our seed investments for both periods.
Expenses
Expenses, as adjusted, for the six months ended June 30, 2022 were $169.1 million, compared with $154.4 million, as adjusted, for the six months ended June 30, 2021.
Expenses, as adjusted, excluded the following:
•The consolidation of certain of our seed investments for both periods;
•Amounts related to the accelerated vesting of certain restricted stock units for both periods; and
•Costs associated with the initial public offering of RLTY for the six months ended June 30, 2022.
Operating Margin
Operating margin, as adjusted, for the six months ended June 30, 2022 was 44.0%, compared with 42.9%, as adjusted, for the six months ended June 30, 2021.
Non-operating Income (Loss)
Non-operating loss, as adjusted, for the six months ended June 30, 2022 was $1.4 million, compared with non-operating loss, as adjusted, of $238,000 for the six months ended June 30, 2021.
Non-operating income (loss), as adjusted, excluded the following for both periods:
•Results from our seed investments; and
•Net foreign currency exchange gains and losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
The effective income tax rate, as adjusted, for the six months ended June 30, 2022 was 25.3%, compared with 26.9%, as adjusted, for the six months ended June 30, 2021.
The effective income tax rate, as adjusted, excluded the following for both periods:
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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income attributable to common stockholders, U.S. GAAP	$51,956	$46,579	$93,974	$95,431
Seed investments (1)	2,170	(2,752)	3,221	(4,264)
Accelerated vesting of restricted stock units	2,490	2,664	4,795	3,752
Initial public offering costs (2)	—	—	15,239	—
Foreign currency exchange (gains) losses—net (3)	(3,542)	162	(4,754)	371
Tax adjustments (4)	(5,872)	(736)	(14,121)	(10,744)
Net income attributable to common stockholders, as adjusted	$47,202	$45,917	$98,354	$84,546

Diluted weighted average shares outstanding	49,208	48,951	49,272	48,831
Diluted earnings per share, U.S. GAAP	$1.06	$0.95	$1.91	$1.95
Seed investments	0.04	(0.06)	0.07	(0.09)
Accelerated vesting of restricted stock units	0.05	0.06	0.10	0.08
Initial public offering costs	—	—	0.31	—
Foreign currency exchange (gains) losses—net	(0.07)	0.01	(0.10)	0.01
Tax adjustments	(0.12)	(0.02)	(0.29)	(0.22)
Diluted earnings per share, as adjusted	$0.96	$0.94	$2.00	$1.73
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles as well as non-operating
(income) loss from seed investments that were not consolidated.
(2)    Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Employee compensation and benefits	$—	$—	$357	$—
Distribution and service fees	—	—	14,224	—
General and administrative	—	—	658	—
Initial public offering costs	$—	$—	$15,239	$—

(3)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4)    Tax adjustments are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Exclusion of tax effects associated with items noted above	$15	$(726)	$(4,266)	$(495)
Exclusion of discrete tax items	(5,887)	(10)	(9,855)	(10,249)
Total tax adjustments	$(5,872)	$(736)	$(14,121)	$(10,744)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Revenue, U.S. GAAP	$147,431	$144,269	$301,620	$270,016
Seed investments (1)	292	105	415	199
Revenue, as adjusted	$147,723	$144,374	$302,035	$270,215

Expenses, U.S. GAAP	$86,437	$84,572	$189,635	$158,381
Seed investments (1)	(218)	(134)	(494)	(230)
Accelerated vesting of restricted stock units	(2,490)	(2,664)	(4,795)	(3,752)
Initial public offering costs (2)	—	—	(15,239)	—
Expenses, as adjusted	$83,729	$81,774	$169,107	$154,399

Operating income, U.S. GAAP	$60,994	$59,697	$111,985	$111,635
Seed investments (1)	510	239	909	429
Accelerated vesting of restricted stock units	2,490	2,664	4,795	3,752
Initial public offering costs (2)	—	—	15,239	—
Operating income, as adjusted	$63,994	$62,600	$132,928	$115,816

Operating margin, U.S. GAAP	41.4%	41.4%	37.1%	41.3%
Operating margin, as adjusted	43.3%	43.4%	44.0%	42.9%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles.
(2)    Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Employee compensation and benefits	$—	$—	$357	$—
Distribution and service fees	—	—	14,224	—
General and administrative	—	—	658	—
Initial public offering costs	$—	$—	$15,239	$—
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Non-operating income (loss), U.S. GAAP	$(25,002)	$8,536	$(19,892)	$13,489
Seed investments (1)	27,467	(8,818)	23,296	(14,098)
Foreign currency exchange (gains) losses—net (2)	(3,542)	162	(4,754)	371
Non-operating income (loss), as adjusted	$(1,077)	$(120)	$(1,350)	$(238)
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles as well as non-operating (income) loss from seed investments that were not consolidated.
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
Net Liquid Assets
Our current financial condition is highly liquid and is primarily comprised of cash and cash equivalents, U.S. Treasury securities, liquid seed investments and other current assets. Liquid assets are reduced by current liabilities, which are generally defined as obligations due within one year (together, net liquid assets). The Company does not currently have any outstanding debt.
The table below summarizes net liquid assets:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$126,569	$184,373
U.S. Treasury securities	39,945	—
Liquid seed investments—net	62,562	62,679
Other current assets	82,673	84,533
Current liabilities	(89,580)	(118,888)
Net liquid assets	$222,169	$212,697
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly-rated financial institutions and include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
During the six months ended June 30, 2022, we paid aggregate costs of $15.2 million associated with the initial public offering of RLTY. We also funded $21.2 million of our up to $50.0 million investment commitment in the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF). Refer to Investment Commitments, Contractual Obligations, Commitments and Contingencies for further discussion.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments include the Company's economic interest in consolidated investment vehicles and are presented net of redeemable noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At June 30, 2022, institutional accounts comprised 48.6% of total accounts receivable, while open-end and closed-end funds, together, comprised 49.6% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at June 30, 2022, there was no allowance for uncollectible accounts required.
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

The table below summarizes our cash flows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flow Data:
Net cash provided by (used in) operating activities	$(48,770)	$90,023
Net cash provided by (used in) investing activities	(43,601)	38,148
Net cash provided by (used in) financing activities	39,093	(58,155)
Net increase (decrease) in cash and cash equivalents	(53,278)	70,016
Effect of foreign exchange rate changes on cash and cash equivalents	(4,526)	(19)
Cash and cash equivalents, beginning of the period	184,373	41,232
Cash and cash equivalents, end of the period	$126,569	$111,229
We expect that cash flows provided by operating activities will provide sufficient liquidity to meet our obligations and continue to serve as our principal source of working capital for the foreseeable future.
Cash and cash equivalents increased by $53.3 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2022. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $48.8 million for the six months ended June 30, 2022, which included net investment purchases within certain consolidated investment vehicles. Net cash used in investing activities was $43.6 million, which included net purchases of U.S. Treasury securities held for corporate purposes and securities held directly for the purpose of establishing performance track records of $42.5 million. Net cash provided by financing activities was $39.1 million, including net contributions from redeemable noncontrolling interests of $117.8 million, partially offset by dividends paid to stockholders of $53.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.8 million.
Cash and cash equivalents increased by $70.0 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2021. Cash flows from operating activities primarily consisted of net income adjusted for certain non cash items and changes in assets and liabilities. Net cash provided by operating activities was $90.0 million for the six months ended June 30, 2021. Net cash provided by investing activities was $38.1 million, which included $41.7 million of proceeds from sales and maturities of U.S. Treasury securities held for corporate purposes, partially offset by net purchases of securities held directly for the purpose of establishing performance track records of $2.6 million. Net cash used in financing activities was $58.2 million, including dividends paid to stockholders of $43.5 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $21.3 million, partially offset by net contributions from redeemable noncontrolling interests of $6.0 million.
Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at June 30, 2022:

(in thousands)	2022	2023	2024	2025	2026 and after	Total
Operating leases	$6,135	$11,825	$1,099	$—	$—	$19,059
Purchase obligations (1)	2,970	5,113	3,467	2,598	2,384	16,532
Other liability (2)	—	1,246	1,662	2,077	—	4,985
Total	$9,105	$18,184	$6,228	$4,675	$2,384	$40,576
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
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of June 30, 2022, we had funded $21.2 million of this commitment. The timing for funding the remaining portion of our commitment is determined by the fund.

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
On August 4, 2022, we declared a quarterly dividend on our common stock in the amount of $0.55 per share. This dividend will be payable on August 25, 2022 to stockholders of record at the close of business on August 15, 2022.
Critical Accounting Estimates
Management considers the following accounting estimate critical to an informed review of our condensed consolidated financial statements as it requires management to make certain judgements about matters that may be uncertain at the time the estimate was determined.
For a discussion of our critical accounting estimates, please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the Form 10-K). Other than as described below, there have been no changes to the critical accounting estimates disclosed in the Form 10-K.

Valuation of Investments
There is no established market for private real estate investments, and there may not be any comparable public market valuations. As a result, the valuation of a private real estate investment may be based on imperfect information and is subject to inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such investments, from values placed on such investments by other investors and from prices at which such investments may ultimately be sold.
We have retained an independent valuation services firm to assist in the determination of the fair value of certain of our private real estate investments. Each real property investment is valued quarterly in accordance with the applicable governing documents. Limited partnerships that hold real property investments are valued using the valuation methodology we deem most appropriate and consistent with industry best practices and market conditions. We expect the primary methodology used to value real property investments will be the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates actual contractual lease income, professional judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate market evidence, and other subjective factors. Other methodologies that may also be used to value properties include, among other approaches, sales comparisons and cost approaches. We will monitor the investments for material events that we believe may be expected to have a material impact on the most recent estimated fair values of such real property investment.
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
Corporate Seed investments—net
Our seed investments are comprised of both liquid and illiquid holdings. Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Illiquid seed investments are generally comprised of limited partnership interests in private real estate vehicles for which there may be contractual restrictions on redemption.
Our seed investments are subject to market risk. We mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of redeemable noncontrolling interests, if any, as of June 30, 2022 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$62,562	(26,298)	$36,264	$39,890	$32,638
Illiquid seed investments—net	$19,964	$—	$19,964	$21,960	$17,968

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2022, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2022	183	$82.54	—	—
May 1 through May 31, 2022	1,001	$71.01	—	—
June 1 through June 30, 2022	1,352	$64.74	—	—
Total	2,536	$68.50	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Form of Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

10.1	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (4)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(4)Incorporated by reference to the Company's Current Report on Form 8-K filed on May 9, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2022	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 5, 2022	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer