Form 10-Q
period 2022-09-30
COHEN & STEERS, INC.
filed 2022-11-04
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 2022 was 48,706,340.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$161,957	$184,373
Investments ($122,308 and $127,912) (1)	201,712	154,654
Accounts receivable	78,844	84,090
Due from brokers ($1,272 and $1,340) (1)	2,930	3,567
Property and equipment—net	8,621	8,938
Operating lease right-of-use assets—net	14,016	22,009
Goodwill and intangible assets—net	18,240	19,696
Other assets ($406 and $1,589) (1)	20,012	15,360
Total assets	$506,332	$492,687

Liabilities:
Accrued compensation and benefits	$62,371	$79,167
Distribution and service fees payable	9,724	10,183
Operating lease liabilities	15,623	24,525
Income tax payable	7,497	22,611
Due to brokers ($1,315 and $926) (1)	4,460	927
Other liabilities and accrued expenses ($748 and $689) (1)	13,497	10,948
Total liabilities	113,172	148,361
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	77,530	89,143
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 55,018,253 and 54,267,309 shares issued at September 30, 2022 and December 31, 2021, respectively	550	543
Additional paid-in capital	755,487	715,847
Accumulated deficit	(176,235)	(231,967)
Accumulated other comprehensive loss	(14,947)	(5,886)
Treasury stock, at cost, 6,314,661 and 5,997,239 shares at September 30, 2022 and December 31, 2021, respectively	(249,225)	(223,354)
Total stockholders' equity	315,630	255,183
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$506,332	$492,687
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2022 and December 31, 2021 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Investment advisory and administration fees	$130,885	$143,638	$412,209	$394,907
Distribution and service fees	8,557	9,900	27,431	27,371
Other	509	649	1,931	1,925
Total revenue	139,951	154,187	441,571	424,203
Expenses:
Employee compensation and benefits	51,669	53,092	160,269	152,095
Distribution and service fees	16,418	19,906	68,605	55,260
General and administrative	13,548	11,981	40,296	33,821
Depreciation and amortization	1,135	977	3,235	3,161
Total expenses	82,770	85,956	272,405	244,337
Operating income	57,181	68,231	169,166	179,866
Non-operating income (loss):
Interest and dividend income—net	1,541	719	4,326	2,172
Gain (loss) from investments—net	(5,920)	(418)	(30,926)	11,919
Foreign currency gain (loss)—net	2,405	945	4,734	644
Total non-operating income (loss)	(1,974)	1,246	(21,866)	14,735
Income before provision for income taxes	55,207	69,477	147,300	194,601
Provision for income taxes	15,593	18,090	34,696	38,378
Net income	39,614	51,387	112,604	156,223
Net (income) loss attributable to redeemable noncontrolling interests	4,956	96	25,940	(9,309)
Net income attributable to common stockholders	$44,570	$51,483	$138,544	$146,914

Earnings per share attributable to common stockholders:
Basic	$0.91	$1.06	$2.84	$3.04
Diluted	$0.90	$1.05	$2.81	$3.00

Weighted average shares outstanding:
Basic	48,815	48,386	48,765	48,273
Diluted	49,317	49,262	49,287	48,976

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$39,614	$51,387	$112,604	$156,223
Net (income) loss attributable to redeemable noncontrolling interests	4,956	96	25,940	(9,309)
Net income attributable to common stockholders	44,570	51,483	138,544	146,914
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,896)	(1,456)	(9,061)	(1,852)
Total comprehensive income attributable to common stockholders	$40,674	$50,027	$129,483	$145,062

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2022	$550	$742,144	$(193,146)	$(11,051)	$(249,112)	$289,385	$185,998
Dividends ($0.55 per share)	—	—	(27,659)	—	—	(27,659)	—
Issuance of common stock	—	237	—	—	—	237	—
Repurchase of common stock	—	—	—	—	(113)	(113)	—
Issuance of restricted stock units—net	—	1,396	—	—	—	1,396	—
Amortization of restricted stock units—net	—	11,710	—	—	—	11,710	—
Net income (loss)	—	—	44,570	—	—	44,570	(4,956)
Other comprehensive income (loss)	—	—	—	(3,896)	—	(3,896)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	16,785
Net consolidation (deconsolidation) of investment vehicles	—	—	—	—	—	—	(120,297)
September 30, 2022	$550	$755,487	$(176,235)	$(14,947)	$(249,225)	$315,630	$77,530

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2021	$542	$692,719	$(240,744)	$(4,530)	$(222,099)	$225,888	$66,081
Dividends ($0.45 per share)	—	—	(22,415)	—	—	(22,415)	—
Issuance of common stock	—	267	—	—	—	267	—
Repurchase of common stock	—	—	—	—	(30)	(30)	—
Issuance of restricted stock units—net	—	1,321	—	—	—	1,321	—
Amortization of restricted stock units—net	—	9,483	—	—	—	9,483	—
Net income (loss)	—	—	51,483		—	51,483	(96)
Other comprehensive income (loss)	—	—	—	(1,456)	—	(1,456)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	47
September 30, 2021	$542	$703,790	$(211,676)	$(5,986)	$(222,129)	$264,541	$66,032

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Unaudited)—(Continued)
(in thousands, except per share data)

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2022	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$255,183	$89,143
Dividends ($1.65 per share)	—	—	(82,812)	—	—	(82,812)	—
Issuance of common stock	7	1,030	—	—	—	1,037	—
Repurchase of common stock	—	—	—	—	(25,871)	(25,871)	—
Issuance of restricted stock units—net	—	4,037	—	—	—	4,037	—
Amortization of restricted stock units—net	—	34,573	—	—	—	34,573	—
Net income (loss)	—	—	138,544	—	—	138,544	(25,940)
Other comprehensive income (loss)	—	—	—	(9,061)	—	(9,061)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	134,624
Net consolidation (deconsolidation) of investment vehicles	—	—	—	—	—	—	(120,297)
September 30, 2022	$550	$755,487	$(176,235)	$(14,947)	$(249,225)	$315,630	$77,530

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2021	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$174,239	$50,665
Dividends ($1.35 per share)	—	—	(67,048)	—	—	(67,048)	—
Issuance of common stock	7	1,001	—	—	—	1,008	—
Repurchase of common stock	—	—	—	—	(21,367)	(21,367)	—
Issuance of restricted stock units—net	—	3,754	—	—	—	3,754	—
Amortization of restricted stock units—net	—	28,893	—	—	—	28,893	—
Net income (loss)	—	—	146,914	—	—	146,914	9,309
Other comprehensive income (loss)	—	—	—	(1,852)	—	(1,852)	—
Net contributions (distributions) attributable to redeemable noncontrolling interests	—	—	—	—	—	—	6,058
September 30, 2021	$542	$703,790	$(211,676)	$(5,986)	$(222,129)	$264,541	$66,032

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$112,604	$156,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	36,462	30,993
Depreciation and amortization	4,145	4,331
Amortization of right-of-use assets	8,139	7,715
(Gain) loss from investments—net	30,926	(11,919)
Deferred income taxes	(1,445)	1,813
Foreign currency (gain) loss	2,774	2,445
Changes in operating assets and liabilities:
Accounts receivable	2,472	(21,907)
Due from brokers	(2,446)	1,970
Investments within consolidated investment vehicles	(162,936)	(9,784)
Other assets	3,892	(1,317)
Accrued compensation and benefits	(16,796)	7,844
Distribution and service fees payable	(459)	3,523
Operating lease liabilities	(9,048)	(8,621)
Due to brokers	7,441	2,056
Income tax payable	(14,797)	8,447
Other liabilities and accrued expenses	2,719	(2,846)
Net cash provided by (used in) operating activities	3,647	170,966
Cash flows from investing activities:
Purchases of investments	(132,491)	(44,399)
Proceeds from sales and maturities of investments	90,530	83,547
Purchases of property and equipment	(2,948)	(1,880)
Net cash provided by (used in) investing activities	(44,909)	37,268
Cash flows from financing activities:
Issuance of common stock—net	881	856
Repurchase of common stock	(25,871)	(21,367)
Dividends to stockholders	(80,508)	(65,224)
Net contributions (distributions) from redeemable noncontrolling interests	134,624	6,058
Net cash provided by (used in) financing activities	29,126	(79,677)
Net increase (decrease) in cash and cash equivalents	(12,136)	128,557
Effect of foreign exchange rate changes on cash and cash equivalents	(7,979)	(1,317)
Cash and cash equivalents, beginning of the period	185,356	41,232
Cash and cash equivalents, end of the period	$165,241	$168,472

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash and cash equivalents	$161,957	$168,472
Cash included in investments (1)	3,284	—
Total cash and cash equivalents within condensed consolidated statements of cash flows	$165,241	$168,472
________________________
(1)    Cash included in investments represents operating cash held in a consolidated investment vehicle.
During the nine months ended September 30, 2022 and 2021, the Company paid taxes of $50.9 million and $28.1 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $2.3 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the condensed consolidated statements of changes in stockholders' equity.
Effective August 1, 2022, the Company's proportionate ownership interest in a variable interest entity, the Cohen & Steers SICAV Diversified Real Assets Fund (SICAV RAP), fell below 10% and the Company deconsolidated the assets and liabilities of SICAV RAP resulting in a non-cash reduction of $120.3 million from both investments and redeemable noncontrolling interests.

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
•Trading investments are comprised of corporate investments and investments held within the consolidated investment vehicles, which generally represent U.S. Treasury securities and investment-grade corporate debt securities.
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
The cumulative translation adjustment was $(14.9) million and $(5.9) million at September 30, 2022 and December 31, 2021, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Client domicile:
North America	$122,944	$134,243	$387,572	$368,685
Japan	8,824	9,960	27,610	28,021
Europe, Middle East and Africa	4,986	6,593	16,344	17,869
Asia Pacific excluding Japan	3,197	3,391	10,045	9,628
Total	$139,951	$154,187	$441,571	$424,203

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Investment vehicle:
Open-end funds	$80,500	$88,026	$256,246	$237,082
Institutional accounts	32,500	38,039	103,612	106,407
Closed-end funds	26,951	28,122	81,713	80,714
Total	$139,951	$154,187	$441,571	$424,203

4. Investments

The following table summarizes the Company's investments:

(in thousands)	September 30, 2022	December 31, 2021
Equity investments at fair value	$143,963	$130,930
Trading	57,729	23,711
Equity method	20	13
Total investments	$201,712	$154,654

The following table summarizes gain (loss) from investments—net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net realized gains (losses) during the period	$(653)	$2,274	$10,192	$6,730
Net unrealized gains (losses) during the period on investments still held at the end of the period	(5,267)	(2,692)	(41,118)	5,189
Gain (loss) from investments—net (1)	$(5,920)	$(418)	$(30,926)	$11,919
________________________
(1)Included gain (loss) on derivative contracts, which are utilized to hedge a portion of the market risk of the Company's seed investments.
At September 30, 2022, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (GLI SICAV), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF). During the nine months ended September 30, 2022, SICAV RAP was deconsolidated. At December 31, 2021, the Company's consolidated VIEs included GLI SICAV, SICAV GRE, SICAV RAP, GRP-CIP and REOF.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables summarize the condensed consolidated statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	September 30, 2022
	GLI SICAV	SICAV GRE	GRP-CIP	REOF	Total
Assets (1)
Investments	$31,891	$69,631	$150	$20,636	$122,308
Due from brokers	523	717	32	—	1,272
Other assets	95	260	—	51	406
Total assets	32,509	70,608	182	20,687	123,986

Liabilities (1)
Due to brokers	$835	$480	$—	$—	$1,315
Other liabilities and accrued expenses	58	170	5	515	748
Total liabilities	893	650	5	515	2,063

Net assets	$31,616	$69,958	$177	$20,172	$121,923

Attributable to the Company	$17,576	$10,832	$177	$15,808	$44,393
Attributable to redeemable non-controlling interests	14,040	59,126	—	4,364	77,530
Net assets	$31,616	$69,958	$177	$20,172	$121,923
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
The following tables present fair value measurements:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$91,901	$—	$—	$—	$91,901
Equity investments at fair value:
Common stocks	$127,672	$768	$—	$—	$128,440
Company-sponsored funds	191	—	—	—	191
Limited partnership interests	—	—	12,610	1,357	13,967
Master limited partnership interests	410	—	—	—	410
Preferred securities	814	11	—	—	825
Other	—	—	—	130	130
Total	$129,087	$779	$12,610	$1,487	$143,963
Trading investments:
Fixed income	$—	$57,729	$—	$—	$57,729
Equity method investments	$—	$—	$—	$20	$20

Total investments	$129,087	$58,508	$12,610	$1,507	$201,712

Derivatives - assets:
Total return swaps - commodities	$—	$75	$—	$—	$75
Total return swaps - equities	—	3,067	—	—	3,067
Forward contracts - foreign exchange	—	1,439	—	—	1,439
Total	$—	$4,581	$—	$—	$4,581
Derivatives - liabilities:
Total return swaps - commodities	$—	$116	$—	$—	$116
Forward contracts - foreign exchange	—	4	—	—	4
Total	$—	$120	$—	$—	$120
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
Equity investments at fair value classified as Level 3 as of September 30, 2022 were comprised of a limited partnership interest in a joint venture that holds an investment in private real estate.
Trading investments classified as Level 2 were comprised of U.S. Treasury securities and corporate debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
•Equity method investments included the Company's partnership interests in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and Cohen & Steers Global Listed Infrastructure Fund L.P. (LPGI). GRP-TE invests in non-registered real estate funds and LPGI invests in global infrastructure securities. The Company's ownership interest in GRP-TE was approximately 0.2% and 0.01% at September 30, 2022 and December 31, 2021, respectively. The Company's ownership interest in LPGI was approximately 0.01% at September 30, 2022 and no ownership at December 31, 2021.
At September 30, 2022 and December 31, 2021, the Company did not have the ability to redeem its limited partnership interests in private real estate funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust or LPGI.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$18,592	$—	$—	$—
Purchases/contributions	—	—	19,380	—
Sales/distributions	(5,874)	—	(5,874)	—
Unrealized gains (losses)	(108)	—	(896)	—
Balance at end of period	$12,610	$—	$12,610	$—
Unrealized gains (losses) and realized gains (losses), if any, in the above table were recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued no less than on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. Additionally, the Company has retained an independent valuation services firm to assist in the determination of the fair value of certain private real estate investments. The Company has established a valuation committee, comprised of senior members from various departments within the Company, to administer, implement and oversee the valuation policies and procedures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$12,610	Discounted cash flow	Discount rate Terminal capitalization rate	8.25% 7.25%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of September 30, 2022
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,247	$1,939	$75	$116
Total return swaps - equities	—	28,327	3,067	—
Forward contracts - foreign exchange	—	16,599	1,439	4
Total corporate derivatives	$2,247	$46,865	$4,581	$120

	As of December 31, 2021
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,549	$3,810	$94	$17
Total return swaps - equities	—	22,899	—	867
Forward contracts - foreign exchange	—	11,969	209	3
Total corporate derivatives	$2,549	$38,678	$303	$887
Derivatives held by consolidated investment vehicles:
Total return swaps - commodities	10,931	—	387	—

Total	$13,480	$38,678	$690	$887
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
At December 31, 2021, non-corporate derivatives were comprised of commodity swap contracts that were utilized by certain of the consolidated investment vehicles to gain exposure in the commodities market as part of the vehicles' investment strategies.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
For corporate derivatives, cash included in due from brokers on the condensed consolidated statements of financial condition of $1.5 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively, and U.S. Treasury securities included in investments of $0.2 million at December 31, 2021, were held as collateral for forward and swap contracts. At September 30, 2022, due to brokers included $3.1 million of cash collateral payable to trade counterparties.
At December 31, 2021, for non-corporate derivatives, due to brokers included $0.5 million of cash collateral payable to trade counterparties.
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Corporate derivatives:
Futures - commodities	$—	$813	$—	$2,981
Total return swaps - commodities	(27)	(748)	(242)	(2,741)
Total return swaps - equities	3,044	100	6,447	(2,408)
Forward contracts - foreign exchange	839	156	1,229	633
Total corporate derivatives	$3,856	$321	$7,434	$(1,535)
Derivatives held by consolidated investment vehicles:
Total return swaps - commodities	828	619	3,988	1,691

Total (1)	$4,684	$940	$11,422	$156
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$39,614	$51,387	$112,604	$156,223
Net (income) loss attributable to redeemable noncontrolling interests	4,956	96	25,940	(9,309)
Net income attributable to common stockholders	$44,570	$51,483	$138,544	$146,914
Basic weighted average shares outstanding	48,815	48,386	48,765	48,273
Dilutive potential shares from restricted stock units	502	876	522	703
Diluted weighted average shares outstanding	49,317	49,262	49,287	48,976

Basic earnings per share attributable to common stockholders	$0.91	$1.06	$2.84	$3.04
Diluted earnings per share attributable to common stockholders	$0.90	$1.05	$2.81	$3.00

Anti-dilutive common stock equivalents excluded from the calculation	2	—	2	—

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.9	3.1	3.9
Non-deductible executive compensation	1.6	1.8	2.6	2.1
Excess tax benefits related to the vesting and delivery of restricted stock units	—	—	(3.3)	(3.0)
Unrecognized tax benefit adjustments	0.1	0.9	(3.6)	(2.6)
Other	0.1	(1.6)	0.2	(0.7)
Effective income tax rate	25.9%	26.0%	20.0%	20.7%

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Investment advisory and administration fees (1)	$96,187	$103,426	$301,227	$283,480
Distribution and service fees	8,557	9,900	27,431	27,371
Total	$104,744	$113,326	$328,658	$310,851
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $4.5 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $13.1 million and $11.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Included in accounts receivable at September 30, 2022 and December 31, 2021 are receivables due from Company-sponsored funds of $34.5 million and $40.8 million, respectively. Included in accounts payable at September 30, 2022 and December 31, 2021 are payables due to Company-sponsored funds of $0.8 million and $1.1 million, respectively.

10. Leases

The Company has operating leases for corporate offices and certain information technology equipment.
During August 2022, the Company entered into a lease agreement for its new corporate headquarters in New York City. The lease, which has a 16-year term, carries a commitment of $210.1 million. Lease payments of $13.0 million per year will begin in 2024, then increase to $14.0 million per year in 2029 and $15.0 million per year in 2034. The Company will recognize a right-of-use asset and lease liability when the lease commences. The lease for the Company's current corporate headquarters, also in New York City, is scheduled to expire during the first quarter of 2024.

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
The Company has committed to invest up to $50.0 million in REOF. As of September 30, 2022, the Company had funded $17.4 million of this commitment. The timing for funding the remaining portion of the Company's commitment is determined by the fund.

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
On November 3, 2022, the Company declared a quarterly dividend on its common stock in the amount of $0.55 per share. This dividend will be payable on November 29, 2022 to stockholders of record at the close of business on November 14, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Inflation and the associated increase in interest rates have combined to adversely affect the total value of our assets under management, which will reduce the fees we earn. In addition, inflationary pressures have negatively impacted our expenses, particularly segments of compensation and certain operating and vendor costs.
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

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Open-end Funds
Assets under management, beginning of period	$41,583	$43,532	$50,911	$35,160
Inflows	4,019	4,321	13,764	13,968
Outflows	(4,751)	(2,320)	(14,532)	(7,716)
Net inflows (outflows)	(732)	2,001	(768)	6,252
Market appreciation (depreciation)	(3,212)	336	(11,601)	5,007
Distributions	(293)	(276)	(1,196)	(826)
Total increase (decrease)	(4,237)	2,061	(13,565)	10,433
Assets under management, end of period	$37,346	$45,593	$37,346	$45,593
Percentage of total assets under management	47.2%	46.9%	47.2%	46.9%
Average assets under management	$42,322	$45,666	$45,174	$41,288

Institutional Accounts
Assets under management, beginning of period	$34,506	$40,156	$42,727	$33,255
Inflows	1,374	1,380	4,693	5,541
Outflows	(1,251)	(1,996)	(5,051)	(4,198)
Net inflows (outflows)	123	(616)	(358)	1,343
Market appreciation (depreciation)	(3,527)	102	(10,754)	5,657
Distributions	(235)	(295)	(748)	(908)
Total increase (decrease)	(3,639)	(809)	(11,860)	6,092
Assets under management, end of period	$30,867	$39,347	$30,867	$39,347
Percentage of total assets under management	39.0%	40.5%	39.0%	40.5%
Average assets under management	$35,396	$40,880	$37,823	$38,219

Closed-end Funds
Assets under management, beginning of period	$11,773	$12,537	$12,991	$11,493
Inflows	11	18	567	186
Outflows	—	(119)	—	(119)
Net inflows (outflows)	11	(101)	567	67
Market appreciation (depreciation)	(647)	31	(2,121)	1,203
Distributions	(152)	(147)	(452)	(443)
Total increase (decrease)	(788)	(217)	(2,006)	827
Assets under management, end of period	$10,985	$12,320	$10,985	$12,320
Percentage of total assets under management	13.9%	12.7%	13.9%	12.7%
Average assets under management	$12,025	$12,633	$12,333	$12,206

Total
Assets under management, beginning of period	$87,862	$96,225	$106,629	$79,908
Inflows	5,404	5,719	19,024	19,695
Outflows	(6,002)	(4,435)	(19,583)	(12,033)
Net inflows (outflows)	(598)	1,284	(559)	7,662
Market appreciation (depreciation)	(7,386)	469	(24,476)	11,867
Distributions	(680)	(718)	(2,396)	(2,177)
Total increase (decrease)	(8,664)	1,035	(27,431)	17,352
Assets under management, end of period	$79,198	$97,260	$79,198	$97,260
Average assets under management	$89,743	$99,179	$95,330	$91,713

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advisory
Assets under management, beginning of period	$20,135	$23,115	$24,599	$17,628
Inflows	813	1,080	3,155	4,529
Outflows	(1,033)	(1,391)	(3,825)	(2,127)
Net inflows (outflows)	(220)	(311)	(670)	2,402
Market appreciation (depreciation)	(1,941)	14	(5,955)	2,788
Total increase (decrease)	(2,161)	(297)	(6,625)	5,190
Assets under management, end of period	$17,974	$22,818	$17,974	$22,818
Percentage of institutional assets under management	58.2%	58.0%	58.2%	58.0%
Average assets under management	$20,685	$23,666	$22,127	$21,567

Japan Subadvisory
Assets under management, beginning of period	$8,939	$10,503	$11,329	$9,720
Inflows	193	123	661	243
Outflows	(61)	(175)	(390)	(771)
Net inflows (outflows)	132	(52)	271	(528)
Market appreciation (depreciation)	(921)	106	(2,937)	1,978
Distributions	(235)	(295)	(748)	(908)
Total increase (decrease)	(1,024)	(241)	(3,414)	542
Assets under management, end of period	$7,915	$10,262	$7,915	$10,262
Percentage of institutional assets under management	25.6%	26.1%	25.6%	26.1%
Average assets under management	$9,082	$10,669	$9,674	$10,216

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,432	$6,538	$6,799	$5,907
Inflows	368	177	877	769
Outflows	(157)	(430)	(836)	(1,300)
Net inflows (outflows)	211	(253)	41	(531)
Market appreciation (depreciation)	(665)	(18)	(1,862)	891
Total increase (decrease)	(454)	(271)	(1,821)	360
Assets under management, end of period	$4,978	$6,267	$4,978	$6,267
Percentage of institutional assets under management	16.1%	15.9%	16.1%	15.9%
Average assets under management	$5,629	$6,545	$6,022	$6,436

Total Institutional Accounts
Assets under management, beginning of period	$34,506	$40,156	$42,727	$33,255
Inflows	1,374	1,380	4,693	5,541
Outflows	(1,251)	(1,996)	(5,051)	(4,198)
Net inflows (outflows)	123	(616)	(358)	1,343
Market appreciation (depreciation)	(3,527)	102	(10,754)	5,657
Distributions	(235)	(295)	(748)	(908)
Total increase (decrease)	(3,639)	(809)	(11,860)	6,092
Assets under management, end of period	$30,867	$39,347	$30,867	$39,347
Average assets under management	$35,396	$40,880	$37,823	$38,219

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. Real Estate
Assets under management, beginning of period	$40,178	$41,865	$49,915	$32,827
Inflows	2,143	2,737	8,018	8,455
Outflows	(3,082)	(1,586)	(8,251)	(4,700)
Net inflows (outflows)	(939)	1,151	(233)	3,755
Market appreciation (depreciation)	(4,129)	489	(13,463)	7,745
Distributions	(414)	(420)	(1,523)	(1,242)
Transfers	—	(40)	—	(40)
Total increase (decrease)	(5,482)	1,180	(15,219)	10,218
Assets under management, end of period	$34,696	$43,045	$34,696	$43,045
Percentage of total assets under management	43.8%	44.3%	43.8%	44.3%
Average assets under management	$40,910	$44,085	$43,742	$39,659

Preferred Securities
Assets under management, beginning of period	$21,449	$25,498	$26,987	$23,185
Inflows	1,899	2,056	5,574	6,716
Outflows	(2,225)	(855)	(7,854)	(3,532)
Net inflows (outflows)	(326)	1,201	(2,280)	3,184
Market appreciation (depreciation)	(404)	202	(3,573)	954
Distributions	(200)	(226)	(615)	(648)
Transfers	—	40	—	40
Total increase (decrease)	(930)	1,217	(6,468)	3,530
Assets under management, end of period	$20,519	$26,715	$20,519	$26,715
Percentage of total assets under management	25.9%	27.5%	25.9%	27.5%
Average assets under management	$21,936	$26,123	$23,494	$24,743

Global/International Real Estate
Assets under management, beginning of period	$15,709	$18,220	$19,380	$15,214
Inflows	527	511	2,944	2,701
Outflows	(396)	(518)	(2,340)	(1,975)
Net inflows (outflows)	131	(7)	604	726
Market appreciation (depreciation)	(1,956)	(215)	(6,034)	2,158
Distributions	(13)	(20)	(79)	(120)
Total increase (decrease)	(1,838)	(242)	(5,509)	2,764
Assets under management, end of period	$13,871	$17,978	$13,871	$17,978
Percentage of total assets under management	17.5%	18.5%	17.5%	18.5%
Average assets under management	$15,938	$18,760	$17,432	$17,362

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Global Listed Infrastructure
Assets under management, beginning of period	$8,574	$8,246	$8,763	$6,729
Inflows	394	354	1,319	1,513
Outflows	(151)	(396)	(803)	(611)
Net inflows (outflows)	243	(42)	516	902
Market appreciation (depreciation)	(742)	(21)	(1,101)	649
Distributions	(45)	(45)	(148)	(142)
Total increase (decrease)	(544)	(108)	(733)	1,409
Assets under management, end of period	$8,030	$8,138	$8,030	$8,138
Percentage of total assets under management	10.1%	8.4%	10.1%	8.4%
Average assets under management	$8,859	$8,203	$8,774	$7,798

Other
Assets under management, beginning of period	$1,952	$2,396	$1,584	$1,953
Inflows	441	61	1,169	310
Outflows	(148)	(1,080)	(335)	(1,215)
Net inflows (outflows)	293	(1,019)	834	(905)
Market appreciation (depreciation)	(155)	14	(305)	361
Distributions	(8)	(7)	(31)	(25)
Total increase (decrease)	130	(1,012)	498	(569)
Assets under management, end of period	$2,082	$1,384	$2,082	$1,384
Percentage of total assets under management	2.6%	1.4%	2.6%	1.4%
Average assets under management	$2,100	$2,008	$1,888	$2,151

Total
Assets under management, beginning of period	$87,862	$96,225	$106,629	$79,908
Inflows	5,404	5,719	19,024	19,695
Outflows	(6,002)	(4,435)	(19,583)	(12,033)
Net inflows (outflows)	(598)	1,284	(559)	7,662
Market appreciation (depreciation)	(7,386)	469	(24,476)	11,867
Distributions	(680)	(718)	(2,396)	(2,177)
Total increase (decrease)	(8,664)	1,035	(27,431)	17,352
Assets under management, end of period	$79,198	$97,260	$79,198	$97,260
Average assets under management	$89,743	$99,179	$95,330	$91,713

Investment Performance at September 30, 2022
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
(2)    © 2022 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2022. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at September 30, 2022 decreased 18.6% to $79.2 billion from $97.3 billion at September 30, 2021. The decrease was due to market depreciation of $15.3 billion and distributions of $4.0 billion, partially offset by net inflows of $1.2 billion. Net inflows included $1.1 billion into U.S. real estate. Market depreciation included $6.8 billion from U.S. real estate, $4.3 billion from global/international real estate and $3.6 billion from preferred securities. Distributions included $2.6 billion from U.S. real estate and $952 million from preferred securities. Our organic growth rate for the twelve months ended September 30, 2022 was 1.3%. The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.
Average assets under management for the three months ended September 30, 2022 decreased 9.5% to $89.7 billion from $99.2 billion for the three months ended September 30, 2021.

Open-end funds
Assets under management in open-end funds at September 30, 2022, which represented 47.2% of total assets under management, decreased 18.1% to $37.3 billion from $45.6 billion at September 30, 2021. The decrease was due to market depreciation of $7.7 billion and distributions of $2.3 billion, partially offset by net inflows of $1.8 billion. Net inflows included $1.9 billion into U.S. real estate and $897 million into real assets multi-strategy (included in "Other" in the table on pages 24 and 25), partially offset by net outflows of $1.7 billion from preferred securities. Market depreciation included $4.2 billion from U.S. real estate and $2.5 billion from preferred securities. Distributions included $1.4 billion from U.S. real estate and $730 million from preferred securities. Of these distributions, $1.9 billion was reinvested. Our organic growth rate for open-end funds for the twelve months ended September 30, 2022 was 3.9%.
Average assets under management for open-end funds for the three months ended September 30, 2022 decreased 7.3% to $42.3 billion from $45.7 billion for the three months ended September 30, 2021.
Institutional accounts
Assets under management in institutional accounts at September 30, 2022, which represented 39.0% of total assets under management, decreased 21.6% to $30.9 billion from $39.3 billion at September 30, 2021. The decrease was due to net outflows of $1.1 billion, market depreciation of $6.4 billion and distributions of $1.0 billion. Net outflows included $1.3 billion from U.S. real estate, partially offset by net inflows of $320 million into global listed infrastructure. Market depreciation included $3.5 billion from global/international real estate and $2.1 billion from U.S. real estate. Distributions included $964 million from U.S. real estate. Our organic decay rate for institutional accounts for the twelve months ended September 30, 2022 was (2.8%).
Average assets under management for institutional accounts for the three months ended September 30, 2022 decreased 13.4% to $35.4 billion from $40.9 billion for the three months ended September 30, 2021.
Assets under management in advisory accounts at September 30, 2022, which represented 58.2% of institutional assets under management, decreased 21.2% to $18.0 billion from $22.8 billion at September 30, 2021. The decrease was due to net outflows of $1.1 billion and market depreciation of $3.7 billion. Net outflows included $1.4 billion from U.S. real estate, partially offset by net inflows of $409 million into global listed infrastructure. Market depreciation included $2.1 billion from global/international real estate and $991 million from U.S. real estate. Our organic decay rate for advisory accounts for the twelve months ended September 30, 2022 was (4.9%).
Average assets under management for advisory accounts for the three months ended September 30, 2022 decreased 12.6% to $20.7 billion from $23.7 billion for the three months ended September 30, 2021.
Assets under management in Japan subadvisory accounts at September 30, 2022, which represented 25.6% of institutional assets under management, decreased 22.9% to $7.9 billion from $10.3 billion at September 30, 2021. The decrease was primarily due to market depreciation of $1.4 billion and distributions of $1.0 billion. Market depreciation included $881 million from U.S. real estate and $455 million from global/international real estate. Distributions included $964 million from U.S. real estate. Our organic growth rate for Japan subadvisory accounts for the twelve months ended September 30, 2022 was 0.3%.
Average assets under management for Japan subadvisory accounts for the three months ended September 30, 2022 decreased 14.9% to $9.1 billion from $10.7 billion for the three months ended September 30, 2021.
Assets under management in subadvisory accounts excluding Japan at September 30, 2022, which represented 16.1% of institutional assets under management, decreased 20.6% to $5.0 billion from $6.3 billion at September 30, 2021. The decrease was primarily due to market depreciation of $1.3 billion. Market depreciation included $964 million from global/international real estate. Our organic decay rate for subadvisory accounts excluding Japan for the twelve months ended September 30, 2022 was (0.3%).
Average assets under management for subadvisory accounts excluding Japan for the three months ended September 30, 2022 decreased 14.0% to $5.6 billion from $6.5 billion for the three months ended September 30, 2021.
Closed-end funds
Assets under management in closed-end funds at September 30, 2022, which represented 13.9% of total assets under management, decreased 10.8% to $11.0 billion from $12.3 billion at September 30, 2021. The decrease was due to market depreciation of $1.3 billion and distributions of $632 million, partially offset by net inflows of $587 million. Inflows of $482 million, which included leverage, were attributable to the Company's initial public offering of the Cohen & Steers Real Estate Opportunities and Income Fund (RLTY). Our organic growth rate for closed-end funds for the twelve months ended September 30, 2022 was 4.8%.
Average assets under management for closed-end funds for the three months ended September 30, 2022 decreased 4.8% to $12.0 billion from $12.6 billion for the three months ended September 30, 2021.

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. GAAP
Revenue	$139,951	$154,187	$441,571	$424,203
Expenses	$82,770	$85,956	$272,405	$244,337
Operating income	$57,181	$68,231	$169,166	$179,866
Non-operating income (loss) (1)	$(1,974)	$1,246	$(21,866)	$14,735
Net income attributable to common stockholders	$44,570	$51,483	$138,544	$146,914
Diluted earnings per share	$0.90	$1.05	$2.81	$3.00
Operating margin	40.9%	44.3%	38.3%	42.4%

As Adjusted (2)
Net income attributable to common stockholders	$45,167	$52,137	$143,521	$136,683
Diluted earnings per share	$0.92	$1.06	$2.91	$2.79
Operating margin	42.8%	45.6%	43.6%	43.9%
_________________________
(1)Includes amounts attributable to third-party interests in consolidated investment vehicles. Refer to non-operating income (loss) tables on pages 29-32 for additional detail.
(2)Refer to pages 33-34 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Revenue

(in thousands)	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$71,434	$77,477	$(6,043)	(7.8%)
Institutional accounts	32,500	38,039	$(5,539)	(14.6%)
Closed-end funds	26,951	28,122	$(1,171)	(4.2%)
Total	130,885	143,638	$(12,753)	(8.9%)
Distribution and service fees	8,557	9,900	$(1,343)	(13.6%)
Other	509	649	$(140)	(21.6%)
Total revenue	$139,951	$154,187	$(14,236)	(9.2%)

Investment advisory and administration fees decreased from the three months ended September 30, 2021, primarily due to lower average assets under management across all three investment vehicles. In addition, the three months ended September 30, 2021 included the recognition of performance fees from certain institutional accounts.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.0 bps and 67.3 bps for the three months ended September 30, 2022 and 2021, respectively.
•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 36.4 bps and 36.9 bps for the three months ended September 30, 2022 and 2021, respectively. The decrease in the implied annualized effective fee rate was primarily due to the recognition of performance fees for the three months ended September 30, 2021. Excluding the performance fees, the implied annualized effective fee rate would have been 36.4 bps for the three months ended September 30, 2021.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.9 bps and 88.3 bps for the three months ended September 30, 2022 and 2021, respectively. The increase in the implied annualized effective fee rate was due to the initial public offering of RLTY in the first quarter of 2022.

Expenses

(in thousands)	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Employee compensation and benefits	$51,669	$53,092	$(1,423)	(2.7%)
Distribution and service fees	16,418	19,906	$(3,488)	(17.5%)
General and administrative	13,548	11,981	$1,567	13.1%
Depreciation and amortization	1,135	977	$158	16.2%
Total expenses	$82,770	$85,956	$(3,186)	(3.7%)
Employee compensation and benefits decreased from the three months ended September 30, 2021, primarily due to lower incentive compensation of $4.9 million and lower severance expense of $758,000, partially offset by higher amortization of restricted stock units of $2.5 million and an increase in salaries of $1.7 million.
Distribution and service fees decreased from the three months ended September 30, 2021, primarily due to lower average assets under management in U.S. open-end funds as well as a shift in the composition of assets under management into lower cost share classes.
General and administrative expenses increased from the three months ended September 30, 2021, primarily due to higher information technology related expenses of $653,000 and an increase in travel and entertainment of $600,000.
Operating Margin
Operating margin for the three months ended September 30, 2022 decreased to 40.9% from 44.3% for the three months ended September 30, 2021. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended
	September 30, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$746	$359	$436		$1,541
Gain (loss) from investments—net	(7,185)	(2,099)	3,364	(1)	(5,920)
Foreign currency gain (loss)—net	(1,215)	(3)	3,623		2,405
Total non-operating income (loss)	(7,654)	(1,743)	7,423		(1,974)
Net (income) loss attributable to redeemable noncontrolling interests	4,956	—	—		4,956
Non-operating income (loss) attributable to the Company	$(2,698)	$(1,743)	$7,423		$2,982
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.

(in thousands)	Three Months Ended
	September 30, 2021
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$558	$138	$23		$719
Gain (loss) from investments—net	(452)	682	(648)	(1)	(418)
Foreign currency gain (loss)—net	42	(1)	904		945
Total non-operating income (loss)	148	819	279		1,246
Net (income) loss attributable to redeemable noncontrolling interests	96	—	—		96
Non-operating income (loss) attributable to the Company	$244	$819	$279		$1,342
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,
	2022	2021
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.9
Non-deductible executive compensation	1.6	1.8
Unrecognized tax benefit adjustments	0.1	0.9
Other	0.1	(1.6)
Effective income tax rate	25.9%	26.0%

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Revenue

(in thousands)	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$226,884	$207,786	$19,098	9.2%
Institutional accounts	103,612	106,407	$(2,795)	(2.6)%
Closed-end funds	81,713	80,714	$999	1.2%
Total	412,209	394,907	$17,302	4.4%
Distribution and service fees	27,431	27,371	$60	0.2%
Other	1,931	1,925	$6	0.3%
Total revenue	$441,571	$424,203	$17,368	4.1%
Investment advisory and administration fees increased from the nine months ended September 30, 2021, primarily due to higher average assets under management in both open-end and closed-end funds, partially offset by lower average assets under management in institutional accounts. In addition, the nine months ended September 30, 2021 included the recognition of performance fees from certain institutional accounts.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.2 bps and 67.3 bps for the nine months ended September 30, 2022 and 2021, respectively.

•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 36.6 bps and 37.2 bps for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the implied annualized effective fee rate was primarily due to the recognition of performance fees for the nine months ended September 30, 2021. Excluding the performance fees, the implied annualized effective fee rate would have been 36.2 bps for the nine months ended September 30, 2021.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.6 bps and 88.4 bps for the nine months ended September 30, 2022 and 2021, respectively.
Expenses

(in thousands)	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Employee compensation and benefits	$160,269	$152,095	$8,174	5.4%
Distribution and service fees	68,605	55,260	$13,345	24.1%
General and administrative	40,296	33,821	$6,475	19.1%
Depreciation and amortization	3,235	3,161	$74	2.3%
Total expenses	$272,405	$244,337	$28,068	11.5%
Employee compensation and benefits increased from the nine months ended September 30, 2021, primarily due to higher amortization of restricted stock units of $5.7 million and an increase in salaries of $4.3 million, partially offset by lower incentive compensation of $3.6 million.
Distribution and service fees increased from the nine months ended September 30, 2021, primarily due to costs of $14.2 million associated with the initial public offering of RLTY, partially offset by a shift in the composition of assets under management into lower cost share classes.
General and administrative expenses increased from the nine months ended September 30, 2021, primarily due to higher information technology related expenses of $2.1 million, an increase in travel and entertainment of $1.7 million, higher organizational and offering costs associated with RLTY of $658,000 and higher professional fees of $601,000.
Operating Margin
Operating margin for the nine months ended September 30, 2022 decreased to 38.3% from 42.4% for the nine months ended September 30, 2021. The nine months ended September 30, 2022 included costs associated with the initial public offering of RLTY.
Non-operating Income (Loss)

(in thousands)	Nine Months Ended
	September 30, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$2,979	$818	$529		$4,326
Gain (loss) from investments—net	(33,230)	(3,808)	6,112	(1)	(30,926)
Foreign currency gain (loss)—net	(2,132)	(9)	6,875		4,734
Total non-operating income (loss)	(32,383)	(2,999)	13,516		(21,866)
Net (income) loss attributable to redeemable noncontrolling interests	25,940	—	—		25,940
Non-operating income (loss) attributable to the Company	$(6,443)	$(2,999)	$13,516		$4,074
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.

(in thousands)	Nine Months Ended
	September 30, 2021
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$1,649	$468	$55		$2,172
Gain (loss) from investments—net	12,094	4,899	(5,074)	(1)	11,919
Foreign currency gain (loss)—net	458	(3)	189		644
Total non-operating income (loss)	14,201	5,364	(4,830)		14,735
Net (income) loss attributable to redeemable noncontrolling interests	(9,309)	—	—		(9,309)
Non-operating income (loss) attributable to the Company	$4,892	$5,364	$(4,830)		$5,426
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Nine Months Ended September 30,
	2022	2021
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.9
Non-deductible executive compensation	2.6	2.1
Excess tax benefits related to the vesting and delivery of restricted stock units	(3.3)	(3.0)
Unrecognized tax benefit adjustments	(3.6)	(2.6)
Other	0.2	(0.7)
Effective income tax rate	20.0%	20.7%

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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021		2022	2021
Net income attributable to common stockholders, U.S. GAAP	$44,570	$51,483		$138,544	$146,914
Seed investments (1)	1,635	(168)		4,856	(4,432)
Accelerated vesting of restricted stock units	2,556	1,888		7,351	5,640
Initial public offering costs (2)	—	—		15,239	—
Foreign currency exchange (gains) losses—net (3)	(3,931)	(908)		(8,685)	(537)
Tax adjustments (4)	337	(158)		(13,784)	(10,902)
Net income attributable to common stockholders, as adjusted	$45,167	$52,137		$143,521	$136,683

Diluted weighted average shares outstanding	49,317	49,262		49,287	48,976
Diluted earnings per share, U.S. GAAP	$0.90	$1.05		$2.81	$3.00
Seed investments	0.04	—	*	0.10	(0.09)
Accelerated vesting of restricted stock units	0.05	0.04		0.15	0.11
Initial public offering costs	—	—		0.31	—
Foreign currency exchange (gains) losses—net	(0.08)	(0.02)		(0.18)	(0.01)
Tax adjustments	0.01	(0.01)		(0.28)	(0.22)
Diluted earnings per share, as adjusted	$0.92	$1.06		$2.91	$2.79
_________________________
*    Amounts round to less than $0.01 per share.
(1)    Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles as well as non-operating
(income) loss from seed investments that were not consolidated.
(2)    Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Employee compensation and benefits	$—	$—	$357	$—
Distribution and service fees	—	—	14,224	—
General and administrative	—	—	658	—
Initial public offering costs	$—	$—	$15,239	$—

(3)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4)    Tax adjustments are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Exclusion of tax effects associated with items noted above	$301	$(815)	$(3,965)	$(1,310)
Exclusion of discrete tax items	36	657	(9,819)	(9,592)
Total tax adjustments	$337	$(158)	$(13,784)	$(10,902)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Revenue, U.S. GAAP	$139,951	$154,187	$441,571	$424,203
Seed investments (1)	215	104	630	303
Revenue, as adjusted	$140,166	$154,291	$442,201	$424,506

Expenses, U.S. GAAP	$82,770	$85,956	$272,405	$244,337
Seed investments (1)	(104)	(143)	(598)	(373)
Accelerated vesting of restricted stock units	(2,556)	(1,888)	(7,351)	(5,640)
Initial public offering costs (2)	—	—	(15,239)	—
Expenses, as adjusted	$80,110	$83,925	$249,217	$238,324

Operating income, U.S. GAAP	$57,181	$68,231	$169,166	$179,866
Seed investments (1)	319	247	1,228	676
Accelerated vesting of restricted stock units	2,556	1,888	7,351	5,640
Initial public offering costs (2)	—	—	15,239	—
Operating income, as adjusted	$60,056	$70,366	$192,984	$186,182

Operating margin, U.S. GAAP	40.9%	44.3%	38.3%	42.4%
Operating margin, as adjusted	42.8%	45.6%	43.6%	43.9%
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles.
(2)    Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Employee compensation and benefits	$—	$—	$357	$—
Distribution and service fees	—	—	14,224	—
General and administrative	—	—	658	—
Initial public offering costs	$—	$—	$15,239	$—
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Non-operating income (loss), U.S. GAAP	$(1,974)	$1,246	$(21,866)	$14,735
Seed investments (1)	6,272	(319)	29,568	(14,417)
Foreign currency exchange (gains) losses—net (2)	(3,931)	(908)	(8,685)	(537)
Non-operating income (loss), as adjusted	$367	$19	$(983)	$(219)
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles as well as non-operating (income) loss from seed investments that were not consolidated.
(2)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

Changes in Financial Condition, Liquidity and Capital Resources
We seek to maintain a balance sheet that supports our business strategies and provides the appropriate amount of liquidity at all times. Due to anticipated investment opportunities, including seed investments in new vehicles and strategies, as well as corporate infrastructure, we expect to secure a corporate line of credit to supplement our corporate cash and provide financial flexibility.
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
The table below summarizes net liquid assets:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$161,957	$184,373
U.S. Treasury securities	49,865	—
Liquid seed investments—net	60,972	62,679
Other current assets	85,056	84,533
Current liabilities	(105,069)	(118,888)
Net liquid assets	$252,781	$212,697
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly-rated financial institutions and include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
During the nine months ended September 30, 2022, we paid aggregate costs of $15.2 million associated with the initial public offering of RLTY. In addition, we funded $17.4 million of our up to $50.0 million investment commitment in the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF). Refer to Investment Commitments, Contractual Obligations, Commitments and Contingencies for further discussion.
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
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At September 30, 2022, institutional accounts comprised 51.7% of total accounts receivable, while open-end and closed-end funds, together, comprised 45.6% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectibility and, based on our analysis at September 30, 2022, there was no allowance for uncollectible accounts required.
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

The table below summarizes our cash flows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flow Data:
Net cash provided by (used in) operating activities	$3,647	$170,966
Net cash provided by (used in) investing activities	(44,909)	37,268
Net cash provided by (used in) financing activities	29,126	(79,677)
Net increase (decrease) in cash and cash equivalents	(12,136)	128,557
Effect of foreign exchange rate changes on cash and cash equivalents	(7,979)	(1,317)
Cash and cash equivalents, beginning of the period	185,356	41,232
Cash and cash equivalents, end of the period	$165,241	$168,472
Cash and cash equivalents decreased by $12.1 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2022. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided operating activities was $3.6 million for the nine months ended September 30, 2022, which included net investment purchases within certain consolidated investment vehicles. Net cash used in investing activities was $44.9 million, which included net purchases of U.S. Treasury securities held for corporate purposes and securities held directly for the purpose of establishing performance track records of $42.0 million. Net cash provided by financing activities was $29.1 million, including net contributions from redeemable noncontrolling interests of $134.6 million, partially offset by dividends paid to stockholders of $80.5 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.9 million.
Cash and cash equivalents increased by $128.6 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2021. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $171.0 million for the nine months ended September 30, 2021. Net cash provided by investing activities was $37.3 million, which included $41.7 million of proceeds from the sale and maturities of U.S. Treasury securities held for corporate purposes, partially offset by net purchases of securities held directly for the purpose of establishing performance track records of $2.6 million. Net cash used in financing activities was $79.7 million, including dividends paid to stockholders of $65.2 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $21.4 million, partially offset by net contributions from redeemable noncontrolling interests of $6.1 million.
Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at September 30, 2022:

(in thousands)	2022	2023	2024	2025	2026	2027 and after	Total
Operating leases	$3,079	$11,917	$9,917	$13,185	$13,191	$175,417	$226,706
Purchase obligations (1)	1,598	5,786	4,087	2,986	2,385	—	16,842
Other liability (2)	—	1,246	1,662	2,077	—	—	4,985
Total	$4,677	$18,949	$15,666	$18,248	$15,576	$175,417	$248,533
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

During August 2022, we entered into a lease agreement for our new corporate headquarters in New York City. The lease, which has a 16-year term, carries a commitment of approximately $210.1 million. We will recognize a right-of-use asset and lease liability when the lease commences. The lease for our current corporate headquarters, also in New York City, is scheduled to expire during the first quarter of 2024. In connection with our new corporate headquarters, we expect to incur costs of approximately $40.0 million to $50.0 million for the build-out, net of lease incentives.

Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of September 30, 2022, we had funded $17.4 million of this commitment. The timing for funding the remaining portion of our commitment is determined by the fund.
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
On November 3, 2022, we declared a quarterly dividend on our common stock in the amount of $0.55 per share. This dividend will be payable on November 29, 2022 to stockholders of record at the close of business on November 14, 2022.
Critical Accounting Estimates
Management considers certain accounting estimates critical to an informed review of our condensed consolidated financial statements as they require management to make certain judgements about matters that may be uncertain at the time the estimate was determined. For a discussion of our critical accounting estimates, please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the Form 10-K). Other than as described below, there have been no changes to the critical accounting estimates disclosed in the Form 10-K.

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
We have retained an independent valuation services firm to assist in the determination of the fair value of certain of our private real estate investments. Each real property investment is valued quarterly in accordance with the applicable governing documents. Limited partnerships that hold real property investments are valued using the valuation methodology we deem most appropriate and consistent with industry best practices and market conditions. We expect the primary methodology used to value real property investments will be the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates actual contractual lease income, professional judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate market evidence, and other subjective factors. Other methodologies that may also be used to value a real property investment include, among other approaches, sales comparisons and cost approaches. We will monitor the real property investment for material events that we believe may be expected to have a material impact on the most recent estimated fair values of such real property investment.
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
Our seed investments are subject to market risk. We mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of redeemable noncontrolling interests, if any, as of September 30, 2022 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$60,972	(30,266)	$30,706	$33,777	$27,635
Illiquid seed investments—net	$15,995	$—	$15,995	$17,595	$14,396

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—Other Information
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2022	—	$—	—	—
August 1 through August 31, 2022	1,437	$71.93	—	—
September 1 through September 30, 2022	129	$71.78	—	—
Total	1,566	$71.92	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
On November 3, 2022, the Company’s Board approved and adopted amended and restated by-laws (the “Amended and Restated By-laws”), which became effective the same day. Among other things, the amendments affected by the Amended and Restated By-laws:
•Enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors and submissions of proposals regarding other business at shareholder meetings, including by requiring:
◦additional background information and disclosures regarding proposing shareholders and proposed nominees;
◦any shareholder submitting a nomination notice to make a representation as to whether such shareholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act and to provide reasonable evidence that certain requirements of such rule have been satisfied; and
◦the nomination of each proposed director nominee other than the Company’s nominees be disregarded (notwithstanding that the nominee is included as a nominee in the Company’s proxy statement, notice of meeting or other proxy materials for any annual meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by the Company (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 under the Exchange Act;
•Eliminate the requirement that the Company make the stockholder list available during a meeting of stockholders, consistent with recent amendments to the General Corporation Law of the State of Delaware; and
•Make certain other technical, modernizing and clarifying changes.

As a result of the amendments affected by the Amended and Restated By-laws, with respect to the 2023 Annual Meeting of shareholders and future annual meetings, to be considered timely, the information required to be submitted by shareholders in accordance with Rule 14a-19 in connection with the solicitation of proxies in support of director nominees other than the Company’s nominees must be delivered to the Company’s principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting, provided that in the event the date of the annual meeting is more than 20 days before or more than 70 days after such anniversary date, the information must be delivered not earlier than the 120th day prior to and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made.
The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Amended and Restated By-laws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (filed herewith)

4.1	—	Specimen Common Stock Certificate (2)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	November 4, 2022	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 4, 2022	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer