Form 10-K
period 2022-12-31
COHEN & STEERS, INC.
filed 2023-02-24
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $1.6 billion. There is no non-voting common stock of the registrant outstanding.
As of February 17, 2023, there were 49,103,183 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2023 annual meeting of stockholders scheduled to be held on May 4, 2023 are incorporated by reference into Part III of this Form 10-K.

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
Our revenue from the wealth channel is derived from investment advisory and administration fees, as well as distribution and service fees. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
Investment Vehicles
We manage three types of investment vehicles: open-end funds, institutional accounts and closed-end funds.
Open-end Funds
The U.S. and non-U.S. open-end funds that we sponsor, and for which we serve as investment adviser, offer and issue new shares continuously as assets are invested and redeem shares when assets are withdrawn. The share price for purchases and redemptions of shares of each of the open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund’s assets less its liabilities, divided by the fund’s total shares outstanding.
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

Open-end funds also include assets of third-party investment vehicles for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives and investment guidelines of that vehicle as set forth in such vehicle’s investment advisory agreement. These investment advisory agreements are generally terminable at will with 30-90 days’ notice. The monthly investment advisory fee paid by the model portfolios is based on contractual fee rates applied to the model portfolio’s average or period-end assets under management.
Institutional Accounts
Institutional accounts for which we serve as investment adviser or subadvisor represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in accordance with the investment objectives and guidelines of that client as set forth in such client’s investment management agreement. The investment management agreements with our institutional account clients are generally terminable at any time by either party.
Advisory assets, which represent accounts for which we have been appointed as the investment manager, are included in our institutional account assets under management. As investment adviser, we are responsible to oversee certain daily activities and manage the assets in the account while adhering to the specified investment objectives.
Subadvisory assets, which generally represent commingled investment vehicles for which we have been appointed as a subadvisor by the investment manager of that investment vehicle, are also included in our institutional account assets under management. As subadvisor, we are responsible for managing all or a portion of the vehicle's investments and for overseeing certain daily activities, while the investment adviser oversees our performance as subadvisor; the vehicle sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions from the investment vehicle to its beneficial owners. Subadvisory assets also include assets of third-party investment vehicles for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives and guidelines of that client as set forth in such client’s investment advisory agreement. These investment advisory agreements are generally terminable at will with 30 days’ notice.
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
Our investment advisory and administration agreements with each closed-end fund for which we serve as investment adviser are generally terminable upon a vote of a majority of the fund’s board of directors on 60 days’ notice. Each investment advisory and administration agreement, including the fees payable thereunder, is subject to annual approval by a majority of the directors of the fund’s board who are not "interested persons," as defined by the Investment Company Act, following the initial two-year term.
Our Investment Strategies
Each of our investment strategies is overseen by a specialist team, each of which is led by a portfolio manager or a team of portfolio managers, supported by dedicated analysts. These personnel are located in our New York, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and has a well-defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements. Environmental, social and governance (ESG) principles are integrated into our investment process. We combine our internal research and company interactions with other industry data to form a comprehensive view that is expressed both explicitly and implicitly in our investment decisions. We believe companies that integrate ESG considerations into their strategic plans and operations can enhance long-term shareholder value and mitigate potential risks. Our specialist teams are subject to multiple levels of oversight and support from the Chief Executive Officer and President, Chief Investment Officer, Chief

Operating Officer-Investments, Investment Risk Committee, Investment Operating Committee and Legal and Compliance Department. Some of our strategies may involve multiple asset classes and are overseen by our Asset Allocation Strategy Group and Chief Investment Officer.
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
Preferred Securities including Low Duration Preferred Securities invests in diversified portfolios of preferred and debt securities issued by U.S. and non-U.S. companies. The preferred securities are primarily issued by banks, insurance companies, REITs and other diversified financial institutions, as well as utility, energy, pipeline and telecommunications companies. A consistent investment process underlies both our total return preferred securities strategy and our low duration preferred securities strategy, which seek income and capital preservation.
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
Real Assets Multi-Strategy invests in a diversified multi-strategy portfolio of listed companies and securities that generally own or are backed by tangible real assets, including real estate securities, global listed infrastructure, commodity futures and natural resource equities, with the objective of achieving attractive total returns over the long term, while providing diversification and maximizing the potential for real returns in periods of rising inflation.
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
Global Natural Resource Equities invests in companies involved in the production, extraction, or processing of commodities and natural resources. Specifically, the strategy invests in energy producers, metals and mining companies as well as agriculture-based businesses. The investment objective is total return.
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
CSCM, a New York-based subsidiary, is a registered investment adviser with the U.S. Securities and Exchange Commission (SEC) and is an approved investment manager with the Luxembourg Commission de Surveillance du Secteur Financier (CSSF), the Central Bank of Ireland (CBI) and the Korean Financial Services Commission (KFSC). CSCM also has exemptions from registration that allow it to provide investment management services to institutions in Australia and Canada. CSCM is a registered commodity trading adviser and a registered commodity pool operator with the Commodities Futures Trading Commission (CFTC) and is a member of the National Futures Association (NFA), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps and various other financial instruments in which the Company and certain of its clients may invest.
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
Human Capital
Human Capital strategies and initiatives are critical to our long-term success as a leading specialty manager in real assets and alternative income.
Employees
As of December 31, 2022, we had 388 full-time employees globally of which 37% were women. In addition, at the end of 2022, 31% of our U.S. employees were racially/ethnically diverse. During 2022, 48% of our firmwide new hires were women and 30% of our U.S. new hires were racially/ethnically diverse.
We were recognized for the third consecutive year as a “Best Place to Work in Money Management” by Pensions & Investments (“P&I”), a global news source on money management. The award was part of P&I’s annual recognition program, which seeks to identify the top employers in the money management industry. This achievement recognized the strength of our culture, which is defined by the hard work, dedication and commitment to excellence and inclusion by everyone at Cohen & Steers.
Diversity and Inclusion
We believe that workplace diversity and an inclusive culture strengthen our ability to deliver the best results for our clients. Our employees from around the world represent a variety of cultures, backgrounds, experiences and talents. We draw upon these attributes to produce innovative solutions for the clients we serve and enrich the professional experience of all our employees. An inclusive culture in which our employees are encouraged to contribute their unique perspectives is imperative to our role as a leading global investment manager. Our diversity and inclusion strategy consist of four pillars: Education, Leadership, Recruitment and Engagement.
•Education - We seek to build awareness and understanding to strengthen our culture of inclusion and support.
•Leadership - We hold our leaders accountable for fostering an inclusive culture as they develop the next generation of leaders. This accountability extends to all employees in creating an environment built on respect.
•Recruitment - We recognize there is significant underrepresentation of women and people of racial/ethnic diversity in our industry, especially in leadership roles. We focus on sourcing diverse candidate pools for our open positions, providing opportunities to hire the best talent to help us excel in all areas of our business.
•Engagement - We support our employees who build resource groups that foster an inclusive culture and encourage everyone at the firm to help solve business and community challenges. Examples include ongoing volunteerism, green initiatives and a women’s exchange for sharing ideas and experiences.

We continue to make progress in advancing our firm's Diversity and Inclusion strategy. Our Culture Committee, our Women's Exchange and our newly launched Diversity Alliance promote cultural awareness and inclusion through dedicated forums in which employees are encouraged to share their perspectives and experiences.
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
As of December 31, 2022, approximately 62.1% of the assets we managed was concentrated in real estate securities strategies, including approximately 22.2% in the aggregate in Cohen & Steers Real Estate Securities Fund, Inc., Cohen & Steers Realty Shares, Inc. and Cohen & Steers Institutional Realty Shares, Inc. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect investment performance. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. We are paid a management fee or incentive fee based on the net asset value or returns, respectively, of certain of our investment vehicles and declines in the value of real estate securities and real property investments may reduce the fees we earn and our assets under management. Income and real estate values may be adversely affected by, among other things, unfavorable changes to tax laws and other laws and regulations applicable to real estate securities, global or regional events and disruptions that directly impact the real estate sector such as the COVID-19 pandemic, the cost of compliance with applicable laws and regulations, sensitivity to certain economic factors such as interest rate changes and market volatility or economic recession, the availability of financing, the creditworthiness of tenants, general and local economic conditions, the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions and other factors that are beyond our control. In addition, real estate values may be adversely affected by new businesses and approaches in the real estate market and sectors in which we invest that cause disruptions in the industry with technological and other innovations, such as impacts to the value of hospitality properties due to competition from the non-traditional hospitality sector (such as short-term rental services) and office properties due to competition from shared office spaces (including co-working environments). Further, our investments in real estate securities and real property may be exposed to new or increased risks and liabilities that could reduce our assets under management, revenue and earnings, including risks associated with global climate change, such as increased frequency and/or intensity of adverse weather and natural disasters, as well as risks associated with the emergence of a “remote-work” environment in certain geographies and industries and workforce reductions in certain market segments, which may negatively impact office demand, rental rates and occupancy levels. If underlying properties do not generate sufficient income to pay for ongoing operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance or value of real estate securities would have an adverse effect on the assets we manage and reduce the fees we earn and our revenue.
Our growth and the execution of our real estate investment strategy may be constrained by the size and number of real estate securities issuers, as well as REIT ownership restrictions.
Investments in real estate securities play an important role in our overall investment strategy. Our ability to fully utilize our investment capacity and continue to increase our ownership of real estate securities depends, in part, on growth in the size and number of issuers in the real estate securities market, particularly in the U.S. Limited growth, or any consolidation activity in the real estate sector, could limit or reduce the number of investment opportunities otherwise available to us. In addition, increased competition for investment opportunities due to large amounts of available capital dedicated to real estate strategies or due to alternative forms of investment methods, or a real or perceived trend towards merger and acquisition activity in the sector, could affect real estate valuations and prices. A limited number of investment targets could adversely impact our ability to make new investments based on fundamental valuations or at all, impair the full utilization of our overall investment capacity and otherwise negatively affect our investment strategy.
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
As of December 31, 2022, approximately 24.6% of our total assets under management was concentrated in preferred securities strategies, including approximately 10.4% in the Cohen & Steers Preferred Securities and Income Fund. Preferred securities investments are subject to varying degrees of market, contractual, financial, regulatory and other risks that could affect investment performance, returns and attractiveness, including risks related to actual or anticipated inflationary trends, interest rates, counterparty credit, income and distributions and applicable tax treatment. Certain components of our preferred securities portfolios may also be subject to risks related to the planned discontinuation of the London Interbank Offered Rate, (LIBOR). See “The discontinuation of LIBOR and transition to alternative reference rates may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.” Further, to the extent limitations may arise in the overall supply of preferred securities investments at attractive prices or at all, whether due to performance concerns about the asset class, shifts in market or economic trends or investor preferences, redemptions or decreased volume of new issuances, our ability to deploy our available investment capacity may become constrained. A decline in the performance or value of preferred securities, or diminishment in the attractiveness or availability of preferred securities investments, would have an adverse effect on the assets we manage, limit our ability to increase and invest assets in these strategies and reduce the fees we earn and our revenue.
A significant portion of our revenue for 2022 was derived from a single institutional client.
As of December 31, 2022, our largest institutional client, Daiwa Asset Management, which held most of its assets in U.S. real estate strategies subadvised by us in Japan, represented approximately 21.0% of our institutional account revenue and approximately 5.0% of total revenue for 2022. As of December 31, 2022, approximately 24.6% of the institutional account assets we managed, and approximately 9.9% of our total assets under management, were derived from this client. Investor demand for the products we subadvise for this client can be affected by, among other things, changes in the distributions paid by those products, the strength of the Japanese yen compared to the currencies in which the assets held in those products are denominated, market or economic events and conditions in Japan that may diminish the relative attractiveness of or contribute to investor redemptions in U.S. real estate strategies, the regulatory environment for the Japanese mutual fund market and disruptions in the marketing or distribution of our products caused by the COVID-19 pandemic or similar conditions. Changes in distribution rates could decrease investor demand for these products, resulting in outflows of assets subadvised by us which would negatively impact our revenue and adversely affect our financial condition.
Seed investments made to support the launch of new strategies and products may expose us to potential losses on invested capital.
Our success is partially dependent on our ability to develop, launch, market and manage new investment strategies and products. From time to time, we support the launch of new investment strategies and products by making seed investments in those strategies and products, the amount of which may be significant. Numerous risks and uncertainties are associated with all stages of the seed investment product life cycle, including our ability to raise external capital for the underlying product, investment performance, market risks, shifting client or market preferences, the introduction of competing products, compliance with regulatory requirements, potential losses associated with guarantees made by us or our affiliates and potentially illiquid investments and/or contractual lock-up or other restrictions on our ability to withdraw capital. Allocations of capital to seed investments in new strategies and products reduce capital available for cash dividends, payment of interest on and repayment of outstanding indebtedness, if any, and other corporate purposes and expose us to liquidity constraints and potential capital losses, against which we may not hedge entirely. To the extent we realize losses on our seed investments or the value of our seed investments decline, our earnings and financial condition may be adversely impacted.
The incurrence of debt may increase the risk of investing in us and could negatively impact our revenue and adversely affect our financial condition.
We entered into a credit agreement on January 20, 2023 (the “Credit Agreement”), providing for a $100 million senior unsecured revolving credit facility maturing on January 20, 2026. Outstanding indebtedness would (i) decrease our ability to obtain additional financing for other purposes, (ii) limit our flexibility to make acquisitions, (iii) increase our cash requirements to support the payment of interest and reduce the amount of cash otherwise available for other purposes, (iv) limit our flexibility in planning for, or reacting to, changes in our business and our industry, (v) increase our exposure to the risk of increased interest rates where our borrowings are at variable rates of interest, (vi) make it more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness and (vii) increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on indebtedness could depend upon future performance, which is subject to general economic conditions and financial, business and other factors that may be beyond our control.
Furthermore, the Credit Agreement contains financial covenants with respect to leverage and interest coverage, and customary affirmative covenants and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. The breach of any covenant and inability to meet any applicable qualifications, thresholds and exceptions or negotiate any waiver or amendment could result in a default under the Credit Agreement and/or amounts borrowed, together with accrued interest and other fees, could become immediately due and payable. If any indebtedness were to become subject to accelerated repayment, we may not have sufficient liquid assets to repay such indebtedness in full or be able to refinance such indebtedness on favorable terms, or at all.
The loss of any senior executives or senior investment professionals or our failure to effectively manage succession planning could have a material adverse effect on our business.
The success of our business depends largely on the experience, expertise and continued service of our senior executives and senior investment professionals. The loss of any such persons, or our failure to adequately prepare for the retention of such persons or to effectively implement related succession plans, could materially adversely affect our business, strategic initiatives and financial condition.
While we have succession plans in place and continue to review and update those plans, there is no guarantee that their implementation or execution will operate as intended or otherwise be effective. In addition, we do not carry “key person” or similar insurance that would provide us with proceeds in the event of the death or disability of any of our senior executives.
Regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions and subject to best execution, we receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers. As a result of regulations in the European Union (EU), we eliminated the use of commission credits to pay for research and eligible services for accounts where we have obligations directly within the scope of MiFID II (together with substantially similar national rules of the U.K. and implementing rules and regulations). Our operating expenses include payment for research and eligible services for these accounts. Depending on the evolution of market practices and regulatory developments, we may elect to pay for research and expenses globally, subject to applicable SEC regulations, which would further increase our operating expenses.
We face substantial competition in all aspects of our business.
The investment management industry is highly competitive, and investors are increasingly fee sensitive. We compete against a large number of investment products offered by other investment management companies, investment dealers, banks and insurance companies, and many institutions we compete with have greater financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors and generate strong returns. In the case of new strategy and product launches, our lack of available long-term records of prior investment performance, or investment “track records,” may put us at an initial competitive disadvantage. Further, advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios may require us to adapt our strategy and business to address these trends and pressures, and our competitive position may weaken if we are unable to meet client needs satisfactorily.
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
A significant portion of the assets we manage is attributable to the distribution of our products through third-party intermediaries. Distribution through such intermediaries may also be integral to the launch and sustained growth of new investment products and strategies. Our ability to distribute our products is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, investment advisory firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing investment products that could limit the distribution of our products. In recent years, a growing number of these organizations have enhanced their scrutiny of the products available or proposed to be made available on their platforms in connection with various investment strategies, which has in many cases significantly reduced the number of products and asset managers on such platforms. In addition, our separate account business, subadvisory, and model delivery services depend in part on recommendations by consultants, financial planners and other professional advisors, as well as our existing clients.
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
Our growth strategy continues to involve expanding our business and diversifying our investment management business beyond our existing core products and services. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, such as the continued development of our private real estate investment strategy. We also continue to prioritize the expansion of our geographical presence and capabilities as well as product and service offerings outside the U.S. As a result, our fixed costs and other expenses have increased to support the development and launch of new strategies, investment vehicles and products, to expand the availability and marketability of our existing strategies and products, to grow our potential client base and to enhance our infrastructure, including additional office space, technology, operations, and personnel. Expenses related to infrastructure and technology enhancements will include costs associated with the planned December 2023 relocation of our New York headquarters.
Developing and implementing new investment strategies and products may require significant upfront management time and attention, the hiring of highly-compensated personnel and ongoing marketing and other support. Such strategies and products may also require substantial seed capital commitments and other financial resources or obligations, including potential subsidies or advancements of operating expenses for an extended period of time which may not be recovered in part or at all, any of which may expose us to potential losses. In addition, launches of new strategies or products, including private real estate investing, and adjustments to existing strategies or products in connection with our growth strategy may in some cases be based on anticipated legal, regulatory, financial or accounting treatment that may not be realized within the timeframe or in the form expected, or at all.
The success of our business strategy and future growth is contingent upon our ability to continue to support and invest in the development of new strategies and products, to generate sufficient assets under management and fee revenue at the levels and within the timeframe anticipated in order to support the compensation and other costs and expenses underlying such new strategies and products, to expand the availability of our existing strategies and products and to successfully manage multiple offices and navigate legal and regulatory systems both domestically and internationally. The effectiveness of our operations outside the U.S. may also depend in part on our ability to identify, establish, launch, adequately staff and properly license new or alternate foreign office locations, either opportunistically or in response to regional conditions. The upfront and ongoing costs of adequately supporting our growth and initiatives will have an effect on our operating margin and other financial results.

Changes in market and economic conditions could reduce our assets under management and adversely impact our revenue.
Changes in market and global economic conditions, including volatile equity markets, slowing growth and rising inflation or interest rates and client and governmental policy responses thereto, could adversely affect the value of our assets under management, which would reduce the fees we earn and our revenue.
While interest rates had remained at historically low levels in recent years, the Federal Reserve Board significantly increased the federal funds rate in 2022 and has indicated that further increases may be announced to combat rising inflation in the U.S. Inflation and the associated increase in interest rates from their historically low levels have combined to adversely affect the total value of our assets under management, which will reduce the fees we earn and our revenue. Continued inflationary pressures and fluctuations in prevailing interest rates may negatively affect our investment opportunities, the value of our investments and demand for our strategies, including our preferred securities and fixed income investments and strategies. Inflationary factors have also negatively impacted our expense base, particularly segments of compensation and certain operating and vendor costs. Further, any interest rate increases may increase the cost of servicing any outstanding indebtedness under the Credit Agreement, which bears interest at a variable rate that will generally change as interest rates change. We may enter into derivative instruments to mitigate the impact of interest rate fluctuations there is, however, no assurance that such derivative instruments will be effective.
Our assets under management are concentrated in the U.S., Asia Pacific and European equity markets. Equity securities may decline in value as a result of many global, regional or issuer-specific factors, including changes in interest rates, inflation, an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry or sector, changes in currency exchange rates, changes in regulations and geopolitical and economic risks and events. For example, the ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, has caused and may continue to cause volatility in the global financial markets and economy. Any declines in the equity markets, or in market segments in which our investment products and strategies are concentrated, could reduce the value of our seed investments and/or our assets under management, revenue and earnings.
Our business, operations and investments are subject to risks associated with and arising from epidemics and pandemics such as COVID-19.
Capital markets, as well as the real estate and real property markets, experienced significant volatility and dislocations related to the COVID-19 pandemic. While restrictions have eased and the global economy has largely re-opened, the extent or impact of resurgences of COVID-19 or other infectious illnesses, including the impact that the re-imposition of various restrictions across the world may have on any economic recovery, is unpredictable. Infectious illness outbreaks or other adverse public health developments in countries where we or our clients or investors operate, as well as restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the global economy, the financial condition of individual issuers or companies and capital markets, in ways that are not within our control and cannot be foreseen. A sustained decline in the performance of or demand for the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by pandemic conditions, could adversely impact our assets under management and the fees we earn.
Epidemics and pandemics also pose risk that we and our third-party intermediaries, service providers and key vendors may be unable to provide services or conduct business activities or critical operations at full capacity for a period of time. These conditions could lead us to experience operational issues and interruptions, require us to incur significant additional costs and negatively impact our business.
Epidemics and pandemics may also threaten or impact the safety, welfare and productivity of our workforce. Our key employees may become sick or otherwise unable to perform their duties for an extended period of time. Further, the presence of our employees in the workplace under pandemic or similar conditions, or other “in-person” business activities such as client meetings and business travel, may expose us to risk of litigation or adversely impact our ability to retain and attract key employees.
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
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to approximately $3.4 billion as of December 31, 2022. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidating investments during adverse market conditions would reduce the Company’s assets under management and revenue.
We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.
Our business is dependent on the effectiveness of our information and cyber security policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our clients’ portfolios as well as proprietary information relating to our business operations and our employees. We maintain a system of internal controls for us and certain of our investment vehicles designed to provide reasonable assurance that fraudulent activity, including misappropriation of our assets, fraudulent financial reporting and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats is constantly evolving and becoming increasingly sophisticated, including the increasing use of “ransomware” and phishing attacks, and recent highly publicized security breaches have exposed failures to keep pace with the threats posed by cyber-attackers and led to increased government, regulatory and media scrutiny. Although we take precautions to password protect and encrypt our employees’ mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Our or our third-party service providers’ systems may also be affected by, or fail as a result of, catastrophic events, such as fires, floods, hurricanes and tornadoes, acts of terrorism or power disruptions. Like other companies, we have experienced and will likely continue to experience cyber incidents, security threats and attacks. There can be no assurance that our efforts to maintain and monitor the security and integrity of our information technology systems will be effective at all times.
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
For many companies, remote and/or hybrid in-office work arrangements have made their network and communication systems more vulnerable to cyberattacks and incursions, and there has been an overall increase in both the frequency and severity of cyber incidents as such vulnerabilities have been exploited. Use of a remote work environment subjects us to heightened risk of cyberattacks, unauthorized access or other privacy or data security incidents, both directly as well as indirectly through third-party intermediaries, service providers and key vendors that have access or other connections to our systems.
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
The discontinuation of LIBOR and transition to alternative reference rates may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.
LIBOR is used as a reference rate for various financial instruments, products and contracts globally to determine payment obligations, financing terms, hedging strategies or investment value. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, announced its plan to cease publication of one week and two-month USD LIBOR tenors and all non-USD LIBOR tenors after December 31, 2021, and all other USD LIBOR tenors after June 30, 2023. The United States Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve has identified benchmark rates based on the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities, to replace LIBOR in certain financial contracts after June 30, 2023. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We cannot predict the effect of the decision not to sustain LIBOR or the planned transition to SOFR as LIBOR’s replacement. We continue to take steps to assess LIBOR exposure and mitigate potential impacts of the transition.
Any market transition away from LIBOR to SOFR or alternative reference rates will be complex and introduce a number of risks for us, our clients and the financial services industry more widely. These include (i) legal implementation risks, as extensive changes to documentation for new and existing clients and transactions may be required, (ii) financial risks arising from any changes in the valuation of financial instruments linked to benchmarks, (iii) pricing risks, as changes to benchmarks could impact pricing mechanisms on some instruments, (iv) operational risks due to the potential requirement to adapt information technology systems, trade reporting infrastructure and operational processes and (v) relationship risks relating to client communications and engagement during the transition away from LIBOR or other financial benchmarks currently utilized. The introduction of an alternative rate may also create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR. The transition away from LIBOR may lead to increased volatility and illiquidity in markets and investments tied to LIBOR, and any alternative reference rate may be an ineffective substitute resulting in prolonged adverse market conditions, which would negatively impact our investments and which may result in the reduced effectiveness of our hedging strategies.
We could experience loss of client relationships and other harm to our business if our reputation is impaired.
Our reputation is important to the success of our business. We believe the Cohen & Steers brand has been, and continues to be, well received globally both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, operational failures, cyber incidents, negative publicity, claims or disputes arising from our management of pandemic conditions, the dissemination by current or former clients of unfavorable opinions about our services, changes in key members of an investment team or in our senior management and the imposition of legal or regulatory sanctions or penalties in connection with our business activities.

In addition, we must routinely address and manage actual or potential conflicts of interest, as well as the perception of conflicts of interest, among our disparate business lines and/or among us and our clients, employees and/or affiliates, investment vehicles or joint venture partners. While we have policies, controls and disclosure protocols in place to manage and address actual or potential conflicts of interest, identifying and mitigating conflicts of interest can be complex and subject to regulatory scrutiny. Addressing conflicts of interest is complex and difficult, and we may fail or appear to fail to deal appropriately with such conflicts. Actual, potential or perceived conflicts could give rise to investor or client dissatisfaction, adverse publicity, litigation or regulatory enforcement actions or penalties, any of which may harm our business reputation and reduce the fees we earn and our revenue.
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
Risks Related to our Common Stock
A significant portion of our common stock is owned or controlled by our Executive Chairman and our Board Chairman and their respective family members, which may limit the ability of other stockholders to influence the affairs of the Company.
Robert H. Steers, our current Executive Chairman, and a member of his family held approximately 24.1% of our common stock as of December 31, 2022. In addition, Martin Cohen, our current Chairman of the board of directors (our “Board Chairman”), and a member of his family held approximately 19.2% of our common stock as of December 31, 2022. Such levels of ownership or control create the ability to meaningfully influence, among other things:
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
Although we have a long history of paying cash dividends, there is no guarantee or requirement that we pay cash dividends in the future. Our dividend policy may change at any time without notice to our stockholders. The declaration and amount of any future dividends will be at the discretion of our board of directors and in accordance with applicable law and only after taking into account various factors that our board of directors deems relevant, including our financial condition, results of operations, cash flows and liquidity, debt service and repayment obligations, current and anticipated cash needs and capital requirements, and potential alternative uses of cash. As a result, we cannot assure you that we will pay dividends at any rate or at all.

A sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and the issuance of additional shares will dilute your percentage ownership in the Company.
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our current Executive Chairman and our Board Chairman, together with certain of their respective family members, held 11,750,059 shares and 9,353,469 shares, respectively, of our common stock as of December 31, 2022. Any of such persons may sell shares of our common stock, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In connection with our initial public offering in 2004, we entered into a Registration Rights Agreement with our Executive Chairman, Robert H. Steers and our Board Chairman, Martin Cohen and certain trust entities controlled by certain of their respective family members that requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In May 2021, we filed a Registration Statement on Form S-3 covering (i) the resale of up to an aggregate of 21,660,862 shares owned or controlled by our Executive Chairman and our Board Chairman and certain other persons and (ii) the offer and sale of an indeterminate number of shares by us to the public. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and any additional shares that we issue will dilute your percentage ownership in the Company.
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
U.S. regulatory agencies have proposed and adopted multiple regulations that could impact the mutual fund industry. Potential upcoming regulations and/or rules and amendments of the SEC could, among other things, restrict the funds we manage from engaging in certain transactions, impact flows and/or increase expenses as well as compliance costs. Further, new regulations or interpretations of existing laws have resulted in, and may continue to result in, enhanced disclosure obligations, including with respect to cybersecurity, insider trading and climate change, sustainability risks, or other ESG matters, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.
While a majority of our operations take place in the U.S., we maintain offices internationally. Regulators in the non-U.S. jurisdictions in which we operate could change their laws or regulations, or their interpretation or enforcement of existing laws and regulations, in a manner that might restrict or otherwise impede our ability to operate in their respective markets.

In Europe, rules and regulations under MiFID II and MiFIR, along with substantially similar national rules of the U.K. and implementing rules and regulations, have had, and will continue to have, direct and indirect effects on our operations in Europe, including increased costs for investment research and increased compliance, disclosure, reporting and other obligations. In addition, current and upcoming European, U.S. and international regulations and rules around ESG-related procedures, reporting and disclosures are expected to have direct and indirect effects on our global operations, including additional costs for increased compliance through disclosure and reporting, among other obligations. For example, compliance with the EU’s Sustainable Finance Disclosure Regulation (SFDR), which imposes mandatory ESG disclosure obligations on EU asset managers, funds and other financial markets participants. SFDR will require all covered firms and funds to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. ESG-related amendments to MiFID II and other regulation are expected to require investment advisers to inquire as to the investor’s desire for products that meet certain criteria under the EU Taxonomy Regulation and/or SFDR, among other regulation, in their portfolio when assessing suitability. The availability of these sustainability disclosures and the ability to meet certain criteria may impact the investment decisions of European investors. Similarly, another example is in Hong Kong where the enhanced climate-related risk regime has required the company to comply with enhanced standards set out by the regulator in the management and disclosure of climate-related risks. This has imposed a further compliance burden on the company. We expect other global and jurisdiction-specific ESG and climate-related regulations to impose a further compliance burden causing us to experience higher costs in implementation and ongoing adherence in the near future, including expected SEC regulations in the US.
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
The U.K.’s exit from the EU on January 31, 2020 (referred to as Brexit) and end of the transition period on December 31, 2020, may continue to disrupt our business operations and impact our reported financial results as well as the liquidity and value of our investments. There remains uncertainty around the post-Brexit regulatory environment as the U.K. continues to establish independent regulations for the U.K. CSUK’s ability to market and provide its services or serve as a distributor of financial products within the EU could be restricted temporarily or in the long term as a result of Brexit and a divergence from the EU regulatory regime. Our contingency plans for Brexit require the cooperation of counterparties or a regulator of financial services to make timely arrangements. While we believe it is in the best interests of counterparties and regulators to cooperate and recognize firms, services, and products based in the respective jurisdictions, we cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses have increased as we implement plans to continue to market and provide our services and distribute our products in the short and/or long term.
In addition, regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses. See “Regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses.”
The discontinuation of LIBOR and transition to alternative reference rates introduces a number of risks for us, our clients and the financial services industry more widely. See “The discontinuation of LIBOR and transition to alternative reference rates, may adversely affect the value of certain LIBOR-based assets we manage and expose us to additional risks.”
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
Changes in tax legislation or policies could materially impact our financial position and results of operations.
Corporate tax reform and tax transparency continue to be high priorities in many jurisdictions. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation has been, and will likely continue to be, proposed or enacted in a number of jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken, which may result in the assessment of additional taxes and could have a material effect on our financial condition.

Item 1B. Unresolved Staff Comments
The Company has no unresolved SEC staff comments.
Item 2. Properties
Our principal executive office is located in leased office space at 280 Park Avenue, New York, New York. In addition, in August 2022, we entered into a lease agreement for our new corporate headquarters in New York City and we have leased office space in London, Dublin, Hong Kong and Tokyo.
Item 3. Legal Proceedings
For information regarding our legal proceedings, see Note 13, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS”. As of February 17, 2023, there were 46 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners.
Payment of any dividends to our common stockholders is subject to the approval of our Board of Directors. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors deemed relevant. On February 23, 2023, we declared a quarterly cash dividend on our common stock in the amount of $0.57 per share. This dividend will be payable on March 16, 2023 to stockholders of record at the close of business on March 6, 2023.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2022, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2022	—	$—	—	—
November 1 through November 30, 2022	14,451	$64.99	—	—
December 1 through December 31, 2022	66	$66.85	—	—
Total	14,517	$65.00	—	—
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
Cohen & Steers, Inc. (CNS), a Delaware corporation formed in 2004, and its subsidiaries are collectively referred to as the Company, we, us or our
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
Our revenue from the wealth channel is primarily derived from investment advisory, administration, distribution and service fees from open-end and closed-end funds and other commingled vehicles. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
A majority of our revenue, 93.4%, 93.1% and 92.4% for the years ended December 31, 2022, 2021 and 2020, respectively, was derived from investment advisory and administration fees for providing asset management services to institutional accounts as well as open-end funds and closed-end funds sponsored by the Company.
Inflation and the associated increase in interest rates have combined to adversely affect the total value of our assets under management, which reduced, and may continue to reduce, the fees we earn. In addition, inflationary pressures have negatively impacted our expenses, particularly segments of compensation and certain operating and vendor costs.
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

Assets Under Management
By Investment Vehicle
(in millions)

	Years Ended December 31,
	2022	2021	2020
Open-end Funds
Assets under management, beginning of period	$50,911	$35,160	$30,725
Inflows	17,939	19,542	17,556
Outflows	(19,713)	(10,765)	(12,135)
Net inflows (outflows)	(1,774)	8,777	5,421
Market appreciation (depreciation)	(10,282)	8,936	405
Distributions	(1,952)	(1,936)	(1,391)
Transfers	—	(26)	—
Total increase (decrease)	(14,008)	15,751	4,435
Assets under management, end of period	$36,903	$50,911	$35,160
Percentage of total assets under management	45.9%	47.7%	44.0%
Average assets under management	$43,202	$42,991	$30,152

Institutional Accounts
Assets under management, beginning of period	$42,727	$33,255	$31,813
Inflows	5,915	6,152	7,192
Outflows	(6,357)	(5,563)	(4,418)
Net inflows (outflows)	(442)	589	2,774
Market appreciation (depreciation)	(8,927)	10,041	53
Distributions	(985)	(1,184)	(1,385)
Transfers	—	26	—
Total increase (decrease)	(10,354)	9,472	1,442
Assets under management, end of period	$32,373	$42,727	$33,255
Percentage of total assets under management	40.3%	40.1%	41.6%
Average assets under management	$36,383	$38,906	$29,883

Closed-end Funds
Assets under management, beginning of period	$12,991	$11,493	$9,644
Inflows	575	206	2,652
Outflows	—	(119)	(89)
Net inflows (outflows)	575	87	2,563
Market appreciation (depreciation)	(1,722)	2,033	(197)
Distributions	(695)	(622)	(517)
Total increase (decrease)	(1,842)	1,498	1,849
Assets under management, end of period	$11,149	$12,991	$11,493
Percentage of total assets under management	13.9%	12.2%	14.4%
Average assets under management	$12,039	$12,317	$9,140

Total
Assets under management, beginning of period	$106,629	$79,908	$72,182
Inflows	24,429	25,900	27,400
Outflows	(26,070)	(16,447)	(16,642)
Net inflows (outflows)	(1,641)	9,453	10,758
Market appreciation (depreciation)	(20,931)	21,010	261
Distributions	(3,632)	(3,742)	(3,293)
Total increase (decrease)	(26,204)	26,721	7,726
Assets under management, end of period	$80,425	$106,629	$79,908
Average assets under management	$91,624	$94,214	$69,175

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Years Ended December 31,
	2022	2021	2020
Advisory
Assets under management, beginning of period	$24,599	$17,628	$15,669
Inflows	3,672	4,891	4,324
Outflows	(4,734)	(2,945)	(2,771)
Net inflows (outflows)	(1,062)	1,946	1,553
Market appreciation (depreciation)	(4,906)	4,999	406
Transfers	—	26	—
Total increase (decrease)	(5,968)	6,971	1,959
Assets under management, end of period	$18,631	$24,599	$17,628
Percentage of institutional assets under management	57.6%	57.6%	53.0%
Average assets under management	$21,233	$22,092	$15,650

Japan Subadvisory
Assets under management, beginning of period	$11,329	$9,720	$10,323
Inflows	988	305	1,601
Outflows	(436)	(1,075)	(626)
Net inflows (outflows)	552	(770)	975
Market appreciation (depreciation)	(2,520)	3,563	(193)
Distributions	(985)	(1,184)	(1,385)
Total increase (decrease)	(2,953)	1,609	(603)
Assets under management, end of period	$8,376	$11,329	$9,720
Percentage of institutional assets under management	25.9%	26.5%	29.2%
Average assets under management	$9,302	$10,335	$9,014

Subadvisory Excluding Japan
Assets under management, beginning of period	$6,799	$5,907	$5,821
Inflows	1,255	956	1,267
Outflows	(1,187)	(1,543)	(1,021)
Net inflows (outflows)	68	(587)	246
Market appreciation (depreciation)	(1,501)	1,479	(160)
Total increase (decrease)	(1,433)	892	86
Assets under management, end of period	$5,366	$6,799	$5,907
Percentage of institutional assets under management	16.6%	15.9%	17.8%
Average assets under management	$5,848	$6,479	$5,219

Total Institutional Accounts
Assets under management, beginning of period	$42,727	$33,255	$31,813
Inflows	5,915	6,152	7,192
Outflows	(6,357)	(5,563)	(4,418)
Net inflows (outflows)	(442)	589	2,774
Market appreciation (depreciation)	(8,927)	10,041	53
Distributions	(985)	(1,184)	(1,385)
Transfers	—	26	—
Total increase (decrease)	(10,354)	9,472	1,442
Assets under management, end of period	$32,373	$42,727	$33,255
Average assets under management	$36,383	$38,906	$29,883

Assets Under Management
By Investment Strategy
(in millions)

	Years Ended December 31,
	2022	2021	2020
U.S. Real Estate
Assets under management, beginning of period	$49,915	$32,827	$31,024
Inflows	10,572	11,538	11,114
Outflows	(10,869)	(6,499)	(6,478)
Net inflows (outflows)	(297)	5,039	4,636
Market appreciation (depreciation)	(12,097)	14,417	(574)
Distributions	(2,406)	(2,294)	(2,282)
Transfers	(7)	(74)	23
Total increase (decrease)	(14,807)	17,088	1,803
Assets under management, end of period	$35,108	$49,915	$32,827
Percentage of total assets under management	43.7%	46.8%	41.1%
Average assets under management	$41,627	$41,315	$28,972

Preferred Securities
Assets under management, beginning of period	$26,987	$23,185	$17,581
Inflows	7,059	8,802	10,979
Outflows	(10,212)	(5,053)	(5,828)
Net inflows (outflows)	(3,153)	3,749	5,151
Market appreciation (depreciation)	(3,240)	964	1,172
Distributions	(834)	(985)	(696)
Transfers	7	74	(23)
Total increase (decrease)	(7,220)	3,802	5,604
Assets under management, end of period	$19,767	$26,987	$23,185
Percentage of total assets under management	24.6%	25.3%	29.0%
Average assets under management	$22,638	$25,262	$18,278

Global/International Real Estate
Assets under management, beginning of period	$19,380	$15,214	$13,509
Inflows	3,848	3,263	4,122
Outflows	(3,289)	(2,833)	(2,436)
Net inflows (outflows)	559	430	1,686
Market appreciation (depreciation)	(5,039)	3,933	102
Distributions	(118)	(197)	(83)
Total increase (decrease)	(4,598)	4,166	1,705
Assets under management, end of period	$14,782	$19,380	$15,214
Percentage of total assets under management	18.4%	18.2%	19.0%
Average assets under management	$16,692	$17,688	$13,193

Assets Under Management
By Investment Strategy - continued
(in millions)

	Years Ended December 31,
	2022	2021	2020
Global Listed Infrastructure
Assets under management, beginning of period	$8,763	$6,729	$8,076
Inflows	1,566	1,751	997
Outflows	(1,112)	(765)	(1,722)
Net inflows (outflows)	454	986	(725)
Market appreciation (depreciation)	(405)	1,256	(423)
Distributions	(216)	(208)	(199)
Total increase (decrease)	(167)	2,034	(1,347)
Assets under management, end of period	$8,596	$8,763	$6,729
Percentage of total assets under management	10.7%	8.2%	8.4%
Average assets under management	$8,700	$7,970	$6,972

Other
Assets under management, beginning of period	$1,584	$1,953	$1,992
Inflows	1,384	546	188
Outflows	(588)	(1,297)	(178)
Net inflows (outflows)	796	(751)	10
Market appreciation (depreciation)	(150)	440	(16)
Distributions	(58)	(58)	(33)
Total increase (decrease)	588	(369)	(39)
Assets under management, end of period	$2,172	$1,584	$1,953
Percentage of total assets under management	2.7%	1.5%	2.4%
Average assets under management	$1,967	$1,979	$1,760

Total
Assets under management, beginning of period	$106,629	$79,908	$72,182
Inflows	24,429	25,900	27,400
Outflows	(26,070)	(16,447)	(16,642)
Net inflows (outflows)	(1,641)	9,453	10,758
Market appreciation (depreciation)	(20,931)	21,010	261
Distributions	(3,632)	(3,742)	(3,293)
Total increase (decrease)	(26,204)	26,721	7,726
Assets under management, end of period	$80,425	$106,629	$79,908
Average assets under management	$91,624	$94,214	$69,175

Investment Performance as of December 31, 2022

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
(2)    © 2023 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at December 30, 2022. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Changes in Assets Under Management - 2022 Compared with 2021
Assets under management at December 31, 2022 decreased 24.6% to $80.4 billion from $106.6 billion at December 31, 2021. The decrease was due to net outflows of $1.6 billion, market depreciation of $20.9 billion and distributions of $3.6 billion. Net outflows included $3.2 billion from preferred securities, partially offset by net inflows of $748 million into real assets multi-strategy (included in "Other" in the table on pages 23 and 24), $559 million into global/international real estate and $454 million into global listed infrastructure. Market depreciation included $12.1 billion from U.S. real estate, $5.0 billion from global/international real estate and $3.2 billion from preferred securities. Distributions included $2.4 billion from U.S. real estate and $834 million from preferred securities. Our overall organic decay rate was (1.5%) for the year ended December 31, 2022. The organic growth/decay rate represents the ratio of net flows for the year to the beginning assets under management.

Average assets under management for the year ended December 31, 2022 decreased 2.7% to $91.6 billion from $94.2 billion for the year ended December 31, 2021.
Open-end funds
Assets under management in open-end funds at December 31, 2022, which represented 45.9% of total assets under management, decreased 27.5% to $36.9 billion from $50.9 billion at December 31, 2021. The decrease was due to net outflows of $1.8 billion, market depreciation of $10.3 billion and distributions of $2.0 billion. Net outflows included $3.1 billion from preferred securities, partially offset by net inflows of $733 million into real assets multi-strategy (included in "Other" in the table on pages 23 and 24), $248 million into global/international real estate and $184 million into global listed infrastructure. Market depreciation included $7.1 billion from U.S. real estate and $2.2 billion from preferred securities. Distributions included $1.2 billion from U.S. real estate and $611 million from preferred securities. Of these distributions, $1.6 billion was reinvested and included in net flows. Our organic decay rate for open-end funds was (3.5%) for the year ended December 31, 2022.
Average assets under management for open-end funds for the year ended December 31, 2022 increased 0.5% to $43.2 billion from $43.0 billion for the year ended December 31, 2021.
Institutional accounts
Assets under management in institutional accounts at December 31, 2022, which represented 40.3% of total assets under management, decreased 24.2% to $32.4 billion from $42.7 billion at December 31, 2021. The decrease was due to net outflows of $442 million, market depreciation of $8.9 billion and distributions of $1.0 billion. Net outflows included $799 million from U.S. real estate, partially offset by net inflows of $310 million into global/international real estate. Market depreciation included $4.2 billion from global/international real estate and $4.0 billion from U.S. real estate. Distributions included $934 million from U.S. real estate. Our organic decay rate for institutional accounts was (1.0%) for the year ended December 31, 2022.
Average assets under management for institutional accounts for the year ended December 31, 2022 decreased 6.5% to $36.4 billion from $38.9 billion for the year ended December 31, 2021.
Assets under management in advisory accounts at December 31, 2022, which represented 57.6% of institutional assets under management, decreased 24.3% to $18.6 billion from $24.6 billion at December 31, 2021. The decrease was due to net outflows of $1.1 billion and market depreciation of $4.9 billion. Net outflows included $1.5 billion from U.S. real estate, partially offset by net inflows of $316 million into global listed infrastructure and $313 million into global/international real estate. Market depreciation included $2.4 billion from global/international real estate and $1.9 billion from U.S. real estate. Our organic decay rate for advisory accounts was (4.3%) for the year ended December 31, 2022.
Average assets under management for advisory accounts for the year ended December 31, 2022 decreased 3.9% to $21.2 billion from $22.1 billion for the year ended December 31, 2021.
Assets under management in Japan subadvisory accounts at December 31, 2022, which represented 25.9% of institutional assets under management, decreased 26.1% to $8.4 billion from $11.3 billion at December 31, 2021. The decrease was due to market depreciation of $2.5 billion and distributions of $1.0 billion, partially offset by net inflows of $552 million. Net inflows included $488 million into U.S. real estate. Market depreciation included $1.8 billion from U.S. real estate and $659 million from global/international real estate. Distributions included $934 million from U.S. real estate. Our organic growth rate for Japan subadvisory accounts was 4.9% for the year ended December 31, 2022.
Average assets under management for Japan subadvisory accounts for the year ended December 31, 2022 decreased 10.0% to $9.3 billion from $10.3 billion for the year ended December 31, 2021.
Assets under management in subadvisory accounts excluding Japan at December 31, 2022, which represented 16.6% of institutional assets under management, decreased 21.1% to $5.4 billion from $6.8 billion at December 31, 2021. The decrease was due to market depreciation of $1.5 billion, partially offset by net inflows of $68 million. Market depreciation included $1.1 billion from global/international real estate. Our organic growth rate for subadvisory accounts excluding Japan was 1.0% for the year ended December 31, 2022.
Average assets under management for subadvisory accounts excluding Japan for the year ended December 31, 2022 decreased 9.7% to $5.8 billion from $6.5 billion for the year ended December 31, 2021.

Closed-end funds
Assets under management in closed-end funds at December 31, 2022, which represented 13.9% of total assets under management, decreased 14.2% to $11.1 billion from $13.0 billion at December 31, 2021. The decrease was due to market depreciation of $1.7 billion and distributions of $695 million, partially offset by net inflows of $575 million. Inflows of $482 million, which included leverage, were attributable to the Company's initial public offering of the Cohen & Steers Real Estate
Opportunities and Income Fund (RLTY). Our organic growth rate for closed-end funds was 4.4% for the year ended December 31, 2022.
Average assets under management for closed-end funds for the year ended December 31, 2022 decreased 2.3% to $12.0 billion from $12.3 billion for the year ended December 31, 2021.
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
Open-end funds
Assets under management in open-end funds at December 31, 2021, which represented 47.7% of total assets under management, increased 44.8% to $50.9 billion from $35.2 billion at December 31, 2020. The increase was due to net inflows of $8.8 billion and market appreciation of $8.9 billion, partially offset by distributions of $1.9 billion. Net inflows included $4.2 billion into U.S. real estate and $3.3 billion into preferred securities. Market appreciation included $7.8 million from U.S. real estate. Distributions included $1.0 billion from U.S. real estate and $762 million from preferred securities. Of these distributions, $1.5 billion was reinvested and included in net flows. Our organic growth rate for open-end funds was 25.0% for the year ended December 31, 2021.
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

Summary of Operating Results

(in thousands, except percentages and per share data)	Years Ended December 31,
	2022	2021	2020
U.S. GAAP
Revenue	$566,906	$583,832	$427,536
Expenses (1)	$350,968	$323,460	$332,479
Operating income	$215,938	$260,372	$95,057
Non-operating income (loss) (2)	$(19,041)	$21,572	$(1,670)
Net income attributable to common stockholders	$171,042	$211,396	$76,584
Diluted earnings per share	$3.47	$4.31	$1.57
Operating margin	38.1%	44.6%	22.2%

As Adjusted (3)
Net income attributable to common stockholders	$182,251	$197,947	$125,291
Diluted earnings per share	$3.70	$4.03	$2.57
Operating margin	43.0%	46.0%	39.6%
_________________________
(1)Included expenses of $60.6 million associated with the initial public offering of the Cohen & Steers Tax-Advantaged Preferred Securities and Income Fund (PTA) for the year ended December 31, 2020.
(2)Included amounts attributable to third-party interests in consolidated investment vehicles. Refer to non-operating income (loss) tables on pages 30 and 32 for additional detail.
(3)Refer to pages 33-35 for reconciliations of U.S. GAAP to as adjusted results.
2022 Compared with 2021
Revenue

(in thousands)	Years Ended December 31,
	2022	2021	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$288,577	$288,359	$218	0.1%
Institutional accounts	134,012	146,345	$(12,333)	(8.4)%
Closed-end funds	106,722	108,840	$(2,118)	(1.9)%
Total	529,311	543,544	$(14,233)	(2.6)%
Distribution and service fees	35,093	37,630	$(2,537)	(6.7)%
Other	2,502	2,658	$(156)	(5.9)%
Total revenue	$566,906	$583,832	$(16,926)	(2.9)%
Investment advisory and administration fees decreased from the year ended December 31, 2021, primarily due to lower average assets under management in both institutional accounts and closed-end funds, as well as lower performance fees from certain institutional accounts.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annual effective fee rate of 66.8 bps and 67.1 bps for the years ended December 31, 2022 and 2021, respectively.
•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annual effective fee rate of 36.8 bps and 37.6 bps for the years ended December 31, 2022 and 2021, respectively. The decrease in the implied annual effective fee rate was primarily due to lower performance fees for the year ended December 31, 2022. Excluding the performance fees of $636,000 and $5.6 million, the implied annual effective fee rate would have been 36.7 bps and 36.2 bps for the years ended December 31, 2022 and 2021, respectively.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annual effective fee rate of 88.6 bps and 88.4 bps for the years ended December 31, 2022 and 2021, respectively.

Distribution and service fees for the year ended December 31, 2022 decreased primarily due to lower average assets under management in load share classes.
Expenses

(in thousands)	Years Ended December 31,
	2022	2021	$ Change	% Change
Employee compensation and benefits	$208,831	$195,443	$13,388	6.9%
Distribution and service fees	82,928	75,891	$7,037	9.3%
General and administrative	54,826	48,034	$6,792	14.1%
Depreciation and amortization	4,383	4,092	$291	7.1%
Total expenses	$350,968	$323,460	$27,508	8.5%
Employee compensation and benefits increased from the year ended December 31, 2021, primarily due to higher amortization of restricted stock units of $9.1 million and an increase in salaries of $6.0 million, partially offset by lower incentive compensation of $2.3 million.
Distribution and service fee expenses increased from the year ended December 31, 2021, primarily due to costs of $14.2 million associated with the initial public offering of RLTY in 2022, partially offset by a shift in the composition of assets under management into lower cost share classes.
General and administrative expenses increased from the year ended December 31, 2021, primarily due to higher information technology-related expenses of $2.4 million, an increase in travel and entertainment of $1.9 million and one month of incremental lease expense related to the Company's future headquarters at 1166 Avenue of the Americas of $1.1 million.
Operating margin for the year ended December 31, 2022 decreased to 38.1% from 44.6% for the year ended December 31, 2021. The year ended December 31, 2022 included costs associated with the initial public offering of RLTY. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Year Ended December 31, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$3,718	$1,355	$1,745		$6,818
Gain (loss) from investments—net	(26,480)	(2,345)	3,719	(1)	(25,106)
Foreign currency gain (loss)—net	(3,765)	(14)	3,026		(753)
Total non-operating income (loss)	(26,527)	(1,004)	8,490		(19,041)
Net (income) loss attributable to noncontrolling interests	21,556	—	—		21,556
Non-operating income (loss) attributable to the Company	$(4,971)	$(1,004)	$8,490		$2,515
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments included in both Consolidated Investment Vehicles and Corporate Seed Investments.

(in thousands)	Year Ended December 31, 2021
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$2,166	$652	$59		$2,877
Gain (loss) from investments—net	20,072	6,130	(7,418)	(1)	18,784
Foreign currency gain (loss)—net	331	(1)	(419)		(89)
Total non-operating income (loss)	22,569	6,781	(7,778)		21,572
Net (income) loss attributable to noncontrolling interests	(14,758)	—	—		(14,758)
Non-operating income (loss) attributable to the Company	$7,811	$6,781	$(7,778)		$6,814
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments included in both Consolidated Investment Vehicles and Corporate Seed Investments.

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Years Ended December 31,
	2022	2021
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.3	3.8
Non-deductible executive compensation	3.0	2.3
Unrecognized tax benefit adjustments	(3.3)	(3.2)
Excess tax benefits related to the vesting and delivery of restricted stock units	(2.7)	(2.2)
Other	0.4	(0.8)
Effective income tax rate	21.7%	20.9%
2021 Compared with 2020
Revenue

(in thousands)	Years Ended December 31,
	2021	2020	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$288,359	$201,135	$87,224	43.4%
Institutional accounts	146,345	115,876	$30,469	26.3%
Closed-end funds	108,840	78,026	$30,814	39.5%
Total	543,544	395,037	$148,507	37.6%
Distribution and service fees	37,630	30,134	$7,496	24.9%
Other	2,658	2,365	$293	12.4%
Total revenue	$583,832	$427,536	$156,296	36.6%
Investment advisory and administration fees increased from the year ended December 31, 2020, primarily due to higher average assets under management across all three types of investment vehicles.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annual effective fee rate of 67.1 bps and 66.7 bps for the years ended December 31, 2021 and 2020, respectively.
•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annual effective fee rate of 37.6 bps and 38.8 bps for the years ended December 31, 2021 and 2020, respectively. The decrease in the implied annual effective fee rate was primarily due to lower performance fees for the year ended December 31, 2021. Excluding the performance fees of $5.6 million and $7.7 million, the implied annual effective fee rate would have been 36.2 bps for the years ended December 31, 2021 and 2020, respectively.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annual effective fee rate of 88.4 bps and 85.4 bps for the years ended December 31, 2021 and 2020, respectively. The increase in the implied annual effective fee rate was primarily due to the initial public offering of PTA in the fourth quarter of 2020.
Distribution and service fees for the year ended December 31, 2021 increased primarily due higher average assets under management in U.S. open-end funds.

Expenses

(in thousands)	Years Ended December 31,
	2021	2020	$ Change	% Change
Employee compensation and benefits	$195,443	$156,457	$38,986	24.9%
Distribution and service fees	75,891	115,084	$(39,193)	(34.1)%
General and administrative	48,034	56,286	$(8,252)	(14.7)%
Depreciation and amortization	4,092	4,652	$(560)	(12.0)%
Total expenses	$323,460	$332,479	$(9,019)	(2.7)%
Employee compensation and benefits increased from the year ended December 31, 2020, primarily due to an increase in incentive compensation of $24.8 million and higher accelerated vesting of certain restricted stock units of $6.4 million.
Distribution and service fee expenses for the year ended December 31, 2020 included expenses of $57.8 million associated with the initial public offering of PTA. Excluding these expenses, distribution and service fees for the year ended December 31, 2021 increased $18.6 million primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses for the year ended December 31, 2020 included expenses of $11.9 million associated with the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering. Excluding these expenses, general and administrative expenses for the year ended December 31, 2021 increased $3.6 million primarily due to higher recruitment fees of $1.7 million and higher information technology-related expenses of $1.2 million.
Operating Margin
Operating margin for the year ended December 31, 2021 increased to 44.6% from 22.2% for the year ended December 31, 2020. The year ended December 31, 2020 included costs associated with the initial public offering of PTA and the RQI rights offering noted above.
Non-operating Income (Loss)

(in thousands)	Year Ended December 31, 2021
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$2,166	$652	$59		$2,877
Gain (loss) from investments—net	20,072	6,130	(7,418)	(1)	18,784
Foreign currency gain (loss)—net	331	(1)	(419)		(89)
Total non-operating income (loss)	22,569	6,781	(7,778)		21,572
Net (income) loss attributable to noncontrolling interests	(14,758)	—	—		(14,758)
Non-operating income (loss) attributable to the Company	$7,811	$6,781	$(7,778)		$6,814
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.

(in thousands)	Year Ended December 31, 2020
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$1,763	$595	$1,004		$3,362
Gain (loss) from investments—net	(2,492)	204	(1,828)	(1)	(4,116)
Foreign currency gain (loss)—net	(399)	—	(517)		(916)
Total non-operating income (loss)	(1,128)	799	(1,341)		(1,670)
Net (income) loss attributable to noncontrolling interests	1,419	—	—		1,419
Non-operating income (loss) attributable to the Company	$291	$799	$(1,341)		$(251)
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments including both consolidated investment vehicles and corporate seed investments.

Income Taxes

	Years Ended December 31,
	2021	2020
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.8	4.1
Non-deductible executive compensation	2.3	2.6
Unrecognized tax benefit adjustments	(3.2)	0.4
Excess tax benefits related to the vesting and delivery of restricted stock units	(2.2)	(9.0)
Other	(0.8)	0.1
Effective income tax rate	20.9%	19.2%
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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income attributable to common stockholders, U.S. GAAP	$171,042	$211,396	$76,584
Seed investments (1)	4,317	(5,870)	1,443
Accelerated vesting of restricted stock units	10,260	7,197	774
Lease expense - 280 Park Avenue (2)	776	—	—
Initial public offering costs (3)	15,239	—	60,559
Rights offering costs (4)	—	—	11,859
Other non-recurring expenses (5)	—	—	500
Foreign currency exchange (gains) losses—net (6)	(4,741)	(475)	871
Tax adjustments (7)	(14,642)	(14,301)	(27,299)
Net income attributable to common stockholders, as adjusted	$182,251	$197,947	$125,291

Diluted weighted average shares outstanding	49,297	49,090	48,676
Diluted earnings per share, U.S. GAAP	$3.47	$4.31	$1.57
Seed investments	0.09	(0.12)	0.03
Accelerated vesting of restricted stock units	0.21	0.15	0.02
Lease expense - 280 Park Avenue	0.02	—	—
Initial public offering costs	0.31	—	1.24
Rights offering costs	—	—	0.24
Other non-recurring expenses	—	—	0.01
Foreign currency exchange (gains) losses—net	(0.10)	(0.01)	0.02
Tax adjustments	(0.30)	(0.30)	(0.56)
Diluted earnings per share, as adjusted	$3.70	$4.03	$2.57
_________________________
(1)Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles as well as non-operating (income) loss from seed investments that were not consolidated.
(2)Represents one month of lease expense related to the Company's current headquarters at 280 Park Avenue, which it expects to vacate in the fourth quarter of 2023. In connection with the transition to its future headquarters, the Company will recognize additional GAAP lease expense as a result of the overlapping terms for both its current and future headquarters until its current headquarters lease expires in January 2024.

(3)Represents costs associated with the initial public offerings of RLTY and PTA for years ended December 31, 2022 and 2020, respectively. Costs are summarized in the following table:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Employee compensation and benefits	$357	$—	$1,317
Distribution and service fees	14,224	—	57,818
General and administrative	658	—	1,424
Initial public offering costs	$15,239	$—	$60,559
(4)Represents costs associated with the RQI rights offering, which were recorded in general and administrative expense.
(5)Represents non-recurring expenses, which were recorded in distribution and service fees.
(6)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(7)Tax adjustments are summarized in the following table:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Exclusion of tax effects associated with items noted above	$(3,522)	$(2,262)	$(17,119)
Exclusion of discrete tax items	(11,120)	(12,039)	(10,180)
Total tax adjustments	$(14,642)	$(14,301)	$(27,299)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Revenue, U.S. GAAP	$566,906	$583,832	$427,536
Seed investments (1)	790	411	281
Revenue, as adjusted	$567,696	$584,243	$427,817

Expenses, U.S. GAAP	$350,968	$323,460	$332,479
Seed investments (1)	(838)	(819)	(424)
Accelerated vesting of restricted stock units	(10,260)	(7,197)	(774)
Lease expense - 280 Park Avenue (2)	(776)	—	—
Initial public offering costs (3)	(15,239)	—	(60,559)
Rights offering costs (4)	—	—	(11,859)
Other non-recurring expenses (5)	—	—	(500)
Expenses, as adjusted	$323,855	$315,444	$258,363

Operating income, U.S. GAAP	$215,938	$260,372	$95,057
Seed investments (1)	1,628	1,230	705
Accelerated vesting of restricted stock units	10,260	7,197	774
Lease expense - 280 Park Avenue (2)	776	—	—
Initial public offering costs (3)	15,239	—	60,559
Rights offering costs (4)	—	—	11,859
Other non-recurring expenses (5)	—	—	500
Operating income, as adjusted	$243,841	$268,799	$169,454

Operating margin, U.S. GAAP	38.1%	44.6%	22.2%
Operating margin, as adjusted	43.0%	46.0%	39.6%
_________________________
(1)Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles.
(2)Represents one month of lease expense related to the Company's current headquarters at 280 Park Avenue, which it expects to vacate in the fourth quarter of 2023. In connection with the transition to its future headquarters, the Company will recognize additional non-recurring GAAP lease expense as a result of the overlapping terms for both its current and future headquarters until its current headquarters lease expires in January 2024.

(3)Represents costs associated with the initial public offerings of RLTY and PTA for years ended December 31, 2022 and 2020, respectively. Costs are summarized in the following table:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Employee compensation and benefits	$357	$—	$1,317
Distribution and service fees	14,224	—	57,818
General and administrative	658	—	1,424
Initial public offering costs	$15,239	$—	$60,559
(4)Represents costs associated with the RQI rights offering, which were recorded in general and administrative expense.
(5)Represents non-recurring expenses, which were recorded in distribution and service fees.
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Years Ended December 31,
(in thousands)	2022	2021	2020
Non-operating income (loss), U.S. GAAP	$(19,041)	$21,572	$(1,670)
Seed investments (1)	24,245	(21,858)	2,157
Foreign currency exchange (gains) losses—net (2)	(4,741)	(475)	871
Non-operating income (loss), as adjusted	$463	$(761)	$1,358
_________________________
(1)Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles as well as non-operating (income) loss from seed investments that were not consolidated.
(2)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

Changes in Financial Condition, Liquidity and Capital Resources
We seek to maintain a balance sheet that supports our business strategies and provides the appropriate amount of liquidity at all times.
Net Liquid Assets
Our current financial condition is highly liquid and is primarily comprised of cash and cash equivalents, liquid seed investments and other current assets. Liquid assets are reduced by current liabilities, which are generally defined as obligations due within one year (together, net liquid assets).
The table below summarizes net liquid assets:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$247,418	$184,373
Liquid seed investments—net	67,987	62,679
Other current assets	70,716	84,533
Current liabilities	(114,522)	(118,888)
Net liquid assets	$271,599	$212,697
Cash and cash equivalents
Cash and cash equivalents are on deposit with several highly rated financial institutions and include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
Liquid seed investments—net
Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments include corporate securities held directly for the purpose of establishing performance track records and the Company's economic interest in consolidated investment vehicles and are presented net of noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At December 31, 2022, institutional accounts comprised 46.3% of total accounts receivable, while open-end and closed-end funds, together, comprised 48.0% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectability and, based on our analysis at December 31, 2022, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable and other liabilities and accrued expenses.
Future capital needs
Our business has become more capital intensive, primarily through co-investment opportunities. Potential uses of capital range from funding the upfront costs associated with closed-end fund launches and rights offerings, seeding new strategies and vehicles, co-investing in private real estate vehicles, and making various one-time investments to grow our firm infrastructure as our business scales. In order to provide us with the financial flexibility to pursue these opportunities, on January 20, 2023, we entered into a Credit Agreement providing for a $100 million senior unsecured revolving credit facility maturing on January 20, 2026. Borrowings under the Credit Agreement will be used for working capital and other general corporate purposes. To date, we have not drawn on the credit agreement.
During August 2022, we entered into a lease agreement for our new corporate headquarters in New York City. In connection with the build-out of our new space, we expect to incur costs of approximately $40.0 million to $50.0 million, net of lease incentives. The lease for our current corporate headquarters, also in New York City, is scheduled to expire in January 2024.

We have committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) of which $32.6 million remains unfunded. In addition, we have committed to invest up to $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) of which $124.8 million remains unfunded. The timing for funding the remaining portion of our commitments is determined by the investment vehicles.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flow Data:
Net cash provided by (used in) operating activities	$61,680	$242,901	$89,186
Net cash provided by (used in) investing activities	(2,857)	47,648	(1,770)
Net cash provided by (used in) financing activities	8,975	(145,426)	(148,895)
Net increase (decrease) in cash and cash equivalents	67,798	145,123	(61,479)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,440)	(999)	1,359
Cash and cash equivalents, beginning of the period	185,356	41,232	101,352
Cash and cash equivalents, end of the period	$248,714	$185,356	$41,232
In 2022, cash and cash equivalents, excluding the effect of foreign exchange rate changes, increased by $67.8 million when compared with 2021. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $61.7 million. Net cash used in investing activities was $2.9 million, which included purchases of property and equipment of $4.2 million, partially offset by net proceeds from the sales and maturities of U.S. Treasury securities held for corporate purposes and securities held directly for the purpose of establishing performance track records of $1.0 million. Net cash provided by financing activities was $9.0 million, including net contributions from noncontrolling interests of $142.1 million, partially offset by dividends paid to stockholders of $107.4 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $26.8 million.
In 2021, cash and cash equivalents, excluding the effect of foreign exchange rate changes, increased by $145.1 million when compared with 2020. The year ended December 31, 2020 included costs associated with the initial public offering of PTA and the RQI rights offering. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $242.9 million. Net cash provided by investing activities was $47.6 million, which included $41.7 million of proceeds from the sales and maturities of U.S. Treasury securities held for corporate purposes and net proceeds of securities held directly for the purpose of establishing performance track records of $8.1 million. Net cash used in financing activities was $145.4 million, including dividends paid to stockholders of $147.6 million, which included a special dividend of $60.3 million paid on November 30, 2021, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $22.6 million, partially offset by net contributions from noncontrolling interests of $23.7 million.
In 2020, cash and cash equivalents, excluding the effect of foreign exchange rate changes, decreased by $61.5 million when compared with 2019. The decrease in cash was primarily due to the payment of expenses of $60.6 million associated with the initial public offering of PTA and $12.0 million associated with the RQI rights offering for the year ended December 31, 2020. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $89.2 million. Net cash used in investing activities was $1.8 million, primarily attributable to net purchases of securities held directly for the purpose of establishing performance track records of $7.3 million and purchases of property and equipment of $2.5 million, partially offset by $8.4 million of proceeds from the sales and maturities of U.S. Treasury securities held for corporate purposes. Net cash used in financing activities was $148.9 million, including dividends paid to stockholders of $122.5 million, which included a special dividend of $47.8 million paid on December 1, 2020 and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.9 million.

Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at December 31, 2022:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Operating leases (1)	$11,824	$10,880	$13,038	$13,038	$13,038	$161,161	$222,979
Purchase obligations (2)	6,173	4,540	3,305	2,382	316	—	16,716
Other liability (3)	1,246	1,662	2,077	—	—	—	4,985
Total	$19,243	$17,082	$18,420	$15,420	$13,354	$161,161	$244,680
_________________________
(1)Includes new lease agreement for our future corporate headquarters in New York City. The lease, which has a 16-year term, carries a commitment of approximately $210.1 million.
(2)Represents contracts which are either noncancellable or cancellable with a penalty. Our obligations primarily reflected information technology equipment, software licenses and standard service contracts for market data.
(3)Consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in 2017. See Note 14, Income Taxes, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of December 31, 2022, we had funded $17.4 million of this commitment. In addition, we have committed to invest up to $125.0 million in CNSREIT. As of December 31, 2022, we had funded $0.2 million of this commitment. The timing for funding the remaining portion of our commitments is determined by the investment vehicles.
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
On February 23, 2023, we declared a quarterly dividend on our common stock in the amount of $0.57 per share. This dividend will be payable on March 16, 2023 to stockholders of record at the close of business on March 6, 2023.
Contingencies
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2022, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $5.0 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14, Income Taxes, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
Net Capital Requirements
Several of our subsidiaries are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2022, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement. See Note 12, Regulatory Requirements, in the notes to the consolidated financial statements included in Part IV, Item 15.
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
We have retained an independent valuation services firm to assist in the determination of the fair value of certain of our private real estate investments. Each real property investment is valued no less than quarterly in accordance with the applicable governing documents. Limited partnerships that hold real property investments are valued using the valuation methodology we deem most appropriate and consistent with industry best practices and market conditions. We expect the primary methodology used to value real property investments will be the income approach, whereby value is derived by determining the present value of an asset’s expected stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates actual contractual lease income, professional judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate market evidence, and other subjective factors. Other methodologies that may also be used to value a real property investment include, among other approaches, sales comparisons and cost approaches. We will monitor the real property investments for material events that we believe may be expected to have a material impact on the most recent estimated fair values of such real property investments.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and general economic conditions including inflation, which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations, our revenue and the value of our seed investments may change.
The economic environment may also preclude us from increasing the assets we manage in closed-end funds. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage. Depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain the funds’ target leverage ratios, thereby increasing or decreasing the assets we manage.
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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of December 31, 2022 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$67,987	$(33,637)	$34,350	$37,785	$30,915
Illiquid seed investments—net	$15,076	$—	$15,076	$16,584	$13,568

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
Item 9A. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11. Executive Compensation
The information contained under the headings “Executive Compensation”, “Board Meetings and Committees” and “Report of the Compensation Committee” of the Proxy Statement is incorporated by reference herein to the extent required by this Item 11.
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Amended and Restated Bylaws of the Company (10)
4.1	—	Specimen Common Stock Certificate (5)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
4.3	—	Description of the Registrant’s Securities (8)
10.1	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.2	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (6)
10.4	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (2)
10.5	—	Form of Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (3)
10.6	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (4)
10.7	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (7)
10.8	—	Letter Agreement between the Company and Robert H. Steers* (9)
10.9	—
Credit Agreement, dated as of January 20, 2023, among Cohen & Steers, Inc., Bank of America, N.A., as administrative agent, sole lead arranger and sole bookrunner, State Street Bank and Trust Company, as syndication agent, and the other lending institutions from time to time party thereto (11)

21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________________
(1)Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2013.
(3)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(4)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(5)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(6)Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2022.
(7)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(8)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
(9)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(10)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
(11)Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2023.
* Denotes compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHEN & STEERS, INC.

By:	/s/ Joseph M. Harvey
Joseph M. Harvey Chief Executive Officer, President and Director
                            February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Cohen
Martin Cohen	Chairman and Director	February 24, 2023

/s/ Robert H. Steers
Robert H. Steers	Executive Chairman and Director	February 24, 2023

/s/ Joseph M. Harvey
Joseph M. Harvey	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2023

/s/ Matthew S. Stadler
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	February 24, 2023

/s/ Elena Dulik
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

/s/ Reena Aggarwal
Reena Aggarwal	Director	February 24, 2023

/s/ Frank T. Connor
Frank T. Connor	Director	February 24, 2023

/s/ Peter L. Rhein
Peter L. Rhein	Director	February 24, 2023

/s/ Richard P. Simon
Richard P. Simon	Director	February 24, 2023

/s/ Dasha Smith
Dasha Smith	Director	February 24, 2023

/s/ Edmond D. Villani
Edmond D. Villani	Director	February 24, 2023

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cohen & Steers, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Income Taxes - Unrecognized Tax Benefits - Refer to Note 14 to the consolidated financial statements
Critical Audit Matter Description
As discussed in Note 14 to the financial statements, as of December 31, 2022, the Company had $5.0 million of gross unrecognized tax benefits.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of unrecognized tax benefits included the following, among others:
•We tested the effectiveness of controls that address the risks of material misstatement relating to uncertain tax positions.
•We, with the support of our income tax specialists, evaluated the recognition, measurement and accuracy of unrecognized tax benefits. Our procedures included but were not limited to:
–On a sample basis, inspected the Company’s analysis of uncertain income tax positions and examined the reasonableness of the assumptions and calculations the Company used to develop the related unrecognized tax benefit amounts by position and jurisdiction.
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

Fair Value - Level 3 Investments - Refer to Notes 4 and 5 to the consolidated financial statements
Critical Audit Matter Description
Certain of the Company’s consolidated funds have Level 3 investments that are reported at fair value. The fair value of these investments is determined based on unobservable pricing inputs. These investments have limited observable market activity and the inputs used in the determination of fair value require significant management judgment or estimation.
We identified the valuation of these investments as a critical audit matter because of the unobservable pricing inputs used to estimate their value, and changes in the value of these investments directly impacts the amount of unrealized gain/loss the Company recognizes for the period. Performing audit procedures to evaluate the appropriateness of these inputs used in determining the fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our specialists who possess significant valuation expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the unobservable pricing inputs used by management to estimate the fair values of these investments included the following, among others:
•We tested the design, implementation, and operating effectiveness of controls over the determination of the value of these investments.
•With the assistance of our fair value specialists, we evaluated management’s valuation methodologies and assumptions (or “inputs”), including their determination of the unobservable pricing inputs used to determine fair value. Our procedures included but were not limited to:
–Testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the inputs used by management.
–Evaluating the impact of current market events and conditions, as well as relevant comparable transactions, on the valuation techniques and assumptions used by management (e.g., sector and geographic location performance, occupancy rates and other market fundamentals, and interest rate environment).
–Assessing the consistency with which management applied its process.

/s/    DELOITTE & TOUCHE LLP
New York, New York
February 24, 2023
We have served as the Company’s auditor since 2003.

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$247,418	$184,373
Investments ($134,929 and $127,912) (1)	172,955	154,654
Accounts receivable	70,193	84,090
Due from brokers ($38 and $1,340) (1)	2,080	3,567
Property and equipment—net	8,757	8,938
Operating lease right-of-use assets—net	136,430	22,009
Goodwill and intangible assets—net	19,049	19,696
Other assets ($576 and $1,589) (1)	16,497	15,360
Total assets	$673,379	$492,687

Liabilities:
Accrued compensation and benefits	$77,764	$79,167
Distribution and service fees payable	8,421	10,183
Operating lease liabilities	138,809	24,525
Income tax payable	7,750	22,611
Due to brokers ($11 and $926) (1)	835	927
Other liabilities and accrued expenses ($664 and $689) (1)	12,857	10,948
Total liabilities	246,436	148,361
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	85,335	89,143
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 55,051,975 and 54,267,309 shares issued at December 31, 2022 and 2021, respectively	551	543
Additional paid-in capital	769,373	715,847
Accumulated deficit	(171,417)	(231,967)
Accumulated other comprehensive loss	(10,784)	(5,886)
Treasury stock, at cost, 6,329,178 and 5,997,239 shares at December 31, 2022 and 2021, respectively	(250,169)	(223,354)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	337,554	255,183
Nonredeemable noncontrolling interests	4,054	—
Total stockholders’ equity	341,608	255,183
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$673,379	$492,687
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2022 and 2021 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Investment advisory and administration fees	$529,311	$543,544	$395,037
Distribution and service fees	35,093	37,630	30,134
Other	2,502	2,658	2,365
Total revenue	566,906	583,832	427,536
Expenses:
Employee compensation and benefits	208,831	195,443	156,457
Distribution and service fees	82,928	75,891	115,084
General and administrative	54,826	48,034	56,286
Depreciation and amortization	4,383	4,092	4,652
Total expenses	350,968	323,460	332,479
Operating income	215,938	260,372	95,057
Non-operating income (loss):
Interest and dividend income—net	6,818	2,877	3,362
Gain (loss) from investments—net	(25,106)	18,784	(4,116)
Foreign currency gain (loss)—net	(753)	(89)	(916)
Total non-operating income (loss)	(19,041)	21,572	(1,670)
Income before provision for income taxes	196,897	281,944	93,387
Provision for income taxes	47,411	55,790	18,222
Net income	149,486	226,154	75,165
Net (income) loss attributable to noncontrolling interests	21,556	(14,758)	1,419
Net income attributable to common stockholders	$171,042	$211,396	$76,584

Earnings per share attributable to common stockholders:
Basic	$3.51	$4.38	$1.60
Diluted	$3.47	$4.31	$1.57
Weighted average shares outstanding:
Basic	48,781	48,316	47,800
Diluted	49,297	49,090	48,676

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$149,486	$226,154	$75,165
Net (income) loss attributable to noncontrolling interests	21,556	(14,758)	1,419
Net income attributable to common stockholders	171,042	211,396	76,584
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(4,898)	(1,752)	2,192
Total comprehensive income attributable to common stockholders	$166,144	$209,644	$78,776

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
NONCONTROLLING INTERESTS
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests	Shares of Common Stock, Net
January 1, 2020	$527	$636,788	$(242,461)	$(6,326)	$(174,825)	$—	$213,703	$53,412	47,250
Dividends ($2.56 per share)	—	—	(125,665)	—	—	—	(125,665)	—	—
Issuance of common stock	8	1,002	—	—	—	—	1,010	—	883
Repurchase of common stock	—	—	—	—	(25,937)	—	(25,937)	—	(345)
Issuance of restricted stock units—net	—	3,865	—	—	—	—	3,865	—	—
Amortization of restricted stock units—net	—	28,487	—	—	—	—	28,487	—	—
Net income (loss)	—	—	76,584	—	—	—	76,584	(1,419)	—
Other comprehensive income (loss)	—	—	—	2,192	—	—	2,192	—	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	(1,328)	—
December 31, 2020	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$—	$174,239	$50,665	47,788
Dividends ($3.05 per share)	—	—	(151,821)	—	—	—	(151,821)	—	—
Issuance of common stock	8	1,170	—	—	—	—	1,178	—	805
Repurchase of common stock	—	—	—	—	(22,592)	—	(22,592)	—	(323)
Issuance of restricted stock units—net	—	6,389	—	—	—	—	6,389	—	—
Amortization of restricted stock units—net	—	38,146	—	—	—	—	38,146	—	—
Net income (loss)	—	—	211,396	—	—	—	211,396	14,758	—
Other comprehensive income (loss)	—	—	—	(1,752)	—	—	(1,752)	—	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	23,720	—
December 31, 2021	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$—	$255,183	$89,143	48,270
Dividends ($2.20 per share)	—	—	(110,492)	—	—	—	(110,492)	—	—
Issuance of common stock	8	1,219	—	—	—	—	1,227	—	785
Repurchase of common stock	—	—	—	—	(26,815)	—	(26,815)	—	(332)
Issuance of restricted stock units—net	—	5,803	—	—	—	—	5,803	—	—
Amortization of restricted stock units—net	—	46,504	—	—	—	—	46,504	—	—
Net income (loss)	—	—	171,042	—	—	(765)	170,277	(20,791)	—
Other comprehensive income (loss)	—	—	—	(4,898)	—	—	(4,898)	—	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	4,819	4,819	137,280	—
Net consolidation (deconsolidation) of investment vehicles	—	—	—	—	—	—	—	(120,297)	—
December 31, 2022	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335	48,723
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$149,486	$226,154	$75,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	49,352	40,464	29,337
Depreciation and amortization	5,552	5,690	6,145
Amortization of right-of-use assets	11,798	10,343	10,128
(Gain) loss from investments—net	25,106	(18,784)	4,116
Deferred income taxes	(1,199)	104	107
Foreign currency (gain) loss	1,587	1,974	(1,269)
Changes in operating assets and liabilities:
Accounts receivable	12,310	(16,384)	(9,310)
Due from brokers	(1,632)	1,539	(3,382)
Investments within consolidated investment vehicles	(170,372)	(27,525)	(3,605)
Other assets	5,229	2,894	(2,245)
Accrued compensation and benefits	(1,403)	22,783	4,622
Distribution and service fees payable	(1,762)	2,435	430
Operating lease liabilities	(11,935)	(11,550)	(11,314)
Due to brokers	3,046	450	135
Income tax payable	(15,036)	9,991	(9,640)
Other liabilities and accrued expenses	1,553	(7,677)	(234)
Net cash provided by (used in) operating activities	61,680	242,901	89,186
Cash flows from investing activities:
Purchases of investments	(145,345)	(54,043)	(70,963)
Proceeds from sales and maturities of investments	146,711	104,386	71,695
Purchases of property and equipment	(4,223)	(2,695)	(2,502)
Net cash provided by (used in) investing activities	(2,857)	47,648	(1,770)
Cash flows from financing activities:
Issuance of common stock—net	1,043	1,001	859
Repurchase of common stock	(26,815)	(22,592)	(25,937)
Dividends to stockholders	(107,352)	(147,555)	(122,489)
Net contributions (distributions) from noncontrolling interests	142,099	23,720	(1,328)
Net cash provided by (used in) financing activities	8,975	(145,426)	(148,895)
Net increase (decrease) in cash and cash equivalents	67,798	145,123	(61,479)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,440)	(999)	1,359
Cash and cash equivalents, beginning of the year	185,356	41,232	101,352
Cash and cash equivalents, end of the year	$248,714	$185,356	$41,232

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash and cash equivalents reported within the consolidated statements of cash flows above:

	As of December 31,
(in thousands)	2022	2021	2020
Cash and cash equivalents	$247,418	$184,373	$41,232
Cash included in investments (1)	1,296	983	—
Total cash and cash equivalents within consolidated statements of cash flows	$248,714	$185,356	$41,232
________________________
(1)    Cash included in investments represents operating cash held in consolidated investment vehicles.
For the years ended December 31, 2022, 2021 and 2020, the Company paid taxes, net of tax refunds, of $63.6 million, $45.7 million and $27.7 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $3.1 million, $4.3 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the consolidated statements of changes in stockholders' equity.
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
Noncontrolling Interests—Noncontrolling interests consist of third-party interests in the Company's consolidated investment vehicles. Noncontrolling interests that are not redeemable at the option of the investors are classified as nonredeemable noncontrolling interests and are included in stockholder’s equity. Noncontrolling interests that are redeemable

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the option of the investors are classified as redeemable noncontrolling interests and not treated as permanent equity. Redeemable noncontrolling interests are recorded at fair value which approximates the redemption value at each reporting period.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. The cumulative translation adjustment was $(10.8) million, $(5.9) million and $(4.1) million as of December 31, 2022, 2021 and 2020, respectively, and was reported within accumulated other comprehensive income (loss) on the consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s consolidated statements of operations.
Comprehensive Income—The Company reports all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income generally includes net income or loss attributable to common stockholders and amounts attributable to foreign currency translation gain (loss).
Recently Issued Accounting Pronouncements—In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-03 (ASU), Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, which would be a change in practice for certain entities. The ASU also indicates that a contractual sale restriction is not a separate unit of account, and requires new disclosures for all entities with equity securities subject to a contractual sale restriction. This new guidance will be effective on January 1, 2024. The Company does not expect that the adoption of this new standard will have a material effect on the Company's consolidated financial statements and related disclosures.
3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Years ended December 31,
(in thousands)	2022	2021	2020
Client domicile:
North America	$496,368	$506,364	$363,834
Japan	36,056	38,039	32,517
Europe, Middle East and Africa	21,439	26,330	19,869
Asia Pacific excluding Japan	13,043	13,099	11,316
Total	$566,906	$583,832	$427,536

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
(in thousands)	2022	2021	2020
Investment vehicle:
Open-end funds	$326,172	$328,647	$233,634
Institutional accounts	134,012	146,345	115,876
Closed-end funds	106,722	108,840	78,026
Total	$566,906	$583,832	$427,536
4. Investments
The following table summarizes the Company’s investments:

(in thousands)	December 31, 2022	December 31, 2021
Equity investments at fair value	$157,646	$130,930
Trading	15,289	23,711
Equity method	20	13
Total investments	$172,955	$154,654

The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net realized gains (losses) during the period	$7,147	$8,402	$(5,395)
Net unrealized gains (losses) during the period on investments still held at the end of the period	(32,253)	10,382	1,279
Gain (loss) from investments—net (1)	$(25,106)	$18,784	$(4,116)
_________________________
(1)    Included gain (loss) attributable to noncontrolling interests.
At December 31, 2022, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (SICAV GLI), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF). During the year ended December 31, 2022, SICAV RAP was deconsolidated. At December 31, 2021, the Company's consolidated VIEs included SICAV GLI, SICAV GRE, SICAV RAP, GRP-CIP and REOF.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the consolidated statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	December 31, 2022
	SICAV GLI	SICAV GRE	GRP-CIP	REOF	Total
Assets (1)
Investments	$36,296	$79,434	$147	$19,052	$134,929
Due from brokers	11	—	27	—	38
Other assets	151	370	—	55	576
Total assets	36,458	79,804	174	19,107	135,543

Liabilities (1)
Due to brokers	$11	$—	$—	$—	$11
Other liabilities and accrued expenses	91	214	5	354	664
Total liabilities	102	214	5	354	675

Net assets	$36,356	$79,590	$169	$18,753	$134,868

Attributable to the Company	$19,116	$11,495	$169	$14,699	$45,479
Attributable to noncontrolling interests	17,240	68,095	—	4,054	89,389
Net assets	$36,356	$79,590	$169	$18,753	$134,868
_________________________
(1)    The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

(in thousands)	December 31, 2021
	SICAV GLI	SICAV GRE	SICAV RAP	GRP-CIP	REOF	Total
Assets (1)
Investments	$8,266	$57,354	$59,493	$150	$2,649	$127,912
Due from brokers	—	1,107	86	147	—	1,340
Other assets	42	214	740	—	593	1,589
Total assets	8,308	58,675	60,319	297	3,242	130,841

Liabilities (1)
Due to brokers	$—	$347	$579	$—	$—	$926
Other liabilities and accrued expenses	35	126	108	5	415	689
Total liabilities	35	473	687	5	415	1,615

Net assets	$8,273	$58,202	$59,632	$292	$2,827	$129,226

Attributable to the Company	$8,261	$15,355	$13,348	$292	$2,827	$40,083
Attributable to noncontrolling interests	12	42,847	46,284	—	—	89,143
Net assets	$8,273	$58,202	$59,632	$292	$2,827	$129,226
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
The following tables present fair value measurements:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$208,557	$—	$—	$—	$208,557
Equity investments at fair value:
Common stocks	$142,268	$987	$—	$—	$143,255
Limited partnership interests	—	—	10,759	1,544	12,303
Master limited partnership interests	316	—	—	—	316
Preferred securities	1,391	49	—	—	1,440
Other	200	—	—	132	332
Total	$144,175	$1,036	$10,759	$1,676	$157,646
Trading investments:
Fixed income	$—	$15,289	$—	$—	$15,289
Equity method investments	$—	$—	$—	$20	$20

Total investments	$144,175	$16,325	$10,759	$1,696	$172,955

Derivatives - assets:
Total return swaps - commodities	$—	$28	$—	$—	$28
Total return swaps - equities	—	248	—	—	248
Total	$—	$276	$—	$—	$276
Derivatives - liabilities:
Total return swaps - commodities	$—	$27	$—	$—	$27
Total return swaps - equities	—	690	—	—	690
Forward contracts - foreign exchange	—	742	—	—	742
Total	$—	$1,459	$—	$—	$1,459
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
Equity investments at fair value classified as Level 3 as of December 31, 2022 were comprised of a limited partnership interest in a joint venture that holds an investment in private real estate.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•Equity method investments included the Company's partnership interests in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and Cohen & Steers Global Listed Infrastructure Fund L.P. (LPGI). GRP-TE invests in non-registered real estate funds and LPGI invests in global infrastructure securities. The Company's ownership interest in GRP-TE was approximately 0.2% at December 31, 2022 and 2021. The Company's ownership interest in LPGI was approximately 0.01% at December 31, 2022 and no ownership at December 31, 2021.
At December 31, 2022 and 2021, the Company did not have the ability to redeem its limited partnership interests in private real estate funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust or LPGI.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Years Ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$—	$—
Purchases/contributions	19,380	—
Sales/distributions	(5,874)	—
Unrealized gains (losses)	(2,747)	—
Balance at end of period	$10,759	$—
Unrealized gains (losses) and realized gains (losses), if any, in the above table were recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$10,759	Discounted cash flow	Discount rate Terminal capitalization rate	8.75% 7.25%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.
6. Derivatives
The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of December 31, 2022
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,340	$1,980	$28	$27
Total return swaps - equities	—	31,657	248	690
Forward contracts - foreign exchange	—	9,810	—	742
Total corporate derivatives	$2,340	$43,447	$276	$1,459

	As of December 31, 2021
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps - commodities	$2,549	$3,810	$94	$17
Total return swaps - equities	—	22,899	—	867
Forward contracts - foreign exchange	—	11,969	209	3
Total corporate derivatives	$2,549	$38,678	$303	$887
Derivatives held by consolidated investment vehicles:
Total return swaps - commodities	10,931	—	387	—

Total	$13,480	$38,678	$690	$887
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For corporate derivatives, cash included in due from brokers on the consolidated statements of financial condition of $2.0 million and $2.2 million at December 31, 2022 and 2021, respectively, and U.S. Treasury securities included in investments of $0.2 million at December 31, 2022 and 2021, respectively, were held as collateral for forward and swap contracts.
At December 31, 2021, for non-corporate derivatives, due to brokers included $0.5 million of cash collateral payable to trade counterparties.
The following table summarizes net gains (losses) from derivative financial instruments:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Corporate derivatives:
Futures - commodities (1)	$—	$3,391	$(105)
Total return swaps - commodities	(251)	(3,082)	(266)
Total return swaps - equities	3,942	(4,530)	(1,562)
Forward contracts - foreign exchange	(948)	550	(375)
Total corporate derivatives	$2,743	$(3,671)	$(2,308)
Derivatives held by consolidated investment vehicles:
Total return swaps - commodities	3,988	1,526	—

Total (2)	$6,731	$(2,145)	$(2,308)
________________________
(1)The Company liquidated its commodity future contracts during 2021.
(2)Gains and losses on futures and total return swap contracts are included in gain (loss) from investments—net in the Company's consolidated statements of operations. Gains and losses on forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's consolidated statements of operations.
7. Property and Equipment
The following table summarizes the Company’s property and equipment:

	December 31,
(in thousands)	2022	2021
Equipment	$8,153	$7,274
Furniture and fixtures	3,704	3,683
Software	26,848	23,556
Leasehold improvements	15,466	15,518
Subtotal	54,171	50,031
Less: Accumulated depreciation and amortization	(45,414)	(41,093)
Property and equipment, net	$8,757	$8,938

Depreciation and amortization expense related to property and equipment was $4.4 million, $4.1 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income	$149,486	$226,154	$75,165
Net (income) loss attributable to noncontrolling interests	21,556	(14,758)	1,419
Net income attributable to common stockholders	$171,042	$211,396	$76,584
Basic weighted average shares outstanding	48,781	48,316	47,800
Dilutive potential shares from restricted stock units	516	774	876
Diluted weighted average shares outstanding	49,297	49,090	48,676

Basic earnings per share attributable to common stockholders	$3.51	$4.38	$1.60
Diluted earnings per share attributable to common stockholders	$3.47	$4.31	$1.57

Anti-dilutive common stock equivalents excluded from the calculation	3	—	—
9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards to eligible employees and directors. The SIP was amended in 2022 to (i) extend the term of the SIP an additional ten years through May 5, 2032, and (ii) increase the number of shares of common stock of the Company with respect to which awards may be granted under the plan. As of December 31, 2022, a total of 23.0 million shares of common stock may be granted under the SIP. The board of directors is authorized to increase the number of shares available for issuance under the SIP, subject to shareholder approval. At December 31, 2022, 18.7 million RSUs, representing the same amount of common stock, had been issued under the SIP. As of December 31, 2022, there was $68.3 million of compensation related to unamortized RSUs that had not yet been recognized in the consolidated statement of operations. The Company expects to recognize this expense over approximately the next three years. In January 2023, the Company granted approximately 694,000 RSUs under the SIP with a grant date fair value of $50.4 million, which generally vest over a four-year period.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company grants awards of vested RSUs to the non-management directors and certain employees of the Company pursuant to the SIP. Dividends declared on these awards are paid in cash. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of $2.7 million, $2.1 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Unvested Restricted Stock Unit Grants
From time to time, the Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service period, which is generally four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded stock-based compensation expense, net of forfeitures, of $8.8 million, $8.5 million and $4.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically allocates a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). The fair value at the date of grant of the RSUs under the Mandatory Program is expensed on a straight-line basis over the vesting period, which is generally four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded stock-based compensation expense under the Mandatory Program, net of forfeitures, of $37.5 million, $29.9 million and $23.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During the year ended December 31, 2022, RSU awards representing approximately 21,000 shares of common stock were modified resulting in $0.4 million of incremental compensation expense that was recognized over the requisite service period and recorded in 2022.
The following table sets forth activity relating to the Company’s RSUs under the SIP (share data in thousands):

	Vested Restricted Stock Unit Grants		Unvested Restricted Stock Unit Grants		Incentive Bonus Plans Restricted Stock Unit Grants
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2020	54	$44.06	302	$38.78	1,874	$38.38
Granted	12	55.71	189	63.17	437	73.29
Delivered	(16)	38.22	(143)	36.96	(705)	36.30
Forfeited	—	—	(7)	50.60	(78)	49.73
Balance at December 31, 2020	50	48.80	341	52.80	1,528	48.76
Granted	26	81.05	285	71.74	672	72.81
Delivered	(18)	46.34	(139)	46.80	(632)	44.15
Forfeited	—	—	(31)	59.35	(186)	57.61
Balance at December 31, 2021	58	64.07	456	66.02	1,382	61.37
Granted	16	71.26	64	74.96	662	82.04
Delivered	(22)	54.86	(160)	57.90	(586)	52.33
Forfeited	—	—	(4)	72.98	(50)	69.54
Balance at December 31, 2022	52	70.12	356	71.18	1,408	74.57

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from fair market value up to a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. Through December 31, 2022, the Company had issued approximately 481,000 shares of common stock under the ESPP. For the years ended December 31, 2022, 2021 and 2020, approximately 18,000, 15,000 and 18,000, respectively, was purchased by eligible employees through the ESPP. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a non-cash stock-based compensation expense of approximately $184,000, $177,000 and $152,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of (1) termination of the ESPP by the board of directors or (2) issuance of all of the shares reserved for issuance under the ESPP. The board of directors is authorized to increase the number of shares available for issuance under the ESPP, subject to shareholder approval.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all U.S. employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2022, 2021 and 2020.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. In accordance with the Plan document, forfeited amounts are used to reduce the Company’s contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2022, 2021 and 2020 totaled approximately $193,000, $248,000 and $147,000, respectively.
Matching contributions, net of forfeitures, to the Plan for the years ended December 31, 2022, 2021 and 2020 totaled $2.6 million, $2.3 million and $2.5 million, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Investment advisory and administration fees (1)	$386,000	$389,648	$274,566
Distribution and service fees	35,093	37,630	30,134
Total	$421,093	$427,278	$304,700
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $18.1 million, $16.6 million and $13.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Included in accounts receivable at December 31, 2022 and 2021 are receivables due from Company-sponsored vehicles of $36.4 million and $40.8 million, respectively. Included in accounts payable at December 31, 2022 and 2021 are payables due to Company-sponsored vehicles of $1.0 million and $1.1 million, respectively.
See discussion of commitments to Company-sponsored vehicles in Note 13.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At December 31, 2022, CSS had net capital of $3.7 million, which exceeded its requirement by $3.4 million. The Rule may limit the amounts of equity capital that may be withdrawn or cash dividends that may be paid. CSS does not carry customer accounts and has no possession or control obligations under SEA Rule 15c3-3(b) or reserve deposit obligations under SEA Rule 15c3-3(e).
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2022, CSAL had regulatory capital of $3.6 million, which exceeded its minimum regulatory capital requirement by $3.2 million. During 2022, CSAL paid dividends in the amount of $11.5 million to its parent, CSCM.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2022, CSUK had regulatory capital of $36.6 million, which exceeded its minimum regulatory capital requirement by $29.1 million.
CSIL is subject to regulation by the Central Bank of Ireland. At December 31, 2022, CSIL had regulatory capital of $3.1 million, which exceeded its minimum regulatory capital requirement by $2.8 million.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of $0.5 million. At December 31, 2022, CSJL had stated capital in excess of this requirement.
13. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to $50.0 million in REOF. As of December 31, 2022, the Company had funded $17.4 million of this commitment. In addition, the Company has committed to invest up to $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT). As of December 31, 2022, the Company had funded $0.2 million of this commitment. The timing for funding the remaining portion of the Company's commitments is determined by the investment vehicles.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes
The income before provision for income taxes and provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income before provision for income taxes - U.S. (1)	$189,577	$262,102	$83,617
Income before provision for income taxes - Non-U.S.	7,320	19,842	9,770
Total income before provision for income taxes	$196,897	$281,944	$93,387
_________________________
(1)Included loss of $21.6 million, income of $14.8 million and loss of $1.4 million attributable to noncontrolling interests for the years ended December 31, 2022, 2021 and 2020, respectively.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current tax expense:
U.S. federal	$44,965	$41,658	$12,859
State and local	1,125	12,068	3,291
Non-U.S.	2,520	1,960	1,965
	48,610	55,686	18,115
Deferred tax (benefit) expense:
U.S. federal	82	(739)	(67)
State and local	(59)	(149)	(32)
Non-U.S.	(1,222)	992	206
	(1,199)	104	107
Provision for income taxes	$47,411	$55,790	$18,222

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2022		2021		2020
U.S. statutory tax rate	$45,875	21.0%	$56,110	21.0%	$19,908	21.0%
State and local income taxes, net of federal benefit	7,210	3.3%	10,190	3.8%	3,867	4.1%
Non-deductible executive compensation	6,534	3.0%	6,037	2.3%	2,468	2.6%
Unrecognized tax benefit adjustments	(7,244)	(3.3)%	(8,515)	(3.2)%	323	0.4%
Excess tax benefits related to the vesting and delivery of restricted stock units	(5,784)	(2.7)%	(5,762)	(2.2)%	(8,494)	(9.0)%
Other	820	0.4%	(2,270)	(0.8)%	150	0.1%
Income tax expense and effective income tax rate	$47,411	21.7%	$55,790	20.9%	$18,222	19.2%

Deferred income taxes represent the tax effects of temporary differences between book and tax bases and are measured using enacted tax rates that will be in effect when such items are expected to reverse. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. The Company's net deferred income tax asset is included in other assets on the consolidated statements of financial condition.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred income tax asset consist of the following:

	At December 31,
(in thousands)	2022	2021
Deferred income tax assets (liabilities):
Stock-based compensation	$7,611	$6,951
Realized losses on investments	1,624	2,374
Net unrealized (gains) losses on investments	552	(2,861)
Deferred rent	556	608
Property and equipment depreciation	4	937
Other	538	14
Subtotal	10,885	8,023
Less: valuation allowance	(2,698)	(1,132)
Deferred income tax asset—net	$8,187	$6,891

The Company had capital loss carryforwards of $6.8 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively, which, if unused, will expire in 2024 and 2025. The valuation allowance on the net deferred income tax asset increased by $1.6 million during the year ended December 31, 2022.
At December 31, 2022, the Company had $5.0 million of total gross unrecognized tax benefits. Of this total, $3.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company believes it is reasonably possible that it will reduce its net unrecognized tax benefits by $3.2 million to $3.8 million within the next twelve months due to the expected conclusion of jurisdictional reviews and the lapse of the statute of limitations on certain positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2020	$12,880
Addition for tax positions of current year	1,697
Addition for tax positions of prior years	3,599
Reduction of tax positions from prior years	(4,560)
Gross unrecognized tax benefits balance at December 31, 2020	$13,616
Addition for tax positions of current year	4,092
Reduction of tax positions from prior years	(7,322)
Gross unrecognized tax benefits balance at December 31, 2021	$10,386
Addition for tax positions of current year	958
Reduction of tax positions from prior years	(6,367)
Gross unrecognized tax benefits balance at December 31, 2022	$4,977
The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2022 and 2021, the Company had $0.9 million and $3.5 million, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2015 through 2021 remain open to examination by various taxing jurisdictions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the enactment of the Tax Cuts and Jobs Act in 2017, the Company recorded a provisional transition tax liability of $8.3 million. This tax liability, paid over eight years on an interest-free basis, was included as part of income tax payable on the Company's consolidated statements of financial condition at December 31, 2022 and 2021.
The following table summarizes the remaining transition tax liability at December 31, 2022 (in thousands):

2023	$1,246
2024	1,662
2025	2,077
$4,985
15. Goodwill and Intangible Assets
The following table summarizes the changes in the Company’s goodwill and indefinite-lived intangible assets:

(in thousands)	Goodwill	Indefinite-Lived Intangible Assets
Balance at January 1, 2021	$19,245	$1,250
Currency revaluation	(799)	—
Balance at December 31, 2021	$18,446	$1,250
Currency revaluation	(647)	—
Balance at December 31, 2022	$17,799	$1,250
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. The Company's evaluation indicated that no impairment existed at December 31, 2022.

16. Leases
The Company has operating leases for corporate offices and certain information technology equipment. During August 2022, the Company entered into a lease agreement for its new corporate headquarters in New York City. The lease, which has a 16-year term, carries a commitment of $210.1 million and commenced in December.
The following table summarizes the Company's lease cost included in general and administrative expense in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$12,148	$11,097	$11,247
Supplemental information related to operating leases is summarized below:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$12,271	$12,303	$12,408
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease liabilities	126,230	1,149	3,026

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other information related to operating leases is summarized below:

	Years Ended December 31,
	2022	2021	2020
Weighted-average remaining lease term (years)	15	2	3
Weighted-average discount rate	5.7%	2.7%	2.8%
The following table summarizes the maturities of lease liabilities at December 31, 2022 (in thousands):

Year Ending December 31,	Operating Leases
2023	$11,824
2024	10,880
2025	13,038
2026	13,038
2027	13,038
Thereafter	161,161
Total lease payments	222,979
Less: interest	(84,170)
Present value of lease payments	$138,809
17. Concentrations
The Company’s cash and cash equivalents are principally on deposit with major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated funds provided 10% or more of the total revenue of the Company:

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Cohen & Steers Preferred Securities and Income Fund, Inc. (CPX):
Investment advisory and administration fees	$74,683	$88,705	$69,197
Distribution and service fees	12,549	15,279	13,499
Total	$87,232	$103,984	$82,696
Percent of total revenue	15.4%	17.8%	19.3%

Cohen & Steers Real Estate Securities Fund, Inc. (CSI):
Investment advisory and administration fees	$54,973	$53,250	$38,961
Distribution and service fees	8,313	8,658	6,943
Total	$63,286	$61,908	$45,904
Percent of total revenue	11.2%	10.6%	10.7%

Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$52,499	$55,402	$34,190
Distribution and service fees	7,048	7,279	4,711
Total	$59,547	$62,681	$38,901
Percent of total revenue	10.5%	10.7%	9.1%

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
On January 20, 2023, the Company entered into a Credit Agreement providing for a $100 million senior unsecured revolving credit facility maturing on January 20, 2026. Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type. Amounts outstanding under the credit agreement bear interest at a variable rate. As of the date of this report, the Company had not drawn on the credit agreement.
On February 23, 2023, the Company declared a quarterly dividend on its common stock in the amount of $0.57 per share. This dividend will be payable on March 16, 2023 to stockholders of record at the close of business on March 6, 2023.