Form 10-Q
period 2023-03-31
COHEN & STEERS, INC.
filed 2023-05-05
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 28, 2023 was 49,117,301.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$149,518	$247,418
Investments ($143,311 and $134,929) (1)	211,352	172,955
Accounts receivable	76,564	70,193
Due from brokers ($450 and $38) (1)	2,356	2,080
Property and equipment—net	12,357	8,757
Operating lease right-of-use assets—net	132,448	136,430
Goodwill and intangible assets—net	19,226	19,049
Other assets ($434 and $576) (1)	19,582	16,497
Total assets	$623,403	$673,379

Liabilities:
Accrued compensation and benefits	$16,564	$77,764
Distribution and service fees payable	9,605	8,421
Operating lease liabilities	137,742	138,809
Income tax payable	11,275	7,750
Due to brokers ($784 and $11) (1)	1,223	835
Other liabilities and accrued expenses ($518 and $664) (1)	17,400	12,857
Total liabilities	193,809	246,436
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	87,249	85,335
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 55,726,960 and 55,051,975 shares issued at March 31, 2023 and December 31, 2022, respectively	558	551
Additional paid-in capital	781,300	769,373
Accumulated deficit	(165,053)	(171,417)
Accumulated other comprehensive loss	(9,213)	(10,784)
Treasury stock, at cost, 6,614,110 and 6,329,178 shares at March 31, 2023 and December 31, 2022, respectively	(270,610)	(250,169)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	336,982	337,554
Nonredeemable noncontrolling interests	5,363	4,054
Total stockholders’ equity	342,345	341,608
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$623,403	$673,379
_________________________
(1)    Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2023 and December 31, 2022 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Investment advisory and administration fees	$118,034	$143,669
Distribution and service fees	7,562	9,869
Other	486	651
Total revenue	126,082	154,189
Expenses:
Employee compensation and benefits	48,857	54,743
Distribution and service fees	14,216	33,951
General and administrative	17,122	13,510
Depreciation and amortization	988	994
Total expenses	81,183	103,198
Operating income	44,899	50,991
Non-operating income (loss):
Interest and dividend income—net	3,216	897
Gain (loss) from investments—net	(308)	3,567
Foreign currency gain (loss)—net	(1,276)	646
Total non-operating income (loss)	1,632	5,110
Income before provision for income taxes	46,531	56,101
Provision for income taxes	10,233	9,260
Net income	36,298	46,841
Net (income) loss attributable to noncontrolling interests	(984)	(4,823)
Net income attributable to common stockholders	$35,314	$42,018

Earnings per share attributable to common stockholders:
Basic	$0.72	$0.86
Diluted	$0.71	$0.85

Weighted average shares outstanding:
Basic	49,199	48,673
Diluted	49,402	49,337

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$36,298	$46,841
Net (income) loss attributable to noncontrolling interests	(984)	(4,823)
Net income attributable to common stockholders	35,314	42,018
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,571	(1,551)
Total comprehensive income attributable to common stockholders	$36,885	$40,467

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2023	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335
Dividends ($0.57 per share)	—	—	(28,950)	—	—	—	(28,950)	—
Issuance of common stock	7	449	—	—	—	—	456	—
Repurchase of common stock	—	—	—	—	(20,441)	—	(20,441)	—
Issuance of restricted stock units—net	—	1,178	—	—	—	—	1,178	—
Amortization of restricted stock units—net	—	10,300	—	—	—	—	10,300	—
Net income (loss)	—	—	35,314	—	—	(247)	35,067	1,231
Other comprehensive income (loss)	—	—	—	1,571	—	—	1,571	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,556	1,556	683
March 31, 2023	$558	$781,300	$(165,053)	$(9,213)	$(270,610)	$5,363	$342,345	$87,249

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2022	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$—	$255,183	$89,143
Dividends ($0.55 per share)	—	—	(27,504)	—	—	—	(27,504)	—
Issuance of common stock	7	435	—	—	—	—	442	—
Repurchase of common stock	—	—	—	—	(25,585)	—	(25,585)	—
Issuance of restricted stock units—net	—	1,250	—	—	—	—	1,250	—
Amortization of restricted stock units—net	—	11,112	—	—	—	—	11,112	—
Net income (loss)	—	—	42,018	—	—	—	42,018	4,823
Other comprehensive income (loss)	—	—	—	(1,551)	—	—	(1,551)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	90,690
March 31, 2022	$550	$728,644	$(217,453)	$(7,437)	$(248,939)	$—	$255,365	$184,656

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$36,298	$46,841
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	10,698	11,757
Depreciation and amortization	1,230	1,368
Amortization of right-of-use assets	3,982	2,682
(Gain) loss from investments—net	308	(3,567)
Deferred income taxes	3,369	3,486
Foreign currency (gain) loss	(117)	974
Changes in operating assets and liabilities:
Accounts receivable	(6,254)	(6,307)
Due from brokers	(282)	(59,429)
Investments within consolidated investment vehicles	(5,577)	(100,755)
Other assets	(5,744)	4,024
Accrued compensation and benefits	(61,200)	(54,417)
Distribution and service fees payable	1,184	(260)
Operating lease liabilities	(1,067)	(2,984)
Due to brokers	1,184	44,760
Income tax payable	3,515	4,523
Other liabilities and accrued expenses	3,507	855
Net cash provided by (used in) operating activities	(14,966)	(106,449)
Cash flows from investing activities:
Purchases of investments	(38,536)	(36,478)
Proceeds from sales and maturities of investments	8,115	6,787
Purchases of property and equipment	(4,586)	(681)
Net cash provided by (used in) investing activities	(35,007)	(30,372)
Cash flows from financing activities:
Issuance of common stock—net	387	375
Repurchase of common stock	(20,441)	(25,585)
Dividends to stockholders	(28,101)	(26,832)
Debt issuance costs	(603)	—
Net contributions (distributions) from noncontrolling interests	2,239	90,690
Net cash provided by (used in) financing activities	(46,519)	38,648
Net increase (decrease) in cash and cash equivalents	(96,492)	(98,173)
Effect of foreign exchange rate changes on cash and cash equivalents	1,409	(1,383)
Cash and cash equivalents, beginning of the period	248,714	184,373
Cash and cash equivalents, end of the period	$153,631	$84,817

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of March 31,
(in thousands)	2023	2022
Cash and cash equivalents	$149,518	$84,817
Cash included in investments (1)	4,113	—
Total cash and cash equivalents within condensed consolidated statements of cash flows	$153,631	$84,817
________________________
(1)    Cash included in investments represents operating cash held in consolidated investment vehicles.
During the three months ended March 31, 2023 and 2022, the Company paid taxes, net of tax refunds, of $3.3 million and $1.3 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $0.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the condensed consolidated statements of changes in stockholders' equity.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers UK Limited (CSUK), Cohen & Steers Ireland Limited (CSIL), Cohen & Steers Asia Limited (CSAL), Cohen & Steers Japan Limited (CSJL) and Cohen & Steers Singapore Private Limited (CSSG) (collectively, the Company).
The Company is a global investment manager specializing in real assets and alternative income, including real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, the Company is headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Cash and Cash Equivalents—Cash and cash equivalents include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. The Company's investments are categorized as follows:
•Equity investments at fair value are comprised of corporate investments and investments held within the consolidated investment vehicles.
•Trading investments are comprised of corporate investments and investments held within the consolidated investment vehicles.
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
Noncontrolling Interests—Noncontrolling interests consist of nonredeemable and redeemable third-party interests in the Company's consolidated investment vehicles. Noncontrolling interests that are not redeemable at the option of the investors are classified as nonredeemable noncontrolling interests and are included in stockholders’ equity. Noncontrolling interests that are redeemable at the option of the investors are classified as redeemable noncontrolling interests and not treated as permanent equity. Noncontrolling interests are recorded at fair value which approximates the net asset value at each reporting period.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(9.2) million and $(10.8) million at March 31, 2023 and December 31, 2022, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended March 31,
(in thousands)	2023	2022
Client domicile:
North America	$109,770	$135,200
Japan	8,119	9,523
Europe, Middle East and Africa	4,887	5,953
Asia Pacific excluding Japan	3,306	3,513
Total	$126,082	$154,189

	Three Months Ended March 31,
(in thousands)	2023	2022
Investment vehicle:
Open-end funds	$70,568	$90,185
Institutional accounts	30,629	36,683
Closed-end funds	24,885	27,321
Total	$126,082	$154,189

4. Investments

The following table summarizes the Company's investments:

(in thousands)	March 31, 2023	December 31, 2022
Equity investments at fair value	$164,255	$157,646
Trading	47,077	15,289
Equity method	20	20
Total investments	$211,352	$172,955
The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Three Months Ended March 31,
(in thousands)	2023	2022
Net realized gains (losses) during the period	$(2,330)	$8,181
Net unrealized gains (losses) during the period on investments still held at the end of the period	2,022	(4,614)
Gain (loss) from investments—net (1)	$(308)	$3,567
________________________
(1)    Included gain (loss) attributable to noncontrolling interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
At March 31, 2023 and December 31, 2022, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (SICAV GLI), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF).
The following tables summarize the statements of financial condition attributable to the Company's consolidated VIEs:

	March 31, 2023
(in thousands)	SICAV GLI	SICAV GRE	GRP-CIP	REOF	Total
Assets (1)
Investments	$36,713	$81,647	$148	$24,803	$143,311
Due from brokers	81	348	21	—	450
Other assets	124	240	—	70	434
Total assets	36,918	82,235	169	24,873	144,195

Liabilities (1)
Due to brokers	$70	$714	$—	$—	$784
Other liabilities and accrued expenses	69	131	5	313	518
Total liabilities	139	845	5	313	1,302

Net assets	$36,779	$81,390	$164	$24,560	$142,893

Attributable to the Company	$19,245	$11,675	$164	$19,197	$50,281
Attributable to noncontrolling interests	17,534	69,715	—	5,363	92,612
Net assets	$36,779	$81,390	$164	$24,560	$142,893
_________________________
(1)    The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

	December 31, 2022
(in thousands)	SICAV GLI	SICAV GRE	GRP-CIP	REOF	Total
Assets (1)
Investments	$36,296	$79,434	$147	$19,052	$134,929
Due from brokers	11	—	27	—	38
Other assets	151	370	—	55	576
Total assets	36,458	79,804	174	19,107	135,543

Liabilities (1)
Due to brokers	$11	$—	$—	$—	$11
Other liabilities and accrued expenses	91	214	5	354	664
Total liabilities	102	214	5	354	675

Net assets	$36,356	$79,590	$169	$18,753	$134,868

Attributable to the Company	$19,116	$11,495	$169	$14,699	$45,479
Attributable to noncontrolling interests	17,240	68,095	—	4,054	89,389
Net assets	$36,356	$79,590	$169	$18,753	$134,868
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
The following tables present fair value measurements:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$114,710	$—	$—	$—	$114,710
Equity investments at fair value:
Common stocks	$146,172	$856	$—	$—	$147,028
Limited partnership interests	—	—	13,633	1,622	15,255
Master limited partnership interests	302	—	—	—	302
Preferred securities	1,213	129	—	—	1,342
Other	204	—	—	124	328
Total	$147,891	$985	$13,633	$1,746	$164,255
Trading investments:
Fixed income	$—	$47,077	$—	$—	$47,077
Equity method investments	$—	$—	$—	$20	$20

Total investments	$147,891	$48,062	$13,633	$1,766	$211,352

Derivatives - assets:
Total return swaps	$—	$505	$—	$—	$505
Forward contracts - foreign exchange	—	132	—	—	132
Total	$—	$637	$—	$—	$637
Derivatives - liabilities:
Total return swaps	$—	$894	$—	$—	$894
Forward contracts - foreign exchange	—	443	—	—	443
Total	$—	$1,337	$—	$—	$1,337
________________________
(1)    Comprised of certain investments measured at fair value using net asset value (NAV) as a practical expedient.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$208,557	$—	$—	$—	$208,557
Equity investments at fair value:
Common stocks	$142,268	$987	$—	$—	$143,255
Limited partnership interests	—	—	10,759	1,544	12,303
Master limited partnership interests	316	—	—	—	316
Preferred securities	1,391	49	—	—	1,440
Other	200	—	—	132	332
Total	$144,175	$1,036	$10,759	$1,676	$157,646
Trading investments:
Fixed income	$—	$15,289	$—	$—	$15,289
Equity method investments	$—	$—	$—	$20	$20

Total investments	$144,175	$16,325	$10,759	$1,696	$172,955

Derivatives - assets:
Total return swaps	$—	$276	$—	$—	$276
Total	$—	$276	$—	$—	$276
Derivatives - liabilities:
Total return swaps	$—	$717	$—	$—	$717
Forward contracts - foreign exchange	—	742	—	—	742
Total	$—	$1,459	$—	$—	$1,459
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
Equity investments at fair value classified as Level 3 were comprised of limited partnership interests in joint ventures that hold investments in private real estate.
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
•Equity method investments included the Company's partnership interests in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and Cohen & Steers Global Listed Infrastructure Fund L.P. (LPGI). GRP-TE invests in non-registered real estate funds and LPGI invests in global infrastructure securities. The Company's ownership interest in GRP-TE was approximately 0.2% at March 31, 2023 and December 31, 2022. The Company's ownership interest in LPGI was approximately 0.01% at March 31, 2023 and December 31, 2022.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
At March 31, 2023 and December 31, 2022, the Company did not have the ability to redeem its limited partnership interests in private real estate funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust or LPGI.
Investments measured at NAV as a practical expedient have not been classified in the fair value hierarchy. The amounts presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
Total return swap contracts classified as Level 2 were valued based on the underlying futures contracts or equity indices.
Foreign currency exchange contracts classified as Level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$10,759	$—
Purchases/contributions	2,892	19,380
Unrealized gains (losses)	(18)	(1,627)
Balance at end of period	$13,633	$17,753
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
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of March 31, 2023 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interest	$11,489	Discounted cash flow	Discount rate Terminal capitalization rate	8.75% 7.25%
Limited partnership interest	2,144	Transaction price	n/a
	$13,633

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interest	$10,759	Discounted cash flow	Discount rate Terminal capitalization rate	8.75% 7.25%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of March 31, 2023
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,275	$40,520	$505	$894
Forward contracts - foreign exchange	—	16,382	132	443
Total corporate derivatives	$2,275	$56,902	$637	$1,337

	As of December 31, 2022
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,340	$33,637	$276	$717
Forward contracts - foreign exchange	—	9,810	—	742
Total corporate derivatives	$2,340	$43,447	$276	$1,459
________________________
(1)The fair value of derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
The Company's corporate derivatives include:
•Total return swaps which are utilized to economically hedge a portion of the market risk of certain seed investments and to gain exposure for the purpose of establishing a performance track record; and
•Forward foreign exchange contracts which are utilized to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.
For corporate derivatives, cash included in due from brokers on the condensed consolidated statements of financial condition of $1.8 million and $2.0 million at March 31, 2023 and December 31, 2022, respectively, and U.S. Treasury securities included in investments of $0.2 million at December 31, 2022, were held as collateral for forward and swap contracts. At March 31, 2023, due to brokers included $0.4 million of cash collateral payable to trade counterparties.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended March 31,
(in thousands)	2023	2022
Corporate derivatives:
Total return swaps	$(652)	$(81)
Forward contracts - foreign exchange	431	810
Total corporate derivatives	$(221)	$729
Derivatives held by consolidated investment vehicles (1):
Total return swaps	—	4,312
Total (2)	$(221)	$5,041
________________________
(1)The Company deconsolidated the investment vehicle that held derivatives during the third quarter of 2022.
(2)Gains and losses on total return swaps are included in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Gains and losses on forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's condensed consolidated statements of operations.

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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income	$36,298	$46,841
Net (income) loss attributable to noncontrolling interests	(984)	(4,823)
Net income attributable to common stockholders	$35,314	$42,018
Basic weighted average shares outstanding	49,199	48,673
Dilutive potential shares from restricted stock units	203	664
Diluted weighted average shares outstanding	49,402	49,337

Basic earnings per share attributable to common stockholders	$0.72	$0.86
Diluted earnings per share attributable to common stockholders	$0.71	$0.85
Anti-dilutive common stock equivalents excluded from the calculation	66	2

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2023	2022
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.5
Non-deductible executive compensation	3.0	5.2
Unrecognized tax benefit adjustments	0.2	—
Excess tax benefits related to the vesting and delivery of restricted stock units	(4.6)	(11.5)
Other	(0.2)	(0.1)
Effective income tax rate	22.5%	18.1%

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended March 31,
(in thousands)	2023	2022
Investment advisory and administration fees (1)	$85,499	$104,237
Distribution and service fees	7,562	9,869
Total	$93,061	$114,106
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $4.6 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.
Included in accounts receivable at March 31, 2023 and December 31, 2022 are receivables due from Company-sponsored vehicles of $37.8 million and $36.4 million, respectively. Included in accounts payable at March 31, 2023 and December 31, 2022 are payables due to Company-sponsored vehicles of $0.2 million and $1.0 million, respectively.
See discussion of commitments to Company-sponsored vehicles in Note 11.

10. Credit Agreement

On January 20, 2023, the Company entered into a Credit Agreement providing for a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026. Borrowings under the Credit Agreement bear interest at a variable annual rate equal to, at the Company’s option, either, (i) in respect of Term SOFR Loans (as defined in the Credit Agreement), a rate equal to Term SOFR (as defined in the Credit Agreement) in effect for such period plus an applicable rate as determined according to a performance pricing grid and, (ii) in respect of Base Rate Loans (as defined in the Credit Agreement), a rate equal to a Base Rate (as defined in the Credit Agreement) plus an applicable rate as determined according to a performance pricing grid. The Company is also required to pay a commitment fee determined according to a performance pricing grid and based on the actual daily unused amount of the Credit Agreement payable quarterly.

Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of March 31, 2023, the Company was in compliance with these covenants.
As of March 31, 2023, the Company had not drawn upon the credit agreement.

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
The Company has committed to invest up to $50.0 million in REOF. As of March 31, 2023, the Company had funded $22.7 million of this commitment. In addition, the Company has committed to invest up to $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT). As of March 31, 2023, the Company had funded $0.2 million of this commitment to enable CNSREIT to capitalize a share class in preparation for an offering. The timing for funding the remaining portion of the Company's commitments is determined by the investment vehicles.

12. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with highly rated national financial institutions and are subject to credit risk should these financial institutions be unable to fulfill their obligations. The Company limits its exposure to such credit risks by diversifying its cash and cash equivalents among several highly rated national financial institutions.

13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On May 4, 2023, the Company declared a quarterly dividend on its common stock in the amount of $0.57 per share. This dividend will be payable on May 25, 2023 to stockholders of record at the close of business on May 15, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Our primary investment strategies include U.S. real estate, preferred securities and low duration preferred securities, global/international real estate, global listed infrastructure, real assets multi-strategy, as well as global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts and subadvised portfolios.
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
Our revenue from the wealth channel is primarily derived from investment advisory, administration, distribution and service fees from open-end and closed-end funds as well as other commingled vehicles. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
Market Environment
There was elevated financial market volatility in the first quarter of 2023, which has continued into the second quarter of 2023, resulting primarily from several bank failures both in the U.S. and abroad. Although these events did not have a material effect on our business, the outcome remains uncertain and could impact our future assets under management and financial results.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended March 31,
	2023	2022
Open-end Funds
Assets under management, beginning of period	$36,903	$50,911
Inflows	3,474	4,886
Outflows	(3,779)	(4,678)
Net inflows (outflows)	(305)	208
Market appreciation (depreciation)	110	(2,735)
Distributions	(281)	(279)
Total increase (decrease)	(476)	(2,806)
Assets under management, end of period	$36,427	$48,105
Percentage of total assets under management	45.6%	47.1%
Average assets under management	$38,440	$48,055

Institutional Accounts
Assets under management, beginning of period	$32,373	$42,727
Inflows	715	2,060
Outflows	(833)	(2,066)
Net inflows (outflows)	(118)	(6)
Market appreciation (depreciation)	608	(1,494)
Distributions	(259)	(271)
Total increase (decrease)	231	(1,771)
Assets under management, end of period	$32,604	$40,956
Percentage of total assets under management	40.8%	40.1%
Average assets under management	$33,409	$40,631

Closed-end Funds
Assets under management, beginning of period	$11,149	$12,991
Inflows	11	554
Outflows	(85)	—
Net inflows (outflows)	(74)	554
Market appreciation (depreciation)	(47)	(337)
Distributions	(154)	(147)
Total increase (decrease)	(275)	70
Assets under management, end of period	$10,874	$13,061
Percentage of total assets under management	13.6%	12.8%
Average assets under management	$11,353	$12,550

Total
Assets under management, beginning of period	$80,425	$106,629
Inflows	4,200	7,500
Outflows	(4,697)	(6,744)
Net inflows (outflows)	(497)	756
Market appreciation (depreciation)	671	(4,566)
Distributions	(694)	(697)
Total increase (decrease)	(520)	(4,507)
Assets under management, end of period	$79,905	$102,122
Average assets under management	$83,202	$101,236

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended March 31,
	2023	2022
Advisory
Assets under management, beginning of period	$18,631	$24,599
Inflows	222	1,573
Outflows	(621)	(1,615)
Net inflows (outflows)	(399)	(42)
Market appreciation (depreciation)	258	(831)
Total increase (decrease)	(141)	(873)
Assets under management, end of period	$18,490	$23,726
Percentage of institutional assets under management	56.7%	57.9%
Average assets under management	$19,123	$23,861

Japan Subadvisory
Assets under management, beginning of period	$8,376	$11,329
Inflows	385	219
Outflows	(59)	(103)
Net inflows (outflows)	326	116
Market appreciation (depreciation)	270	(482)
Distributions	(259)	(271)
Total increase (decrease)	337	(637)
Assets under management, end of period	$8,713	$10,692
Percentage of institutional assets under management	26.7%	26.1%
Average assets under management	$8,739	$10,351

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,366	$6,799
Inflows	108	268
Outflows	(153)	(348)
Net inflows (outflows)	(45)	(80)
Market appreciation (depreciation)	80	(181)
Total increase (decrease)	35	(261)
Assets under management, end of period	$5,401	$6,538
Percentage of institutional assets under management	16.6%	16.0%
Average assets under management	$5,547	$6,419

Total Institutional Accounts
Assets under management, beginning of period	$32,373	$42,727
Inflows	715	2,060
Outflows	(833)	(2,066)
Net inflows (outflows)	(118)	(6)
Market appreciation (depreciation)	608	(1,494)
Distributions	(259)	(271)
Total increase (decrease)	231	(1,771)
Assets under management, end of period	$32,604	$40,956
Average assets under management	$33,409	$40,631

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended March 31,
	2023	2022
U.S. Real Estate
Assets under management, beginning of period	$35,108	$49,915
Inflows	2,033	3,293
Outflows	(1,599)	(2,736)
Net inflows (outflows)	434	557
Market appreciation (depreciation)	907	(2,792)
Distributions	(437)	(412)
Transfers	68	—
Total increase (decrease)	972	(2,647)
Assets under management, end of period	$36,080	$47,268
Percentage of total assets under management	45.2%	46.3%
Average assets under management	$36,772	$46,462

Preferred Securities
Assets under management, beginning of period	$19,767	$26,987
Inflows	1,454	1,964
Outflows	(2,326)	(2,872)
Net inflows (outflows)	(872)	(908)
Market appreciation (depreciation)	(492)	(1,400)
Distributions	(195)	(213)
Transfers	2	—
Total increase (decrease)	(1,557)	(2,521)
Assets under management, end of period	$18,210	$24,466
Percentage of total assets under management	22.8%	24.0%
Average assets under management	$20,227	$25,649

Global/International Real Estate
Assets under management, beginning of period	$14,782	$19,380
Inflows	273	1,556
Outflows	(417)	(780)
Net inflows (outflows)	(144)	776
Market appreciation (depreciation)	202	(775)
Distributions	(8)	(19)
Transfers	(70)	—
Total increase (decrease)	(20)	(18)
Assets under management, end of period	$14,762	$19,362
Percentage of total assets under management	18.5%	19.0%
Average assets under management	$15,321	$18,867

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended March 31,
	2023	2022
Global Listed Infrastructure
Assets under management, beginning of period	$8,596	$8,763
Inflows	135	464
Outflows	(124)	(299)
Net inflows (outflows)	11	165
Market appreciation (depreciation)	35	314
Distributions	(46)	(45)
Total increase (decrease)	—	434
Assets under management, end of period	$8,596	$9,197
Percentage of total assets under management	10.8%	9.0%
Average assets under management	$8,682	$8,609

Other
Assets under management, beginning of period	$2,172	$1,584
Inflows	305	223
Outflows	(231)	(57)
Net inflows (outflows)	74	166
Market appreciation (depreciation)	19	87
Distributions	(8)	(8)
Total increase (decrease)	85	245
Assets under management, end of period	$2,257	$1,829
Percentage of total assets under management	2.8%	1.8%
Average assets under management	$2,200	$1,649

Total
Assets under management, beginning of period	$80,425	$106,629
Inflows	4,200	7,500
Outflows	(4,697)	(6,744)
Net inflows (outflows)	(497)	756
Market appreciation (depreciation)	671	(4,566)
Distributions	(694)	(697)
Total increase (decrease)	(520)	(4,507)
Assets under management, end of period	$79,905	$102,122
Average assets under management	$83,202	$101,236

Investment Performance at March 31, 2023
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
(2)    © 2023 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2023. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at March 31, 2023 decreased 21.8% to $79.9 billion from $102.1 billion at March 31, 2022. The decrease was due to net outflows of $2.9 billion, market depreciation of $15.7 billion and distributions of $3.6 billion. Net outflows included $3.1 billion from preferred securities, partially offset by net inflows of $729 million into real assets multi-strategy (included in "Other" in the table on pages 23 and 24). Market depreciation included $8.4 billion from U.S. real estate and $4.1 billion from global/international real estate. Distributions included $2.4 billion from U.S. real estate and $816 million from preferred securities. Our organic decay rate for the twelve months ended March 31, 2023 was (2.8%). The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.
Average assets under management for the three months ended March 31, 2023 decreased 17.8% to $83.2 billion from $101.2 billion for the three months ended March 31, 2022.

Open-end funds
Assets under management in open-end funds at March 31, 2023, which represented 45.6% of total assets under management, decreased 24.3% to $36.4 billion from $48.1 billion at March 31, 2022. The decrease was due to net outflows of $2.3 billion, market depreciation of $7.4 billion and distributions of $2.0 billion. Net outflows included $2.7 billion from preferred securities, partially offset by net inflows of $706 million into real assets multi-strategy (included in "Other" in the table on pages 23 and 24). Market depreciation included $5.0 billion from U.S. real estate and $1.6 billion from preferred securities. Distributions included $1.2 billion from U.S. real estate and $591 million from preferred securities. Of these distributions, $1.6 billion was reinvested and included in net flows. Our organic decay rate for open-end funds for the twelve months ended March 31, 2023 was (4.8%).
Average assets under management for open-end funds for the three months ended March 31, 2023 decreased 20.0% to $38.4 billion from $48.1 billion for the three months ended March 31, 2022.
Institutional accounts
Assets under management in institutional accounts at March 31, 2023, which represented 40.8% of total assets under management, decreased 20.4% to $32.6 billion from $41.0 billion at March 31, 2022. The decrease was due to net outflows of $555 million, market depreciation of $6.8 billion and distributions of $974 million. Net outflows included $378 million from global/international real estate and $293 million from preferred securities, partially offset by net inflows of $168 million into global listed infrastructure. Market depreciation included $3.4 billion from global/international real estate and $2.8 billion from U.S. real estate. Distributions included $933 million from U.S. real estate. Our organic decay rate for institutional accounts for the twelve months ended March 31, 2023 was (1.4%).
Average assets under management for institutional accounts for the three months ended March 31, 2023 decreased 17.8% to $33.4 billion from $40.6 billion for the three months ended March 31, 2022.
Assets under management in advisory accounts at March 31, 2023, which represented 56.7% of institutional assets under management, decreased 22.1% to $18.5 billion from $23.7 billion at March 31, 2022. The decrease was due to net outflows of $1.4 billion and market depreciation of $3.8 billion. Net outflows included $940 million from U.S. real estate and $356 million from global/international real estate. Market depreciation included $2.0 billion from global/international real estate and $1.3 billion from U.S. real estate. Our organic decay rate for advisory accounts for the twelve months ended March 31, 2023 was (6.0%).
Average assets under management for advisory accounts for the three months ended March 31, 2023 decreased 19.9% to $19.1 billion from $23.9 billion for the three months ended March 31, 2022.
Assets under management in Japan subadvisory accounts at March 31, 2023, which represented 26.7% of institutional assets under management, decreased 18.5% to $8.7 billion from $10.7 billion at March 31, 2022. The decrease was due to market depreciation of $1.8 billion and distributions of $974 million, partially offset by net inflows of $761 million. Net inflows included $788 million into U.S. real estate, partially offset by net outflows of $21 million from preferred securities. Market depreciation included $1.3 billion from U.S. real estate and $497 million from global/international real estate. Distributions included $933 million from U.S. real estate. Our organic growth rate for Japan subadvisory accounts for the twelve months ended March 31, 2023 was 7.1%.
Average assets under management for Japan subadvisory accounts for the three months ended March 31, 2023 decreased 15.6% to $8.7 billion from $10.4 billion for the three months ended March 31, 2022.
Assets under management in subadvisory accounts excluding Japan at March 31, 2023, which represented 16.6% of institutional assets under management, decreased 17.4% to $5.4 billion from $6.5 billion at March 31, 2022. The decrease was due to market depreciation of $1.2 billion, partially offset by net inflows of $103 million. Net inflows included $95 million into U.S. real estate. Market depreciation included $888 million from global/international real estate and $220 million from U.S. real estate. Our organic growth rate for subadvisory accounts excluding Japan for the twelve months ended March 31, 2023 was 1.6%.
Average assets under management for subadvisory accounts excluding Japan for the three months ended March 31, 2023 decreased 13.6% to $5.5 billion from $6.4 billion for the three months ended March 31, 2022.

Closed-end funds
Assets under management in closed-end funds at March 31, 2023, which represented 13.6% of total assets under management, decreased 16.7% to $10.9 billion from $13.1 billion at March 31, 2022. The decrease was primarily due to market depreciation of $1.4 billion and distributions of $703 million. Our organic decay rate for closed-end funds for the twelve months ended March 31, 2023 was (0.4%).
Average assets under management for closed-end funds for the three months ended March 31, 2023 decreased 9.5% to $11.4 billion from $12.6 billion for the three months ended March 31, 2022.

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended March 31,
	2023	2022
U.S. GAAP
Revenue	$126,082	$154,189
Expenses	$81,183	$103,198
Operating income	$44,899	$50,991
Non-operating income (loss) (1)	$1,632	$5,110
Net income attributable to common stockholders	$35,314	$42,018
Diluted earnings per share	$0.71	$0.85
Operating margin	35.6%	33.1%

As Adjusted (2)
Net income attributable to common stockholders	$37,594	$51,152
Diluted earnings per share	$0.76	$1.04
Operating margin	38.0%	44.7%
_________________________
(1)Included amounts attributable to third-party interests in consolidated investment vehicles. Refer to non-operating income (loss) tables on pages 29-30 for additional detail.
(2)Refer to pages 31-33 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenue

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$62,520	$79,665	$(17,145)	(21.5)%
Institutional accounts	30,629	36,683	$(6,054)	(16.5)%
Closed-end funds	24,885	27,321	$(2,436)	(8.9)%
Total	118,034	143,669	$(25,635)	(17.8)%
Distribution and service fees	7,562	9,869	$(2,307)	(23.4)%
Other	486	651	$(165)	(25.3)%
Total revenue	$126,082	$154,189	$(28,107)	(18.2)%
Investment advisory and administration fees decreased from the three months ended March 31, 2022, primarily due to lower average assets under management across all three types of investment vehicles.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 66.0 bps and 67.2 bps for the three months ended March 31, 2023 and 2022, respectively. The decrease in the implied annualized effective fee rate was primarily due to a shift in the composition of assets under management.
•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.2 bps and 36.6 bps for the three months ended March 31, 2023 and 2022, respectively.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.9 bps and 88.3 bps for the three months ended March 31, 2023 and 2022, respectively.
Distribution and service fees decreased from the three months ended March 31, 2022, primarily due to lower average assets under management in U.S. open-end funds.

Expenses

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Employee compensation and benefits	$48,857	$54,743	$(5,886)	(10.8)%
Distribution and service fees	14,216	33,951	$(19,735)	(58.1)%
General and administrative	17,122	13,510	$3,612	26.7%
Depreciation and amortization	988	994	$(6)	(0.6)%
Total expenses	$81,183	$103,198	$(22,015)	(21.3)%
Employee compensation and benefits decreased from the three months ended March 31, 2022, primarily due to lower incentive compensation of $7.3 million and a decrease in amortization of restricted stock units of $1.0 million, partially offset by higher salaries of $2.1 million.
Distribution and service fee expenses decreased from the three months ended March 31, 2022, primarily due to lower average assets under management in U.S. open-end funds and costs of $14.2 million associated with the initial public offering of the Cohen & Steers Real Estate Opportunities and Income Fund (RLTY) included in the three months ended March 31, 2022 .
General and administrative expenses increased from the three months ended March 31, 2022, primarily due to incremental lease costs of $3.2 million related to the Company's future headquarters at 1166 Avenue of the Americas.
Operating Margin
Operating margin for the three months ended March 31, 2023 increased to 35.6% from 33.1% for the three months ended March 31, 2022. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended
	March 31, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$884	$843	$1,489		$3,216
Gain (loss) from investments—net	(7)	45	(346)	(1)	(308)
Foreign currency gain (loss)—net	41	24	(1,341)		(1,276)
Total non-operating income (loss)	918	912	(198)		1,632
Net (income) loss attributable to noncontrolling interests	(984)	—	—		(984)
Non-operating income (loss) attributable to the company	$(66)	$912	$(198)		$648
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments included in both Consolidated Investment Vehicles and Corporate Seed Investments.

(in thousands)	Three Months Ended
	March 31, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$734	$167	$(4)		$897
Gain (loss) from investments—net	3,513	752	(698)	(1)	3,567
Foreign currency gain (loss)—net	(294)	(1)	941		646
Total non-operating income (loss)	3,953	918	239		5,110
Net (income) loss attributable to noncontrolling interests	(4,823)	—	—		(4,823)
Non-operating income (loss) attributable to the company	$(870)	$918	$239		$287
_________________________
(1)    Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments included in both Consolidated Investment Vehicles and Corporate Seed Investments.
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2023	2022
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.5
Non-deductible executive compensation	3.0	5.2
Unrecognized tax benefit adjustments	0.2	—
Excess tax benefits related to the vesting and delivery of restricted stock units	(4.6)	(11.5)
Other	(0.2)	(0.1)
Effective income tax rate	22.5%	18.1%

Reconciliations of U.S. GAAP to As Adjusted Financial Results
Management believes that use of the following as adjusted (non-GAAP) financial results provides greater transparency into the Company’s operating performance. In addition, these as adjusted financial results are used to prepare the Company's internal management reports which are used in evaluating its business.
While management believes that these as adjusted financial results are useful in evaluating operating performance, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Effective January 1, 2023, the Company revised its methodology for as adjusted results to include interest and dividends from seed investments. Prior period amounts have not been recast to conform with the current period results as the impact was not significant.
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income attributable to common stockholders, U.S. GAAP	$35,314	$42,018
Seed investments—net (1)	968	1,051
Accelerated vesting of restricted stock units	245	2,305
Lease transition and other costs - 280 Park Avenue (2)	2,443	—
Initial public offering costs (3)	—	15,239
Foreign currency exchange (gains) losses—net (4)	1,090	(1,212)
Tax adjustments—net (5)	(2,466)	(8,249)
Net income attributable to common stockholders, as adjusted	$37,594	$51,152

Diluted weighted average shares outstanding	49,402	49,337
Diluted earnings per share, U.S. GAAP	$0.71	$0.85
Seed investments—net	0.02	0.02
Accelerated vesting of restricted stock units	0.01	0.05
Lease transition and other costs - 280 Park Avenue	0.05	—
Initial public offering costs	—	0.31
Foreign currency exchange (gains) losses—net	0.02	(0.02)
Tax adjustments—net	(0.05)	(0.17)
Diluted earnings per share, as adjusted	$0.76	$1.04
_________________________
(1)Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles as well as non-operating (income) loss from seed investments that were not consolidated. In accordance with the Company’s revised methodology, interest and dividends from seed investments were not included in the adjustment for the three months ended March 31, 2023.
(2)Represents lease and other expenses related to the Company's current headquarters at 280 Park Avenue, which it expects to vacate in the fourth quarter of 2023. In connection with the transition to its future headquarters, the Company will recognize additional GAAP expense as a result of the overlapping terms for both its current and future headquarters until its current headquarters lease expires in January 2024.
(3)Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2023	2022
Employee compensation and benefits	$—	$357
Distribution and service fees	—	14,224
General and administrative	—	658
Initial public offering costs	$—	$15,239
(4)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

(5)Tax adjustments are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2023	2022
Exclusion of tax effects associated with items noted above	$(1,285)	$(4,281)
Exclusion of discrete tax items	(1,181)	(3,968)
Total tax adjustments	$(2,466)	$(8,249)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Revenue, U.S. GAAP	$126,082	$154,189
Seed investments (1)	183	123
Revenue, as adjusted	$126,265	$154,312

Expenses, U.S. GAAP	$81,183	$103,198
Seed investments (1)	(267)	(276)
Accelerated vesting of restricted stock units	(245)	(2,305)
Lease transition and other costs - 280 Park Avenue (2)	(2,443)	—
Initial public offering costs (3)	—	(15,239)
Expenses, as adjusted	$78,228	$85,378

Operating income, U.S. GAAP	$44,899	$50,991
Seed investments (1)	450	399
Accelerated vesting of restricted stock units	245	2,305
Lease transition and other costs - 280 Park Avenue (2)	2,443	—
Initial public offering costs (3)	—	15,239
Operating income, as adjusted	$48,037	$68,934

Operating margin, U.S. GAAP	35.6%	33.1%
Operating margin, as adjusted	38.0%	44.7%
_________________________
(1)Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles.
(2)Represents lease and other expenses related to the Company's current headquarters at 280 Park Avenue, which it expects to vacate in the fourth quarter of 2023. In connection with the transition to its future headquarters, the Company will recognize additional GAAP expense as a result of the overlapping terms for both its current and future headquarters until its current headquarters lease expires in January 2024.
(3)Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2023	2022
Employee compensation and benefits	$—	$357
Distribution and service fees	—	14,224
General and administrative	—	658
Initial public offering costs	$—	$15,239

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2023	2022
Non-operating income (loss), U.S. GAAP	$1,632	$5,110
Seed investments—net (1)	(466)	(4,171)
Foreign currency exchange (gains) losses—net (2)	1,090	(1,212)
Non-operating income (loss), as adjusted	$2,256	$(273)
_________________________
(1)    Represents amounts related to the deconsolidation of seed investments in consolidated investment vehicles as well as non-operating (income) loss from seed investments that were not consolidated. In accordance with the Company’s revised methodology, interest and dividends from seed investments were not included in the adjustment for the three months ended March 31, 2023.
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
The table below summarizes net liquid assets:

(in thousands)	March 31, 2022	December 31, 2022
Cash and cash equivalents	$149,518	$247,418
U.S. Treasury securities	29,673	—
Liquid seed investments—net	68,685	67,987
Other current assets	72,568	70,716
Current liabilities	(58,830)	(114,522)
Net liquid assets	$261,614	$271,599
Cash and cash equivalents
Cash and cash equivalents are on deposit with several major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
U.S. Treasury securities
U.S. Treasury securities are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments include corporate securities held directly for the purpose of establishing performance track records and the Company's economic interest in consolidated investment vehicles which are presented net of noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At March 31, 2023, institutional accounts comprised 48.3% of total accounts receivable, while open-end and closed-end funds, together, comprised 43.5% of total accounts receivable. We perform a review of our receivables on an ongoing basis in order to assess collectability and, based on our analysis at March 31, 2023, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable and other liabilities and accrued expenses.
Future liquidity needs
Our business has become more capital intensive. Potential uses of capital range from funding the upfront costs associated with closed-end fund launches and rights offerings, seeding new strategies and vehicles, co-investing in private real estate vehicles, and making various one-time investments to grow our firm infrastructure as our business scales. In order to provide us with the financial flexibility to pursue these opportunities, on January 20, 2023, we entered into a Credit Agreement providing for a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026. Borrowings under the Credit Agreement will be used for working capital and other general corporate purposes. To date, we have not drawn on the credit agreement.

In connection with the build-out of our future office space located at 1166 Avenue of the Americas, we expect to incur costs of approximately $35.0 million to $45.0 million, net of lease incentives by the end of fiscal year 2023. The lease for our current corporate headquarters, also in New York City, is scheduled to expire in January 2024.
We have committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) of which $27.3 million remains unfunded. In addition, we have committed to invest up to $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) of which $124.8 million remains unfunded. The timing for funding the remaining portion of our commitments is determined by the investment vehicles.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flow Data:
Net cash provided by (used in) operating activities	$(14,966)	$(106,449)
Net cash provided by (used in) investing activities	(35,007)	(30,372)
Net cash provided by (used in) financing activities	(46,519)	38,648
Net increase (decrease) in cash and cash equivalents	(96,492)	(98,173)
Effect of foreign exchange rate changes on cash and cash equivalents	1,409	(1,383)
Cash and cash equivalents, beginning of the period	248,714	184,373
Cash and cash equivalents, end of the period	153,631	84,817
Cash and cash equivalents decreased by $96.5 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2023. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $15.0 million for the three months ended March 31, 2023. Net cash used in investing activities was $35.0 million, which included purchases of U.S. Treasury securities held for corporate purposes of $30.0 million. Net cash used in financing activities was $46.5 million, including dividends paid to stockholders of $28.1 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $20.4 million, partially offset by net contributions from noncontrolling interests of $2.2 million.
Cash and cash equivalents decreased by $98.2 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2022. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $106.4 million for the three months ended March 31, 2022, which included net investment purchases of $100.8 million resulting from the consolidation of certain investment vehicles. Net cash used in investing activities was $30.4 million, which included purchases of U.S. Treasury securities held for corporate purposes of $29.9 million. Net cash provided by financing activities was $38.6 million, including net contributions from noncontrolling interests of $90.7 million, partially offset by dividends paid to stockholders of $26.8 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.6 million.

Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at March 31, 2023:

(in thousands)	Reminder of 2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$8,760	$10,881	$13,038	$13,038	$13,038	$161,161	$219,916
Purchase obligations (1)	5,064	5,256	3,913	2,427	315	—	16,975
Other liability (2)	—	1,662	2,077	—	—	—	3,739
Total	$13,824	$17,799	$19,028	$15,465	$13,353	$161,161	$240,630
_________________________
(1)Represents contracts that are either noncancellable or cancellable with a penalty. Our obligations primarily reflected information technology equipment, software licenses and standard service contracts for market data.
(2)Consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in 2017.
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of March 31, 2023, we had funded $22.7 million of this commitment. In addition, we have committed to invest up to $125.0 million in CNSREIT. As of March 31, 2023, we had funded $0.2 million of this commitment to enable CNSREIT to capitalize a share class in preparation for an offering. The timing for funding the remaining portion of our commitments is determined by the investment vehicles.
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
On May 4, 2023, we declared a quarterly dividend on our common stock in the amount of $0.57 per share. This dividend will be payable on May 25, 2023 to stockholders of record at the close of business on May 15, 2023.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes to the Company’s accounting estimates for the three months ended March 31, 2023.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and other general economic conditions which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations, our revenue and the value of our seed investments may change.
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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of March 31, 2023 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$68,685	$(40,520)	$28,165	$30,982	$25,349
Illiquid seed investments—net	$19,572	$—	$19,572	$21,529	$17,615

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2023	283,544	$71.74	—	—
February 1 through February 28, 2023	1,361	$72.00	—	—
March 1 through March 31, 2023	27	$64.88	—	—
Total	284,932	$71.74	—	—
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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

10.1	—
Credit Agreement, dated as of January 20, 2023, among Cohen & Steers, Inc., Bank of America, N.A., as administrative agent, sole lead arranger and sole bookrunner, State Street Bank and Trust Company, as syndication agent, and the other lending institutions from time to time party thereto (4)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2023.

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 5, 2023	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 5, 2023	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer