Form 10-Q
period 2023-06-30
COHEN & STEERS, INC.
filed 2023-08-04
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 2023 was 49,129,843.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$178,471	$247,418
Investments ($139,197 and $134,929) (1)	188,227	172,955
Accounts receivable	63,217	66,676
Due from brokers ($867 and $38) (1)	2,570	2,080
Property and equipment—net	36,328	8,757
Operating lease right-of-use assets—net	107,759	136,430
Goodwill and intangible assets—net	19,269	19,049
Other assets ($548 and $576) (1)	29,146	20,014
Total assets	$624,987	$673,379

Liabilities:
Accrued compensation and benefits	$31,487	$77,764
Distribution and service fees payable	8,560	8,421
Operating lease liabilities	115,565	138,809
Income tax payable	216	7,750
Due to brokers ($630 and $11) (1)	1,257	835
Other liabilities and accrued expenses ($626 and $664) (1)	23,995	12,857
Total liabilities	181,080	246,436
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	85,518	85,335
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 55,744,666 and 55,051,975 shares issued at June 30, 2023 and December 31, 2022, respectively	558	551
Additional paid-in capital	794,159	769,373
Accumulated deficit	(162,231)	(171,417)
Accumulated other comprehensive loss	(8,537)	(10,784)
Treasury stock, at cost, 6,617,428 and 6,329,178 shares at June 30, 2023 and December 31, 2022, respectively	(270,797)	(250,169)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	353,152	337,554
Nonredeemable noncontrolling interests	5,237	4,054
Total stockholders’ equity	358,389	341,608
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$624,987	$673,379
_________________________
(1)    Amounts in parentheses represent the aggregate balances at June 30, 2023 and December 31, 2022 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Investment advisory and administration fees	$113,118	$137,655	$231,152	$281,324
Distribution and service fees	6,977	9,005	14,539	18,874
Other	535	771	1,021	1,422
Total revenue	120,630	147,431	246,712	301,620
Expenses:
Employee compensation and benefits	48,893	53,857	97,750	108,600
Distribution and service fees	13,329	18,236	27,545	52,187
General and administrative	16,728	13,238	33,850	26,748
Depreciation and amortization	839	1,106	1,827	2,100
Total expenses	79,789	86,437	160,972	189,635
Operating income	40,841	60,994	85,740	111,985
Non-operating income (loss):
Interest and dividend income—net	3,428	1,888	6,644	2,785
Gain (loss) from investments—net	356	(28,573)	48	(25,006)
Foreign currency gain (loss)—net	(1,134)	1,683	(2,410)	2,329
Total non-operating income (loss)	2,650	(25,002)	4,282	(19,892)
Income before provision for income taxes	43,491	35,992	90,022	92,093
Provision for income taxes	10,986	9,843	21,219	19,103
Net income	32,505	26,149	68,803	72,990
Net (income) loss attributable to noncontrolling interests	(727)	25,807	(1,711)	20,984
Net income attributable to common stockholders	$31,778	$51,956	$67,092	$93,974

Earnings per share attributable to common stockholders:
Basic	$0.64	$1.06	$1.36	$1.93
Diluted	$0.64	$1.06	$1.36	$1.91

Weighted average shares outstanding:
Basic	49,315	48,805	49,257	48,739
Diluted	49,463	49,208	49,433	49,272

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$32,505	$26,149	$68,803	$72,990
Net (income) loss attributable to noncontrolling interests	(727)	25,807	(1,711)	20,984
Net income attributable to common stockholders	31,778	51,956	67,092	93,974
Other comprehensive income (loss):
Foreign currency translation gain (loss)	676	(3,614)	2,247	(5,165)
Total comprehensive income attributable to common stockholders	$32,454	$48,342	$69,339	$88,809

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2023	$558	$781,300	$(165,053)	$(9,213)	$(270,610)	$5,363	$342,345	$87,249
Dividends ($0.57 per share)	—	—	(28,956)	—	—	—	(28,956)	—
Issuance of common stock	—	342	—	—	—	—	342	—
Repurchase of common stock	—	—	—	—	(187)	—	(187)	—
Issuance of restricted stock units—net	—	1,308	—	—	—	—	1,308	—
Amortization of restricted stock units—net	—	11,209	—	—	—	—	11,209	—
Net income (loss)	—	—	31,778	—	—	(193)	31,585	920
Other comprehensive income (loss)	—	—	—	676	—	—	676	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	67	67	(2,651)
June 30, 2023	$558	$794,159	$(162,231)	$(8,537)	$(270,797)	$5,237	$358,389	$85,518

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2022	$550	$728,644	$(217,453)	$(7,437)	$(248,939)	$—	$255,365	$184,656
Dividends ($0.55 per share)	—	—	(27,649)	—	—	—	(27,649)	—
Issuance of common stock	—	358	—	—	—	—	358	—
Repurchase of common stock	—	—	—	—	(173)	—	(173)	—
Issuance of restricted stock units—net	—	1,391	—	—	—	—	1,391	—
Amortization of restricted stock units—net	—	11,751	—	—	—	—	11,751	—
Net income (loss)	—	—	51,956		—	—	51,956	(25,807)
Other comprehensive income (loss)	—	—	—	(3,614)	—	—	(3,614)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	27,149
June 30, 2022	$550	$742,144	$(193,146)	$(11,051)	$(249,112)	$—	$289,385	$185,998

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)—(Continued)
(in thousands, except per share data)

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2023	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335
Dividends ($1.14 per share)	—	—	(57,906)	—	—	—	(57,906)	—
Issuance of common stock	7	791	—	—	—	—	798	—
Repurchase of common stock	—	—	—	—	(20,628)	—	(20,628)	—
Issuance of restricted stock units—net	—	2,486	—	—	—	—	2,486	—
Amortization of restricted stock units—net	—	21,509	—	—	—	—	21,509	—
Net income (loss)	—	—	67,092	—	—	(440)	66,652	2,151
Other comprehensive income (loss)	—	—	—	2,247	—	—	2,247	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,623	1,623	(1,968)
June 30, 2023	$558	$794,159	$(162,231)	$(8,537)	$(270,797)	$5,237	$358,389	$85,518

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2022	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$—	$255,183	$89,143
Dividends ($1.10 per share)	—	—	(55,153)	—	—	—	(55,153)	—
Issuance of common stock	7	793	—	—	—	—	800	—
Repurchase of common stock	—	—	—	—	(25,758)	—	(25,758)	—
Issuance of restricted stock units—net	—	2,641	—	—	—	—	2,641	—
Amortization of restricted stock units—net	—	22,863	—	—	—	—	22,863	—
Net income (loss)	—	—	93,974	—	—	—	93,974	(20,984)
Other comprehensive income (loss)	—	—	—	(5,165)	—	—	(5,165)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	117,839
June 30, 2022	$550	$742,144	$(193,146)	$(11,051)	$(249,112)	$—	$289,385	$185,998
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$68,803	$72,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	22,410	24,139
Depreciation and amortization	2,349	2,713
Amortization of right-of-use assets	7,973	5,426
(Gain) loss from investments—net	(48)	25,006
Deferred income taxes	480	1,834
Foreign currency (gain) loss	573	2,462
Changes in operating assets and liabilities:
Accounts receivable	2,886	5,914
Due from brokers	(474)	(2,977)
Investments within consolidated investment vehicles	(2,882)	(142,774)
Other assets	(7,082)	6,799
Accrued compensation and benefits	(46,277)	(34,499)
Distribution and service fees payable	139	1,773
Operating lease liabilities	(2,546)	(6,033)
Due to brokers	1,210	4,754
Income tax payable	(9,896)	(17,068)
Other liabilities and accrued expenses	1,097	771
Net cash provided by (used in) operating activities	38,715	(48,770)
Cash flows from investing activities:
Purchases of investments	(45,216)	(73,866)
Proceeds from sales and maturities of investments	34,125	31,827
Purchases of property and equipment	(20,131)	(1,562)
Net cash provided by (used in) investing activities	(31,222)	(43,601)
Cash flows from financing activities:
Issuance of common stock—net	678	680
Repurchase of common stock	(20,628)	(25,758)
Dividends to stockholders	(56,202)	(53,668)
Debt issuance costs	(603)	—
Net contributions (distributions) from noncontrolling interests	(345)	117,839
Net cash provided by (used in) financing activities	(77,100)	39,093
Net increase (decrease) in cash and cash equivalents	(69,607)	(53,278)
Effect of foreign exchange rate changes on cash and cash equivalents	2,044	(4,526)
Cash and cash equivalents, beginning of the period	248,714	184,373
Cash and cash equivalents, end of the period	$181,151	$126,569
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash and cash equivalents	$178,471	$126,569
Cash included in investments (1)	2,680	—
Total cash and cash equivalents within condensed consolidated statements of cash flows	$181,151	$126,569
________________________
(1)    Cash included in investments represents operating cash held in consolidated investment vehicles.
During the six months ended June 30, 2023 and 2022, the Company paid taxes, net of tax refunds, of $30.6 million and $34.3 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $1.7 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the condensed consolidated statements of changes in stockholders' equity.
Non-cash investing activities included $9.3 million related to purchases of property and equipment in connection with the Company's future headquarters that remain unpaid at June 30, 2023.

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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. The Company's investments are categorized as follows:
•Equity investments at fair value generally represent common stocks, limited partnership interests, master limited partnership interests, preferred securities and other seed investments in Company-sponsored vehicles.
•Trading investments generally represent U.S. Treasury securities and investment-grade corporate debt securities.
Realized and unrealized gains and losses on our investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
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
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the life of the lease and thereafter, are remeasured if there is a change in lease terms. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used its estimated incremental borrowing rate based on the information available as of lease commencement dates in determining the present value of lease payments. The operating lease ROU assets reflect any upfront lease payments made as well as lease incentives received. During the second quarter of 2023, the Company incurred costs related to the build-out of its future headquarters which qualified for reimbursement from the landlord. As a result, the Company remeasured its ROU asset and lease liability resulting in a $22.2 million reduction.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Noncontrolling Interests—Noncontrolling interests consist of nonredeemable and redeemable third-party interests in the Company's consolidated investment vehicles. Noncontrolling interests that are not redeemable at the option of the investors are classified as nonredeemable noncontrolling interests and are included in stockholders’ equity. Noncontrolling interests that are redeemable at the option of the investors are classified as redeemable noncontrolling interests and are not treated as permanent equity. Noncontrolling interests are recorded at fair value which approximates the net asset value at each reporting period.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(8.5) million and $(10.8) million at June 30, 2023 and December 31, 2022, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Client domicile:
North America	$104,686	$129,428	$214,456	$264,628
Japan	8,014	9,263	16,133	18,786
Europe, Middle East and Africa	4,654	5,405	9,541	11,358
Asia Pacific excluding Japan	3,276	3,335	6,582	6,848
Total	$120,630	$147,431	$246,712	$301,620

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Investment vehicle:
Open-end funds	$66,574	$85,561	$137,142	$175,746
Institutional accounts	30,166	34,429	60,795	71,112
Closed-end funds	23,890	27,441	48,775	54,762
Total	$120,630	$147,431	$246,712	$301,620
4. Investments

The following table summarizes the Company's investments:

(in thousands)	June 30, 2023	December 31, 2022
Equity investments at fair value	$161,051	$157,646
Trading	27,155	15,289
Equity method	21	20
Total investments	$188,227	$172,955

The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net realized gains (losses) during the period	$(761)	$2,664	$(3,091)	$10,845
Net unrealized gains (losses) during the period on investments still held at the end of the period	1,117	(31,237)	3,139	(35,851)
Gain (loss) from investments—net (1)	$356	$(28,573)	$48	$(25,006)
________________________
(1)Included gain (loss) attributable to noncontrolling interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
At June 30, 2023 and December 31, 2022, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (SICAV GLI), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF).
The following tables summarize the statements of financial condition attributable to the Company's consolidated VIEs:

	June 30, 2023
(in thousands)	SICAV GLI	SICAV GRE	GRP-CIP	REOF	Total
Assets (1)
Investments	$37,011	$79,033	$151	$23,002	$139,197
Due from brokers	233	609	25	—	867
Other assets	190	357	—	1	548
Total assets	37,434	79,999	176	23,003	140,612

Liabilities (1)
Due to brokers	$272	$358	$—	$—	$630
Other liabilities and accrued expenses	70	140	5	411	626
Total liabilities	342	498	5	411	1,256

Net assets	$37,092	$79,501	$171	$22,592	$139,356

Attributable to the Company	$19,232	$11,843	$171	$17,355	$48,601
Attributable to noncontrolling interests	17,860	67,658	—	5,237	90,755
Net assets	$37,092	$79,501	$171	$22,592	$139,356
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
The following tables present fair value measurements:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$133,860	$—	$—	$—	$133,860
Equity investments at fair value:
Common stocks	$143,489	$—	$—	$—	$143,489
Limited partnership interests	—	—	13,986	1,397	15,383
Master limited partnership interests	321	—	—	—	321
Preferred securities	1,415	108	—	—	1,523
Other	215	—	—	120	335
Total	$145,440	$108	$13,986	$1,517	$161,051
Trading investments:
Fixed income	$—	$27,155	$—	$—	$27,155
Equity method investments	$—	$—	$—	$21	$21

Total investments	$145,440	$27,263	$13,986	$1,538	$188,227

Derivatives - assets:
Total return swaps	$—	$374	$—	$—	$374
Forward contracts - foreign exchange	—	476	—	—	476
Total	$—	$850	$—	$—	$850
Derivatives - liabilities:
Total return swaps	$—	$249	$—	$—	$249
Forward contracts - foreign exchange	—	18	—	—	18
Total	$—	$267	$—	$—	$267
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
•Equity method investments included the Company's partnership interests in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and Cohen & Steers Global Listed Infrastructure Fund L.P. (LPGI). GRP-TE invests in non-registered real estate funds and LPGI invests in global infrastructure securities. The Company's ownership interest in GRP-TE was approximately 0.2% at June 30, 2023 and December 31, 2022. The Company's ownership interest in LPGI was approximately 0.01% at June 30, 2023 and December 31, 2022.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
At June 30, 2023 and December 31, 2022, the Company did not have the ability to redeem its limited partnership interests in private real estate funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust or LPGI.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$13,633	$17,753	$10,759	$—
Purchases/contributions	4,625	—	7,517	19,380
Sales/distributions	(2,975)	—	(2,975)	—
Unrealized gains (losses)	(1,297)	839	(1,315)	(788)
Balance at end of period	$13,986	$18,592	$13,986	$18,592
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of June 30, 2023 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interest	$13,986	Discounted cash flow	Discount rate Terminal capitalization rate	8.75% 7.25%
		Transaction price	n/a

	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interest	$10,759	Discounted cash flow	Discount rate Terminal capitalization rate	8.75% 7.25%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of June 30, 2023
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,330	$40,996	$374	$249
Forward contracts - foreign exchange	—	10,039	476	18
Total corporate derivatives	$2,330	$51,035	$850	$267

	As of December 31, 2022
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,340	$33,637	$276	$717
Forward contracts - foreign exchange	—	9,810	—	742
Total corporate derivatives	$2,340	$43,447	$276	$1,459
________________________
(1)    The fair value of derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
The Company's corporate derivatives included:
•Total return swaps which are utilized to economically hedge a portion of the market risk of certain seed investments and to gain exposure for the purpose of establishing a performance track record; and
•Forward foreign exchange contracts which are utilized to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.
Cash and U.S. Treasury securities pledged as collateral for forward and swap contracts totaled $1.7 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively. Cash collateral received for swap contracts was $0.6 million at June 30, 2023.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Corporate derivatives:
Total return swaps	$(25)	$3,269	$(677)	$3,188
Forward contracts - foreign exchange	769	(420)	1,200	390
Total corporate derivatives	$744	$2,849	$523	$3,578
Derivatives held by consolidated investment vehicles:
Total return swaps	—	(1,152)	—	3,160

Total (1)	$744	$1,697	$523	$6,738
________________________
(1)Gains and losses on total return swaps are included in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Gains and losses on forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's condensed consolidated statements of operations.

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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$32,505	$26,149	$68,803	$72,990
Net (income) loss attributable to noncontrolling interests	(727)	25,807	(1,711)	20,984
Net income attributable to common stockholders	$31,778	$51,956	$67,092	$93,974
Basic weighted average shares outstanding	49,315	48,805	49,257	48,739
Dilutive potential shares from restricted stock units	148	403	176	533
Diluted weighted average shares outstanding	49,463	49,208	49,433	49,272

Basic earnings per share attributable to common stockholders	$0.64	$1.06	$1.36	$1.93
Diluted earnings per share attributable to common stockholders	$0.64	$1.06	$1.36	$1.91

Anti-dilutive common stock equivalents excluded from the calculation	214	2	141	2

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.1	3.1	3.1
Non-deductible executive compensation	1.4	1.6	2.2	3.3
Excess tax benefits related to the vesting and delivery of restricted stock units	—	0.2	(2.4)	(5.1)
Unrecognized tax benefit adjustments	—	(10.1)	0.1	(5.5)
Other	0.2	0.1	—	0.1
Effective income tax rate	25.7%	15.9%	24.0%	16.9%

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Investment advisory and administration fees (1)	$81,113	$100,803	$166,612	$205,040
Distribution and service fees	6,977	9,005	14,539	18,874
Total	$88,090	$109,808	$181,151	$223,914
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $4.3 million for both the three months ended June 30, 2023 and 2022, and $8.9 million and $8.6 million for the six months ended June 30, 2023 and 2022, respectively.
Included in accounts receivable at June 30, 2023 and December 31, 2022 are receivables due from Company-sponsored funds, which are generally collectible the next business day, of $30.7 million and $32.9 million, respectively. Included in accounts payable at June 30, 2023 and December 31, 2022 are payables due to Company-sponsored funds of $0.8 million and $1.0 million, respectively.
Included in other assets at June 30, 2023 and December 31, 2022 is an advance to Cohen & Steers Income
Opportunities REIT, Inc. (CNSREIT) of $6.4 million and $3.5 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNREIT's NAV is at least $1.0 billion. At June 30, 2023 and December 31, 2022, the Company determined the advance to be collectible. At June 30, 2023, the Company reclassified the advance from accounts receivable to other assets on its condensed consolidated statement of financial condition as of December 31, 2022.
See discussion of commitments to Company-sponsored vehicles in Note 11.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
10. Credit Agreement

On January 20, 2023, the Company entered into a Credit Agreement with Bank of America, N.A. (Credit Agreement) providing for a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026. Borrowings under the Credit Agreement bear interest at a variable annual rate equal to, at the Company’s option, either, (i) in respect of Term Secured Overnight Financing Rate (SOFR) Loans (as defined in the Credit Agreement), a rate equal to Term SOFR (as defined in the Credit Agreement) in effect for such period plus an applicable rate as determined according to a performance pricing grid and, (ii) in respect of Base Rate Loans (as defined in the Credit Agreement), a rate equal to a Base Rate (as defined in the Credit Agreement) plus an applicable rate as determined according to a performance pricing grid. The Company is also required to pay a commitment fee determined according to a performance pricing grid and based on the actual daily unused amount of the Credit Agreement payable quarterly.

Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of June 30, 2023, the Company was in compliance with these covenants.

As of June 30, 2023, the Company had not drawn upon the credit agreement.

11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to $50.0 million in REOF. As of June 30, 2023, the Company had funded $21.2 million of this commitment. In addition, the Company has committed to invest up to $125.0 million in CNSREIT. As of June 30, 2023, the Company had funded $0.2 million of this commitment to enable CNSREIT to capitalize a share class in preparation for an offering. The timing for funding the remaining portion of the Company's commitments is determined by the investment vehicles.

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
On August 3, 2023, the Company declared a quarterly dividend on its common stock in the amount of $0.57 per share. This dividend will be payable on August 24, 2023 to stockholders of record at the close of business on August 14, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Open-end Funds
Assets under management, beginning of period	$36,427	$48,105	$36,903	$50,911
Inflows	2,782	4,859	6,256	9,745
Outflows	(3,290)	(5,103)	(7,069)	(9,781)
Net inflows (outflows)	(508)	(244)	(813)	(36)
Market appreciation (depreciation)	794	(5,654)	904	(8,389)
Distributions	(344)	(624)	(625)	(903)
Transfers	(160)	—	(160)	—
Total increase (decrease)	(218)	(6,522)	(694)	(9,328)
Assets under management, end of period	$36,209	$41,583	$36,209	$41,583
Percentage of total assets under management	45.0%	47.3%	45.0%	47.3%
Average assets under management	$35,911	$45,188	$37,178	$46,602

Institutional Accounts
Assets under management, beginning of period	$32,604	$40,956	$32,373	$42,727
Inflows	670	1,259	1,385	3,319
Outflows	(676)	(1,734)	(1,509)	(3,800)
Net inflows (outflows)	(6)	(475)	(124)	(481)
Market appreciation (depreciation)	776	(5,733)	1,384	(7,227)
Distributions	(259)	(242)	(518)	(513)
Transfers	160	—	160	—
Total increase (decrease)	671	(6,450)	902	(8,221)
Assets under management, end of period	$33,275	$34,506	$33,275	$34,506
Percentage of total assets under management	41.4%	39.3%	41.4%	39.3%
Average assets under management	$32,682	$37,506	$33,047	$39,048

Closed-end Funds
Assets under management, beginning of period	$10,874	$13,061	$11,149	$12,991
Inflows	2	2	13	556
Outflows	—	—	(85)	—
Net inflows (outflows)	2	2	(72)	556
Market appreciation (depreciation)	207	(1,137)	160	(1,474)
Distributions	(154)	(153)	(308)	(300)
Total increase (decrease)	55	(1,288)	(220)	(1,218)
Assets under management, end of period	$10,929	$11,773	$10,929	$11,773
Percentage of total assets under management	13.6%	13.4%	13.6%	13.4%
Average assets under management	$10,813	$12,428	$11,081	$12,489

Total
Assets under management, beginning of period	$79,905	$102,122	$80,425	$106,629
Inflows	3,454	6,120	7,654	13,620
Outflows	(3,966)	(6,837)	(8,663)	(13,581)
Net inflows (outflows)	(512)	(717)	(1,009)	39
Market appreciation (depreciation)	1,777	(12,524)	2,448	(17,090)
Distributions	(757)	(1,019)	(1,451)	(1,716)
Total increase (decrease)	508	(14,260)	(12)	(18,767)
Assets under management, end of period	$80,413	$87,862	$80,413	$87,862
Average assets under management	$79,406	$95,122	$81,306	$98,139

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advisory
Assets under management, beginning of period	$18,490	$23,726	$18,631	$24,599
Inflows	282	769	504	2,342
Outflows	(496)	(1,177)	(1,117)	(2,792)
Net inflows (outflows)	(214)	(408)	(613)	(450)
Market appreciation (depreciation)	388	(3,183)	646	(4,014)
Transfers	160	—	160	—
Total increase (decrease)	334	(3,591)	193	(4,464)
Assets under management, end of period	$18,824	$20,135	$18,824	$20,135
Percentage of institutional assets under management	56.6%	58.4%	56.6%	58.4%
Average assets under management	$18,602	$21,869	$18,861	$22,860

Japan Subadvisory
Assets under management, beginning of period	$8,713	$10,692	$8,376	$11,329
Inflows	283	249	668	468
Outflows	(89)	(226)	(148)	(329)
Net inflows (outflows)	194	23	520	139
Market appreciation (depreciation)	312	(1,534)	582	(2,016)
Distributions	(259)	(242)	(518)	(513)
Total increase (decrease)	247	(1,753)	584	(2,390)
Assets under management, end of period	$8,960	$8,939	$8,960	$8,939
Percentage of institutional assets under management	26.9%	25.9%	26.9%	25.9%
Average assets under management	$8,653	$9,604	$8,696	$9,975

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,401	$6,538	$5,366	$6,799
Inflows	105	241	213	509
Outflows	(91)	(331)	(244)	(679)
Net inflows (outflows)	14	(90)	(31)	(170)
Market appreciation (depreciation)	76	(1,016)	156	(1,197)
Total increase (decrease)	90	(1,106)	125	(1,367)
Assets under management, end of period	$5,491	$5,432	$5,491	$5,432
Percentage of institutional assets under management	16.5%	15.7%	16.5%	15.7%
Average assets under management	$5,427	$6,033	$5,490	$6,213

Total Institutional Accounts
Assets under management, beginning of period	$32,604	$40,956	$32,373	$42,727
Inflows	670	1,259	1,385	3,319
Outflows	(676)	(1,734)	(1,509)	(3,800)
Net inflows (outflows)	(6)	(475)	(124)	(481)
Market appreciation (depreciation)	776	(5,733)	1,384	(7,227)
Distributions	(259)	(242)	(518)	(513)
Transfers	160	—	160	—
Total increase (decrease)	671	(6,450)	902	(8,221)
Assets under management, end of period	$33,275	$34,506	$33,275	$34,506
Average assets under management	$32,682	$37,506	$33,047	$39,048

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. Real Estate
Assets under management, beginning of period	$36,080	$47,268	$35,108	$49,915
Inflows	1,614	2,582	3,647	5,875
Outflows	(1,500)	(2,433)	(3,099)	(5,169)
Net inflows (outflows)	114	149	548	706
Market appreciation (depreciation)	1,210	(6,542)	2,117	(9,334)
Distributions	(456)	(697)	(893)	(1,109)
Transfers	—	—	68	—
Total increase (decrease)	868	(7,090)	1,840	(9,737)
Assets under management, end of period	$36,948	$40,178	$36,948	$40,178
Percentage of total assets under management	45.9%	45.7%	45.9%	45.7%
Average assets under management	$35,800	$43,917	$36,283	$45,174

Preferred Securities
Assets under management, beginning of period	$18,210	$24,466	$19,767	$26,987
Inflows	1,241	1,711	2,695	3,675
Outflows	(1,606)	(2,757)	(3,932)	(5,629)
Net inflows (outflows)	(365)	(1,046)	(1,237)	(1,954)
Market appreciation (depreciation)	348	(1,769)	(144)	(3,169)
Distributions	(184)	(202)	(379)	(415)
Transfers	—	—	2	—
Total increase (decrease)	(201)	(3,017)	(1,758)	(5,538)
Assets under management, end of period	$18,009	$21,449	$18,009	$21,449
Percentage of total assets under management	22.4%	24.4%	22.4%	24.4%
Average assets under management	$18,013	$22,915	$19,124	$24,272

Global/International Real Estate
Assets under management, beginning of period	$14,762	$19,362	$14,782	$19,380
Inflows	368	861	641	2,417
Outflows	(458)	(1,164)	(875)	(1,944)
Net inflows (outflows)	(90)	(303)	(234)	473
Market appreciation (depreciation)	206	(3,303)	408	(4,078)
Distributions	(40)	(47)	(48)	(66)
Transfers	—	—	(70)	—
Total increase (decrease)	76	(3,653)	56	(3,671)
Assets under management, end of period	$14,838	$15,709	$14,838	$15,709
Percentage of total assets under management	18.5%	17.9%	18.5%	17.9%
Average assets under management	$14,859	$17,524	$15,093	$18,183

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Global Listed Infrastructure
Assets under management, beginning of period	$8,596	$9,197	$8,596	$8,763
Inflows	79	461	214	925
Outflows	(250)	(353)	(374)	(652)
Net inflows (outflows)	(171)	108	(160)	273
Market appreciation (depreciation)	12	(673)	47	(359)
Distributions	(58)	(58)	(104)	(103)
Total increase (decrease)	(217)	(623)	(217)	(189)
Assets under management, end of period	$8,379	$8,574	$8,379	$8,574
Percentage of total assets under management	10.4%	9.8%	10.4%	9.8%
Average assets under management	$8,486	$8,853	$8,582	$8,729

Other
Assets under management, beginning of period	$2,257	$1,829	$2,172	$1,584
Inflows	152	505	457	728
Outflows	(152)	(130)	(383)	(187)
Net inflows (outflows)	—	375	74	541
Market appreciation (depreciation)	1	(237)	20	(150)
Distributions	(19)	(15)	(27)	(23)
Total increase (decrease)	(18)	123	67	368
Assets under management, end of period	$2,239	$1,952	$2,239	$1,952
Percentage of total assets under management	2.8%	2.2%	2.8%	2.2%
Average assets under management	$2,248	$1,913	$2,224	$1,781

Total
Assets under management, beginning of period	$79,905	$102,122	$80,425	$106,629
Inflows	3,454	6,120	7,654	13,620
Outflows	(3,966)	(6,837)	(8,663)	(13,581)
Net inflows (outflows)	(512)	(717)	(1,009)	39
Market appreciation (depreciation)	1,777	(12,524)	2,448	(17,090)
Distributions	(757)	(1,019)	(1,451)	(1,716)
Total increase (decrease)	508	(14,260)	(12)	(18,767)
Assets under management, end of period	$80,413	$87,862	$80,413	$87,862
Average assets under management	$79,406	$95,122	$81,306	$98,139

Investment Performance at June 30, 2023
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
(2)    © 2023 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2023. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at June 30, 2023 decreased 8.5% to $80.4 billion from $87.9 billion at June 30, 2022. The decrease was due to net outflows of $2.7 billion, market depreciation of $1.4 billion and distributions of $3.4 billion. Net outflows included $2.4 billion from preferred securities. Market depreciation included $647 million from U.S. real estate and $552 million from global/international real estate. Distributions included $2.2 billion from U.S. real estate, $798 million from preferred securities and $218 million from global listed infrastructure. Our organic decay rate for the twelve months ended June 30, 2023 was (3.1%). The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.
Open-end funds
Assets under management in open-end funds at June 30, 2023, which represented 45.0% of total assets under management, decreased 12.9% to $36.2 billion from $41.6 billion at June 30, 2022. The decrease was due to net outflows of

$2.5 billion, market depreciation of $989 million and distributions of $1.7 billion. Net outflows included $2.0 billion from preferred securities and $823 million from U.S. real estate, partially offset by net inflows of $324 million into real assets multi-strategy (included in "Other" in the Assets under Management - By Investment Strategy table). Market depreciation included $627 million from U.S. real estate and $224 million from preferred securities. Distributions included $960 million from U.S. real estate and $572 million from preferred securities. Of these distributions, $1.3 billion was reinvested and included in net flows. Our organic decay rate for open-end funds for the twelve months ended June 30, 2023 was (6.0%).
Institutional accounts
Assets under management in institutional accounts at June 30, 2023, which represented 41.4% of total assets under management, decreased 3.6% to $33.3 billion from $34.5 billion at June 30, 2022. The decrease was due to net outflows of $86 million, market depreciation of $314 million and distributions of $991 million. Net outflows included $374 million from preferred securities and $89 million from global/international real estate, partially offset by net inflows of $363 million into U.S. real estate. Market depreciation included $425 million from global/international real estate, partially offset by market appreciation of $45 million from U.S. real estate. Distributions included $958 million from U.S. real estate. Our organic decay rate for institutional accounts for the twelve months ended June 30, 2023 was (0.2%).
Assets under management in advisory accounts at June 30, 2023, which represented 56.6% of institutional assets under management, decreased 6.5% to $18.8 billion from $20.1 billion at June 30, 2022. The decrease was due to net outflows of $1.2 billion and market depreciation of $244 million. Net outflows included $774 million from U.S. real estate and $357 million from preferred securities. Market depreciation included $258 million from global/international real estate. Our organic decay rate for advisory accounts for the twelve months ended June 30, 2023 was (6.0%).
Assets under management in Japan subadvisory accounts at June 30, 2023, which represented 26.9% of institutional assets under management, increased 0.2% to $9.0 billion from $8.9 billion at June 30, 2022. The increase was primarily due to net inflows of $933 million and market appreciation of $79 million, partially offset by distributions of $991 million. Net inflows included $980 million into U.S. real estate. Market appreciation included $127 million from U.S. real estate, partially offset by market depreciation of $54 million from global/international real estate. Distributions included $958 million from U.S. real estate. Our organic growth rate for Japan subadvisory accounts for the twelve months ended June 30, 2023 was 10.6%.
Assets under management in subadvisory accounts excluding Japan at June 30, 2023, which represented 16.5% of institutional assets under management, increased 1.1% to $5.5 billion from $5.4 billion at June 30, 2022. The increase was primarily due to net inflows of $206 million, partially offset by market depreciation of $148 million. Net inflows included $157 million into U.S. real estate. Market depreciation included $114 million from global/international real estate. Our organic growth rate for subadvisory accounts excluding Japan for the twelve months ended June 30, 2023 was 3.6%.
Closed-end funds
Assets under management in closed-end funds at June 30, 2023, which represented 13.6% of total assets under management, decreased 7.2% to $10.9 billion from $11.8 billion at June 30, 2022. The decrease was due to net outflows of $53 million, market depreciation of $88 million and distributions of $704 million. Our organic decay rate for closed-end funds for the twelve months ended June 30, 2023 was (0.4%).

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. GAAP
Revenue	$120,630	$147,431	$246,712	$301,620
Expenses	$79,789	$86,437	$160,972	$189,635
Operating income	$40,841	$60,994	$85,740	$111,985
Non-operating income (loss) (1)	$2,650	$(25,002)	$4,282	$(19,892)
Net income attributable to common stockholders	$31,778	$51,956	$67,092	$93,974
Diluted earnings per share	$0.64	$1.06	$1.36	$1.91
Operating margin	33.9%	41.4%	34.8%	37.1%

As Adjusted (2)
Net income attributable to common stockholders	$34,742	$47,202	$72,336	$98,354
Diluted earnings per share	$0.70	$0.96	$1.46	$2.00
Operating margin	36.4%	43.3%	37.3%	44.0%
_________________________
(1)Included amounts attributable to third-party interests in consolidated investment vehicles. Refer to non-operating income (loss) tables on pages 29-32 for additional detail.
(2)Refer to pages 33-35 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenue

(in thousands)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$59,062	$75,785	$(16,723)	(22.1%)
Institutional accounts	30,166	34,429	$(4,263)	(12.4%)
Closed-end funds	23,890	27,441	$(3,551)	(12.9%)
Total	113,118	137,655	$(24,537)	(17.8%)
Distribution and service fees	6,977	9,005	$(2,028)	(22.5%)
Other	535	771	$(236)	(30.6%)
Total revenue	$120,630	$147,431	$(26,801)	(18.2%)

Investment advisory and administration fees decreased from the three months ended June 30, 2022, primarily due to lower average assets under management across all three types of investment vehicles.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 66.0 bps and 67.3 bps for the three months ended June 30, 2023 and 2022, respectively. The decrease in the implied annualized effective fee rate was primarily due to a shift in the composition of assets under management.
•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.0 bps and 36.8 bps for the three months ended June 30, 2023 and 2022, respectively.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.6 bps for both the three months ended June 30, 2023 and 2022.
Distribution and service fees decreased from the three months ended June 30, 2022, primarily due to lower average assets under management in U.S. open-end funds.

Expenses

(in thousands)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Employee compensation and benefits	$48,893	$53,857	$(4,964)	(9.2%)
Distribution and service fees	13,329	18,236	$(4,907)	(26.9%)
General and administrative	16,728	13,238	$3,490	26.4%
Depreciation and amortization	839	1,106	$(267)	(24.1%)
Total expenses	$79,789	$86,437	$(6,648)	(7.7%)
Employee compensation and benefits decreased from the three months ended June 30, 2022, primarily due to lower incentive compensation of $6.0 million and a decrease in amortization of restricted stock units of $1.3 million, partially offset by higher salaries of $1.8 million and an increase in severance expense of $603,000.
Distribution and service fees decreased from the three months ended June 30, 2022, primarily due to lower average assets under management in U.S. open-end funds.
General and administrative expenses increased from the three months ended June 30, 2022, primarily due to incremental lease costs of $2.8 million related to the Company's future headquarters at 1166 Avenue of the Americas.
Operating Margin
Operating margin for the three months ended June 30, 2023 decreased to 33.9% from 41.4% for the three months ended June 30, 2022. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended
	June 30, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$1,050	$939	$1,439		$3,428
Gain (loss) from investments—net	13	25	318	(1)	356
Foreign currency gain (loss)—net	(88)	1	(1,047)	(2)	(1,134)
Total non-operating income (loss)	975	965	710		2,650
Net (income) loss attributable to noncontrolling interests	(727)	—	—		(727)
Non-operating income (loss) attributable to the Company	$248	$965	$710		$1,923
_________________________
(1)Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments included in both Consolidated Investment Vehicles and Corporate Seed Investments.
(2)Comprised primarily of net foreign currency exchange gain (loss) associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

(in thousands)	Three Months Ended
	June 30, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$1,499	$292	$97		$1,888
Gain (loss) from investments—net	(29,558)	(2,461)	3,446	(1)	(28,573)
Foreign currency gain (loss)—net	(623)	(5)	2,311	(2)	1,683
Total non-operating income (loss)	(28,682)	(2,174)	5,854		(25,002)
Net (income) loss attributable to noncontrolling interests	25,807	—	—		25,807
Non-operating income (loss) attributable to the Company	$(2,875)	$(2,174)	$5,854		$805
_________________________
(1)Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments included in both Consolidated Investment Vehicles and Corporate Seed Investments.
(2)Comprised primarily of net foreign currency exchange gain (loss) associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,
	2023	2022
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.1
Non-deductible executive compensation	1.4	1.6
Excess tax benefits related to the vesting and delivery of restricted stock units	—	0.2
Unrecognized tax benefit adjustments	—	(10.1)
Other	0.2	0.1
Effective income tax rate	25.7%	15.9%

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenue

(in thousands)	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$121,582	$155,450	$(33,868)	(21.8)%
Institutional accounts	60,795	71,112	$(10,317)	(14.5)%
Closed-end funds	48,775	54,762	$(5,987)	(10.9)%
Total	231,152	281,324	$(50,172)	(17.8)%
Distribution and service fees	14,539	18,874	$(4,335)	(23.0)%
Other	1,021	1,422	$(401)	(28.2)%
Total revenue	$246,712	$301,620	$(54,908)	(18.2)%
Investment advisory and administration fees decreased from the six months ended June 30, 2022, primarily due to lower average assets under management across all three types of investment vehicles.
•Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 65.9 bps and 67.3 bps for the six months ended June 30, 2023 and 2022, respectively. The decrease in the implied annualized effective fee rate was primarily due to a shift in the composition of assets under management.

•Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.1 bps and 36.7 bps for the six months ended June 30, 2023 and 2022, respectively.
•Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.8 bps and 88.4 bps for the six months ended June 30, 2023 and 2022, respectively.
Distribution and service fees decreased from the six months ended June 30, 2022, primarily due to lower average assets under management in U.S. open-end funds.
Expenses

(in thousands)	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Employee compensation and benefits	$97,750	$108,600	$(10,850)	(10.0)%
Distribution and service fees	27,545	52,187	$(24,642)	(47.2)%
General and administrative	33,850	26,748	$7,102	26.6%
Depreciation and amortization	1,827	2,100	$(273)	(13.0)%
Total expenses	$160,972	$189,635	$(28,663)	(15.1)%
Employee compensation and benefits decreased from the six months ended June 30, 2022, primarily due to lower incentive compensation of $13.3 million and a decrease in amortization of restricted stock units of $2.4 million, partially offset by higher salaries of $3.9 million and an increase in benefits of $1.4 million.
Distribution and service fees decreased from the six months ended June 30, 2022, primarily due to lower average assets under management in U.S. open-end funds and costs of $14.2 million associated with the initial public offering of the Cohen & Steers Real Estate Opportunities and Income Fund (RLTY) included in the six months ended June 30, 2022.
General and administrative expenses increased from the six months ended June 30, 2022, primarily due to incremental lease costs of $6.0 million related to the Company's future headquarters at 1166 Avenue of the Americas.
Operating Margin
Operating margin for the six months ended June 30, 2023 decreased to 34.8% from 37.1% for the six months ended June 30, 2022.
Non-operating Income (Loss)

(in thousands)	Six Months Ended
	June 30, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$1,934	$1,782	$2,928		$6,644
Gain (loss) from investments—net	6	70	(28)	(1)	48
Foreign currency gain (loss)—net	(47)	25	(2,388)	(2)	(2,410)
Total non-operating income (loss)	1,893	1,877	512		4,282
Net (income) loss attributable to noncontrolling interests	(1,711)	—	—		(1,711)
Non-operating income (loss) attributable to the Company	$182	$1,877	$512		$2,571
_________________________
(1)Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments included in both Consolidated Investment Vehicles and Corporate Seed Investments.
(2)Comprised primarily of net foreign currency exchange gain (loss) associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

(in thousands)	Six Months Ended
	June 30, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$2,233	$459	$93		$2,785
Gain (loss) from investments—net	(26,045)	(1,709)	2,748	(1)	(25,006)
Foreign currency gain (loss)—net	(917)	(6)	3,252	(2)	2,329
Total non-operating income (loss)	(24,729)	(1,256)	6,093		(19,892)
Net (income) loss attributable to noncontrolling interests	20,984	—	—		20,984
Non-operating income (loss) attributable to the Company	$(3,745)	$(1,256)	$6,093		$1,092
_________________________
(1)Comprised primarily of gain (loss) on derivative contracts, which are utilized to economically hedge a portion of the market risk of the Company's seed investments included in both Consolidated Investment Vehicles and Corporate Seed Investments.
(2)Comprised primarily of net foreign currency exchange gain (loss) associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Six Months Ended June 30,
	2023	2022
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.1
Non-deductible executive compensation	2.2	3.3
Excess tax benefits related to the vesting and delivery of restricted stock units	(2.4)	(5.1)
Unrecognized tax benefit adjustments	0.1	(5.5)
Other	—	0.1
Effective income tax rate	24.0%	16.9%

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

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2023		2022	2023	2022
Net income attributable to common stockholders, U.S. GAAP	$31,778		$51,956	$67,092	$93,974
Seed investments—net (1)	35		2,170	1,003	3,221
Accelerated vesting of restricted stock units	108		2,490	353	4,795
Lease transition and other costs - 280 Park Avenue (2)	2,498		—	4,941	—
Initial public offering costs (3)	—		—	—	15,239
Foreign currency exchange (gains) losses—net (4)	1,073		(3,542)	2,163	(4,754)
Tax adjustments—net (5)	(750)		(5,872)	(3,216)	(14,121)
Net income attributable to common stockholders, as adjusted	$34,742		$47,202	$72,336	$98,354

Diluted weighted average shares outstanding	49,463		49,208	49,433	49,272
Diluted earnings per share, U.S. GAAP	$0.64		$1.06	$1.36	$1.91
Seed investments—net	—	*	0.04	0.02	0.07
Accelerated vesting of restricted stock units	—	*	0.05	0.01	0.10
Lease transition and other costs - 280 Park Avenue	0.05		—	0.10	—
Initial public offering costs	—		—	—	0.31
Foreign currency exchange (gains) losses—net	0.02		(0.07)	0.04	(0.10)
Tax adjustments—net	(0.01)		(0.12)	(0.07)	(0.29)
Diluted earnings per share, as adjusted	$0.70		$0.96	$1.46	$2.00
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents adjustment to remove the impact of consolidated investment vehicles and other seed investments from the Company's financial results. In accordance with the Company’s revised methodology, interest and dividends from seed investments were not included in the adjustment for the three and six months ended June 30, 2023.
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
(3)Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Employee compensation and benefits	$—	$—	$—	$357
Distribution and service fees	—	—	—	14,224
General and administrative	—	—	—	658
Initial public offering costs	$—	$—	$—	$15,239

(4)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(5)Tax adjustments are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Exclusion of tax effects associated with items noted above	$(747)	$15	$(2,032)	$(4,266)
Exclusion of discrete tax items	(3)	(5,887)	(1,184)	(9,855)
Total tax adjustments	$(750)	$(5,872)	$(3,216)	$(14,121)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Revenue, U.S. GAAP	$120,630	$147,431	$246,712	$301,620
Seed investments (1)	(321)	292	(138)	415
Revenue, as adjusted	$120,309	$147,723	$246,574	$302,035

Expenses, U.S. GAAP	$79,789	$86,437	$160,972	$189,635
Seed investments (1)	(694)	(218)	(961)	(494)
Accelerated vesting of restricted stock units	(108)	(2,490)	(353)	(4,795)
Lease transition and other costs - 280 Park Avenue (2)	(2,498)	—	(4,941)	—
Initial public offering costs (3)	—	—	—	(15,239)
Expenses, as adjusted	$76,489	$83,729	$154,717	$169,107

Operating income, U.S. GAAP	$40,841	$60,994	$85,740	$111,985
Seed investments (1)	373	510	823	909
Accelerated vesting of restricted stock units	108	2,490	353	4,795
Lease transition and other costs - 280 Park Avenue (2)	2,498	—	4,941	—
Initial public offering costs (3)	—	—	—	15,239
Operating income, as adjusted	$43,820	$63,994	$91,857	$132,928

Operating margin, U.S. GAAP	33.9%	41.4%	34.8%	37.1%
Operating margin, as adjusted	36.4%	43.3%	37.3%	44.0%
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles from the company's financial results.
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
(3)Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Employee compensation and benefits	$—	$—	$—	$357
Distribution and service fees	—	—	—	14,224
General and administrative	—	—	—	658
Initial public offering costs	$—	$—	$—	$15,239
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Non-operating income (loss), U.S. GAAP	$2,650	$(25,002)	$4,282	$(19,892)
Seed investments—net (1)	(1,065)	27,467	(1,531)	23,296
Foreign currency exchange (gains) losses—net (2)	1,073	(3,542)	2,163	(4,754)
Non-operating income (loss), as adjusted	$2,658	$(1,077)	$4,914	$(1,350)
_________________________
(1)    Represents adjustment to remove the impact of consolidated investment vehicles and other seed investments from the Company's financial results. In accordance with the Company’s revised methodology, interest and dividends from seed investments were not included in the adjustment for the three and six months ended June 30, 2023.
(2)    Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

Changes in Financial Condition, Liquidity and Capital Resources
We seek to maintain a balance sheet that supports our business strategies and provides the appropriate amount of liquidity at all times.
Net Liquid Assets
Our current financial condition is highly liquid and is primarily comprised of cash and cash equivalents, liquid seed investments and other current assets. Liquid assets are reduced by current liabilities (together, net liquid assets).
The table below summarizes net liquid assets:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$178,471	$247,418
U.S. Treasury securities	9,927	—
Liquid seed investments—net	70,083	67,987
Other current assets	93,801	70,716
Current liabilities	(72,849)	(114,522)
Net liquid assets	$279,433	$271,599
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
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At June 30, 2023, receivables from institutional accounts comprised 32.9% of other current assets, while receivables from open-end and closed-end funds, together, comprised 33.9% of other current assets. In addition, other currents assets included a receivable from the landlord related to the build-out of our future headquarters which was netted against the operating lease liabilities on the condensed consolidated statements of financial condition. We perform a review of our receivables on an ongoing basis in order to assess collectability and, based on our analysis at June 30, 2023, there was no allowance for uncollectible accounts required.
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

In connection with the build-out of our future headquarters located at 1166 Avenue of the Americas, we expect to incur costs of approximately $35 million to $45 million, net of lease incentives, by the end of fiscal year 2023. During the first half of 2023, all of the costs incurred in connection with the build-out qualified for reimbursement from the landlord. The lease for our current headquarters, also in New York City, is scheduled to expire in January 2024.
We have committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) of which $28.8 million remains unfunded. In addition, we have committed to invest up to $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) of which $124.8 million remains unfunded. The timing for funding the remaining portion of our commitments is determined by the investment vehicles.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flow Data:
Net cash provided by (used in) operating activities	$38,715	$(48,770)
Net cash provided by (used in) investing activities	(31,222)	(43,601)
Net cash provided by (used in) financing activities	(77,100)	39,093
Net increase (decrease) in cash and cash equivalents	(69,607)	(53,278)
Effect of foreign exchange rate changes on cash and cash equivalents	2,044	(4,526)
Cash and cash equivalents, beginning of the period	248,714	184,373
Cash and cash equivalents, end of the period	$181,151	$126,569
Cash and cash equivalents decreased by $69.6 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2023. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $38.7 million for the six months ended June 30, 2023. Net cash used in investing activities was $31.2 million, which included purchases of property and equipment of $20.1 million, primarily related to the build-out of our future headquarters and net purchases of U.S. Treasury securities held for corporate purposes of $11.5 million. Net cash used in financing activities was $77.1 million, including dividends paid to stockholders of $56.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $20.6 million.
Cash and cash equivalents decreased by $53.3 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2022. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $48.8 million for the six months ended June 30, 2022, which included net investment purchases of $142.8 million resulting from the consolidation of certain investment vehicles. Net cash used in investing activities was $43.6 million, which included net purchases of U.S. Treasury securities held for corporate purposes and securities held directly for the purpose of establishing performance track records of $42.5 million. Net cash provided by financing activities was $39.1 million, including net contributions from noncontrolling interests of $117.8 million, partially offset by dividends paid to stockholders of $53.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.8 million.

Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at June 30, 2023:

(in thousands)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$5,903	$11,499	$13,379	$13,038	$13,038	$161,161	$218,018
Purchase obligations (1)	3,642	5,923	4,421	2,597	316	—	16,899
Other liability (2)	—	1,662	2,077	—	—	—	3,739
Total	$9,545	$19,084	$19,877	$15,635	$13,354	$161,161	$238,656
_________________________
(1)Represents contracts that are either noncancellable or cancellable with a penalty. Our obligations primarily reflect information technology equipment, software licenses and standard service contracts for market data.
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
On August 3, 2023, we declared a quarterly dividend on our common stock in the amount of $0.57 per share. This dividend will be payable on August 24, 2023 to stockholders of record at the close of business on August 14, 2023.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes to the Company’s accounting estimates for the three months ended June 30, 2023.
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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of June 30, 2023 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$70,083	$(40,996)	$29,087	$31,996	$26,178
Illiquid seed investments—net	$17,739	$—	$17,739	$19,513	$15,965

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the three months ended June 30, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2023	229	$61.51	—	—
May 1 through May 31, 2023	1,699	$54.32	—	—
June 1 through June 30, 2023	1,390	$58.32	—	—
Total	3,318	$56.49	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	August 4, 2023	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	August 4, 2023	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer