Form 10-Q
period 2023-09-30
COHEN & STEERS, INC.
filed 2023-11-03
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 2023 was 49,138,628.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$133,050	$247,418
Investments ($136,912 and $134,929) (1)	256,927	172,955
Accounts receivable	70,289	66,676
Due from brokers ($690 and $38) (1)	2,808	2,080
Property and equipment—net	52,307	8,757
Operating lease right-of-use assets—net	99,605	136,430
Goodwill and intangible assets—net	18,971	19,049
Other assets ($456 and $576) (1)	39,951	20,014
Total assets	$673,908	$673,379

Liabilities:
Accrued compensation and benefits	$49,989	$77,764
Distribution and service fees payable	9,310	8,421
Operating lease liabilities	133,287	138,809
Income tax payable	9,202	7,750
Due to brokers ($552 and $11) (1)	2,710	835
Other liabilities and accrued expenses ($620 and $664) (1)	13,114	12,857
Total liabilities	217,612	246,436
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	84,119	85,335
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 55,753,698 and 55,051,975 shares issued at September 30, 2023 and December 31, 2022, respectively	558	551
Additional paid-in capital	806,145	769,373
Accumulated deficit	(159,082)	(171,417)
Accumulated other comprehensive loss	(10,180)	(10,784)
Treasury stock, at cost, 6,618,199 and 6,329,178 shares at September 30, 2023 and December 31, 2022, respectively	(270,847)	(250,169)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	366,594	337,554
Nonredeemable noncontrolling interests	5,583	4,054
Total stockholders’ equity	372,177	341,608
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$673,908	$673,379
_________________________
(1)    Amounts in parentheses represent the aggregate balances at September 30, 2023 and December 31, 2022 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Investment advisory and administration fees	$116,226	$130,885	$347,378	$412,209
Distribution and service fees	7,014	8,557	21,553	27,431
Other	497	509	1,518	1,931
Total revenue	123,737	139,951	370,449	441,571
Expenses:
Employee compensation and benefits	52,830	51,669	150,580	160,269
Distribution and service fees	13,689	16,418	41,234	68,605
General and administrative	15,546	13,548	49,396	40,296
Depreciation and amortization	801	1,135	2,628	3,235
Total expenses	82,866	82,770	243,838	272,405
Operating income	40,871	57,181	126,611	169,166
Non-operating income (loss):
Interest and dividend income—net	3,763	1,541	10,407	4,326
Gain (loss) from investments—net	(10,056)	(5,920)	(10,008)	(30,926)
Foreign currency gain (loss)—net	1,134	2,405	(1,276)	4,734
Total non-operating income (loss)	(5,159)	(1,974)	(877)	(21,866)
Income before provision for income taxes	35,712	55,207	125,734	147,300
Provision for income taxes	10,543	15,593	31,762	34,696
Net income	25,169	39,614	93,972	112,604
Net (income) loss attributable to noncontrolling interests	6,971	4,956	5,260	25,940
Net income attributable to common stockholders	$32,140	$44,570	$99,232	$138,544

Earnings per share attributable to common stockholders:
Basic	$0.65	$0.91	$2.01	$2.84
Diluted	$0.65	$0.90	$2.00	$2.81

Weighted average shares outstanding:
Basic	49,351	48,815	49,289	48,765
Diluted	49,617	49,317	49,495	49,287

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$25,169	$39,614	$93,972	$112,604
Net (income) loss attributable to noncontrolling interests	6,971	4,956	5,260	25,940
Net income attributable to common stockholders	32,140	44,570	99,232	138,544
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,643)	(3,896)	604	(9,061)
Total comprehensive income attributable to common stockholders	$30,497	$40,674	$99,836	$129,483

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2023	$558	$794,159	$(162,231)	$(8,537)	$(270,797)	$5,237	$358,389	$85,518
Dividends ($0.57 per share)	—	—	(28,991)	—	—	—	(28,991)	—
Issuance of common stock	—	269	—	—	—	—	269	—
Repurchase of common stock	—	—	—	—	(50)	—	(50)	—
Issuance of restricted stock units—net	—	983	—	—	—	—	983	—
Amortization of restricted stock units—net	—	10,734	—	—	—	—	10,734	—
Net income (loss)	—	—	32,140	—	—	(523)	31,617	(6,448)
Other comprehensive income (loss)	—	—	—	(1,643)	—	—	(1,643)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	869	869	5,049
September 30, 2023	$558	$806,145	$(159,082)	$(10,180)	$(270,847)	$5,583	$372,177	$84,119

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2022	$550	$742,144	$(193,146)	$(11,051)	$(249,112)	$—	$289,385	$185,998
Dividends ($0.55 per share)	—	—	(27,659)	—	—	—	(27,659)	—
Issuance of common stock	—	237	—	—	—	—	237	—
Repurchase of common stock	—	—	—	—	(113)	—	(113)	—
Issuance of restricted stock units—net	—	1,396	—	—	—	—	1,396	—
Amortization of restricted stock units—net	—	11,710	—	—	—	—	11,710	—
Net income (loss)	—	—	44,570		—	—	44,570	(4,956)
Other comprehensive income (loss)	—	—	—	(3,896)	—	—	(3,896)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	16,785
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	—	(120,297)
September 30, 2022	$550	$755,487	$(176,235)	$(14,947)	$(249,225)	$—	$315,630	$77,530

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)—(Continued)
(in thousands, except per share data)

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2023	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335
Dividends ($1.71 per share)	—	—	(86,897)	—	—	—	(86,897)	—
Issuance of common stock	7	1,060	—	—	—	—	1,067	—
Repurchase of common stock	—	—	—	—	(20,678)	—	(20,678)	—
Issuance of restricted stock units—net	—	3,469	—	—	—	—	3,469	—
Amortization of restricted stock units—net	—	32,243	—	—	—	—	32,243	—
Net income (loss)	—	—	99,232	—	—	(963)	98,269	(4,297)
Other comprehensive income (loss)	—	—	—	604	—	—	604	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	2,492	2,492	3,081
September 30, 2023	$558	$806,145	$(159,082)	$(10,180)	$(270,847)	$5,583	$372,177	$84,119

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2022	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$—	$255,183	$89,143
Dividends ($1.65 per share)	—	—	(82,812)	—	—	—	(82,812)	—
Issuance of common stock	7	1,030	—	—	—	—	1,037	—
Repurchase of common stock	—	—	—	—	(25,871)	—	(25,871)	—
Issuance of restricted stock units—net	—	4,037	—	—	—	—	4,037	—
Amortization of restricted stock units—net	—	34,573	—	—	—	—	34,573	—
Net income (loss)	—	—	138,544	—	—	—	138,544	(25,940)
Other comprehensive income (loss)	—	—	—	(9,061)	—	—	(9,061)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	134,624
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	—	(120,297)
September 30, 2022	$550	$755,487	$(176,235)	$(14,947)	$(249,225)	$—	$315,630	$77,530
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$93,972	$112,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	33,334	36,462
Depreciation and amortization	2,385	4,145
Amortization of right-of-use assets	11,851	8,139
(Gain) loss from investments—net	10,008	30,926
Deferred income taxes	(7,994)	(1,445)
Foreign currency (gain) loss	609	2,774
Changes in operating assets and liabilities:
Accounts receivable	(4,222)	4,059
Due from brokers	(687)	(2,446)
Investments within consolidated investment vehicles	(12,175)	(162,936)
Other assets	(9,912)	2,305
Accrued compensation and benefits	(27,775)	(16,796)
Distribution and service fees payable	889	(459)
Operating lease liabilities	19,452	(9,048)
Due to brokers	2,652	7,441
Income tax payable	1,245	(14,797)
Other liabilities and accrued expenses	(248)	2,719
Net cash provided by (used in) operating activities	113,384	3,647
Cash flows from investing activities:
Purchases of investments	(132,205)	(132,491)
Proceeds from sales and maturities of investments	50,311	90,530
Purchases of property and equipment	(46,139)	(2,948)
Net cash provided by (used in) investing activities	(128,033)	(44,909)
Cash flows from financing activities:
Issuance of common stock—net	907	881
Repurchase of common stock	(20,678)	(25,871)
Dividends to stockholders	(84,359)	(80,508)
Debt issuance costs	(603)	—
Net contributions (distributions) from noncontrolling interests	5,573	134,624
Net cash provided by (used in) financing activities	(99,160)	29,126
Net increase (decrease) in cash and cash equivalents	(113,809)	(12,136)
Effect of foreign exchange rate changes on cash and cash equivalents	724	(7,979)
Cash and cash equivalents, beginning of the period	248,714	185,356
Cash and cash equivalents, end of the period	$135,629	$165,241
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash and cash equivalents	$133,050	$161,957
Cash included in investments (1)	2,579	3,284
Total cash and cash equivalents within condensed consolidated statements of cash flows	$135,629	$165,241
________________________
(1)    Cash included in Investments represents operating cash held in consolidated investment vehicles.
During the nine months ended September 30, 2023 and 2022, the Company paid taxes, net of tax refunds, of $38.5 million and $50.9 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $2.5 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the condensed consolidated statements of changes in stockholders' equity.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Cash and Cash Equivalents—Cash and cash equivalents include short-term, highly liquid investments, which are readily convertible into cash.
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
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the life of the lease and thereafter, are remeasured if there is a change in lease terms. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used its estimated incremental borrowing rate based on the information available as of lease commencement dates in determining the present value of lease payments. The operating lease ROU assets reflect any upfront lease payments made as well as lease incentives received. During the nine months ended 2023, the Company incurred costs related to the build-out of its future headquarters which qualified for reimbursement from the landlord. As a result, the Company remeasured its ROU asset and lease liability resulting in a $25.7 million reduction.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(10.2) million and $(10.8) million at September 30, 2023 and December 31, 2022, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Client domicile:
North America	$106,273	$122,944	$320,729	$387,572
Japan	8,068	8,824	24,201	27,610
Europe, Middle East and Africa	6,028	4,986	15,569	16,344
Asia Pacific excluding Japan	3,368	3,197	9,950	10,045
Total	$123,737	$139,951	$370,449	$441,571

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Investment vehicle:
Open-end funds	$67,750	$80,500	$204,892	$256,246
Institutional accounts	31,845	32,500	92,640	103,612
Closed-end funds	24,142	26,951	72,917	81,713
Total	$123,737	$139,951	$370,449	$441,571
4. Investments

The following table summarizes the Company's investments:

(in thousands)	September 30, 2023	December 31, 2022
Equity investments at fair value	$160,446	$157,646
Trading	96,466	15,289
Equity method	15	20
Total investments	$256,927	$172,955

The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net realized gains (losses) during the period	$(600)	$(653)	$(3,691)	$10,192
Net unrealized gains (losses) during the period on investments still held at the end of the period	(9,456)	(5,267)	(6,317)	(41,118)
Gain (loss) from investments—net (1)	$(10,056)	$(5,920)	$(10,008)	$(30,926)
________________________
(1)Included gain (loss) attributable to noncontrolling interests.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
At September 30, 2023 and December 31, 2022, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (SICAV GLI), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF).
The following tables summarize the statements of financial condition attributable to the Company's consolidated VIEs:

	September 30, 2023
(in thousands)	SICAV GLI	SICAV GRE	GRP-CIP	REOF	Total
Assets (1)
Investments	$37,323	$74,992	$142	$24,455	$136,912
Due from brokers	102	569	19	—	690
Other assets	152	303	—	1	456
Total assets	37,577	75,864	161	24,456	138,058

Liabilities (1)
Due to brokers	$92	$460	$—	$—	$552
Other liabilities and accrued expenses	96	159	5	360	620
Total liabilities	188	619	5	360	1,172

Net assets	$37,389	$75,245	$156	$24,096	$136,886

Attributable to the Company	$17,426	$11,089	$156	$18,513	$47,184
Attributable to noncontrolling interests	19,963	64,156	—	5,583	89,702
Net assets	$37,389	$75,245	$156	$24,096	$136,886
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
The following tables present fair value measurements:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$102,888	$—	$—	$—	$102,888
Equity investments at fair value:
Common stocks	$140,690	$868	$—	$—	$141,558
Limited partnership interests	—	—	15,597	1,411	17,008
Master limited partnership interests	314	—	—	—	314
Preferred securities	1,187	67	—	—	1,254
Other	198	—	—	114	312
Total	$142,389	$935	$15,597	$1,525	$160,446
Trading investments:
Fixed income	$—	$96,466	$—	$—	$96,466
Equity method investments	$—	$—	$—	$15	$15

Total investments	$142,389	$97,401	$15,597	$1,540	$256,927

Derivatives - assets:
Total return swaps	$—	$2,282	$—	$—	$2,282
Forward contracts - foreign exchange	—	1,132	—	—	1,132
Total	$—	$3,414	$—	$—	$3,414
Derivatives - liabilities:
Total return swaps	$—	$396	$—	$—	$396
Forward contracts - foreign exchange	—	1	—	—	1
Total	$—	$397	$—	$—	$397
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
•Equity method investments included the Company's partnership interests in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and Cohen & Steers Global Listed Infrastructure Fund L.P. (LPGI). GRP-TE invests in non-registered real estate funds and LPGI invests in global infrastructure securities. The Company's ownership interest in GRP-TE was approximately 0.2% at September 30, 2023 and December 31, 2022. The Company's ownership interest in LPGI was approximately 0.01% at September 30, 2023 and December 31, 2022.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
At September 30, 2023 and December 31, 2022, the Company did not have the ability to redeem its limited partnership interests in private real estate funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust or LPGI.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$13,986	$18,592	$10,759	$—
Purchases/contributions	3,139	—	10,656	19,380
Sales/distributions	—	(5,874)	(2,975)	(5,874)
Unrealized gains (losses)	(1,528)	(108)	(2,843)	(896)
Balance at end of period	$15,597	$12,610	$15,597	$12,610
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued no less than on a quarterly basis, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The Company has established a valuation committee, comprised of senior members from various departments within the Company, to administer, implement and oversee the valuation policies and procedures (the Valuation Committee). Additionally, the Company has retained an independent valuation services firm to assist in the determination of the fair value of certain private real estate investments.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of September 30, 2023 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$15,597	Discounted cash flow	Discount rate Terminal capitalization rate	9.00% 7.50%
		Transaction price	n/a

	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interest	$10,759	Discounted cash flow	Discount rate Terminal capitalization rate	8.75% 7.25%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of September 30, 2023
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,424	$39,736	$2,282	$396
Forward contracts - foreign exchange	—	16,676	1,132	1
Total corporate derivatives	$2,424	$56,412	$3,414	$397

	As of December 31, 2022
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,340	$33,637	$276	$717
Forward contracts - foreign exchange	—	9,810	—	742
Total corporate derivatives	$2,340	$43,447	$276	$1,459
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
Collateral pledged for forward and swap contracts totaled $2.0 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively. Collateral received for swap contracts was $2.1 million at September 30, 2023.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Corporate derivatives:
Total return swaps	$2,222	$3,017	$1,545	$6,205
Forward contracts - foreign exchange	673	839	1,873	1,229
Total corporate derivatives	$2,895	$3,856	$3,418	$7,434
Derivatives held by consolidated investment vehicles:
Total return swaps	—	828	—	3,988

Total (1)	$2,895	$4,684	$3,418	$11,422
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$25,169	$39,614	$93,972	$112,604
Net (income) loss attributable to noncontrolling interests	6,971	4,956	5,260	25,940
Net income attributable to common stockholders	$32,140	$44,570	$99,232	$138,544
Basic weighted average shares outstanding	49,351	48,815	49,289	48,765
Dilutive potential shares from restricted stock units	266	502	206	522
Diluted weighted average shares outstanding	49,617	49,317	49,495	49,287

Basic earnings per share attributable to common stockholders	$0.65	$0.91	$2.01	$2.84
Diluted earnings per share attributable to common stockholders	$0.65	$0.90	$2.00	$2.81

Anti-dilutive common stock equivalents excluded from the calculation	26	2	102	2

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.1	3.1	3.1
Non-deductible executive compensation	1.5	1.6	2.0	2.6
Excess tax benefits related to the vesting and delivery of restricted stock units	—	—	(1.6)	(3.3)
Unrecognized tax benefit adjustments	—	0.1	—	(3.6)
Other	(0.9)	0.1	(0.3)	0.2
Effective income tax rate	24.7%	25.9%	24.2%	20.0%

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes the amount of revenue the Company earned from these affiliated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Investment advisory and administration fees (1)	$82,472	$96,187	$249,084	$301,227
Distribution and service fees	7,014	8,557	21,553	27,431
Total	$89,486	$104,744	$270,637	$328,658
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $3.7 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, and $12.6 million and $13.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Included in accounts receivable at September 30, 2023 and December 31, 2022 are receivables due from Company-sponsored funds, which are generally collectible the next business day, of $30.2 million and $32.9 million, respectively. Included in accounts payable at September 30, 2023 and December 31, 2022 are payables due to Company-sponsored funds of $1.3 million and $1.0 million, respectively.
Included in other assets at September 30, 2023 and December 31, 2022 is an advance to Cohen & Steers Income
Opportunities REIT, Inc. (CNSREIT) of $6.7 million and $3.5 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNSREIT's NAV is at least $1.0 billion. At September 30, 2023 and December 31, 2022, the Company determined the advance to be collectible.
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

Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of September 30, 2023, the Company was in compliance with these covenants.

To date, the Company had not drawn upon the credit agreement.

11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to $50.0 million in REOF. As of September 30, 2023, the Company had funded $24.1 million of this commitment. In addition, the Company has committed to invest up to $125.0 million in CNSREIT. As of September 30, 2023, the Company had funded $0.2 million of this commitment to enable CNSREIT to capitalize a share class in preparation for an offering. The timing for funding the remaining portion of the Company's commitments is determined by the investment vehicles.

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
On November 2, 2023, the Company declared a quarterly dividend on its common stock in the amount of $0.57 per share. This dividend will be payable on November 28, 2023 to stockholders of record at the close of business on November 13, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Open-end Funds
Assets under management, beginning of period	$36,209	$41,583	$36,903	$50,911
Inflows	2,412	4,019	8,668	13,764
Outflows	(2,772)	(4,751)	(9,841)	(14,532)
Net inflows (outflows)	(360)	(732)	(1,173)	(768)
Market appreciation (depreciation)	(1,916)	(3,212)	(1,012)	(11,601)
Distributions	(262)	(293)	(887)	(1,196)
Transfers	—	—	(160)	—
Total increase (decrease)	(2,538)	(4,237)	(3,232)	(13,565)
Assets under management, end of period	$33,671	$37,346	$33,671	$37,346
Percentage of total assets under management	44.8%	47.2%	44.8%	47.2%
Average assets under management	$35,878	$42,322	$36,739	$45,174

Institutional Accounts
Assets under management, beginning of period	$33,275	$34,506	$32,373	$42,727
Inflows	925	1,374	2,310	4,693
Outflows	(614)	(1,251)	(2,123)	(5,051)
Net inflows (outflows)	311	123	187	(358)
Market appreciation (depreciation)	(2,182)	(3,527)	(798)	(10,754)
Distributions	(188)	(235)	(706)	(748)
Transfers	—	—	160	—
Total increase (decrease)	(2,059)	(3,639)	(1,157)	(11,860)
Assets under management, end of period	$31,216	$30,867	$31,216	$30,867
Percentage of total assets under management	41.5%	39.0%	41.5%	39.0%
Average assets under management	$33,304	$35,396	$33,136	$37,823

Closed-end Funds
Assets under management, beginning of period	$10,929	$11,773	$11,149	$12,991
Inflows	3	11	16	567
Outflows	(1)	—	(86)	—
Net inflows (outflows)	2	11	(70)	567
Market appreciation (depreciation)	(506)	(647)	(346)	(2,121)
Distributions	(154)	(152)	(462)	(452)
Total increase (decrease)	(658)	(788)	(878)	(2,006)
Assets under management, end of period	$10,271	$10,985	$10,271	$10,985
Percentage of total assets under management	13.7%	13.9%	13.7%	13.9%
Average assets under management	$10,784	$12,025	$10,981	$12,333

Total
Assets under management, beginning of period	$80,413	$87,862	$80,425	$106,629
Inflows	3,340	5,404	10,994	19,024
Outflows	(3,387)	(6,002)	(12,050)	(19,583)
Net inflows (outflows)	(47)	(598)	(1,056)	(559)
Market appreciation (depreciation)	(4,604)	(7,386)	(2,156)	(24,476)
Distributions	(604)	(680)	(2,055)	(2,396)
Total increase (decrease)	(5,255)	(8,664)	(5,267)	(27,431)
Assets under management, end of period	$75,158	$79,198	$75,158	$79,198
Average assets under management	$79,966	$89,743	$80,856	$95,330

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advisory
Assets under management, beginning of period	$18,824	$20,135	$18,631	$24,599
Inflows	502	813	1,006	3,155
Outflows	(312)	(1,033)	(1,429)	(3,825)
Net inflows (outflows)	190	(220)	(423)	(670)
Market appreciation (depreciation)	(1,110)	(1,941)	(464)	(5,955)
Transfers	—	—	160	—
Total increase (decrease)	(920)	(2,161)	(727)	(6,625)
Assets under management, end of period	$17,904	$17,974	$17,904	$17,974
Percentage of institutional assets under management	57.4%	58.2%	57.4%	58.2%
Average assets under management	$18,958	$20,685	$18,894	$22,127

Japan Subadvisory
Assets under management, beginning of period	$8,960	$8,939	$8,376	$11,329
Inflows	114	193	782	661
Outflows	(116)	(61)	(264)	(390)
Net inflows (outflows)	(2)	132	518	271
Market appreciation (depreciation)	(680)	(921)	(98)	(2,937)
Distributions	(188)	(235)	(706)	(748)
Total increase (decrease)	(870)	(1,024)	(286)	(3,414)
Assets under management, end of period	$8,090	$7,915	$8,090	$7,915
Percentage of institutional assets under management	25.9%	25.6%	25.9%	25.6%
Average assets under management	$8,810	$9,082	$8,734	$9,674

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,491	$5,432	$5,366	$6,799
Inflows	309	368	522	877
Outflows	(186)	(157)	(430)	(836)
Net inflows (outflows)	123	211	92	41
Market appreciation (depreciation)	(392)	(665)	(236)	(1,862)
Total increase (decrease)	(269)	(454)	(144)	(1,821)
Assets under management, end of period	$5,222	$4,978	$5,222	$4,978
Percentage of institutional assets under management	16.7%	16.1%	16.7%	16.1%
Average assets under management	$5,536	$5,629	$5,508	$6,022

Total Institutional Accounts
Assets under management, beginning of period	$33,275	$34,506	$32,373	$42,727
Inflows	925	1,374	2,310	4,693
Outflows	(614)	(1,251)	(2,123)	(5,051)
Net inflows (outflows)	311	123	187	(358)
Market appreciation (depreciation)	(2,182)	(3,527)	(798)	(10,754)
Distributions	(188)	(235)	(706)	(748)
Transfers	—	—	160	—
Total increase (decrease)	(2,059)	(3,639)	(1,157)	(11,860)
Assets under management, end of period	$31,216	$30,867	$31,216	$30,867
Average assets under management	$33,304	$35,396	$33,136	$37,823

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. Real Estate
Assets under management, beginning of period	$36,948	$40,178	$35,108	$49,915
Inflows	1,493	2,143	5,140	8,018
Outflows	(1,312)	(3,082)	(4,411)	(8,251)
Net inflows (outflows)	181	(939)	729	(233)
Market appreciation (depreciation)	(3,056)	(4,129)	(939)	(13,463)
Distributions	(359)	(414)	(1,252)	(1,523)
Transfers	5	—	73	—
Total increase (decrease)	(3,229)	(5,482)	(1,389)	(15,219)
Assets under management, end of period	$33,719	$34,696	$33,719	$34,696
Percentage of total assets under management	44.9%	43.8%	44.9%	43.8%
Average assets under management	$36,494	$40,910	$36,352	$43,742

Preferred Securities
Assets under management, beginning of period	$18,009	$21,449	$19,767	$26,987
Inflows	1,011	1,899	3,706	5,574
Outflows	(1,327)	(2,225)	(5,259)	(7,854)
Net inflows (outflows)	(316)	(326)	(1,553)	(2,280)
Market appreciation (depreciation)	56	(404)	(88)	(3,573)
Distributions	(183)	(200)	(562)	(615)
Transfers	(5)	—	(3)	—
Total increase (decrease)	(448)	(930)	(2,206)	(6,468)
Assets under management, end of period	$17,561	$20,519	$17,561	$20,519
Percentage of total assets under management	23.4%	25.9%	23.4%	25.9%
Average assets under management	$18,027	$21,936	$18,756	$23,494

Global/International Real Estate
Assets under management, beginning of period	$14,838	$15,709	$14,782	$19,380
Inflows	531	527	1,172	2,944
Outflows	(359)	(396)	(1,234)	(2,340)
Net inflows (outflows)	172	131	(62)	604
Market appreciation (depreciation)	(899)	(1,956)	(491)	(6,034)
Distributions	(8)	(13)	(56)	(79)
Transfers	—	—	(70)	—
Total increase (decrease)	(735)	(1,838)	(679)	(5,509)
Assets under management, end of period	$14,103	$13,871	$14,103	$13,871
Percentage of total assets under management	18.8%	17.5%	18.8%	17.5%
Average assets under management	$15,022	$15,938	$15,069	$17,432

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Global Listed Infrastructure
Assets under management, beginning of period	$8,379	$8,574	$8,596	$8,763
Inflows	95	394	309	1,319
Outflows	(175)	(151)	(549)	(803)
Net inflows (outflows)	(80)	243	(240)	516
Market appreciation (depreciation)	(671)	(742)	(624)	(1,101)
Distributions	(46)	(45)	(150)	(148)
Total increase (decrease)	(797)	(544)	(1,014)	(733)
Assets under management, end of period	$7,582	$8,030	$7,582	$8,030
Percentage of total assets under management	10.1%	10.1%	10.1%	10.1%
Average assets under management	$8,157	$8,859	$8,438	$8,774

Other
Assets under management, beginning of period	$2,239	$1,952	$2,172	$1,584
Inflows	210	441	667	1,169
Outflows	(214)	(148)	(597)	(335)
Net inflows (outflows)	(4)	293	70	834
Market appreciation (depreciation)	(34)	(155)	(14)	(305)
Distributions	(8)	(8)	(35)	(31)
Total increase (decrease)	(46)	130	21	498
Assets under management, end of period	$2,193	$2,082	$2,193	$2,082
Percentage of total assets under management	2.9%	2.6%	2.9%	2.6%
Average assets under management	$2,266	$2,100	$2,241	$1,888

Total
Assets under management, beginning of period	$80,413	$87,862	$80,425	$106,629
Inflows	3,340	5,404	10,994	19,024
Outflows	(3,387)	(6,002)	(12,050)	(19,583)
Net inflows (outflows)	(47)	(598)	(1,056)	(559)
Market appreciation (depreciation)	(4,604)	(7,386)	(2,156)	(24,476)
Distributions	(604)	(680)	(2,055)	(2,396)
Total increase (decrease)	(5,255)	(8,664)	(5,267)	(27,431)
Assets under management, end of period	$75,158	$79,198	$75,158	$79,198
Average assets under management	$79,966	$89,743	$80,856	$95,330

Investment Performance at September 30, 2023
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
(2)    © 2023 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2023. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at September 30, 2023 decreased 5.1% to $75.2 billion from $79.2 billion at September 30, 2022. The decrease was due to net outflows of $2.1 billion and distributions of $3.3 billion, partially offset by market appreciation of $1.4 billion. Net outflows included $2.4 billion from preferred securities and $301 million from global listed infrastructure, partially offset by net inflows of $665 million into U.S. real estate. Market appreciation included $503 million from global/international real estate, $428 million from U.S. real estate and $244 million from preferred securities. Distributions included $2.1 billion from U.S. real estate and $780 million from preferred securities. Our organic decay rate for the twelve months ended September 30, 2023 was (2.7%). The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.

Open-end funds
Assets under management in open-end funds at September 30, 2023, which represented 44.8% of total assets under management, decreased 9.8% to $33.7 billion from $37.3 billion at September 30, 2022. The decrease was due to net outflows of $2.2 billion and distributions of $1.6 billion, partially offset by market appreciation of $306 million. Net outflows included $2.0 billion from preferred securities. Market appreciation included $101 million from preferred securities, $81 million from global/international real estate and $48 million from U.S. real estate. Distributions included $947 million from U.S. real estate and $554 million from preferred securities. Of these distributions, $1.3 billion was reinvested and included in net flows. Our organic decay rate for open-end funds for the twelve months ended September 30, 2023 was (5.9%).
Institutional accounts
Assets under management in institutional accounts at September 30, 2023, which represented 41.5% of total assets under management, increased 1.1% to $31.2 billion from $30.9 billion at September 30, 2022. The increase was due to net inflows of $102 million and market appreciation of $1.0 billion, partially offset by distributions of $943 million. Net inflows included $667 million into U.S. real estate, partially offset by net outflows of $333 from preferred securities and $226 million from global listed infrastructure. Market appreciation included $422 million from global/international real estate, $386 million from U.S. real estate and $98 million from preferred securities. Distributions included $917 million from U.S. real estate. Our organic growth rate for institutional accounts for the twelve months ended September 30, 2023 was 0.3%.
Assets under management in advisory accounts at September 30, 2023, which represented 57.4% of institutional assets under management, decreased 0.4% to $17.9 billion from $18.0 billion at September 30, 2022. The decrease was due to net outflows of $815 million, partially offset by market appreciation of $586 million. Net outflows included $327 million from preferred securities, $251 million from global listed infrastructure and $211 million from U.S. real estate. Market appreciation included $240 million from global/international real estate, $146 million from U.S. real estate and $94 million from preferred securities. Our organic decay rate for advisory accounts for the twelve months ended September 30, 2023 was (4.5%).
Assets under management in Japan subadvisory accounts at September 30, 2023, which represented 25.9% of institutional assets under management, increased 2.2% to $8.1 billion from $7.9 billion at September 30, 2022. The increase was primarily due to net inflows of $799 million and market appreciation of $318 million, partially offset by distributions of $943 million. Net inflows included $837 million into U.S. real estate. Market appreciation included $238 million from U.S. real estate and $73 million from global/international real estate. Distributions included $917 million from U.S. real estate. Our organic growth rate for Japan subadvisory accounts for the twelve months ended September 30, 2023 was 10.1%.
Assets under management in subadvisory accounts excluding Japan at September 30, 2023, which represented 16.7% of institutional assets under management, increased 4.9% to $5.2 billion from $5.0 billion at September 30, 2022. The increase was primarily due to net inflows of $118 million and market appreciation of $126 million. Net inflows included $116 million into real assets multi-strategy (included in "Other" in the Assets under Management - By Investment Strategy table). Market appreciation included $109 million from global/international real estate. Our organic growth rate for subadvisory accounts excluding Japan for the twelve months ended September 30, 2023 was 2.4%.
Closed-end funds
Assets under management in closed-end funds at September 30, 2023, which represented 13.7% of total assets under management, decreased 6.5% to $10.3 billion from $11.0 billion at September 30, 2022. The decrease was due to net outflows of $62 million and distributions of $705 million, partially offset by market appreciation of $53 million. Our organic decay rate for closed-end funds for the twelve months ended September 30, 2023 was (0.6%).

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. GAAP
Revenue	$123,737	$139,951	$370,449	$441,571
Expenses	$82,866	$82,770	$243,838	$272,405
Operating income	$40,871	$57,181	$126,611	$169,166
Non-operating income (loss) (1)	$(5,159)	$(1,974)	$(877)	$(21,866)
Net income attributable to common stockholders	$32,140	$44,570	$99,232	$138,544
Diluted earnings per share	$0.65	$0.90	$2.00	$2.81
Operating margin	33.0%	40.9%	34.2%	38.3%

As Adjusted (2)
Net income attributable to common stockholders	$34,772	$45,167	$107,108	$143,521
Diluted earnings per share	$0.70	$0.92	$2.16	$2.91
Operating margin	35.5%	42.8%	36.7%	43.6%
_________________________
(1)Included amounts attributable to third-party interests in consolidated investment vehicles. Refer to non-operating income (loss) tables on pages 29-32 for additional detail.
(2)Refer to pages 33-35 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenue

(in thousands)	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$60,239	$71,434	$(11,195)	(15.7%)
Institutional accounts	31,845	32,500	$(655)	(2.0%)
Closed-end funds	24,142	26,951	$(2,809)	(10.4%)
Total	116,226	130,885	$(14,659)	(11.2%)
Distribution and service fees	7,014	8,557	$(1,543)	(18.0%)
Other	497	509	$(12)	(2.4%)
Total revenue	$123,737	$139,951	$(16,214)	(11.6%)

Investment advisory and administration fees decreased from the three months ended September 30, 2022, primarily due to lower average assets under management across all three types of investment vehicles, partially offset by the recognition of performance fees from certain institutional accounts of $1.2 million for the three months ended September 30, 2023.
Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 66.6 bps and 67.0 bps for the three months ended September 30, 2023 and 2022, respectively.
Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.9 bps and 36.4 bps for the three months ended September 30, 2023 and 2022, respectively. The increase in the implied annualized effective fee rate was primarily due to the recognition of performance fees from certain institutional accounts of $1.2 million for the three months ended September 30, 2023. Excluding the performance fees, the implied annualized effective fee rate would have been 36.5 bps for the three months ended September 30, 2023.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.8 and 88.9 bps for the three months ended September 30, 2023 and 2022, respectively.

Distribution and service fees decreased from the three months ended September 30, 2022, primarily due to lower average assets under management in U.S. open-end funds.
Expenses

(in thousands)	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Employee compensation and benefits	$52,830	$51,669	$1,161	2.2%
Distribution and service fees	13,689	16,418	$(2,729)	(16.6%)
General and administrative	15,546	13,548	$1,998	14.7%
Depreciation and amortization	801	1,135	$(334)	(29.4%)
Total expenses	$82,866	$82,770	$96	0.1%
Employee compensation and benefits increased from the three months ended September 30, 2022, primarily due to higher salaries of $1.5 million and an increase in incentive compensation of $751,000, partially offset by a decrease in amortization of restricted stock units of $1.4 million.
Distribution and service fees decreased from the three months ended September 30, 2022, primarily due to lower average assets under management in U.S. open-end funds.
General and administrative expenses increased from the three months ended September 30, 2022, primarily due to incremental lease costs of $2.8 million related to the Company's future headquarters at 1166 Avenue of the Americas, partially offset by lower than projected costs related to the Company’s newly implemented trading and order management system of $1.4 million.
Operating Margin
Operating margin for the three months ended September 30, 2023 decreased to 33.0% from 40.9% for the three months ended September 30, 2022. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended
	September 30, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$705	$822	$2,236		$3,763
Gain (loss) from investments—net	(11,436)	(767)	2,147	(1)	(10,056)
Foreign currency gain (loss)—net	(119)	(19)	1,272	(2)	1,134
Total non-operating income (loss)	(10,850)	36	5,655		(5,159)
Net (income) loss attributable to noncontrolling interests	6,971	—	—		6,971
Non-operating income (loss) attributable to the Company	$(3,879)	$36	$5,655		$1,812
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

(in thousands)	Three Months Ended
	September 30, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$746	$359	$436		$1,541
Gain (loss) from investments—net	(7,185)	(2,099)	3,364	(1)	(5,920)
Foreign currency gain (loss)—net	(1,215)	(3)	3,623	(2)	2,405
Total non-operating income (loss)	(7,654)	(1,743)	7,423		(1,974)
Net (income) loss attributable to noncontrolling interests	4,956	—	—		4,956
Non-operating income (loss) attributable to the Company	$(2,698)	$(1,743)	$7,423		$2,982
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
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,
	2023	2022
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.1
Non-deductible executive compensation	1.5	1.6
Unrecognized tax benefit adjustments	—	0.1
Other	(0.9)	0.1
Effective income tax rate	24.7%	25.9%

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenue

(in thousands)	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$181,821	$226,884	$(45,063)	(19.9)%
Institutional accounts	92,640	103,612	$(10,972)	(10.6)%
Closed-end funds	72,917	81,713	$(8,796)	(10.8)%
Total	347,378	412,209	$(64,831)	(15.7)%
Distribution and service fees	21,553	27,431	$(5,878)	(21.4)%
Other	1,518	1,931	$(413)	(21.4)%
Total revenue	$370,449	$441,571	$(71,122)	(16.1)%
Investment advisory and administration fees decreased from the nine months ended September 30, 2022, primarily due to lower average assets under management across all three types of investment vehicles, partially offset by the recognition of performance fees from certain institutional accounts of $1.2 million for the nine months ended September 30, 2023.
Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 66.2 bps and 67.2 bps for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the implied annualized effective fee rate was primarily due to a shift in the composition of assets under management.

Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.4 bps and 36.6 bps for the nine months ended September 30, 2023 and 2022, respectively. The increase in the implied annualized effective fee rate was primarily due to the recognition of performance fees from certain institutional accounts of $1.2 million for the nine months ended September 30, 2023. Excluding the performance fees, the implied annualized effective fee rate would have been 36.9 bps for the nine months ended September 30, 2023.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.8 bps and 88.6 bps for the nine months ended September 30, 2023 and 2022, respectively.
Distribution and service fees decreased from the nine months ended September 30, 2022, primarily due to lower average assets under management in U.S. open-end funds.
Expenses

(in thousands)	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Employee compensation and benefits	$150,580	$160,269	$(9,689)	(6.0)%
Distribution and service fees	41,234	68,605	$(27,371)	(39.9)%
General and administrative	49,396	40,296	$9,100	22.6%
Depreciation and amortization	2,628	3,235	$(607)	(18.8)%
Total expenses	$243,838	$272,405	$(28,567)	(10.5)%
Employee compensation and benefits decreased from the nine months ended September 30, 2022, primarily due to lower incentive compensation of $12.5 million and a decrease in amortization of restricted stock units of $3.8 million, partially offset by higher salaries of $5.4 million and an increase in benefits of $1.8 million.
Distribution and service fees decreased from the nine months ended September 30, 2022, primarily due to lower average assets under management in U.S. open-end funds and costs of $14.2 million associated with the initial public offering of the Cohen & Steers Real Estate Opportunities and Income Fund (RLTY) included in the nine months ended September 30, 2022.
General and administrative expenses increased from the nine months ended September 30, 2022, primarily due to incremental lease costs of $8.8 million related to the Company's future headquarters at 1166 Avenue of the Americas.
Operating Margin
Operating margin for the nine months ended September 30, 2023 decreased to 34.2% from 38.3% for the nine months ended September 30, 2022.
Non-operating Income (Loss)

(in thousands)	Nine Months Ended
	September 30, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$2,639	$2,604	$5,164		$10,407
Gain (loss) from investments—net	(11,430)	(697)	2,119	(1)	(10,008)
Foreign currency gain (loss)—net	(166)	6	(1,116)	(2)	(1,276)
Total non-operating income (loss)	(8,957)	1,913	6,167		(877)
Net (income) loss attributable to noncontrolling interests	5,260	—	—		5,260
Non-operating income (loss) attributable to the Company	$(3,697)	$1,913	$6,167		$4,383
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

(in thousands)	Nine Months Ended
	September 30, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$2,979	$818	$529		$4,326
Gain (loss) from investments—net	(33,230)	(3,808)	6,112	(1)	(30,926)
Foreign currency gain (loss)—net	(2,132)	(9)	6,875	(2)	4,734
Total non-operating income (loss)	(32,383)	(2,999)	13,516		(21,866)
Net (income) loss attributable to noncontrolling interests	25,940	—	—		25,940
Non-operating income (loss) attributable to the Company	$(6,443)	$(2,999)	$13,516		$4,074
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
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Nine Months Ended September 30,
	2023	2022
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	3.1
Non-deductible executive compensation	2.0	2.6
Excess tax benefits related to the vesting and delivery of restricted stock units	(1.6)	(3.3)
Unrecognized tax benefit adjustments	—	(3.6)
Other	(0.3)	0.2
Effective income tax rate	24.2%	20.0%

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

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income attributable to common stockholders, U.S. GAAP	$32,140	$44,570	$99,232	$138,544
Seed investments—net (1)	2,900	1,635	3,903	4,856
Accelerated vesting of restricted stock units	327	2,556	680	7,351
Lease transition and other costs - 280 Park Avenue (2)	2,321	—	7,262	—
Initial public offering costs (3)	—	—	—	15,239
Foreign currency exchange (gains) losses—net (4)	(1,713)	(3,931)	450	(8,685)
Tax adjustments—net (5)	(1,203)	337	(4,419)	(13,784)
Net income attributable to common stockholders, as adjusted	$34,772	$45,167	$107,108	$143,521

Diluted weighted average shares outstanding	49,617	49,317	49,495	49,287
Diluted earnings per share, U.S. GAAP	$0.65	$0.90	$2.00	$2.81
Seed investments—net	0.06	0.04	0.08	0.10
Accelerated vesting of restricted stock units	0.01	0.05	0.01	0.15
Lease transition and other costs - 280 Park Avenue	0.05	—	0.15	—
Initial public offering costs	—	—	—	0.31
Foreign currency exchange (gains) losses—net	(0.04)	(0.08)	0.01	(0.18)
Tax adjustments—net	(0.03)	0.01	(0.09)	(0.28)
Diluted earnings per share, as adjusted	$0.70	$0.92	$2.16	$2.91
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles and other seed investments from the Company's financial results. In accordance with the Company’s revised methodology, interest and dividends from seed investments were not included in the adjustment for the three and nine months ended September 30, 2023.
(2)Represents adjustment to remove the impact of lease and other expenses related to the Company's current headquarters, which it expects to vacate when the lease expires in January 2024. From a GAAP perspective, the Company is recognizing lease expense on both its current and future headquarters as a result of overlapping terms during the build-out phase of the new space.
(3)Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Employee compensation and benefits	$—	$—	$—	$357
Distribution and service fees	—	—	—	14,224
General and administrative	—	—	—	658
Initial public offering costs	$—	$—	$—	$15,239

(4)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(5)Tax adjustments are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Exclusion of tax effects associated with items noted above	$(1,211)	$301	$(3,243)	$(3,965)
Exclusion of discrete tax items	8	36	(1,176)	(9,819)
Total tax adjustments	$(1,203)	$337	$(4,419)	$(13,784)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Revenue, U.S. GAAP	$123,737	$139,951	$370,449	$441,571
Seed investments (1)	(186)	215	(324)	630
Revenue, as adjusted	$123,551	$140,166	$370,125	$442,201

Expenses, U.S. GAAP	$82,866	$82,770	$243,838	$272,405
Seed investments (1)	(532)	(104)	(1,493)	(598)
Accelerated vesting of restricted stock units	(327)	(2,556)	(680)	(7,351)
Lease transition and other costs - 280 Park Avenue (2)	(2,321)	—	(7,262)	—
Initial public offering costs (3)	—	—	—	(15,239)
Expenses, as adjusted	$79,686	$80,110	$234,403	$249,217

Operating income, U.S. GAAP	$40,871	$57,181	$126,611	$169,166
Seed investments (1)	346	319	1,169	1,228
Accelerated vesting of restricted stock units	327	2,556	680	7,351
Lease transition and other costs - 280 Park Avenue (2)	2,321	—	7,262	—
Initial public offering costs (3)	—	—	—	15,239
Operating income, as adjusted	$43,865	$60,056	$135,722	$192,984

Operating margin, U.S. GAAP	33.0%	40.9%	34.2%	38.3%
Operating margin, as adjusted	35.5%	42.8%	36.7%	43.6%
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles from the Company's financial results.
(2)Represents adjustment to remove the impact of lease and other expenses related to the Company's current headquarters, which it expects to vacate when the lease expires in January 2024. From a GAAP perspective, the Company is recognizing lease expense on both its current and future headquarters as a result of overlapping terms during the build-out phase of the new space.
(3)Represents costs associated with the initial public offering of RLTY. Costs are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Employee compensation and benefits	$—	$—	$—	$357
Distribution and service fees	—	—	—	14,224
General and administrative	—	—	—	658
Initial public offering costs	$—	$—	$—	$15,239
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Non-operating income (loss), U.S. GAAP	$(5,159)	$(1,974)	$(877)	$(21,866)
Seed investments—net (1)	9,525	6,272	7,994	29,568
Foreign currency exchange (gains) losses—net (2)	(1,713)	(3,931)	450	(8,685)
Non-operating income (loss), as adjusted	$2,653	$367	$7,567	$(983)
_________________________
(1)    Represents adjustment to remove the impact of consolidated investment vehicles and other seed investments from the Company's financial results. In accordance with the Company’s revised methodology, interest and dividends from seed investments were not included in the adjustment for the three and nine months ended September 30, 2023.
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
The table below summarizes net liquid assets:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$133,050	$247,418
U.S. Treasury securities	79,408	—
Liquid seed investments—net	70,800	67,987
Other current assets	77,064	70,716
Current liabilities	(87,070)	(114,522)
Net liquid assets	$273,252	$271,599
Cash and cash equivalents
Cash and cash equivalents are on deposit with several major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash.
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
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At September 30, 2023, receivables from institutional accounts comprised 49.9% of other current assets, while receivables from open-end and closed-end funds, together, comprised 40.7% of other current assets. We perform a review of our receivables on an ongoing basis in order to assess collectability and, based on our analysis at September 30, 2023, there was no allowance for uncollectible accounts required.
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
In connection with the build-out of our future headquarters located at 1166 Avenue of the Americas, we expect to make additional payments of $14.0 million to $18.0 million, through the first quarter of 2024. The lease for our current headquarters, also in New York City, is scheduled to expire in January 2024.
We have committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) of which $25.9 million remains unfunded. In addition, we have committed to invest up to $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) of which $124.8 million remains unfunded. The timing for funding the remaining portion of our commitments is determined by the investment vehicles.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flow Data:
Net cash provided by (used in) operating activities	$113,384	$3,647
Net cash provided by (used in) investing activities	(128,033)	(44,909)
Net cash provided by (used in) financing activities	(99,160)	29,126
Net increase (decrease) in cash and cash equivalents	(113,809)	(12,136)
Effect of foreign exchange rate changes on cash and cash equivalents	724	(7,979)
Cash and cash equivalents, beginning of the period	248,714	185,356
Cash and cash equivalents, end of the period	$135,629	$165,241
Cash and cash equivalents decreased by $113.8 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2023. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $113.4 million for the nine months ended September 30, 2023. Net cash used in investing activities was $128.0 million, which included net purchases of U.S. Treasury securities held for corporate purposes of $80.0 million and purchases of property and equipment of $46.1 million, primarily related to the build-out of our future headquarters. Net cash used in financing activities was $99.2 million, including dividends paid to stockholders of $84.4 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $20.7 million.
Cash and cash equivalents decreased by $12.1 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2022. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2022, which included net investment purchases within certain consolidated investment vehicles. Net cash used in investing activities was $44.9 million, which included net purchases of U.S. Treasury securities held for corporate purposes and securities held directly for the purpose of establishing performance track records of $42.0 million. Net cash provided by financing activities was $29.1 million, including net contributions from noncontrolling interests of $134.6 million, partially offset by dividends paid to stockholders of $80.5 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $25.9 million.

Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at September 30, 2023:

(in thousands)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$2,982	$11,492	$13,545	$14,031	$14,031	$166,955	$223,036
Purchase obligations (1)	1,898	6,272	4,606	2,598	316	—	15,690
Other liability (2)	—	1,662	2,077	—	—	—	3,739
Total	$4,880	$19,426	$20,228	$16,629	$14,347	$166,955	$242,465
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
On November 2, 2023, we declared a quarterly dividend on our common stock in the amount of $0.57 per share. This dividend will be payable on November 28, 2023 to stockholders of record at the close of business on November 13, 2023.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes to the Company’s accounting estimates for the three months ended September 30, 2023.
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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of September 30, 2023 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$70,800	$(39,736)	$31,064	$34,170	$27,958
Illiquid seed investments—net	$18,879	$—	$18,879	$20,767	$16,991

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2023	30	$64.29	—	—
August 1 through August 31, 2023	612	$65.01	—	—
September 1 through September 30, 2023	129	$64.21	—	—
Total	771	$64.85	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

Date:	November 3, 2023	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	November 3, 2023	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer