Form 10-K
period 2023-12-31
COHEN & STEERS, INC.
filed 2024-02-23
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from            to
Commission file number 001-32236
COHEN & STEERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1904657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1166 Avenue of the Americas, New York, NY 10036
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1.5 billion. There is no non-voting common stock of the registrant outstanding.
As of February 16, 2024, there were 49,522,680 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2024 annual meeting of stockholders scheduled to be held on May 2, 2024 are incorporated by reference into Part III of this Form 10-K.

COHEN & STEERS, INC. AND SUBSIDIARIES

i

PART I
Item 1. Business
Overview
Cohen & Steers, founded in 1986, is a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore, we serve institutional and individual investors around the world.
Cohen & Steers, Inc. (CNS) was organized as a Delaware corporation on March 17, 2004. CNS is the holding company for its direct and indirect subsidiaries, including Cohen & Steers Capital Management, Inc. (CSCM), Cohen & Steers Securities, LLC (CSS), Cohen & Steers UK Limited (CSUK), Cohen & Steers Ireland Limited (CSIL), Cohen & Steers Asia Limited (CSAL), Cohen & Steers Japan Limited (CSJL) and Cohen & Steers Singapore Private Limited (CSSG). CNS and its subsidiaries are collectively referred to as the Company, we, us or our.
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
Open-end Funds
The U.S. and non-U.S. open-end funds that we sponsor, and for which we serve as investment adviser, offer and issue new shares continuously as investors subscribe and redeem shares when investors sell. The share price for purchases and redemptions of shares of each of the open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. The net asset value per share is the current value of a fund’s assets less its liabilities, divided by the fund’s total shares outstanding.
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
Advisory assets, which represent accounts for which we have been appointed as the investment manager, are included in our institutional account assets under management. As investment adviser, we are responsible for overseeing certain daily activities and managing the assets in the account while adhering to the specified investment objectives.
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
Our Investment Strategies
Each of our investment strategies is overseen by a specialist team and led by a portfolio manager or a team of portfolio managers, supported by dedicated analysts. These personnel are located in our New York, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and has a well-defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements. Environmental, social and governance (ESG) principles are integrated into our investment process. We believe companies that integrate ESG considerations into their strategic plans and operations can enhance long-term shareholder value and mitigate potential risks. Our specialist teams are subject to multiple levels of oversight and support from the Chief Executive Officer and President, Chief Investment Officer, Chief Operating Officer-Investments, Investment Risk Committee, Investment Operating

Committee and Legal and Compliance Department. Some of our strategies involve multiple asset classes and are overseen by our Asset Allocation Strategy Group and Chief Investment Officer.
Below is a summary of our core investment strategies:
U.S. Real Estate Securities includes a wide range of strategies distinguished by concentration, risk profile and income objective, as well as thematic portfolios designed to provide targeted allocations to specific sectors within the investable real estate universe. Each strategy invests in a portfolio of common stocks and other securities issued by U.S. real estate companies, including real estate investment trusts (REITs) and similar REIT-like entities. These strategies are managed by our dedicated U.S. real estate securities investment team and draw on the broad expertise of our real estate analysts and portfolio managers. Investment objectives include total return, capital appreciation and income.
Preferred Securities, including Low Duration Preferred Securities invests in diversified portfolios of preferred and debt securities issued by U.S. and non-U.S. companies. The preferred securities are primarily issued by banks, insurance companies, REITs and other diversified financial institutions, as well as utility, energy, pipeline and telecommunications companies. A consistent investment process underlies both our total return preferred securities strategy and our low duration preferred securities strategy, both of which seek income and capital preservation.
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
Private Real Estate Solutions includes strategies that invest primarily in real property investments. Certain strategies invest primarily in high quality, income-focused, stabilized real estate assets primarily within the United States while others invest directly into real property investments of an opportunistic nature with the investment objective of capital appreciation achieved by value-added strategies including lease-up, redevelopment, and development among others and have a higher risk profile. Investment objectives include stable cash flow and capital appreciation, income and total return.
To help our clients build better portfolios, we introduced Real Estate Advisory Solutions via three distinct solutions. Real Estate Advisory Services and the Real Assets Compass are solutions designed to help clients understand the advantages of adding listed and private real estate to their asset allocations and how to optimize those allocations. Through the Real Assets Institute we provide foundational education on the benefits of real assets through thought leadership, online educational forums, webcasts and exclusive events.
Global Listed Infrastructure includes strategies designed to provide access to infrastructure assets. These strategies have diversified and concentrated portfolios of U.S. and non-U.S. securities issued by infrastructure companies such as utilities, pipelines, toll roads, airports, railroads, marine ports and communications companies located in developed and emerging markets, energy related master limited partnerships and securities of companies that derive at least 50% of their revenues or operating income from the exploration, production, transportation, processing, storage, refining, distributing or marketing of various energy resources. Investment objectives include total return with a balance of capital appreciation and income.
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
CSUK, our UK-based subsidiary, is a registered investment adviser with the SEC and the United Kingdom Financial Conduct Authority (FCA), is an approved investment manager with the CSSF and CBI, and is registered as a third-country firm with the Belgium Financial Services Market Authority (FSMA). CSUK also has exemptions from registration that allow it to provide investment management services to institutions in Canada. CSUK is subject to the Financial Services and Markets Act 2000 and subsequent amendments and related regulation, which regulates, among other things, certain liquidity and capital resources requirements. Such requirements may limit our ability to withdraw capital from CSUK. CSUK is also subject to substantially similar regulations to certain pan-European regulations, including the Directive on Markets in Financial Instruments repealing Directive 2004/39/EC (MiFID II) and the Regulation on Markets in Financial Instruments (MiFIR), as well as the Capital Requirements Directive. MiFID II and MiFIR regulate the provision of investment services throughout the European Economic Area and the Capital Requirements Directive regulates capital requirements.
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
Employees
As of December 31, 2023, we had 405 full-time employees globally of which 37% were women. In addition, at the end of 2023, 32% of our U.S. employees were people of color. During 2023, 42% of our firmwide new hires were women and 30% of our U.S. new hires were people of color.
We were recognized for the fourth consecutive year as a “Best Place to Work in Money Management” by Pensions & Investments (P&I), a global news source on money management. The award was part of P&I’s annual recognition program, which seeks to identify the top employers in the money management industry. This achievement recognized the strength of our culture, which is defined by the hard work, dedication and commitment to excellence and inclusion by everyone at Cohen & Steers.
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

We continue to make progress in advancing our firm's Diversity and Inclusion strategy. Our Culture Committee, our Women's Exchange and our Diversity Alliance promote cultural awareness and inclusion through dedicated forums in which employees are encouraged to share their perspectives and experiences.
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
As of December 31, 2023, approximately 65.4% of the assets we managed was concentrated in real estate securities strategies, including approximately 23.2% in the aggregate in Cohen & Steers Real Estate Securities Fund, Inc., Cohen & Steers Realty Shares, Inc. and Cohen & Steers Institutional Realty Shares, Inc. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect investment performance. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. We are paid a management fee or incentive fee based on the net asset value or returns, respectively, of certain of our investment vehicles and declines in the value of real estate securities and real property investments may reduce the fees we earn and our assets under management. Income and real estate values may be adversely affected by, among other things, unfavorable changes to tax laws and other laws and regulations applicable to real estate securities, global or regional events and disruptions that directly impact the real estate sector, the cost of compliance with applicable laws and regulations, sensitivity to certain economic factors such as interest rate changes and market volatility or economic recession, the availability and terms of financing, the creditworthiness of tenants, the volume and market terms of commercial real estate purchase and sale transactions, general and local economic conditions, the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions and other factors that are beyond our control. In addition, distress in the commercial real estate sector, including office properties, such as that experienced during 2023, has negatively impacted and may continue to negatively impact certain markets in which we invest, including for example, as a result of low occupancy rates, tenant defaults, the maturation of a significant amount of commercial real property loans amid an elevated interest rate environment, tightening credit conditions imposed by traditional sources of real estate financing and refinancing and commercial mortgage loan defaults. Real estate values may also be adversely affected by new businesses and approaches in the real estate market and sectors in which we invest that cause disruptions in the industry with technological and other innovations, such as impacts to the value of hospitality properties due to competition from the non-traditional hospitality sector (such as short-term rental services) and office properties due to competition from shared office spaces (including co-working environments). Further, our investments in real estate securities and real property may be exposed to new or increased risks and liabilities that could have a negative impact on our investment strategies and reduce our assets under management, revenue and earnings, including risks associated with global climate change, such as increased frequency and/or intensity of adverse weather and natural disasters, as well as risks associated with continued “remote-work” arrangements in certain geographies and industries and workforce reductions in certain market segments, which may negatively impact office demand in the commercial real estate sector, rental rates and occupancy levels. If underlying properties do not generate sufficient income to pay for ongoing operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance or value of real estate securities would have an adverse effect on the assets we manage and reduce the fees we earn and our revenue.
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
Our ability to increase our ownership, or maintain existing levels of ownership, in securities issued by REITs may also be constrained by REIT ownership limits, which limit the percentage ownership of a REIT’s outstanding capital stock, common stock and/or preferred stock. REIT charters generally grant a REIT the right to unilaterally reduce any ownership amount that it deems to be in violation of its ownership limits. Such charters do not typically provide for the elimination of such right even in the event a REIT has previously provided waivers from such limits or acknowledgements that ownership levels do not violate such limits. To the extent these ownership restrictions prevent us from acquiring new or additional real estate securities, or force us to reduce existing ownership amounts in general or at prices that are not attractive, our revenue and our ability to invest available assets and increase the assets we manage could be negatively affected.
A decline in the absolute or relative performance or value of preferred securities or similar securities in which we invest, or the attractiveness of portfolios or investment strategies utilizing such securities, would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2023, approximately 21.8% of our total assets under management was concentrated in preferred securities strategies, including approximately 9.1% in the Cohen & Steers Preferred Securities and Income Fund. Preferred securities investments are subject to varying degrees of market, contractual, financial, regulatory, litigation and other risks that could affect investment performance, returns and attractiveness, including risks related to actual or anticipated inflationary trends, interest rates, comparative returns on senior credit or “risk-free” debt instruments, counterparty credit, income and distributions, regulatory intervention and treatment, and applicable tax treatment.
Issuers of securities that represent the focus of these investment strategies may be concentrated in industries and geographies that experience sector-based volatility. Volatility or disruption in any such industries or geographies may cause a decline in the value of our preferred securities portfolios and negatively impact our investment returns, such as the stress and contagion fears arising out of the U.S. banking sector in 2023 upon the collapse and subsequent regulatory takeover of certain U.S. regional banks. In addition, issuers of securities that are the focus of these investment strategies may experience a direct credit, liquidity or other financial event that negatively impacts the value of our investment positions in such issuer, such as the high-profile collapse and regulatory intervention at a Swiss financial services organization during 2023 that resulted in the write-down of the value of such issuer’s contingent capital securities instruments (CoCos) held by us and other investors.
In addition, until its discontinuation in 2023, the London Interbank Offered Rate (LIBOR) was frequently used as a reference rate for various financial instruments, products and contracts globally to determine payment obligations, financing terms, hedging strategies and investment value. The Federal Reserve has identified the Secured Overnight Financing Rate (SOFR), an index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR and the transition to alternative reference rates such as SOFR may adversely impact the value of previously LIBOR-based assets in which we invest and expose us to additional risks.
In a higher interest rate environment, we face increasing competition for our actively managed strategies from relatively lower-risk fixed income investments, such as U.S. treasury securities and money-market funds, that may provide stable or attractive returns to investors. Further, to the extent limitations may arise in the overall supply of preferred securities or similar investments at attractive prices or at all, whether due to performance concerns about the asset class, shifts in market or economic trends or investor preferences, redemptions or decreased volume of new issuances, our ability to deploy our available investment capacity may become constrained. A decline in the performance or value of preferred securities or similar investments, including CoCos, or diminishment in the attractiveness or availability of preferred securities or similar investments, would have an adverse effect on the assets we manage, limit our ability to increase and invest assets in these strategies and reduce the fees we earn and our revenue.
A significant portion of our revenue for 2023 was derived from a single institutional client.
As of December 31, 2023, our largest institutional client, Daiwa Asset Management, which held most of its assets in U.S. real estate strategies subadvised by us in Japan, represented approximately 20.5% of our institutional account revenue and approximately 5.2% of total revenue for 2023. As of December 31, 2023, approximately 24.8% of the institutional account assets we managed, and approximately 10.5% of our total assets under management, were derived from this client. Investor demand for the products we subadvise for this client can be affected by, among other things, actual or anticipated changes in the distributions paid by those products, the strength of the Japanese yen compared to the currencies in which the assets held in those products are denominated, market or economic events and conditions in Japan that may diminish the relative attractiveness of or contribute to investor redemptions in U.S. real estate strategies, the regulatory environment for the Japanese mutual fund market and disruptions in the marketing or distribution of our products caused by global or regional events. Reductions in distribution rates could decrease investor demand for these products, resulting in outflows of assets subadvised by us which would negatively impact our revenue and adversely affect our financial condition.

Seed investments made to support the launch of new strategies and products may expose us to potential losses on invested capital.
Our success is partially dependent on our ability to develop, launch, market and manage new investment strategies and products. From time to time, we support the launch of new investment strategies and products by making seed investments in those strategies and products, the amount of which may be significant. Numerous risks and uncertainties are associated with all stages of the seed investment product life cycle, including our ability to raise external capital for the underlying product, investment performance, market risks, shifting client or market preferences, the introduction of competing products, compliance with regulatory requirements, potential losses associated with guarantees made by us or our affiliates and potentially illiquid investments and/or contractual lock-up or other restrictions on our ability to withdraw capital. Allocations of capital to seed investments in new strategies and products reduce capital available for cash dividends, payment of interest on and repayment of outstanding indebtedness, if any, and other corporate purposes and expose us to liquidity constraints and potential capital losses, against which we may not hedge entirely or effectively to mitigate risk in all market conditions. To the extent we realize losses on our seed investments or the value of our seed investments decline, our earnings and financial condition may be adversely impacted.
The incurrence of debt may increase the risk of investing in us and could negatively impact our revenue and adversely affect our financial condition.
We are party to a credit agreement (the “Credit Agreement”) providing for a $100 million senior unsecured revolving credit facility maturing on January 20, 2026. Outstanding indebtedness may, among other things, (i) decrease our ability to obtain additional financing for other purposes, (ii) limit our flexibility to make acquisitions, (iii) increase our cash requirements to support the payment of interest and reduce the amount of cash otherwise available for other purposes, (iv) limit our flexibility in planning for, or reacting to, changes in our business and our industry, (v) increase our exposure to the risk of increased interest rates where our borrowings are at variable rates of interest, (vi) make it more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness and (vii) increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to repay principal and interest on indebtedness could depend upon our future performance, which is subject to general economic conditions and financial, business and other factors and risks that may be beyond our control.
Furthermore, the Credit Agreement contains financial covenants with respect to leverage and interest coverage, and customary affirmative covenants and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes and certain customary events of default. Our breach of any covenant and inability to meet any applicable qualifications, thresholds and exceptions or negotiate any waiver or amendment could result in a default under the Credit Agreement and/or amounts borrowed, together with accrued interest and other fees, could become immediately due and payable. If any indebtedness were to become subject to accelerated repayment, we may not have sufficient liquid assets to repay such indebtedness in full or be able to refinance such indebtedness on favorable terms, or at all.
The loss of any senior executives or senior investment professionals or our failure to effectively manage succession planning could have a material adverse effect on our business.
The success of our business depends largely on the experience, expertise and continued service of our senior executives and senior investment professionals. The loss of any such persons, or our failure to adequately prepare for the retention of such persons or to effectively implement related succession plans, could materially adversely affect our business, strategic initiatives and financial condition. While we have succession plans in place and continue to review and update those plans, there is no guarantee that their implementation or execution will operate as intended or otherwise be effective. In addition, we do not carry “key person” or similar insurance that would provide us with proceeds in the event of the death or disability of any of our senior executives. In addition, legal and regulatory restrictions on the terms or enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses could make it more difficult to retain qualified personnel.
The loss of any senior executives could impair or limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new client assets. Further, the departure of a portfolio manager could cause clients in investment strategies overseen by such manager to withdraw funds from, or reconsider the allocation of additional funds to, such strategies, and cause consultants and other intermediaries to discontinue recommendations of such strategies, any of which would reduce our assets under management, investment advisory fees and net income.

We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.
Our business is dependent on the effectiveness of our information and cybersecurity policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our clients’ portfolios as well as proprietary information relating to our business operations and our employees. We maintain a system of internal controls for us and certain of our investment vehicles designed to provide reasonable assurance that malicious or fraudulent activity, including misappropriation of our assets, fraudulent financial reporting and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats and the techniques used by cyber criminals are constantly evolving, can originate from a wide variety of sources and are becoming increasingly sophisticated, including the use of “ransomware” and phishing attacks, and may not be recognized until launched. Recent highly publicized security breaches have exposed failures to keep pace with the threats posed by cyber-attackers and led to increased government, regulatory and media scrutiny.
Cybersecurity has become a top priority of regulators around the world. Many jurisdictions in which we operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information. Our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations and a loss of client (including investor) confidence and other reputational damage.
We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. Although we take precautions to password-protect and encrypt all authorized electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Our or our third-party service providers’ systems may also be affected by, or fail as a result of, catastrophic events, such as fires, floods, hurricanes, tornadoes, acts of terrorism or power disruptions. Like other companies, we have experienced and will likely continue to experience cyber incidents, security threats and attacks. There can be no assurance that our efforts to maintain and monitor the security and integrity of our information technology systems will be effective at all times.
Any breach or other failure of our or certain other parties’ technology or security systems, including those systems of our third-party intermediaries, service providers, key vendors and third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory scrutiny and penalties and litigation costs resulting from the incident. In addition, our increased use of mobile and cloud computing technologies could increase these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information.
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
The investment management industry is highly competitive, and investors are increasingly fee sensitive. We compete against a large number of investment products offered by other investment management companies, investment dealers, banks and insurance companies, and many institutions we compete with have greater infrastructure and financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, investments in available assets, distribution capability, scope and quality of services, reputation and the ability to develop and successfully launch new investment strategies and products to meet the changing needs of investors and generate strong returns. In the case of new strategy and product launches, our lack of available long-term records of prior investment performance, or investment “track records,” may put us at a competitive disadvantage until such records are established. Further, advances in technology, including through artificial intelligence capabilities, automation and digital wealth and distribution tools, as well as growing client interest for enhanced digital interaction with their investment portfolios, may require us to adapt our strategy, business and operations to address these trends and pressures. Our competitive position may weaken if we are unable to meet these client priorities.
Our actively managed investment strategies compete not only against other active strategies but also against similarly positioned passive strategies. Market demand for index funds and other passive strategies, and the broad availability of investment options to meet these demands, reduces opportunities for active managers and may contribute to fee compression. In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price to attract and retain clients. In order to maintain our current fee structure in a competitive environment, we must be able to provide clients with investment returns and service commensurate with the level of fees we charge. To the extent current or potential clients decide to invest in products sponsored by our competitors, the sales of our products as well as our market share, revenue and net income could decline.
The inability to access clients through third-party intermediaries could have a material adverse effect on our business.
A significant portion of the assets we manage is attributable to the distribution of our products through third-party intermediaries. Distribution through such intermediaries may also be integral to the launch and sustained growth of new investment products and strategies. Our ability to distribute our products is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, investment advisory firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing investment products that could limit the distribution of our products. In recent years, a growing number of these organizations have enhanced their scrutiny of the products available or proposed to be made available on their platforms in connection with various investment strategies, which has in many cases significantly reduced the number of products and asset managers on such platforms. These organizations may also require that we or our products have established, long-term investment “track records” as a condition to placement on their platforms. In addition, our separate account business, subadvisory and model delivery services depend in part on recommendations by consultants, financial planners and other professional advisors, as well as our existing clients.
The structure and terms of the distribution arrangements with intermediaries, including fees or rebates paid by us or our funds to intermediaries to assist with distribution efforts, and the ability of our funds to participate in these intermediary platforms are subject to changes driven by market competition and regulatory developments. Our existing relationships with third-party intermediaries and access to new intermediaries could be adversely affected by continued consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products, or increased competition to access third-party distribution channels. There can be no assurance that we will be able to gain or retain access to these channels for some or all of our products. Loss of any of these third-party distribution channels, or changes to their structure and terms, or any reduction in our ability to access clients and investors through existing and new distribution channels, could adversely affect our business.
Our growth could be adversely affected if we are unable to manage the costs or realize the anticipated benefits associated with the expansion of our business.
Our growth strategy includes the expansion of our business and diversification of our investment management business beyond our existing core products and services. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, such as our private real estate investment strategy. We also continue to prioritize the expansion of our geographical presence and capabilities as well as product and service offerings outside the

U.S. Significant fixed costs and other expenses have been incurred to support the development and launch of new strategies, investment vehicles and products, to expand the availability and marketability of our existing strategies and products, to grow our potential client base and to enhance our infrastructure, including additional office space, technology, operations and personnel. Expenses related to infrastructure and technology enhancements include costs associated with the relocation of our New York headquarters and the implementation of a new trade order management system.
Developing and implementing new investment strategies and products may require significant upfront management time and attention, the hiring and retention of highly-compensated personnel and ongoing marketing and other support. Such strategies and products may also require substantial seed capital commitments and other financial resources or obligations, including potential subsidies or advancements of operating expenses for an extended period of time, which may not be recovered in part or at all, any of which may expose us to potential losses. New products often must be in the marketplace for a period of time and undergo a certain amount of asset portfolio construction in order to generate a track record sufficient to attract significant inflows and enable platform placement at key distributors and intermediaries. In addition, launches of new strategies or products, including private real estate investing, and adjustments to existing strategies or products in connection with our growth strategy, may in some cases be based on anticipated legal, regulatory, financial or accounting treatment that may not be realized within the timeframe or in the form expected, or at all.
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
Changes in market and economic conditions, including elevated interest rates, could reduce our assets under management and adversely impact our revenue and profitability.
Changes in market and global economic conditions, including elevated interest rates, volatile equity markets, slowing growth and rising inflation as well as client and governmental policy responses thereto, as well as geopolitical risks such as regional armed conflicts, could adversely affect the value of our assets under management, which would reduce the fees we earn and our revenue. Our financial results declined when compared with 2022 primarily due to depreciation in market values of the portfolios we manage that resulted, in part, from elevated interest rates that continued through 2023, primarily impacting the market values of real estate and preferred securities portfolios.
Investor interest in and the valuation of our real estate investment strategies and preferred securities strategies can be adversely affected by changes in interest rates, particularly if interest rates increase substantially and quickly. Investor redemptions or a decline in the absolute or relative performance or value of such securities, or the attractiveness of portfolios or investment strategies utilizing such securities, would have an adverse effect on the assets we manage and our revenue. In addition, higher interest rates would increase any debt service costs incurred under the Credit Agreement, which bears interest at a variable rate that tracks interest rate changes. Although we may enter into derivative instruments to mitigate the impact of interest rate fluctuations on both client assets as well as our net profit margins, there is no assurance that such derivative instruments will be effective.
Our assets under management are concentrated in the U.S., Asia Pacific and European equity markets. Equity securities may decline in value as a result of many global, regional or issuer-specific economic or market factors, including changes in interest rates, inflation, an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry, geography or sector, changes in currency exchange rates and changes in regulations. In addition, national and international geopolitical risks and events, including the armed conflict between Russia and Ukraine and the war between Israel and Hamas (which also carry the threat of contagion and broader conflict), tensions between the U.S. and China, deglobalization trends and changes in national industrial and trade policies and national elections in countries such as the U.S., Taiwan and India, have caused and may continue to cause volatility in the global financial markets and economy. Such volatility has led and may continue to lead to the disruption of global supply chains, sudden fluctuations in commodity prices and energy costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create severe long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs. Any declines in the equity markets, or in market segments in which our investment products and strategies are concentrated, could reduce the value of our seed investments and/or our assets under management, revenue and earnings.

The Federal Reserve Board significantly increased the federal funds rate during 2022 and 2023 to combat rising inflation in the U.S. While interest rate reductions are possible during 2024, continued inflationary pressures and elevated interest rates may negatively affect our investment opportunities, the value of our investments and the relative attractiveness of and demand for our strategies, including our preferred securities and fixed income investments and strategies.
Our industry is subject to rapid changes in technology that may alter historical methods of doing business, and technologies we incorporate into our processes may present complex and novel business, compliance and reputational risks.
The financial industry continues to be impacted by innovation, technological changes and changing customer preferences, including the deployment of new technologies based on artificial intelligence and machine-learning that are becoming increasingly competitive with and may disrupt more traditional business models. If we do not effectively anticipate and adapt to these changes, our competitive position may suffer, and these impacts would adversely affect our business and results of operations. Our business could also be affected by technological changes in the industries or markets in which we invest that negatively impact the values of assets in which we invest and adversely affect our business and results of operations. Additionally, our business could be affected by regulatory requirements through new rules around technological advancements that could increase the cost of compliance when employing these technological changes.
We may use artificial intelligence in our business, operations or investment processes for a variety of reasons, including with the objectives of increasing efficiency, generating alpha and supporting innovation as we meet clients’ evolving needs and to enable us to compete more effectively. However, our use of these technologies may result in new or expanded risks and liabilities, including due to increasing governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, such as the unauthorized disclosure of confidential or sensitive data, and negative media attention and political debate, as well as other factors that could adversely affect our business, reputation and financial results. In addition, our personnel, third-party intermediaries, service providers and key vendors could improperly utilize artificial intelligence technologies while carrying out their responsibilities, which could result in a disruption in the use of their systems or services. The use of artificial intelligence may lead to unintended consequences, including generating content that is factually inaccurate, misleading or otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or flaws.
Broad regulatory obligations applicable to artificial intelligence and machine-learning are uncertain and developing, which heightens the potential risk that such technologies may pose to us. For example, in July 2023, the SEC proposed new predictive data analytics rules, which would require registered investment advisers (and broker-dealers) to eliminate or neutralize (rather than just disclose and mitigate) certain conflicts of interest posed by covered technologies including artificial intelligence and machine-learning, with respect to their interactions with clients and investors in pooled investment vehicles. If adopted, this currently broad rule could expose us to additional regulatory uncertainty, liability and increased compliance and other costs. In order to limit their potential liability under this rule, our investment adviser entities could choose to change or discontinue some of their activities related to such technologies, which could be detrimental to the funds, their investors and their financial performance.
Our clients may withdraw or reduce the amount of assets we manage or otherwise change the terms of our relationship, which could have an adverse impact on our revenue.
Our institutional clients, and firms with which we have strategic alliances, may terminate their relationship with us, reduce the amount of assets we manage, shift their assets to other types of accounts with different fee structures or renegotiate the fees we charge them for any number of reasons and with little advance notice, including investment performance, redemptions by beneficial owners of funds we manage or subadvise, actual or perceived competition between the accounts we subadvise and our proprietary investment products, changes in the key members of an investment team, changes in investment strategies, changes in prevailing interest rates and financial market performance. Certain investors in the funds we manage hold their shares indirectly through platforms sponsored by financial institutions that have the authority to make investment and asset allocation decisions on behalf of such investors. Decisions by investors to redeem assets may require selling investments at a disadvantageous time or price, which could negatively affect the amount of our assets under management or our ability to continue to pursue certain investment strategies. In a declining or illiquid market or in conditions of poor relative or absolute performance, the pace of redemptions and withdrawals and the loss of institutional and individual separate account clients could accelerate. The occurrence of any of these events could have a material adverse effect on our revenue.

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
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to approximately $3.3 billion as of December 31, 2023. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidating investments during adverse market conditions would reduce the Company’s assets under management and revenue.
Failure to maintain adequate business continuity plans in the event of a catastrophic event could have a material adverse effect on the Company and its products.
Our operations are dependent on our ability to protect our personnel, offices and technology infrastructure against damage from catastrophic or business continuity events that could have a significant disruptive effect on our operations. We and our third-party intermediaries, service providers and key vendors could experience a local or regional disaster, such as an epidemic or pandemic (such as the COVID-19 pandemic), weather event such as an earthquake, flood, hurricane or fire, terrorist attack, security breach, power loss and other failure of technology or telecommunications systems or operations. Events like these could threaten the safety and welfare of our workforce, cause the loss of client data or cause us to experience material adverse interruptions to our operations. Infectious illness outbreaks or other adverse public health developments in countries where we or our clients or investors operate, as well as restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the global economy, the financial condition of individual issuers or companies and capital markets, in ways that are not within our control and cannot be foreseen. For example, as a result of the outbreak of COVID-19, capital markets, as well as the real estate and real property markets, experienced significant volatility and dislocations. A sustained decline in the performance of or demand for the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by catastrophic events could adversely impact our assets under management and the fees we earn, and these conditions could lead us to experience operational issues and interruptions, require us to incur significant additional costs and negatively impact our business.
Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including New York and New Jersey. Critical operations that are geographically concentrated include portfolio management, trading operations, information technology, data centers, investment administration and portfolio accounting services for our products as well as corporate accounting systems. Should we, or any of our critical service providers, experience a significant local or regional disaster or other significant business disruption, our ability to remain operational will depend in part on the safety and availability of our personnel and our office facilities as well as on the proper functioning of our network, telecommunication and other related systems and operations. We cannot ensure that our backup systems and contingency plans will be adequate under all circumstances or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster recovery support, and we cannot guarantee that these vendors will be able to perform in an adequate and timely manner. Failure by us or any of our critical service providers to maintain up-to-date business continuity plans, including system backup facilities, would impede our ability to operate in the event of a significant business disruption, which could result in financial losses to the Company and our clients and investors.
We could experience loss of client relationships and other harm to our business if our reputation is impaired.

Our reputation is important to the success of our business. We believe the Cohen & Steers brand has been, and continues to be, well received globally both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, operational failures, cyber incidents, negative publicity, the dissemination by current or former clients of unfavorable opinions about our services, changes in key members of an investment team or in our senior management and the imposition of legal or regulatory sanctions or penalties in connection with our business activities.
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
Moreover, environmental, social and governance (“ESG”) topics and activities have been the subject of increased focus by the mainstream media, as well as certain investors and regulators in the asset management industry, and any inability to meet applicable requirements or expectations may adversely impact our reputation and business. If our reputation is harmed, existing clients and investors may reduce amounts held in, or withdraw entirely from, funds or accounts that we manage, or funds or accounts may terminate their relationship with us. In addition, reputational harm may cause us to lose current employees and we may be unable to attract new ones with similar qualifications or skills, which could negatively affect our operations. If we fail to address, or appear to fail to address, successfully and promptly, the underlying causes of any reputational harm, we may be unsuccessful in repairing any damage to our reputation and our future business prospects would likely be affected, and the loss of client relationships could reduce our assets under management, revenue and earnings.
We depend on third parties for services that are important to our business and the failure of a key vendor to fulfill its obligations to the Company could have a material adverse effect on the Company and its products.
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
As of December 31, 2023, Robert H. Steers, our current Executive Chairman, and a member of his family held approximately 24.0% of our common stock and Martin Cohen, our current Chairman of the board of directors (our “Board Chairman”), and a member of his family held approximately 18.8% of our common stock. Such levels of ownership or control create the ability to meaningfully influence, among other things:
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
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our current Executive Chairman and our Board Chairman, together with certain of their respective family members, held 11,781,717 shares and 9,228,258 shares, respectively, of our common stock as of December 31, 2023. Any of such persons may sell shares of our common stock, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In connection with our initial public offering in 2004, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with our Executive Chairman, Robert H. Steers and our Board Chairman, Martin Cohen, and certain trust entities controlled by certain of their respective family members that requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In May 2021, we filed a Registration Statement on Form S-3 (the “2021 Registration Statement”) covering (i) the resale of up to an aggregate of 21,660,862 shares owned or controlled by our Executive Chairman and our Board Chairman and certain other persons and (ii) the offer and sale of an indeterminate number of shares by us to the public. Pursuant to the terms of the Registration Rights Agreement, we expect to file a new Registration Statement on Form S-3 during 2024, upon the expiration of the 2021 Registration Statement. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and any additional shares that we issue will dilute your percentage ownership in the Company.
Anti-takeover provisions in our charter documents and Delaware law may delay or prevent a change in control of us, which could decrease the trading price of our common stock.
Our certificate of incorporation and bylaws and Delaware law contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s common stock. Certain of these provisions allow the Company to issue preferred stock with rights more senior to those of our common stock, impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions and set forth rules about how stockholders may present proposals or nominate directors for election at annual meetings.
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
U.S. regulatory agencies have proposed and adopted multiple regulations that could impact the mutual fund industry. Potential upcoming regulations and/or rules and amendments of the SEC could, among other things, restrict the funds we manage from engaging in certain transactions, impact flows and/or increase expenses as well as compliance costs. Further, new regulations or interpretations of existing laws have resulted in, and may continue to result in, enhanced disclosure obligations, including with respect to cybersecurity, insider trading and climate change, sustainability risks or other ESG matters, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.
While a majority of our operations take place in the U.S., we maintain offices internationally. Regulators in the non-U.S. jurisdictions in which we operate could change their laws or regulations, or their interpretation or enforcement of existing laws and regulations, in a manner that might restrict or otherwise impede our ability to operate in their respective markets.
In Europe, rules and regulations under Undertakings for the Collective Investment in Transferable Securities (UCITS) regulatory framework, MiFID II and MiFIR, along with substantially similar national rules of the U.K. and implementing rules and regulations, have had, and will continue to have, direct and indirect effects on our operations in Europe, including increased costs for investment research and increased compliance, disclosure, reporting and other obligations. In addition, current and upcoming European, U.S. and international regulations and rules around ESG-related procedures, reporting and disclosures are expected to have direct and indirect effects on our global operations, including additional costs for increased compliance through disclosure and reporting, among other obligations. For example, compliance with the EU’s Sustainable Finance Disclosure Regulation (SFDR) imposes mandatory ESG disclosure obligations on EU asset managers, funds and other financial markets participants and requires all covered firms and funds, such as the Cohen & Steers SICAV and CSIL, to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts and, for those products promoting sustainable objectives, the provision of sustainability-related information. SFDR is undergoing a review and the revisions to the regulation and similar regulation in the U.K. and other jurisdictions will likely have direct effect on increased costs for compliance and disclosure. We expect other global and jurisdiction-specific ESG and climate-related regulations and legislation to impose a further compliance burden causing us to experience higher costs in implementation and ongoing adherence in the near future, including expected SEC regulations in the U.S.
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
The U.K.’s exit from the EU in 2020 (referred to as Brexit) may continue to disrupt our business operations and impact our reported financial results as well as the liquidity and value of our investments. There remains uncertainty around the post-Brexit regulatory environment as the U.K. continues to establish independent regulations for the U.K. CSUK’s ability to market and provide its services or serve as a distributor of financial products within the EU could be restricted temporarily or in the long term as a result of Brexit and a divergence from the EU regulatory regime. Our contingency plans for Brexit require the cooperation of counterparties or a regulator of financial services to make timely arrangements. While we believe it is in the best interests of counterparties and regulators to cooperate and recognize firms, services and products based in the respective jurisdictions, we cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses have increased as we implement plans to continue to market and provide our services and distribute our products in the short and/or long term.
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
Item 1C. Cybersecurity
Cybersecurity is a crucial component of our enterprise risk management program. Like many companies, both we and our external providers have been subject to, and expect to continue to be subject to, a range of cybersecurity threats and risks. We have invested significant resources into cybersecurity and risk management processes to adjust to the continuing evolution in cybersecurity and respond to related threats.
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature and information relating to our clients and investments (Information Systems and Data).
Our cybersecurity risk management function is led by our Chief Information Security Officer (CISO) and Chief Technology Officer (CTO) and includes members of our Information Technology (IT) department and other personnel that oversee our information security and engineering operations. Input and guidance are also provided by members of our Legal and Compliance departments. Together, these employees (collectively referred to as members of our Cybersecurity Management) are primarily responsible for developing, implementing and monitoring our cybersecurity program and reporting on cybersecurity matters to senior management as well as our board of directors.
Members of our Cybersecurity Management identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s enterprise risk profile using various manual and automated tools as well as by: (i) utilizing shared information about vulnerabilities and exploits from various professional security organizations, reports or other services that identify cybersecurity threats and through the use of external intelligence feeds; (ii) analyzing reports of threats and actors; (iii) conducting scans of the Company’s threat environment; (iv) evaluating our and our industry’s risk profile; (v) evaluating threats that are reported to us; (vi) coordinating with law enforcement concerning threats; (vii) conducting internal and external audits of our information security control environment and operating effectiveness; and (viii) conducting threat assessments for internal and external threats, including through the use of third party threat assessments and vulnerability threat assessments.
Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, but not limited to:
•technical and physical safeguards: (i) systems monitoring, including anti-virus/anti-malware software for workstations and servers, reports about correlated events detected from server log reviews, desktop forensics software and suspicious firewall traffic, firewall logs and alerts from users about blocked websites, systems monitoring of Company websites, network monitoring software alerts and scheduled internal and external vulnerability scans; (ii) asset management tracking and disposal; (iii) incident detection and response; (iv) data encryption; (v) notification monitoring from Company personnel and from third parties regarding issues and signs of potential incidents; and (vi) access controls and network security controls; and
•organizational safeguards: (i) incident response plans that address our response to a cybersecurity incident; (ii) personnel and vendors dedicated to overseeing the Company’s cybersecurity program; (iii) periodic mandatory employee cybersecurity training; (iv) periodic risk assessments and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents, such as audits, tabletop exercises, threat modeling and vulnerability testing; (v) policies and programs such as security standards, a vendor risk management program, a vulnerability management policy and disaster recovery and business continuity plans; and (vi) insurance coverage dedicated to losses resulting from cybersecurity incidents.
Cybersecurity risk management is integrated into the Company’s overall enterprise risk management (ERM) process. For example, (i) enterprise risk management-level cybersecurity risks are reviewed at least annually by our information technology security team; (ii) internal and external penetration tests are performed to identify any vulnerabilities and findings are risk ranked based on potential likelihood and impact; and (iii) members of Cybersecurity Management report on cybersecurity risk management and related matters to the board of directors and the audit committee, as part of their ongoing evaluation and oversight of overall enterprise risk.

Third-party service providers play a key role in our cybersecurity program. We use third-party service providers to assist us in identifying, assessing and monitoring material risks from cybersecurity threats, including through penetration testing, provision of threat intelligence and monitoring our environment 24 hours a day and seven days a week. We have currently engaged with professional services firms, including legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, dark web monitoring firms and cyber insurance brokers and providers. We report key findings of such assessments to our board of directors and the audit committee and we adjust our cybersecurity policies, standards, processes and practices as necessary based in part on information provided by these assessments and engagements.
We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies and supply chain resources. We maintain a risk-based approach to identifying and overseeing cybersecurity risks and vulnerabilities presented by our engagement of third parties, including key vendors, service providers and other external users of our information systems, as well as the information systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue and the identity of the provider, our vendor risk management program may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider. Our vendor risk management program may entail: (i) vendor risk assessments; (ii) security questionnaires; (iii) vendor audits; (iv) vulnerability scans relating to vendors; (v) security assessment calls with the vendor’s security personnel and our review of the vendor’s written security program, security assessments and other reports; (vi) provision from the vendor of a System and Organization Controls (SOC) 1 or SOC 2 report to evidence cybersecurity preparedness; and (vii) the imposition of contractual obligations on the vendor.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including under the caption “We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.”
Governance
Our cybersecurity risk assessment and management processes are implemented and maintained by members of our Cybersecurity Management, including our CISO, CTO and our Head of IT Infrastructure.
•Our CISO oversees the information security group and program within our IT department and holds a Bachelor of Arts degree in computer science. Our CISO has served in various roles in information technology for over 24 years within the financial services industry, including previously serving as Head of Information Security and Enterprise Infrastructure, Head of IT Audit and Chief Information Security Officer at other companies, and holds the Certified Information Systems Auditor (CISA) and Certified in Risk and Information Systems Control (CRISC) certifications and is registered with FINRA for the Series 99.
•Our CTO oversees our IT department and holds a PhD in computer science, an MBA and Postgraduate Diploma in physics. Our CTO has served in various roles in information technology for over 28 years, including senior leadership roles for the investment banking division of a financial services company.
•Our Head of IT Infrastructure oversees the infrastructure and service desk departments within our IT department and holds a Bachelor of Business Administration degree in finance and computer information systems. Our Head of IT Infrastructure has served in various roles in information technology for over 20 years.
Members of our Cybersecurity Management, including our CISO and our CTO, are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and communicating key priorities to relevant personnel. Members of our Cybersecurity Management, including our CISO and our CTO, are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan is a key component of our cybersecurity program. The response plan is designed to report certain cybersecurity incidents to members of Cybersecurity Management, who then work with the Company’s incident response team to help the Company control, mitigate and remediate cybersecurity incidents of which they are notified. In addition, the response plan includes prompt reporting to the board of directors (or audit committee) of certain cybersecurity incidents and of the company’s materiality and disclosure determinations relating thereto.
The audit committee and board of directors actively participate in discussions regarding cybersecurity risk exposures and steps taken by management to monitor and mitigate such risks, further to their responsibility to manage, oversee and remain informed about the most significant risks to Company and align our risk exposure with our strategic and business objectives. At least annually, the audit committee reviews with our CTO the Company’s cybersecurity program, including the robustness and efficacy of the Company’s overall cybersecurity program, steps taken to enhance defenses and security measures in place and our established plans to identify, detect and respond to threats we may encounter. The audit committee also annually reviews and discusses with management the ERM process and annual risk assessment, as well as the Company’s cyber insurance coverage and annual SOC-1 report provided by an independent services firm. More frequently, the audit committee and board of directors receive reports and communications from our CTO and our Chief Operating Officer regarding material risks and specific developments related to the changing cybersecurity landscape and the Company’s operating, technology and control environment. Such reports may cover topics such as: recent investments made in our cyber infrastructure; the undertaking of new technology projects and initiatives; vulnerability assessments and key findings from external cyber experts retained by the Company; the impact of new cybersecurity-related rules and regulations; changes in the threat environment including new and emergent risks; and evolving information security standards and market practices including with respect to peers and third parties.
Item 2. Properties
Our principal executive office is located in leased office space at 1166 Avenue of the Americas, New York, New York. In addition, we have leased office space in London, Dublin, Hong Kong, Tokyo and Singapore.
Item 3. Legal Proceedings
For information regarding our legal proceedings, see Note 14, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS”. As of February 16, 2024, there were 50 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners.
Payment of any dividends to our common stockholders is subject to the approval of our board of directors. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our financial results and condition, cash flows and liquidity, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors deemed relevant. On February 22, 2024, we declared a quarterly cash dividend on our common stock in the amount of $0.59 per share. This dividend will be payable on March 14, 2024 to stockholders of record at the close of business on March 4, 2024.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2023	—	$—	—	—
November 1 through November 30, 2023	14,963	$56.79	—	—
December 1 through December 31, 2023	111	$73.87	—	—
Total	15,074	$56.92	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.
Recent Sales of Unregistered Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which reflect management’s current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in Item 1A. Risk Factors of this Annual Report on Form 10-K. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Cohen & Steers, Inc. (CNS), a Delaware corporation formed in 2004, and its subsidiaries are collectively referred to as the Company, we, us or our.
Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Our primary investment strategies include U.S. real estate, preferred securities, including low duration preferred securities, private real estate solutions, global/international real estate, global listed infrastructure, real assets multi-strategy, as well as global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts and subadvised portfolios.
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
A majority of our revenue, 93.8%, 93.4% and 93.1% for the years ended December 31, 2023, 2022 and 2021, respectively, was derived from investment advisory and administration fees for providing asset management services to institutional accounts as well as open-end funds and closed-end funds sponsored by the Company.
Macroeconomic Environment
Our financial results declined when compared with 2022 primarily due to depreciation in market values of the portfolios we manage. The depreciation resulted, in part, from elevated interest rates that continued through 2023, primarily impacting the market values of real estate and preferred securities portfolios.

Assets Under Management
By Investment Vehicle
(in millions)

	Years Ended December 31,
	2023	2022	2021
Open-end Funds
Assets under management, beginning of period	$36,903	$50,911	$35,160
Inflows	11,937	17,939	19,542
Outflows	(13,614)	(19,713)	(10,765)
Net inflows (outflows)	(1,677)	(1,774)	8,777
Market appreciation (depreciation)	3,231	(10,282)	8,936
Distributions	(1,265)	(1,952)	(1,936)
Transfers	(160)	—	(26)
Total increase (decrease)	129	(14,008)	15,751
Assets under management, end of period	$37,032	$36,903	$50,911
Percentage of total assets under management	44.5%	45.9%	47.7%
Average assets under management	$36,159	$43,202	$42,991

Institutional Accounts
Assets under management, beginning of period	$32,373	$42,727	$33,255
Inflows	2,985	5,915	6,152
Outflows	(3,225)	(6,357)	(5,563)
Net inflows (outflows)	(240)	(442)	589
Market appreciation (depreciation)	3,626	(8,927)	10,041
Distributions	(891)	(985)	(1,184)
Transfers	160	—	26
Total increase (decrease)	2,655	(10,354)	9,472
Assets under management, end of period	$35,028	$32,373	$42,727
Percentage of total assets under management	42.1%	40.3%	40.1%
Average assets under management	$32,878	$36,383	$38,906

Closed-end Funds
Assets under management, beginning of period	$11,149	$12,991	$11,493
Inflows	17	575	206
Outflows	(91)	—	(119)
Net inflows (outflows)	(74)	575	87
Market appreciation (depreciation)	617	(1,722)	2,033
Distributions	(616)	(695)	(622)
Total increase (decrease)	(73)	(1,842)	1,498
Assets under management, end of period	$11,076	$11,149	$12,991
Percentage of total assets under management	13.3%	13.9%	12.2%
Average assets under management	$10,854	$12,039	$12,317

Total
Assets under management, beginning of period	$80,425	$106,629	$79,908
Inflows	14,939	24,429	25,900
Outflows	(16,930)	(26,070)	(16,447)
Net inflows (outflows)	(1,991)	(1,641)	9,453
Market appreciation (depreciation)	7,474	(20,931)	21,010
Distributions	(2,772)	(3,632)	(3,742)
Total increase (decrease)	2,711	(26,204)	26,721
Assets under management, end of period	$83,136	$80,425	$106,629
Average assets under management	$79,891	$91,624	$94,214

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Years Ended December 31,
	2023	2022	2021
Advisory
Assets under management, beginning of period	$18,631	$24,599	$17,628
Inflows	1,407	3,672	4,891
Outflows	(1,860)	(4,734)	(2,945)
Net inflows (outflows)	(453)	(1,062)	1,946
Market appreciation (depreciation)	1,926	(4,906)	4,999
Transfers	160	—	26
Total increase (decrease)	1,633	(5,968)	6,971
Assets under management, end of period	$20,264	$18,631	$24,599
Percentage of institutional assets under management	57.9%	57.6%	57.6%
Average assets under management	$18,798	$21,233	$22,092

Japan Subadvisory
Assets under management, beginning of period	$8,376	$11,329	$9,720
Inflows	823	988	305
Outflows	(474)	(436)	(1,075)
Net inflows (outflows)	349	552	(770)
Market appreciation (depreciation)	1,192	(2,520)	3,563
Distributions	(891)	(985)	(1,184)
Total increase (decrease)	650	(2,953)	1,609
Assets under management, end of period	$9,026	$8,376	$11,329
Percentage of institutional assets under management	25.8%	25.9%	26.5%
Average assets under management	$8,633	$9,302	$10,335

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,366	$6,799	$5,907
Inflows	755	1,255	956
Outflows	(891)	(1,187)	(1,543)
Net inflows (outflows)	(136)	68	(587)
Market appreciation (depreciation)	508	(1,501)	1,479
Total increase (decrease)	372	(1,433)	892
Assets under management, end of period	$5,738	$5,366	$6,799
Percentage of institutional assets under management	16.4%	16.6%	15.9%
Average assets under management	$5,447	$5,848	$6,479

Total Institutional Accounts
Assets under management, beginning of period	$32,373	$42,727	$33,255
Inflows	2,985	5,915	6,152
Outflows	(3,225)	(6,357)	(5,563)
Net inflows (outflows)	(240)	(442)	589
Market appreciation (depreciation)	3,626	(8,927)	10,041
Distributions	(891)	(985)	(1,184)
Transfers	160	—	26
Total increase (decrease)	2,655	(10,354)	9,472
Assets under management, end of period	$35,028	$32,373	$42,727
Average assets under management	$32,878	$36,383	$38,906

Assets Under Management
By Investment Strategy
(in millions)

	Years Ended December 31,
	2023	2022	2021
U.S. Real Estate
Assets under management, beginning of period	$35,108	$49,915	$32,827
Inflows	7,077	10,572	11,538
Outflows	(6,521)	(10,869)	(6,499)
Net inflows (outflows)	556	(297)	5,039
Market appreciation (depreciation)	4,495	(12,097)	14,417
Distributions	(1,679)	(2,406)	(2,294)
Transfers	70	(7)	(74)
Total increase (decrease)	3,442	(14,807)	17,088
Assets under management, end of period	$38,550	$35,108	$49,915
Percentage of total assets under management	46.4%	43.7%	46.8%
Average assets under management	$36,034	$41,627	$41,315

Preferred Securities
Assets under management, beginning of period	$19,767	$26,987	$23,185
Inflows	4,997	7,059	8,802
Outflows	(6,890)	(10,212)	(5,053)
Net inflows (outflows)	(1,893)	(3,153)	3,749
Market appreciation (depreciation)	1,029	(3,240)	964
Distributions	(739)	(834)	(985)
Transfers	—	7	74
Total increase (decrease)	(1,603)	(7,220)	3,802
Assets under management, end of period	$18,164	$19,767	$26,987
Percentage of total assets under management	21.8%	24.6%	25.3%
Average assets under management	$18,439	$22,638	$25,262

Global/International Real Estate
Assets under management, beginning of period	$14,782	$19,380	$15,214
Inflows	1,529	3,848	3,263
Outflows	(1,975)	(3,289)	(2,833)
Net inflows (outflows)	(446)	559	430
Market appreciation (depreciation)	1,616	(5,039)	3,933
Distributions	(93)	(118)	(197)
Transfers	(70)	—	—
Total increase (decrease)	1,007	(4,598)	4,166
Assets under management, end of period	$15,789	$14,782	$19,380
Percentage of total assets under management	19.0%	18.4%	18.2%
Average assets under management	$14,899	$16,692	$17,688

Assets Under Management
By Investment Strategy - continued
(in millions)

	Years Ended December 31,
	2023	2022	2021
Global Listed Infrastructure
Assets under management, beginning of period	$8,596	$8,763	$6,729
Inflows	487	1,566	1,751
Outflows	(725)	(1,112)	(765)
Net inflows (outflows)	(238)	454	986
Market appreciation (depreciation)	204	(405)	1,256
Distributions	(206)	(216)	(208)
Total increase (decrease)	(240)	(167)	2,034
Assets under management, end of period	$8,356	$8,596	$8,763
Percentage of total assets under management	10.1%	10.7%	8.2%
Average assets under management	$8,291	$8,700	$7,970

Other
Assets under management, beginning of period	$2,172	$1,584	$1,953
Inflows	849	1,384	546
Outflows	(819)	(588)	(1,297)
Net inflows (outflows)	30	796	(751)
Market appreciation (depreciation)	130	(150)	440
Distributions	(55)	(58)	(58)
Total increase (decrease)	105	588	(369)
Assets under management, end of period	$2,277	$2,172	$1,584
Percentage of total assets under management	2.7%	2.7%	1.5%
Average assets under management	$2,228	$1,967	$1,979

Total
Assets under management, beginning of period	$80,425	$106,629	$79,908
Inflows	14,939	24,429	25,900
Outflows	(16,930)	(26,070)	(16,447)
Net inflows (outflows)	(1,991)	(1,641)	9,453
Market appreciation (depreciation)	7,474	(20,931)	21,010
Distributions	(2,772)	(3,632)	(3,742)
Total increase (decrease)	2,711	(26,204)	26,721
Assets under management, end of period	$83,136	$80,425	$106,629
Average assets under management	$79,891	$91,624	$94,214

Investment Performance as of December 31, 2023

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
(2)    © 2024 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at December 31, 2023. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Changes in Assets Under Management - 2023 Compared with 2022
Assets under management at December 31, 2023 increased 3.4% to $83.1 billion from $80.4 billion at December 31, 2022. The increase was due to market appreciation of $7.5 billion, partially offset by net outflows of $2.0 billion and distributions of $2.8 billion. Net outflows included $1.9 billion from preferred securities. Market appreciation included $4.5 billion from U.S. real estate, $1.6 billion from global/international real estate and $1.0 billion from preferred securities. Distributions included $1.7 billion from U.S. real estate and $739 million from preferred securities. Our overall organic decay rate was (2.5%) for the year ended December 31, 2023. The organic growth/decay rate represents the ratio of net flows for the year to the beginning assets under management.

Open-end funds
Assets under management in open-end funds at December 31, 2023, which represented 44.5% of total assets under management, increased 0.3% to $37.0 billion from $36.9 billion at December 31, 2022. The increase was due to market appreciation of $3.2 billion, partially offset by net outflows of $1.7 billion and distributions of $1.3 billion. Net outflows included $1.4 billion from preferred securities. Market appreciation included $2.4 billion from U.S. real estate and $547 million from preferred securities. Distributions included $608 million from U.S. real estate and $538 million from preferred securities. Of these distributions, $977 million was reinvested and included in net flows. Our organic decay rate for open-end funds was (4.5%) for the year ended December 31, 2023.
Institutional accounts
Assets under management in institutional accounts at December 31, 2023, which represented 42.1% of total assets under management, increased 8.2% to $35.0 billion from $32.4 billion at December 31, 2022. The increase was due to market appreciation of $3.6 billion, partially offset by net outflows of $240 million and distributions of $891 million. Net outflows included $435 million from preferred securities, $375 million from global/international real estate and $124 million from global listed infrastructure, partially offset by net inflows of $680 million into U.S. real estate. Market appreciation included $1.8 billion from U.S. real estate and $1.4 billion from global/international real estate. Distributions included $864 million from U.S. real estate. Our organic decay rate for institutional accounts was (0.7%) for the year ended December 31, 2023.
Assets under management in advisory accounts at December 31, 2023, which represented 57.9% of institutional assets under management, increased 8.8% to $20.3 billion from $18.6 billion at December 31, 2022. The increase was due to market appreciation of $1.9 billion, partially offset by net outflows of $453 million. Net outflows included $428 million from preferred securities. Market appreciation included $811 million from global/international real estate, $716 million from U.S. real estate and $271 million from preferred securities. Our organic decay rate for advisory accounts was (2.4%) for the year ended December 31, 2023.
Assets under management in Japan subadvisory accounts at December 31, 2023, which represented 25.8% of institutional assets under management, increased 7.8% to $9.0 billion from $8.4 billion at December 31, 2022. The increase was due to net inflows of $349 million and market appreciation of $1.2 billion, partially offset by distributions of $891 million. Net inflows included $428 million into U.S. real estate, partially offset by net outflows of $67 million from global/international real estate. Market appreciation included $912 million from U.S. real estate and $267 million from global/international real estate. Distributions included $864 million from U.S. real estate. Our organic growth rate for Japan subadvisory accounts was 4.2% for the year ended December 31, 2023.
Assets under management in subadvisory accounts excluding Japan at December 31, 2023, which represented 16.4% of institutional assets under management, increased 6.9% to $5.7 billion from $5.4 billion at December 31, 2022. The increase was due to market appreciation of $508 million, partially offset by net outflows of $136 million. Net outflows included $376 million from global/international real estate, partially offset by net inflows of $169 million into U.S. real estate and $91 million into real assets multi-strategy (included in "Other" in the Assets under Management - By Investment Strategy table). Market appreciation included $298 million from global/international real estate and $157 million from U.S. real estate. Our organic decay rate for subadvisory accounts excluding Japan was (2.5%) for the year ended December 31, 2023.
Closed-end funds
Assets under management in closed-end funds at December 31, 2023, which represented 13.3% of total assets under management, were $11.1 billion at both December 31, 2023 and December 31, 2022. Assets under management in closed-end funds included net outflows of $74 million and distributions of $616 million, partially offset by market appreciation of $617 million. Our organic decay rate for closed-end funds was (0.7%) for the year ended December 31, 2023.
Changes in Assets Under Management - 2022 Compared with 2021
Assets under management at December 31, 2022 decreased 24.6% to $80.4 billion from $106.6 billion at December 31, 2021. The decrease was due to net outflows of $1.6 billion, market depreciation of $20.9 billion and distributions of $3.6 billion. Net outflows included $3.2 billion from preferred securities, partially offset by net inflows of $748 million into real assets multi-strategy (included in "Other" in the Assets under Management - By Investment Strategy table), $559 million into global/international real estate and $454 million into global listed infrastructure. Market depreciation included $12.1 billion from U.S. real estate, $5.0 billion from global/international real estate and $3.2 billion from preferred securities. Distributions included $2.4 billion from U.S. real estate and $834 million from preferred securities. Our overall organic decay rate was (1.5%) for the year ended December 31, 2022.
Open-end funds
Assets under management in open-end funds at December 31, 2022, which represented 45.9% of total assets under management, decreased 27.5% to $36.9 billion from $50.9 billion at December 31, 2021. The decrease was due to net outflows of $1.8 billion, market depreciation of $10.3 billion and distributions of $2.0 billion. Net outflows included $3.1 billion from preferred securities, partially offset by net inflows of $733 million into real assets multi-strategy (included in "Other" in the Assets under Management - By Investment Strategy table), $248 million into global/international real estate and $184 million into global listed infrastructure. Market depreciation included $7.1 billion from U.S. real estate and $2.2 billion from preferred securities. Distributions included $1.2 billion from U.S. real estate and $611 million from preferred securities. Of these distributions, $1.6 billion was reinvested and included in net flows. Our organic decay rate for open-end funds was (3.5%) for the year ended December 31, 2022.
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
Closed-end funds
Assets under management in closed-end funds at December 31, 2022, which represented 13.9% of total assets under management, decreased 14.2% to $11.1 billion from $13.0 billion at December 31, 2021. The decrease was due to market depreciation of $1.7 billion and distributions of $695 million, partially offset by net inflows of $575 million. Inflows of $482 million, which included leverage, were attributable to the Company's offering of the Cohen & Steers Real Estate
Opportunities and Income Fund (RLTY). Our organic growth rate for closed-end funds was 4.4% for the year ended December 31, 2022.

Summary of Operating Results

(in thousands, except percentages and per share data)	Years Ended December 31,
	2023	2022	2021
U.S. GAAP
Revenue	$489,637	$566,906	$583,832
Expenses	$325,160	$350,968	$323,460
Operating income	$164,477	$215,938	$260,372
Non-operating income (loss) (1)	$15,774	$(19,041)	$21,572
Net income attributable to common stockholders	$129,049	$171,042	$211,396
Diluted earnings per share	$2.60	$3.47	$4.31
Operating margin	33.6%	38.1%	44.6%

As Adjusted (2)
Net income attributable to common stockholders	$140,511	$182,251	$197,947
Diluted earnings per share	$2.84	$3.70	$4.03
Operating margin	36.2%	43.0%	46.0%
_________________________
(1)Included amounts attributable to third-party interests in consolidated investment vehicles. Refer to non-operating income (loss) tables on pages 32 and 34 for additional detail.
(2)Refer to pages 35-37 for reconciliations of U.S. GAAP to as adjusted results.
2023 Compared with 2022
Revenue

(in thousands)	Years Ended December 31,
	2023	2022	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$239,501	$288,577	$(49,076)	(17.0)%
Institutional accounts	123,565	134,012	$(10,447)	(7.8)%
Closed-end funds	96,345	106,722	$(10,377)	(9.7)%
Total	459,411	529,311	$(69,900)	(13.2)%
Distribution and service fees	28,200	35,093	$(6,893)	(19.6)%
Other	2,026	2,502	$(476)	(19.0)%
Total revenue	$489,637	$566,906	$(77,269)	(13.6)%
Investment advisory and administration fees decreased from the year ended December 31, 2022, primarily due to lower average assets under management across all three types of investment vehicles, partially offset by higher performance fees from certain institutional accounts.
Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annual effective fee rate of 66.2 bps and 66.8 bps for the years ended December 31, 2023 and 2022, respectively.
Total investment advisory revenue from institutional accounts compared with average assets under management implied an annual effective fee rate of 37.6 bps and 36.8 bps for the years ended December 31, 2023 and 2022, respectively. The increase in the implied annual effective fee rate was primarily due to higher performance fees of $2.5 million for the year ended December 31, 2023 versus $636,000 for the year ended December 31, 2022. Excluding the performance fees, the implied annual effective fee rate would have been 36.8 bps and 36.7 bps for the years ended December 31, 2023 and 2022, respectively.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annual effective fee rate of 88.8 bps and 88.6 bps for the years ended December 31, 2023 and 2022, respectively.
Distribution and service fees for the year ended December 31, 2023 decreased primarily due to lower average assets under management in U.S. open-end funds.

Expenses

(in thousands)	Years Ended December 31,
	2023	2022	$ Change	% Change
Employee compensation and benefits	$200,181	$208,831	$(8,650)	(4.1)%
Distribution and service fees	54,170	82,928	$(28,758)	(34.7)%
General and administrative	66,704	54,826	$11,878	21.7%
Depreciation and amortization	4,105	4,383	$(278)	(6.3)%
Total expenses	$325,160	$350,968	$(25,808)	(7.4)%
Employee compensation and benefits decreased from the year ended December 31, 2022, primarily due to lower incentive compensation of $11.1 million and a decrease in amortization of restricted stock units of $5.5 million, partially offset by higher salaries of $6.9 million and an increase in severance of $1.4 million.
Distribution and service fee expenses decreased by $28.8 million from the year ended December 31, 2022, which included $14.2 million of costs associated with the offering of RLTY. The remainder of the decrease was primarily due to lower average assets under management in U.S. open-end funds.
General and administrative expenses increased from the year ended December 31, 2022, primarily due to incremental lease costs of $10.6 million related to the Company's new headquarters.
Operating margin for the year ended December 31, 2023 decreased to 33.6% from 38.1% for the year ended December 31, 2022. The operating margin for the year ended 2022 included costs associated with the offering of RLTY. Excluding those costs, the operating margin would have been 40.8%. The 720 basis point decrease in operating margin from December 31, 2022 was primarily due to higher employee compensation and benefits relative to revenue as well as an increase in general and administrative expenses relative to revenue. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Year Ended December 31, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$3,622	$3,547	$7,449		$14,618
Gain (loss) from investments—net	4,915	1,246	(1,870)	(1)	4,291
Foreign currency gain (loss)—net	(556)	(22)	(2,557)	(2)	(3,135)
Total non-operating income (loss)	7,981	4,771	3,022		15,774
Net (income) loss attributable to noncontrolling interests	(7,560)	—	—		(7,560)
Non-operating income (loss) attributable to the Company	$421	$4,771	$3,022		$8,214
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

(in thousands)	Year Ended December 31, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$3,718	$1,355	$1,745		$6,818
Gain (loss) from investments—net	(26,480)	(2,345)	3,719	(1)	(25,106)
Foreign currency gain (loss)—net	(3,765)	(14)	3,026	(2)	(753)
Total non-operating income (loss)	(26,527)	(1,004)	8,490		(19,041)
Net (income) loss attributable to noncontrolling interests	21,556	—	—		21,556
Non-operating income (loss) attributable to the Company	$(4,971)	$(1,004)	$8,490		$2,515
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

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Years Ended December 31,
	2023	2022
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.2	3.3
Non-deductible executive compensation	1.9	3.0
Excess tax benefits related to the vesting and delivery of restricted stock units	(1.2)	(2.7)
Unrecognized tax benefit adjustments	—	(3.3)
Other	0.4	0.4
Effective income tax rate	25.3%	21.7%
2022 Compared with 2021
Revenue

(in thousands)	Years Ended December 31,
	2022	2021	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$288,577	$288,359	$218	0.1%
Institutional accounts	134,012	146,345	$(12,333)	(8.4)%
Closed-end funds	106,722	108,840	$(2,118)	(1.9)%
Total	529,311	543,544	$(14,233)	(2.6)%
Distribution and service fees	35,093	37,630	$(2,537)	(6.7)%
Other	2,502	2,658	$(156)	(5.9)%
Total revenue	$566,906	$583,832	$(16,926)	(2.9)%
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
Total investment advisory revenue from institutional accounts compared with average assets under management implied an annual effective fee rate of 36.8 bps and 37.6 bps for the years ended December 31, 2022 and 2021, respectively. The decrease in the implied annual effective fee rate was primarily due to lower performance fees of $636,000 for the year ended December 31, 2022 versus $5.6 million for the year ended December 31, 2021. Excluding the performance fees, the implied annual effective fee rate would have been 36.7 bps and 36.2 bps for the years ended December 31, 2022 and 2021, respectively.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annual effective fee rate of 88.6 bps and 88.4 bps for the years ended December 31, 2022 and 2021, respectively.
Distribution and service fees for the year ended December 31, 2022 decreased primarily due to lower average assets under management in U.S. open-end funds.

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
Distribution and service fee expenses increased from the year ended December 31, 2021, primarily due to costs of $14.2 million associated with the offering of RLTY in 2022, partially offset by a shift in the composition of assets under management into lower cost share classes.
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
Non-operating Income (Loss)

(in thousands)	Year Ended December 31, 2022
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$3,718	$1,355	$1,745		$6,818
Gain (loss) from investments—net	(26,480)	(2,345)	3,719	(1)	(25,106)
Foreign currency gain (loss)—net	(3,765)	(14)	3,026	(2)	(753)
Total non-operating income (loss)	(26,527)	(1,004)	8,490		(19,041)
Net (income) loss attributable to noncontrolling interests	21,556	—	—		21,556
Non-operating income (loss) attributable to the Company	$(4,971)	$(1,004)	$8,490		$2,515
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

(in thousands)	Year Ended December 31, 2021
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$2,166	$652	$59		$2,877
Gain (loss) from investments—net	20,072	6,130	(7,418)	(1)	18,784
Foreign currency gain (loss)—net	331	(1)	(419)	(2)	(89)
Total non-operating income (loss)	22,569	6,781	(7,778)		21,572
Net (income) loss attributable to noncontrolling interests	(14,758)	—	—		(14,758)
Non-operating income (loss) attributable to the Company	$7,811	$6,781	$(7,778)		$6,814
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
Reconciliations of U.S. GAAP to As Adjusted Financial Results
Management believes that use of the following as adjusted (non-GAAP) financial results provides greater transparency into the Company’s operating performance. In addition, these as adjusted financial results are used to prepare the Company's internal management reports, which are used in evaluating its business.
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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net income attributable to common stockholders, U.S. GAAP	$129,049	$171,042	$211,396
Seed investments—net (1)	2,252	4,317	(5,870)
Accelerated vesting of restricted stock units	1,318	10,260	7,197
Lease transition and other costs - 280 Park Avenue (2)	9,721	776	—
Closed-end fund offering costs (3)	—	15,239	—
Foreign currency exchange (gains) losses—net (4)	2,371	(4,741)	(475)
Tax adjustments—net (5)	(4,200)	(14,642)	(14,301)
Net income attributable to common stockholders, as adjusted	$140,511	$182,251	$197,947

Diluted weighted average shares outstanding	49,553	49,297	49,090
Diluted earnings per share, U.S. GAAP	$2.60	$3.47	$4.31
Seed investments—net (1)	0.05	0.09	(0.12)
Accelerated vesting of restricted stock units	0.03	0.21	0.15
Lease transition and other costs - 280 Park Avenue (2)	0.20	0.02	—
Closed-end fund offering costs (3)	—	0.31	—
Foreign currency exchange (gains) losses—net (4)	0.05	(0.10)	(0.01)
Tax adjustments—net (5)	(0.09)	(0.30)	(0.30)
Diluted earnings per share, as adjusted	$2.84	$3.70	$4.03
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles and other seed investments from the Company's financial results. In accordance with the Company’s revised methodology, interest and dividends from seed investments were not included in the adjustment for the year ended December 31, 2023.
(2)Represents adjustment to remove the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024. From a GAAP perspective, the Company recognized lease expense on both its prior and current headquarters as a result of overlapping lease terms.

(3)Represents costs associated with the offering of RLTY. Costs are summarized in the following table:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Employee compensation and benefits	$—	$357	$—
Distribution and service fees	—	14,224	—
General and administrative	—	658	—
Closed-end fund offering costs	$—	$15,239	$—
(4)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(5)Tax adjustments are summarized in the following table:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Exclusion of tax effects associated with items noted above	$(3,085)	$(3,522)	$(2,262)
Exclusion of discrete tax items	(1,115)	(11,120)	(12,039)
Total tax adjustments	$(4,200)	$(14,642)	$(14,301)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Revenue, U.S. GAAP	$489,637	$566,906	$583,832
Seed investments—net (1)	(466)	790	411
Revenue, as adjusted	$489,171	$567,696	$584,243

Expenses, U.S. GAAP	$325,160	350,968	$323,460
Seed investments (1)	(2,021)	(838)	(819)
Accelerated vesting of restricted stock units	(1,318)	(10,260)	(7,197)
Lease transition and other costs - 280 Park Avenue (2)	(9,721)	(776)	—
Closed-end fund offering costs (3)	—	(15,239)	—
Expenses, as adjusted	$312,100	$323,855	$315,444

Operating income, U.S. GAAP	$164,477	$215,938	$260,372
Seed investments (1)	1,555	1,628	1,230
Accelerated vesting of restricted stock units	1,318	10,260	7,197
Lease transition and other costs - 280 Park Avenue (2)	9,721	776	—
Closed-end fund offering costs (3)	—	15,239	—
Operating income, as adjusted	$177,071	$243,841	$268,799

Operating margin, U.S. GAAP	33.6%	38.1%	44.6%
Operating margin, as adjusted	36.2%	43.0%	46.0%
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles from the Company's financial results.
(2)Represents adjustment to remove the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024. From a GAAP perspective, the Company recognized lease expense on both its prior and current headquarters as a result of overlapping lease terms.
(3)Represents costs associated with the offering of RLTY. Costs are summarized in the following table:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Employee compensation and benefits	$—	$357	$—
Distribution and service fees	—	14,224	—
General and administrative	—	658	—
Closed-end fund offering costs	$—	$15,239	$—

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Years Ended December 31,
(in thousands)	2023	2022	2021
Non-operating income (loss), U.S. GAAP	$15,774	$(19,041)	$21,572
Seed investments—net (1)	(6,863)	24,245	(21,858)
Foreign currency exchange (gains) losses—net (2)	2,371	(4,741)	(475)
Non-operating income (loss), as adjusted	$11,282	$463	$(761)
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles and other seed investments from the Company's financial results. In accordance with the Company’s revised methodology, interest and dividends from seed investments were not included in the adjustment for the year ended December 31, 2023.
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
The table below summarizes net liquid assets:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$187,442	$247,418
U.S. Treasury securities	59,942	—
Liquid seed investments—net	71,375	67,987
Other current assets	73,360	70,716
Current liabilities	(106,603)	(114,522)
Net liquid assets	$285,516	$271,599
Cash and cash equivalents
Cash and cash equivalents are on deposit with major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash.
U.S. Treasury securities
U.S. Treasury securities, recorded at fair value, are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments, recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments include corporate securities held directly for the purpose of establishing performance track records and the Company's economic interest in consolidated investment vehicles which are presented net of noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At December 31, 2023, receivables from institutional accounts comprised 47.7% of other current assets, while receivables from open-end and closed-end funds, together, comprised 45.5% of other current assets. We perform a review of our receivables on an ongoing basis in order to assess collectability and, based on our analysis at December 31, 2023, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12-months, certain income taxes payable and other liabilities and accrued expenses.
Future liquidity needs
Our business has become more capital intensive. Potential uses of capital range from, among other things, funding the upfront costs associated with closed-end fund launches and rights offerings, seeding new strategies and vehicles, co-investing in private real estate vehicles and making various one-time investments to grow our firm infrastructure as our business scales. In order to provide us with the financial flexibility to pursue these opportunities, on January 20, 2023, we entered into a Credit Agreement providing for a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026.

Borrowings under the Credit Agreement, if any, will be used for working capital and other general corporate purposes. To date, we have not drawn on the Credit Agreement.
We have committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) of which $28.3 million remains unfunded. In addition, we have committed to invest up to $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) of which $124.8 million remained unfunded as of December 31, 2023. In January 2024, the Company funded an additional $23.6 million of its commitment to CNSREIT. There are contractual restrictions on redemption of our seed investments in REOF and CNSREIT.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flow Data:
Net cash provided by (used in) operating activities	$171,961	$61,680	$242,901
Net cash provided by (used in) investing activities	(114,776)	(2,857)	47,648
Net cash provided by (used in) financing activities	(119,052)	8,975	(145,426)
Net increase (decrease) in cash and cash equivalents	(61,867)	67,798	145,123
Effect of foreign exchange rate changes on cash and cash equivalents	2,756	(4,440)	(999)
Cash and cash equivalents, beginning of the period	248,714	185,356	41,232
Cash and cash equivalents, end of the period	$189,603	$248,714	$185,356
In 2023, cash and cash equivalents, excluding the effect of foreign exchange rate changes, decreased by $61.9 million when compared with 2022. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $172.0 million. Net cash used in investing activities was $114.8 million, which included net purchases of U.S. Treasury securities held for corporate purposes of $59.7 million and purchases of property and equipment of $57.0 million, primarily related to the build-out of our new corporate headquarters. Net cash used in financing activities was $119.1 million, including dividends paid to stockholders of $112.4 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $21.5 million, partially offset by net contributions from noncontrolling interests of $14.5 million.
In 2022, cash and cash equivalents, excluding the effect of foreign exchange rate changes, increased by $67.8 million when compared with 2021. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $61.7 million. Net cash used in investing activities was $2.9 million, which included purchases of property and equipment of $4.2 million, partially offset by net proceeds from sales and maturities of U.S. Treasury securities held for corporate purposes and securities held directly for the purpose of establishing performance track records of $1.0 million. Net cash provided by financing activities was $9.0 million, including net contributions from noncontrolling interests of $142.1 million, partially offset by dividends paid to stockholders of $107.4 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $26.8 million.
In 2021, cash and cash equivalents, excluding the effect of foreign exchange rate changes, increased by $145.1 million when compared with 2020. The year ended December 31, 2020 included costs associated with the offering of the Cohen & Steers Tax-Advantaged Preferred Securities and Income Fund and the Cohen & Steers Quality Income Realty Fund, Inc. rights offering. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $242.9 million. Net cash provided by investing activities was $47.6 million, which included $41.7 million of proceeds from sales and maturities of U.S. Treasury securities held for corporate purposes and net proceeds from sales of securities held directly for the purpose of establishing performance track records of $8.1 million. Net cash used in financing activities was $145.4 million, including dividends paid to stockholders of $147.6 million, which included a special dividend of $60.3 million paid on November 30, 2021, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $22.6 million, partially offset by net contributions from noncontrolling interests of $23.7 million.
Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at December 31, 2023:

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$11,872	$13,945	$14,640	$14,623	$14,436	$153,442	$222,958
Purchase obligations (1)	7,825	6,178	3,269	341	26	—	17,639
Other liability (2)	1,662	2,077	—	—	—	—	3,739
Total	$21,359	$22,200	$17,909	$14,964	$14,462	$153,442	$244,336
_________________________
(1)Represents contracts that are either noncancellable or cancellable with a penalty. Our obligations primarily reflect information technology equipment, software licenses and standard service contracts for market data.
(2)Consists of the transition tax liability based on the cumulative undistributed earnings and profits of our foreign subsidiaries in connection with the enactment of the Tax Cuts and Jobs Act in 2017. See Note 15, Income Taxes, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of December 31, 2023, we had funded $21.7 million of this commitment. In addition, we have committed to invest up to $125.0 million in CNSREIT. As of December 31, 2023, we had funded $0.2 million of this commitment. In January 2024, the Company funded an additional $23.6 million of its commitment to CNSREIT. The timing for funding the remaining portion of our commitments is uncertain.
Dividends
    Subject to the approval of our board of directors, we anticipate paying dividends. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our results of operations and financial condition, cash flows and liquidity, contractual, legal and regulatory restrictions on the payment of dividends, if any, by us and our subsidiaries and such other factors deemed relevant.
On February 22, 2024, we declared a quarterly dividend on our common stock in the amount of $0.59 per share. This dividend will be payable on March 14, 2024 to stockholders of record at the close of business on March 4, 2024.
Contingencies
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2023, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $2.5 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 15, Income Taxes, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
Net Capital Requirements
Several of our subsidiaries are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2023, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement. See Note 12, Regulatory Requirements, in the notes to the consolidated financial statements included in Part IV, Item 15.
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
Income Taxes
We operate globally through our subsidiaries and therefore must allocate our income, expenses, and earnings taking into account various laws and regulations. Our tax provision represents an estimate of the total liability that we have incurred as a result of our global operations. The determination of our annual provision is subject to judgments and estimates and the actual results included in our annual tax returns may vary from the amounts reported in our consolidated financial statements. Accordingly, we recognize additions to, or reductions from, income tax expense as our estimated liabilities are revised and actual tax returns and audits, if any, are settled. Such adjustments are recognized in the quarterly period in which they are determined.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and other general economic conditions including inflation, which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations, our revenue and the value of our seed investments may change.
The economic environment may also preclude us from increasing the assets we manage in closed-end funds. The market conditions for these offerings may not be favorable in the future, which could adversely impact our ability to grow the assets we manage. Depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain the funds’ target leverage ratios, thereby increasing or decreasing the assets we manage.
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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of December 31, 2023 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$71,375	$(37,933)	$33,442	$36,786	$30,098
Illiquid seed investments—net	$16,749	$—	$16,749	$18,424	$15,074

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
Item 9A. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting is located on page F-2 of this Annual Report on Form 10-K and Deloitte & Touche LLP’s report on the effectiveness of our internal control over financial reporting begins on page F-3.
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
Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1	Financial Statements Included herein at pages F-1 through F-30.
	2	Financial Data Schedules All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.
	3	Exhibits
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Amended and Restated By-laws of the Company (9)
4.1	—	Specimen Common Stock Certificate (4)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
4.3	—	Description of the Registrant’s Securities (7)
10.1	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.2	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (5)
10.4	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (2)
10.5	—	Form of Global Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (filed herewith)*
10.6	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (3)
10.7	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (6)
10.8	—	Letter Agreement between the Company and Robert H. Steers* (8)
10.9	—
Credit Agreement, dated as of January 20, 2023, among Cohen & Steers, Inc., Bank of America, N.A., as administrative agent, sole lead arranger and sole bookrunner, State Street Bank and Trust Company, as syndication agent, and the other lending institutions from time to time party thereto (10)

10.10	—	Letter Agreement between the Company and Matthew S. Stadler (filed herewith)*
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	—	Cohen & Steers, Inc. Incentive Compensation Recoupment Policy (filed herewith)
101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 _________________________
(1)Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on March 30, 2004.
(2)Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2013.
(3)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(4)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2022.
(6)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(7)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
(8)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(9)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
(10)Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2023.
* Denotes management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHEN & STEERS, INC.

By:	/s/ Joseph M. Harvey
Joseph M. Harvey Chief Executive Officer, President and Director
                            February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Cohen
Martin Cohen	Chairman and Director	February 23, 2024

/s/ Robert H. Steers
Robert H. Steers	Executive Chairman and Director	February 23, 2024

/s/ Joseph M. Harvey
Joseph M. Harvey	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2024

/s/ Matthew S. Stadler
Matthew S. Stadler	Chief Financial Officer (Principal Financial Officer)	February 23, 2024

/s/ Elena Dulik
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024

/s/ Reena Aggarwal
Reena Aggarwal	Director	February 23, 2024

/s/ Frank T. Connor
Frank T. Connor	Director	February 23, 2024

/s/ Peter L. Rhein
Peter L. Rhein	Director	February 23, 2024

/s/ Richard P. Simon
Richard P. Simon	Director	February 23, 2024

/s/ Dasha Smith
Dasha Smith	Director	February 23, 2024

/s/ Edmond D. Villani
Edmond D. Villani	Director	February 23, 2024

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cohen & Steers, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value - Level 3 Investments - Refer to Notes 4 and 5 to the consolidated financial statements
Critical Audit Matter Description
Certain of the Company’s consolidated funds have Level 3 investments that are reported at fair value. The fair value of these investments is determined based on unobservable pricing assumptions (or "inputs"). These investments have limited observable market activity and the inputs used in the determination of fair value require significant management judgment or estimation.
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
•We tested the design, implementation, and operating effectiveness of controls over the determination of the inputs used to value these investments.
•With the assistance of our fair value specialists, we evaluated management’s valuation inputs, including their determination of the unobservable pricing inputs used to determine fair value. Our procedures included but were not limited to:
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

/s/    DELOITTE & TOUCHE LLP
New York, New York
February 23, 2024
We have served as the Company’s auditor since 2003.

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$187,442	$247,418
Investments ($159,931 and $134,929) (1)	258,970	172,955
Accounts receivable	68,889	66,676
Due from brokers ($13 and $38) (1)	4,677	2,080
Property and equipment—net	66,336	8,757
Operating lease right-of-use assets—net	103,302	136,430
Goodwill and intangible assets—net	19,395	19,049
Other assets ($644 and $576) (1)	27,543	20,014
Total assets	$736,554	$673,379

Liabilities:
Accrued compensation and benefits	$66,382	$77,764
Distribution and service fees payable	10,144	8,421
Operating lease liabilities	140,408	138,809
Income tax payable	5,115	7,750
Due to brokers ($119 and $11) (1)	201	835
Other liabilities and accrued expenses ($449 and $664) (1)	21,657	12,857
Total liabilities	243,907	246,436
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interests	106,463	85,335
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 55,788,720 and 55,051,975 shares issued at December 31, 2023 and 2022, respectively	558	551
Additional paid-in capital	818,269	769,373
Accumulated deficit	(158,186)	(171,417)
Accumulated other comprehensive loss	(7,708)	(10,784)
Treasury stock, at cost, 6,633,273 and 6,329,178 shares at December 31, 2023 and 2022, respectively	(271,705)	(250,169)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	381,228	337,554
Nonredeemable noncontrolling interests	4,956	4,054
Total stockholders’ equity	386,184	341,608
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$736,554	$673,379
_________________________
(1)    Amounts in parentheses represent the aggregate balances at December 31, 2023 and 2022 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Investment advisory and administration fees	$459,411	$529,311	$543,544
Distribution and service fees	28,200	35,093	37,630
Other	2,026	2,502	2,658
Total revenue	489,637	566,906	583,832
Expenses:
Employee compensation and benefits	200,181	208,831	195,443
Distribution and service fees	54,170	82,928	75,891
General and administrative	66,704	54,826	48,034
Depreciation and amortization	4,105	4,383	4,092
Total expenses	325,160	350,968	323,460
Operating income	164,477	215,938	260,372
Non-operating income (loss):
Interest and dividend income—net	14,618	6,818	2,877
Gain (loss) from investments—net	4,291	(25,106)	18,784
Foreign currency gain (loss)—net	(3,135)	(753)	(89)
Total non-operating income (loss)	15,774	(19,041)	21,572
Income before provision for income taxes	180,251	196,897	281,944
Provision for income taxes	43,642	47,411	55,790
Net income	136,609	149,486	226,154
Net (income) loss attributable to noncontrolling interests	(7,560)	21,556	(14,758)
Net income attributable to common stockholders	$129,049	$171,042	$211,396

Earnings per share attributable to common stockholders:
Basic	$2.62	$3.51	$4.38
Diluted	$2.60	$3.47	$4.31
Weighted average shares outstanding:
Basic	49,308	48,781	48,316
Diluted	49,553	49,297	49,090

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$136,609	$149,486	$226,154
Net (income) loss attributable to noncontrolling interests	(7,560)	21,556	(14,758)
Net income attributable to common stockholders	129,049	171,042	211,396
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,076	(4,898)	(1,752)
Total comprehensive income attributable to common stockholders	$132,125	$166,144	$209,644

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
NONCONTROLLING INTERESTS
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests	Shares of Common Stock, Net
January 1, 2021	$535	$670,142	$(291,542)	$(4,134)	$(200,762)	$—	$174,239	$50,665	47,788
Dividends ($3.05 per share)	—	—	(151,821)	—	—	—	(151,821)	—	—
Issuance of common stock	8	1,170	—	—	—	—	1,178	—	805
Repurchase of common stock	—	—	—	—	(22,592)	—	(22,592)	—	(323)
Issuance of restricted stock units—net	—	6,389	—	—	—	—	6,389	—	—
Amortization of restricted stock units—net	—	38,146	—	—	—	—	38,146	—	—
Net income (loss)	—	—	211,396	—	—	—	211,396	14,758	—
Other comprehensive income (loss)	—	—	—	(1,752)	—	—	(1,752)	—	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	23,720	—
December 31, 2021	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$—	$255,183	$89,143	48,270
Dividends ($2.20 per share)	—	—	(110,492)	—	—	—	(110,492)	—	—
Issuance of common stock	8	1,219	—	—	—	—	1,227	—	785
Repurchase of common stock	—	—	—	—	(26,815)	—	(26,815)	—	(332)
Issuance of restricted stock units—net	—	5,803	—	—	—	—	5,803	—	—
Amortization of restricted stock units—net	—	46,504	—	—	—	—	46,504	—	—
Net income (loss)	—	—	171,042	—	—	(765)	170,277	(20,791)	—
Other comprehensive income (loss)	—	—	—	(4,898)	—	—	(4,898)	—	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	4,819	4,819	137,280	—
Net consolidation (deconsolidation) of Company-sponsored funds	—	—	—	—	—	—	—	(120,297)	—
December 31, 2022	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335	48,723
Dividends ($2.28 per share)	—	—	(115,818)	—	—	—	(115,818)	—	—
Issuance of common stock	7	1,244	—	—	—	—	1,251	—	736
Repurchase of common stock	—	—	—	—	(21,536)	—	(21,536)	—	(304)
Issuance of restricted stock units—net	—	4,495	—	—	—	—	4,495	—	—
Amortization of restricted stock units—net	—	43,157	—	—	—	—	43,157	—	—
Net income (loss)	—	—	129,049	—	—	(884)	128,165	8,444	—
Other comprehensive income (loss)	—	—	—	3,076	—	—	3,076	—	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,786	1,786	12,684	—
December 31, 2023	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463	49,155
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$136,609	$149,486	$226,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	44,468	49,352	40,464
Depreciation and amortization	5,142	5,667	5,721
Amortization of right-of-use assets	14,496	11,798	10,343
Amortization (accretion) of premium (discount) on U.S. Treasury securities	(1,954)	(115)	(31)
(Gain) loss from investments—net	(4,291)	25,106	(18,784)
Deferred income taxes	537	(1,199)	104
Foreign currency (gain) loss	(787)	1,587	1,974
Changes in operating assets and liabilities:
Accounts receivable	(1,426)	15,827	(16,384)
Due from brokers	(2,605)	(1,632)	1,539
Investments within consolidated investment vehicles	(19,260)	(170,372)	(27,525)
Other assets	(7,268)	1,712	2,894
Accrued compensation and benefits	(11,382)	(1,403)	22,783
Distribution and service fees payable	1,723	(1,762)	2,435
Operating lease liabilities	19,199	(11,935)	(11,550)
Due to brokers	109	3,046	450
Income tax payable	(2,743)	(15,036)	9,991
Other liabilities and accrued expenses	1,394	1,553	(7,677)
Net cash provided by (used in) operating activities	171,961	61,680	242,901
Cash flows from investing activities:
Purchases of investments	(169,402)	(145,345)	(54,043)
Proceeds from sales and maturities of investments	111,612	146,711	104,386
Purchases of property and equipment	(56,986)	(4,223)	(2,695)
Net cash provided by (used in) investing activities	(114,776)	(2,857)	47,648
Cash flows from financing activities:
Issuance of common stock—net	1,063	1,043	1,001
Repurchase of common stock	(21,536)	(26,815)	(22,592)
Dividends to stockholders	(112,446)	(107,352)	(147,555)
Net contributions (distributions) from noncontrolling interests	14,470	142,099	23,720
Other	(603)	—	—
Net cash provided by (used in) financing activities	(119,052)	8,975	(145,426)
Net increase (decrease) in cash and cash equivalents	(61,867)	67,798	145,123
Effect of foreign exchange rate changes on cash and cash equivalents	2,756	(4,440)	(999)
Cash and cash equivalents, beginning of the year	248,714	185,356	41,232
Cash and cash equivalents, end of the year	$189,603	$248,714	$185,356

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash and cash equivalents reported within the consolidated statements of cash flows above:

	As of December 31,
(in thousands)	2023	2022	2021
Cash and cash equivalents	$187,442	$247,418	$184,373
Cash included in investments (1)	2,161	1,296	983
Total cash and cash equivalents within consolidated statements of cash flows	$189,603	$248,714	$185,356
________________________
(1)    Cash included in investments represents operating cash held in consolidated investment vehicles.
For the years ended December 31, 2023, 2022 and 2021, the Company paid taxes, net of tax refunds, of $45.8 million, $63.6 million and $45.7 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $3.4 million, $3.1 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the consolidated statements of changes in stockholders' equity.
Non-cash investing activities included $4.7 million related to purchases of property and equipment in connection with the Company's new headquarters that remain unpaid at December 31, 2023.
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
The Company is a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, the Company is headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Realized and unrealized gains and losses on the Company's investments are recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.
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
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the life of the lease and thereafter, are remeasured if there is a change in lease terms. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used its estimated incremental borrowing rate based on the information available as of lease commencement dates in determining the present value of lease payments. The operating lease ROU assets reflect any upfront lease payments made as well as lease incentives received. During the year ended 2023, the Company incurred costs related to the build-out of its new headquarters that qualified for reimbursement from the landlord. As a result, the Company reduced its ROU asset by $25.7 million.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of U.S. open-end funds distributed by CSS. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. The cumulative translation adjustment was $(7.7) million, $(10.8) million and $(5.9) million as of December 31, 2023, 2022 and 2021, respectively, and was reported within accumulated other comprehensive income (loss) on the consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s consolidated statements of operations.
Recently Issued Accounting Pronouncements—In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2022-03 (ASU), Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, which would be a change in practice for certain entities. The ASU also indicates that a contractual sale restriction is not a separate unit of account, and requires new disclosures for all entities with equity securities subject to a contractual sale restriction. This new guidance was effective on January 1, 2024. The Company's adoption of this new standard will not have an impact on the Company's consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires enhanced disclosure of the reportable segments and additional information about a segment’s expenses. This standard is effective for the Company’s Form 10-K for the year ending on December 31, 2024. The Company does not expect that the adoption of this new standard will have a material impact on the Company's consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This new guidance will be effective on January 1, 2025. The Company is currently evaluating the impact that the adoption of this new standard will have on the Company's consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Years ended December 31,
(in thousands)	2023	2022	2021
Client domicile:
North America	$423,129	$496,368	$506,364
Japan	31,869	36,056	38,039
Europe, Middle East and Africa	21,418	21,439	26,330
Asia Pacific excluding Japan	13,221	13,043	13,099
Total	$489,637	$566,906	$583,832

	Years ended December 31,
(in thousands)	2023	2022	2021
Investment vehicle:
Open-end funds	$269,727	$326,172	$328,647
Institutional accounts	123,565	134,012	146,345
Closed-end funds	96,345	106,722	108,840
Total	$489,637	$566,906	$583,832
4. Investments
The following table summarizes the Company’s investments:

(in thousands)	December 31, 2023	December 31, 2022
Equity investments at fair value	$180,958	$157,646
Trading	77,996	15,289
Equity method	16	20
Total investments	$258,970	$172,955

The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net realized gains (losses) during the period	$(6,016)	$7,147	$8,402
Net unrealized gains (losses) during the period on investments still held at the end of the period	10,307	(32,253)	10,382
Gain (loss) from investments—net (1)	$4,291	$(25,106)	$18,784
_________________________
(1)    Included gain (loss) attributable to noncontrolling interests.
At December 31, 2023 and 2022, the Company's consolidated VIEs included the Cohen & Steers SICAV Global Listed Infrastructure Fund (SICAV GLI), the Cohen & Steers SICAV Global Real Estate Fund (SICAV GRE), the Cohen & Steers Co-Investment Partnership, L.P. (GRP-CIP) and the Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF).

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the consolidated statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	December 31, 2023
	SICAV GLI	SICAV GRE	GRP-CIP	REOF	Total
Assets (1)
Investments	$41,799	$96,494	$110	$21,528	$159,931
Due from brokers	—	—	13	—	13
Other assets	207	436	—	1	644
Total assets	42,006	96,930	123	21,529	160,588

Liabilities (1)
Due to brokers	$55	$64	$—	$—	$119
Other liabilities and accrued expenses	127	165	5	152	449
Total liabilities	182	229	5	152	568

Net assets	$41,824	$96,701	$118	$21,377	$160,020

Attributable to the Company	$19,418	$12,644	$118	$16,421	$48,601
Attributable to noncontrolling interests	22,406	84,057	—	4,956	111,419
Net assets	$41,824	$96,701	$118	$21,377	$160,020
_________________________
(1)    The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

(in thousands)	December 31, 2022
	SICAV GLI	SICAV GRE	GRP-CIP	REOF	Total
Assets (1)
Investments	$36,296	$79,434	$147	$19,052	$134,929
Due from brokers	11	—	27	—	38
Other assets	151	370	—	55	576
Total assets	36,458	79,804	174	19,107	135,543

Liabilities (1)
Due to brokers	$11	$—	$—	$—	$11
Other liabilities and accrued expenses	91	214	5	354	664
Total liabilities	102	214	5	354	675

Net assets	$36,356	$79,590	$169	$18,753	$134,868

Attributable to the Company	$19,116	$11,495	$169	$14,699	$45,479
Attributable to noncontrolling interests	17,240	$68,095	$—	$4,054	$89,389
Net assets	$36,356	$79,590	$169	$18,753	$134,868
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
These levels are not necessarily an indication of the risk or liquidity associated with the investments.
The following tables present fair value measurements:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$151,915	$—	$—	$—	$151,915
Equity investments at fair value:
Common stocks	$163,365	$697	$—	$—	$164,062
Limited partnership interests	—	—	13,202	1,228	14,430
Master limited partnership interests	282	—	—	—	282
Preferred securities	1,775	62	—	—	1,837
Other	226	—	—	121	347
Total	$165,648	$759	$13,202	$1,349	$180,958
Trading investments:
Fixed income	$—	$77,996	$—	$—	$77,996
Equity method investments	$—	$—	$—	$16	$16

Total investments	$165,648	$78,755	$13,202	$1,365	$258,970

Derivatives - assets:
Total return swaps	$—	$28	$—	$—	$28
Total	$—	$28	$—	$—	$28
Derivatives - liabilities:
Total return swaps	$—	$2,488	$—	$—	$2,488
Forward contracts - foreign exchange	—	405	—	—	405
Total	$—	$2,893	$—	$—	$2,893
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
•Equity method investments included the Company's partnership interests in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and Cohen & Steers Global Listed Infrastructure Fund L.P. (LPGI). GRP-TE invests in non-registered real estate funds and LPGI invests in global infrastructure securities. The Company's

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ownership interest in GRP-TE was approximately 0.2% at December 31, 2023 and 2022. The Company's ownership interest in LPGI was approximately 0.01% at December 31, 2023 and 2022.
At December 31, 2023 and 2022, the Company did not have the ability to redeem its limited partnership interests in private real estate funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust or LPGI.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Years Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$10,759	$—
Purchases/contributions	11,856	19,380
Sales/distributions	(5,352)	(5,874)
Unrealized gains (losses)	(4,061)	(2,747)
Balance at end of period	$13,202	$10,759
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$13,202	Discounted cash flow	Discount rate Terminal capitalization rate	9.25% 7.75%
		Transaction price	n/a

	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interest	$10,759	Discounted cash flow	Discount rate Terminal capitalization rate	8.75% 7.25%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.
6. Derivatives
The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of December 31, 2023
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,284	$37,933	$28	$2,488
Forward contracts - foreign exchange	—	9,641	—	405
Total corporate derivatives	$2,284	$47,574	$28	$2,893

	As of December 31, 2022
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,340	$33,637	$276	$717
Forward contracts - foreign exchange	—	9,810	—	742
Total corporate derivatives	$2,340	$43,447	$276	$1,459
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
Collateral pledged for forward and swap contracts totaled $4.5 million and $2.2 million at December 31, 2023 and 2022, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes net gains (losses) from derivative financial instruments:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Corporate derivatives:
Futures - commodities (1)	$—	$—	$3,391
Total return swaps	(2,589)	3,691	(7,612)
Forward contracts - foreign exchange	337	(948)	550
Total corporate derivatives	$(2,252)	$2,743	$(3,671)
Derivatives held by consolidated investment vehicles:
Total return swaps	—	3,988	1,526

Total (2)	$(2,252)	$6,731	$(2,145)
________________________
(1)The Company liquidated its commodity futures contracts during 2021.
(2)Gains and losses on futures and total return swaps are included in gain (loss) from investments—net in the Company's consolidated statements of operations. Gains and losses on forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's consolidated statements of operations.
7. Property and Equipment
The following table summarizes the Company’s property and equipment:

	December 31,
(in thousands)	2023	2022
Equipment	$15,525	$8,153
Furniture and fixtures	13,588	3,704
Software	27,554	26,848
Leasehold improvements	59,260	15,466
Subtotal	115,927	54,171
Less: Accumulated depreciation and amortization	(49,591)	(45,414)
Property and equipment, net	$66,336	$8,757

Depreciation and amortization expense related to property and equipment was $4.2 million, $4.4 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net income	$136,609	$149,486	$226,154
Net (income) loss attributable to noncontrolling interests	(7,560)	21,556	(14,758)
Net income attributable to common stockholders	$129,049	$171,042	$211,396
Basic weighted average shares outstanding	49,308	48,781	48,316
Dilutive potential shares from restricted stock units	245	516	774
Diluted weighted average shares outstanding	49,553	49,297	49,090

Basic earnings per share attributable to common stockholders	$2.62	$3.51	$4.38
Diluted earnings per share attributable to common stockholders	$2.60	$3.47	$4.31

Anti-dilutive common stock equivalents excluded from the calculation	77	3	—
9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards to eligible employees and directors. The SIP was amended in 2022 to (i) extend the term of the SIP an additional ten years through May 5, 2032, and (ii) increase the number of shares of common stock of the Company with respect to which awards may be granted under the plan. As of December 31, 2023, a total of 23.0 million shares of common stock may be granted under the SIP. The board of directors is authorized to increase the number of shares available for issuance under the SIP, subject to shareholder approval. At December 31, 2023, 19.5 million RSUs, representing the same amount of common stock, had been issued under the SIP. As of December 31, 2023, there was $72.7 million of compensation related to unamortized RSUs that had not yet been recognized in the consolidated statement of operations. The Company expects to recognize this expense over approximately the next three years. In January 2024, the Company granted approximately 596,000 RSUs under the SIP with a grant date fair value of $42.7 million, which generally vest over a four-year period.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company grants awards of vested RSUs to the non-management directors and certain employees of the Company pursuant to the SIP. Dividends declared on these awards are paid in cash. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of $1.0 million, $2.7 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Unvested Restricted Stock Unit Grants
From time to time, the Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service period, which is generally four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded non-cash stock-based compensation expense, net of forfeitures, of $8.8 million, $8.8 million and $8.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically allocates a portion of their year-end bonuses in the form of unvested RSUs (Mandatory Program). The fair value at the date of grant of the RSUs under the Mandatory Program is generally expensed on a straight-line basis over the vesting period, which is typically four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded non-cash stock-based compensation expense under the Mandatory Program, net of forfeitures, of $34.4 million, $37.5 million and $29.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, RSU awards representing approximately 87,000 shares of common stock were modified resulting in a reduction of compensation expense of $0.7 million to be recognized over the requisite service period, of which $0.4 million was realized in 2023.
The following table sets forth activity relating to the Company’s RSUs under the SIP (share data in thousands):

	Vested Restricted Stock Unit Grants		Unvested Restricted Stock Unit Grants		Incentive Bonus Plans Restricted Stock Unit Grants
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	50	$48.80	341	$52.80	1,528	$48.76
Granted	26	81.05	285	71.74	672	72.81
Delivered	(18)	46.34	(139)	46.80	(632)	44.15
Forfeited	—	—	(31)	59.35	(186)	57.61
Balance at December 31, 2021	58	64.07	456	66.02	1,382	61.37
Granted	16	71.26	64	74.96	662	82.04
Delivered	(22)	54.86	(160)	57.90	(586)	52.33
Forfeited	—	—	(4)	72.98	(50)	69.54
Balance at December 31, 2022	52	70.12	356	71.18	1,408	74.57
Granted	16	62.01	78	66.01	791	71.18
Delivered	(17)	62.55	(144)	65.86	(557)	67.57
Forfeited	—	—	(10)	74.32	(108)	75.04
Balance at December 31, 2023	51	69.99	280	72.34	1,534	75.33

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from fair market value up to a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. Through December 31, 2023, the Company had issued approximately 501,000 shares of common stock under the ESPP. For the years ended December 31, 2023, 2022 and 2021, approximately 20,000, 18,000 and 15,000 shares, respectively, was purchased by eligible employees through the ESPP. For the years ended December 31, 2023, 2022 and 2021, the Company recorded non-cash stock-based compensation expense of approximately $188,000, $184,000 and $177,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of (1) termination of the ESPP by the board of directors or (2) issuance of all of the shares reserved for issuance under the ESPP. The board of directors is authorized to increase the number of shares available for issuance under the ESPP, subject to shareholder approval.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all U.S. employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2023, 2022 and 2021.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. In accordance with the Plan document, forfeited amounts are used to reduce the Company’s contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2023, 2022 and 2021 totaled approximately $283,000, $193,000 and $248,000, respectively.
Matching contributions, net of forfeitures, to the Plan for the years ended December 31, 2023, 2022 and 2021 totaled $3.0 million, $2.6 million and $2.3 million, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue the Company earned from these affiliated funds:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Investment advisory and administration fees (1)	$328,398	$386,000	$389,648
Distribution and service fees	28,200	35,093	37,630
Total	$356,598	$421,093	$427,278
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $16.2 million, $18.1 million and $16.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Included in accounts receivable at December 31, 2023 and 2022 are receivables due from Company-sponsored funds, which are generally collectible the next business day, of $32.5 million and $32.9 million, respectively. Included in accounts payable at December 31, 2023 and 2022 are payables due to Company-sponsored funds of $1.9 million and $1.0 million, respectively.
Included in other assets at December 31, 2023 and December 31, 2022 is an advance to Cohen & Steers Income
Opportunities REIT, Inc. (CNSREIT) of $7.3 million and $3.5 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNSREIT's NAV is at least $1.0 billion. At December 31, 2023 and 2022, the Company determined the advance to be collectible. At December 31, 2023, the Company reclassified the advance from accounts receivable to other assets on its consolidated statement of financial condition as of December 31, 2022.
See discussion of commitments to Company-sponsored vehicles in Note 14.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At December 31, 2023, CSS had net capital of $5.4 million, which exceeded its requirement by $5.1 million. The Rule may limit the amounts of equity capital that may be withdrawn or cash dividends that may be paid. CSS does not carry customer accounts and has no possession or control obligations under SEA Rule 15c3-3(b) or reserve deposit obligations under SEA Rule 15c3-3(e). During 2023, CSCM, its parent, made capital contributions totaling $4.5 million to CSS.
CSAL is subject to regulation by the Hong Kong Securities and Futures Commission. At December 31, 2023, CSAL had regulatory capital of $8.9 million, which exceeded its minimum regulatory capital requirement by $8.5 million.
CSUK is subject to regulation by the United Kingdom Financial Conduct Authority. At December 31, 2023, CSUK had regulatory capital of $34.2 million, which exceeded its minimum regulatory capital requirement by $25.1 million.
CSIL is subject to regulation by the Central Bank of Ireland. At December 31, 2023, CSIL had regulatory capital of $4.1 million, which exceeded its minimum regulatory capital requirement by $3.7 million.
CSJL is registered with the Financial Services Agency of Japan and the Kanto Local Finance Bureau and is subject to the Financial Instruments and Exchange Act. In accordance with its license, CSJL is required to maintain regulatory capital, as defined, of $0.5 million. At December 31, 2023, CSJL had stated capital in excess of this requirement.

13. Credit Agreement
On January 20, 2023, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement) providing for a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026. Borrowings under the Credit Agreement bear interest at a variable annual rate equal to, at the Company’s option, either, (i) in respect of Term Secured Overnight Financing Rate (SOFR) Loans (as defined in the Credit Agreement), a rate equal to Term SOFR (as defined in the Credit Agreement) in effect for such period plus an applicable rate as determined according to a performance pricing grid and, (ii) in respect of Base Rate Loans (as defined in the Credit Agreement), a rate equal to a Base Rate (as defined in the Credit Agreement) plus an applicable rate as determined according to a performance pricing grid. The Company is also required to pay a quarterly commitment fee determined according to a performance pricing grid and based on the actual daily unused amount of the Credit Agreement.
Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of December 31, 2023, the Company was in compliance with these covenants.
To date, the Company has not drawn upon the credit agreement.
14. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to $50.0 million in REOF. As of December 31, 2023, the Company had funded $21.7 million of this commitment.
In addition, the Company has committed to invest up to $125.0 million in CNSREIT. As of December 31, 2023, the Company had funded $0.2 million of this commitment. In January 2024, the Company funded an additional $23.6 million of this commitment.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The timing for funding the remaining portion of the Company's commitments is determined by the investment vehicles.
15. Income Taxes
The income before provision for income taxes and provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Income before provision for income taxes - U.S. (1)	$175,290	$189,577	$262,102
Income before provision for income taxes - Non-U.S.	4,961	7,320	19,842
Total income before provision for income taxes	$180,251	$196,897	$281,944
_________________________
(1)Included income of $7.6 million, loss of $21.6 million and income of $14.8 million attributable to noncontrolling interests for the years ended December 31, 2023, 2022 and 2021, respectively.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current tax expense:
U.S. federal	$34,310	$44,965	$41,658
State and local	8,249	1,125	12,068
Non-U.S.	546	2,520	1,960
	43,105	48,610	55,686
Deferred tax (benefit) expense:
U.S. federal	2,241	82	(739)
State and local	(1,290)	(59)	(149)
Non-U.S.	(414)	(1,222)	992
	537	(1,199)	104
Provision for income taxes	$43,642	$47,411	$55,790

A reconciliation of the Company’s statutory federal income tax rate and the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2023			2022		2021
U.S. statutory tax rate	$36,265	21.0%		$45,875	21.0%	$56,110	21.0%
State and local income taxes, net of federal benefit	5,453	3.2%		7,210	3.3%	10,190	3.8%
Non-deductible executive compensation	3,270	1.9%		6,534	3.0%	6,037	2.3%
Excess tax benefits related to the vesting and delivery of restricted stock units	(2,044)	(1.2)%		(5,784)	(2.7)%	(5,762)	(2.2)%
Unrecognized tax benefit adjustments	56	—%	*	(7,244)	(3.3)%	(8,515)	(3.2)%
Other	642	0.4%		820	0.4%	(2,270)	(0.8)%
Income tax expense and effective income tax rate	$43,642	25.3%		$47,411	21.7%	$55,790	20.9%
_________________________
•Amounts round to less than 0.1%.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred income tax asset consist of the following:

	At December 31,
(in thousands)	2023	2022
Deferred income tax assets:
Stock-based compensation	$8,625	$7,611
Lease liabilities	31,882	33,063
Realized losses on investments	1,713	1,624
Net unrealized losses on investments	1,264	552
Other	342	542
	43,826	43,392
Less: valuation allowance	(3,419)	(2,698)
	40,407	40,694

Deferred income tax liabilities:
Right-of-use assets	(22,979)	(32,507)
Property and equipment depreciation	(9,788)	—
	(32,767)	(32,507)
Net deferred income tax asset	$7,640	$8,187

At December 31, 2023, the Company revised the prior year presentation of amounts related to its lease liabilities and right-of-use assets in the table above.

The Company had capital loss carryforwards of $7.1 million and $6.8 million for the years ended December 31, 2023 and 2022, respectively, which, if unused, will expire in years 2024 to 2028. The valuation allowance on the net deferred income tax asset increased by $0.7 million during the year ended December 31, 2023.
At December 31, 2023, the Company had $2.5 million of total gross unrecognized tax benefits. Of this total, $2.0 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company believes it is reasonably possible that it will reduce its net unrecognized tax benefits by $0.1 million within the next twelve months due to the expected conclusion of jurisdictional reviews and the lapse of the statute of limitations on certain positions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2021	$13,616
Addition for tax positions of current year	4,092
Reduction for tax positions from prior years	(7,322)
Gross unrecognized tax benefits balance at December 31, 2021	$10,386
Addition for tax positions of current year	958
Reduction for tax positions from prior years	(6,367)
Gross unrecognized tax benefits balance at December 31, 2022	$4,977
Addition for tax positions of current year	1,076
Reduction for tax positions from prior years	(116)
Reduction related to settlements with taxing authorities	(3,156)
Reduction related to lapse of statue of limitations	(250)
Gross unrecognized tax benefits balance at December 31, 2023	$2,531
The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2023 and 2022, the Company had $0.2 million and $0.9 million, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2017 through 2022 remain open to examination by various taxing jurisdictions.
In connection with the enactment of the Tax Cuts and Jobs Act in 2017, the Company recorded a provisional transition tax liability of $8.3 million. This tax liability, paid over eight years on an interest-free basis, was included as part of income tax payable on the Company's consolidated statements of financial condition at December 31, 2023 and 2022.
The following table summarizes the remaining transition tax liability at December 31, 2023 (in thousands):

2024	$1,662
2025	2,077
$3,739
16. Goodwill and Intangible Assets
The following table summarizes the changes in the Company’s goodwill and indefinite-lived intangible assets:

(in thousands)	Goodwill	Indefinite-Lived Intangible Assets
Balance at January 1, 2022	$18,446	$1,250
Currency revaluation	(647)	—
Balance at December 31, 2022	$17,799	$1,250
Currency revaluation	346	—
Balance at December 31, 2023	$18,145	$1,250
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. The Company's evaluation indicated that no impairment existed at December 31, 2023.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Leases
The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's lease cost included in general and administrative expense in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$22,556	$12,148	$11,097
Supplemental information related to operating leases is summarized below:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$12,041	$12,271	$12,303
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease liabilities	8,251	126,230	1,149
Other information related to operating leases is summarized below:

	Years Ended December 31,
	2023	2022	2021
Weighted-average remaining lease term (years)	15	15	2
Weighted-average discount rate	6.0%	5.7%	2.7%
The following table summarizes the maturities of lease liabilities at December 31, 2023 (in thousands):

Year Ending December 31,	Operating Leases
2024	$9,210
2025	13,596
2026	14,291
2027	14,274
2028	14,086
Thereafter	153,355
Total lease payments	218,812
Less: interest	(78,404)
Present value of lease payments	$140,408

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Concentrations
The Company’s cash and cash equivalents are principally on deposit with major financial institutions. The Company is subject to credit risk should these financial institutions be unable to fulfill their obligations.
The following affiliated funds provided 10% or more of the total revenue of the Company:

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Cohen & Steers Preferred Securities and Income Fund, Inc. (CPX):
Investment advisory and administration fees	$57,428	$74,683	$88,705
Distribution and service fees	9,526	12,549	15,279
Total	$66,954	$87,232	$103,984
Percent of total revenue	13.7%	15.4%	17.8%

Cohen & Steers Real Estate Securities Fund, Inc. (CSI):
Investment advisory and administration fees	$49,862	$54,973	$53,250
Distribution and service fees	7,460	8,313	8,658
Total	$57,322	$63,286	$61,908
Percent of total revenue	11.7%	11.2%	10.6%

Cohen & Steers Realty Shares, Inc. (CSR):
Investment advisory and administration fees	$39,025	$52,499	$55,402
Distribution and service fees	5,197	7,048	7,279
Total	$44,222	$59,547	$62,681
Percent of total revenue	9.0%	10.5%	10.7%
19. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below or elsewhere in the footnotes, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On February 22, 2024, the Company declared a quarterly dividend on its common stock in the amount of $0.59 per share. This dividend will be payable on March 14, 2024 to stockholders of record at the close of business on March 4, 2024.