Form 10-Q
period 2024-03-31
COHEN & STEERS, INC.
filed 2024-05-03
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 30, 2024 was 50,540,398.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$99,521	$187,442
Investments ($148,102 and $159,931) (1)	273,040	258,970
Accounts receivable	75,329	68,889
Due from brokers ($13,981 and $13) (1)	17,089	4,677
Property and equipment—net	68,394	66,336
Operating lease right-of-use assets—net	101,374	103,302
Goodwill and intangible assets—net	19,157	19,395
Other assets ($416 and $644) (1)	26,821	27,543
Total assets	$680,725	$736,554

Liabilities:
Accrued compensation and benefits	$17,161	$66,382
Distribution and service fees payable	7,721	10,144
Operating lease liabilities	141,380	140,408
Income tax payable	11,140	5,115
Due to brokers ($17,036 and $119) (1)	17,794	201
Other liabilities and accrued expenses ($470 and $449) (1)	10,698	21,657
Total liabilities	205,894	243,907
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	90,909	106,463
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 56,431,301 and 55,788,720 shares issued at March 31, 2024 and December 31, 2023, respectively	564	558
Additional paid-in capital	832,496	818,269
Accumulated deficit	(154,361)	(158,186)
Accumulated other comprehensive loss	(8,690)	(7,708)
Treasury stock, at cost, 6,900,666 and 6,633,273 shares at March 31, 2024 and December 31, 2023, respectively	(291,069)	(271,705)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	378,940	381,228
Nonredeemable noncontrolling interests	4,982	4,956
Total stockholders’ equity	383,922	386,184
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$680,725	$736,554
_________________________
(1)    Amounts in parentheses represent the aggregate balances at March 31, 2024 and December 31, 2023 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Investment advisory and administration fees	$115,345	$118,034
Distribution and service fees	6,817	7,562
Other	548	486
Total revenue	122,710	126,082
Expenses:
Employee compensation and benefits	52,003	48,857
Distribution and service fees	13,395	14,216
General and administrative	14,793	17,122
Depreciation and amortization	2,254	988
Total expenses	82,445	81,183
Operating income	40,265	44,899
Non-operating income (loss):
Interest and dividend income—net	3,919	3,216
Gain (loss) from investments—net	984	(308)
Foreign currency gain (loss)—net	134	(1,276)
Total non-operating income (loss)	5,037	1,632
Income before provision for income taxes	45,302	46,531
Provision for income taxes	10,888	10,233
Net income	34,414	36,298
Net (income) loss attributable to noncontrolling interests	(410)	(984)
Net income attributable to common stockholders	$34,004	$35,314

Earnings per share attributable to common stockholders:
Basic	$0.69	$0.72
Diluted	$0.68	$0.71

Weighted average shares outstanding:
Basic	49,569	49,199
Diluted	49,835	49,402

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$34,414	$36,298
Net (income) loss attributable to noncontrolling interests	(410)	(984)
Net income attributable to common stockholders	34,004	35,314
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(982)	1,571
Total comprehensive income attributable to common stockholders	$33,022	$36,885

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2024	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463
Dividends ($0.59 per share)	—	—	(30,179)	—	—	—	(30,179)	—
Issuance of common stock	6	414	—	—	—	—	420	—
Repurchase of common stock	—	—	—	—	(19,364)	—	(19,364)	—
Issuance of restricted stock units—net	—	1,270	—	—	—	—	1,270	—
Amortization of restricted stock units—net	—	12,543	—	—	—	—	12,543	—
Net income (loss)	—	—	34,004	—	—	26	34,030	384
Other comprehensive income (loss)	—	—	—	(982)	—	—	(982)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	(15,938)
March 31, 2024	$564	$832,496	$(154,361)	$(8,690)	$(291,069)	$4,982	$383,922	$90,909

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2023	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335
Dividends ($0.57 per share)	—	—	(28,950)	—	—	—	(28,950)	—
Issuance of common stock	7	449	—	—	—	—	456	—
Repurchase of common stock	—	—	—	—	(20,441)	—	(20,441)	—
Issuance of restricted stock units—net	—	1,178	—	—	—	—	1,178	—
Amortization of restricted stock units—net	—	10,300	—	—	—	—	10,300	—
Net income (loss)	—	—	35,314	—	—	(247)	35,067	1,231
Other comprehensive income (loss)	—	—	—	1,571	—	—	1,571	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,556	1,556	683
March 31, 2023	$558	$781,300	$(165,053)	$(9,213)	$(270,610)	$5,363	$342,345	$87,249

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$34,414	$36,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	12,998	10,698
Depreciation and amortization	2,669	1,258
Amortization of right-of-use assets	2,074	3,982
Amortization (accretion) of premium (discount) on U.S. Treasury securities	(422)	(28)
(Gain) loss from investments—net	(984)	308
Deferred income taxes	4,164	3,369
Foreign currency (gain) loss	1,070	(117)
Changes in operating assets and liabilities:
Accounts receivable	(7,510)	(6,254)
Due from brokers	(11,804)	(282)
Investments within consolidated investment vehicles	11,046	(5,577)
Other assets	(3,284)	(5,744)
Accrued compensation and benefits	(49,221)	(61,200)
Distribution and service fees payable	(2,423)	1,184
Operating lease liabilities	826	(1,067)
Due to brokers	16,917	1,184
Income tax payable	5,504	3,515
Other liabilities and accrued expenses	(11,171)	3,507
Net cash provided by (used in) operating activities	4,863	(14,966)
Cash flows from investing activities:
Purchases of investments	(93,560)	(38,536)
Proceeds from sales and maturities of investments	68,525	8,115
Purchases of property and equipment	(4,326)	(4,586)
Net cash provided by (used in) investing activities	(29,361)	(35,007)
Cash flows from financing activities:
Issuance of common stock—net	357	387
Repurchase of common stock for employee tax withholding	(19,364)	(20,441)
Dividends to stockholders	(29,301)	(28,101)
Net contributions (distributions) from noncontrolling interests	(15,938)	2,239
Other	(15)	(603)
Net cash provided by (used in) financing activities	(64,261)	(46,519)
Net increase (decrease) in cash and cash equivalents	(88,759)	(96,492)
Effect of foreign exchange rate changes on cash and cash equivalents	(708)	1,409
Cash and cash equivalents, beginning of the period	189,603	248,714
Cash and cash equivalents, end of the period	$100,136	$153,631
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of March 31,
(in thousands)	2024	2023
Cash and cash equivalents	$99,521	$149,518
Cash included in investments (1)	615	4,113
Total cash and cash equivalents within condensed consolidated statements of cash flows	$100,136	$153,631
________________________
(1)    Cash included in investments represents operating cash held in consolidated investment vehicles.
During the three months ended March 31, 2024 and 2023, the Company paid taxes, net of tax refunds, of $1.2 million and $3.3 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $0.9 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in the issuance of restricted stock units—net and in dividends in the condensed consolidated statements of changes in stockholders' equity.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Adopted Accounting Pronouncements—In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2022-03 (ASU), Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, which would be a change in practice for certain entities. The ASU also indicates that a contractual sale restriction is not a separate unit of account, and requires new disclosures for all entities with equity securities subject to a contractual sale restriction. This new guidance became effective on January 1, 2024. The Company's adoption of this new standard did not have an impact on the Company's condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires enhanced disclosure of the reportable segments and additional information about a segment’s expenses. This new guidance became effective on January 1, 2024. The Company's adoption of this new standard did not have an impact on the Company's condensed consolidated financial statements.
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
A VIE is an entity in which either the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
activities of the VIE that most significantly affect its performance, and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Subscriptions and redemptions or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. Limited partnerships and similar entities are determined to be a VIE generally when the Company is the general partner and the limited partners do not hold substantive kick-out or participation rights. The Company assesses whether it is the primary beneficiary of any VIEs identified by evaluating its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. VIEs for which the Company is deemed to be the primary beneficiary are consolidated.
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
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than on a quarterly basis. The Company's investments are categorized as follows:
•Equity investments at fair value generally represent common stocks, limited partnership interests, master limited partnership interests, preferred securities, non-traded REIT and other seed investments in Company-sponsored vehicles.
•Trading investments generally represent U.S. Treasury securities and investment-grade corporate debt securities.
The Company has elected the fair value option for a seed investment that otherwise would have been accounted for using the equity method of accounting. The fair value of this seed investment is based on the monthly published net asset value (NAV), which is an observable transaction price, however, shares are not actively traded as subscription and redemption activity happens monthly. Realized and unrealized gains and losses are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Distributions, if any, from this seed investment are recorded in interest and dividend income—net in the Company's condensed consolidated statements of operations when earned.
Realized and unrealized gains and losses on the Company's investments are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
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
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the life of the lease and thereafter, are remeasured if there is a change in lease terms. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used its estimated incremental borrowing rate based on the information available as of the applicable lease commencement date in determining the present value of lease payments. The operating lease ROU assets reflect any upfront lease payments made as well as lease incentives received.
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
Distribution and Service Fee Revenue—Distribution and service fee revenue is based on the average daily net assets of certain share classes of U.S. open-end funds. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(8.7) million and $(7.7) million at March 31, 2024 and December 31, 2023, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Recently Issued Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This new guidance will be effective on January 1, 2025. The Company is currently evaluating the impact that the adoption of this new standard will have on the Company's condensed consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. This new guidance will be effective on January 1, 2025. The Company is currently evaluating the impact that the adoption of this new standard will have on the Company's condensed consolidated financial statements.

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended March 31,
(in thousands)	2024	2023
Client domicile:
North America	$106,888	$109,770
Japan	7,788	8,119
Europe, Middle East and Africa	4,383	4,887
Asia Pacific excluding Japan	3,651	3,306
Total	$122,710	$126,082

	Three Months Ended March 31,
(in thousands)	2024	2023
Investment vehicle:
Open-end funds	$68,152	$70,568
Institutional accounts	30,352	30,629
Closed-end funds	24,206	24,885
Total	$122,710	$126,082

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
4. Investments

The following table summarizes the Company's investments:

(in thousands)	March 31, 2024	December 31, 2023
Equity investments at fair value	$195,101	$180,958
Trading	77,926	77,996
Equity method	13	16
Total investments	$273,040	$258,970
The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Three Months Ended March 31,
(in thousands)	2024	2023
Net realized gains (losses) during the period	$(2,226)	$(2,330)
Net unrealized gains (losses) during the period on investments still held at the end of the period	3,210	2,022
Gain (loss) from investments—net (1)	$984	$(308)
________________________
(1)    Included gain (loss) attributable to noncontrolling interests.
The following tables summarize the statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	March 31, 2024	December 31, 2023
Assets (1)
Investments	$148,102	$159,931
Due from brokers	13,981	13
Other assets	416	644
Total assets	162,499	160,588

Liabilities (1)
Due to brokers	$17,036	$119
Other liabilities and accrued expenses	470	449
Total liabilities	17,506	568

Net assets	$144,993	$160,020

Attributable to the Company	$49,102	$48,601
Attributable to noncontrolling interests	95,891	111,419
Net assets	$144,993	$160,020
_________________________
(1)    The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
5. Fair Value

ASC Topic 820, Fair Value Measurement specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:
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
These levels are not necessarily an indication of the risk or liquidity associated with the investments.
The following tables present fair value measurements:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$66,217	$—	$—	$—	$66,217
Equity investments at fair value:
Common stocks	$154,071	$704	$—	$—	$154,775
Limited partnership interests	—	—	12,896	1,170	14,066
Master limited partnership interests	364	—	—	—	364
Preferred securities	1,601	64	—	—	1,665
Non-Traded REIT	—	23,860	—	—	23,860
Other	247	—	—	124	371
Total	$156,283	$24,628	$12,896	$1,294	$195,101
Trading investments:
Fixed income	$—	$77,926	$—	$—	$77,926
Equity method investments	$—	$—	$—	$13	$13

Total investments	$156,283	$102,554	$12,896	$1,307	$273,040

Derivatives - assets:
Total return swaps	$—	$87	$—	$—	$87
Forward contracts - foreign exchange	—	519	—	—	519
Total	$—	$606	$—	$—	$606
Derivatives - liabilities:
Total return swaps	$—	$908	$—	$—	$908
Total	$—	$908	$—	$—	$908
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
Equity investments at fair value classified as Level 2 included common stocks, the Company's non-traded REIT Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) and preferred securities, for which quoted prices in active markets are not available. Fair values were generally based on quoted prices for similar instruments in active markets. Effective January 1, 2024, the Company deconsolidated its investment in CNSREIT and elected the fair value option to align the measurement of the seed investment and the related gains and losses with other seed investments. The fair value of the seed investment in CNSREIT was $23.9 million and the Company's ownership interest was 49.8% at March 31, 2024. For the three months ended March 31, 2024, the unrealized gain on the seed investment in CNSREIT, which is included in gain (loss) from investments—net in the Company's condensed consolidated statements of operations, was $71,366.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
•Equity method investments included the Company's partnership interests in Cohen & Steers Global Realty Partners III-TE, L.P. (GRP-TE) and Cohen & Steers Global Listed Infrastructure Fund L.P. (LPGI). GRP-TE invests in non-registered real estate funds and LPGI invests in global infrastructure securities. The Company's ownership interest in GRP-TE was approximately 0.2% at each of March 31, 2024 and December 31, 2023. The Company's ownership interest in LPGI was approximately 0.01% at each of March 31, 2024 and December 31, 2023.
At March 31, 2024 and December 31, 2023, the Company did not have the ability to redeem its limited partnership interests in private real estate funds or its interest in GRP-TE. There were no contractual restrictions on the Company's ability to redeem its interest in the Cayman trust or LPGI.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$13,202	10,759
Purchases/contributions	489	2,892
Unrealized gains (losses)	(795)	(18)
Balance at end of period	$12,896	$13,633
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of March 31, 2024 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$12,896	Discounted cash flow	Discount rate Terminal capitalization rate	9.50% 7.75%
		Transaction price	n/a

	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$13,202	Discounted cash flow	Discount rate Terminal capitalization rate	9.25% 7.75%
		Transaction price	n/a
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of the outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of March 31, 2024
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,534	$43,018	$87	$908
Forward contracts - foreign exchange	—	14,872	519	—
Total corporate derivatives	$2,534	$57,890	$606	$908

	As of December 31, 2023
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,284	$37,933	$28	$2,488
Forward contracts - foreign exchange	—	9,641	—	405
Total corporate derivatives	$2,284	$47,574	$28	$2,893
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
Collateral pledged for forward and swap contracts totaled $2.5 million and $4.5 million at March 31, 2024 and December 31, 2023, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended March 31,
(in thousands)	2024	2023
Corporate derivatives:
Total return swaps	$(152)	$(652)
Forward contracts - foreign exchange	924	431
Total (1)	$772	$(221)
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income	$34,414	$36,298
Net (income) loss attributable to noncontrolling interests	(410)	(984)
Net income attributable to common stockholders	$34,004	$35,314
Basic weighted average shares outstanding	49,569	49,199
Dilutive potential shares from restricted stock units	266	203
Diluted weighted average shares outstanding	49,835	49,402

Basic earnings per share attributable to common stockholders	$0.69	$0.72
Diluted earnings per share attributable to common stockholders	$0.68	$0.71
Anti-dilutive common stock equivalents excluded from the calculation	11	66

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.9	3.1
Non-deductible executive compensation	0.9	3.0
Excess tax benefits related to the vesting and delivery of restricted stock units	(0.6)	(4.6)
Valuation allowance on corporate seed investments	(0.2)	—
Unrecognized tax benefit adjustments	—	0.2
Other	0.3	(0.2)
Effective income tax rate	24.3%	22.5%

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue the Company earned from these affiliated funds:

	Three Months Ended March 31,
(in thousands)	2024	2023
Investment advisory and administration fees (1)	$82,960	$85,499
Distribution and service fees	6,817	7,562
Total	$89,777	$93,061
_________________________
(1)    Investment advisory and administration fees are reflected net of fund reimbursements of $3.9 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively.
Included in accounts receivable at March 31, 2024 and December 31, 2023 are receivables due from Company-sponsored funds, which are generally collectible the next business day, of $34.6 million and $32.5 million, respectively. Included in accounts payable at March 31, 2024 and December 31, 2023 are payables due to Company-sponsored funds of $0.2 million and $1.9 million, respectively.
Included in other assets at March 31, 2024 and December 31, 2023 is an advance to CNSREIT of $7.5 million and $7.3 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNSREIT's NAV is at least $1.0 billion. At March 31, 2024 and December 31, 2023, the Company determined the advance to be collectible.
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

Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of March 31, 2024, the Company was in compliance with these covenants.
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
The Company has committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. As of March 31, 2024, the Company had funded $21.7 million of this commitment. On May 1, 2024, the Company funded an additional $6.6 million of this commitment.
In addition, the Company has committed to invest up to $125.0 million in CNSREIT. As of March 31, 2024, the Company had funded $23.8 million of this commitment.
The timing for funding the remaining portion of the Company's commitments is uncertain.

12. Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with major national financial institutions and are subject to credit risk should these financial institutions be unable to fulfill their obligations. The Company limits its exposure to such credit risks by diversifying its cash and cash equivalents among several highly rated national financial institutions.

13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On April 22, 2024, the Company issued 1,007,057 shares of its common stock through an “at-the-market” equity offering program (the ATM Program). The net proceeds to the Company, after deducting commissions and estimated offering expenses, were approximately $68.4 million. The Company will not offer or sell any additional shares of its common stock under the ATM Program and has terminated the program effective April 22, 2024.
On May 2, 2024, the Company declared a quarterly dividend on its common stock in the amount of $0.59 per share. This dividend will be payable on May 23, 2024 to stockholders of record at the close of business on May 13, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended March 31,
	2024	2023
Open-end Funds
Assets under management, beginning of period	$37,032	$36,903
Inflows	3,302	3,474
Outflows	(2,733)	(3,779)
Net inflows (outflows)	569	(305)
Market appreciation (depreciation)	356	110
Distributions	(272)	(281)
Total increase (decrease)	653	(476)
Assets under management, end of period	$37,685	$36,427
Percentage of total assets under management	46.4%	45.6%
Average assets under management	$36,923	$38,440

Institutional Accounts
Assets under management, beginning of period	$35,028	$32,373
Inflows	902	715
Outflows	(3,445)	(833)
Net inflows (outflows)	(2,543)	(118)
Market appreciation (depreciation)	123	608
Distributions	(184)	(259)
Total increase (decrease)	(2,604)	231
Assets under management, end of period	$32,424	$32,604
Percentage of total assets under management	39.9%	40.8%
Average assets under management	$32,284	$33,409

Closed-end Funds
Assets under management, beginning of period	$11,076	$11,149
Inflows	4	11
Outflows	—	(85)
Net inflows (outflows)	4	(74)
Market appreciation (depreciation)	200	(47)
Distributions	(154)	(154)
Total increase (decrease)	50	(275)
Assets under management, end of period	$11,126	$10,874
Percentage of total assets under management	13.7%	13.6%
Average assets under management	$10,968	$11,353

Total
Assets under management, beginning of period	$83,136	$80,425
Inflows	4,208	4,200
Outflows	(6,178)	(4,697)
Net inflows (outflows)	(1,970)	(497)
Market appreciation (depreciation)	679	671
Distributions	(610)	(694)
Total increase (decrease)	(1,901)	(520)
Assets under management, end of period	$81,235	$79,905
Average assets under management	$80,175	$83,202

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended March 31,
	2024	2023
Advisory
Assets under management, beginning of period	$20,264	$18,631
Inflows	687	222
Outflows	(2,883)	(621)
Net inflows (outflows)	(2,196)	(399)
Market appreciation (depreciation)	128	258
Total increase (decrease)	(2,068)	(141)
Assets under management, end of period	$18,196	$18,490
Percentage of institutional assets under management	56.1%	56.7%
Average assets under management	$18,066	$19,123

Japan Subadvisory
Assets under management, beginning of period	$9,026	$8,376
Inflows	43	385
Outflows	(355)	(59)
Net inflows (outflows)	(312)	326
Market appreciation (depreciation)	5	270
Distributions	(184)	(259)
Total increase (decrease)	(491)	337
Assets under management, end of period	$8,535	$8,713
Percentage of institutional assets under management	26.3%	26.7%
Average assets under management	$8,640	$8,739

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,738	$5,366
Inflows	172	108
Outflows	(207)	(153)
Net inflows (outflows)	(35)	(45)
Market appreciation (depreciation)	(10)	80
Total increase (decrease)	(45)	35
Assets under management, end of period	$5,693	$5,401
Percentage of institutional assets under management	17.6%	16.6%
Average assets under management	$5,578	$5,547

Total Institutional Accounts
Assets under management, beginning of period	$35,028	$32,373
Inflows	902	715
Outflows	(3,445)	(833)
Net inflows (outflows)	(2,543)	(118)
Market appreciation (depreciation)	123	608
Distributions	(184)	(259)
Total increase (decrease)	(2,604)	231
Assets under management, end of period	$32,424	$32,604
Average assets under management	$32,284	$33,409

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended March 31,
	2024	2023
U.S. Real Estate
Assets under management, beginning of period	$38,550	$35,108
Inflows	2,089	2,033
Outflows	(1,728)	(1,599)
Net inflows (outflows)	361	434
Market appreciation (depreciation)	(79)	907
Distributions	(356)	(437)
Transfers	—	68
Total increase (decrease)	(74)	972
Assets under management, end of period	$38,476	$36,080
Percentage of total assets under management	47.4%	45.2%
Average assets under management	$37,737	$36,772

Preferred Securities
Assets under management, beginning of period	$18,164	$19,767
Inflows	1,233	1,454
Outflows	(1,251)	(2,326)
Net inflows (outflows)	(18)	(872)
Market appreciation (depreciation)	625	(492)
Distributions	(181)	(195)
Transfers	(1)	2
Total increase (decrease)	425	(1,557)
Assets under management, end of period	$18,589	$18,210
Percentage of total assets under management	22.9%	22.8%
Average assets under management	$18,420	$20,227

Global/International Real Estate
Assets under management, beginning of period	$15,789	$14,782
Inflows	620	273
Outflows	(2,828)	(417)
Net inflows (outflows)	(2,208)	(144)
Market appreciation (depreciation)	(124)	202
Distributions	(16)	(8)
Transfers	1	(70)
Total increase (decrease)	(2,347)	(20)
Assets under management, end of period	$13,442	$14,762
Percentage of total assets under management	16.5%	18.5%
Average assets under management	$13,547	$15,321

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended March 31,
	2024	2023
Global Listed Infrastructure
Assets under management, beginning of period	$8,356	$8,596
Inflows	80	135
Outflows	(184)	(124)
Net inflows (outflows)	(104)	11
Market appreciation (depreciation)	193	35
Distributions	(50)	(46)
Total increase (decrease)	39	—
Assets under management, end of period	$8,395	$8,596
Percentage of total assets under management	10.3%	10.8%
Average assets under management	$8,191	$8,682

Other
Assets under management, beginning of period	$2,277	$2,172
Inflows	186	305
Outflows	(187)	(231)
Net inflows (outflows)	(1)	74
Market appreciation (depreciation)	64	19
Distributions	(7)	(8)
Total increase (decrease)	56	85
Assets under management, end of period	$2,333	$2,257
Percentage of total assets under management	2.9%	2.8%
Average assets under management	$2,280	$2,200

Total
Assets under management, beginning of period	$83,136	$80,425
Inflows	4,208	4,200
Outflows	(6,178)	(4,697)
Net inflows (outflows)	(1,970)	(497)
Market appreciation (depreciation)	679	671
Distributions	(610)	(694)
Total increase (decrease)	(1,901)	(520)
Assets under management, end of period	$81,235	$79,905
Average assets under management	$80,175	$83,202

Investment Performance at March 31, 2024
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
(2)    © 2024 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2024. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at March 31, 2024 increased 1.7% to $81.2 billion from $79.9 billion at March 31, 2023. The increase was due to market appreciation of $7.5 billion, partially offset by net outflows of $3.5 billion and distributions of $2.7 billion. Net outflows included $2.5 billion from global/international real estate and $1.0 billion from preferred securities. Market appreciation included $3.5 billion from U.S. real estate, $2.1 billion from preferred securities and $1.3 billion from global/international real estate. Distributions included $1.6 billion from U.S. real estate and $724 million from preferred securities. Our organic decay rate for the twelve months ended March 31, 2024 was (4.3%). The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.
Open-end funds
Assets under management in open-end funds at March 31, 2024, which represented 46.4% of total assets under management, increased 3.5% to $37.7 billion from $36.4 billion at March 31, 2023. The increase was due to market appreciation of $3.5 billion, partially offset by net outflows of $802 million and distributions of $1.3 billion. Net outflows included $407 million from preferred securities and $212 million from global listed infrastructure. Market appreciation included $1.8 billion from U.S. real estate and $1.3 billion from preferred securities. Distributions included $610 million from U.S. real estate and $525 million from preferred securities. Of these distributions, $970 million was reinvested and included in net flows. Our organic decay rate for open-end funds for the twelve months ended March 31, 2024 was (2.2%).
Institutional accounts
Assets under management in institutional accounts at March 31, 2024, which represented 39.9% of total assets under management, decreased 0.6% to $32.4 billion from $32.6 billion at March 31, 2023. The decrease was due to net outflows of $2.7 billion and distributions of $816 million, partially offset by market appreciation of $3.1 billion. Net outflows included $2.5 billion from global/international real estate. Market appreciation included $1.4 billion from U.S. real estate and $1.1 billion from global/international real estate. Distributions included $780 million from U.S. real estate. Our organic decay rate for institutional accounts for the twelve months ended March 31, 2024 was (8.2%).
Assets under management in advisory accounts at March 31, 2024, which represented 56.1% of institutional assets under management, decreased 1.6% to $18.2 billion from $18.5 billion at March 31, 2023. The decrease was due to net outflows of $2.3 billion, partially offset by market appreciation of $1.8 billion. Net outflows included $1.8 billion from global/international real estate and $631 million from preferred securities, partially offset by net inflows of $373 million into U.S. real estate. Market appreciation included $632 million from global/international real estate, $590 million from U.S. real estate and $380 million from preferred securities. Our organic decay rate for advisory accounts for the twelve months ended March 31, 2024 was (12.2%).
Assets under management in Japan subadvisory accounts at March 31, 2024, which represented 26.3% of institutional assets under management, decreased 2.0% to $8.5 billion from $8.7 billion at March 31, 2023. The decrease was due to net outflows of $288 million and distributions of $816 million, partially offset by market appreciation of $926 million. Net outflows included $275 million from global/international real estate. Market appreciation included $700 million from U.S. real estate. Distributions included $780 million from U.S. real estate. Our organic decay rate for Japan subadvisory accounts for the twelve months ended March 31, 2024 was (3.3%).
Assets under management in subadvisory accounts excluding Japan at March 31, 2024, which represented 17.6% of institutional assets under management, increased 5.4% to $5.7 billion from $5.4 billion at March 31, 2023. The increase was due to market appreciation of $419 million, partially offset by net outflows of $127 million. Net outflows included $391 million from global/international real estate, partially offset by net inflows of $220 million into U.S. real estate. Market appreciation included $239 million from global/international real estate and $124 million from U.S. real estate. Our organic decay rate for subadvisory accounts excluding Japan for the twelve months ended March 31, 2024 was (2.4%).
Closed-end funds
Assets under management in closed-end funds at March 31, 2024, which represented 13.7% of total assets under management, increased 2.3% to $11.1 billion from $10.9 billion at March 31, 2023. The increase was primarily due to market appreciation of $865 million, partially offset by distributions of $616 million.

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended March 31,
	2024	2023
U.S. GAAP
Revenue	$122,710	$126,082
Expenses	$82,445	$81,183
Operating income	$40,265	$44,899
Non-operating income (loss) (1)	$5,037	$1,632
Net income attributable to common stockholders	$34,004	$35,314
Diluted earnings per share	$0.68	$0.71
Operating margin	32.8%	35.6%

As Adjusted (2)
Net income attributable to common stockholders	$34,653	$37,594
Diluted earnings per share	$0.70	$0.76
Operating margin	35.5%	38.0%
_________________________
(1)Included amounts attributable to third-party interests in consolidated investment vehicles. Refer to non-operating income (loss) tables on pages 28-29 for additional detail.
(2)Refer to pages 30-31 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenue

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$60,787	$62,520	$(1,733)	(2.8)%
Institutional accounts	30,352	30,629	$(277)	(0.9)%
Closed-end funds	24,206	24,885	$(679)	(2.7)%
Total	115,345	118,034	$(2,689)	(2.3)%
Distribution and service fees	6,817	7,562	$(745)	(9.9)%
Other	548	486	$62	12.8%
Total revenue	$122,710	$126,082	$(3,372)	(2.7)%
Investment advisory and administration fees decreased from the three months ended March 31, 2023, primarily due to lower average assets under management across all three types of investment vehicles, partially offset by one more day in the three months ended March 31, 2024.
Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 66.2 bps and 66.0 bps for the three months ended March 31, 2024 and 2023, respectively.
Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.8 bps and 37.2 bps for the three months ended March 31, 2024 and 2023, respectively.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.8 bps and 88.9 bps for the three months ended March 31, 2024 and 2023, respectively.

Distribution and service fees decreased from the three months ended March 31, 2023, primarily due to lower average assets under management in U.S. open-end funds.
Expenses

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Employee compensation and benefits	$52,003	$48,857	$3,146	6.4%
Distribution and service fees	13,395	14,216	$(821)	(5.8)%
General and administrative	14,793	17,122	$(2,329)	(13.6)%
Depreciation and amortization	2,254	988	$1,266	128.1%
Total expenses	$82,445	$81,183	$1,262	1.6%
Employee compensation and benefits increased from the three months ended March 31, 2023, primarily due to the accelerated vesting of certain restricted stock units.
Distribution and service fee expenses decreased from the three months ended March 31, 2023, primarily due to lower average assets under management in U.S. open-end funds.
General and administrative expenses decreased from the three months ended March 31, 2023, primarily due to lower rent expense of $1.6 million related to the expiration of the lease for the Company’s prior headquarters in January 2024 and a decrease in recruitment fees of $468,000.
Depreciation and amortization increased from the three months ended March 31, 2023. The three months ended March 31, 2024 included depreciation and amortization on fixed assets and leasehold improvements associated with the Company's new corporate headquarters, which were placed in service in December 2023.
Operating Margin
Operating margin for the three months ended March 31, 2024 decreased to 32.8% from 35.6% for the three months ended March 31, 2023. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended
	March 31, 2024
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$985	$912	$2,022		$3,919
Gain (loss) from investments—net	561	627	(204)	(1)	984
Foreign currency gain (loss)—net	(208)	26	316	(2)	134
Total non-operating income (loss)	1,338	1,565	2,134		5,037
Net (income) loss attributable to noncontrolling interests	(410)	—	—		(410)
Non-operating income (loss) attributable to the company	$928	$1,565	$2,134		$4,627
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

(in thousands)	Three Months Ended
	March 31, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other		Total
Interest and dividend income—net	$884	$843	$1,489		$3,216
Gain (loss) from investments—net	(7)	45	(346)	(1)	(308)
Foreign currency gain (loss)—net	41	24	(1,341)	(2)	(1,276)
Total non-operating income (loss)	918	912	(198)		1,632
Net (income) loss attributable to noncontrolling interests	(984)	—	—		(984)
Non-operating income (loss) attributable to the company	$(66)	$912	$(198)		$648
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
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.9	3.1
Non-deductible executive compensation	0.9	3.0
Excess tax benefits related to the vesting and delivery of restricted stock units	(0.6)	(4.6)
Valuation allowance on corporate seed investments	(0.2)	—
Unrecognized tax benefit adjustments	—	0.2
Other	0.3	(0.2)
Effective income tax rate	24.3%	22.5%

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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income attributable to common stockholders, U.S. GAAP	$34,004	$35,314
Seed investments—net (1)	(1,003)	968
Accelerated vesting of restricted stock units	2,211	245
Lease transition and other costs - 280 Park Avenue (2)	807	2,443
Foreign currency exchange (gains) losses—net (3)	(456)	1,090
Tax adjustments—net (4)	(910)	(2,466)
Net income attributable to common stockholders, as adjusted	$34,653	$37,594

Diluted weighted average shares outstanding	49,835	49,402
Diluted earnings per share, U.S. GAAP	$0.68	$0.71
Seed investments—net (1)	(0.02)	0.02
Accelerated vesting of restricted stock units	0.05	0.01
Lease transition and other costs - 280 Park Avenue (2)	0.02	0.05
Foreign currency exchange (gains) losses—net (3)	(0.01)	0.02
Tax adjustments—net (4)	(0.02)	(0.05)
Diluted earnings per share, as adjusted	$0.70	$0.76
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
(3)Represents net foreign currency exchange (gain) loss associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(4)Tax adjustments are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2024	2023
Exclusion of tax effects associated with items noted above	$(500)	$(1,285)
Exclusion of discrete tax items	(410)	(1,181)
Total tax adjustments	$(910)	$(2,466)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Revenue, U.S. GAAP	$122,710	$126,082
Seed investments (1)	234	183
Revenue, as adjusted	$122,944	$126,265

Expenses, U.S. GAAP	$82,445	$81,183
Seed investments (1)	(175)	(267)
Accelerated vesting of restricted stock units	(2,211)	(245)
Lease transition and other costs - 280 Park Avenue (2)	(807)	(2,443)
Expenses, as adjusted	$79,252	$78,228

Operating income, U.S. GAAP	$40,265	$44,899
Seed investments (1)	409	450
Accelerated vesting of restricted stock units	2,211	245
Lease transition and other costs - 280 Park Avenue (2)	807	2,443
Operating income, as adjusted	$43,692	$48,037

Operating margin, U.S. GAAP	32.8%	35.6%
Operating margin, as adjusted	35.5%	38.0%
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

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2024	2023
Non-operating income (loss), U.S. GAAP	$5,037	$1,632
Seed investments—net (1)	(1,822)	(466)
Foreign currency exchange (gains) losses—net (2)	(456)	1,090
Non-operating income (loss), as adjusted	$2,759	$2,256
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles and other seed investments from the Company's financial results.
(2)Represents net foreign currency exchange (gain) loss associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.

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
The table below summarizes net liquid assets:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$99,521	$187,442
U.S. Treasury securities	59,520	59,942
Liquid seed investments—net	74,071	71,375
Other current assets	80,558	73,360
Current liabilities	(54,324)	(106,603)
Net liquid assets	$259,346	$285,516
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
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At March 31, 2024, receivables from institutional accounts comprised 48.6% of other current assets, while receivables from open-end and closed-end funds, together, comprised 44.3% of other current assets. We perform a review of our receivables on an ongoing basis in order to assess collectability and, based on our analysis at March 31, 2024, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12-months, certain income taxes payable and other liabilities and accrued expenses.
Future liquidity needs
Our business has become more capital intensive. Potential uses of capital range from, among other things, seeding new strategies and investment vehicles, co-investing in private real estate vehicles, funding the upfront costs associated with closed-end fund launches and rights offerings, and making various investments to grow our firm infrastructure as our business scales. In order to provide us with the financial flexibility to pursue these opportunities, we have a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026. Borrowings under the Credit Agreement, if any, will be used for working capital and other general corporate purposes. To date, we have not drawn on the Credit Agreement.

On April 22, 2024, we issued 1,007,057 shares of common stock through an “at-the-market” equity offering program (the ATM Program). The net proceeds to the Company, after deducting commissions and estimated offering expenses, were approximately $68.4 million. We intend to use the net proceeds for general corporate purposes, including seeding track record strategies and investment vehicles. We will not offer or sell any additional shares of our common stock under the ATM Program and have terminated the program effective April 22, 2024.
We have committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) of which $28.3 million remained unfunded. On May 1, 2024, we funded an additional $6.6 million of this commitment. In addition, we have committed to invest up to $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) of which $101.2 million remained unfunded as of March 31, 2024. There are contractual restrictions on redemption of our seed investments in REOF and CNSREIT.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flow Data:
Net cash provided by (used in) operating activities	$4,863	$(14,966)
Net cash provided by (used in) investing activities	(29,361)	(35,007)
Net cash provided by (used in) financing activities	(64,261)	(46,519)
Net increase (decrease) in cash and cash equivalents	(88,759)	(96,492)
Effect of foreign exchange rate changes on cash and cash equivalents	(708)	1,409
Cash and cash equivalents, beginning of the period	189,603	248,714
Cash and cash equivalents, end of the period	100,136	153,631
Cash and cash equivalents decreased by $88.8 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2024. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $4.9 million for the three months ended March 31, 2024. Net cash used in investing activities was $29.4 million, which included the funding of $23.6 million of our $125.0 million commitment to CNSREIT and purchases of property and equipment of $4.3 million. Net cash used in financing activities was $64.3 million, including dividends paid to stockholders of $29.3 million, repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $19.4 million and net distributions from noncontrolling interests of $15.9 million.
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

Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at March 31, 2024:

(in thousands)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$10,790	$13,960	$14,646	$14,629	$14,442	$153,397	$221,864
Purchase obligations (1)	5,922	6,334	3,425	363	25	—	16,069
Other liability (2)	1,662	2,077	—	—	—	—	3,739
Total	$18,374	$22,371	$18,071	$14,992	$14,467	$153,397	$241,672
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
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of March 31, 2024, we had funded $21.7 million of this commitment. On May 1, 2024, we funded an additional $6.6 million of this commitment. In addition, we have committed to invest up to $125.0 million in CNSREIT. As of March 31, 2024, we had funded $23.8 million of this commitment. The timing for funding the remaining portion of our commitments is uncertain.
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
On May 2, 2024, we declared a quarterly dividend on our common stock in the amount of $0.59 per share. This dividend will be payable on May 23, 2024 to stockholders of record at the close of business on May 13, 2024.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes to the Company’s accounting estimates for the three months ended March 31, 2024.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and other general economic conditions, including inflation, which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations, our revenue and the value of our seed investments may change.
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

Corporate Seed investments—net
Our seed investments are comprised of both liquid and illiquid holdings. Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Illiquid seed investments are generally comprised of limited partnership interests in private real estate vehicles and our seed investment in CNSREIT for which there may be contractual restrictions on redemption.
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of March 31, 2024 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$74,071	$(42,693)	$31,378	$34,516	$28,240
Illiquid seed investments—net	$40,445	$—	$40,445	$44,490	$36,401

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

PART II—Other Information

Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2024	266,000	$72.42	—	—
February 1 through February 29, 2024	1,361	$71.75	—	—
March 1 through March 31, 2024	32	$70.21	—	—
Total	267,393	$72.42	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	May 3, 2024	Cohen & Steers, Inc.

/s/ Matthew S. Stadler
Name: Matthew S. Stadler
Title: Executive Vice President & Chief Financial Officer

Date:	May 3, 2024	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer