Form 10-Q
period 2024-06-30
COHEN & STEERS, INC.
filed 2024-08-02
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 2024 was 50,551,178.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$122,013	$187,442
Investments ($175,734 and $159,931) (1)	371,345	258,970
Accounts receivable	65,267	68,889
Due from brokers ($479 and $13) (1)	3,657	4,677
Property and equipment—net	70,326	66,336
Operating lease right-of-use assets—net	101,624	103,302
Goodwill and intangible assets—net	19,091	19,395
Other assets ($509 and $644) (1)	30,729	27,543
Total assets	$784,052	$736,554

Liabilities:
Accrued compensation and benefits	$32,967	$66,382
Distribution and service fees payable	9,051	10,144
Operating lease liabilities	141,437	140,408
Income tax payable	646	5,115
Due to brokers ($501 and $119) (1)	595	201
Other liabilities and accrued expenses ($442 and $449) (1)	14,952	21,657
Total liabilities	199,648	243,907
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	114,570	106,463
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 57,450,598 and 55,788,720 shares issued at June 30, 2024 and December 31, 2023, respectively	574	558
Additional paid-in capital	916,006	818,269
Accumulated deficit	(153,360)	(158,186)
Accumulated other comprehensive loss	(8,874)	(7,708)
Treasury stock, at cost, 6,901,862 and 6,633,273 shares at June 30, 2024 and December 31, 2023, respectively	(291,173)	(271,705)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	463,173	381,228
Nonredeemable noncontrolling interests	6,661	4,956
Total stockholders’ equity	469,834	386,184
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$784,052	$736,554
_________________________
(1)    Amounts in parentheses represent the aggregate balances at June 30, 2024 and December 31, 2023 attributable to variable interest entities consolidated by the Company. Refer to Note 4, Investments for further discussion.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Investment advisory and administration fees	$114,577	$113,118	$229,922	$231,152
Distribution and service fees	6,631	6,977	13,448	14,539
Other	513	535	1,061	1,021
Total revenue	121,721	120,630	244,431	246,712
Expenses:
Employee compensation and benefits	53,097	48,893	105,100	97,750
Distribution and service fees	13,270	13,329	26,665	27,545
General and administrative	14,684	16,728	29,477	33,850
Depreciation and amortization	2,268	839	4,522	1,827
Total expenses	83,319	79,789	165,764	160,972
Operating income	38,402	40,841	78,667	85,740
Non-operating income (loss):
Interest and dividend income—net	5,057	3,428	8,976	6,644
Gain (loss) from investments—net	(2,018)	356	(1,034)	48
Foreign currency gain (loss)—net	(483)	(1,134)	(349)	(2,410)
Total non-operating income (loss)	2,556	2,650	7,593	4,282
Income before provision for income taxes	40,958	43,491	86,260	90,022
Provision for income taxes	10,881	10,986	21,769	21,219
Net income	30,077	32,505	64,491	68,803
Net (income) loss attributable to noncontrolling interests	1,694	(727)	1,284	(1,711)
Net income attributable to common stockholders	$31,771	$31,778	$65,775	$67,092

Earnings per share attributable to common stockholders:
Basic	$0.63	$0.64	$1.32	$1.36
Diluted	$0.63	$0.64	$1.31	$1.36

Weighted average shares outstanding:
Basic	50,419	49,315	49,994	49,257
Diluted	50,770	49,463	50,303	49,433

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$30,077	$32,505	$64,491	$68,803
Net (income) loss attributable to noncontrolling interests	1,694	(727)	1,284	(1,711)
Net income attributable to common stockholders	31,771	31,778	65,775	67,092
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(184)	676	(1,166)	2,247
Total comprehensive income attributable to common stockholders	$31,587	$32,454	$64,609	$69,339

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2024	$564	$832,496	$(154,361)	$(8,690)	$(291,069)	$4,982	$383,922	$90,909
Dividends ($0.59 per share)	—	—	(30,770)	—	—	—	(30,770)	—
Issuance of common stock	—	319	—	—	30	—	349	—
Issuance of common stock from offering, net of issuance costs	10	68,454	—	—	—	—	68,464	—
Repurchase of common stock	—	—	—	—	(134)	—	(134)	—
Issuance of restricted stock units—net	—	1,062	—	—	—	—	1,062	—
Amortization of restricted stock units—net	—	13,675	—	—	—	—	13,675	—
Net income (loss)	—	—	31,771	—	—	(301)	31,470	(1,393)
Other comprehensive income (loss)	—	—	—	(184)	—	—	(184)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,980	1,980	25,054
June 30, 2024	$574	$916,006	$(153,360)	$(8,874)	$(291,173)	$6,661	$469,834	$114,570

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2023	$558	$781,300	$(165,053)	$(9,213)	$(270,610)	$5,363	$342,345	$87,249
Dividends ($0.57 per share)	—	—	(28,956)	—	—	—	(28,956)	—
Issuance of common stock	—	342	—	—	—	—	342	—
Repurchase of common stock	—	—	—	—	(187)	—	(187)	—
Issuance of restricted stock units—net	—	1,308	—	—	—	—	1,308	—
Amortization of restricted stock units—net	—	11,209	—	—	—	—	11,209	—
Net income (loss)	—	—	31,778		—	(193)	31,585	920
Other comprehensive income (loss)	—	—	—	676	—	—	676	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	67	67	(2,651)
June 30, 2023	$558	$794,159	$(162,231)	$(8,537)	$(270,797)	$5,237	$358,389	$85,518

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)—(Continued)
(in thousands, except per share data)

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2024	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463
Dividends ($1.18 per share)	—	—	(60,949)	—	—	—	(60,949)	—
Issuance of common stock	6	733	—	—	30	—	769	—
Issuance of common stock from offering, net of issuance costs	10	68,454	—	—	—	—	68,464	—
Repurchase of common stock	—	—	—	—	(19,498)	—	(19,498)	—
Issuance of restricted stock units—net	—	2,332	—	—	—	—	2,332	—
Amortization of restricted stock units—net	—	26,218	—	—	—	—	26,218	—
Net income (loss)	—	—	65,775	—	—	(275)	65,500	(1,009)
Other comprehensive income (loss)	—	—	—	(1,166)	—	—	(1,166)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,980	1,980	9,116
June 30, 2024	$574	$916,006	$(153,360)	$(8,874)	$(291,173)	$6,661	$469,834	$114,570

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2023	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335
Dividends ($1.14 per share)	—	—	(57,906)	—	—	—	(57,906)	—
Issuance of common stock	7	791	—	—	—	—	798	—
Repurchase of common stock	—	—	—	—	(20,628)	—	(20,628)	—
Issuance of restricted stock units—net	—	2,486	—	—	—	—	2,486	—
Amortization of restricted stock units—net	—	21,509	—	—	—	—	21,509	—
Net income (loss)	—	—	67,092	—	—	(440)	66,652	2,151
Other comprehensive income (loss)	—	—	—	2,247	—	—	2,247	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,623	1,623	(1,968)
June 30, 2023	$558	$794,159	$(162,231)	$(8,537)	$(270,797)	$5,237	$358,389	$85,518
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$64,491	$68,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	26,917	22,410
Depreciation and amortization	5,558	2,341
Amortization of right-of-use assets	3,431	7,973
(Gain) loss from investments—net	1,034	(48)
Deferred income taxes	1,157	480
Foreign currency (gain) loss	444	573
Amortization (accretion) of premium (discount) on U.S. Treasury securities—net	71	8
Changes in operating assets and liabilities:
Accounts receivable	3,178	2,886
Due from brokers	1,236	(474)
Investments within consolidated investment vehicles	(19,693)	(2,882)
Other assets	(3,767)	(7,082)
Accrued compensation and benefits	(33,415)	(46,277)
Distribution and service fees payable	(1,093)	139
Operating lease liabilities	(724)	(2,546)
Due to brokers	382	1,210
Income tax payable	(5,975)	(9,896)
Other liabilities and accrued expenses	(6,995)	1,097
Net cash provided by (used in) operating activities	36,237	38,715
Cash flows from investing activities:
Purchases of investments	(232,960)	(45,216)
Proceeds from sales and maturities of investments	137,782	34,125
Purchases of property and equipment	(8,565)	(20,131)
Net cash provided by (used in) investing activities	(103,743)	(31,222)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	654	678
Proceeds from issuance of common stock from offering, net of issuance costs	68,464	—
Repurchase of common stock for employee tax withholding	(19,498)	(20,628)
Dividends to stockholders	(59,201)	(56,202)
Net contributions (distributions) from noncontrolling interests	11,096	(345)
Other	(15)	(603)
Net cash provided by (used in) financing activities	1,500	(77,100)
Net increase (decrease) in cash and cash equivalents	(66,006)	(69,607)
Effect of foreign exchange rate changes on cash and cash equivalents	(810)	2,044
Cash and cash equivalents, beginning of the period	189,603	248,714
Cash and cash equivalents, end of the period	$122,787	$181,151
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of June 30,
(in thousands)	2024	2023
Cash and cash equivalents	$122,013	$178,471
Cash included in investments (1)	774	2,680
Total cash and cash equivalents within condensed consolidated statements of cash flows	$122,787	$181,151
________________________
(1)    Cash included in investments represents operating cash held in consolidated investment vehicles.
During the six months ended June 30, 2024 and 2023, the Company paid taxes, net of tax refunds, of $26.6 million and $30.6 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $1.7 million for both the six months ended June 30, 2024 and 2023. These amounts are included in the issuance of restricted stock units—net and in dividends in the condensed consolidated statements of changes in stockholders' equity.
Non-cash investing activities for the six months ended June 30, 2023 included $9.3 million related to purchases of property and equipment in connection with the Company's current headquarters that remained unpaid at June 30, 2023.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires enhanced disclosure of reportable segments and additional information about a segment’s expenses. This new guidance became effective on January 1, 2024. The Company's adoption of this new standard did not have an impact on the Company's condensed consolidated financial statements.
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
Due from/to Brokers—The Company, including the consolidated investment vehicles, may transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balances represent cash and/or collateral balances at brokers/custodians and/or receivables and payables for unsettled securities transactions with brokers/custodians.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than quarterly. The Company's investments are categorized as follows:
•Equity investments at fair value generally represent common stocks, limited partnership interests, master limited partnership interests, preferred securities, and seed investments in Company-sponsored vehicles including its non-traded REIT.
•Trading investments generally represent U.S. Treasury securities and investment-grade corporate debt securities.
The Company has elected the fair value option for a seed investment that otherwise would have been accounted for using the equity method of accounting. The fair value of this seed investment is based on the monthly published net asset value (NAV), which is an observable transaction price, however, shares are not actively traded as subscription and redemption activity happens monthly. Realized and unrealized gains and losses are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Distributions from this seed investment are recorded in interest and dividend income—net in the Company's condensed consolidated statements of operations when earned.
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
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the life of the lease and thereafter, are remeasured if there is a change in lease terms. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company uses an estimated incremental borrowing rate based on the information available as of the applicable lease commencement date in determining the present value of lease payments. The operating lease ROU assets reflect any upfront lease payments made as well as lease incentives received.
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
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable condensed consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's condensed consolidated statements of comprehensive income. The cumulative translation adjustment was $(8.9) million and $(7.7) million at June 30, 2024 and December 31, 2023, respectively, and was reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the U.S. dollar within certain foreign subsidiaries and gains and losses arising on revaluation of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s condensed consolidated statements of operations.

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

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Client domicile:
North America	$106,059	$104,686	$212,947	$214,456
Japan	7,533	8,014	15,321	16,133
Europe, Middle East and Africa	4,544	4,654	8,927	9,541
Asia Pacific excluding Japan	3,585	3,276	7,236	6,582
Total	$121,721	$120,630	$244,431	$246,712

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Investment vehicle:
Open-end funds	$67,445	$66,574	$135,597	$137,142
Institutional accounts	30,179	30,166	60,531	60,795
Closed-end funds	24,097	23,890	48,303	48,775
Total	$121,721	$120,630	$244,431	$246,712
4. Investments

The following table summarizes the Company's investments:

(in thousands)	June 30, 2024	December 31, 2023
Equity investments at fair value	$226,683	$180,958
Trading	144,649	77,996
Equity method	13	16
Total investments	$371,345	$258,970

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes gain (loss) from investments—net, including derivative financial instruments, the majority of which are used to economically hedge certain exposures (see Note 6, Derivatives):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net realized gains (losses) during the period	$(147)	$(761)	$(2,373)	$(3,091)
Net unrealized gains (losses) during the period on investments still held at the end of the period	(1,871)	1,117	1,339	3,139
Gain (loss) from investments—net (1)	$(2,018)	$356	$(1,034)	$48
________________________
(1)Included gain (loss) attributable to noncontrolling interests.
The following table summarizes the statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	June 30, 2024	December 31, 2023
Assets (1)
Investments	$175,734	$159,931
Due from brokers	479	$13
Other assets	509	$644
Total assets	176,722	160,588

Liabilities (1)
Due to brokers	$501	$119
Other liabilities and accrued expenses	442	$449
Total liabilities	943	568

Net assets	$175,779	$160,020

Attributable to the Company	$54,548	$48,601
Attributable to noncontrolling interests	121,231	111,419
Net assets	$175,779	$160,020
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables present fair value measurements:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
Cash equivalents	$85,500	$—	$—	$—	$85,500
Equity investments at fair value:
Common stocks	$178,535	$—	$—	$—	$178,535
Limited partnership interests	—	—	19,997	1,065	21,062
Master limited partnership interests	246	—	—	—	246
Preferred securities	1,583	67	—	—	1,650
Non-Traded REIT	—	24,859	—	—	24,859
Other	209	—	—	122	331
Total	$180,573	$24,926	$19,997	$1,187	$226,683
Trading investments:
Fixed income	$—	$144,649	$—	$—	$144,649
Equity method investments	$—	$—	$—	$13	$13

Total investments	$180,573	$169,575	$19,997	$1,200	$371,345

Derivatives - assets:
Total return swaps	$—	$40	$—	$—	$40
Forward contracts - foreign exchange	—	274	—	—	274
Total	$—	$314	$—	$—	$314
Derivatives - liabilities:
Total return swaps	$—	$1,329	$—	$—	$1,329
Forward contracts - foreign exchange	—	19	—	—	19
Total	$—	$1,348	$—	$—	$1,348
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
Equity investments at fair value classified as Level 2 included common stocks, Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) and preferred securities, for which quoted prices in active markets are not available. Fair values were generally based on quoted prices for similar instruments in active markets. Effective January 1, 2024, the Company deconsolidated its investment in CNSREIT and elected the fair value option to align the measurement of the seed investment and the related gains and losses with other seed investments. The fair value of the seed investment in CNSREIT was $24.9 million and the Company's ownership interest was 49.7% at June 30, 2024. The unrealized gain on the seed investment in CNSREIT, which is included in gain (loss) from investments—net in the Company's condensed consolidated statements of operations, was $1.0 million and $1.1 million for the three and six months ended June 30, 2024, respectively.
Equity investments at fair value classified as Level 3 were comprised of limited partnership interests in joint ventures that hold investments in private real estate.
Trading investments classified as Level 2 were comprised of U.S. Treasury securities and investment-grade corporate debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient including limited partnership interests in private real estate funds. At June 30, 2024 and December 31, 2023, the Company did not have the ability to redeem its interests in the majority of these investments.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$12,896	$13,633	$13,202	$10,759
Purchases/contributions	8,372	4,625	8,861	7,517
Sales/distributions	—	(2,975)	—	(2,975)
Unrealized gains (losses)	(1,271)	(1,297)	(2,066)	(1,315)
Balance at end of period	$19,997	$13,986	$19,997	$13,986
Unrealized and realized gains (losses), if any, in the above table were recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations.
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued no less than quarterly, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The Company has established a valuation committee, comprised of senior members from various departments within the Company, to administer, implement and oversee the valuation policies and procedures (the Valuation Committee). Additionally, the Company has retained an independent valuation services firm to assist in the determination of the fair value of certain private real estate investments.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of June 30, 2024 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$19,997	Discounted cash flow	Discount rate Terminal capitalization rate	9.50% 7.75%
		Transaction price	n/a

	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$13,202	Discounted cash flow	Discount rate Terminal capitalization rate	9.25% 7.75%
		Transaction price	n/a
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of June 30, 2024
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$1,741	$44,531	$40	$1,329
Forward contracts - foreign exchange	—	9,505	274	19
Total corporate derivatives	$1,741	$54,036	$314	$1,348

	As of December 31, 2023
	Notional Amount		Fair Value (1)
(in thousands)	Long	Short	Assets	Liabilities
Corporate derivatives:
Total return swaps	$2,284	$37,933	$28	$2,488
Forward contracts - foreign exchange	—	9,641	—	405
Total corporate derivatives	$2,284	$47,574	$28	$2,893
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
Collateral pledged for forward and swap contracts totaled $2.9 million and $4.5 million at June 30, 2024 and December 31, 2023, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Corporate derivatives:
Total return swaps	$(48)	$(25)	$(200)	$(677)
Forward contracts - foreign exchange	(264)	769	660	1,200
Total (1)	$(312)	$744	$460	$523
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$30,077	$32,505	$64,491	$68,803
Net (income) loss attributable to noncontrolling interests	1,694	(727)	1,284	(1,711)
Net income attributable to common stockholders	$31,771	$31,778	$65,775	$67,092
Basic weighted average shares outstanding	50,419	49,315	49,994	49,257
Dilutive potential shares from restricted stock units	351	148	309	176
Diluted weighted average shares outstanding	50,770	49,463	50,303	49,433

Basic earnings per share attributable to common stockholders	$0.63	$0.64	$1.32	$1.36
Diluted earnings per share attributable to common stockholders	$0.63	$0.64	$1.31	$1.36

Anti-dilutive common stock equivalents excluded from the calculation	—	214	5	141

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.9	3.1	2.9	3.1
Non-deductible executive compensation	1.4	1.4	1.2	2.2
Excess tax benefits related to the vesting and delivery of restricted stock units	—	—	(0.3)	(2.4)
Other	0.2	0.2	0.1	0.1
Effective income tax rate	25.5%	25.7%	24.9%	24.0%

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue the Company earned from these affiliated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Investment advisory and administration fees	$82,297	$81,113	$165,257	$166,612
Distribution and service fees	6,631	6,977	13,448	14,539
Total	$88,928	$88,090	$178,705	$181,151
Included in accounts receivable at June 30, 2024 and December 31, 2023 are receivables due from Company-sponsored funds, of $33.4 million and $32.5 million, respectively. Included in accounts payable at June 30, 2024 and December 31, 2023 are payables due to Company-sponsored funds of $1.5 million and $1.9 million, respectively.
Included in other assets at June 30, 2024 and December 31, 2023 is an advance to CNSREIT of $7.9 million and $7.3 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNSREIT's NAV is at least $1.0 billion. At June 30, 2024 and December 31, 2023, the Company determined the advance to be collectible.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of June 30, 2024, the Company was in compliance with these covenants.

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
The Company has committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. As of June 30, 2024, the Company had funded $28.3 million of this commitment.
In addition, the Company has committed to invest $125.0 million in CNSREIT. As of June 30, 2024, the Company had funded $23.8 million of this commitment. In July 2024, the Company funded an additional $8.4 million of this commitment.
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

13. Equity Offering
On April 22, 2024, the Company issued 1,007,057 shares of its common stock through an offering. The net proceeds to the Company, after deducting commissions and estimated offering expenses, were approximately $68.5 million. The Company will not offer or sell any additional shares of its common stock and terminated the offering effective April 22, 2024.

14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below and elsewhere in the footnotes, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On August 1, 2024, the Company declared a quarterly dividend on its common stock in the amount of $0.59 per share. This dividend will be payable on August 22, 2024 to stockholders of record at the close of business on August 12, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our revenue from the wealth channel is primarily derived from investment advisory, administration, distribution and service fees from open-end and closed-end funds as well as other commingled vehicles. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions to or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Open-end Funds
Assets under management, beginning of period	$37,685	$36,427	$37,032	$36,903
Inflows	2,936	2,782	6,238	6,256
Outflows	(3,037)	(3,290)	(5,770)	(7,069)
Net inflows (outflows)	(101)	(508)	468	(813)
Market appreciation (depreciation)	215	794	571	904
Distributions	(348)	(344)	(620)	(625)
Transfers	—	(160)	—	(160)
Total increase (decrease)	(234)	(218)	419	(694)
Assets under management, end of period	$37,451	$36,209	$37,451	$36,209
Percentage of total assets under management	46.4%	45.0%	46.4%	45.0%
Average assets under management	$36,943	$35,911	$36,929	$37,178

Institutional Accounts
Assets under management, beginning of period	$32,424	$32,604	$35,028	$32,373
Inflows	649	670	1,551	1,385
Outflows	(896)	(676)	(4,341)	(1,509)
Net inflows (outflows)	(247)	(6)	(2,790)	(124)
Market appreciation (depreciation)	216	776	339	1,384
Distributions	(171)	(259)	(355)	(518)
Transfers	—	160	—	160
Total increase (decrease)	(202)	671	(2,806)	902
Assets under management, end of period	$32,222	$33,275	$32,222	$33,275
Percentage of total assets under management	39.9%	41.4%	39.9%	41.4%
Average assets under management	$31,673	$32,682	$31,971	$33,047

Closed-end Funds
Assets under management, beginning of period	$11,126	$10,874	$11,076	$11,149
Inflows	3	2	7	13
Outflows	—	—	—	(85)
Net inflows (outflows)	3	2	7	(72)
Market appreciation (depreciation)	61	207	261	160
Distributions	(154)	(154)	(308)	(308)
Total increase (decrease)	(90)	55	(40)	(220)
Assets under management, end of period	$11,036	$10,929	$11,036	$10,929
Percentage of total assets under management	13.7%	13.6%	13.7%	13.6%
Average assets under management	$10,969	$10,813	$10,968	$11,081

Total
Assets under management, beginning of period	$81,235	$79,905	$83,136	$80,425
Inflows	3,588	3,454	7,796	7,654
Outflows	(3,933)	(3,966)	(10,111)	(8,663)
Net inflows (outflows)	(345)	(512)	(2,315)	(1,009)
Market appreciation (depreciation)	492	1,777	1,171	2,448
Distributions	(673)	(757)	(1,283)	(1,451)
Total increase (decrease)	(526)	508	(2,427)	(12)
Assets under management, end of period	$80,709	$80,413	$80,709	$80,413
Average assets under management	$79,585	$79,406	$79,868	$81,306

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory
Assets under management, beginning of period	$18,196	$18,490	$20,264	$18,631
Inflows	413	282	1,100	504
Outflows	(339)	(496)	(3,222)	(1,117)
Net inflows (outflows)	74	(214)	(2,122)	(613)
Market appreciation (depreciation)	97	388	225	646
Transfers	—	160	—	160
Total increase (decrease)	171	334	(1,897)	193
Assets under management, end of period	$18,367	$18,824	$18,367	$18,824
Percentage of institutional assets under management	57.0%	56.6%	57.0%	56.6%
Average assets under management	$17,963	$18,602	$18,015	$18,861

Japan Subadvisory
Assets under management, beginning of period	$8,535	$8,713	$9,026	$8,376
Inflows	25	283	68	668
Outflows	(211)	(89)	(566)	(148)
Net inflows (outflows)	(186)	194	(498)	520
Market appreciation (depreciation)	131	312	136	582
Distributions	(171)	(259)	(355)	(518)
Total increase (decrease)	(226)	247	(717)	584
Assets under management, end of period	$8,309	$8,960	$8,309	$8,960
Percentage of institutional assets under management	25.8%	26.9%	25.8%	26.9%
Average assets under management	$8,164	$8,653	$8,402	$8,696

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,693	$5,401	$5,738	$5,366
Inflows	211	105	383	213
Outflows	(346)	(91)	(553)	(244)
Net inflows (outflows)	(135)	14	(170)	(31)
Market appreciation (depreciation)	(12)	76	(22)	156
Total increase (decrease)	(147)	90	(192)	125
Assets under management, end of period	$5,546	$5,491	$5,546	$5,491
Percentage of institutional assets under management	17.2%	16.5%	17.2%	16.5%
Average assets under management	$5,546	$5,427	$5,554	$5,490

Total Institutional Accounts
Assets under management, beginning of period	$32,424	$32,604	$35,028	$32,373
Inflows	649	670	1,551	1,385
Outflows	(896)	(676)	(4,341)	(1,509)
Net inflows (outflows)	(247)	(6)	(2,790)	(124)
Market appreciation (depreciation)	216	776	339	1,384
Distributions	(171)	(259)	(355)	(518)
Transfers	—	160	—	160
Total increase (decrease)	(202)	671	(2,806)	902
Assets under management, end of period	$32,222	$33,275	$32,222	$33,275
Average assets under management	$31,673	$32,682	$31,971	$33,047

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. Real Estate
Assets under management, beginning of period	$38,476	$36,080	$38,550	$35,108
Inflows	1,996	1,614	4,085	3,647
Outflows	(1,845)	(1,500)	(3,573)	(3,099)
Net inflows (outflows)	151	114	512	548
Market appreciation (depreciation)	452	1,210	373	2,117
Distributions	(367)	(456)	(723)	(893)
Transfers	5	—	5	68
Total increase (decrease)	241	868	167	1,840
Assets under management, end of period	$38,717	$36,948	$38,717	$36,948
Percentage of total assets under management	48.0%	45.9%	48.0%	45.9%
Average assets under management	$37,466	$35,800	$37,601	$36,283

Preferred Securities
Assets under management, beginning of period	$18,589	$18,210	$18,164	$19,767
Inflows	823	1,241	2,056	2,695
Outflows	(1,272)	(1,606)	(2,523)	(3,932)
Net inflows (outflows)	(449)	(365)	(467)	(1,237)
Market appreciation (depreciation)	138	348	763	(144)
Distributions	(179)	(184)	(360)	(379)
Transfers	(5)	—	(6)	2
Total increase (decrease)	(495)	(201)	(70)	(1,758)
Assets under management, end of period	$18,094	$18,009	$18,094	$18,009
Percentage of total assets under management	22.4%	22.4%	22.4%	22.4%
Average assets under management	$18,294	$18,013	$18,352	$19,124

Global/International Real Estate
Assets under management, beginning of period	$13,442	$14,762	$15,789	$14,782
Inflows	410	368	1,030	641
Outflows	(543)	(458)	(3,371)	(875)
Net inflows (outflows)	(133)	(90)	(2,341)	(234)
Market appreciation (depreciation)	(196)	206	(320)	408
Distributions	(49)	(40)	(65)	(48)
Transfers	—	—	1	(70)
Total increase (decrease)	(378)	76	(2,725)	56
Assets under management, end of period	$13,064	$14,838	$13,064	$14,838
Percentage of total assets under management	16.2%	18.5%	16.2%	18.5%
Average assets under management	$13,045	$14,859	$13,290	$15,093

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Global Listed Infrastructure
Assets under management, beginning of period	$8,395	$8,596	$8,356	$8,596
Inflows	148	79	228	214
Outflows	(114)	(250)	(298)	(374)
Net inflows (outflows)	34	(171)	(70)	(160)
Market appreciation (depreciation)	73	12	266	47
Distributions	(56)	(58)	(106)	(104)
Total increase (decrease)	51	(217)	90	(217)
Assets under management, end of period	$8,446	$8,379	$8,446	$8,379
Percentage of total assets under management	10.5%	10.4%	10.5%	10.4%
Average assets under management	$8,430	$8,486	$8,310	$8,582

Other
Assets under management, beginning of period	$2,333	$2,257	$2,277	$2,172
Inflows	211	152	397	457
Outflows	(159)	(152)	(346)	(383)
Net inflows (outflows)	52	—	51	74
Market appreciation (depreciation)	25	1	89	20
Distributions	(22)	(19)	(29)	(27)
Total increase (decrease)	55	(18)	111	67
Assets under management, end of period	$2,388	$2,239	$2,388	$2,239
Percentage of total assets under management	3.0%	2.8%	3.0%	2.8%
Average assets under management	$2,350	$2,248	$2,315	$2,224

Total
Assets under management, beginning of period	$81,235	$79,905	$83,136	$80,425
Inflows	3,588	3,454	7,796	7,654
Outflows	(3,933)	(3,966)	(10,111)	(8,663)
Net inflows (outflows)	(345)	(512)	(2,315)	(1,009)
Market appreciation (depreciation)	492	1,777	1,171	2,448
Distributions	(673)	(757)	(1,283)	(1,451)
Total increase (decrease)	(526)	508	(2,427)	(12)
Assets under management, end of period	$80,709	$80,413	$80,709	$80,413
Average assets under management	$79,585	$79,406	$79,868	$81,306

Investment Performance at June 30, 2024
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
(2)    © 2024 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2024. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at June 30, 2024 increased 0.4% to $80.7 billion from $80.4 billion at June 30, 2023. The increase was due to market appreciation of $6.2 billion, partially offset by net outflows of $3.3 billion and distributions of $2.6 billion. Net outflows included $2.6 billion from global/international real estate and $1.1 billion from preferred securities. Market appreciation included $2.8 billion from U.S. real estate, $1.9 billion from preferred securities and $887 million from global/international real estate. Distributions included $1.5 billion from U.S. real estate and $720 million from preferred securities. Our organic decay rate for the twelve months ended June 30, 2024 was (4.1%). The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.
Open-end funds
Assets under management in open-end funds at June 30, 2024, which represented 46.4% of total assets under management, increased 3.4% to $37.5 billion from $36.2 billion at June 30, 2023. The increase was due to market appreciation of $2.9 billion, partially offset by net outflows of $395 million and distributions of $1.3 billion. Net outflows included $495 million from preferred securities and $160 million from global listed infrastructure, partially offset by net inflows of $301 million into U.S. real estate. Market appreciation included $1.4 billion from U.S. real estate and $1.2 billion from preferred securities. Distributions included $617 million from U.S. real estate and $521 million from preferred securities. Of these distributions, $978 million was reinvested and included in net flows. Our organic decay rate for open-end funds for the twelve months ended June 30, 2024 was (1.1%).
Institutional accounts
Assets under management in institutional accounts at June 30, 2024, which represented 39.9% of total assets under management, decreased 3.2% to $32.2 billion from $33.3 billion at June 30, 2023. The decrease was due to net outflows of $2.9 billion and distributions of $728 million, partially offset by market appreciation of $2.6 billion. Net outflows included $2.6 billion from global/international real estate. Market appreciation included $1.2 billion from U.S. real estate, $761 million from global/international real estate and $331 million from preferred securities. Distributions included $683 million from U.S. real estate. Our organic decay rate for institutional accounts for the twelve months ended June 30, 2024 was (8.7%).
Assets under management in advisory accounts at June 30, 2024, which represented 57.0% of institutional assets under management, decreased 2.4% to $18.4 billion from $18.8 billion at June 30, 2023. The decrease was due to net outflows of $2.0 billion, partially offset by market appreciation of $1.5 billion. Net outflows included $1.7 billion from global/international real estate. Market appreciation included $513 million from U.S. real estate, $434 million from global/international real estate and $323 million from preferred securities. Our organic decay rate for advisory accounts for the twelve months ended June 30, 2024 was (10.4%).
Assets under management in Japan subadvisory accounts at June 30, 2024, which represented 25.8% of institutional assets under management, decreased 7.3% to $8.3 billion from $9.0 billion at June 30, 2023. The decrease was due to net outflows of $668 million and distributions of $728 million, partially offset by market appreciation of $745 million. Net outflows included $401 million from U.S. real estate and $261 million from global/international real estate. Market appreciation included $551 million from U.S. real estate and $184 million from global/international real estate. Distributions included $683 million from U.S. real estate. Our organic decay rate for Japan subadvisory accounts for the twelve months ended June 30, 2024 was (7.5%).
Assets under management in subadvisory accounts excluding Japan at June 30, 2024, which represented 17.2% of institutional assets under management, were $5.5 billion at both June 30, 2024 and 2023. Assets under management at June 30, 2024 included market appreciation of $330 million, partially offset by net outflows of $275 million. Net outflows included $638 million from global/international real estate, partially offset by net inflows of $292 million into U.S. real estate. Market appreciation included $143 million from global/international real estate and $112 million from U.S. real estate. Our organic decay rate for subadvisory accounts excluding Japan for the twelve months ended June 30, 2024 was (5.0%).
Closed-end funds
Assets under management in closed-end funds at June 30, 2024, which represented 13.7% of total assets under management, increased 1.0% to $11.0 billion from $10.9 billion at June 30, 2023. The increase was primarily due to market appreciation of $719 million, partially offset by distributions of $615 million.

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. GAAP
Revenue	$121,721	$120,630	$244,431	$246,712
Expenses	$83,319	$79,789	$165,764	$160,972
Operating income	$38,402	$40,841	$78,667	$85,740
Non-operating income (loss) (1)	$2,556	$2,650	$7,593	$4,282
Net income attributable to common stockholders	$31,771	$31,778	$65,775	$67,092
Diluted earnings per share	$0.63	$0.64	$1.31	$1.36
Operating margin	31.5%	33.9%	32.2%	34.8%

As Adjusted (2)
Net income attributable to common stockholders	$34,532	$34,742	$69,185	$72,336
Diluted earnings per share	$0.68	$0.70	$1.38	$1.46
Operating margin	34.9%	36.4%	35.2%	37.3%
_________________________
(1)Included amounts attributable to third-party interests in consolidated investment vehicles.
(2)Refer to pages 32-33 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenue

(in thousands)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$60,301	$59,062	$1,239	2.1%
Institutional accounts	30,179	30,166	$13	—%
Closed-end funds	24,097	23,890	$207	0.9%
Total	114,577	113,118	$1,459	1.3%
Distribution and service fees	6,631	6,977	$(346)	(5.0%)
Other	513	535	$(22)	(4.1%)
Total revenue	$121,721	$120,630	$1,091	0.9%
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 65.6 bps and 66.0 bps for the three months ended June 30, 2024 and 2023, respectively.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.3 bps and 37.0 bps for the three months ended June 30, 2024 and 2023, respectively. The increase in the implied annualized effective fee rate reflected net inflows into higher fee paying accounts.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.4 and 88.6 bps for the three months ended June 30, 2024 and 2023, respectively.
Distribution and service fees decreased from the three months ended June 30, 2023, primarily due to a shift in the composition of assets under management.

Expenses

(in thousands)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Employee compensation and benefits	$53,097	$48,893	$4,204	8.6%
Distribution and service fees	13,270	13,329	$(59)	(0.4%)
General and administrative	14,684	16,728	$(2,044)	(12.2%)
Depreciation and amortization	2,268	839	$1,429	170.3%
Total expenses	$83,319	$79,789	$3,530	4.4%
Employee compensation and benefits increased from the three months ended June 30, 2023, primarily due to higher amortization of restricted stock units of $3.0 million, which included $2.4 million of accelerated vesting attributable to retirements, and an increase in salaries of $864,000.
General and administrative expenses decreased from the three months ended June 30, 2023, primarily due to lower rent expense of $2.3 million related to the expiration of the lease for the Company’s prior headquarters in January 2024, partially offset by higher travel and entertainment of $473,000.

Depreciation and amortization increased from the three months ended June 30, 2023. The three months ended June 30, 2024 included depreciation and amortization on fixed assets and leasehold improvements associated with the Company's current headquarters that were placed in service in December 2023.
Operating Margin
Operating margin for the three months ended June 30, 2024 decreased to 31.5% from 33.9% for the three months ended June 30, 2023. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended
	June 30, 2024
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other	Total
Interest and dividend income—net	$1,205	$1,192	$2,660	$5,057
Gain (loss) from investments—net	(3,264)	1,308	(62)	(2,018)
Foreign currency gain (loss)—net	(307)	(6)	(170)	(483)
Total non-operating income (loss)	(2,366)	2,494	2,428	2,556
Net (income) loss attributable to noncontrolling interests	1,694	—	—	1,694
Non-operating income (loss) attributable to the Company	$(672)	$2,494	$2,428	$4,250

(in thousands)	Three Months Ended
	June 30, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other	Total
Interest and dividend income—net	$1,050	$939	$1,439	$3,428
Gain (loss) from investments—net	13	25	318	356
Foreign currency gain (loss)—net	(88)	1	(1,047)	(1,134)
Total non-operating income (loss)	975	965	710	2,650
Net (income) loss attributable to noncontrolling interests	(727)	—	—	(727)
Non-operating income (loss) attributable to the Company	$248	$965	$710	$1,923

A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.9	3.1
Non-deductible executive compensation	1.4	1.4
Other	0.2	0.2
Effective income tax rate	25.5%	25.7%

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenue

(in thousands)	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$121,088	$121,582	$(494)	(0.4)%
Institutional accounts	60,531	60,795	$(264)	(0.4)%
Closed-end funds	48,303	48,775	$(472)	(1.0)%
Total	229,922	231,152	$(1,230)	(0.5)%
Distribution and service fees	13,448	14,539	$(1,091)	(7.5)%
Other	1,061	1,021	$40	3.9%
Total revenue	$244,431	$246,712	$(2,281)	(0.9)%
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 65.9 bps for both the six months ended June 30, 2024 and 2023.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.1 bps and 37.1 bps for the six months ended June 30, 2024 and 2023, respectively. The increase in the implied annualized effective fee rate reflected net inflows into higher fee paying accounts.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.6 bps and 88.8 bps for the six months ended June 30, 2024 and 2023, respectively.
Distribution and service fees decreased from the six months ended June 30, 2023, primarily due to a shift in the composition of assets under management.
Expenses

(in thousands)	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Employee compensation and benefits	$105,100	$97,750	$7,350	7.5%
Distribution and service fees	26,665	27,545	$(880)	(3.2)%
General and administrative	29,477	33,850	$(4,373)	(12.9)%
Depreciation and amortization	4,522	1,827	$2,695	147.5%
Total expenses	$165,764	$160,972	$4,792	3.0%
Employee compensation and benefits increased from the six months ended June 30, 2023, primarily due to higher amortization of restricted stock units of $6.0 million, which included $4.3 million of accelerated vesting attributable to retirements, and an increase in salaries of $1.7 million.

Distribution and service fees decreased from the six months ended June 30, 2023, primarily due to a shift in the composition of assets under management.
General and administrative expenses decreased from the six months ended June 30, 2023, primarily due to lower rent expense of $3.9 million related to the expiration of the lease for the Company’s prior headquarters in January 2024.

Depreciation and amortization increased from the six months ended June 30, 2023. The six months ended June 30, 2024 included depreciation and amortization on fixed assets and leasehold improvements associated with the Company's current headquarters that were placed in service in December 2023.
Operating Margin
Operating margin for the six months ended June 30, 2024 decreased to 32.2% from 34.8% for the six months ended June 30, 2023.
Non-operating Income (Loss)

(in thousands)	Six Months Ended
	June 30, 2024
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other	Total
Interest and dividend income—net	$2,190	$2,104	$4,682	$8,976
Gain (loss) from investments—net	(2,703)	1,935	(266)	(1,034)
Foreign currency gain (loss)—net	(515)	20	146	(349)
Total non-operating income (loss)	(1,028)	4,059	4,562	7,593
Net (income) loss attributable to noncontrolling interests	1,284	—	—	1,284
Non-operating income (loss) attributable to the Company	$256	$4,059	$4,562	$8,877

(in thousands)	Six Months Ended
	June 30, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other	Total
Interest and dividend income—net	$1,934	$1,782	$2,928	$6,644
Gain (loss) from investments—net	6	70	(28)	48
Foreign currency gain (loss)—net	(47)	25	(2,388)	(2,410)
Total non-operating income (loss)	1,893	1,877	512	4,282
Net (income) loss attributable to noncontrolling interests	(1,711)	—	—	(1,711)
Non-operating income (loss) attributable to the Company	$182	$1,877	$512	$2,571

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate and the effective income tax rate is summarized in the following table:

	Six Months Ended June 30,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.9	3.1
Non-deductible executive compensation	1.2	2.2
Excess tax benefits related to the vesting and delivery of restricted stock units	(0.3)	(2.4)
Other	0.1	0.1
Effective income tax rate	24.9%	24.0%

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
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per share data)	2024		2023		2024	2023
Net income attributable to common stockholders, U.S. GAAP	$31,771		$31,778		$65,775	$67,092
Seed investments—net (1)	(84)		35		(1,087)	1,003
Accelerated vesting of restricted stock units	2,496		108		4,707	353
Other non-recurring expenses (2)	1,196		—		1,196	—
Lease transition and other costs - 280 Park Avenue (3)	—		2,498		807	4,941
Foreign currency exchange (gains) losses—net (4)	30		1,073		(426)	2,163
Tax adjustments—net (5)	(877)		(750)		(1,787)	(3,216)
Net income attributable to common stockholders, as adjusted	$34,532		$34,742		$69,185	$72,336

Diluted weighted average shares outstanding	50,770		49,463		50,303	49,433
Diluted earnings per share, U.S. GAAP	$0.63		$0.64		$1.31	$1.36
Seed investments—net (1)	—	*	—	*	(0.02)	0.02
Accelerated vesting of restricted stock units	0.05		—	*	0.09	0.01
Other non-recurring expenses (2)	0.02		—		0.02	—
Lease transition and other costs - 280 Park Avenue (3)	—		0.05		0.02	0.10
Foreign currency exchange (gains) losses—net (4)	—	*	0.02		(0.01)	0.04
Tax adjustments—net (5)	(0.02)		(0.01)		(0.03)	(0.07)
Diluted earnings per share, as adjusted	$0.68		$0.70		$1.38	$1.46
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents adjustment to remove the impact of consolidated investment vehicles and the net effect of corporate seed performance.
(2)Represents incremental expenses associated with the separation of certain employees.
(3)Represents adjustment to remove the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024. From a GAAP perspective, the Company recognized lease expense on both its prior and current headquarters as a result of overlapping lease terms.
(4)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(5)Tax adjustments are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Exclusion of tax effects associated with items noted above	$(1,045)	$(747)	$(1,545)	$(2,032)
Exclusion of discrete tax items	168	(3)	(242)	(1,184)
Total tax adjustments	$(877)	$(750)	$(1,787)	$(3,216)

Reconciliation of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Revenue, U.S. GAAP	$121,721	$120,630	$244,431	$246,712
Seed investments (1)	267	(321)	501	(138)
Revenue, as adjusted	$121,988	$120,309	$244,932	$246,574

Expenses, U.S. GAAP	$83,319	$79,789	$165,764	$160,972
Seed investments (1)	(181)	(694)	(356)	(961)
Accelerated vesting of restricted stock units	(2,496)	(108)	(4,707)	(353)
Other non-recurring expenses (2)	(1,196)	—	(1,196)	—
Lease transition and other costs - 280 Park Avenue (3)	—	(2,498)	(807)	(4,941)
Expenses, as adjusted	$79,446	$76,489	$158,698	$154,717

Operating income, U.S. GAAP	$38,402	$40,841	$78,667	$85,740
Seed investments (1)	448	373	857	823
Accelerated vesting of restricted stock units	2,496	108	4,707	353
Other non-recurring expenses (2)	1,196	—	1,196	—
Lease transition and other costs - 280 Park Avenue (3)	—	2,498	807	4,941
Operating income, as adjusted	$42,542	$43,820	$86,234	$91,857

Operating margin, U.S. GAAP	31.5%	33.9%	32.2%	34.8%
Operating margin, as adjusted	34.9%	36.4%	35.2%	37.3%
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles from the Company's financial results.
(2)Represents incremental expenses associated with the separation of certain employees.
(3)Represents adjustment to remove the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024. From a GAAP perspective, the Company recognized lease expense on both its prior and current headquarters as a result of overlapping lease terms.
Reconciliation of U.S. GAAP to As Adjusted Financial Results
Non-operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Non-operating income (loss), U.S. GAAP	$2,556	$2,650	$7,593	$4,282
Seed investments—net (1)	1,162	(1,065)	(660)	(1,531)
Foreign currency exchange (gains) losses—net (2)	30	1,073	(426)	2,163
Non-operating income (loss), as adjusted	$3,748	$2,658	$6,507	$4,914
_________________________
(1)Represents adjustment to remove the impact of consolidated investment vehicles and the net effect of corporate seed performance.
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
The table below summarizes net liquid assets:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$122,013	$187,442
U.S. Treasury securities	127,803	59,942
Liquid seed investments—net	75,330	71,375
Other current assets	70,020	73,360
Current liabilities	(71,021)	(106,603)
Net liquid assets	$324,145	$285,516
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
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At June 30, 2024, receivables from institutional accounts comprised 43.5% of other current assets, while receivables from open-end and closed-end funds, together, comprised 49.1% of other current assets. We perform a review of our receivables on an ongoing basis in order to assess collectability and, based on our analysis at June 30, 2024, there was no allowance for uncollectible accounts required.
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

On April 22, 2024, we issued 1,007,057 shares of common stock through an offering. The net proceeds to the Company, after deducting commissions and offering expenses, were approximately $68.5 million. We intend to use the net proceeds for general corporate purposes, including seeding track record strategies and investment vehicles. We will not offer or sell any additional shares of our common stock and terminated the offering effective April 22, 2024.
We have committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) of which $21.7 million remained unfunded. In addition, we have committed to invest $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) of which $101.2 million remained unfunded as of June 30, 2024. In July 2024, the Company funded an additional $8.4 million of its commitment to CNSREIT. There are contractual restrictions on redemption of our seed investments in REOF and CNSREIT.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flow Data:
Net cash provided by (used in) operating activities	$36,237	$38,715
Net cash provided by (used in) investing activities	(103,743)	(31,222)
Net cash provided by (used in) financing activities	1,500	(77,100)
Net increase (decrease) in cash and cash equivalents	(66,006)	(69,607)
Effect of foreign exchange rate changes on cash and cash equivalents	(810)	2,044
Cash and cash equivalents, beginning of the period	189,603	248,714
Cash and cash equivalents, end of the period	$122,787	$181,151
Cash and cash equivalents decreased by $66.0 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2024. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $36.2 million for the six months ended June 30, 2024. Net cash used in investing activities was $103.7 million, which included net purchases of U.S. Treasury securities held for corporate purposes of $68.0 million and the funding of $23.6 million of our $125.0 million commitment to CNSREIT. Net cash provided by financing activities was $1.5 million, including proceeds from issuance of common stock from offering of $68.5 million and net contributions from noncontrolling interests of $11.1 million, partially offset by dividends paid to stockholders of $59.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $19.5 million.
Cash and cash equivalents decreased by $69.6 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2023. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $38.7 million for the six months ended June 30, 2023. Net cash used in investing activities was $31.2 million, which included purchases of property and equipment of $20.1 million, primarily related to the build-out of our current headquarters, and net purchases of U.S. Treasury securities held for corporate purposes of $11.5 million. Net cash used in financing activities was $77.1 million, including dividends paid to stockholders of $56.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $20.6 million.

Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at June 30, 2024:

(in thousands)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$7,183	$13,940	$14,626	$14,609	$14,421	$153,397	$218,176
Purchase obligations (1)	4,044	6,542	3,553	403	26	—	14,568
Other liability (2)	—	2,077	—	—	—	—	2,077
Total	$11,227	$22,559	$18,179	$15,012	$14,447	$153,397	$234,821
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
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of June 30, 2024, we had funded $28.3 million of this commitment. In addition, we have committed to invest $125.0 million in CNSREIT. As of June 30, 2024, we had funded $23.8 million of this commitment. In July 2024, the Company funded an additional $8.4 million of its commitment to CNSREIT. The timing for funding the remaining portion of our commitments is uncertain.
Dividends
    Subject to the approval of our board of directors, we anticipate paying dividends. When determining whether to pay a dividend, we take into account general economic and business conditions, our strategic plans, our results of operations and financial condition, cash flow and liquidity, contractual, legal and regulatory restrictions on the payment of dividends, if any, by us and our subsidiaries and such other factors deemed relevant.
On August 1, 2024, we declared a quarterly dividend on our common stock in the amount of $0.59 per share. This dividend will be payable on August 22, 2024 to stockholders of record at the close of business on August 12, 2024.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes to the Company’s accounting estimates for the three months ended June 30, 2024.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and other general economic conditions, including inflation, which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees, which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations, our revenue and the value of our seed investments may change.
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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of June 30, 2024 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$75,330	$(44,210)	$31,120	$34,232	$28,008
Illiquid seed investments—net	$47,018	$—	$47,018	$51,720	$42,316

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2024	55	$69.94	—	—
May 1 through May 31, 2024	247	$70.56	—	—
June 1 through June 30, 2024	1,600	$70.80	—	—
Total	1,902	$70.74	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

10.1	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (4)

10.2	—	Letter Agreement between the Company and Raja Dakkuri (filed herewith)*

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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
*     Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 2, 2024	Cohen & Steers, Inc.

/s/ Raja Dakkuri
Name: Raja Dakkuri
Title: Executive Vice President & Chief Financial Officer

Date:	August 2, 2024	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer