Form 10-Q
period 2024-09-30
COHEN & STEERS, INC.
filed 2024-11-08
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 2024 was 50,557,758.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. We intend to use our website, www.cohenandsteers.com, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$106,474	$187,442
Investments ($68,244 and $159,931) (1)	320,883	258,970
Accounts receivable	78,673	68,889
Due from brokers ($101 and $13) (1)	2,446	4,677
Property and equipment—net	69,659	66,336
Operating lease right-of-use assets—net	100,927	103,302
Goodwill and intangible assets—net	19,500	19,395
Other assets ($76 and $644) (1)	29,225	27,543
Total assets	$727,787	$736,554

Liabilities:
Accrued compensation and benefits	$48,679	$66,382
Distribution and service fees payable	8,314	10,144
Operating lease liabilities	140,595	140,408
Income tax payable	1,490	5,115
Due to brokers ($102 and $119) (1)	1,325	201
Other liabilities and accrued expenses ($347 and $449) (1)	14,832	21,657
Total liabilities	215,235	243,907
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	14,491	106,463
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 57,458,126 shares issued and 50,555,483 shares outstanding at September 30, 2024; and 55,788,720 shares issued and 49,155,447 shares outstanding at December 31, 2023	574	558
Additional paid-in capital	931,510	818,269
Accumulated deficit	(144,420)	(158,186)
Accumulated other comprehensive loss	(5,414)	(7,708)
Treasury stock, at cost, 6,902,643 and 6,633,273 shares at September 30, 2024 and December 31, 2023, respectively	(291,241)	(271,705)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	491,009	381,228
Nonredeemable noncontrolling interests	7,052	4,956
Total stockholders’ equity	498,061	386,184
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$727,787	$736,554
_________________________
(1)    Amounts in parentheses represent the aggregate balances at September 30, 2024 and December 31, 2023 attributable to variable interest entities consolidated by the Company.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Investment advisory and administration fees	$125,397	$116,226	$355,319	$347,378
Distribution and service fees	7,244	7,014	20,692	21,553
Other	562	497	1,623	1,518
Total revenue	133,203	123,737	377,634	370,449
Expenses:
Employee compensation and benefits	56,376	52,830	161,476	150,580
Distribution and service fees	14,739	13,689	41,404	41,234
General and administrative	14,874	15,546	44,351	49,396
Depreciation and amortization	2,341	801	6,863	2,628
Total expenses	88,330	82,866	254,094	243,838
Operating income	44,873	40,871	123,540	126,611
Non-operating income (loss):
Interest and dividend income	5,420	3,763	14,396	10,407
Gain (loss) from investments—net	18,975	(10,056)	17,941	(10,008)
Foreign currency gain (loss)—net	(1,692)	1,134	(2,041)	(1,276)
Total non-operating income (loss)	22,703	(5,159)	30,296	(877)
Income before provision for income taxes	67,576	35,712	153,836	125,734
Provision for income taxes	12,293	10,543	34,062	31,762
Net income	55,283	25,169	119,774	93,972
Net (income) loss attributable to noncontrolling interests	(15,615)	6,971	(14,331)	5,260
Net income attributable to common stockholders	$39,668	$32,140	$105,443	$99,232

Earnings per share attributable to common stockholders:
Basic	$0.78	$0.65	$2.10	$2.01
Diluted	$0.77	$0.65	$2.08	$2.00

Weighted average shares outstanding:
Basic	50,778	49,351	50,257	49,289
Diluted	51,428	49,617	50,681	49,495

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$55,283	$25,169	$119,774	$93,972
Net (income) loss attributable to noncontrolling interests	(15,615)	6,971	(14,331)	5,260
Net income attributable to common stockholders	39,668	32,140	105,443	99,232
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,460	(1,643)	2,294	604
Total comprehensive income attributable to common stockholders	$43,128	$30,497	$107,737	$99,836

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2024	$574	$916,006	$(153,360)	$(8,874)	$(291,173)	$6,661	$469,834	$114,570
Dividends ($0.59 per share)	—	—	(30,728)	—	—	—	(30,728)	—
Issuance of common stock	—	303	—	—	—	—	303	—
Repurchase of common stock	—	—	—	—	(68)	—	(68)	—
Issuance of restricted stock units—net	—	2,713	—	—	—	—	2,713	—
Amortization of restricted stock units—net	—	12,488	—	—	—	—	12,488	—
Net income (loss)	—	—	39,668	—	—	391	40,059	15,224
Other comprehensive income (loss)	—	—	—	3,460	—	—	3,460	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	33,356
Deconsolidation of investment vehicle	—	—	—	—	—	—	—	(148,659)
September 30, 2024	$574	$931,510	$(144,420)	$(5,414)	$(291,241)	$7,052	$498,061	$14,491

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2023	$558	$794,159	$(162,231)	$(8,537)	$(270,797)	$5,237	$358,389	$85,518
Dividends ($0.57 per share)	—	—	(28,991)	—	—	—	(28,991)	—
Issuance of common stock	—	269	—	—	—	—	269	—
Repurchase of common stock	—	—	—	—	(50)	—	(50)	—
Issuance of restricted stock units—net	—	983	—	—	—	—	983	—
Amortization of restricted stock units—net	—	10,734	—	—	—	—	10,734	—
Net income (loss)	—	—	32,140		—	(523)	31,617	(6,448)
Other comprehensive income (loss)	—	—	—	(1,643)	—	—	(1,643)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	869	869	5,049
September 30, 2023	$558	$806,145	$(159,082)	$(10,180)	$(270,847)	$5,583	$372,177	$84,119

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)—(Continued)
(in thousands, except per share data)

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2024	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463
Dividends ($1.77 per share)	—	—	(91,677)	—	—	—	(91,677)	—
Issuance of common stock	6	1,036	—	—	30	—	1,072	—
Issuance of common stock from offering, net of issuance costs	10	68,454	—	—	—	—	68,464	—
Repurchase of common stock	—	—	—	—	(19,566)	—	(19,566)	—
Issuance of restricted stock units—net	—	5,045	—	—	—	—	5,045	—
Amortization of restricted stock units—net	—	38,706	—	—	—	—	38,706	—
Net income (loss)	—	—	105,443	—	—	116	105,559	14,215
Other comprehensive income (loss)	—	—	—	2,294	—	—	2,294	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,980	1,980	42,472
Deconsolidation of investment vehicle	—	—	—	—	—	—	—	(148,659)
September 30, 2024	$574	$931,510	$(144,420)	$(5,414)	$(291,241)	$7,052	$498,061	$14,491

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2023	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335
Dividends ($1.71 per share)	—	—	(86,897)	—	—	—	(86,897)	—
Issuance of common stock	7	1,060	—	—	—	—	1,067	—
Repurchase of common stock	—	—	—	—	(20,678)	—	(20,678)	—
Issuance of restricted stock units—net	—	3,469	—	—	—	—	3,469	—
Amortization of restricted stock units—net	—	32,243	—	—	—	—	32,243	—
Net income (loss)	—	—	99,232	—	—	(963)	98,269	(4,297)
Other comprehensive income (loss)	—	—	—	604	—	—	604	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	2,492	2,492	3,081
September 30, 2023	$558	$806,145	$(159,082)	$(10,180)	$(270,847)	$5,583	$372,177	$84,119
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$119,774	$93,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	41,432	33,334
Depreciation and amortization	8,299	3,374
Non-cash lease expense	4,572	11,851
(Gain) loss from investments—net	(17,941)	10,008
Deferred income taxes	99	(7,994)
Foreign currency (gain) loss	(1,865)	609
Amortization (accretion) of premium (discount) on U.S. Treasury securities—net	(1,339)	(989)
Changes in operating assets and liabilities:
Accounts receivable	(7,919)	(4,222)
Due from brokers	(22,360)	(687)
Investments within consolidated investment vehicles	(43,440)	(12,175)
Other assets	(3,901)	(9,912)
Accrued compensation and benefits	(17,703)	(27,775)
Distribution and service fees payable	(1,830)	889
Operating lease liabilities	(1,981)	19,452
Due to brokers	23,693	2,652
Income tax payable	(3,249)	1,245
Other liabilities and accrued expenses	(12,479)	(248)
Net cash provided by (used in) operating activities	61,862	113,384
Cash flows from investing activities:
Purchases of investments	(337,877)	(132,205)
Proceeds from sales and maturities of investments	205,028	50,311
Purchases of property and equipment	(9,973)	(46,139)
Net cash provided by (used in) investing activities	(142,822)	(128,033)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	911	907
Proceeds from issuance of common stock from offering, net of issuance costs	68,464	—
Repurchase of common stock for employee tax withholding	(19,566)	(20,678)
Dividends to stockholders	(89,185)	(84,359)
Net contributions (distributions) from noncontrolling interests	44,452	5,573
Other	(15)	(603)
Net cash provided by (used in) financing activities	5,061	(99,160)
Net increase (decrease) in cash and cash equivalents	(75,899)	(113,809)
Effect of foreign exchange rate changes on cash and cash equivalents	1,988	724
Cash and cash equivalents, beginning of the period	189,603	248,714
Cash and cash equivalents, end of the period	$115,692	$135,629
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of September 30,
(in thousands)	2024	2023
Cash and cash equivalents	$106,474	$133,050
Cash included in investments (1)	9,218	2,579
Total cash and cash equivalents within condensed consolidated statements of cash flows	$115,692	$135,629
________________________
(1)    Cash included in investments represents operating cash held in consolidated investment vehicles.
During the nine months ended September 30, 2024 and 2023, the Company paid taxes, net of tax refunds, of $37.2 million and $38.5 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $2.5 million for both the nine months ended September 30, 2024 and 2023, respectively.
Effective September 1, 2024, the Company deconsolidated the Cohen & Steers SICAV Global Real Estate Fund resulting in a non-cash reduction of $148.7 million from both investments and redeemable noncontrolling interests.

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

Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. The Company’s significant accounting policies, which have been consistently applied, are summarized in its Form 10-K.
New Accounting Standards Not Yet Implemented
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
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of Topic 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. This new guidance will be effective on January 1, 2025. The Company does not expect that the adoption of this new standard will have a material effect on the Company's condensed consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Client domicile:
North America	$115,989	$106,273	$328,936	$320,729
Japan	8,151	8,068	23,472	24,201
Europe, Middle East and Africa	5,092	6,028	14,019	15,569
Asia Pacific excluding Japan	3,971	3,368	11,207	9,950
Total	$133,203	$123,737	$377,634	$370,449

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Investment vehicle:
Open-end funds	$74,567	$67,750	$210,164	$204,892
Institutional accounts	32,956	31,845	93,487	92,640
Closed-end funds	25,680	24,142	73,983	72,917
Total	$133,203	$123,737	$377,634	$370,449
4. Investments

The following table summarizes the Company's investments:

(in thousands)	September 30, 2024	December 31, 2023
Equity investments at fair value	$134,711	$180,958
Trading	186,158	77,996
Equity method	14	16
Total investments	$320,883	$258,970

The following table summarizes gain (loss) from investments—net, including derivative financial instruments (see Note 6, Derivatives) and gain (loss) attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net realized gains (losses) during the period	$(840)	$(600)	$(3,213)	$(3,691)
Net unrealized gains (losses) during the period on investments still held at the end of the period	19,815	(9,456)	21,154	(6,317)
Gain (loss) from investments—net	$18,975	$(10,056)	$17,941	$(10,008)

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	September 30, 2024	December 31, 2023
Assets (1)
Investments	$68,244	$159,931
Due from brokers	101	13
Other assets	76	644
Total assets	68,421	160,588

Liabilities (1)
Due to brokers	$102	$119
Other liabilities and accrued expenses	347	449
Total liabilities	449	568

Net assets	$67,972	$160,020

Attributable to the Company	$46,429	$48,601
Attributable to noncontrolling interests	21,543	111,419
Net assets	$67,972	$160,020
_________________________
(1)    The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

5. Fair Value

ASC Topic 820, Fair Value Measurement specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in three broad levels:
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables present fair value measurements:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$80,767	$—	$—	$—	$80,767
Equity investments at fair value:
Common stocks	$67,316	$748	$—	$—	$68,064
Limited partnership interests	—	—	20,287	1,150	21,437
Preferred securities	1,583	69	—	—	1,652
Non-Traded REIT	—	33,687	—	—	33,687
Other	9,736	—	—	135	9,871
Total	$78,635	$34,504	$20,287	$1,285	$134,711
Trading investments:
Fixed income	$—	$186,158	$—	$—	$186,158
Equity method investments	$—	$—	$—	$14	$14

Total investments	$78,635	$220,662	$20,287	$1,299	$320,883

Derivatives - assets:
Total return swaps	$—	$87	$—	$—	$87
Forward contracts - foreign exchange	—	18	—	—	18
Total	$—	$105	$—	$—	$105
Derivatives - liabilities:
Total return swaps	$—	$1,613	$—	$—	$1,613
Forward contracts - foreign exchange	—	746	—	—	746
Total	$—	$2,359	$—	$—	$2,359

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$151,915	$—	$—	$—	$151,915
Equity investments at fair value:
Common stocks	$163,365	$697	$—	$—	$164,062
Limited partnership interests	—	—	13,202	1,228	14,430
Preferred securities	1,775	62	—	—	1,837
Other	508	—	—	121	629
Total	$165,648	$759	$13,202	$1,349	$180,958
Trading investments:
Fixed income	$—	$77,996	$—	$—	$77,996
Equity method investments	$—	$—	$—	$16	$16

Total investments	$165,648	$78,755	$13,202	$1,365	$258,970

Derivatives - assets:
Total return swaps	$—	$28	$—	$—	$28
Total	$—	$28	$—	$—	$28
Derivatives - liabilities:
Total return swaps	$—	$2,488	$—	$—	$2,488
Forward contracts - foreign exchange	—	405	—	—	405
Total	$—	$2,893	$—	$—	$2,893
Equity investments at fair value classified as Level 2 included common stocks, Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) and preferred securities, for which quoted prices in active markets are not available. Effective January 1, 2024, the Company deconsolidated CNSREIT and elected the fair value option to align the measurement of the seed investment and the related gains and losses with other seed investments. The Company's ownership interest was 49.4% at September 30, 2024. The fair value of this seed investment is based on the monthly published net asset value (NAV), which is an observable transaction price, however, shares are not actively traded as subscription and redemption activity happens monthly. Realized and unrealized gains and losses are recorded in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Distributions from this seed investment are recorded in interest and dividend income in the Company's condensed consolidated statements of operations when earned. The unrealized gain on the seed investment in CNSREIT was $0.4 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.
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
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient including limited partnership interests in private real estate funds. At September 30, 2024 and December 31, 2023, the Company did not have the ability to redeem its interests in the majority of these investments.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$19,997	$13,986	$13,202	$10,759
Purchases/contributions	140	3,139	9,001	10,656
Sales/distributions	—	—	—	(2,975)
Unrealized gains (losses)	150	(1,528)	(1,916)	(2,843)
Balance at end of period	$20,287	$15,597	$20,287	$15,597
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of September 30, 2024 (in thousands)	Valuation Technique	Unobservable Inputs	Range
Limited partnership interests	$16,344	Discounted cash flow	Discount rate Terminal capitalization rate	7.25% - 10.75% 5.25% - 8.75%
	$3,943	Transaction price	n/a

	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Inputs	Value
Limited partnership interests	$13,202	Discounted cash flow	Discount rate Terminal capitalization rate	9.25% 7.75%
		Transaction price	n/a
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of September 30, 2024
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$46,837	$87	$1,613
Forward contracts - foreign exchange	15,849	18	746
Total corporate derivatives	$62,686	$105	$2,359

	As of December 31, 2023
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$40,217	$28	$2,488
Forward contracts - foreign exchange	9,641	—	405
Total corporate derivatives	$49,858	$28	$2,893
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
Collateral pledged for swap contracts totaled $1.5 million and $4.5 million at September 30, 2024 and December 31, 2023, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Corporate derivatives:
Total return swaps	$(5,597)	$2,222	$(5,797)	$1,545
Forward contracts - foreign exchange	(983)	673	(323)	1,873
Total (1)	$(6,580)	$2,895	$(6,120)	$3,418
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
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$55,283	$25,169	$119,774	$93,972
Net (income) loss attributable to noncontrolling interests	(15,615)	6,971	(14,331)	5,260
Net income attributable to common stockholders	$39,668	$32,140	$105,443	$99,232
Basic weighted average shares outstanding	50,778	49,351	50,257	49,289
Dilutive potential shares from restricted stock units	650	266	424	206
Diluted weighted average shares outstanding	51,428	49,617	50,681	49,495

Basic earnings per share attributable to common stockholders	$0.78	$0.65	$2.10	$2.01
Diluted earnings per share attributable to common stockholders	$0.77	$0.65	$2.08	$2.00

Anti-dilutive common stock equivalents excluded from the calculation	—	26	4	102

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.5	3.1	2.8	3.1
Non-deductible executive compensation	1.2	1.5	1.2	2.0
Valuation allowance	(1.4)	(0.5)	(0.7)	(0.2)
Excess tax benefits related to the vesting and delivery of restricted stock units	—	—	(0.2)	(1.6)
Other	0.4	(0.4)	0.3	(0.1)
Effective income tax rate	23.7%	24.7%	24.4%	24.2%

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue earned from these affiliated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Investment advisory and administration fees	$90,118	$82,472	$255,375	$249,084
Distribution and service fees	7,244	7,014	20,692	21,553
Total	$97,362	$89,486	$276,067	$270,637
Included in accounts receivable at September 30, 2024 and December 31, 2023 are receivables from Company-sponsored funds, of $37.2 million and $32.5 million, respectively. Included in accounts payable at September 30, 2024 and December 31, 2023 are payables to Company-sponsored funds of $0.8 million and $1.9 million, respectively.
Included in other assets at September 30, 2024 and December 31, 2023 is an advance to CNSREIT of $8.2 million and $7.3 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNSREIT's NAV is at least $1.0 billion.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of September 30, 2024, the Company was in compliance with these covenants.
To date, the Company has not drawn upon the credit facility.

11. Commitments and Contingencies

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. As of September 30, 2024, the Company had funded $28.3 million of this commitment.
In addition, the Company has committed to invest $125.0 million in CNSREIT. As of September 30, 2024, the Company had funded $32.2 million of this commitment.
The timing for funding the remaining portion of the Company's commitments is uncertain.

12. Equity Offering
On April 22, 2024, the Company issued 1,007,057 shares of its common stock through an offering. The net proceeds to the Company, after deducting commissions and estimated offering expenses, were approximately $68.5 million. The offering was completed on April 22, 2024 after the issuance of the shares.

13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below and elsewhere in the footnotes, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On November 7, 2024, the Company declared a quarterly dividend on its common stock in the amount of $0.59 per share. This dividend will be payable on December 2, 2024 to stockholders of record at the close of business on November 18, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Our primary investment strategies include U.S. real estate, preferred securities, including low duration preferred securities, private real estate solutions, global/international real estate, global listed infrastructure, real assets multi-strategy, and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts and subadvised portfolios.
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

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Open-end Funds
Assets under management, beginning of period	$37,451	$36,209	$37,032	$36,903
Inflows	4,097	2,412	10,335	8,668
Outflows	(2,924)	(2,772)	(8,694)	(9,841)
Net inflows (outflows)	1,173	(360)	1,641	(1,173)
Market appreciation (depreciation)	4,618	(1,916)	5,189	(1,012)
Distributions	(263)	(262)	(883)	(887)
Transfers	—	—	—	(160)
Total increase (decrease)	5,528	(2,538)	5,947	(3,232)
Assets under management, end of period	$42,979	$33,671	$42,979	$33,671
Percentage of total assets under management	46.8%	44.8%	46.8%	44.8%
Average assets under management	$40,130	$35,878	$38,013	$36,739

Institutional Accounts
Assets under management, beginning of period	$32,222	$33,275	$35,028	$32,373
Inflows	1,221	925	2,772	2,310
Outflows	(1,113)	(614)	(5,454)	(2,123)
Net inflows (outflows)	108	311	(2,682)	187
Market appreciation (depreciation)	4,736	(2,182)	5,075	(798)
Distributions	(174)	(188)	(529)	(706)
Transfers	—	—	—	160
Total increase (decrease)	4,670	(2,059)	1,864	(1,157)
Assets under management, end of period	$36,892	$31,216	$36,892	$31,216
Percentage of total assets under management	40.2%	41.5%	40.2%	41.5%
Average assets under management	$34,594	$33,304	$32,858	$33,136

Closed-end Funds
Assets under management, beginning of period	$11,036	$10,929	$11,076	$11,149
Inflows	3	3	10	16
Outflows	—	(1)	—	(86)
Net inflows (outflows)	3	2	10	(70)
Market appreciation (depreciation)	1,024	(506)	1,285	(346)
Distributions	(154)	(154)	(462)	(462)
Total increase (decrease)	873	(658)	833	(878)
Assets under management, end of period	$11,909	$10,271	$11,909	$10,271
Percentage of total assets under management	13.0%	13.7%	13.0%	13.7%
Average assets under management	$11,503	$10,784	$11,148	$10,981

Total
Assets under management, beginning of period	$80,709	$80,413	$83,136	$80,425
Inflows	5,321	3,340	13,117	10,994
Outflows	(4,037)	(3,387)	(14,148)	(12,050)
Net inflows (outflows)	1,284	(47)	(1,031)	(1,056)
Market appreciation (depreciation)	10,378	(4,604)	11,549	(2,156)
Distributions	(591)	(604)	(1,874)	(2,055)
Total increase (decrease)	11,071	(5,255)	8,644	(5,267)
Assets under management, end of period	$91,780	$75,158	$91,780	$75,158
Average assets under management	$86,227	$79,966	$82,019	$80,856

Assets Under Management - Institutional Accounts
By Investment Vehicle - Institutional Accounts
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory
Assets under management, beginning of period	$18,367	$18,824	$20,264	$18,631
Inflows	490	502	1,590	1,006
Outflows	(481)	(312)	(3,703)	(1,429)
Net inflows (outflows)	9	190	(2,113)	(423)
Market appreciation (depreciation)	2,606	(1,110)	2,831	(464)
Transfers	—	—	—	160
Total increase (decrease)	2,615	(920)	718	(727)
Assets under management, end of period	$20,982	$17,904	$20,982	$17,904
Percentage of institutional assets under management	56.9%	57.4%	56.9%	57.4%
Average assets under management	$19,724	$18,958	$18,588	$18,894

Japan Subadvisory
Assets under management, beginning of period	$8,309	$8,960	$9,026	$8,376
Inflows	124	114	192	782
Outflows	(156)	(116)	(722)	(264)
Net inflows (outflows)	(32)	(2)	(530)	518
Market appreciation (depreciation)	1,262	(680)	1,398	(98)
Distributions	(174)	(188)	(529)	(706)
Total increase (decrease)	1,056	(870)	339	(286)
Assets under management, end of period	$9,365	$8,090	$9,365	$8,090
Percentage of institutional assets under management	25.4%	25.9%	25.4%	25.9%
Average assets under management	$8,879	$8,810	$8,562	$8,734

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,546	$5,491	$5,738	$5,366
Inflows	607	309	990	522
Outflows	(476)	(186)	(1,029)	(430)
Net inflows (outflows)	131	123	(39)	92
Market appreciation (depreciation)	868	(392)	846	(236)
Total increase (decrease)	999	(269)	807	(144)
Assets under management, end of period	$6,545	$5,222	$6,545	$5,222
Percentage of institutional assets under management	17.7%	16.7%	17.7%	16.7%
Average assets under management	$5,991	$5,536	$5,708	$5,508

Total Institutional Accounts
Assets under management, beginning of period	$32,222	$33,275	$35,028	$32,373
Inflows	1,221	925	2,772	2,310
Outflows	(1,113)	(614)	(5,454)	(2,123)
Net inflows (outflows)	108	311	(2,682)	187
Market appreciation (depreciation)	4,736	(2,182)	5,075	(798)
Distributions	(174)	(188)	(529)	(706)
Transfers	—	—	—	160
Total increase (decrease)	4,670	(2,059)	1,864	(1,157)
Assets under management, end of period	$36,892	$31,216	$36,892	$31,216
Average assets under management	$34,594	$33,304	$32,858	$33,136

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. Real Estate
Assets under management, beginning of period	$38,717	$36,948	$38,550	$35,108
Inflows	3,073	1,493	7,158	5,140
Outflows	(1,781)	(1,312)	(5,354)	(4,411)
Net inflows (outflows)	1,292	181	1,804	729
Market appreciation (depreciation)	6,028	(3,056)	6,401	(939)
Distributions	(349)	(359)	(1,072)	(1,252)
Transfers	(3)	5	2	73
Total increase (decrease)	6,968	(3,229)	7,135	(1,389)
Assets under management, end of period	$45,685	$33,719	$45,685	$33,719
Percentage of total assets under management	49.8%	44.9%	49.8%	44.9%
Average assets under management	$42,197	$36,494	$39,150	$36,352

Preferred Securities
Assets under management, beginning of period	$18,094	$18,009	$18,164	$19,767
Inflows	1,120	1,011	3,176	3,706
Outflows	(1,114)	(1,327)	(3,637)	(5,259)
Net inflows (outflows)	6	(316)	(461)	(1,553)
Market appreciation (depreciation)	1,004	56	1,767	(88)
Distributions	(178)	(183)	(538)	(562)
Transfers	3	(5)	(3)	(3)
Total increase (decrease)	835	(448)	765	(2,206)
Assets under management, end of period	$18,929	$17,561	$18,929	$17,561
Percentage of total assets under management	20.6%	23.4%	20.6%	23.4%
Average assets under management	$18,449	$18,027	$18,388	$18,756

Global/International Real Estate
Assets under management, beginning of period	$13,064	$14,838	$15,789	$14,782
Inflows	729	531	1,759	1,172
Outflows	(836)	(359)	(4,207)	(1,234)
Net inflows (outflows)	(107)	172	(2,448)	(62)
Market appreciation (depreciation)	2,038	(899)	1,718	(491)
Distributions	(9)	(8)	(74)	(56)
Transfers	—	—	1	(70)
Total increase (decrease)	1,922	(735)	(803)	(679)
Assets under management, end of period	$14,986	$14,103	$14,986	$14,103
Percentage of total assets under management	16.3%	18.8%	16.3%	18.8%
Average assets under management	$14,112	$15,022	$13,572	$15,069

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Global Listed Infrastructure
Assets under management, beginning of period	$8,446	$8,379	$8,356	$8,596
Inflows	193	95	421	309
Outflows	(188)	(175)	(486)	(549)
Net inflows (outflows)	5	(80)	(65)	(240)
Market appreciation (depreciation)	1,130	(671)	1,396	(624)
Distributions	(46)	(46)	(152)	(150)
Total increase (decrease)	1,089	(797)	1,179	(1,014)
Assets under management, end of period	$9,535	$7,582	$9,535	$7,582
Percentage of total assets under management	10.4%	10.1%	10.4%	10.1%
Average assets under management	$8,995	$8,157	$8,541	$8,438

Other
Assets under management, beginning of period	$2,388	$2,239	$2,277	$2,172
Inflows	206	210	603	667
Outflows	(118)	(214)	(464)	(597)
Net inflows (outflows)	88	(4)	139	70
Market appreciation (depreciation)	178	(34)	267	(14)
Distributions	(9)	(8)	(38)	(35)
Total increase (decrease)	257	(46)	368	21
Assets under management, end of period	$2,645	$2,193	$2,645	$2,193
Percentage of total assets under management	2.9%	2.9%	2.9%	2.9%
Average assets under management	$2,474	$2,266	$2,368	$2,241

Total
Assets under management, beginning of period	$80,709	$80,413	$83,136	$80,425
Inflows	5,321	3,340	13,117	10,994
Outflows	(4,037)	(3,387)	(14,148)	(12,050)
Net inflows (outflows)	1,284	(47)	(1,031)	(1,056)
Market appreciation (depreciation)	10,378	(4,604)	11,549	(2,156)
Distributions	(591)	(604)	(1,874)	(2,055)
Total increase (decrease)	11,071	(5,255)	8,644	(5,267)
Assets under management, end of period	$91,780	$75,158	$91,780	$75,158
Average assets under management	$86,227	$79,966	$82,019	$80,856

Investment Performance at September 30, 2024
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
(2)    © 2024 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2024. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Overview
Assets under management at September 30, 2024 increased 22.1% to $91.8 billion from $75.2 billion at September 30, 2023. The increase was due to market appreciation of $21.2 billion, partially offset by net outflows of $2.0 billion and distributions of $2.6 billion. Our organic decay rate for the twelve months ended September 30, 2024 was (2.6%). The organic growth/decay rate represents the ratio of net flows for the period to the beginning assets under management.
Open-end funds
Assets under management in open-end funds at September 30, 2024, which represented 46.8% of total assets under management, increased 27.6% to $43.0 billion from $33.7 billion at September 30, 2023. The change was primarily due to:
•Net inflows of $1.1 billion including $1.4 billion into U.S. real estate, partially offset by net outflows of $190 million from global/international real estate and $108 million from global listed infrastructure

•Market appreciation of $9.4 billion including $6.5 billion from U.S. real estate and $1.8 billion from preferred securities
•Distributions of $1.3 billion including $622 million from U.S. real estate and $518 million from preferred securities, of which $982 million was reinvested and included in net flows
Our organic growth rate for open-end funds for the twelve months ended September 30, 2024 was 3.4%.
Institutional accounts
Assets under management in institutional accounts at September 30, 2024, which represented 40.2% of total assets under management, increased 18.2% to $36.9 billion from $31.2 billion at September 30, 2023. The change was primarily due to:
Advisory:
•Net outflows of $2.1 billion including $1.9 billion from global/international real estate
•Market appreciation of $5.2 billion including $1.9 billion from U.S. real estate, $1.8 billion from global/international real estate and $926 million from global listed infrastructure
Our organic decay rate for advisory accounts for the twelve months ended September 30, 2024 was (12.0%).
Japan subadvisory accounts:
•Net outflows of $699 million including $392 million from U.S. real estate and $275 million from global/international real estate
•Market appreciation of $2.7 billion including $2.1 billion from U.S. real estate
•Distributions of $714 million including $668 million from U.S. real estate
Our organic decay rate for Japan subadvisory accounts for the twelve months ended September 30, 2024 was (8.6%).
Subadvisory accounts excluding Japan:
•Net outflows of $267 million including $444 million from global/international real estate, partially offset by net inflows of $207 million into U.S. real estate
•Market appreciation of $1.6 billion including $760 million from global/international real estate and $451 million from U.S. real estate
Our organic decay rate for subadvisory accounts excluding Japan for the twelve months ended September 30, 2024 was (5.1%).
Closed-end funds
Assets under management in closed-end funds at September 30, 2024, which represented 13.0% of total assets under management, increased 15.9% to $11.9 billion from $10.3 billion at September 30, 2023. The change was primarily due to:
•Market appreciation of $2.2 billion
•Distributions of $616 million

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. GAAP
Revenue	$133,203	$123,737	$377,634	$370,449
Expenses	$88,330	$82,866	$254,094	$243,838
Operating income	$44,873	$40,871	$123,540	$126,611
Net income attributable to common stockholders	$39,668	$32,140	$105,443	$99,232
Diluted earnings per share	$0.77	$0.65	$2.08	$2.00
Operating margin	33.7%	33.0%	32.7%	34.2%

As Adjusted (1)
Net income attributable to common stockholders	$39,706	$34,772	$108,891	$107,108
Diluted earnings per share	$0.77	$0.70	$2.15	$2.16
Operating margin	35.7%	35.5%	35.4%	36.7%
_________________________
(1)Refer to pages 29-30 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenue

(in thousands)	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$66,761	$60,239	$6,522	10.8%
Institutional accounts	32,956	31,845	$1,111	3.5%
Closed-end funds	25,680	24,142	$1,538	6.4%
Total	125,397	116,226	$9,171	7.9%
Distribution and service fees	7,244	7,014	$230	3.3%
Other	562	497	$65	13.1%
Total revenue	$133,203	$123,737	$9,466	7.7%
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 66.2 bps and 66.6 bps for the three months ended September 30, 2024 and 2023, respectively.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.9 bps for both the three months ended September 30, 2024 and 2023.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.8 bps for both the three months ended September 30, 2024 and 2023.
Distribution and service fees increased from the three months ended September 30, 2023 primarily due to higher average assets under management in U.S. open-end funds.

Expenses

(in thousands)	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Employee compensation and benefits	$56,376	$52,830	$3,546	6.7%
Distribution and service fees	14,739	13,689	$1,050	7.7%
General and administrative	14,874	15,546	$(672)	(4.3%)
Depreciation and amortization	2,341	801	$1,540	192.3%
Total expenses	$88,330	$82,866	$5,464	6.6%
Employee compensation and benefits increased from the three months ended September 30, 2023 primarily due to higher amortization of restricted stock units of $2.3 million including $2.0 million of accelerated vesting of certain restricted stock units, and an increase in salaries of $621,000.
Distribution and service fees increased from the three months ended September 30, 2023 primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses decreased from the three months ended September 30, 2023 primarily due to lower rent expense of $2.3 million related to the expiration of the lease for the Company’s prior headquarters in January 2024. The three months ended September 30, 2023 also included $1.4 million of reduced projected costs associated with the implementation of the Company's trade order management system to reflect the actual amount paid.
Depreciation and amortization increased from the three months ended September 30, 2023 primarily due to depreciation and amortization of fixed assets and leasehold improvements associated with the Company's current headquarters that were placed in service in December 2023.
Operating Margin
Operating margin for the three months ended September 30, 2024 increased to 33.7% from 33.0% for the three months ended September 30, 2023. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended
	September 30, 2024
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other	Total
Interest and dividend income	$610	$1,410	$3,400	$5,420
Gain (loss) from investments—net	21,202	3,099	(5,326)	18,975
Foreign currency gain (loss)—net	(30)	(68)	(1,594)	(1,692)
Total non-operating income (loss)	21,782	4,441	(3,520)	22,703
Net (income) loss attributable to noncontrolling interests	(15,615)	—	—	(15,615)
Non-operating income (loss) attributable to the Company	$6,167	$4,441	$(3,520)	$7,088

(in thousands)	Three Months Ended
	September 30, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other	Total
Interest and dividend income	$705	$822	$2,236	$3,763
Gain (loss) from investments—net	(11,436)	(767)	2,147	(10,056)
Foreign currency gain (loss)—net	(119)	(19)	1,272	1,134
Total non-operating income (loss)	(10,850)	36	5,655	(5,159)
Net (income) loss attributable to noncontrolling interests	6,971	—	—	6,971
Non-operating income (loss) attributable to the Company	$(3,879)	$36	$5,655	$1,812

A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.5	3.1
Valuation allowance	(1.4)	(0.5)
Non-deductible executive compensation	1.2	1.5
Other	0.4	(0.4)
Effective income tax rate	23.7%	24.7%

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenue

(in thousands)	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$187,849	$181,821	$6,028	3.3%
Institutional accounts	93,487	92,640	$847	0.9%
Closed-end funds	73,983	72,917	$1,066	1.5%
Total	355,319	347,378	$7,941	2.3%
Distribution and service fees	20,692	21,553	$(861)	(4.0)%
Other	1,623	1,518	$105	6.9%
Total revenue	$377,634	$370,449	$7,185	1.9%
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 66.0 bps and 66.2 bps for the nine months ended September 30, 2024 and 2023, respectively.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.0 bps and 37.4 bps for the nine months ended September 30, 2024 and 2023, respectively.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 88.6 bps and 88.8 bps for the nine months ended September 30, 2024 and 2023, respectively.
Distribution and service fees decreased from the nine months ended September 30, 2023, primarily due to a shift in the composition of assets under management.
Expenses

(in thousands)	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Employee compensation and benefits	$161,476	$150,580	$10,896	7.2%
Distribution and service fees	41,404	41,234	$170	0.4%
General and administrative	44,351	49,396	$(5,045)	(10.2)%
Depreciation and amortization	6,863	2,628	$4,235	161.1%
Total expenses	$254,094	$243,838	$10,256	4.2%
Employee compensation and benefits increased from the nine months ended September 30, 2023 primarily due to higher amortization of restricted stock units of $8.3 million including $6.3 million of accelerated vesting of certain restricted stock units, and an increase in salaries of $2.3 million.

General and administrative expenses decreased from the nine months ended September 30, 2023 primarily due to lower rent expense of $6.2 million related to the expiration of the lease for the Company’s prior headquarters in January 2024. The nine months ended September 30, 2023 also included $1.4 million of reduced projected costs associated with the implementation of the Company's trade order management system to reflect the actual amount paid.
Depreciation and amortization increased from the nine months ended September 30, 2023 primarily due to depreciation and amortization of fixed assets and leasehold improvements associated with the Company's current headquarters that were placed in service in December 2023.
Operating Margin
Operating margin for the nine months ended September 30, 2024 decreased to 32.7% from 34.2% for the nine months ended September 30, 2023.
Non-operating Income (Loss)

(in thousands)	Nine Months Ended
	September 30, 2024
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other	Total
Interest and dividend income	$2,800	$3,514	$8,082	$14,396
Gain (loss) from investments—net	18,499	5,034	(5,592)	17,941
Foreign currency gain (loss)—net	(545)	(48)	(1,448)	(2,041)
Total non-operating income (loss)	20,754	8,500	1,042	30,296
Net (income) loss attributable to noncontrolling interests	(14,331)	—	—	(14,331)
Non-operating income (loss) attributable to the Company	$6,423	$8,500	$1,042	$15,965

(in thousands)	Nine Months Ended
	September 30, 2023
	Consolidated Investment Vehicles	Corporate Seed Investments	Corporate Other	Total
Interest and dividend income	$2,639	$2,604	$5,164	$10,407
Gain (loss) from investments—net	(11,430)	(697)	2,119	(10,008)
Foreign currency gain (loss)—net	(166)	6	(1,116)	(1,276)
Total non-operating income (loss)	(8,957)	1,913	6,167	(877)
Net (income) loss attributable to noncontrolling interests	5,260	—	—	5,260
Non-operating income (loss) attributable to the Company	$(3,697)	$1,913	$6,167	$4,383

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Nine Months Ended September 30,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.8	3.1
Non-deductible executive compensation	1.2	2.0
Valuation allowance	(0.7)	(0.2)
Excess tax benefits related to the vesting and delivery of restricted stock units	(0.2)	(1.6)
Other	0.3	(0.1)
Effective income tax rate	24.4%	24.2%

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
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to common stockholders, U.S. GAAP	$39,668	$32,140	$105,443	$99,232
Seed investments—net (1)	(3,458)	2,900	(4,545)	3,903
Accelerated vesting of restricted stock units	2,336	327	7,043	680
Other non-recurring expenses (2)	—	—	1,196	—
Lease transition and other costs - 280 Park Avenue (3)	—	2,321	807	7,262
Foreign currency exchange (gains) losses—net (4)	2,191	(1,713)	1,765	450
Tax adjustments—net (5)	(1,031)	(1,203)	(2,818)	(4,419)
Net income attributable to common stockholders, as adjusted	$39,706	$34,772	$108,891	$107,108

Diluted weighted average shares outstanding	51,428	49,617	50,681	49,495
Diluted earnings per share, U.S. GAAP	$0.77	$0.65	$2.08	$2.00
Seed investments—net (1)	(0.07)	0.06	(0.09)	0.08
Accelerated vesting of restricted stock units	0.05	0.01	0.14	0.01
Other non-recurring expenses (2)	—	—	0.02	—
Lease transition and other costs - 280 Park Avenue (3)	—	0.05	0.02	0.15
Foreign currency exchange (gains) losses—net (4)	0.04	(0.04)	0.03	0.01
Tax adjustments—net (5)	(0.02)	(0.03)	(0.05)	(0.09)
Diluted earnings per share, as adjusted	$0.77	$0.70	$2.15	$2.16
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents the impact of consolidated investment vehicles and the net effect of corporate seed performance.
(2)Represents the impact of incremental expenses associated with the separation of certain employees.
(3)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024. From a GAAP perspective, the Company recognized lease expense on both its prior and current headquarters as a result of overlapping lease terms.
(4)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(5)Tax adjustments are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Impact of tax effects associated with items noted above	$(1,102)	$(1,211)	$(2,647)	$(3,243)
Impact of discrete tax items	71	8	(171)	(1,176)
Total tax adjustments	$(1,031)	$(1,203)	$(2,818)	$(4,419)

Reconciliations of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Revenue, U.S. GAAP	$133,203	$123,737	$377,634	$370,449
Consolidated investment vehicles	230	(186)	731	(324)
Revenue, as adjusted	$133,433	$123,551	$378,365	$370,125

Expenses, U.S. GAAP	$88,330	$82,866	$254,094	$243,838
Consolidated investment vehicles	(184)	(532)	(540)	(1,493)
Accelerated vesting of restricted stock units	(2,336)	(327)	(7,043)	(680)
Other non-recurring expenses (1)	—	—	(1,196)	—
Lease transition and other costs - 280 Park Avenue (2)	—	(2,321)	(807)	(7,262)
Expenses, as adjusted	$85,810	$79,686	$244,508	$234,403

Operating income, U.S. GAAP	$44,873	$40,871	$123,540	$126,611
Consolidated investment vehicles	414	346	1,271	1,169
Accelerated vesting of restricted stock units	2,336	327	7,043	680
Other non-recurring expenses (1)	—	—	1,196	—
Lease transition and other costs - 280 Park Avenue (2)	—	2,321	807	7,262
Operating income, as adjusted	$47,623	$43,865	$133,857	$135,722

Operating margin, U.S. GAAP	33.7%	33.0%	32.7%	34.2%
Operating margin, as adjusted	35.7%	35.5%	35.4%	36.7%
_________________________
(1)Represents the impact of incremental expenses associated with the separation of certain employees.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024. From a GAAP perspective, the Company recognized lease expense on both its prior and current headquarters as a result of overlapping lease terms.
Non-operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Non-operating income (loss), U.S. GAAP	$22,703	$(5,159)	$30,296	$(877)
Seed investments—net (1)	(19,487)	9,525	(20,147)	7,994
Foreign currency exchange (gains) losses—net (2)	2,191	(1,713)	1,765	450
Non-operating income (loss), as adjusted	$5,407	$2,653	$11,914	$7,567
_________________________
(1)Represents the impact of consolidated investment vehicles and the net effect of corporate seed performance.
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
The table below summarizes net liquid assets:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$106,474	$187,442
U.S. Treasury securities	168,218	59,942
Liquid seed investments—net	73,706	71,375
Other current assets	82,481	73,360
Current liabilities	(84,883)	(106,603)
Net liquid assets	$345,996	$285,516
Cash and cash equivalents
Cash and cash equivalents are on deposit with major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash.
U.S. Treasury securities
U.S. Treasury securities, recorded at fair value, are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments, recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments are primarily securities held directly for the purpose of establishing performance track records and the Company's economic interest in certain consolidated investment vehicles which are presented net of noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. At September 30, 2024, receivables from institutional accounts comprised 48.4% of other current assets, while receivables from open-end and closed-end funds, together, comprised 46.3% of other current assets. We perform a review of our receivables on an ongoing basis to assess collectability and, based on our analysis at September 30, 2024, there was no allowance for uncollectible accounts required.
Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable and certain other liabilities and accrued expenses.
Future liquidity needs
Our business has become more capital intensive. Potential uses of capital range from, among other things, seeding new strategies and investment vehicles, co-investing in private real estate vehicles, funding the upfront costs associated with closed-end fund launches and rights offerings, and making various investments to grow our firm infrastructure as our business scales. In order to provide us with the financial flexibility to pursue these opportunities, we have a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026. To date, we have not drawn on the credit facility.

On April 22, 2024, we issued 1,007,057 shares of common stock through an offering. The net proceeds, after deducting commissions and offering expenses, were approximately $68.5 million. We intend to use the net proceeds for general corporate purposes, including seeding track record strategies and investment vehicles. The offering was completed on April 22, 2024 after the issuance of the shares.
We have committed to invest up to $50.0 million in Cohen & Steers Real Estate Opportunities Fund, L.P. (REOF) of which $21.7 million remained unfunded as of September 30, 2024. In addition, we have committed to invest $125.0 million in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) of which $92.8 million remained unfunded as of September 30, 2024. There are contractual restrictions on redemption of our seed investments in REOF and CNSREIT.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flow Data:
Net cash provided by (used in) operating activities	$61,862	$113,384
Net cash provided by (used in) investing activities	(142,822)	(128,033)
Net cash provided by (used in) financing activities	5,061	(99,160)
Net increase (decrease) in cash and cash equivalents	(75,899)	(113,809)
Effect of foreign exchange rate changes on cash and cash equivalents	1,988	724
Cash and cash equivalents, beginning of the period	189,603	248,714
Cash and cash equivalents, end of the period	$115,692	$135,629
Cash and cash equivalents decreased by $75.9 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2024. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $61.9 million for the nine months ended September 30, 2024. Net cash used in investing activities was $142.8 million, which included net purchases of U.S. Treasury securities held for corporate purposes of $106.8 million and the funding of $32.0 million of our $125.0 million commitment to CNSREIT. Net cash provided by financing activities was $5.1 million, including proceeds from issuance of common stock from offering of $68.5 million and net contributions from noncontrolling interests of $44.5 million, partially offset by dividends paid to stockholders of $89.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $19.6 million.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
The Company’s material contractual obligations, commitments and contingencies at September 30, 2024 include operating leases, investment commitments, and purchase obligations. As of September 30, 2024, there have been no material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2023 other than the items described below.
Investment Commitments
We have committed to invest up to $50.0 million in REOF. As of September 30, 2024, we had funded $28.3 million of this commitment. In addition, we have committed to invest $125.0 million in CNSREIT. As of September 30, 2024, we had funded $32.2 million of this commitment.
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
On November 7, 2024, we declared a quarterly dividend on our common stock in the amount of $0.59 per share. This dividend will be payable on December 2, 2024 to stockholders of record at the close of business on November 18, 2024.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes to the Company’s accounting estimates for the three months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and other general economic conditions, including inflation, which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees, which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations our revenue may change.
The economic environment may also preclude us from increasing the assets we manage in closed-end funds. The market conditions for these offerings may not be favorable in the future, which could adversely impact our ability to grow the assets we manage. Depending on market conditions, the closed-end funds we manage may increase or decrease their leverage in order to maintain target leverage ratios, thereby increasing or decreasing the assets we manage and the associated revenue.
Seed Investments
Our seed investments include both liquid and illiquid holdings. Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Illiquid seed investments are generally comprised of limited partnership interests in private real estate vehicles and our seed investment in CNSREIT for which there may be contractual restrictions on redemption.
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of September 30, 2024 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$73,706	$(44,623)	$29,083	$31,991	$26,175
Illiquid seed investments—net	$57,146	$—	$57,146	$62,861	$51,431

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2024	169	$84.39	—	—
August 1 through August 31, 2024	612	$87.82	—	—
September 1 through September 30, 2024	—	$—	—	—
Total	781	$87.08	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

Date:	November 8, 2024	Cohen & Steers, Inc.

/s/ Raja Dakkuri
Name: Raja Dakkuri
Title: Executive Vice President & Chief Financial Officer

Date:	November 8, 2024	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer