Form 10-K
period 2024-12-31
COHEN & STEERS, INC.
filed 2025-02-21
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $2.0 billion. There is no non-voting common stock of the registrant outstanding.
As of February 14, 2025, there were 50,969,757 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2025 annual meeting of stockholders scheduled to be held on May 1, 2025 are incorporated by reference into Part III of this Form 10-K.

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
Open-end Funds
The U.S. and non-U.S. open-end funds, for which we serve as investment adviser, offer and issue new shares continuously as investors subscribe and redeem shares when investors sell. The share price for purchases and redemptions is determined by each fund’s net asset value, which is calculated at the end of each business day. The net asset value (NAV) per share is the current value of a fund’s assets less its liabilities, divided by the fund’s total shares outstanding.
Open-end funds also include assets of third-party investment vehicles for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives and investment guidelines of that vehicle as set forth in such vehicle’s investment advisory agreement.
In 2024, Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT), a non-traded REIT for which we serve as investment adviser, commenced principal operations. CNSREIT is a perpetual-life, non-listed REIT formed to invest primarily in high quality, income-focused, stabilized properties within the United States. Shares of CNSREIT are sold and repurchased by CNSREIT monthly at a price generally equal to the prior month’s NAV per share.
In 2025, we launched our first active exchange traded funds (ETFs). Our initial launch included three strategies: U.S. real estate securities, preferred securities and natural resource equities.
Institutional Accounts
The institutional accounts for which we serve as investment adviser or subadvisor represent portfolios of securities we manage for institutional clients. We manage the assets in each institutional account in accordance with the investment objectives and guidelines as set forth in each client’s investment management agreement.
Advisory accounts represent accounts, including certain commingled vehicles, for which we have been appointed as the investment manager. As investment manager, we oversee certain daily activities and manage the assets in the account while adhering to the specified investment objectives.
Subadvisory accounts generally represent commingled investment vehicles for which we have been appointed as a subadvisor by the investment manager of that investment vehicle. As subadvisor, we manage all or a portion of the vehicle's investments and oversee certain daily activities, while the investment manager oversees our performance as subadvisor. The vehicle sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions from the investment vehicle to its beneficial owners. Subadvisory assets also include assets of third-party investment vehicles for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives and guidelines as set forth in each client’s investment advisory agreement.
Closed-end Funds
The closed-end funds for which we serve as investment adviser are registered investment companies that have issued a fixed number of shares through public offerings. These shares are listed on the New York Stock Exchange and cannot be redeemed by the fund’s shareholders. The trading price of the shares is determined by supply and demand in the marketplace, and, as a result, the shares may trade at a premium or discount to the net asset value of the fund. Strategies offered in closed-end funds typically use leverage.
Contractual Revenues
Our revenue from the wealth channel is derived from investment advisory, administration, distribution and service fees from open-end and closed-end funds as well as other commingled vehicles. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Investment advisory fee rates vary based on the vehicle, investment strategy, fees charged by other comparable products and prevailing market conditions. Investment administration fees from the open-end funds and certain closed-end funds are designed to reimburse us for the cost of providing these services. The investment advisory and administration agreements are generally terminable upon specified notice periods and may also require a majority vote of the fund’s board of directors for certain contracts.
Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions to or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
Investment Strategies
Each of our investment strategies is overseen by a specialist team and led by a portfolio manager or a team of portfolio managers, supported by dedicated analysts. These personnel are located in our New York, London and Hong Kong offices. Each team executes fundamentally driven, actively managed investment strategies and has a well-defined process that includes top-down macroeconomic and bottom-up fundamental research and portfolio management elements, among other considerations. Our specialist teams are subject to multiple levels of oversight and support from the Chief Executive Officer, Chief Investment Officer, Chief Operating Officer-Investments, Investment Risk Committee, Investment Operating Committee and Legal and Compliance Department. Certain of our strategies involve multiple asset classes and are overseen by our Asset Allocation Strategy Group and Chief Investment Officer.
Our core investment strategies include:
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
Private Real Estate includes strategies that invest primarily in real property investments. Certain strategies invest in high quality, income-focused, stabilized real estate assets primarily within the United States while others invest directly into real property investments of an opportunistic nature with the investment objective of capital appreciation achieved by value-added strategies including lease-up, redevelopment, and development among others and have a higher risk profile. Investment objectives include stable cash flow and capital appreciation, income and total return.
Preferred Securities, including Low Duration Preferred Securities invests in diversified portfolios of preferred, debt and contingent convertible securities issued by U.S. and non-U.S. companies. The securities are primarily issued by banks, insurance companies, REITs and other diversified financial institutions, as well as utility, energy, pipeline and telecommunications companies. A consistent investment process underlies both our total return preferred securities strategy and our low duration preferred securities strategy, both of which seek income and capital preservation.
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
We offer other niche strategies for client-specific mandates or through various investment structures. In addition, we offer variations that may combine multiple strategies in a single portfolio. Individual portfolios may be customized to comply with client-specific guidelines, benchmarks or risk profiles.
Competition
We compete with several global and U.S. investment managers, commercial banks, broker-dealers, insurance companies and other financial institutions. Many competing firms are parts of larger financial services companies and attract business through numerous channels, including retail banking, investment banking and underwriting contacts, insurance agencies and broker-dealers.
Our direct competitors in wealth management are other fund and ETF sponsors, including large nationally recognized investment management firms that have more diverse product offerings and smaller boutique firms that specialize in particular asset classes. We also compete against managers that manage separate account portfolios for high net worth clients. In the institutional channel, we compete with several investment managers offering similar products and services, from boutique establishments to major commercial and investment banks.
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

Regulation
We are subject to regulation under U.S. federal and state laws, as well as applicable laws in other jurisdictions where we do business or offer our products and services. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of engagement in certain activities, reputational harm and loss of clients, suspension of personnel or revocation of their regulatory licenses, suspension or termination of investment adviser and/or broker-dealer registrations, or other sanctions and penalties.
CSCM, a New York-based subsidiary, is a registered investment adviser with the U.S. Securities and Exchange Commission (SEC) and is an approved investment manager for Cohen & Steers sponsored Luxembourg-domiciled funds by the Luxembourg Commission de Surveillance du Secteur Financier (CSSF) and the Central Bank of Ireland (CBI). CSCM is approved to provide cross-border investment advisory and discretionary investment manager services by the Korean Financial Services Commission (KFSC). CSCM also has exemptions from registration that allow it to provide investment management services to institutions in Australia and Canada. CSCM is a registered commodity trading adviser and a registered commodity pool operator with the Commodities Futures Trading Commission (CFTC) and is a member of the National Futures Association (NFA), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps and various other financial instruments in which the Company and certain of its clients may invest.
CSUK, our United Kingdom-based subsidiary, is a registered investment adviser with the SEC and regulated as an investment firm by the United Kingdom Financial Conduct Authority (FCA). CSUK is also an approved investment manager for Cohen & Steers sponsored Luxembourg-domiciled funds with the CSSF and CBI, and is registered as a third-country firm with the Belgium Financial Services Market Authority (FSMA). CSUK also has exemptions from registration that allow it to provide investment management services to institutions in Canada. As a regulated entity in the UK, CSUK is subject to certain liquidity and capital resources requirements, which may limit our ability to withdraw capital from CSUK. CSUK is also subject to substantially similar regulations to certain pan-European regulations, including the Directive on Markets in Financial Instruments repealing Directive 2004/39/EC (MiFID II) and the Regulation on Markets in Financial Instruments (MiFIR).
CSAL, our Hong Kong-based subsidiary, is a registered investment adviser with the SEC and the Hong Kong Securities and Futures Commission (SFC). CSAL is subject to the Securities and Futures Ordinance (SFO), which regulates, among other things, offers of investments to the public and the licensing of intermediaries. CSAL and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC and are subject to the rules, codes and guidelines issued by the SFC.
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
CSJL, our Japan-based subsidiary, is a financial instruments operator (discretionary investment management and investment advisory and agency) registered with the Kanto Local Finance Bureau (KLFB), and accordingly with the Financial Services Agency of Japan (FSA), and is subject to the Financial Instruments and Exchange Act. CSJL supports the marketing, client service and business development activities of the Company and may serve as an intermediary for investment products managed by other affiliates.
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

CSS, a New York-based subsidiary, is a registered broker-dealer regulated by the SEC, the Financial Industry Regulatory Authority and other federal and state agencies. CSS is subject to regulations governing, among other things, sales practices, capital structure and recordkeeping. CSS is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which specifies minimum net capital levels for registered broker-dealers and is designed to enforce minimum standards for the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to withdraw capital and receive dividends from CSS. CSS also acts as a dealer for Cohen & Steers sponsored funds in Canada pursuant to an exemption available to international dealers from securities regulators in Ontario.
Regulation applicable to an affiliate in one jurisdiction may affect the operation of affiliates in others or require compliance at a group level because of the global and integrated nature of our business.
Human Capital
Human Capital strategies and initiatives are critical to our long-term success as a leading specialty manager in real assets and alternative income. The continual growth, full engagement, collaboration and mutual respect of all our employees ensure Cohen & Steers is a leading global investment manager. We align our business across four human resources verticals: Talent Management & Organizational Strategy, People Analytics & Insights, Total Rewards, and Human Resource (HR) Engagement.
Talent Management & Organizational Strategy allows us to maximize employee potential and support a culture of continuous learning and growth. This comprehensive function integrates talent acquisition, performance management, employee relations, succession planning, learning and development and diversity and inclusion.
People Analytics & Insights plays a pivotal role in shaping our global talent strategy. Through the collection, analysis, and interpretation of workforce data, we deliver actionable insights to senior leaders. By tracking people-focused metrics, identifying trends, and offering data-driven recommendations, we align our HR initiatives with broader firm objectives, inform strategic decision-making, and optimize talent management practices.
Total Rewards enables our firm to attract and retain professionals through competitive compensation and global benefits while ensuring our compensation benchmarking, benefits, and policy administration continually adapt to changing talent needs while always aligning with our firm’s values.
HR Engagement guides how our employees interact with one another and with our communities, ensuring we are building our next generation of leadership, continuously evolving our culture of inclusivity, and connecting to the world around us. This function includes our mentorship programs, employee resource groups, and community outreach.
We were recognized for the fifth consecutive year as a “Best Place to Work in Money Management” by Pensions & Investments (P&I), a global news source on money management. The award was part of P&I’s annual recognition program, which seeks to identify the top employers in the money management industry. This achievement recognized the strength of our culture, which is defined by the hard work, dedication and commitment to excellence and inclusion by everyone at Cohen & Steers.
As of December 31, 2024, we had 411 full-time employees globally of which 36% were women. In addition, at the end of 2024, 33% of our U.S. employees were people of color. During 2024, 48% of our firmwide new hires were women and 40% of our U.S. new hires were people of color.
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
As of December 31, 2024, approximately 65.2% of the assets we managed was concentrated in real estate securities strategies, including approximately 26.2% in the aggregate in Cohen & Steers Real Estate Securities Fund, Inc., Cohen & Steers Realty Shares, Inc. and Cohen & Steers Institutional Realty Shares, Inc. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect investment performance. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. We are paid a management fee or incentive fee based on the net asset value or returns, respectively, of certain of our investment vehicles and declines in the value of real estate securities and real property investments may reduce the fees we earn and our assets under management. Income and real estate values may be adversely affected by, among other things, unfavorable changes to tax laws and other laws and regulations applicable to real estate securities, global or regional events and disruptions that directly impact the real estate sector, the cost of compliance with applicable laws and regulations, sensitivity to certain economic factors such as interest rate changes and market volatility or economic recession, the availability and terms of financing, the creditworthiness of tenants, the volume and market terms of commercial real estate purchase and sale transactions, general and local economic conditions, the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions and other factors that are beyond our control. In addition, distress in the commercial real estate sector, including office properties, as well as shifting business trends and/or workforce reductions in certain geographies and industries, has negatively impacted and may continue to negatively impact certain markets in which we invest, including for example, as a result of low occupancy rates, tenant defaults, reduced rental rates, the maturation of a significant amount of commercial real property loans amid an elevated interest rate environment, tightening credit conditions imposed by traditional sources of real estate financing and refinancing and commercial mortgage loan defaults. Real estate values may also be adversely affected by new businesses and approaches in the real estate market and sectors in which we invest that cause disruptions in the industry with technological and other innovations, such as impacts to the value of hospitality properties due to competition from the non-traditional hospitality sector (such as short-term rental services) and office properties due to competition from shared office spaces (including co-working environments) or remote work arrangements. Further, our investments in real estate securities and real property may be exposed to new or increased risks and liabilities that could have a negative impact on our investment strategies and reduce our assets under management, revenue and earnings, including risks associated with global climate change, such as increased frequency and/or intensity of adverse weather and natural disasters. If underlying properties do not generate sufficient income to pay for ongoing operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance or value of real estate securities would have an adverse effect on the assets we manage and reduce the fees we earn and our revenue.
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
As of December 31, 2024, approximately 21.4% of our total assets under management was concentrated in preferred securities strategies, including approximately 9.2% in the Cohen & Steers Preferred Securities and Income Fund. Preferred securities investments are subject to varying degrees of market, contractual, financial, regulatory, litigation and other risks that could affect investment performance, returns and attractiveness, including risks related to actual or anticipated inflationary trends, interest rates, comparative returns on senior credit or “risk-free” debt instruments, counterparty credit, income and distributions, regulatory intervention and treatment, and applicable tax treatment.
Issuers of securities that represent the focus of these investment strategies may be concentrated in industries and geographies that experience sector-based volatility. Volatility or disruption in any such industries or geographies may cause a decline in the value of our preferred securities portfolios and negatively impact our investment returns, such as the stress and contagion fears arising out of the U.S. banking sector in 2023 upon the collapse and subsequent regulatory takeover of certain U.S. regional banks. In addition, issuers of securities that are the focus of these investment strategies may experience a direct credit, liquidity or other financial event that negatively impacts the value of our investment positions in such issuer, such as the high-profile collapse and regulatory intervention at a Swiss financial services organization during 2023 that resulted in the write-down of the value of such issuer’s contingent capital securities instruments held by us and other investors.
In a higher interest rate environment, we face increasing competition for our actively managed strategies from relatively lower-risk fixed income investments, such as U.S. treasury securities and money-market funds, that may provide stable or attractive returns to investors. Further, to the extent limitations may arise in the overall supply of preferred securities or similar investments at attractive prices or at all, whether due to performance concerns about the asset class, shifts in market or economic trends or investor preferences, redemptions or decreased volume of new issuances, our ability to deploy our available investment capacity may become constrained. A decline in the performance or value of preferred securities or similar investments, or diminishment in the attractiveness or availability of preferred securities or similar investments, would have an adverse effect on the assets we manage, limit our ability to increase and invest assets in these strategies and reduce the fees we earn and our revenue.
A significant portion of our revenue for 2024 was derived from a single institutional client.
As of December 31, 2024, our largest institutional client, Daiwa Asset Management, which held most of its assets in U.S. real estate strategies subadvised by us in Japan, represented approximately 19.6% of our institutional account revenue and approximately 4.9% of total revenue for 2024. As of December 31, 2024, approximately 24.7% of the institutional account assets we managed, and approximately 9.7% of our total assets under management, were derived from this client. Investor demand for the products we subadvise for this client can be affected by, among other things, actual or anticipated changes in the distributions paid by those products, the strength of the Japanese yen compared to the currencies in which the assets held in those products are denominated, market or economic events and conditions in Japan that may diminish the relative attractiveness of or contribute to investor redemptions in U.S. real estate strategies, the regulatory environment for the Japanese mutual fund market and disruptions in the marketing or distribution of our products caused by global or regional events. Reductions in distribution rates could decrease investor demand for these products, resulting in outflows of assets subadvised by us which would negatively impact our revenue and adversely affect our financial condition.
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
The success of our business depends largely on the experience, expertise and continued service of our senior executives and senior investment professionals. The loss of any such persons, or our failure to adequately prepare for the retention of such persons or to effectively implement related succession plans, could materially adversely affect our business, strategic initiatives and financial condition. While we have succession plans in place and continue to review and update those plans, there is no guarantee that their implementation or execution will operate as intended or otherwise be effective. In addition, we do not carry “key person” or similar insurance that would provide us with proceeds in the event of the death or disability of any of our employees. In addition, legal and regulatory restrictions on the terms or enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses could make it more difficult to retain qualified personnel.
The loss of any senior executives or senior investment professionals could impair or limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new client assets. Further, the departure of a portfolio manager could cause clients in investment strategies overseen by such manager to withdraw funds from, or reconsider the allocation of additional funds to, such strategies, and cause consultants and other intermediaries to discontinue recommendations of such strategies, any of which would reduce our assets under management, investment advisory fees and net income.
We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.
Our business is dependent on the effectiveness of our information and cybersecurity policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our clients’ portfolios as well as proprietary information relating to our business operations and our employees. We maintain a system of internal controls for us and certain of our investment vehicles designed to provide reasonable assurance that malicious or fraudulent activity, including misappropriation of our assets, fraudulent financial reporting and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats and the techniques used by cyber criminals are constantly evolving, can originate from a wide variety of sources and are becoming increasingly sophisticated, including the use of “ransomware” and phishing attacks, and may not be recognized until launched. Highly publicized security breaches continue to expose failures of companies to keep pace with the threats posed by cyber-attackers and have led to increased government, regulatory and media scrutiny.
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
Any breach or other failure of our or certain other parties’ technology or security systems, including but not limited to those systems of our third-party intermediaries, service providers, key vendors and third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory scrutiny and penalties and litigation costs resulting from the incident. In addition, our increased use of mobile and cloud computing technologies could increase these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information.
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
The investment management industry is highly competitive, and investors are increasingly fee sensitive. We compete against a large number of investment products offered by other investment management companies, investment dealers, banks and insurance companies, and many institutions we compete with have greater infrastructure and financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, investments in available property assets, distribution capability, scope and quality of services, reputation and the ability to develop and successfully launch new investment strategies and products to meet the changing needs of investors and generate strong returns. In the case of new strategy and product launches (including exchange-traded funds), our lack of available long-term records of prior investment performance, or investment “track records,” may put us at a competitive disadvantage until such records are established. Further, advances in technology, including through artificial intelligence capabilities, automation and digital wealth and distribution tools, as well as growing client interest for enhanced digital interaction with their investment portfolios, may require us to adapt our strategy, business and operations to address these trends and pressures. Our competitive position may weaken if we are unable to meet these client priorities.
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
Our growth strategy includes the expansion of our business and diversification of our investment management business beyond our existing core products and services. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, such as our private real estate investment strategy. We also continue to prioritize the expansion of our geographical presence and capabilities as well as product and service offerings outside the U.S. Significant fixed costs and other expenses have been incurred to support the development and launch of new strategies, investment vehicles and products (including exchange-traded funds), to expand the availability and marketability of our existing strategies and products, to grow our potential client base and to enhance our infrastructure, including additional office space, technology, operations and personnel.
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
Investor interest in and the valuation of our real estate investment strategies and preferred securities strategies can be adversely affected by changes in interest rates, particularly if interest rates increase substantially and quickly. Investor redemptions or a decline in the absolute or relative performance or value of such securities, or the attractiveness of portfolios or investment strategies utilizing such securities, would have an adverse effect on the assets we manage and our revenue. In addition, higher interest rates would increase any debt service costs incurred under the Credit Agreement, which bears interest at a variable rate that tracks interest rate changes. Although we may enter into derivative instruments to mitigate the impact of interest rate fluctuations on client assets, there is no assurance that such derivative instruments will be effective.
Our assets under management are concentrated in the U.S., Asia Pacific and European equity markets. Equity securities may decline in value as a result of many global, regional or issuer-specific economic or market factors, including changes in interest rates, inflation, an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry, geography or sector, changes in currency exchange rates and changes in regulations. In addition, national and international geopolitical risks and events, including the armed conflict between Russia and Ukraine and ongoing conflicts in the Middle East, tensions between the U.S. and China, deglobalization trends and changes in national industrial and trade policies and national elections in countries such as the U.S., Taiwan and India, have caused and may continue to cause volatility in the global financial markets and economy. Such volatility has led and may continue to lead to the disruption of global supply chains, tariffs, sudden fluctuations in commodity prices and energy costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create severe long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs. Any declines in the equity markets, or in market segments in which our investment products and strategies are concentrated, could reduce the value of our seed investments and/or our assets under management, revenue and earnings.
During 2024, the Federal Reserve Board began reducing the federal funds rate, which had been raised significantly during 2022 and 2023 to combat rising inflation in the U.S., and while further interest rate reductions remain possible, continued inflationary pressures and elevated interest rates may negatively affect our investment opportunities, the value of our investments and the relative attractiveness of and demand for our strategies, including our preferred securities and fixed income investments and strategies.
Our industry is subject to rapid changes in technology that may alter historical methods of doing business, and technologies we incorporate into our processes may present complex and novel business, compliance and reputational risks.
The financial industry continues to be impacted by innovation, technological changes and changing customer preferences, including the deployment of new technologies based on artificial intelligence and machine-learning that are becoming increasingly competitive with and may disrupt more traditional business models. If we do not effectively anticipate and adapt to these changes, or if our competitors implement artificial intelligence technology more quickly or efficiently, our competitive position may suffer, and these impacts would adversely affect our business and financial condition. Our business could also be affected by technological changes in the industries or markets in which we invest that negatively impact the values of assets in which we invest and adversely affect our business and financial condition. Additionally, our business could be affected by regulatory requirements through new rules around technological advancements that could increase the cost of compliance when employing these technological changes.
We may use artificial intelligence in our business, operations or investment processes for a variety of reasons, including with the objectives of increasing efficiency, generating alpha and supporting innovation as we meet clients’ evolving needs and to enable us to compete more effectively, and these technologies may become more important in our operations over time. Our use of these technologies may result in new or expanded risks and liabilities, including due to increasing governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, such as the unauthorized disclosure of confidential or sensitive data, and reputational harm, as well as other factors that could adversely affect our business and financial condition. In addition, our personnel, third-party intermediaries, service providers and key vendors could improperly utilize artificial intelligence technologies while carrying out their responsibilities, which could result in a disruption in the use of their systems or services. The use of artificial intelligence may lead to unintended consequences, including generating content that is factually inaccurate, misleading or otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or flaws. Additionally, broad regulatory obligations applicable to artificial intelligence and machine-learning are uncertain and developing, which heightens the potential risk that such technologies may pose to us. In order to reduce these new and expanded risks and liabilities, we could choose to limit some of our activities related to such technologies, which could harm our funds’ financial performance or increase fund expenses.
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
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions and subject to best execution, we receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers. As a result of regulations in the European Union (EU) and U.K., we may continue to eliminate the use of commission credits to pay for research and eligible services for accounts where we have certain obligations within the scope of MiFID II (together with substantially similar national rules of the U.K. and implementing rules and regulations). Our operating expenses then include payment for research and eligible services for these accounts. Depending on the evolution of market practices and regulatory developments, we may look to use commission credits to pay for research in the future or elect to pay for research and expenses globally, subject to applicable SEC regulations, which would impact our operating expenses.
Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to approximately $3.3 billion as of December 31, 2024. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidating investments during adverse market conditions would reduce the Company’s assets under management and revenue.

Failure to maintain adequate business continuity plans in the event of a catastrophic event could have a material adverse effect on the Company and its products.
Our operations are dependent on our ability to protect our personnel, offices and technology infrastructure against damage from catastrophic or business continuity events that could have a significant disruptive effect on our operations. We and our third-party intermediaries, service providers and key vendors could experience a local or regional disaster, such as an epidemic or pandemic, weather event such as an earthquake, flood, hurricane or fire, terrorist attack, security breach, power loss and other failure of technology or telecommunications systems or operations. Events like these could threaten the safety and welfare of our workforce, cause the loss of client data or cause us to experience material adverse interruptions to our operations. Infectious illness outbreaks or other adverse public health developments in countries where we or our clients or investors operate, as well as restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the global economy, the financial condition of individual issuers or companies and capital markets, in ways that are not within our control and cannot be foreseen. A sustained decline in the performance of or demand for the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by catastrophic events could adversely impact our assets under management and the fees we earn, and these conditions could lead us to experience operational issues and interruptions, require us to incur significant additional costs and negatively impact our business.
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
Moreover, environmental, social and governance related activities have been the subject of increased focus by certain investors, legislators and regulators in the asset management industry, and an inability to meet applicable requirements or expectations may adversely impact our reputation and business. If our reputation is harmed, existing clients and investors may reduce amounts held in, or withdraw entirely from, funds or accounts that we manage, or funds or accounts may terminate their relationship with us. In addition, reputational harm may cause us to lose current employees and we may be unable to attract new ones with similar qualifications or skills, which could negatively affect our operations. If we fail to address, or appear to fail to address, successfully and promptly, the underlying causes of any reputational harm, we may be unsuccessful in repairing any damage to our reputation and our future business prospects would likely be affected, and the loss of client relationships could reduce our assets under management, revenue and earnings.

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
As of December 31, 2024, Robert H. Steers, our current Executive Chairman, and a member of his family held approximately 23.3% of our common stock and Martin Cohen, our current Chairman of the board of directors (our “Board Chairman”), and a member of his family held approximately 17.8% of our common stock. Such levels of ownership or control create the ability to meaningfully influence, among other things:
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
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our current Executive Chairman and our Board Chairman, together with certain of their respective family members, held 11,772,668 shares and 9,014,603 shares, respectively, of our common stock as of December 31, 2024. Any of such persons may sell shares of our common stock, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In connection with our initial public offering in 2004, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with our Executive Chairman, Robert H. Steers and our Board Chairman, Martin Cohen, and certain trust entities controlled by certain of their respective family members that requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In May 2024, we filed a Registration Statement on Form S-3 covering (i) the resale of up to an aggregate of 21,065,378 shares owned or controlled by our Executive Chairman and our Board Chairman and certain other persons and (ii) the offer and sale of an indeterminate number of shares by us to the public. In addition, on April 22, 2024, we issued 1,007,057 shares of our common stock through an offering made pursuant to our prior Registration Statement on Form S-3. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and any additional shares that we issue will dilute your percentage ownership in the Company.
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
We operate in a highly regulated industry and are subject to new regulations and revisions to, and evolving interpretations of, existing regulations in the U.S. and internationally. In recent years, regulators in the U.S. and abroad have increased oversight of the financial services industry, which may result in and have resulted in regulation that increases the Company’s cost of conducting its business and maintaining its global compliance standards and may limit or change/has influenced the Company’s current or prospective business.
U.S. regulatory agencies have proposed and adopted multiple regulations that could impact and have impacted the mutual fund industry. Potential upcoming regulations and/or rules and amendments could, among other things, restrict the funds we manage from engaging in certain transactions, impact flows and/or increase expenses as well as compliance costs. Further, new regulations or interpretations of existing laws have resulted in, and may continue to result in, enhanced disclosure obligations, including with respect to cybersecurity, insider trading and climate change, sustainability risks or other environmental, social and governance matters, which could negatively affect us or materially increase our regulatory burden. At the same time, regulators and legislators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. These opposing views may also be adopted by our investors. Conflicting regulations and a lack of harmonization of environmental, social or legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and could increase our costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.
While a majority of our operations take place in the U.S., we maintain offices internationally. Regulators in the non-U.S. jurisdictions in which we operate could change their laws or regulations, or their interpretation or enforcement of existing laws and regulations, in a manner that might restrict or otherwise impede our ability to operate in their respective markets. Additionally, we operate under a number of exemptions in some non-U.S. jurisdictions and should regulators or legislators alter those exemptions, this could lead to an interruption in services we provide or in additional operating costs to comply with new obligations.
Specifically, for example, in Europe, rules and regulations under Undertakings for the Collective Investment in Transferable Securities (UCITS) regulatory framework, MiFID II and MiFIR, along with substantially similar national rules of the U.K. and implementing rules and regulations, have had, and will continue to have, direct and indirect effects on our operations in Europe, including increased costs for investment research and increased compliance, disclosure, reporting and other obligations. In addition, current and upcoming European, U.S. and international regulations and rules around ESG-related procedures, reporting and disclosures are expected to have direct and indirect effects on our global operations, including additional costs for increased compliance through disclosure and reporting, among other obligations.

There has also been an increase in data and privacy regulations globally. In addition to the EU’s General Data Protection Regulation (GDPR), U.S. state data breach and privacy legislation, including the California Consumer Privacy Act and similar laws being adopted in various states, and Japan’s Personal Information Protection Law have come into effect requiring us to comply with stringent requirements, and we expect that there will be further regulation and legislation that will come into effect in the future that will require us to comprehensively review our systems and processes and may result in additional costs.
The U.K.’s exit from the EU in 2020 (referred to as Brexit) may continue to disrupt our business operations and impact our reported financial results as well as the liquidity and value of our investments and fund distribution. There remains uncertainty around the post-Brexit regulatory environment as the U.K. continues to establish independent regulations for the U.K. CSUK’s ability to market and provide its services or serve as a distributor of financial products within the EU could be restricted temporarily or in the long term as a result of Brexit and a divergence from the EU regulatory regime. Our contingency plans for Brexit require the cooperation of counterparties or a regulator of financial services to make timely arrangements. While we believe it is in the best interests of counterparties and regulators to cooperate and recognize firms, services and products based in the respective jurisdictions, we cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses have increased as we implement plans to continue to market and provide our services and distribute our products in the short and/or long term.
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
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a crucial component of our enterprise risk management program. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature and information relating to our clients and investments.
Our cybersecurity risk management function is led by our Cybersecurity Management team which is comprised of our Chief Information Security Officer (CISO), Chief Technology Officer (CTO), members of our Information Technology (IT) department, as well as members of our Legal and Compliance Departments. Our Cybersecurity Management team is primarily responsible for developing, implementing and monitoring our cybersecurity program and reporting on cybersecurity matters to senior management as well as our board of directors.
Members of our Cybersecurity Management identify and assess risks from cybersecurity threats by monitoring our threat environment and the Company’s enterprise risk profile using various manual and automated tools as well as by: (i) utilizing shared information about vulnerabilities and exploits from professional security organizations, reports or other services that identify cybersecurity threats and through the use of external intelligence feeds; (ii) analyzing reports of threats and actors; (iii) conducting periodic vulnerability scans of the Company’s IT environment; (iv) evaluating our and our industry’s risk profile; (v) evaluating threats that are reported to us; (vi) coordinating with law enforcement concerning threats; (vii) conducting internal and external audits of our information security control environment and operating effectiveness; and (viii) conducting threat assessments for internal and external threats, including through the use of third party threat assessments and vulnerability threat assessments.
We implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats, including, but not limited to:
•technical and physical safeguards: (i) real-time security information and event monitoring of systems, workstations, servers and networks, and periodic internal and external vulnerability scans; (ii) asset management tracking and disposal; (iii) incident detection and response; (iv) data encryption; (v) notification monitoring from Company personnel and from third parties regarding issues and signs of potential incidents; and (vi) logical access controls and network security controls; and
•organizational safeguards: (i) incident response plans that address our response to a cybersecurity incident; (ii) personnel and vendors dedicated to overseeing the Company’s cybersecurity program; (iii) periodic mandatory employee cybersecurity training; (iv) periodic risk assessments and testing of our policies, standards, processes and practices designed to address cybersecurity threats and incidents; (v) policies and programs such as security standards, a vendor risk management program, a vulnerability management policy and disaster recovery and business continuity plans; and (vi) insurance coverage dedicated to losses resulting from cybersecurity incidents.
Cybersecurity risk management is integrated into the Company’s overall enterprise risk management (ERM) process. For example, (i) enterprise risk management-level cybersecurity risks are reviewed at least annually by our information technology security team; (ii) internal and external penetration tests are performed to identify vulnerabilities and findings are risk ranked based on potential likelihood and impact; and (iii) members of Cybersecurity Management report on cybersecurity risk management and related matters to the audit committee of the board of directors, as part of their ongoing evaluation and oversight of overall enterprise risk pursuant to non-exclusive authority delegated by the board of directors.
We use third-party service providers to assist us in identifying, assessing and monitoring material risks from cybersecurity threats, including through penetration testing, provision of threat intelligence and continuous monitoring of our environment. We report key findings to the audit committee of the board of directors and, if appropriate, the board of directors and adjust our cybersecurity policies, standards, processes and practices as necessary based in part on information provided by these assessments and engagements.

We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies and supply chain resources. We maintain a risk-based approach to identifying and overseeing cybersecurity risks and vulnerabilities presented by our engagement of third parties, as well as the information systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Our vendor risk management program may involve different assessments designed to help identify cybersecurity risks including: (i) vendor risk assessments; (ii) security questionnaires; (iii) vendor audits; (iv) vulnerability scans relating to vendors; (v) security assessment calls with the vendor’s security personnel and our review of the vendor’s written security program, security assessments and other reports; (vi) evidence of cybersecurity preparedness through a System and Organization Controls (SOC) 1 or SOC 2 report; and (vii) the imposition of contractual obligations on the vendor.
For a description of the risks from cybersecurity threats that may materially affect the Company, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including under the caption “We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.”
Governance
Our cybersecurity risk assessment and management processes are implemented and maintained by members of our Cybersecurity Management, including our CISO, CTO and our Head of IT Infrastructure.
•Our CISO oversees the information security group and program within our IT department with over 25 years of experience, including similar roles at other financial services companies, and holds the Certified Information Systems Auditor (CISA) and Certified in Risk and Information Systems Control (CRISC) certifications and is registered with FINRA for the Series 99.
•Our CTO oversees our IT department and has served in various roles in information technology for over 29 years, including senior leadership roles at another financial services company.
•Our Head of IT Infrastructure oversees the infrastructure and service desk within our IT department and has served in various roles in information technology for over 21 years.
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
Our cybersecurity incident response plan is a key component of our cybersecurity program. The response plan is designed to report certain cybersecurity incidents to members of Cybersecurity Management, who then work with the Company’s incident response team to help control, mitigate and remediate cybersecurity incidents. In addition, the response plan includes prompt reporting to the board of directors (or audit committee) of certain cybersecurity incidents and related materiality and disclosure determinations.
The audit committee of the board of directors actively participates in discussions regarding cybersecurity risk exposures and steps taken by management to monitor and mitigate such risks, further to their responsibility to manage, oversee and remain informed about the most significant risks to Company and align our risk exposure with our strategic and business objectives. At least annually, the audit committee reviews with our CTO and CISO the Company’s cybersecurity program, including the robustness and efficacy of the overall cybersecurity program, steps taken to enhance defenses and security measures in place and our established plans to identify, detect and respond to potential threats. The audit committee also annually reviews and discusses the ERM process and risk assessment, as well as the Company’s cyber insurance coverage. Additionally, the audit committee of the board of directors receives reports and communications from our CTO and our Chief Operating Officer regarding material risks and specific developments related to the changing cybersecurity landscape and the Company’s operating, technology and control environment. Such reports may cover topics such as: investments made in our cyber infrastructure; technology projects and initiatives; vulnerability assessments and key findings from external cyber experts; the impact of new cybersecurity-related rules and regulations; changes in the threat environment; and evolving information security standards and market practices. As of December 31, 2024, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS.” As of February 14, 2025, there were 51 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners.
Payment of any dividends to our common stockholders is subject to the approval of our board of directors. When determining whether to pay a dividend, we consider general economic and business conditions, our strategic plans, our financial results and condition, cash flows and liquidity, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors deemed relevant. On February 20, 2025, we declared a quarterly cash dividend on our common stock in the amount of $0.62 per share. This dividend will be payable on March 13, 2025 to stockholders of record at the close of business on March 3, 2025.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2024	—	$—	—	—
November 1 through November 30, 2024	15,237	$100.72	—	—
December 1 through December 31, 2024	46	$100.66	—	—
Total	15,283	$100.72	—	—
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
The following discussion includes a comparison of our results for 2024 and 2023. For a comparison of our results for 2023 and 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 23, 2024, and is incorporated herein by reference.
Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Refer to Part I. Item 1 Business Overview for an overview of our business.
Macroeconomic Environment
During 2024, global economic conditions remained complex, marked by varying levels of growth across regions and recalibrations to new political administrations. Global equity and fixed income markets reflected these dynamics, with investor sentiment fluctuating in response to monetary policy developments, inflation trends and geopolitical uncertainties. Despite these challenges, we continue to see investment opportunities across our asset classes. As a global asset manager, we navigated these macroeconomic conditions by leveraging our extensive portfolio management expertise, disciplined risk management framework and prudent cost control.

Investment Performance as of December 31, 2024
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
(2)    © 2025 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at December 31, 2024. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Assets Under Management
Below is a discussion of our assets under management at December 31, 2024. For additional details, please refer to the tables on pages 24 - 27.
Assets under management at December 31, 2024 increased 3.2% to $85.8 billion from $83.1 billion at December 31, 2023. The increase was due to market appreciation of $5.4 billion, partially offset by net outflows of $171 million and distributions of $2.6 billion.
Open-end funds
Assets under management in open-end funds at December 31, 2024 increased 10.6% to $41.0 billion from $37.0 billion at December 31, 2023. The change was primarily due to:
•Net inflows of $2.8 billion including $2.7 billion into U.S. real estate
•Market appreciation of $2.4 billion including $1.2 billion from U.S. real estate and $995 million from preferred securities
•Distributions of $1.3 billion including $598 million from U.S. real estate and $520 million from preferred securities, of which $962 million was reinvested and included in net flows
Institutional accounts
Assets under management in institutional accounts at December 31, 2024 decreased 4.2% to $33.6 billion from $35.0 billion at December 31, 2023. The change was primarily due to:
Advisory:
•Net outflows of $2.2 billion including $1.9 billion from global/international real estate
•Market appreciation of $1.2 billion including $576 million from U.S. real estate and $412 million from global listed infrastructure
Japan subadvisory accounts:
•Net outflows of $563 million including $292 million from global/international real estate and $233 million from U.S. real estate
•Market appreciation of $752 million including $661 million from U.S. real estate
•Distributions of $693 million including $647 million from U.S. real estate
Subadvisory accounts excluding Japan:
•Net outflows of $211 million including $297 million from global/international real estate, partially offset by net inflows of $134 million into U.S. real estate
•Market appreciation of $242 million including $110 million from global listed infrastructure and $108 million from U.S. real estate
Closed-end funds
Assets under management in closed-end funds at December 31, 2024 increased 1.9% to $11.3 billion from $11.1 billion at December 31, 2023. The change was primarily due to:
•Net inflows of $13 million
•Market appreciation of $816 million
•Distributions of $616 million

Assets Under Management
By Investment Vehicle
(in millions)

	Years Ended December 31,
	2024	2023	2022
Open-end Funds
Assets under management, beginning of period	$37,032	$36,903	$50,911
Inflows	14,239	11,937	17,939
Outflows	(11,435)	(13,614)	(19,713)
Net inflows (outflows)	2,804	(1,677)	(1,774)
Market appreciation (depreciation)	2,388	3,231	(10,282)
Distributions	(1,262)	(1,265)	(1,952)
Transfers	—	(160)	—
Total increase (decrease)	3,930	129	(14,008)
Assets under management, end of period	$40,962	$37,032	$36,903
Average assets under management	$39,090	$36,159	$43,202

Institutional Accounts
Assets under management, beginning of period	$35,028	$32,373	$42,727
Inflows	3,696	2,985	5,915
Outflows	(6,684)	(3,225)	(6,357)
Net inflows (outflows)	(2,988)	(240)	(442)
Market appreciation (depreciation)	2,216	3,626	(8,927)
Distributions	(693)	(891)	(985)
Transfers	—	160	—
Total increase (decrease)	(1,465)	2,655	(10,354)
Assets under management, end of period	$33,563	$35,028	$32,373
Average assets under management	$33,499	$32,878	$36,383

Closed-end Funds
Assets under management, beginning of period	$11,076	$11,149	$12,991
Inflows	13	17	575
Outflows	—	(91)	—
Net inflows (outflows)	13	(74)	575
Market appreciation (depreciation)	816	617	(1,722)
Distributions	(616)	(616)	(695)
Total increase (decrease)	213	(73)	(1,842)
Assets under management, end of period	$11,289	$11,076	$11,149
Average assets under management	$11,278	$10,854	$12,039

Total
Assets under management, beginning of period	$83,136	$80,425	$106,629
Inflows	17,948	14,939	24,429
Outflows	(18,119)	(16,930)	(26,070)
Net inflows (outflows)	(171)	(1,991)	(1,641)
Market appreciation (depreciation)	5,420	7,474	(20,931)
Distributions	(2,571)	(2,772)	(3,632)
Total increase (decrease)	2,678	2,711	(26,204)
Assets under management, end of period	$85,814	$83,136	$80,425
Average assets under management	$83,867	$79,891	$91,624

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Years Ended December 31,
	2024	2023	2022
Advisory
Assets under management, beginning of period	$20,264	$18,631	$24,599
Inflows	2,187	1,407	3,672
Outflows	(4,401)	(1,860)	(4,734)
Net inflows (outflows)	(2,214)	(453)	(1,062)
Market appreciation (depreciation)	1,222	1,926	(4,906)
Transfers	—	160	—
Total increase (decrease)	(992)	1,633	(5,968)
Assets under management, end of period	$19,272	$20,264	$18,631
Average assets under management	$18,998	$18,798	$21,233

Japan Subadvisory
Assets under management, beginning of period	$9,026	$8,376	$11,329
Inflows	290	823	988
Outflows	(853)	(474)	(436)
Net inflows (outflows)	(563)	349	552
Market appreciation (depreciation)	752	1,192	(2,520)
Distributions	(693)	(891)	(985)
Total increase (decrease)	(504)	650	(2,953)
Assets under management, end of period	$8,522	$9,026	$8,376
Average assets under management	$8,678	$8,633	$9,302

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,738	$5,366	$6,799
Inflows	1,219	755	1,255
Outflows	(1,430)	(891)	(1,187)
Net inflows (outflows)	(211)	(136)	68
Market appreciation (depreciation)	242	508	(1,501)
Total increase (decrease)	31	372	(1,433)
Assets under management, end of period	$5,769	$5,738	$5,366
Average assets under management	$5,823	$5,447	$5,848

Total Institutional Accounts
Assets under management, beginning of period	$35,028	$32,373	$42,727
Inflows	3,696	2,985	5,915
Outflows	(6,684)	(3,225)	(6,357)
Net inflows (outflows)	(2,988)	(240)	(442)
Market appreciation (depreciation)	2,216	3,626	(8,927)
Distributions	(693)	(891)	(985)
Transfers	—	160	—
Total increase (decrease)	(1,465)	2,655	(10,354)
Assets under management, end of period	$33,563	$35,028	$32,373
Average assets under management	$33,499	$32,878	$36,383

Assets Under Management
By Investment Strategy
(in millions)

	Years Ended December 31,
	2024	2023	2022
U.S. Real Estate
Assets under management, beginning of period	$38,550	$35,108	$49,915
Inflows	10,097	7,077	10,572
Outflows	(7,031)	(6,521)	(10,869)
Net inflows (outflows)	3,066	556	(297)
Market appreciation (depreciation)	2,765	4,495	(12,097)
Distributions	(1,454)	(1,679)	(2,406)
Transfers	3	70	(7)
Total increase (decrease)	4,380	3,442	(14,807)
Assets under management, end of period	$42,930	$38,550	$35,108
Average assets under management	$40,607	$36,034	$41,627

Preferred Securities
Assets under management, beginning of period	$18,164	$19,767	$26,987
Inflows	4,103	4,997	7,059
Outflows	(4,768)	(6,890)	(10,212)
Net inflows (outflows)	(665)	(1,893)	(3,153)
Market appreciation (depreciation)	1,552	1,029	(3,240)
Distributions	(717)	(739)	(834)
Transfers	(4)	—	7
Total increase (decrease)	166	(1,603)	(7,220)
Assets under management, end of period	$18,330	$18,164	$19,767
Average assets under management	$18,458	$18,439	$22,638

Global/International Real Estate
Assets under management, beginning of period	$15,789	$14,782	$19,380
Inflows	2,104	1,529	3,848
Outflows	(4,772)	(1,975)	(3,289)
Net inflows (outflows)	(2,668)	(446)	559
Market appreciation (depreciation)	43	1,616	(5,039)
Distributions	(107)	(93)	(118)
Transfers	1	(70)	—
Total increase (decrease)	(2,731)	1,007	(4,598)
Assets under management, end of period	$13,058	$15,789	$14,782
Average assets under management	$13,651	$14,899	$16,692

Assets Under Management
By Investment Strategy - continued
(in millions)

	Years Ended December 31,
	2024	2023	2022
Global Listed Infrastructure
Assets under management, beginning of period	$8,356	$8,596	$8,763
Inflows	640	487	1,566
Outflows	(870)	(725)	(1,112)
Net inflows (outflows)	(230)	(238)	454
Market appreciation (depreciation)	900	204	(405)
Distributions	(233)	(206)	(216)
Total increase (decrease)	437	(240)	(167)
Assets under management, end of period	$8,793	$8,356	$8,596
Average assets under management	$8,717	$8,291	$8,700

Other
Assets under management, beginning of period	$2,277	$2,172	$1,584
Inflows	1,004	849	1,384
Outflows	(678)	(819)	(588)
Net inflows (outflows)	326	30	796
Market appreciation (depreciation)	160	130	(150)
Distributions	(60)	(55)	(58)
Total increase (decrease)	426	105	588
Assets under management, end of period	$2,703	$2,277	$2,172
Average assets under management	$2,434	$2,228	$1,967

Total
Assets under management, beginning of period	$83,136	$80,425	$106,629
Inflows	17,948	14,939	24,429
Outflows	(18,119)	(16,930)	(26,070)
Net inflows (outflows)	(171)	(1,991)	(1,641)
Market appreciation (depreciation)	5,420	7,474	(20,931)
Distributions	(2,571)	(2,772)	(3,632)
Total increase (decrease)	2,678	2,711	(26,204)
Assets under management, end of period	$85,814	$83,136	$80,425
Average assets under management	$83,867	$79,891	$91,624

Summary of Operating Results

(in thousands, except percentages and per share data)	Years Ended December 31,
	2024	2023	2022
U.S. GAAP
Revenue	$517,417	$489,637	$566,906
Expenses	$344,540	$325,160	$350,968
Operating income	$172,877	$164,477	$215,938
Net income attributable to common stockholders	$151,265	$129,049	$171,042
Diluted earnings per share	$2.97	$2.60	$3.47
Operating margin	33.4%	33.6%	38.1%

As Adjusted (1)
Net income attributable to common stockholders	$149,286	$140,511	$182,251
Diluted earnings per share	$2.93	$2.84	$3.70
Operating margin	35.4%	36.2%	43.0%
_________________________
(1)Refer to pages 30-31 for reconciliations of U.S. GAAP to as adjusted results.
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Revenue

(in thousands)	Years Ended December 31,
	2024	2023	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$258,010	$239,501	$18,509	7.7%
Institutional accounts	129,072	123,565	$5,507	4.5%
Closed-end funds	99,977	96,345	$3,632	3.8%
Total	487,059	459,411	$27,648	6.0%
Distribution and service fees	28,142	28,200	$(58)	(0.2)%
Other	2,216	2,026	$190	9.4%
Total revenue	$517,417	$489,637	$27,780	5.7%
Investment advisory and administration revenue increased from the year ended December 31, 2023 primarily due to higher average assets under management.
Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annual effective fee rate of 66.0 bps and 66.2 bps for the years ended December 31, 2024 and 2023, respectively.
Total investment advisory revenue from institutional accounts compared with average assets under management implied an annual effective fee rate of 38.5 bps and 37.6 bps for the years ended December 31, 2024 and 2023, respectively. Excluding performance fees of $1.4 million and $2.5 million, the implied annual effective fee rate would have been 38.1 bps and 36.8 bps for the years ended December 31, 2024 and 2023, respectively. The increase in the implied annual effective fee rate is primarily due to the shift in the mix of assets under management.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annual effective fee rate of 88.7 bps and 88.8 bps for the years ended December 31, 2024 and 2023, respectively.
Expenses

(in thousands)	Years Ended December 31,
	2024	2023	$ Change	% Change
Employee compensation and benefits	$217,980	$200,181	$17,799	8.9%
Distribution and service fees	57,137	54,170	$2,967	5.5%
General and administrative	60,135	66,704	$(6,569)	(9.8)%
Depreciation and amortization	9,288	4,105	$5,183	126.3%
Total expenses	$344,540	$325,160	$19,380	6.0%

Employee compensation and benefits increased from the year ended December 31, 2023 primarily due to higher amortization of restricted stock units of $7.7 million, including $5.8 million of accelerated vesting of certain restricted stock units. Additionally, there were increases in incentive compensation of $4.3 million and salaries of $2.7 million.
Distribution and service fee expenses increased by $3.0 million from the year ended December 31, 2023 primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses decreased from the year ended December 31, 2023 primarily due to lower rent expense of $8.5 million related to the expiration of the lease for the Company’s prior headquarters in January 2024, partially offset by higher technology expenses of $911,000 and travel and entertainment of $748,000.
Depreciation and amortization increased from the year ended December 31, 2023 primarily due to depreciation and amortization of fixed assets and leasehold improvements associated with the Company's current headquarters that were placed in service in December 2023.
Operating margin for the year ended December 31, 2024 decreased to 33.4% from 33.6% for the year ended December 31, 2023.
Non-operating Income (Loss)

(in thousands)	Year Ended December 31, 2024
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$3,117	$16,227	$19,344
Gain (loss) from investments—net	15,573	1,009	16,582
Foreign currency gain (loss)—net	(578)	1,316	738
Total non-operating income (loss)	18,112	18,552	36,664
Net (income) loss attributable to noncontrolling interests	(11,527)	—	(11,527)
Non-operating income (loss) attributable to the Company	$6,585	$18,552	$25,137

(in thousands)	Year Ended December 31, 2023
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$3,622	$10,996	$14,618
Gain (loss) from investments—net	4,915	(624)	4,291
Foreign currency gain (loss)—net	(556)	(2,579)	(3,135)
Total non-operating income (loss)	7,981	7,793	15,774
Net (income) loss attributable to noncontrolling interests	(7,560)	—	(7,560)
Non-operating income (loss) attributable to the Company	$421	$7,793	$8,214
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.
Income Taxes
A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Years Ended December 31,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.7	3.2
Non-deductible executive compensation	1.2	1.9
Valuation allowance	(0.7)	0.4
Excess tax benefits related to the vesting and delivery of restricted stock units	(0.3)	(1.2)
Other	(0.3)	—
Effective income tax rate	23.6%	25.3%

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
Effective January 1, 2023, the Company revised its methodology for as adjusted results to include interest and dividends from corporate seed investments. Amounts for the year ended December 31, 2022 have not been recast to conform with the current methodology as the impact was not significant.
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income attributable to common stockholders, U.S. GAAP	$151,265	$129,049	$171,042
Seed investments—net (1)	(6,245)	2,252	4,317
Accelerated vesting of restricted stock units	7,134	1,318	10,260
Other non-recurring expenses (2)	1,196	—	—
Lease transition and other costs - 280 Park Avenue (3)	807	9,721	776
Closed-end fund offering costs (4)	—	—	15,239
Foreign currency exchange (gains) losses—net (5)	(1,059)	2,371	(4,741)
Tax adjustments—net (6)	(3,812)	(4,200)	(14,642)
Net income attributable to common stockholders, as adjusted	$149,286	$140,511	$182,251

Diluted weighted average shares outstanding	50,938	49,553	49,297
Diluted earnings per share, U.S. GAAP	$2.97	$2.60	$3.47
Seed investments—net (1)	(0.12)	0.05	0.09
Accelerated vesting of restricted stock units	0.14	0.03	0.21
Other non-recurring expenses (2)	0.02	—	—
Lease transition and other costs - 280 Park Avenue (3)	0.02	0.20	0.02
Closed-end fund offering costs (4)	—	—	0.31
Foreign currency exchange (gains) losses—net (5)	(0.02)	0.05	(0.10)
Tax adjustments—net (6)	(0.08)	(0.09)	(0.30)
Diluted earnings per share, as adjusted	$2.93	$2.84	$3.70
_________________________
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents the impact of incremental expenses associated with the separation of certain employees.
(3)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024. From a GAAP perspective, the Company recognized lease expense on both its prior and current headquarters as a result of overlapping lease terms.
(4)Represents costs associated with the offering of the Cohen & Steers Real Estate Opportunities and Income Fund (RLTY).
(5)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(6)Tax adjustments are summarized in the following table:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Impact of tax effects associated with items noted above	$(2,020)	$(3,085)	$(3,522)
Impact of discrete tax items	(1,792)	(1,115)	(11,120)
Total tax adjustments	$(3,812)	$(4,200)	$(14,642)

Revenue, Expenses, Operating Income and Operating Margin

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Revenue, U.S. GAAP	$517,417	$489,637	$566,906
Consolidated funds	853	(466)	790
Revenue, as adjusted	$518,270	$489,171	$567,696

Expenses, U.S. GAAP	$344,540	325,160	350,968
Consolidated funds	(698)	(2,021)	(838)
Accelerated vesting of restricted stock units	(7,134)	(1,318)	(10,260)
Other non-recurring expenses (1)	(1,196)	—	—
Lease transition and other costs - 280 Park Avenue (2)	(807)	(9,721)	(776)
Closed-end fund offering costs (3)	—	—	(15,239)
Expenses, as adjusted	$334,705	$312,100	$323,855

Operating income, U.S. GAAP	$172,877	$164,477	$215,938
Consolidated funds	1,551	1,555	1,628
Accelerated vesting of restricted stock units	7,134	1,318	10,260
Other non-recurring expenses (1)	1,196	—	—
Lease transition and other costs - 280 Park Avenue (2)	807	9,721	776
Closed-end fund offering costs (3)	—	—	15,239
Operating income, as adjusted	$183,565	$177,071	$243,841

Operating margin, U.S. GAAP	33.4%	33.6%	38.1%
Operating margin, as adjusted	35.4%	36.2%	43.0%
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
(3)Represents costs associated with the offering of RLTY.

Non-operating Income (Loss)

	Years Ended December 31,
(in thousands)	2024	2023	2022
Non-operating income (loss), U.S. GAAP	$36,664	$15,774	$(19,041)
Seed investments—net (1)	(19,323)	(6,863)	24,245
Foreign currency exchange (gains) losses—net (2)	(1,059)	2,371	(4,741)
Non-operating income (loss), as adjusted	$16,282	$11,282	$463
_________________________
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
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
The table below summarizes net liquid assets:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$182,974	$187,442
U.S. Treasury securities	109,086	59,942
Liquid seed investments—net	68,858	71,375
Other current assets	75,959	73,360
Current liabilities	(105,396)	(106,603)
Net liquid assets	$331,481	$285,516
Cash and cash equivalents
Cash and cash equivalents are on deposit with major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash.
U.S. Treasury securities
U.S. Treasury securities, recorded at fair value, are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments, recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments are primarily securities held directly for the purpose of establishing performance records and the Company's economic interest in certain consolidated funds which are presented net of noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. We perform a review of our receivables on an ongoing basis to assess collectability and, based on our analysis at December 31, 2024, no allowance for uncollectible accounts was required.
Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12-months, certain income taxes payable and certain other liabilities and accrued expenses.
Future liquidity needs
Our business may become capital intensive over time to support growth initiatives. Potential uses of capital range from, among other things, seeding new strategies and investment vehicles, co-investing in private real estate vehicles, funding the upfront costs associated with product offerings, and making various investments to grow our firm infrastructure as our business scales. In order to provide us with the financial flexibility to pursue these opportunities, we have a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026.
In early 2025, we launched our first ETFs and made seed investments of approximately $49.8 million to support this initiative.

On April 22, 2024, we issued 1,007,057 shares of common stock through an offering. The net proceeds, after deducting commissions and offering expenses, were approximately $68.5 million. We intend to use the net proceeds for general corporate purposes, including seeding track record strategies and investment vehicles. The offering was completed on April 22, 2024 after the issuance of the shares.
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles, of which $80.0 million remained unfunded as of December 31, 2024. The timing for funding the remaining portion of our commitments is uncertain.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash Flow Data:
Net cash provided by (used in) operating activities	$96,689	$171,961	$61,680
Net cash provided by (used in) investing activities	(119,712)	(114,776)	(2,857)
Net cash provided by (used in) financing activities	18,167	(119,052)	8,975
Net increase (decrease) in cash and cash equivalents	(4,856)	(61,867)	67,798
Effect of foreign exchange rate changes on cash and cash equivalents	(1,585)	2,756	(4,440)
Cash and cash equivalents, beginning of the period	189,603	248,714	185,356
Cash and cash equivalents, end of the period	$183,162	$189,603	$248,714
In 2024, cash and cash equivalents, excluding the effect of foreign exchange rate changes, decreased by $4.9 million when compared with 2023. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $96.7 million. Net cash used in investing activities was $119.7 million, which included the funding of $67.0 million of our $125.0 million commitment to CNSREIT and net purchases of U.S. Treasury securities held for corporate purposes of $48.1 million. Net cash provided by financing activities was $18.2 million, including net contributions from noncontrolling interests of $88.9 million and proceeds of $68.5 million from the issuance of common stock in a registered public offering, partially offset by dividends paid to stockholders of $119.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $21.1 million.
Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations at December 31, 2024:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$14,012	$14,624	$14,607	$14,419	$14,880	$138,472	$211,014
Purchase obligations (1)	6,974	4,089	803	292	266	554	12,978
Other liability (2)	2,077	—	—	—	—	—	2,077
Total	$23,063	$18,713	$15,410	$14,711	$15,146	$139,026	$226,069
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

Investment Commitments
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles. Refer to Note 14, Commitments and Contingencies, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing for further discussion.
Dividends
    Subject to the approval of our board of directors, we anticipate paying dividends. When determining whether to pay a dividend, we consider general economic and business conditions, our strategic plans, our results of operations and financial condition, cash flow and liquidity, contractual, legal and regulatory restrictions on the payment of dividends, if any, by us and our subsidiaries and such other factors deemed relevant.
On February 20, 2025, we declared a quarterly dividend on our common stock in the amount of $0.62 per share. This dividend will be payable on March 13, 2025 to stockholders of record at the close of business on March 3, 2025.
Contingencies
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2024, the Company is unable to reasonably estimate when cash settlement with the respective taxing authorities will occur. Therefore, $1.3 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 15, Income Taxes, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
Net Capital Requirements
Several of our subsidiaries are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2024, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement. See Note 12, Regulatory Requirements, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
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
Valuation of Investments
There is no established market for private real estate investments, and there may not be any comparable public market valuations. As a result, the valuation of a private real estate investment may be based on subjective information and is subject to inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such investments, from values placed on such investments by other investors and from prices at which such investments may ultimately be sold.
We have retained an independent valuation services firm to assist in the determination of the fair value of certain of our private real estate investments. Each real property investment is valued no less than quarterly in accordance with the applicable governing documents. Limited partnerships that hold real property investments are valued using the valuation methodology we deem most appropriate and consistent with industry best practices and market conditions. We expect the primary methodology used to value real property investments will be the income approach, whereby value is derived by determining the present value of an asset’s expected stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates actual contractual lease income, professional judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate market evidence, and other subjective factors. Other methodologies that may also be used to value a real property investment include, among other approaches, sales comparisons and cost approaches. We monitor the real property investments for events that we believe could have a material impact on the most recent estimated fair values of such real property investments.
Income Taxes
We operate globally through our subsidiaries and therefore must allocate our income, expenses, and earnings considering various laws and regulations. Our tax provision represents an estimate of the total liability that we have incurred as a result of our global operations. The determination of our annual provision is subject to judgments and estimates and the actual results included in our annual tax returns may vary from the amounts reported in our consolidated financial statements. Accordingly, we recognize additions to, or reductions from, income tax expense as our estimated liabilities are revised, actual tax returns are filed and audits, if any, are settled. Such adjustments are recognized in the quarterly period in which they are determined.
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
We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of these uncertainties, the ultimate resolution may differ from our current estimate of the unrecognized tax benefit liabilities. These differences are reflected as increases or decreases in income tax expense in the period in which new information becomes available.
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in interest and currency rates, securities markets and other general economic conditions including inflation, which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations, our revenue may change.
The economic environment may also preclude us from increasing the assets we manage in closed-end funds. The market conditions for these offerings may not be favorable in the future, which could adversely impact our ability to grow the assets we manage. Depending on market conditions, the closed-end funds we manage may increase or decrease their leverage to maintain target leverage ratios, thereby increasing or decreasing the assets we manage and the associated revenue.
Seed investments
Our seed investments included both liquid and illiquid holdings. Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Illiquid seed investments are generally comprised of limited partnership interests in private real estate vehicles and our seed investment in CNSREIT for which there may be contractual restrictions on redemption.
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of December 31, 2024 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$68,858	$(43,131)	$25,727	$28,300	$23,154
Illiquid seed investments—net	$94,283	$—	$94,283	$103,711	$84,855

Item 8. Financial Statements and Supplementary Data
The report of our independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See the Table of Contents to Financial Statements on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There have been no disagreements on accounting and financial disclosure matters.
Item 9A. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Director Retirements
On February 20, 2025, Peter L. Rhein notified the Company that the effective date of his retirement from the Company’s board of directors (the “Board”) would be February 20, 2025. Mr. Rhein had previously notified the Board of his decision to retire from the Board no later than the Company’s 2025 Annual Meeting of Shareholders, as reported by the Company on June 21, 2024. Mr. Rhein served on the Board since 2004. During his tenure, he served as a member of each of the Audit Committee, including for 17 years as such committee’s Chairman, the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Rhein’s retirement decision was not the result of any disagreement with the Company, Company management or the Board.

On February 20, 2025, Richard P. Simon notified the Company of his decision to retire from the Board effective February 20, 2025. Mr. Simon served on the Board since 2004. During his tenure, he served as a member of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, including for 17 years as such committee’s Chairman. Mr. Simon’s retirement decision was not the result of any disagreement with the Company, Company management or the Board.
In connection with the foregoing retirements, the Board decreased the number of directors from eleven members to nine members, effective February 20, 2025.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors and executive officers set forth under the headings “Nominee Information” and “Other Executive Officers” of the Proxy Statement is incorporated by reference herein.
The information regarding our Code of Business Conduct and Ethics and our insider trading policies and procedures and the committees of our board of directors under the headings “Corporate Governance” and “Board Meetings and Committees” in the Proxy Statement is incorporated by reference herein.
Item 11. Executive Compensation
The information contained under the headings “Executive Compensation,” “Board Meetings and Committees” and “Report of the Compensation Committee” of the Proxy Statement is incorporated by reference herein to the extent required by this Item 11.
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Amended and Restated By-laws of the Company (9)
4.1	—	Specimen Common Stock Certificate (4)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
4.3	—	Description of the Registrant’s Securities (7)
10.1	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.2	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (5)
10.4	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (2)
10.5	—	Form of Global Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (11)
10.6	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (3)
10.7	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (6)
10.8	—	Letter Agreement between the Company and Robert H. Steers* (8)
10.9	—
Credit Agreement, dated as of January 20, 2023, among Cohen & Steers, Inc., Bank of America, N.A., as administrative agent, sole lead arranger and sole bookrunner, State Street Bank and Trust Company, as syndication agent, and the other lending institutions from time to time party thereto (10)

10.10	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (filed herewith)*
10.11	—	Letter Agreement between the Company and Raja Dakkuri* (11)
10.12	—	Agreement by and between Martin Cohen and Cohen & Steers Capital Management, Inc. (filed herewith)*
10.13	—	Amendment to Employment Agreement by and between Robert H. Steers and Cohen & Steers Capital Management, Inc. (filed herewith)*
19.1	—	Policies and Procedures for Transacting in Securities of Cohen & Steers, Inc. (filed herewith)
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	—	Cohen & Steers, Inc. Incentive Compensation Recoupment Policy (12)
101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
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
(10)Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2023.
(11)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
(12)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
* Denotes management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHEN & STEERS, INC.

By:	/s/ Joseph M. Harvey
Joseph M. Harvey Chief Executive Officer and Director
                            February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Cohen
Martin Cohen	Chairman and Director	February 21, 2025

/s/ Robert H. Steers
Robert H. Steers	Executive Chairman and Director	February 21, 2025

/s/ Joseph M. Harvey
Joseph M. Harvey	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025

/s/ Raja Dakkuri
Raja Dakkuri	Chief Financial Officer (Principal Financial Officer)	February 21, 2025

/s/ Elena Dulik
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025

/s/ Reena Aggarwal
Reena Aggarwal	Director	February 21, 2025

/s/ Frank T. Connor
Frank T. Connor	Director	February 21, 2025

/s/ Lisa Dolly
Lisa Dolly	Director	February 21, 2025

/s/ Dasha Smith
Dasha Smith	Director	February 21, 2025

/s/ Karen Wilson Thissen
Karen Wilson Thissen	Director	February 21, 2025

/s/ Edmond D. Villani
Edmond D. Villani	Director	February 21, 2025

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cohen & Steers, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Certain of the Company’s consolidated funds hold Level 3 investments that are reported at fair value. The fair value of these investments is determined based on unobservable pricing assumptions (or "inputs"). These investments have limited observable market activity and the inputs used in the determination of fair value require significant management judgment or estimation.
We identified the valuation of these investments as a critical audit matter because of the unobservable pricing inputs used to estimate their value, and changes in the value of these investments directly impacts the amount of unrealized gain/loss the Company recognized for the period. Performing audit procedures to evaluate the appropriateness of these inputs used in determining the fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our specialists who possess significant valuation expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the unobservable pricing inputs used by management to estimate the fair values of these investments included the following, among others:
•We tested the design, implementation, and operating effectiveness of controls over the determination of the inputs used to value these investments.
•With the assistance of our fair value specialists, we evaluated management’s valuation inputs, including the determination of the unobservable pricing inputs used to estimate fair value. Our procedures included but were not limited to:
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
New York, NY
February 21, 2025
We have served as the Company’s auditor since 2003.

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$182,974	$187,442
Investments ($109,210 and $159,931) (1)	335,377	258,970
Accounts receivable	74,389	68,889
Due from brokers ($60 and $13) (1)	1,474	4,677
Property and equipment—net	68,604	66,336
Operating lease right-of-use assets—net	99,200	103,302
Goodwill and intangible assets—net	18,756	19,395
Other assets ($199 and $644) (1)	31,592	27,543
Total assets	$812,366	$736,554

Liabilities:
Accrued compensation and benefits	$71,049	$66,382
Distribution and service fees payable	8,485	10,144
Operating lease liabilities	141,115	140,408
Income tax payable	4,601	5,115
Due to brokers ($170 and $119) (1)	2,111	201
Other liabilities and accrued expenses ($333 and $449) (1)	10,102	21,657
Total liabilities	237,463	243,907
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interests	53,460	106,463
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 57,492,567 shares issued and 50,574,641 shares outstanding at December 31, 2024 and 55,788,720 shares issued and 49,155,447 shares outstanding at December 31, 2023	575	558
Additional paid-in capital	943,281	818,269
Accumulated deficit	(129,339)	(158,186)
Accumulated other comprehensive loss	(10,025)	(7,708)
Treasury stock, at cost, 6,917,926 and 6,633,273 shares at December 31, 2024 and 2023, respectively	(292,781)	(271,705)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	511,711	381,228
Nonredeemable noncontrolling interests	9,732	4,956
Total stockholders’ equity	521,443	386,184
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$812,366	$736,554
_________________________
(1)    Amounts in parentheses represent the aggregate balances at December 31, 2024 and 2023 attributable to variable interest entities consolidated by the Company.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Investment advisory and administration fees	$487,059	$459,411	$529,311
Distribution and service fees	28,142	28,200	35,093
Other	2,216	2,026	2,502
Total revenue	517,417	489,637	566,906
Expenses:
Employee compensation and benefits	217,980	200,181	208,831
Distribution and service fees	57,137	54,170	82,928
General and administrative	60,135	66,704	54,826
Depreciation and amortization	9,288	4,105	4,383
Total expenses	344,540	325,160	350,968
Operating income	172,877	164,477	215,938
Non-operating income (loss):
Interest and dividend income	19,344	14,618	6,818
Gain (loss) from investments—net	16,582	4,291	(25,106)
Foreign currency gain (loss)—net	738	(3,135)	(753)
Total non-operating income (loss)	36,664	15,774	(19,041)
Income before provision for income taxes	209,541	180,251	196,897
Provision for income taxes	46,749	43,642	47,411
Net income	162,792	136,609	149,486
Net (income) loss attributable to noncontrolling interests	(11,527)	(7,560)	21,556
Net income attributable to common stockholders	$151,265	$129,049	$171,042

Earnings per share attributable to common stockholders:
Basic	$3.00	$2.62	$3.51
Diluted	$2.97	$2.60	$3.47
Weighted average shares outstanding:
Basic	50,409	49,308	48,781
Diluted	50,938	49,553	49,297

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$162,792	$136,609	$149,486
Net (income) loss attributable to noncontrolling interests	(11,527)	(7,560)	21,556
Net income attributable to common stockholders	151,265	129,049	171,042
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,317)	3,076	(4,898)
Total comprehensive income attributable to common stockholders	$148,948	$132,125	$166,144

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
NONCONTROLLING INTERESTS
(in thousands)

	Shares of Common Stock-Net	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
January 1, 2022	48,270	$543	$715,847	$(231,967)	$(5,886)	$(223,354)	$—	$255,183	$89,143
Dividends ($2.20 per share)	—	—	—	(110,492)	—	—	—	(110,492)	—
Issuance of common stock	785	8	1,219	—	—	—	—	1,227	—
Repurchase of common stock	(332)	—	—	—	—	(26,815)	—	(26,815)	—
Issuance of restricted stock units—net	—	—	5,803	—	—	—	—	5,803	—
Amortization of restricted stock units—net	—	—	46,504	—	—	—	—	46,504	—
Net income (loss)	—	—	—	171,042	—	—	(765)	170,277	(20,791)
Other comprehensive income (loss)	—	—	—	—	(4,898)	—	—	(4,898)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	4,819	4,819	137,280
Deconsolidation of consolidated fund	—	—	—	—	—	—	—	—	(120,297)
December 31, 2022	48,723	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335
Dividends ($2.28 per share)	—	—	—	(115,818)	—	—	—	(115,818)	—
Issuance of common stock	736	7	1,244	—	—	—	—	1,251	—
Repurchase of common stock	(304)	—	—	—	—	(21,536)	—	(21,536)	—
Issuance of restricted stock units—net	—	—	4,495	—	—	—	—	4,495	—
Amortization of restricted stock units—net	—	—	43,157	—	—	—	—	43,157	—
Net income (loss)	—	—	—	129,049	—	—	(884)	128,165	8,444
Other comprehensive income (loss)	—	—	—	—	3,076	—	—	3,076	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	1,786	1,786	12,684
December 31, 2023	49,155	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463
Dividends ($2.36 per share)	—	—	—	(122,418)	—	—	—	(122,418)	—
Issuance of common stock	697	7	1,257	—	—	30	—	1,294	—
Issuance of common stock from offering, net of issuance costs	1,007	10	68,454	—	—	—	—	68,464	—
Repurchase of common stock	(284)	—	—	—	—	(21,106)	—	(21,106)	—
Issuance of restricted stock units—net	—	—	5,996	—	—	—	—	5,996	—
Amortization of restricted stock units—net	—	—	49,305	—	—	—	—	49,305	—
Net income (loss)	—	—	—	151,265	—	—	107	151,372	11,420
Other comprehensive income (loss)	—	—	—	—	(2,317)	—	—	(2,317)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	4,669	4,669	84,236
Deconsolidation of consolidated fund	—	—	—	—	—	—	—	—	(148,659)
December 31, 2024	50,575	$575	$943,281	$(129,339)	$(10,025)	$(292,781)	$9,732	$521,443	$53,460
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$162,792	$136,609	$149,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	52,301	44,468	49,352
Depreciation and amortization	11,169	5,142	5,667
Non-cash lease expense	5,732	14,496	11,798
(Gain) loss from investments—net	(16,582)	(4,291)	25,106
Deferred income taxes	(297)	537	(1,199)
Foreign currency (gain) loss	1,238	(787)	1,587
Amortization (accretion) of premium (discount) on U.S. Treasury securities—net	(1,083)	(1,954)	(115)
Changes in operating assets and liabilities:
Accounts receivable	(6,738)	(1,426)	15,827
Due from brokers	(21,573)	(2,605)	(1,632)
Investments within consolidated funds	(96,132)	(19,260)	(170,372)
Other assets	(4,758)	(7,268)	1,712
Accrued compensation and benefits	4,667	(11,382)	(1,403)
Distribution and service fees payable	(1,659)	1,723	(1,762)
Operating lease liabilities	(931)	19,199	(11,935)
Due to brokers	25,081	109	3,046
Income tax payable	(162)	(2,743)	(15,036)
Other liabilities and accrued expenses	(16,376)	1,394	1,553
Net cash provided by (used in) operating activities	96,689	171,961	61,680
Cash flows from investing activities:
Purchases of investments	(417,459)	(169,402)	(145,345)
Proceeds from sales and maturities of investments	309,398	111,612	146,711
Purchases of property and equipment	(11,651)	(56,986)	(4,223)
Net cash provided by (used in) investing activities	(119,712)	(114,776)	(2,857)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	1,100	1,063	1,043
Proceeds from issuance of common stock from offering, net of issuance costs	68,464	—	—
Repurchase of common stock for employee tax withholding	(21,106)	(21,536)	(26,815)
Dividends to stockholders	(119,181)	(112,446)	(107,352)
Net contributions (distributions) from noncontrolling interests	88,905	14,470	142,099
Other	(15)	(603)	—
Net cash provided by (used in) financing activities	18,167	(119,052)	8,975
Net increase (decrease) in cash and cash equivalents	(4,856)	(61,867)	67,798
Effect of foreign exchange rate changes on cash and cash equivalents	(1,585)	2,756	(4,440)
Cash and cash equivalents, beginning of the year	189,603	248,714	185,356
Cash and cash equivalents, end of the year	$183,162	$189,603	$248,714

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash and cash equivalents reported within the consolidated statements of cash flows above:

	As of December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$182,974	$187,442	$247,418
Cash included in investments (1)	188	2,161	1,296
Total cash and cash equivalents within consolidated statements of cash flows	$183,162	$189,603	$248,714
________________________
(1)    Cash included in investments represents operating cash held in consolidated funds.
For the years ended December 31, 2024, 2023 and 2022, the Company paid taxes, net of tax refunds, of $47.2 million, $45.8 million and $63.6 million, respectively.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $3.2 million, $3.4 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Effective September 1, 2024, the Company deconsolidated the Cohen & Steers SICAV Global Real Estate Fund resulting in a non-cash reduction of $148.7 million from both investments and redeemable noncontrolling interests for the year ended December 31, 2024.
Non-cash investing activities for the year ended December 31, 2023 included $4.7 million related to purchases of property and equipment in connection with the Company's new headquarters that were unpaid at December 31, 2023.
Effective August 1, 2022, the Company deconsolidated the Cohen & Steers SICAV Diversified Real Assets Fund resulting in a non-cash reduction of $120.3 million from both investments and redeemable noncontrolling interests for the year ended December 31, 2022.

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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements—In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2022-03 (ASU), Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, which would be a change in practice for certain entities. The ASU also indicates that a contractual sale restriction is not a separate unit of account, and requires new disclosures for all entities with equity securities subject to a contractual sale restriction. This new guidance became effective on January 1, 2024. The Company's adoption of this new standard did not have an impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires enhanced disclosure of reportable segments and additional information about a segment’s expenses. This new guidance became effective on January 1, 2024. The Company's adoption of this standard did not have a material impact on the Company's consolidated financial statements. Refer to Note 18 for further discussion.
New Accounting Pronouncements Not Yet Implemented—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This new guidance became effective on January 1, 2025. The Company does not expect that the adoption of this new standard will have a material effect on the Company's consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of Topic 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. This new guidance became effective on January 1, 2025. The Company does not expect that the adoption of this new standard will have a material effect on the Company's consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This new guidance will be effective on January 1, 2027 for annual reporting and January 1, 2028 for interim reporting. The Company is currently evaluating the impact that the adoption of this new standard will have on the Company's consolidated financial statements and related disclosures.
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
Due from/to Brokers—The Company, including the consolidated funds, may transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balances represent cash and/or collateral balances at brokers/custodians and/or receivables and payables for unsettled securities transactions with brokers/custodians.
Investments—Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than quarterly. The Company's investments are categorized as follows:
•Equity investments at fair value generally represent common stocks, limited partnership interests, exchange-traded preferred securities, and seed investments in Company-sponsored vehicles including its Non-Traded REIT.
•Trading investments generally represent U.S. Treasury securities, over-the-counter preferred securities and investment-grade corporate debt securities.
The Company has elected the fair value option for a seed investment that otherwise would have been accounted for using the equity method of accounting. Distributions from this seed investment are recorded in interest and dividend income—net in the Company's consolidated statements of operations when earned.
Gains and losses on the Company's investments, including those for which the fair value option has been elected, are recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company, including the consolidated funds, may enter into forward foreign exchange contracts to economically hedge currency exposure, and derivative contracts, including options, futures and swaps contracts, to gain exposure to the underlying commodities markets or to economically hedge market risk of the underlying portfolios.
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
Noncontrolling Interests—Noncontrolling interests consist of nonredeemable and redeemable third-party interests in the Company's consolidated funds. Noncontrolling interests that are not redeemable at the option of the investors are classified as nonredeemable noncontrolling interests and are included in stockholders’ equity. Noncontrolling interests that are redeemable at the option of the investors are classified as redeemable noncontrolling interests and are not treated as permanent equity. Noncontrolling interests are recorded at fair value which approximates the net asset value at each reporting date.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares of an open-end fund. For all periods presented, a portion of the distribution fee revenue recognized in the period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based method (days elapsed). Additionally, distribution and service fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
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
Earnings Per Share—Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the total weighted average shares of common stock outstanding and common stock equivalents determined using the treasury stock method. Common stock equivalents are comprised of dilutive potential shares from restricted stock unit awards and are excluded from the computation if their effect is anti-dilutive.
Currency Translation and Transactions—Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statement of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. The cumulative translation adjustment was $(10.0) million, $(7.7) million and $(10.8) million as of December 31, 2024, 2023 and 2022, respectively, and was reported within accumulated other comprehensive income (loss) on the consolidated statements of financial condition. Gains or losses resulting from transactions denominated in currencies other than the functional currency of each respective entity and gains and losses arising on remeasurement of U.S. dollar-denominated assets and liabilities held by certain foreign subsidiaries are included in foreign currency gain (loss)—net in the Company’s consolidated statements of operations.
Concentration of Credit Risk—The Company's cash and cash equivalents are principally on deposit with major financial institutions and are subject to credit risk should these financial institutions be unable to fulfill their obligations. The Company limits its exposure to such credit risks by investing in money market funds and U.S. Treasury securities.
3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Years ended December 31,
(in thousands)	2024	2023	2022
Client domicile:
North America	$449,411	$423,129	$496,368
Japan	31,696	31,869	36,056
Europe, Middle East and Africa	20,740	21,418	21,439
Asia Pacific excluding Japan	15,570	13,221	13,043
Total	$517,417	$489,637	$566,906

	Years ended December 31,
(in thousands)	2024	2023	2022
Investment vehicle:
Open-end funds	$288,368	$269,727	$326,172
Institutional accounts	129,072	123,565	134,012
Closed-end funds	99,977	96,345	106,722
Total	$517,417	$489,637	$566,906
4. Investments
The following table summarizes the Company’s investments:

(in thousands)	December 31, 2024	December 31, 2023
Equity investments at fair value	$208,411	$180,958
Trading	126,953	77,996
Equity method	13	16
Total investments	$335,377	$258,970

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes gain (loss) from investments—net:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net realized gains (losses) during the period	$(658)	$(6,016)	$7,147
Net unrealized gains (losses) during the period on investments still held at the end of the period	17,240	10,307	(32,253)
Gain (loss) from investments—net	$16,582	$4,291	$(25,106)
The following table summarizes the statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	December 31, 2024	December 31, 2023
Assets (1)
Investments	$109,210	$159,931
Due from brokers	60	13
Other assets	199	644
Total assets	109,469	160,588

Liabilities (1)
Due to brokers	$170	$119
Other liabilities and accrued expenses	333	449
Total liabilities	503	568

Net assets	$108,966	$160,020

Attributable to the Company	$45,774	$48,601
Attributable to noncontrolling interests	63,192	111,419
Net assets	$108,966	$160,020
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present fair value measurements:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$147,832	$—	$—	$—	$147,832
Equity investments at fair value:
Common stocks	$96,081	$1,462	$—	$—	$97,543
Limited partnership interests	—	—	32,552	1,448	34,000
Preferred securities	1,507	74	—	—	1,581
Non-Traded REIT	—	69,998	—	—	69,998
Other	5,156	—	—	133	5,289
Total	$102,744	$71,534	$32,552	$1,581	$208,411
Trading investments:
Fixed income	$—	$126,953	$—	$—	$126,953
Equity method investments	$—	$—	$—	$13	$13

Total investments	$102,744	$198,487	$32,552	$1,594	$335,377

Derivatives - assets:
Total return swaps	$—	$1,570	$—	$—	$1,570
Forward contracts - foreign exchange	—	484	—	—	484
Total	$—	$2,054	$—	$—	$2,054
Derivatives - liabilities:
Total return swaps	$—	$252	$—	$—	$252
Total	$—	$252	$—	$—	$252

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$151,915	$—	$—	$—	$151,915
Equity investments at fair value:
Common stocks	$163,365	$697	$—	$—	$164,062
Limited partnership interests	—	—	13,202	1,228	14,430
Preferred securities	1,775	62	—	—	1,837
Other	508	—	—	121	629
Total	$165,648	$759	$13,202	$1,349	$180,958
Trading investments:
Fixed income	$—	$77,996	$—	$—	$77,996
Equity method investments	$—	$—	$—	$16	$16

Total investments	$165,648	$78,755	$13,202	$1,365	$258,970

Derivatives - assets:
Total return swaps	$—	$28	$—	$—	$28
Total	$—	$28	$—	$—	$28
Derivatives - liabilities:
Total return swaps	$—	$2,488	$—	$—	$2,488
Forward contracts - foreign exchange	—	405	—	—	405
Total	$—	$2,893	$—	$—	$2,893
Equity investments at fair value classified as Level 2 included common stocks, Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) and exchange-traded preferred securities, for which quoted prices in active markets are not available. Effective January 1, 2024, the Company deconsolidated CNSREIT and elected the fair value option to align the measurement of the seed investment and the related gains and losses with other seed investments. The Company's ownership interest was 49.4% at December 31, 2024. The fair value of this seed investment is based on the monthly published net asset value (NAV), which is an observable transaction price, however, shares are not actively traded as subscription and redemption activity happens monthly. The unrealized gain on the seed investment in CNSREIT was $2.8 million for the year ended December 31, 2024.
Equity investments at fair value classified as Level 3 were comprised of limited partnership interests in joint ventures that hold investments in private real estate.
Trading investments classified as Level 2 were comprised of U.S. Treasury securities, over-the-counter preferred securities and investment-grade corporate debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.
Investments measured at NAV were comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient including limited partnership interests in private real estate funds. At December 31, 2024 and 2023, the Company did not have the ability to redeem its interests in the majority of these investments.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Years Ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$13,202	$10,759
Purchases/contributions	19,998	11,856
Sales/distributions	—	(5,352)
Unrealized gains (losses)	(648)	(4,061)
Balance at end of period	$32,552	$13,202
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Such investments are valued no less than quarterly, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The Company has established a valuation committee to administer, implement and oversee the valuation policies and procedures (the Valuation Committee). Additionally, the Company has retained an independent valuation services firm to assist in the determination of the fair value of certain private real estate investments.
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$32,552	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.50% 5.25% - 8.75%	8.82% 7.39%

	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Inputs	Value	Weighted Average
Limited partnership interests	$13,202	Discounted cash flow	Discount rate Terminal capitalization rate	9.25% 7.75%	9.25% 7.75%
		Transaction price	n/a
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivatives
The following tables summarize the notional amount and fair value of outstanding derivative financial instruments, none of which were designated in a formal hedging relationship:

	As of December 31, 2024
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$45,237	$1,570	$252
Forward contracts - foreign exchange	8,622	484	—
Total corporate derivatives	$53,859	$2,054	$252

	As of December 31, 2023
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$40,217	$28	$2,488
Forward contracts - foreign exchange	9,641	—	405
Total corporate derivatives	$49,858	$28	$2,893
________________________
(1)The fair value of derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's consolidated statements of financial condition.
The Company's corporate derivatives included:
•Total return swaps which are utilized to economically hedge a portion of the market risk of certain seed investments and are included in certain portfolios the Company maintains for the purpose of establishing a performance track record; and
•Forward foreign exchange contracts which are utilized to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.
Collateral pledged for forward and swap contracts totaled $0.3 million and $4.5 million at December 31, 2024 and 2023, respectively. Collateral received for swap contracts was $1.3 million at December 31, 2024.
The following table summarizes net gains (losses) from derivative financial instruments:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Corporate derivatives:
Total return swaps	$(3,449)	$(2,589)	$3,691
Forward contracts - foreign exchange	889	337	(948)
Total corporate derivatives	$(2,560)	$(2,252)	$2,743
Derivatives held by consolidated funds:
Total return swaps	—	—	3,988

Total (1)	$(2,560)	$(2,252)	$6,731
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment
The following table summarizes the Company’s property and equipment:

	December 31,
(in thousands)	2024	2023
Equipment	$12,208	$15,525
Furniture and fixtures	12,709	13,588
Software	17,713	27,554
Leasehold improvements	51,718	59,260
Subtotal	94,348	115,927
Less: Accumulated depreciation and amortization	(25,744)	(49,591)
Property and equipment, net	$68,604	$66,336

Depreciation and amortization expense related to property and equipment was $9.3 million, $4.2 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Depreciation and amortization expense related to property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets which range from 3-7 years. Leasehold improvements are amortized using the straight-line method over shorter of the lease term or the estimated useful life.
8. Earnings Per Share
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income	$162,792	$136,609	$149,486
Net (income) loss attributable to noncontrolling interests	(11,527)	(7,560)	21,556
Net income attributable to common stockholders	$151,265	$129,049	$171,042
Basic weighted average shares outstanding	50,409	49,308	48,781
Dilutive potential shares from restricted stock units	529	245	516
Diluted weighted average shares outstanding	50,938	49,553	49,297

Basic earnings per share attributable to common stockholders	$3.00	$2.62	$3.51
Diluted earnings per share attributable to common stockholders	$2.97	$2.60	$3.47

Anti-dilutive common stock equivalents excluded from the calculation	3	77	3

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards to eligible employees and directors. The SIP was amended in 2022 to (i) extend the term for an additional ten years through May 5, 2032, and (ii) increase the number of shares of common stock of the Company with respect to which awards may be granted under the plan. As of December 31, 2024, a total of 23.0 million shares of common stock may be granted under the SIP. The board of directors is authorized to increase the number of shares available for issuance under the SIP, subject to shareholder approval. At December 31, 2024, a total of 20.1 million RSUs, representing the same amount of common stock, had been issued under the SIP. As of December 31, 2024, there was $65.7 million of compensation related to unamortized RSUs that had not yet been recognized in the consolidated statement of operations. The Company expects to recognize this expense over approximately the next three years. In January 2025, the Company granted approximately 511,000 RSUs under the SIP with a grant date fair value of $45.3 million, which generally vest over a four-year period.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company grants awards of vested RSUs to the non-management directors and certain employees of the Company pursuant to the SIP. The fair value at the date of grant is fully expensed. Dividends declared on these awards are paid in cash. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of $0.8 million, $1.0 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Unvested Restricted Stock Unit Grants
From time to time, the Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service period, which is generally four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded non-cash stock-based compensation expense related to these awards, net of forfeitures, of $8.8 million for each of the years ended December 31, 2024, 2023 and 2022.
Incentive Bonus Plans for Employees of the Company
The Company has implemented a program for employees which, based upon compensation levels, automatically defers a portion of their total compensation in the form of unvested RSUs (Mandatory Program). The fair value at the date of grant of the RSUs under the Mandatory Program is expensed on a straight-line basis over the vesting period, which is typically four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until they are delivered. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded non-cash stock-based compensation expense under the Mandatory Program, net of forfeitures, of $42.5 million, $34.4 million and $37.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s RSUs under the SIP:

	Vested Restricted Stock Unit Grants		Unvested Restricted Stock Unit Grants		Incentive Bonus Plans Restricted Stock Unit Grants
(in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2022	58	$64.07	456	$66.02	1,382	$61.37
Granted	16	71.26	64	74.96	662	82.04
Delivered	(22)	54.86	(160)	57.90	(586)	52.33
Forfeited	—	—	(4)	72.98	(50)	69.54
Balance at December 31, 2022	52	70.12	356	71.18	1,408	74.57
Granted	16	62.01	78	66.01	791	71.18
Delivered	(17)	62.55	(144)	65.86	(557)	67.57
Forfeited	—	—	(10)	74.32	(108)	75.04
Balance at December 31, 2023	51	69.99	280	72.34	1,534	75.33
Granted	10	78.65	74	73.06	637	72.71
Delivered	(9)	76.09	(133)	68.36	(539)	74.82
Forfeited	—	—	(1)	85.21	(55)	73.37
Balance at December 31, 2024	52	70.55	220	74.89	1,577	74.51

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees, as defined in the ESPP, to purchase common stock at a 15% discount from fair market value up to a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. Through December 31, 2024, the Company had issued approximately 517,000 shares of common stock under the ESPP. For the years ended December 31, 2024, 2023 and 2022, approximately 16,000, 20,000 and 18,000 shares, respectively, were purchased by eligible employees through the ESPP. For the years ended December 31, 2024, 2023 and 2022, the Company recorded non-cash stock-based compensation expense of approximately $194,000, $188,000 and $184,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of (1) termination of the ESPP by the board of directors or (2) issuance of all of the shares reserved for issuance under the ESPP. The board of directors is authorized to increase the number of shares available for issuance under the ESPP, subject to shareholder approval.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) and Profit-Sharing Plan
The Company sponsors a profit-sharing plan (the Plan) covering all U.S. employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2024, 2023 and 2022.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. In accordance with the Plan document, forfeited amounts are used to reduce the Company’s contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2024, 2023 and 2022 totaled approximately $297,000, $283,000 and $193,000, respectively.
Matching contributions, net of forfeitures, to the Plan for the years ended December 31, 2024, 2023 and 2022 totaled $3.5 million, $3.0 million and $2.6 million, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue earned from these affiliated funds:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Investment advisory and administration fees	$349,016	$328,398	$386,000
Distribution and service fees	28,142	28,200	35,093
Total	$377,158	$356,598	$421,093
Included in accounts receivable at December 31, 2024 and 2023 are receivables from Company-sponsored funds, of $37.1 million and $32.5 million, respectively. Included in accounts payable at December 31, 2024 and 2023 are payables to Company-sponsored funds of $1.1 million and $1.9 million, respectively.
Included in other assets at December 31, 2024 and 2023 is an advance to CNSREIT of $8.5 million and $7.3 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNSREIT's NAV is at least $1.0 billion.
See discussion of commitments to Company-sponsored vehicles in Note 14.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the Rule), which requires that broker-dealers maintain a minimum level of net capital, as prescribed by the Rule. At December 31, 2024, CSS had net capital of $2.5 million, which exceeded its requirement by $2.2 million.
CSAL, CSUK, CSIL and CSJL are also subject to minimum net capital requirements by the local laws and regulations to which they are subject. At December 31, 2024, the Company was required to maintain a combined minimum regulatory capital requirement of $9.8 million. The Company was in compliance with all applicable regulatory net capital requirements at December 31, 2024.

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
Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of December 31, 2024, the Company was in compliance with these covenants.
14. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to a total of $175.0 million in certain of our investment vehicles. As of December 31, 2024, the Company had funded $95.0 million of the commitments. The timing for funding the remaining portion of our commitments is uncertain.
In January 2025, the Company funded an additional $8.1 million of this commitment to CNSREIT. The timing for funding the remaining portion of the Company's commitments is uncertain.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes
The income before provision for income taxes and provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Income before provision for income taxes - U.S.	$195,885	$175,290	$189,577
Income before provision for income taxes - Non-U.S.	13,656	4,961	7,320
Total income before provision for income taxes	$209,541	$180,251	$196,897

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current tax expense:
U.S. federal	$38,203	$34,310	$44,965
State and local	6,819	8,249	1,125
Non-U.S.	2,024	546	2,520
	47,046	43,105	48,610
Deferred tax (benefit) expense:
U.S. federal	(942)	2,241	82
State and local	(254)	(1,290)	(59)
Non-U.S.	899	(414)	(1,222)
	(297)	537	(1,199)
Provision for income taxes	$46,749	$43,642	$47,411

A reconciliation of the Company’s statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2024		2023			2022
U.S. statutory tax rate	$41,583	21.0%	$36,265	21.0%		$45,875	21.0%
State and local income taxes, net of federal benefit	5,406	2.7%	5,453	3.2%		7,210	3.3%
Non-deductible executive compensation	2,363	1.2%	3,270	1.9%		6,534	3.0%
Valuation allowance	(1,308)	(0.7)%	605	0.4%		783	0.4%
Excess tax benefits related to the vesting and delivery of restricted stock units	(520)	(0.3)%	(2,044)	(1.2)%		(5,784)	(2.7)%
Unrecognized tax benefit adjustments	(737)	(0.4)%	56	—%	*	(7,244)	(3.3)%
Other	(38)	0.1%	37	—%	*	37	—%	*
Income tax expense and effective income tax rate	$46,749	23.6%	$43,642	25.3%		$47,411	21.7%
_________________________
*Amounts round to less than 0.1%.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred income tax asset consist of the following:

	At December 31,
(in thousands)	2024	2023
Deferred income tax assets:
Stock-based compensation	$10,616	$8,625
Lease liabilities	31,653	31,882
Net unrealized losses on investments	859	1,264
Realized losses on investments	424	1,713
Other	421	342
	43,973	43,826
Less: valuation allowance	(1,283)	(3,419)
	42,690	40,407

Deferred income tax liabilities:
Right-of-use assets	(21,885)	(22,979)
Property and equipment depreciation	(10,933)	(9,788)
Net unrealized gains on investments	(1,947)	—
	(34,765)	(32,767)
Net deferred income tax asset	$7,925	$7,640

The Company had capital loss carryforwards of $1.8 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively, which, if unused, will expire in years 2025 to 2028. The valuation allowance on the net deferred income tax asset decreased by $2.1 million during the year ended December 31, 2024.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	Liability for Unrecognized Tax Benefits
Gross unrecognized tax benefits balance at January 1, 2022	$10,386
Addition for tax positions of current year	958
Reduction for tax positions from prior years	(6,367)
Gross unrecognized tax benefits balance at December 31, 2022	$4,977
Addition for tax positions of current year	1,076
Reduction for tax positions from prior years	(116)
Reduction related to settlements with taxing authorities	(3,156)
Reduction related to lapse of statute of limitations	(250)
Gross unrecognized tax benefits balance at December 31, 2023	$2,531
Addition for tax positions of current year	458
Reduction for tax positions from prior years	(1,678)
Gross unrecognized tax benefits balance at December 31, 2024	$1,311
At December 31, 2024, the Company had $1.3 million of total gross unrecognized tax benefits. Of this total, $1.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company believes it is reasonably possible that it will reduce its net unrecognized tax benefits by $0.2 million within the next twelve months due to the expected conclusion of jurisdictional reviews and the lapse of the statute of limitations on certain positions.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. At December 31, 2024 and 2023, the Company had $0.4 million and $0.2 million, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2018 through 2023 remain open to examination by various taxing jurisdictions.
In connection with the enactment of the Tax Cuts and Jobs Act in 2017, the Company recorded a provisional transition tax liability of $8.3 million that was payable over eight years on an interest-free basis. The remaining liability of $2.1 million at December 31, 2024 was included as part of income tax payable on the Company's consolidated statements of financial condition.
16. Goodwill and Intangible Assets
The following table summarizes the changes in the Company’s goodwill and indefinite-lived intangible assets:

(in thousands)	Goodwill	Indefinite-Lived Intangible Assets
Balance at January 1, 2023	$17,799	$1,250
Currency revaluation	346	—
Balance at December 31, 2023	$18,145	$1,250
Currency revaluation	(639)	—
Balance at December 31, 2024	$17,506	$1,250
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. The Company's evaluation indicated that no impairment existed at December 31, 2024.

17. Leases
The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's lease cost included in general and administrative expense in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$14,312	$22,556	$12,148
Supplemental information related to operating leases is summarized below:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$12,049	$12,041	$12,271
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease liabilities	1,819	8,251	126,230

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other information related to operating leases is summarized below:

	Years Ended December 31,
	2024	2023	2022
Weighted-average remaining lease term (years)	14	15	15
Weighted-average discount rate	6.0%	6.0%	5.7%
The following table summarizes the maturities of lease liabilities at December 31, 2024 (in thousands):

Year Ending December 31,	Operating Leases
2025	$14,012
2026	14,624
2027	14,607
2028	14,419
2029	14,880
Thereafter	138,472
Total lease payments	211,014
Less: interest	(69,899)
Present value of lease payments	$141,115
18. Segment Information
The Company provides investment management and related services to registered investment companies and institutional accounts. The Company uses a consolidated approach to assess performance and allocate resources and as such operates in a single reportable segment. The Company’s Executive Committee is the chief operating decision maker (CODM) and regularly receives financial information and management reports that are prepared on a consolidated basis. The CODM uses net income as reported on the consolidated statement of operations and total assets as reported on the consolidated statement of financial condition to assess operating performance and allocate resources. The CODM receives expense information consistent with the financial information included on the Company’s Consolidated Statement of Operations.
The following affiliated funds provided 10% or more of the total revenue of the Company:

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	2022

Cohen & Steers Preferred Securities and Income Fund, Inc. (CPX):	$67,283	$66,954	$87,232
Percent of total revenue	13.0%	13.7%	15.4%

Cohen & Steers Real Estate Securities Fund, Inc. (CSI):	$61,360	$57,322	$63,286
Percent of total revenue	11.9%	11.7%	11.2%

Cohen & Steers Institutional Realty Shares (CSIR):	$52,294	$44,054	$49,183
Percent of total revenue	10.1%	9.0%	8.7%

Cohen & Steers Realty Shares, Inc. (CSR):	$51,412	$44,222	$59,547
Percent of total revenue	9.9%	9.0%	10.5%

19. Equity Offering
On April 22, 2024, the Company issued 1,007,057 shares of its common stock through a registered public offering. The net proceeds to the Company, after deducting commissions and estimated offering expenses, were approximately $68.5 million. The offering was completed on April 22, 2024 after the issuance of the shares.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the items described below and elsewhere in the footnotes, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
In early 2025, the Company launched its first active exchange traded funds (ETFs) and made seed investments of approximately $49.8 million to support this initiative.
On February 20, 2025, the Company declared a quarterly dividend on its common stock in the amount of $0.62 per share. This dividend will be payable on March 13, 2025 to stockholders of record at the close of business on March 3, 2025.