Form 10-Q
period 2025-03-31
COHEN & STEERS, INC.
filed 2025-05-02
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 30, 2025 was 50,979,157.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. We intend to use our website, www.cohenandsteers.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$65,227	$182,974
Investments ($181,866 and $109,210) (1)	473,383	335,377
Accounts receivable	79,020	74,389
Due from brokers ($412 and $60) (1)	3,874	1,474
Property and equipment—net	67,529	68,604
Operating lease right-of-use assets—net	98,368	99,200
Goodwill and intangible assets—net	19,169	18,756
Other assets ($373 and $199) (1)	28,295	31,592
Total assets	$834,865	$812,366

Liabilities:
Accrued compensation and benefits	$19,963	$71,049
Distribution and service fees payable	8,194	8,485
Operating lease liabilities	140,046	141,115
Income tax payable	6,897	4,601
Due to brokers ($230 and $170) (1)	4,232	2,111
Other liabilities and accrued expenses ($416 and $333) (1)	14,181	10,102
Total liabilities	193,513	237,463
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	121,710	53,460
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 58,186,178 shares issued and 50,976,952 shares outstanding at March 31, 2025 and 57,492,567 shares issued and 50,574,641 shares outstanding at December 31, 2024	582	575
Additional paid-in capital	955,669	943,281
Accumulated deficit	(121,933)	(129,339)
Accumulated other comprehensive loss	(7,923)	(10,025)
Treasury stock, at cost, 7,209,226 and 6,917,926 shares at March 31, 2025 and December 31, 2024, respectively	(318,708)	(292,781)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	507,687	511,711
Nonredeemable noncontrolling interests	11,955	9,732
Total stockholders’ equity	519,642	521,443
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$834,865	$812,366
_________________________
(1)    Amounts in parentheses represent the aggregate balances at March 31, 2025 and December 31, 2024 attributable to variable interest entities (VIEs) consolidated by the Company.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Investment advisory and administration fees	$126,771	$115,345
Distribution and service fees	7,184	6,817
Other	512	548
Total revenue	134,467	122,710
Expenses:
Employee compensation and benefits	54,554	52,003
Distribution and service fees	15,189	13,395
General and administrative	17,169	14,793
Depreciation and amortization	2,357	2,254
Total expenses	89,269	82,445
Operating income	45,198	40,265
Non-operating income (loss):
Interest and dividend income	5,371	3,919
Gain (loss) from investments—net	3,553	984
Foreign currency gain (loss)—net	(1,172)	134
Total non-operating income (loss)	7,752	5,037
Income before provision for income taxes	52,950	45,302
Provision for income taxes	9,661	10,888
Net income	43,289	34,414
Net (income) loss attributable to noncontrolling interests	(3,511)	(410)
Net income attributable to common stockholders	$39,778	$34,004

Earnings per share attributable to common stockholders:
Basic	$0.78	$0.69
Diluted	$0.77	$0.68

Weighted average shares outstanding:
Basic	51,058	49,569
Diluted	51,418	49,835

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$43,289	$34,414
Net (income) loss attributable to noncontrolling interests	(3,511)	(410)
Net income attributable to common stockholders	39,778	34,004
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,102	(982)
Total comprehensive income attributable to common stockholders	$41,880	$33,022

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2025	$575	$943,281	$(129,339)	$(10,025)	$(292,781)	$9,732	$521,443	$53,460
Dividends ($0.62 per share)	—	—	(32,372)	—	—	—	(32,372)	—
Issuance of common stock	7	330	—	—	50	—	387	—
Repurchase of common stock	—	—	—	—	(25,977)	—	(25,977)	—
Issuance of restricted stock units—net	—	1,129	—	—	—	—	1,129	—
Amortization of restricted stock units—net	—	10,929	—	—	—	—	10,929	—
Net income (loss)	—	—	39,778	—	—	(38)	39,740	3,549
Other comprehensive income (loss)	—	—	—	2,102	—	—	2,102	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	2,261	2,261	64,701
March 31, 2025	$582	$955,669	$(121,933)	$(7,923)	$(318,708)	$11,955	$519,642	$121,710

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2024	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463
Dividends ($0.59 per share)	—	—	(30,179)	—	—	—	(30,179)	—
Issuance of common stock	6	414	—	—	—	—	420	—
Repurchase of common stock	—	—	—	—	(19,364)	—	(19,364)	—
Issuance of restricted stock units—net	—	1,270	—	—	—	—	1,270	—
Amortization of restricted stock units—net	—	12,543	—	—	—	—	12,543	—
Net income (loss)	—	—	34,004	—	—	26	34,030	384
Other comprehensive income (loss)	—	—	—	(982)	—	—	(982)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	(15,938)
March 31, 2024	$564	$832,496	$(154,361)	$(8,690)	$(291,069)	$4,982	$383,922	$90,909

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$43,289	$34,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	11,379	12,998
Depreciation and amortization	2,831	2,669
Non-cash lease expense	1,225	2,074
Amortization (accretion) of premium (discount) on U.S. Treasury securities	593	(422)
(Gain) loss from investments—net	(3,553)	(984)
Deferred income taxes	5,709	4,164
Foreign currency (gain) loss	902	1,070
Changes in operating assets and liabilities:
Accounts receivable	(3,893)	(7,510)
Due from brokers	(2,960)	(11,804)
Investments in consolidated funds	(115,281)	11,046
Other assets	(2,704)	(3,284)
Accrued compensation and benefits	(51,086)	(49,221)
Distribution and service fees payable	(291)	(2,423)
Operating lease liabilities	(1,492)	826
Due to brokers	2,574	16,917
Income tax payable	2,053	5,504
Other liabilities and accrued expenses	1,757	(11,171)
Net cash provided by (used in) operating activities	(108,948)	4,863
Cash flows from investing activities:
Purchases of investments	(76,329)	(93,560)
Proceeds from sales and maturities of investments	79,405	68,525
Purchases of property and equipment	(1,075)	(4,326)
Net cash provided by (used in) investing activities	2,001	(29,361)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	329	357
Repurchase of common stock for employee tax withholding	(25,977)	(19,364)
Dividends to stockholders	(31,710)	(29,301)
Net contributions (distributions) from noncontrolling interests	46,830	(15,938)
Other	(15)	(15)
Net cash provided by (used in) financing activities	(10,543)	(64,261)
Net increase (decrease) in cash and cash equivalents	(117,490)	(88,759)
Effect of foreign exchange rate changes on cash and cash equivalents	471	(708)
Cash and cash equivalents, beginning of the period	183,162	189,603
Cash and cash equivalents, end of the period	$66,143	$100,136
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of March 31,
(in thousands)	2025	2024
Cash and cash equivalents	$65,227	$99,521
Cash included in investments (1)	916	615
Total cash and cash equivalents within condensed consolidated statements of cash flows	$66,143	$100,136
________________________
(1)    Cash included in investments represents operating cash held in consolidated funds.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $0.7 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.
During the first quarter of 2025, the Company's consolidated exchange-traded funds received non-cash in-kind subscriptions of $20.1 million.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s significant accounting policies, which have been consistently applied, are summarized in its Form 10-K.
Recently Adopted Accounting Pronouncements—In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09 (ASU), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This new guidance became effective on January 1, 2025. The Company's adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of Topic 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. This new guidance became effective on January 1, 2025. The Company's adoption of this new standard did not have an impact on the Company's condensed consolidated financial statements and related disclosures.
New Accounting Pronouncements Not Yet Implemented—In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This new guidance will be effective on January 1, 2027 for annual reporting and January 1, 2028 for interim reporting. The Company is currently evaluating the impact that the adoption of this new standard will have on the Company's condensed consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended March 31,
(in thousands)	2025	2024
Client domicile:
North America	$117,280	$106,888
Japan	7,807	7,788
Europe, Middle East and Africa	5,190	4,383
Asia Pacific excluding Japan	4,190	3,651
Total	$134,467	$122,710

	Three Months Ended March 31,
(in thousands)	2025	2024
Investment vehicle:
Open-end funds	$77,354	$68,152
Institutional accounts	32,167	30,352
Closed-end funds	24,946	24,206
Total	$134,467	$122,710

4. Investments

The following table summarizes the Company's investments:

(in thousands)	March 31, 2025	December 31, 2024
Equity investments at fair value	$325,861	$208,411
Trading	146,982	126,953
Equity method	540	13
Total investments	$473,383	$335,377
The following table summarizes gain (loss) from investments—net:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net realized gains (losses) during the period	$1,127	$(2,226)
Net Net unrealized gains (losses) during the period on investments still held at the end of the period	2,426	3,210
Gain (loss) from investments—net	$3,553	$984

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the statements of financial condition attributable to the Company's consolidated VIEs:

(in thousands)	March 31, 2025	December 31, 2024
Assets (1)
Investments	$181,866	$109,210
Due from brokers	412	60
Other assets	373	199
Total assets	182,651	109,469

Liabilities (1)
Due to brokers	$230	$170
Other liabilities and accrued expenses	416	333
Total liabilities	646	503

Net assets	$182,005	$108,966

Attributable to the Company	$60,573	$45,774
Attributable to noncontrolling interests	121,432	63,192
Net assets	$182,005	$108,966
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables present fair value measurements:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$32,555	$—	$—	$—	$32,555
Equity investments at fair value:
Common stocks	$198,364	$—	$—	$—	$198,364
Limited partnership interests		—	39,451	1,584	41,035
Preferred securities	2,378	—	—	—	2,378
Non-Traded REIT	—	78,655	—	—	78,655
Other	5,300	—	—	129	5,429
Total	$206,042	$78,655	$39,451	$1,713	$325,861
Trading investments:
Fixed income	$—	$146,982	$—	$—	$146,982
Equity method investments	$—	$—	$—	$540	$540

Total investments	$206,042	$225,637	$39,451	$2,253	$473,383

Derivatives - assets:
Total return swaps	$—	$209	$—	$—	$209
Forward contracts - foreign exchange (1)	—	195	—	—	195
Total	$—	$404	$—	$—	$404
Derivatives - liabilities:
Total return swaps	$—	$1,455	$—	$—	$1,455
Forward contracts - foreign exchange	—	181	—	—	181
Total	$—	$1,636	$—	$—	$1,636
________________________
(1)Included forward contracts - foreign exchange held by consolidated funds.

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
Equity investments at fair value classified as Level 2 included common stocks, Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) and exchange-traded preferred securities, for which quoted prices in active markets are not available. The Company elected the fair value option for CNSREIT to align the measurement of the seed investment and the related gains and losses with other seed investments. The Company's ownership interest was 42.6% and 49.4% at March 31, 2025 and December 31, 2024, respectively. The fair value of this seed investment is based on the monthly published net asset value (NAV), which is an observable transaction price, however, shares are not actively traded as subscription and redemption activity happens monthly. The unrealized gain on the seed investment in CNSREIT was $0.5 million and $71,366 for the three months ended March 31, 2025 and 2024, respectively.
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
Investments measured using NAV (or its equivalent) as a practical expedient include limited partnership interests in private real estate funds. At March 31, 2025 and December 31, 2024, the Company did not have the ability to redeem its interests in the majority of these investments. These investments have not been classified in the fair value hierarchy and are presented in the above tables to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$32,552	13,202
Purchases/contributions	7,192	489
Realized and unrealized gains (losses)	(293)	(795)
Balance at end of period	$39,451	$12,896
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of March 31, 2025 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$39,451	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 11.75% 5.25% - 10.00%	9.40% 7.91%

	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$32,552	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.50% 5.25% - 8.75%	8.82% 7.39%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of outstanding derivative financial instruments:

	As of March 31, 2025
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$83,514	$209	$1,455
Forward contracts - foreign exchange	14,092	186	181
Total corporate derivatives	97,606	395	1,636
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	9,428	9	—

Total	$107,034	$404	$1,636

	As of December 31, 2024
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$45,237	$1,570	$252
Forward contracts - foreign exchange	8,622	484	—
Total corporate derivatives	$53,859	$2,054	$252

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
________________________
(1)The fair value of corporate derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. The fair value of derivative financial instruments held by consolidated funds is recorded in investments on the Company's condensed consolidated statements of financial condition.
The Company's corporate derivatives included:
•Total return swaps that are utilized to economically hedge a portion of the market risk of certain seed investments and are included in certain portfolios the Company maintains for the purpose of establishing a performance track record; and
•Forward foreign exchange contracts that are utilized to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.
Derivatives held by consolidated funds are comprised of forward foreign exchange contracts that are utilized by certain of the consolidated funds to economically hedge currency exposure associated with certain of its non-U.S. dollar- denominated securities.
Collateral pledged for forward and swap contracts totaled $1.0 million and $0.3 million at March 31, 2025 and December 31, 2024, respectively. Collateral received for swap contracts was $1.3 million at December 31, 2024.
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended March 31,
(in thousands)	2025	2024
Corporate derivatives:
Total return swaps	$(1,929)	$(152)
Forward contracts - foreign exchange	(480)	924
Total corporate derivatives	(2,409)	772
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	9	—

Total (1)	$(2,400)	$772
________________________
(1)Gains and losses on total return swaps and derivatives held by consolidated funds are included in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Gains and losses on corporate forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's condensed consolidated statements of operations.

7. Earnings Per Share
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income	$43,289	$34,414
Net (income) loss attributable to noncontrolling interests	(3,511)	(410)
Net income attributable to common stockholders	$39,778	$34,004
Basic weighted average shares outstanding	51,058	49,569
Dilutive potential shares from restricted stock units	360	266
Diluted weighted average shares outstanding	51,418	49,835

Basic earnings per share attributable to common stockholders	$0.78	$0.69
Diluted earnings per share attributable to common stockholders	$0.77	$0.68
Anti-dilutive common stock equivalents excluded from the calculation	18	11

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2025		2024
U.S. statutory tax rate	21.0%		21.0%
State and local income taxes, net of federal benefit	2.9		2.9
Non-deductible executive compensation	2.9		0.9
Excess tax benefits related to the vesting and delivery of restricted stock units	(6.6)		(0.6)
Unrecognized tax benefit adjustments	(0.4)		—
Valuation allowance	(0.3)		(0.2)
Other	—	*	0.3
Effective income tax rate	19.5%		24.3%
_________________________
*Amounts round to less than 0.1%.

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue earned from these affiliated funds:

	Three Months Ended March 31,
(in thousands)	2025	2024
Investment advisory and administration fees	$91,892	$82,960
Distribution and service fees	7,184	6,817
Total	$99,076	$89,777
Included in accounts receivable at March 31, 2025 and December 31, 2024 are receivables from Company-sponsored funds of $37.6 million and $37.1 million, respectively. Included in accounts payable at March 31, 2025 and December 31, 2024 are payables to Company-sponsored funds of $1.1 million for both periods.
Included in other assets at March 31, 2025 and December 31, 2024 is an advance to CNSREIT of $8.9 million and $8.5 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNSREIT's NAV is at least $1.0 billion.
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
Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of March 31, 2025, the Company was in compliance with these covenants.

11. Commitments and Contingencies
From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to a total of $175.0 million in certain of our investment vehicles. As of March 31, 2025, the Company had funded $108.7 million of the commitments. The timing for funding the remaining portion of our commitments is uncertain.

12. Segment Information
The Company provides investment management and related services to various investment vehicles and client accounts. The Company uses a consolidated approach to assess performance and allocate resources and as such operates in a single reportable segment. The Company’s Executive Committee is the chief operating decision maker (CODM) and regularly receives financial information and management reports that are prepared on a consolidated basis. The CODM uses net income as reported on the condensed consolidated statement of operations, total assets as reported on the condensed consolidated statement of financial condition and other metrics to monitor performance against specific business objectives, review organic growth, evaluate performance against peers and benchmarks, manage expenses and allocate capital. The CODM receives expense information consistent with the financial information included on the Company’s condensed consolidated statement of operations.

13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the item described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On May 1, 2025, the Company declared a quarterly dividend on its common stock in the amount of $0.62 per share. This dividend will be payable on May 22, 2025 to stockholders of record at the close of business on May 12, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 and 2024. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Our primary investment strategies include U.S. real estate, preferred securities, including low duration preferred securities, private real estate solutions, global/international real estate, global listed infrastructure, real assets multi-strategy, and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts and subadvised portfolios. In February 2025, we launched our first active exchange traded funds (ETFs). Our initial ETF launch included three strategies: U.S. real estate securities, preferred securities and natural resource equities.
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
Macroeconomic Environment
During the quarter, global markets continued to reflect macroeconomic uncertainty and geopolitical tensions. Market volatility and interest rate fluctuations influenced investor sentiment and asset flows. We remain focused on leveraging our portfolio management expertise, disciplined risk management framework and prudent cost control to navigate the current environment.

Investment Performance at March 31, 2025
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
(2)    © 2025 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2025. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Assets Under Management
Below is a discussion of our assets under management for the quarter ended March 31, 2025. For additional details, please refer to the tables on pages 19 - 22.
Assets under management at March 31, 2025 increased 7.8% to $87.6 billion from $81.2 billion at March 31, 2024.
Open-end funds
Assets under management in open-end funds at March 31, 2025 increased 12.2% to $42.3 billion from $37.7 billion at March 31, 2024. Activity during the first quarter of 2025 included:
•Net inflows of $585 million including $183 million into U.S. real estate and $175 million into global/international real estate

•Market appreciation of $1.0 billion including $780 million from U.S. real estate
•Distributions of $282 million including $151 million from U.S. real estate and $129 million from preferred securities, of which $239 million was reinvested and included in net flows
Institutional accounts
Assets under management in institutional accounts at March 31, 2025 increased 4.5% to $33.9 billion from $32.4 billion at March 31, 2024. Activity during the first quarter of 2025 included:
Advisory accounts:
•Net outflows of $108 million including $318 million from global/international real estate and $111 million from preferred securities, partially offset by net inflows of $266 million into global listed infrastructure and $51 million into U.S. real estate
•Market appreciation of $539 million including $212 million from U.S. real estate, $174 million from global listed infrastructure and $113 million from global/international real estate
Japan subadvisory accounts:
•Market appreciation of $167 million including $126 million from U.S. real estate
•Distributions of $164 million including $159 million from U.S. real estate
Subadvisory accounts excluding Japan:
•Net outflows of $267 million including $447 million from U.S. real estate, partially offset by net inflows of $233 million into global listed infrastructure
•Market appreciation of $147 million including $69 million from global listed infrastructure and $45 million from global/international real estate
Closed-end funds
Assets under management in closed-end funds at March 31, 2025 increased 2.4% to $11.4 billion from $11.1 billion at March 31, 2024. Activity during the first quarter of 2025 included:
•Market appreciation of $257 million including $118 million from global listed infrastructure and $101 million from U.S. real estate
•Distributions of $154 million including $52 million from U.S. real estate and $50 million from preferred securities

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended March 31,
	2025	2024
Open-end Funds
Assets under management, beginning of period	$40,962	$37,032
Inflows	3,519	3,302
Outflows	(2,934)	(2,733)
Net inflows (outflows)	585	569
Market appreciation (depreciation)	1,033	356
Distributions	(282)	(272)
Total increase (decrease)	1,336	653
Assets under management, end of period	$42,298	$37,685
Average assets under management	$41,801	$36,923

Institutional Accounts
Assets under management, beginning of period	$33,563	$35,028
Inflows	1,100	902
Outflows	(1,466)	(3,445)
Net inflows (outflows)	(366)	(2,543)
Market appreciation (depreciation)	853	123
Distributions	(164)	(184)
Total increase (decrease)	323	(2,604)
Assets under management, end of period	$33,886	$32,424
Average assets under management	$33,623	$32,284

Closed-end Funds
Assets under management, beginning of period	$11,289	$11,076
Inflows	3	4
Outflows	—	—
Net inflows (outflows)	3	4
Market appreciation (depreciation)	257	200
Distributions	(154)	(154)
Total increase (decrease)	106	50
Assets under management, end of period	$11,395	$11,126
Average assets under management	$11,354	$10,968

Total
Assets under management, beginning of period	$85,814	$83,136
Inflows	4,622	4,208
Outflows	(4,400)	(6,178)
Net inflows (outflows)	222	(1,970)
Market appreciation (depreciation)	2,143	679
Distributions	(600)	(610)
Total increase (decrease)	1,765	(1,901)
Assets under management, end of period	$87,579	$81,235
Average assets under management	$86,778	$80,175

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended March 31,
	2025	2024
Advisory
Assets under management, beginning of period	$19,272	$20,264
Inflows	597	687
Outflows	(705)	(2,883)
Net inflows (outflows)	(108)	(2,196)
Market appreciation (depreciation)	539	128
Total increase (decrease)	431	(2,068)
Assets under management, end of period	$19,703	$18,196
Average assets under management	$19,581	$18,066

Japan Subadvisory
Assets under management, beginning of period	$8,522	$9,026
Inflows	118	43
Outflows	(109)	(355)
Net inflows (outflows)	9	(312)
Market appreciation (depreciation)	167	5
Distributions	(164)	(184)
Total increase (decrease)	12	(491)
Assets under management, end of period	$8,534	$8,535
Average assets under management	$8,584	$8,640

Subadvisory Excluding Japan
Assets under management, beginning of period	$5,769	$5,738
Inflows	385	172
Outflows	(652)	(207)
Net inflows (outflows)	(267)	(35)
Market appreciation (depreciation)	147	(10)
Total increase (decrease)	(120)	(45)
Assets under management, end of period	$5,649	$5,693
Average assets under management	$5,458	$5,578

Total Institutional Accounts
Assets under management, beginning of period	$33,563	$35,028
Inflows	1,100	902
Outflows	(1,466)	(3,445)
Net inflows (outflows)	(366)	(2,543)
Market appreciation (depreciation)	853	123
Distributions	(164)	(184)
Total increase (decrease)	323	(2,604)
Assets under management, end of period	$33,886	$32,424
Average assets under management	$33,623	$32,284

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended March 31,
	2025	2024
U.S. Real Estate
Assets under management, beginning of period	$42,930	$38,550
Inflows	2,319	2,089
Outflows	(2,536)	(1,728)
Net inflows (outflows)	(217)	361
Market appreciation (depreciation)	1,250	(79)
Distributions	(362)	(356)
Transfers	(10)	—
Total increase (decrease)	661	(74)
Assets under management, end of period	$43,591	$38,476
Average assets under management	$43,340	$37,737

Preferred Securities
Assets under management, beginning of period	$18,330	$18,164
Inflows	847	1,233
Outflows	(923)	(1,251)
Net inflows (outflows)	(76)	(18)
Market appreciation (depreciation)	121	625
Distributions	(178)	(181)
Transfers	10	(1)
Total increase (decrease)	(123)	425
Assets under management, end of period	$18,207	$18,589
Average assets under management	$18,380	$18,420

Global/International Real Estate
Assets under management, beginning of period	$13,058	$15,789
Inflows	460	620
Outflows	(626)	(2,828)
Net inflows (outflows)	(166)	(2,208)
Market appreciation (depreciation)	242	(124)
Distributions	(5)	(16)
Transfers	—	1
Total increase (decrease)	71	(2,347)
Assets under management, end of period	$13,129	$13,442
Average assets under management	$13,170	$13,547

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended March 31,
	2025	2024
Global Listed Infrastructure
Assets under management, beginning of period	$8,793	$8,356
Inflows	752	80
Outflows	(166)	(184)
Net inflows (outflows)	586	(104)
Market appreciation (depreciation)	407	193
Distributions	(46)	(50)
Transfers	(30)	—
Total increase (decrease)	917	39
Assets under management, end of period	$9,710	$8,395
Average assets under management	$9,047	$8,191

Other
Assets under management, beginning of period	$2,703	$2,277
Inflows	244	186
Outflows	(149)	(187)
Net inflows (outflows)	95	(1)
Market appreciation (depreciation)	123	64
Distributions	(9)	(7)
Transfers	30	—
Total increase (decrease)	239	56
Assets under management, end of period	$2,942	$2,333
Average assets under management	$2,841	$2,280

Total
Assets under management, beginning of period	$85,814	$83,136
Inflows	4,622	4,208
Outflows	(4,400)	(6,178)
Net inflows (outflows)	222	(1,970)
Market appreciation (depreciation)	2,143	679
Distributions	(600)	(610)
Total increase (decrease)	1,765	(1,901)
Assets under management, end of period	$87,579	$81,235
Average assets under management	$86,778	$80,175

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended March 31,
	2025	2024
U.S. GAAP
Revenue	$134,467	$122,710
Expenses	$89,269	$82,445
Operating income	$45,198	$40,265
Net income attributable to common stockholders	$39,778	$34,004
Diluted earnings per share	$0.77	$0.68
Operating margin	33.6%	32.8%

As Adjusted (1)
Net income attributable to common stockholders	$38,353	$34,653
Diluted earnings per share	$0.75	$0.70
Operating margin	34.7%	35.5%
_________________________
(1)Refer to pages 26-27 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Revenue

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$69,658	$60,787	$8,871	14.6%
Institutional accounts	32,167	30,352	$1,815	6.0%
Closed-end funds	24,946	24,206	$740	3.1%
Total	126,771	115,345	$11,426	9.9%
Distribution and service fees	7,184	6,817	$367	5.4%
Other	512	548	$(36)	(6.6)%
Total revenue	$134,467	$122,710	$11,757	9.6%
Investment advisory and administration fees increased from the three months ended March 31, 2024, primarily due to higher average assets under management.
Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.6 bps and 66.2 bps for the three months ended March 31, 2025 and 2024, respectively. The increase in the implied annual effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.8 bps and 37.8 bps for the three months ended March 31, 2025 and 2024, respectively. The increase in the implied annual effective fee rate is primarily due to a shift in the mix of assets under management, partially offset by net outflows from higher fee paying accounts.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.1 bps and 88.8 bps for the three months ended March 31, 2025 and 2024, respectively.

Expenses

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Employee compensation and benefits	$54,554	$52,003	$2,551	4.9%
Distribution and service fees	15,189	13,395	$1,794	13.4%
General and administrative	17,169	14,793	$2,376	16.1%
Depreciation and amortization	2,357	2,254	$103	4.6%
Total expenses	$89,269	$82,445	$6,824	8.3%
Employee compensation and benefits increased from the three months ended March 31, 2024, primarily due to higher incentive compensation of $3.7 million, partially offset by lower amortization of restricted stock units of $2.3 million. The three months ended March 31, 2024 included $2.2 million of accelerated vesting related to certain restricted stock units.
Distribution and service fee expenses increased from the three months ended March 31, 2024, primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the three months ended March 31, 2024, primarily due to expenses paid on behalf of certain Company-sponsored funds of $789,000, other non-recurring expenses of $616,000 and higher recruitment fees of $473,000.
Operating Margin
Operating margin for the three months ended March 31, 2025 increased to 33.6% from 32.8% for the three months ended March 31, 2024.
Non-operating Income (Loss)

(in thousands)	Three Months Ended March 31, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$1,140	$4,231	$5,371
Gain (loss) from investments—net	4,208	(655)	3,553
Foreign currency gain (loss)—net	(8)	(1,164)	(1,172)
Total non-operating income (loss)	5,340	2,412	7,752
Net (income) loss attributable to noncontrolling interests	(3,511)	—	(3,511)
Non-operating income (loss) attributable to the Company	$1,829	$2,412	$4,241

(in thousands)	Three Months Ended March 31, 2024
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$985	$2,934	$3,919
Gain (loss) from investments—net	561	423	984
Foreign currency gain (loss)—net	(208)	342	134
Total non-operating income (loss)	1,338	3,699	5,037
Net (income) loss attributable to noncontrolling interests	(410)	—	(410)
Non-operating income (loss) attributable to the Company	$928	$3,699	$4,627
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2025	2024
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.9	2.9
Non-deductible executive compensation	2.9	0.9
Excess tax benefits related to the vesting and delivery of restricted stock units	(6.6)	(0.6)
Unrecognized tax benefit adjustments	(0.4)	—
Valuation allowance	(0.3)	(0.2)
Other	—	0.3
Effective income tax rate	19.5%	24.3%

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
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended March 31,
(in thousands, except per share data)	2025		2024
Net income attributable to common stockholders, U.S. GAAP	$39,778		$34,004
Seed investments—net (1)	(50)		(1,003)
Accelerated vesting of restricted stock units	369		2,211
Lease transition and other costs - 280 Park Avenue (2)	—		807
Other non-recurring expenses (3)	616		—
Foreign currency exchange (gain) loss—net (4)	969		(456)
Tax adjustments—net (5)	(3,329)		(910)
Net income attributable to common stockholders, as adjusted	$38,353		$34,653

Diluted weighted average shares outstanding	51,418		49,835
Diluted earnings per share, U.S. GAAP	$0.77		$0.68
Seed investments—net (1)	—	*	(0.02)
Accelerated vesting of restricted stock units	0.01		0.05
Lease transition and other costs - 280 Park Avenue (2)	—		0.02
Other non-recurring expenses (3)	0.01		—
Foreign currency exchange (gain) loss—net (4)	0.02		(0.01)
Tax adjustments—net (5)	(0.06)		(0.02)
Diluted earnings per share, as adjusted	$0.75		$0.70
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024.
(3)Represents reimbursement of filing fees paid by certain members of senior leadership.
(4)Represents net foreign currency exchange (gain) loss associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(5)Tax adjustments are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Impact of tax effects associated with items noted above	$(438)	$(500)
Impact of discrete tax items	(2,891)	(410)
Total tax adjustments	$(3,329)	$(910)

Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Revenue, U.S. GAAP	$134,467	$122,710
Fund related amounts (1)	(677)	234
Revenue, as adjusted	$133,790	$122,944

Expenses, U.S. GAAP	$89,269	$82,445
Fund related amounts (1)	(940)	(175)
Accelerated vesting of restricted stock units	(369)	(2,211)
Lease transition and other costs - 280 Park Avenue (2)	—	(807)
Other non-recurring expenses (3)	(616)	—
Expenses, as adjusted	$87,344	$79,252

Operating income, U.S. GAAP	$45,198	$40,265
Fund related amounts (1)	263	409
Accelerated vesting of restricted stock units	369	2,211
Lease transition and other costs - 280 Park Avenue (2)	—	807
Other non-recurring expenses (3)	616	—
Operating income, as adjusted	$46,446	$43,692

Operating margin, U.S. GAAP	33.6%	32.8%
Operating margin, as adjusted	34.7%	35.5%
_________________________
(1)Represents the impact of consolidated funds and expenses incurred on behalf of certain Company-sponsored funds.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024.
(3)Represents reimbursement of filing fees paid by certain members of senior leadership.

Non-operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2025	2024
Non-operating income (loss), U.S. GAAP	$7,752	$5,037
Seed investments—net (1)	(3,824)	(1,822)
Foreign currency exchange (gain) loss—net (2)	969	(456)
Non-operating income (loss), as adjusted	$4,897	$2,759
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
The table below summarizes net liquid assets:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$65,227	$182,974
U.S. Treasury securities	109,212	109,086
Liquid seed investments—net	120,965	68,858
Other current assets	80,997	75,959
Current liabilities	(57,983)	(105,396)
Net liquid assets	$318,418	$331,481
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
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. We perform a review of our receivables on an ongoing basis to assess collectability and, based on our analysis at March 31, 2025, no allowance for uncollectible accounts was required.
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
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles, of which $66.3 million remained unfunded as of March 31, 2025. The timing for funding the remaining portion of our commitments is uncertain.

Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flow Data:
Net cash provided by (used in) operating activities	$(108,948)	$4,863
Net cash provided by (used in) investing activities	2,001	(29,361)
Net cash provided by (used in) financing activities	(10,543)	(64,261)
Net increase (decrease) in cash and cash equivalents	(117,490)	(88,759)
Effect of foreign exchange rate changes on cash and cash equivalents	471	(708)
Cash and cash equivalents, beginning of the period	183,162	189,603
Cash and cash equivalents, end of the period	66,143	100,136
Cash and cash equivalents decreased by $117.5 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2025. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $108.9 million which included net purchases of investments within consolidated funds of $115.3 million, of which $54.3 million represented seed investments into the ETFs made by the Company. Net cash provided by investing activities was $2.0 million. Net cash used in financing activities was $10.5 million, including net contributions from noncontrolling interests of $46.8 million, partially offset by dividends paid to stockholders of $31.7 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $26.0 million.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
The Company’s material contractual obligations, commitments and contingencies at March 31, 2025 include operating leases, investment commitments, and purchase obligations. As of March 31, 2025, there have been no material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2024 other than the items described below.
Investment Commitments
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles. Refer to Note 11, Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in Part I of this filing for further discussion.
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
On May 1, 2025, we declared a quarterly dividend on our common stock in the amount of $0.62 per share. This dividend will be payable on May 22, 2025 to stockholders of record at the close of business on May 12, 2025.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to the Company’s critical accounting estimates for the three months ended March 31, 2025.

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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of March 31, 2025 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$120,965	$(81,241)	$39,724	$43,696	$35,752
Illiquid seed investments—net	$108,475	$—	$108,475	$119,323	$97,628

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2025	290,927	$88.83	—	—
February 1 through February 28, 2025	1,521	$86.41	—	—
March 1 through March 31, 2025	43	$75.52	—	—
Total	292,491	$88.82	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
Departure of Officer
As reported by the Company on March 10, 2025, Daniel Charles provided notice to the Company of his decision to retire from his positions as Executive Vice President and Head of Global Distribution, after nearly six years of service to the Company and a 37-year career in the asset management industry. In consideration of Mr. Charles’ service to the Company in such positions, on April 30, 2025, the Company entered into a letter agreement with Mr. Charles providing that Mr. Charles’ retirement date will be July 31, 2025 and, subject to certain terms and conditions, upon the retirement date his then-unvested restricted stock units will immediately vest and thereafter continue to be settled pursuant to the terms of the restricted stock unit award agreement applicable to each grant of restricted stock units, including continued compliance with the restrictive covenants contained in such agreements, and he will be eligible for a pro-rated discretionary performance bonus in respect of the 2025 fiscal year.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

10.12	—	Agreement by and between Martin Cohen and Cohen & Steers Capital Management, Inc.* (4)

10.13	—	Amendment to Employment Agreement by and between Robert H. Steers and Cohen & Steers Capital Management, Inc.* (4)

10.14	—	Letter Agreement between the Company and Daniel P. Charles (filed herewith)*

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(4)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
* Denotes management contract or compensatory plan.

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2025	Cohen & Steers, Inc.

/s/ Raja Dakkuri
Name: Raja Dakkuri
Title: Executive Vice President & Chief Financial Officer

Date:	May 2, 2025	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer