Form 10-Q
period 2025-06-30
COHEN & STEERS, INC.
filed 2025-08-01
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 25, 2025 was 50,996,660.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$95,372	$182,974
Investments ($69,916 and $109,210) (1)	357,630	335,377
Accounts receivable	72,884	74,389
Due from brokers ($28 and $60) (1)	4,163	1,474
Property and equipment—net	67,562	68,604
Operating lease right-of-use assets—net	99,929	99,200
Goodwill and intangible assets—net	20,034	18,756
Other assets ($326 and $199) (1)	33,449	31,592
Total assets	$751,023	$812,366

Liabilities:
Accrued compensation and benefits	$39,947	$71,049
Distribution and service fees payable	8,337	8,485
Operating lease liabilities	141,563	141,115
Income tax payable	192	4,601
Due to brokers ($438 and $170) (1)	4,096	2,111
Other liabilities and accrued expenses ($240 and $333) (1)	14,567	10,102
Total liabilities	208,702	237,463
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	1,250	53,460
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 58,210,217 shares issued and 50,993,657 shares outstanding at June 30, 2025 and 57,492,567 shares issued and 50,574,641 shares outstanding at December 31, 2024	582	575
Additional paid-in capital	968,684	943,281
Accumulated deficit	(117,510)	(129,339)
Accumulated other comprehensive loss	(3,958)	(10,025)
Treasury stock, at cost, 7,216,560 and 6,917,926 shares at June 30, 2025 and December 31, 2024, respectively	(319,297)	(292,781)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	528,501	511,711
Nonredeemable noncontrolling interests	12,570	9,732
Total stockholders’ equity	541,071	521,443
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$751,023	$812,366
_________________________
(1)    Amounts in parentheses represent the aggregate balances at June 30, 2025 and December 31, 2024 attributable to variable interest entities (VIEs) consolidated by the Company. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Investment advisory and administration fees	$128,545	$114,577	$255,316	$229,922
Distribution and service fees	7,166	6,631	14,350	13,448
Other	415	513	927	1,061
Total revenue	136,126	121,721	270,593	244,431
Expenses:
Employee compensation and benefits	56,640	53,097	111,194	105,100
Distribution and service fees	15,706	13,270	30,895	26,665
General and administrative	18,078	14,684	35,247	29,477
Depreciation and amortization	2,375	2,268	4,732	4,522
Total expenses	92,799	83,319	182,068	165,764
Operating income	43,327	38,402	88,525	78,667
Non-operating income (loss):
Interest and dividend income	6,315	5,057	11,686	8,976
Gain (loss) from investments—net	6,715	(2,018)	10,268	(1,034)
Foreign currency gain (loss)—net	(2,523)	(483)	(3,695)	(349)
Total non-operating income (loss)	10,507	2,556	18,259	7,593
Income before provision for income taxes	53,834	40,958	106,784	86,260
Provision for income taxes	12,062	10,881	21,723	21,769
Net income	41,772	30,077	85,061	64,491
Net (income) loss attributable to noncontrolling interests	(4,923)	1,694	(8,434)	1,284
Net income attributable to common stockholders	$36,849	$31,771	$76,627	$65,775

Earnings per share attributable to common stockholders:
Basic	$0.72	$0.63	$1.50	$1.32
Diluted	$0.72	$0.63	$1.49	$1.31

Weighted average shares outstanding:
Basic	51,165	50,419	51,112	49,994
Diluted	51,471	50,770	51,445	50,303

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$41,772	$30,077	$85,061	$64,491
Net (income) loss attributable to noncontrolling interests	(4,923)	1,694	(8,434)	1,284
Net income attributable to common stockholders	36,849	31,771	76,627	65,775
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,965	(184)	6,067	(1,166)
Total comprehensive income attributable to common stockholders	$40,814	$31,587	$82,694	$64,609

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2025	$582	$955,669	$(121,933)	$(7,923)	$(318,708)	$11,955	$519,642	$121,710
Dividends ($0.62 per share)	—	—	(32,426)	—	—	—	(32,426)	—
Issuance of common stock	—	262	—	—	32	—	294	—
Repurchase of common stock	—	—	—	—	(621)	—	(621)	—
Issuance of restricted stock units—net	—	913	—	—	—	—	913	—
Amortization of restricted stock units—net	—	11,840	—	—	—	—	11,840	—
Net income (loss)	—	—	36,849	—	—	68	36,917	4,855
Other comprehensive income (loss)	—	—	—	3,965	—	—	3,965	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	547	547	105,212
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(230,527)
June 30, 2025	$582	$968,684	$(117,510)	$(3,958)	$(319,297)	$12,570	$541,071	$1,250

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2024	$564	$832,496	$(154,361)	$(8,690)	$(291,069)	$4,982	$383,922	$90,909
Dividends ($0.59 per share)	—	—	(30,770)	—	—	—	(30,770)	—
Issuance of common stock	—	319	—	—	30	—	349	—
Issuance of common stock from offering, net of issuance costs	10	68,454	—	—	—	—	68,464	—
Repurchase of common stock	—	—	—	—	(134)	—	(134)	—
Issuance of restricted stock units—net	—	1,062	—	—	—	—	1,062	—
Amortization of restricted stock units—net	—	13,675	—	—	—	—	13,675	—
Net income (loss)	—	—	31,771		—	(301)	31,470	(1,393)
Other comprehensive income (loss)	—	—	—	(184)	—	—	(184)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,980	1,980	25,054
June 30, 2024	$574	$916,006	$(153,360)	$(8,874)	$(291,173)	$6,661	$469,834	$114,570

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)—(Continued)
(in thousands, except per share data)

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2025	$575	$943,281	$(129,339)	$(10,025)	$(292,781)	$9,732	$521,443	$53,460
Dividends ($1.24 per share)	—	—	(64,798)	—	—	—	(64,798)	—
Issuance of common stock	7	592	—	—	82	—	681	—
Repurchase of common stock	—	—	—	—	(26,598)	—	(26,598)	—
Issuance of restricted stock units—net	—	2,042	—	—	—	—	2,042	—
Amortization of restricted stock units—net	—	22,769	—	—	—	—	22,769	—
Net income (loss)	—	—	76,627	—	—	30	76,657	8,404
Other comprehensive income (loss)	—	—	—	6,067	—	—	6,067	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	2,808	2,808	169,913
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(230,527)
June 30, 2025	$582	$968,684	$(117,510)	$(3,958)	$(319,297)	$12,570	$541,071	$1,250

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2024	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463
Dividends ($1.18 per share)	—	—	(60,949)	—	—	—	(60,949)	—
Issuance of common stock	6	733	—	—	30	—	769	—
Issuance of common stock from offering, net of issuance costs	10	68,454	—	—	—	—	68,464	—
Repurchase of common stock	—	—	—	—	(19,498)	—	(19,498)	—
Issuance of restricted stock units—net	—	2,332	—	—	—	—	2,332	—
Amortization of restricted stock units—net	—	26,218	—	—	—	—	26,218	—
Net income (loss)	—	—	65,775	—	—	(275)	65,500	(1,009)
Other comprehensive income (loss)	—	—	—	(1,166)	—	—	(1,166)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,980	1,980	9,116
June 30, 2024	$574	$916,006	$(153,360)	$(8,874)	$(291,173)	$6,661	$469,834	$114,570
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$85,061	$64,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	23,540	26,917
Depreciation and amortization	5,659	5,558
Non-cash lease expense	2,629	3,431
Amortization (accretion) of premium (discount) on U.S. Treasury securities—net	1,375	71
(Gain) loss from investments—net	(10,268)	1,034
Deferred income taxes	3,478	1,157
Foreign currency (gain) loss	1,952	444
Changes in operating assets and liabilities:
Accounts receivable	1,985	3,178
Due from brokers	(13,005)	1,236
Investments in consolidated funds	(242,211)	(19,693)
Other assets	(2,254)	(3,767)
Accrued compensation and benefits	(31,102)	(33,415)
Distribution and service fees payable	(148)	(1,093)
Operating lease liabilities	(2,987)	(724)
Due to brokers	6,402	382
Income tax payable	(9,811)	(5,975)
Other liabilities and accrued expenses	3,120	(6,995)
Net cash provided by (used in) operating activities	(176,585)	36,237
Cash flows from investing activities:
Purchases of investments	(161,776)	(232,960)
Proceeds from sales and maturities of investments	169,517	137,782
Purchases of property and equipment	(3,209)	(8,565)
Net cash provided by (used in) investing activities	4,532	(103,743)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	579	654
Proceeds from issuance of common stock from offering, net of issuance costs	—	68,464
Repurchase of common stock for employee tax withholding	(26,598)	(19,498)
Dividends to stockholders	(63,423)	(59,201)
Net contributions (distributions) from noncontrolling interests	172,721	11,096
Other	(15)	(15)
Net cash provided by (used in) financing activities	83,264	1,500
Net increase (decrease) in cash and cash equivalents	(88,789)	(66,006)
Effect of foreign exchange rate changes on cash and cash equivalents	1,357	(810)
Cash and cash equivalents, beginning of the period	183,162	189,603
Cash and cash equivalents, end of the period	$95,730	$122,787
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of June 30,
(in thousands)	2025	2024
Cash and cash equivalents	$95,372	$122,013
Cash included in investments (1)	358	774
Total cash and cash equivalents within condensed consolidated statements of cash flows	$95,730	$122,787
________________________
(1)    Cash included in investments represents operating cash held in consolidated funds.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $1.4 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.
During the second quarter of 2025, the Company deconsolidated certain funds resulting in a non-cash reduction of $230.5 million from both investments and redeemable noncontrolling interests.
During the six months ended June 30, 2025, the Company recorded $2.7 million of right-of-use assets and corresponding lease liabilities in connection with new lease agreements.

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Recently Enacted Tax Legislation—On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act), which became effective during the third quarter of fiscal year 2025. The Company is currently evaluating the impact of the Act; however, it does not expect the legislation to have a material impact on the Company's consolidated financial statements and related disclosures.

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Client domicile:
North America	$118,644	$106,059	$235,924	$212,947
Japan	7,595	7,533	15,402	15,321
Europe, Middle East and Africa	5,601	4,544	10,791	8,927
Asia Pacific excluding Japan	4,286	3,585	8,476	7,236
Total	$136,126	$121,721	$270,593	$244,431

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Investment vehicle:
Open-end funds	$78,194	$67,445	$155,548	$135,597
Institutional accounts	32,854	30,179	65,021	60,531
Closed-end funds	25,078	24,097	50,024	48,303
Total	$136,126	$121,721	$270,593	$244,431
4. Investments

The following table summarizes the Company's investments:

(in thousands)	June 30, 2025	December 31, 2024
Equity investments at fair value	$222,317	$208,411
Trading	134,746	126,953
Equity method	567	13
Total investments	$357,630	$335,377
The Company evaluates its financial interests in seed investments to determine whether to apply the Variable Interest Entity (VIE) model or the Voting Interest Entity model. As part of this assessment, the Company determines whether it is the primary beneficiary of any identified VIEs by analyzing its economic interests in those entities. As of June 30, 2025 and December 31, 2024, the Company's investments in VIEs for which it is not the primary beneficiary totaled $11.3 million and $4.8 million, respectively. Receivables from these VIEs of $0.7 million and $0.6 million at June 30, 2025 and December 31, 2024, respectively, were recorded in accounts receivable on the Company's condensed consolidated statements of financial condition. Liabilities related to these VIEs were $0.9 million at both June 30, 2025 and December 31, 2024 and were recorded in other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. The Company’s maximum exposure to loss related to these VIEs is limited to its investments and uncollected receivables.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes gain (loss) from investments—net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net realized gains (losses) during the period	$278	$(147)	$1,405	$(2,373)
Net unrealized gains (losses) during the period on investments still held at the end of the period	6,437	(1,871)	8,863	1,339
Gain (loss) from investments—net	$6,715	$(2,018)	$10,268	$(1,034)

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
These levels are not necessarily an indication of the risk or liquidity associated with the investments.
The following tables present fair value measurements:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$58,340	$—	$—	$—	$58,340
Equity investments at fair value:
Equity securities	$98,143	$80,247	$—	$134	$178,524
Limited partnership interests	—	—	39,247	4,546	43,793
Total	98,143	80,247	39,247	4,680	222,317
Trading investments:
Fixed income	—	134,746	—	—	134,746
Equity method investments	—	—	—	567	567

Total investments	$98,143	$214,993	$39,247	$5,247	$357,630

Derivatives - assets:
Total return swaps	$—	$192	$—	$—	$192
Forward contracts - foreign exchange	—	38	—	—	38
Total	$—	$230	$—	$—	$230
Derivatives - liabilities:
Total return swaps	$—	$2,968	$—	$—	$2,968
Forward contracts - foreign exchange	—	170	—	—	170
Total	$—	$3,138	$—	$—	$3,138

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$147,832	$—	$—	$—	$147,832
Equity investments at fair value:
Equity securities	$102,744	$71,534	$—	$133	$174,411
Limited partnership interests	—	—	32,552	1,448	34,000
Total	102,744	71,534	32,552	1,581	208,411
Trading investments:
Fixed income	—	126,953	—	—	126,953
Equity method investments	—	—	—	13	13

Total investments	$102,744	$198,487	$32,552	$1,594	$335,377

Derivatives - assets:
Total return swaps	$—	$1,570	$—	$—	$1,570
Forward contracts - foreign exchange	—	484	—	—	484
Total	$—	$2,054	$—	$—	$2,054
Derivatives - liabilities:
Total return swaps	$—	$252	$—	$—	$252
Total	$—	$252	$—	$—	$252
Equity investments at fair value classified as Level 2 represents the Company's seed investment in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT), for which quoted prices in active markets are not available. The Company elected the fair value option for CNSREIT to align the measurement of the seed investment and the related gains and losses with other seed investments. The Company's ownership interest was 39.8% and 49.4% at June 30, 2025 and December 31, 2024, respectively. The fair value of this seed investment was $80.2 million and $70.0 million at June 30, 2025 and December 31, 2024, respectively. The valuation is based on the monthly published net asset value (NAV), which is an observable transaction price, however, shares are not actively traded as subscriptions and redemptions are permitted to occur monthly. The unrealized gain on the seed investment in CNSREIT was $1.6 million and $2.1 million for the three and six month periods ended June 30, 2025, respectively, and $1.0 million and $1.1 million for the three and six month periods ended June 30, 2024, respectively.
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
Investments measured using NAV (or its equivalent) as a practical expedient primarily consist of limited partnership interests in private real estate funds. At June 30, 2025 and December 31, 2024, the Company did not have the ability to redeem its interests in certain of these investments and others may be redeemed subject to certain restrictions. These investments have not been classified in the fair value hierarchy and are presented in the above tables to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
Total return swap contracts classified as Level 2 were valued based on the underlying futures contracts or equity indices.
Foreign currency exchange contracts classified as Level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$39,451	$12,896	$32,552	$13,202
Purchases/contributions	119	8,372	7,311	8,861
Realized and unrealized gains (losses)	(323)	(1,271)	(616)	(2,066)
Balance at end of period	$39,247	$19,997	$39,247	$19,997
The following table summarizes the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of June 30, 2025 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$39,247	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.50% 5.25% - 8.75%	8.88% 7.39%

	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$32,552	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.50% 5.25% - 8.75%	8.82% 7.39%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of the Company's outstanding derivative financial instruments:

	As of June 30, 2025
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$76,224	$192	$2,968
Forward contracts - foreign exchange	8,099	38	170
Total corporate derivatives	84,323	230	3,138

	As of December 31, 2024
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$45,237	$1,570	$252
Forward contracts - foreign exchange	8,622	484	—
Total corporate derivatives	$53,859	$2,054	$252
________________________
(1)    The fair value of corporate derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.

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
Collateral pledged for forward and swap contracts totaled $2.1 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively. Collateral received for swap contracts was $1.3 million at December 31, 2024.
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Corporate derivatives:
Total return swaps	$(1,754)	$(48)	$(3,683)	$(200)
Forward contracts - foreign exchange	(137)	(264)	(617)	660
Total corporate derivatives	(1,891)	(312)	(4,300)	460
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	—	—	9	—

Total (1)	$(1,891)	$(312)	$(4,291)	$460
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

7. Earnings Per Share

The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$41,772	$30,077	$85,061	$64,491
Net (income) loss attributable to noncontrolling interests	(4,923)	1,694	(8,434)	1,284
Net income attributable to common stockholders	$36,849	$31,771	$76,627	$65,775
Basic weighted average shares outstanding	51,165	50,419	51,112	49,994
Dilutive potential shares from restricted stock units	306	351	333	309
Diluted weighted average shares outstanding	51,471	50,770	51,445	50,303

Basic earnings per share attributable to common stockholders	$0.72	$0.63	$1.50	$1.32
Diluted earnings per share attributable to common stockholders	$0.72	$0.63	$1.49	$1.31

Anti-dilutive common stock equivalents excluded from the calculation	33	—	25	5

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
U.S. statutory tax rate	21.0%		21.0%		21.0%		21.0%
State and local income taxes, net of federal benefit	3.0		2.9		2.9		2.9
Non-deductible executive compensation	1.5		1.4		2.2		1.2
Unrecognized tax benefit adjustments	(0.5)		0.5		(0.5)		0.3
Valuation allowance	(0.2)		(0.3)		(0.2)		(0.2)
Excess tax benefits related to the vesting and delivery of restricted stock units	—	*	—	*	(3.3)		(0.3)
Other	(0.1)		—	*	—	*	—	*
Effective income tax rate	24.7%		25.5%		22.1%		24.9%
_________________________
*    Percentage rounds to less than 0.1%.

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue earned from these affiliated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Investment advisory and administration fees	$93,252	$82,297	$185,144	$165,257
Distribution and service fees	7,166	6,631	14,350	13,448
Total	$100,418	$88,928	$199,494	$178,705
Included in accounts receivable at June 30, 2025 and December 31, 2024 are receivables from Company-sponsored funds of $37.0 million and $37.1 million, respectively. Included in accounts payable at June 30, 2025 and December 31, 2024 are payables to Company-sponsored funds of $0.6 million and $1.1 million, respectively.
Included in other assets at June 30, 2025 and December 31, 2024 is an advance to CNSREIT of $9.5 million and $8.5 million, respectively. CNSREIT will reimburse the Company ratably over a 60-month period commencing at the earlier of December 31, 2025, or the month that CNSREIT's NAV is at least $1.0 billion.
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
Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of June 30, 2025, the Company was in compliance with these covenants.

11. Commitments and Contingencies

From time to time, the Company may be involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to a total of $175.0 million in certain of our investment vehicles. As of June 30, 2025, the Company had funded $110.9 million of the commitments. The timing for funding the remaining portion of our commitments is uncertain.

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
On July 31, 2025, the Company declared a quarterly dividend on its common stock in the amount of $0.62 per share. This dividend will be payable on August 21, 2025 to stockholders of record at the close of business on August 11, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Our primary investment strategies include U.S. real estate, preferred securities, including low duration preferred securities, private real estate solutions, global/international real estate, global listed infrastructure, real assets multi-strategy, and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, separate accounts and subadvised portfolios. During the first quarter of 2025, we launched our first active exchange traded funds (ETFs).
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
Macroeconomic Environment
During the second quarter of 2025, global markets remained subject to ongoing macroeconomic uncertainty and heightened geopolitical tensions. Central banks in major economies continued to evaluate the trade-off between persistent inflationary pressures and signs of moderating economic growth, contributing to evolving expectations regarding the future path of interest rates. These dynamics contributed to elevated market volatility and shifting investor sentiment, impacting asset flows across regions and sectors.
Despite these challenges, we maintained our disciplined approach, leveraging our portfolio management expertise and robust risk management framework. We believe our continued focus on prudent cost control and operational efficiency positions us to navigate this complex environment and adapt to evolving market conditions.
Recently Enacted Tax Legislation
On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act), which became effective during the third quarter of fiscal year 2025. We are currently evaluating the impact of the Act; however, we do not expect the legislation to have a material impact on our consolidated financial statements and related disclosures.

Investment Performance at June 30, 2025
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
(2)    © 2025 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2025. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Assets Under Management
Below is a discussion of our assets under management for the quarter ended June 30, 2025. For additional details, please refer to the tables on pages 19 - 22.
Assets under management at June 30, 2025 increased 10.2% to $88.9 billion from $80.7 billion at June 30, 2024.
Open-end funds
Assets under management in open-end funds at June 30, 2025 increased 14.7% to $43.0 billion from $37.5 billion at June 30, 2024. Activity during the six months ended June 30, 2025 included:
•Net inflows of $870 million including $580 million into U.S. real estate

•Market appreciation of $1.8 billion including $1.1 billion from U.S. real estate and $310 million from preferred securities
•Distributions of $719 million including $366 million from U.S. real estate and $256 million from preferred securities, of which $537 million was reinvested and included in net flows
Institutional accounts
Assets under management in institutional accounts at June 30, 2025 increased 6.7% to $34.4 billion from $32.2 billion at June 30, 2024. Activity during the six months ended June 30, 2025 included:
Advisory accounts:
•Net outflows of $520 million including $297 million from global/international real estate
•Market appreciation of $1.3 billion including $566 million from global/international real estate and $316 million from U.S. real estate
Subadvisory accounts:
•Net outflows of $365 million including $503 million from U.S. real estate, partially offset by net inflows of $248 million into global listed infrastructure
•Market appreciation of $750 million including $358 million from global/international real estate and $212 million from U.S. real estate
•Distributions of $335 million including $326 million from U.S. real estate
Closed-end funds
Assets under management in closed-end funds at June 30, 2025 increased 5.0% to $11.6 billion from $11.0 billion at June 30, 2024. Activity during the six months ended June 30, 2025 included:
•Net inflows of $106 million including $104 million into global listed infrastructure
•Market appreciation of $501 million including $248 million from global listed infrastructure and $119 million from U.S. real estate
•Distributions of $308 million including $105 million from U.S. real estate and $99 million from preferred securities

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Open-end Funds
Assets under management, beginning of period	$42,298	$37,685	$40,962	$37,032
Inflows	3,072	2,936	6,591	6,238
Outflows	(2,787)	(3,037)	(5,721)	(5,770)
Net inflows (outflows)	285	(101)	870	468
Market appreciation (depreciation)	816	215	1,849	571
Distributions	(437)	(348)	(719)	(620)
Total increase (decrease)	664	(234)	2,000	419
Assets under management, end of period	$42,962	$37,451	$42,962	$37,451
Average assets under management	$42,110	$36,943	$41,959	$36,929

Institutional Accounts
Assets under management, beginning of period	$33,886	$32,424	$33,563	$35,028
Inflows	651	649	1,751	1,551
Outflows	(1,170)	(896)	(2,636)	(4,341)
Net inflows (outflows)	(519)	(247)	(885)	(2,790)
Market appreciation (depreciation)	1,190	216	2,043	339
Distributions	(171)	(171)	(335)	(355)
Total increase (decrease)	500	(202)	823	(2,806)
Assets under management, end of period	$34,386	$32,222	$34,386	$32,222
Average assets under management	$33,844	$31,673	$33,736	$31,971

Closed-end Funds
Assets under management, beginning of period	$11,395	$11,126	$11,289	$11,076
Inflows	103	3	106	7
Outflows	—	—	—	—
Net inflows (outflows)	103	3	106	7
Market appreciation (depreciation)	244	61	501	261
Distributions	(154)	(154)	(308)	(308)
Total increase (decrease)	193	(90)	299	(40)
Assets under management, end of period	$11,588	$11,036	$11,588	$11,036
Average assets under management	$11,289	$10,969	$11,321	$10,968

Total
Assets under management, beginning of period	$87,579	$81,235	$85,814	$83,136
Inflows	3,826	3,588	8,448	7,796
Outflows	(3,957)	(3,933)	(8,357)	(10,111)
Net inflows (outflows)	(131)	(345)	91	(2,315)
Market appreciation (depreciation)	2,250	492	4,393	1,171
Distributions	(762)	(673)	(1,362)	(1,283)
Total increase (decrease)	1,357	(526)	3,122	(2,427)
Assets under management, end of period	$88,936	$80,709	$88,936	$80,709
Average assets under management	$87,243	$79,585	$87,016	$79,868

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory
Assets under management, beginning of period	$19,703	$18,196	$19,272	$20,264
Inflows	436	413	1,033	1,100
Outflows	(848)	(339)	(1,553)	(3,222)
Net inflows (outflows)	(412)	74	(520)	(2,122)
Market appreciation (depreciation)	754	97	1,293	225
Total increase (decrease)	342	171	773	(1,897)
Assets under management, end of period	$20,045	$18,367	$20,045	$18,367
Average assets under management	$19,789	$17,963	$19,686	$18,015

Subadvisory
Assets under management, beginning of period	$14,183	$14,228	$14,291	$14,764
Inflows	215	236	718	451
Outflows	(322)	(557)	(1,083)	(1,119)
Net inflows (outflows)	(107)	(321)	(365)	(668)
Market appreciation (depreciation)	436	119	750	114
Distributions	(171)	(171)	(335)	(355)
Total increase (decrease)	158	(373)	50	(909)
Assets under management, end of period	14,341	13,855	14,341	13,855
Average assets under management	$14,055	$13,710	$14,050	$13,956

Total Institutional Accounts
Assets under management, beginning of period	$33,886	$32,424	$33,563	$35,028
Inflows	651	649	1,751	1,551
Outflows	(1,170)	(896)	(2,636)	(4,341)
Net inflows (outflows)	(519)	(247)	(885)	(2,790)
Market appreciation (depreciation)	1,190	216	2,043	339
Distributions	(171)	(171)	(335)	(355)
Total increase (decrease)	500	(202)	823	(2,806)
Assets under management, end of period	$34,386	$32,222	$34,386	$32,222
Average assets under management	$33,844	$31,673	$33,736	$31,971

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Real Estate
Assets under management, beginning of period	$43,591	$38,476	$42,930	$38,550
Inflows	1,909	1,996	4,228	4,085
Outflows	(1,560)	(1,845)	(4,096)	(3,573)
Net inflows (outflows)	349	151	132	512
Market appreciation (depreciation)	466	452	1,716	373
Distributions	(434)	(367)	(796)	(723)
Transfers	—	5	(10)	5
Total increase (decrease)	381	241	1,042	167
Assets under management, end of period	$43,972	$38,717	$43,972	$38,717
Average assets under management	$43,172	$37,466	$43,257	$37,601

Preferred Securities
Assets under management, beginning of period	$18,207	$18,589	$18,330	$18,164
Inflows	738	823	1,585	2,056
Outflows	(1,218)	(1,272)	(2,141)	(2,523)
Net inflows (outflows)	(480)	(449)	(556)	(467)
Market appreciation (depreciation)	351	138	472	763
Distributions	(176)	(179)	(354)	(360)
Transfers	—	(5)	10	(6)
Total increase (decrease)	(305)	(495)	(428)	(70)
Assets under management, end of period	$17,902	$18,094	$17,902	$18,094
Average assets under management	$17,792	$18,294	$18,086	$18,352

Global/International Real Estate
Assets under management, beginning of period	$13,129	$13,442	$13,058	$15,789
Inflows	403	410	863	1,030
Outflows	(426)	(543)	(1,052)	(3,371)
Net inflows (outflows)	(23)	(133)	(189)	(2,341)
Market appreciation (depreciation)	915	(196)	1,157	(320)
Distributions	(41)	(49)	(46)	(65)
Transfers	—	—	—	1
Total increase (decrease)	851	(378)	922	(2,725)
Assets under management, end of period	$13,980	$13,064	$13,980	$13,064
Average assets under management	$13,521	$13,045	$13,347	$13,290

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Global Listed Infrastructure
Assets under management, beginning of period	$9,710	$8,395	$8,793	$8,356
Inflows	460	148	1,212	228
Outflows	(439)	(114)	(605)	(298)
Net inflows (outflows)	21	34	607	(70)
Market appreciation (depreciation)	403	73	810	266
Distributions	(82)	(56)	(128)	(106)
Transfers	—	—	(30)	—
Total increase (decrease)	342	51	1,259	90
Assets under management, end of period	$10,052	$8,446	$10,052	$8,446
Average assets under management	$9,829	$8,430	$9,441	$8,310

Other
Assets under management, beginning of period	$2,942	$2,333	$2,703	$2,277
Inflows	316	211	560	397
Outflows	(314)	(159)	(463)	(346)
Net inflows (outflows)	2	52	97	51
Market appreciation (depreciation)	115	25	238	89
Distributions	(29)	(22)	(38)	(29)
Transfers	—	—	30	—
Total increase (decrease)	88	55	327	111
Assets under management, end of period	$3,030	$2,388	$3,030	$2,388
Average assets under management	$2,929	$2,350	$2,885	$2,315

Total
Assets under management, beginning of period	$87,579	$81,235	$85,814	$83,136
Inflows	3,826	3,588	8,448	7,796
Outflows	(3,957)	(3,933)	(8,357)	(10,111)
Net inflows (outflows)	(131)	(345)	91	(2,315)
Market appreciation (depreciation)	2,250	492	4,393	1,171
Distributions	(762)	(673)	(1,362)	(1,283)
Total increase (decrease)	1,357	(526)	3,122	(2,427)
Assets under management, end of period	$88,936	$80,709	$88,936	$80,709
Average assets under management	$87,243	$79,585	$87,016	$79,868

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. GAAP
Revenue	$136,126	$121,721	$270,593	$244,431
Expenses	$92,799	$83,319	$182,068	$165,764
Operating income	$43,327	$38,402	$88,525	$78,667
Net income attributable to common stockholders	$36,849	$31,771	$76,627	$65,775
Diluted earnings per share	$0.72	$0.63	$1.49	$1.31
Operating margin	31.8%	31.5%	32.7%	32.2%

As Adjusted (1)
Net income attributable to common stockholders	$37,324	$34,532	$75,677	$69,185
Diluted earnings per share	$0.73	$0.68	$1.47	$1.38
Operating margin	33.6%	34.9%	34.2%	35.2%
_________________________
(1)Refer to pages 28-29 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Revenue

(in thousands)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$70,613	$60,301	$10,312	17.1%
Institutional accounts	32,854	30,179	$2,675	8.9%
Closed-end funds	25,078	24,097	$981	4.1%
Total	128,545	114,577	$13,968	12.2%
Distribution and service fees	7,166	6,631	$535	8.1%
Other	415	513	$(98)	(19.1%)
Total revenue	$136,126	$121,721	$14,405	11.8%
Investment advisory and administration fees increased from the three months ended June 30, 2024, primarily due to higher average assets under management.
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.3 bps and 65.6 bps for the three months ended June 30, 2025 and 2024, respectively. The increase in the implied annualized effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.9 bps and 38.3 bps for the three months ended June 30, 2025 and 2024, respectively.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.1 bps and 88.4 for the three months ended June 30, 2025 and 2024, respectively.
Distribution and service fees increased from the three months ended June 30, 2024, primarily due to higher average assets under management in U.S. open-end funds, partially offset by a shift into lower fee paying share classes.

Expenses

(in thousands)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Employee compensation and benefits	$56,640	$53,097	$3,543	6.7%
Distribution and service fees	15,706	13,270	$2,436	18.4%
General and administrative	18,078	14,684	$3,394	23.1%
Depreciation and amortization	2,375	2,268	$107	4.7%
Total expenses	$92,799	$83,319	$9,480	11.4%
Employee compensation and benefits increased from the three months ended June 30, 2024, primarily due to higher incentive compensation of $5.9 million, partially offset by lower amortization of restricted stock units of $1.3 million and lower severance of $1.6 million.
Distribution and service fees increased from the three months ended June 30, 2024, primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the three months ended June 30, 2024, primarily due to higher expenses paid on behalf of certain Company-sponsored funds totaling $951,000, increased talent acquisition costs of $642,000 and higher sponsorship and business development-related expenses of $638,000.
Operating Margin
Operating margin for the three months ended June 30, 2025 increased to 31.8% from 31.5% for the three months ended June 30, 2024. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended June 30, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$2,103	$4,212	$6,315
Gain (loss) from investments—net	4,909	1,806	6,715
Foreign currency gain (loss)—net	(245)	(2,278)	(2,523)
Total non-operating income (loss)	6,767	3,740	10,507
Net (income) loss attributable to noncontrolling interests	(4,923)	—	(4,923)
Non-operating income (loss) attributable to the Company	$1,844	$3,740	$5,584

(in thousands)	Three Months Ended June 30, 2024
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$1,205	$3,852	$5,057
Gain (loss) from investments—net	(3,264)	1,246	(2,018)
Foreign currency gain (loss)—net	(307)	(176)	(483)
Total non-operating income (loss)	(2,366)	4,922	2,556
Net (income) loss attributable to noncontrolling interests	1,694	—	1,694
Non-operating income (loss) attributable to the Company	$(672)	$4,922	$4,250
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.

A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,
	2025	2024
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.0	2.9
Non-deductible executive compensation	1.5	1.4
Unrecognized tax benefit adjustments	(0.5)	0.5
Valuation allowance	(0.2)	(0.3)
Other	(0.1)	—	*
Effective income tax rate	24.7%	25.5%
_________________________
*    Percentage rounds to less than 0.1%.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Revenue

(in thousands)	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$140,271	$121,088	$19,183	15.8%
Institutional accounts	65,021	60,531	$4,490	7.4%
Closed-end funds	50,024	48,303	$1,721	3.6%
Total	255,316	229,922	$25,394	11.0%
Distribution and service fees	14,350	13,448	$902	6.7%
Other	927	1,061	$(134)	(12.6)%
Total revenue	$270,593	$244,431	$26,162	10.7%
Investment advisory and administration fees increased from the six months ended June 30, 2024, primarily due to higher average assets under management.
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.4 bps and 65.9 bps for the six months ended June 30, 2025 and 2024, respectively. The increase in the implied annual effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.9 bps and 38.1 bps for the six months ended June 30, 2025 and 2024, respectively.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.1 bps and 88.6 bps for the six months ended June 30, 2025 and 2024, respectively.
Distribution and service fees increased from the six months ended June 30, 2024, primarily due to higher average assets under management in U.S. open-end funds, partially offset by a shift into lower fee paying share classes.

Expenses

(in thousands)	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Employee compensation and benefits	$111,194	$105,100	$6,094	5.8%
Distribution and service fees	30,895	26,665	$4,230	15.9%
General and administrative	35,247	29,477	$5,770	19.6%
Depreciation and amortization	4,732	4,522	$210	4.6%
Total expenses	$182,068	$165,764	$16,304	9.8%
Employee compensation and benefits increased from the six months ended June 30, 2024, primarily due to higher incentive compensation of $9.6 million, partially offset by lower amortization of restricted stock units of $3.6 million.
Distribution and service fees increased from the six months ended June 30, 2024, primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the six months ended June 30, 2024, primarily due to expenses paid on behalf of certain Company-sponsored funds totaling $1.7 million, increased talent acquisition costs of $1.1 million and higher sponsorship and business development-related expenses of $974,000.
Operating Margin
Operating margin for the six months ended June 30, 2025 increased to 32.7% from 32.2% for the six months ended June 30, 2024.
Non-operating Income (Loss)

(in thousands)	Six Months Ended June 30, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$3,243	$8,443	$11,686
Gain (loss) from investments—net	9,117	1,151	10,268
Foreign currency gain (loss)—net	(253)	(3,442)	(3,695)
Total non-operating income (loss)	12,107	6,152	18,259
Net (income) loss attributable to noncontrolling interests	(8,434)	—	(8,434)
Non-operating income (loss) attributable to the Company	$3,673	$6,152	$9,825

(in thousands)	Six Months Ended June 30, 2024
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$2,190	$6,786	$8,976
Gain (loss) from investments—net	(2,703)	1,669	(1,034)
Foreign currency gain (loss)—net	(515)	166	(349)
Total non-operating income (loss)	(1,028)	8,621	7,593
Net (income) loss attributable to noncontrolling interests	1,284	—	1,284
Non-operating income (loss) attributable to the Company	$256	$8,621	$8,877
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Six Months Ended June 30,
	2025	2024
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.9	2.9
Non-deductible executive compensation	2.2	1.2
Excess tax benefits related to the vesting and delivery of restricted stock units	(3.3)	(0.3)
Unrecognized tax benefit adjustments	(0.5)	0.3
Other	(0.2)	(0.2)
Effective income tax rate	22.1%	24.9%

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
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per share data)	2025		2024		2025	2024
Net income attributable to common stockholders, U.S. GAAP	$36,849		$31,771		$76,627	$65,775
Seed investments—net (1)	(3,523)		(84)		(3,573)	(1,087)
Accelerated vesting of restricted stock units	1,835		2,496		2,204	4,707
Lease transition and other costs - 280 Park Avenue (2)	—		—		—	807
Other non-recurring expenses (3)	—		1,196		616	1,196
Foreign currency exchange (gain) loss—net (4)	2,742		30		3,711	(426)
Tax effects of adjustments above	(219)		(1,045)		(657)	(1,545)
Tax effects of discrete tax items (5)	(360)		168		(3,251)	(242)
Net income attributable to common stockholders, as adjusted	$37,324		$34,532		$75,677	$69,185

Diluted weighted average shares outstanding	51,471		50,770		51,445	50,303
Diluted earnings per share, U.S. GAAP	$0.72		$0.63		$1.49	$1.31
Seed investments—net (1)	(0.07)		—	*	(0.07)	(0.02)
Accelerated vesting of restricted stock units	0.04		0.05		0.04	0.09
Lease transition and other costs - 280 Park Avenue (2)	—		—		—	0.02
Other non-recurring expenses (3)	—		0.02		0.01	0.02
Foreign currency exchange (gain) loss—net (4)	0.05		—	*	0.07	(0.01)
Tax effects of adjustments above	—	*	(0.02)		(0.01)	(0.03)
Tax effects of discrete tax items (5)	(0.01)		—	*	(0.06)	—	*
Diluted earnings per share, as adjusted	$0.73		$0.68		$1.47	$1.38
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024.
(3)Represents reimbursement of filing fees paid by certain members of senior leadership for the six months ended June 30, 2025, and the impact of incremental expenses associated with the separation of certain employees for the three and six months ended June 30, 2024.
(4)Represents net foreign currency exchange (gain) loss associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(5)Includes excess tax benefits related to the vesting and delivery of restricted stock units and unrecognized tax benefit adjustments.

Reconciliations of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenue, U.S. GAAP	$136,126	$121,721	$270,593	$244,431
Fund related amounts (1)	(806)	267	(1,483)	501
Revenue, as adjusted	$135,320	$121,988	$269,110	$244,932

Expenses, U.S. GAAP	$92,799	$83,319	$182,068	$165,764
Fund related amounts (1)	(1,102)	(181)	(2,042)	(356)
Accelerated vesting of restricted stock units	(1,835)	(2,496)	(2,204)	(4,707)
Lease transition and other costs - 280 Park Avenue (2)	—	—	—	(807)
Other non-recurring expenses (3)	—	(1,196)	(616)	(1,196)
Expenses, as adjusted	$89,862	$79,446	$177,206	$158,698

Operating income, U.S. GAAP	$43,327	$38,402	$88,525	$78,667
Fund related amounts (1)	296	448	559	857
Accelerated vesting of restricted stock units	1,835	2,496	2,204	4,707
Lease transition and other costs - 280 Park Avenue (2)	—	—	—	807
Other non-recurring expenses (3)	—	1,196	616	1,196
Operating income, as adjusted	$45,458	$42,542	$91,904	$86,234

Operating margin, U.S. GAAP	31.8%	31.5%	32.7%	32.2%
Operating margin, as adjusted	33.6%	34.9%	34.2%	35.2%
_________________________
(1)Represents the impact of consolidated funds and expenses incurred on behalf of certain Company-sponsored funds.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024.
(3)Represents reimbursement of filing fees paid by certain members of senior leadership for the six months ended June 30, 2025, and the impact of incremental expenses associated with the separation of certain employees for the three and six months ended June 30, 2024.
Non-operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Non-operating income (loss), U.S. GAAP	$10,507	$2,556	$18,259	$7,593
Seed investments—net (1)	(8,742)	1,162	(12,566)	(660)
Foreign currency exchange (gain) loss—net (2)	2,742	30	3,711	(426)
Non-operating income (loss), as adjusted	$4,507	$3,748	$9,404	$6,507
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
The table below summarizes net liquid assets:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$95,372	$182,974
U.S. Treasury securities	109,242	109,086
Liquid seed investments—net	118,185	68,858
Other current assets	74,555	75,959
Current liabilities	(72,370)	(105,396)
Net liquid assets	$324,984	$331,481
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
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. We perform a review of our receivables on an ongoing basis to assess collectability and, based on our analysis at June 30, 2025, no allowance for uncollectible accounts was required.
Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable and certain other liabilities and accrued expenses.
Future liquidity needs
Our business may become capital intensive over time to support growth initiatives. Potential uses of capital range from, among other things, seeding new strategies and investment vehicles, co-investing in private real estate vehicles, funding the upfront costs associated with product offerings, and making various investments to grow our firm infrastructure as our business scales. In order to provide us with additional financial flexibility to pursue these opportunities, we have a $100.0 million senior unsecured revolving credit facility maturing on January 20, 2026.
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles, of which $64.1 million remained unfunded as of June 30, 2025. The timing for funding the remaining portion of our commitments is uncertain.

Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flow Data:
Net cash provided by (used in) operating activities	$(176,585)	$36,237
Net cash provided by (used in) investing activities	4,532	(103,743)
Net cash provided by (used in) financing activities	83,264	1,500
Net increase (decrease) in cash and cash equivalents	(88,789)	(66,006)
Effect of foreign exchange rate changes on cash and cash equivalents	1,357	(810)
Cash and cash equivalents, beginning of the period	183,162	189,603
Cash and cash equivalents, end of the period	$95,730	$122,787
Cash and cash equivalents decreased by $88.8 million, excluding the effect of foreign exchange rate changes, for the six months ended June 30, 2025. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $176.6 million, which included net purchases of investments within consolidated funds of $242.2 million, including $54.3 million of our seed investments into the ETFs. Net cash provided by investing activities was $4.5 million. Net cash provided by financing activities was $83.3 million, including net contributions from noncontrolling interests of $172.7 million, partially offset by dividends paid to stockholders of $63.4 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $26.6 million.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
The Company’s material contractual obligations, commitments and contingencies at June 30, 2025 include operating leases, investment commitments, and purchase obligations. As of June 30, 2025, there have been no material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2024 other than the items described below.
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
On July 31, 2025, we declared a quarterly dividend on our common stock in the amount of $0.62 per share. This dividend will be payable on August 21, 2025 to stockholders of record at the close of business on August 11, 2025.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to the Company’s critical accounting estimates for the three months ended June 30, 2025.

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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of June 30, 2025 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$118,185	$(76,224)	$41,961	$46,157	$37,765
Illiquid seed investments—net	$115,392	$—	$115,392	$126,931	$103,853

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2025, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2025	—	$—	—	—
May 1 through May 31, 2025	245	$80.27	—	—
June 1 through June 30, 2025	7,796	$76.98	—	—
Total	8,041	$77.08	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

10.14	—	Letter Agreement between the Company and Daniel P. Charles * (4)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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
(4)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
* Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2025	Cohen & Steers, Inc.

/s/ Raja Dakkuri
Name: Raja Dakkuri
Title: Executive Vice President & Chief Financial Officer

Date:	August 1, 2025	Cohen & Steers, Inc.

/s/ Elena Dulik
Name: Elena Dulik
Title: Senior Vice President & Chief Accounting Officer