Form 10-Q
period 2025-09-30
COHEN & STEERS, INC.
filed 2025-10-31
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 24, 2025 was 51,007,541.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$98,054	$182,974
Investments ($89,324 and $109,210) (1)	415,793	335,377
Accounts receivable	68,326	74,389
Due from brokers ($448 and $60) (1)	2,586	1,474
Property and equipment—net	67,440	68,604
Operating lease right-of-use assets—net	98,748	99,200
Goodwill and intangible assets—net	20,046	18,756
Other assets ($455 and $199) (1)	30,619	31,592
Total assets	$801,612	$812,366

Liabilities:
Accrued compensation and benefits	$59,972	$71,049
Distribution and service fees payable	8,698	8,485
Operating lease liabilities	140,279	141,115
Income tax payable	1,318	4,601
Due to brokers ($93 and $170) (1)	123	2,111
Other liabilities and accrued expenses ($387 and $333) (1)	11,965	10,102
Total liabilities	222,355	237,463
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	14,585	53,460
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 58,224,453 shares issued and 51,004,418 shares outstanding at September 30, 2025 and 57,492,567 shares issued and 50,574,641 shares outstanding at December 31, 2024	582	575
Additional paid-in capital	982,023	943,281
Accumulated deficit	(108,271)	(129,339)
Accumulated other comprehensive loss	(4,487)	(10,025)
Treasury stock, at cost, 7,220,035 and 6,917,926 shares at September 30, 2025 and December 31, 2024, respectively	(319,555)	(292,781)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	550,292	511,711
Nonredeemable noncontrolling interests	14,380	9,732
Total stockholders’ equity	564,672	521,443
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$801,612	$812,366
_________________________
(1)    Amounts in parentheses represent the aggregate balances at September 30, 2025 and December 31, 2024 attributable to variable interest entities (VIEs) consolidated by the Company. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Investment advisory and administration fees	$133,628	$125,397	$388,944	$355,319
Distribution and service fees	7,513	7,244	21,863	20,692
Other	579	562	1,506	1,623
Total revenue	141,720	133,203	412,313	377,634
Expenses:
Employee compensation and benefits	57,196	56,376	168,390	161,476
Distribution and service fees	16,329	14,739	47,224	41,404
General and administrative	16,775	14,874	52,022	44,351
Depreciation and amortization	2,519	2,341	7,251	6,863
Total expenses	92,819	88,330	274,887	254,094
Operating income	48,901	44,873	137,426	123,540
Non-operating income (loss):
Interest and dividend income	5,106	5,420	16,792	14,396
Gain (loss) from investments—net	692	18,975	10,960	17,941
Foreign currency gain (loss)—net	859	(1,692)	(2,836)	(2,041)
Total non-operating income (loss)	6,657	22,703	24,916	30,296
Income before provision for income taxes	55,558	67,576	162,342	153,836
Provision for income taxes	13,924	12,293	35,647	34,062
Net income	41,634	55,283	126,695	119,774
Net (income) loss attributable to noncontrolling interests	77	(15,615)	(8,357)	(14,331)
Net income attributable to common stockholders	$41,711	$39,668	$118,338	$105,443

Earnings per share attributable to common stockholders:
Basic	$0.81	$0.78	$2.31	$2.10
Diluted	$0.81	$0.77	$2.30	$2.08

Weighted average shares outstanding:
Basic	51,205	50,778	51,143	50,257
Diluted	51,572	51,428	51,488	50,681

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$41,634	$55,283	$126,695	$119,774
Net (income) loss attributable to noncontrolling interests	77	(15,615)	(8,357)	(14,331)
Net income attributable to common stockholders	41,711	39,668	118,338	105,443
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(529)	3,460	5,538	2,294
Total comprehensive income attributable to common stockholders	$41,182	$43,128	$123,876	$107,737

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2025	$582	$968,684	$(117,510)	$(3,958)	$(319,297)	$12,570	$541,071	$1,250
Dividends ($0.62 per share)	—	—	(32,472)	—	—	—	(32,472)	—
Issuance of common stock	—	235	—	—	—	—	235	—
Repurchase of common stock	—	—	—	—	(258)	—	(258)	—
Issuance of restricted stock units—net	—	1,467	—	—	—	—	1,467	—
Amortization of restricted stock units—net	—	11,637	—	—	—	—	11,637	—
Net income (loss)	—	—	41,711	—	—	(213)	41,498	136
Other comprehensive income (loss)	—	—	—	(529)	—	—	(529)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	2,023	2,023	13,199
September 30, 2025	$582	$982,023	$(108,271)	$(4,487)	$(319,555)	$14,380	$564,672	$14,585

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2024	$574	$916,006	$(153,360)	$(8,874)	$(291,173)	$6,661	$469,834	$114,570
Dividends ($0.59 per share)	—	—	(30,728)	—	—	—	(30,728)	—
Issuance of common stock	—	303	—	—	—	—	303	—
Repurchase of common stock	—	—	—	—	(68)	—	(68)	—
Issuance of restricted stock units—net	—	2,713	—	—	—	—	2,713	—
Amortization of restricted stock units—net	—	12,488	—	—	—	—	12,488	—
Net income (loss)	—	—	39,668		—	391	40,059	15,224
Other comprehensive income (loss)	—	—	—	3,460	—	—	3,460	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	33,356
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(148,659)
September 30, 2024	$574	$931,510	$(144,420)	$(5,414)	$(291,241)	$7,052	$498,061	$14,491

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)—(Continued)
(in thousands, except per share data)

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2025	$575	$943,281	$(129,339)	$(10,025)	$(292,781)	$9,732	$521,443	$53,460
Dividends ($1.86 per share)	—	—	(97,270)	—	—	—	(97,270)	—
Issuance of common stock	7	827	—	—	82	—	916	—
Repurchase of common stock	—	—	—	—	(26,856)	—	(26,856)	—
Issuance of restricted stock units—net	—	3,509	—	—	—	—	3,509	—
Amortization of restricted stock units—net	—	34,406	—	—	—	—	34,406	—
Net income (loss)	—	—	118,338	—	—	(183)	118,155	8,540
Other comprehensive income (loss)	—	—	—	5,538	—	—	5,538	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	4,831	4,831	183,112
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(230,527)
September 30, 2025	$582	$982,023	$(108,271)	$(4,487)	$(319,555)	$14,380	$564,672	$14,585

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2024	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463
Dividends ($1.77 per share)	—	—	(91,677)	—	—	—	(91,677)	—
Issuance of common stock	6	1,036	—	—	30	—	1,072	—
Issuance of common stock from offering, net of issuance costs	10	68,454	—	—	—	—	68,464	—
Repurchase of common stock	—	—	—	—	(19,566)	—	(19,566)	—
Issuance of restricted stock units—net	—	5,045	—	—	—	—	5,045	—
Amortization of restricted stock units—net	—	38,706	—	—	—	—	38,706	—
Net income (loss)	—	—	105,443	—	—	116	105,559	14,215
Other comprehensive income (loss)	—	—	—	2,294	—	—	2,294	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	1,980	1,980	42,472
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(148,659)
September 30, 2024	$574	$931,510	$(144,420)	$(5,414)	$(291,241)	$7,052	$498,061	$14,491
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$126,695	$119,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	35,877	41,432
Depreciation and amortization	8,656	8,299
Non-cash lease expense	3,947	4,572
Amortization (accretion) of premium (discount) on U.S. Treasury securities—net	1,021	(1,339)
(Gain) loss from investments—net	(10,960)	(17,941)
Deferred income taxes	1,990	99
Foreign currency (gain) loss	1,038	(1,865)
Changes in operating assets and liabilities:
Accounts receivable	6,429	(7,919)
Due from brokers	(13,446)	(22,360)
Investments in consolidated funds	(264,140)	(43,440)
Other assets	(1,739)	(3,901)
Accrued compensation and benefits	(11,077)	(17,703)
Distribution and service fees payable	213	(1,830)
Operating lease liabilities	(4,390)	(1,981)
Due to brokers	4,766	23,693
Income tax payable	(5,296)	(3,249)
Other liabilities and accrued expenses	(1,086)	(12,479)
Net cash provided by (used in) operating activities	(121,502)	61,862
Cash flows from investing activities:
Purchases of investments	(305,598)	(337,877)
Proceeds from sales and maturities of investments	280,571	205,028
Purchases of property and equipment	(5,697)	(9,973)
Net cash provided by (used in) investing activities	(30,724)	(142,822)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	779	911
Proceeds from issuance of common stock from offering, net of issuance costs	—	68,464
Repurchase of common stock for employee tax withholding	(26,856)	(19,566)
Dividends to stockholders	(95,170)	(89,185)
Net contributions (distributions) from noncontrolling interests	187,943	44,452
Other	(442)	(15)
Net cash provided by (used in) financing activities	66,254	5,061
Net increase (decrease) in cash and cash equivalents	(85,972)	(75,899)
Effect of foreign exchange rate changes on cash and cash equivalents	1,437	1,988
Cash and cash equivalents, beginning of the period	183,162	189,603
Cash and cash equivalents, end of the period	$98,627	$115,692
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of September 30,
(in thousands)	2025	2024
Cash and cash equivalents	$98,054	$106,474
Cash included in investments (1)	573	9,218
Total cash and cash equivalents within condensed consolidated statements of cash flows	$98,627	$115,692
________________________
(1)    Cash included in investments represents operating cash held in consolidated funds.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $2.1 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, the Company recorded $3.0 million of right-of-use assets and corresponding lease liabilities in connection with new lease agreements.
During the nine months ended September 30, 2025 and 2024, the Company deconsolidated certain funds resulting in a non-cash reduction of $230.5 million and $148.7 million, respectively, from both investments and redeemable noncontrolling interests.

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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09 (ASU), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This new guidance became effective on January 1, 2025. The Company's adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
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
New Accounting Pronouncements Not Yet Implemented
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Improvement to the Accounting for and Disclosure of Software Costs. The ASU provides targeted amendments to modernize the accounting framework for internal-use software development, including the removal of the traditional "development stage" model and the introduction of a more principles-based approach to capitalization. Under the new guidance, companies may begin capitalizing internal-use software costs when: management with the relevant authority authorizes and commits to funding the software project and it is probable that the project will be completed, and the software will be used to perform its intended function. This new guidance will be effective on January 1, 2028. The Company is currently evaluating the impact that the adoption of this new standard will have on the Company's condensed consolidated financial statements and related disclosures.
Recently Enacted Tax Legislation
On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14”, which became effective during the third quarter of fiscal year 2025. The Company has determined the legislation did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Client domicile:
North America	$124,180	$115,989	$360,104	$328,936
Japan	7,594	8,151	22,996	23,472
Europe, Middle East and Africa	5,508	5,092	16,299	14,019
Asia Pacific excluding Japan	4,438	3,971	12,914	11,207
Total	$141,720	$133,203	$412,313	$377,634

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Investment vehicle:
Open-end funds	$82,332	$74,567	$237,880	$210,164
Institutional accounts	33,210	32,956	98,231	93,487
Closed-end funds	26,178	25,680	76,202	73,983
Total	$141,720	$133,203	$412,313	$377,634
4. Investments

The following table summarizes the Company's investments:

(in thousands)	September 30, 2025	December 31, 2024
Equity investments at fair value	$218,160	$208,411
Trading	197,624	126,953
Equity method	9	13
Total investments	$415,793	$335,377

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company evaluates its financial interests in seed investments to determine whether to apply the Variable Interest Entity (VIE) model or the Voting Interest Entity model. As part of this assessment, the Company determines whether it is the primary beneficiary of any identified VIEs by analyzing its economic interests in those entities. As of September 30, 2025 and December 31, 2024, the Company's investments in VIEs for which it is not the primary beneficiary totaled $0.3 million and $4.8 million, respectively. Receivables from these VIEs of $0.7 million and $0.6 million at September 30, 2025 and December 31, 2024, respectively, were recorded in accounts receivable on the Company's condensed consolidated statements of financial condition. Liabilities related to these VIEs were $0.5 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively, and were recorded in other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition. The Company’s maximum exposure to loss related to these VIEs is limited to its investments and uncollected receivables.

The following table summarizes gain (loss) from investments—net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net realized gains (losses) during the period	$(17)	$(840)	$1,388	$(3,213)
Net unrealized gains (losses) during the period on investments still held at the end of the period	709	19,815	9,572	21,154
Gain (loss) from investments—net	$692	$18,975	$10,960	$17,941

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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables present fair value measurements:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$56,015	$—	$—	$—	$56,015
Equity investments at fair value:
Equity securities	$87,055	$81,117	$—	$137	$168,309
Limited partnership interests	—	—	45,141	4,710	49,851
Total	87,055	81,117	45,141	4,847	218,160
Trading investments:
Fixed income	—	197,624	—	—	197,624
Equity method investments	—	—	—	9	9

Total investments	$87,055	$278,741	$45,141	$4,856	$415,793

Derivatives - assets:
Total return swaps	$—	$83	$—	$—	$83
Forward contracts - foreign exchange	—	250	—	—	250
Total	$—	$333	$—	$—	$333
Derivatives - liabilities:
Total return swaps	$—	$2,547	$—	$—	$2,547
Forward contracts - foreign exchange	—	119	—	—	119
Total	$—	$2,666	$—	$—	$2,666

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$147,832	$—	$—	$—	$147,832
Equity investments at fair value:
Equity securities	$102,744	$71,534	$—	$133	$174,411
Limited partnership interests	—	—	32,552	1,448	34,000
Total	102,744	71,534	32,552	1,581	208,411
Trading investments:
Fixed income	—	126,953	—	—	126,953
Equity method investments	—	—	—	13	13

Total investments	$102,744	$198,487	$32,552	$1,594	$335,377

Derivatives - assets:
Total return swaps	$—	$1,570	$—	$—	$1,570
Forward contracts - foreign exchange	—	484	—	—	484
Total	$—	$2,054	$—	$—	$2,054
Derivatives - liabilities:
Total return swaps	$—	$252	$—	$—	$252
Total	$—	$252	$—	$—	$252

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Equity investments at fair value classified as Level 2 represents the Company's seed investment in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT), for which quoted prices in active markets are not available. The Company elected the fair value option for CNSREIT to align the measurement of the seed investment and the related gains and losses with other seed investments. The Company's ownership interest was 38.9% and 49.4% at September 30, 2025 and December 31, 2024, respectively. The fair value of this seed investment was $81.1 million and $70.0 million at September 30, 2025 and December 31, 2024, respectively. The valuation is based on the monthly published net asset value (NAV), which is an observable transaction price, however, shares are not actively traded as subscriptions and redemptions are permitted to occur monthly. The unrealized gain on the seed investment in CNSREIT was $0.9 million and $3.0 million for the three and nine month periods ended September 30, 2025, respectively, and $0.4 million and $1.5 million for the three and nine month periods ended September 30, 2024, respectively.
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
Investments measured using NAV (or its equivalent) as a practical expedient primarily consist of limited partnership interests in private real estate funds. At September 30, 2025 and December 31, 2024, the Company did not have the ability to redeem its interests in certain of these investments and others may be redeemed subject to certain restrictions. These investments have not been classified in the fair value hierarchy and are presented in the above tables to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
Total return swap contracts classified as Level 2 were valued based on the underlying futures contracts or equity indices.
Foreign currency exchange contracts classified as Level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$39,247	$19,997	$32,552	$13,202
Purchases/contributions	6,643	140	13,954	9,001
Realized and unrealized gains (losses)	(749)	150	(1,365)	(1,916)
Balance at end of period	$45,141	$20,287	$45,141	$20,287

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following tables summarize the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of September 30, 2025 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$39,437	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.50% 5.25% - 8.75%	9.13% 7.68%
	$5,704	Transaction price	n/a

	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$32,552	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.50% 5.25% - 8.75%	8.82% 7.39%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of the Company's outstanding derivative financial instruments:

	As of September 30, 2025
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$70,231	$83	$2,547
Forward contracts - foreign exchange	13,763	250	1
Total corporate derivatives	83,994	333	2,548
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	23,120	—	118

Total	$107,114	$333	$2,666

	As of December 31, 2024
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$45,237	$1,570	$252
Forward contracts - foreign exchange	8,622	484	—
Total corporate derivatives	$53,859	$2,054	$252
________________________
(1)    The fair value of corporate and consolidated fund derivative financial instruments is recorded in other assets and other liabilities and accrued expenses on the Company's condensed consolidated statements of financial condition.
The Company's corporate derivatives included:
•Total return swaps that are utilized to economically hedge a portion of the market risk of certain seed investments and total return swaps that are included in certain portfolios the Company maintains for the purpose of establishing a performance track record; and
•Forward foreign exchange contracts that are utilized to economically hedge currency exposure arising from certain non-U.S. dollar investment advisory fees.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Derivatives held by consolidated funds are comprised of forward foreign exchange contracts that are utilized by certain of the consolidated funds to economically hedge currency exposure.
Collateral pledged for corporate and consolidated fund forward and swap contracts totaled $2.3 million and $0.3 million at September 30, 2025 and December 31, 2024, respectively. Collateral received for swap contracts was $1.3 million at December 31, 2024.
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Corporate derivatives:
Total return swaps	$(2,441)	$(5,597)	$(6,124)	$(5,797)
Forward contracts - foreign exchange	381	(983)	(236)	(323)
Total corporate derivatives	(2,060)	(6,580)	(6,360)	(6,120)
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	(118)	—	(109)	—

Total (1)	$(2,178)	$(6,580)	$(6,469)	$(6,120)
________________________
(1)Gains and losses on corporate total return swaps and derivatives held by consolidated funds are included in gain (loss) from investments—net in the Company's condensed consolidated statements of operations. Gains and losses on corporate forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's condensed consolidated statements of operations.

7. Earnings Per Share

The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$41,634	$55,283	$126,695	$119,774
Net (income) loss attributable to noncontrolling interests	77	(15,615)	(8,357)	(14,331)
Net income attributable to common stockholders	$41,711	$39,668	$118,338	$105,443
Basic weighted average shares outstanding	51,205	50,778	51,143	50,257
Dilutive potential shares from restricted stock units	367	650	345	424
Diluted weighted average shares outstanding	51,572	51,428	51,488	50,681

Basic earnings per share attributable to common stockholders	$0.81	$0.78	$2.31	$2.10
Diluted earnings per share attributable to common stockholders	$0.81	$0.77	$2.30	$2.08

Anti-dilutive common stock equivalents excluded from the calculation	21	—	24	4

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025	2024
U.S. statutory tax rate	21.0%		21.0%		21.0%	21.0%
State and local income taxes, net of federal benefit	2.8		2.5		2.9	2.8
Non-deductible executive compensation	0.8		1.2		1.7	1.2
Unrecognized tax benefit adjustments	(0.5)		0.3		(0.5)	0.3
Valuation allowance	0.1		(1.4)		(0.1)	(0.7)
Excess tax benefits related to the vesting and delivery of restricted stock units	—	*	—	*	(2.1)	(0.2)
Other	0.8%		0.1%		0.2%	—	*
Effective income tax rate	25.0%		23.7%		23.1%	24.4%
_________________________
*    Percentage rounds to less than 0.1%.

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue earned from these affiliated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Investment advisory and administration fees	$98,027	$90,118	$283,171	$255,375
Distribution and service fees	7,513	7,244	21,863	20,692
Total	$105,540	$97,362	$305,034	$276,067
Included in accounts receivable at September 30, 2025 and December 31, 2024 are receivables from Company-sponsored funds of $38.1 million and $37.1 million, respectively. Included in accounts payable at September 30, 2025 and December 31, 2024 are payables to Company-sponsored funds of $0.2 million and $1.1 million, respectively.
At September 30, 2025, amounts due from CNSREIT included $2.6 million in accounts receivable and $7.8 million in other assets. At December 31, 2024, amounts due from CNSREIT included $8.5 million in other assets. During the third quarter, the Company amended its agreement with CNSREIT to change the repayment terms and all amounts due from CNSREIT will now be reimbursed ratably over a 60-month period commencing at the earlier of December 31, 2026, or the month that CNSREIT's aggregate NAV is at least $750.0 million.
See discussion of commitments to Company-sponsored vehicles in Note 11.

10. Credit Agreement
On August 15, 2025, the Company entered into an Amendment to its Credit Agreement with Bank of America, N.A. (the Amended Credit Agreement) providing for a $100.0 million senior unsecured revolving credit facility maturing on August 15, 2029. The original facility was set to expire on January 20, 2026. Borrowings under the Amended Credit Agreement bear interest at a variable annual rate equal to, at the Company’s option, either, (i) in respect of Term Secured Overnight Financing Rate (SOFR) Loans (as defined in the Amended Credit Agreement), a rate equal to Term SOFR (as defined in the Amended Credit Agreement) in effect for such period plus an applicable rate as determined according to a performance pricing grid and, (ii) in respect of Base Rate Loans (as defined in the Amended Credit Agreement), a rate equal

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
to a Base Rate (as defined in the Amended Credit Agreement) plus an applicable rate as determined according to a performance pricing grid. The Company is also required to pay a commitment fee determined according to a performance pricing grid and based on the actual daily unused amount of the credit facility payable quarterly. In connection with the amendment to the Credit Agreement, the Company incurred debt issuance costs of $0.4 million which will be amortized on a straight-line basis over the life of the amended agreement.
Borrowings under the Amended Credit Agreement may be used for working capital and other general corporate purposes. The Amended Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of September 30, 2025, the Company was in compliance with these covenants.

11. Commitments and Contingencies

From time to time, the Company may be involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to a total of $175.0 million in certain of our investment vehicles. As of September 30, 2025, the Company had funded $116.1 million of the commitments. The timing for funding the remaining portion of our commitments is uncertain.

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
On October 16, 2025, the Company completed a rights offering for its closed-end fund, Cohen & Steers Infrastructure Fund, Inc. The offering raised approximately $353.2 million in proceeds, excluding leverage. The Company expects to incur additional costs of approximately $10.6 million in connection with the offering.
On October 30, 2025, the Company declared a quarterly dividend on its common stock in the amount of $0.62 per share. This dividend will be payable on November 20, 2025 to stockholders of record at the close of business on November 10, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us," and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Our revenue from the wealth channel is derived from investment advisory, administration, distribution and service fees from open-end and closed-end funds as well as other commingled vehicles including ETFs. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions to or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
Macroeconomic Environment
Global economic conditions remained volatile through the third quarter of 2025, shaped by new sources of fiscal policy, monetary policy, and global trade tensions. Key developments included the recent passage of tax legislation, the beginning of the Federal Reserve's interest rate cutting regime and historically large revisions to economic data. While central banks continued to weigh inflation risks against signs of slowing growth, these factors had a more pronounced impact on investor sentiment and asset flows across regions and sectors. These dynamics influenced our business environment and operating results.
Despite these challenges, we maintained our disciplined approach, leveraging our portfolio management expertise and robust risk management framework. We believe our continued focus on prudent cost control and operational efficiency positions us to navigate this complex environment and adapt to evolving market conditions.

Investment Performance at September 30, 2025
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
(2)    © 2025 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2025. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Assets Under Management
Below is a discussion of our assets under management for the quarter ended September 30, 2025. For additional details, please refer to the tables on pages 20 - 23.
Assets under management at September 30, 2025 decreased 1.0% to $90.9 billion from $91.8 billion at September 30, 2024.
Open-end funds
Assets under management in open-end funds at September 30, 2025 increased 3.4% to $44.4 billion from $43.0 billion at September 30, 2024. Activity during the nine months ended September 30, 2025 included:
•Net inflows of $1.6 billion including $1.0 billion into U.S. real estate

•Market appreciation of $2.8 billion including $1.4 billion from U.S. real estate and $688 million from preferred securities
•Distributions of $1.0 billion including $533 million from U.S. real estate and $390 million from preferred securities, of which $793 million was reinvested and included in net flows
Institutional accounts
Assets under management in institutional accounts at September 30, 2025 decreased 5.9% to $34.7 billion from $36.9 billion at September 30, 2024. Activity during the nine months ended September 30, 2025 included:
Advisory accounts:
•Net outflows of $975 million including $532 million from U.S. real estate and $184 million from preferred securities
•Market appreciation of $1.9 billion including $721 million from global/international real estate, $485 million from global listed infrastructure and $457 million from U.S. real estate
Subadvisory accounts:
•Net outflows of $447 million including $590 million from U.S. real estate and $125 million from global/international real estate, partially offset by net inflows of $307 million into global listed infrastructure
•Market appreciation of $1.2 billion including $499 million from global/international real estate and $418 million from U.S. real estate
•Distributions of $503 million including $486 million from U.S. real estate
Closed-end funds
Assets under management in closed-end funds at September 30, 2025 decreased 1.2% to $11.8 billion from $11.9 billion at September 30, 2024. Activity during the nine months ended September 30, 2025 included:
•Net inflows of $108 million including $105 million into global listed infrastructure
•Market appreciation of $830 million including $373 million from global listed infrastructure and $211 million from preferred securities
•Distributions of $462 million including $157 million from U.S. real estate and $149 million from preferred securities

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Open-end Funds
Assets under management, beginning of period	$42,962	$37,451	$40,962	$37,032
Inflows	3,148	4,097	9,739	10,335
Outflows	(2,380)	(2,924)	(8,101)	(8,694)
Net inflows (outflows)	768	1,173	1,638	1,641
Market appreciation (depreciation)	972	4,618	2,821	5,189
Distributions	(305)	(263)	(1,024)	(883)
Transfers	24	—	24	—
Total increase (decrease)	1,459	5,528	3,459	5,947
Assets under management, end of period	$44,421	$42,979	$44,421	$42,979
Average assets under management	$43,633	$40,130	$42,527	$38,013

Institutional Accounts
Assets under management, beginning of period	$34,386	$32,222	$33,563	$35,028
Inflows	812	1,221	2,563	2,772
Outflows	(1,349)	(1,113)	(3,985)	(5,454)
Net inflows (outflows)	(537)	108	(1,422)	(2,682)
Market appreciation (depreciation)	1,054	4,736	3,097	5,075
Distributions	(168)	(174)	(503)	(529)
Transfers	(24)	—	(24)	—
Total increase (decrease)	325	4,670	1,148	1,864
Assets under management, end of period	$34,711	$36,892	$34,711	$36,892
Average assets under management	$34,459	$34,594	$33,980	$32,858

Closed-end Funds
Assets under management, beginning of period	$11,588	$11,036	$11,289	$11,076
Inflows	2	3	108	10
Outflows	—	—	—	—
Net inflows (outflows)	2	3	108	10
Market appreciation (depreciation)	329	1,024	830	1,285
Distributions	(154)	(154)	(462)	(462)
Total increase (decrease)	177	873	476	833
Assets under management, end of period	$11,765	$11,909	$11,765	$11,909
Average assets under management	$11,646	$11,503	$11,430	$11,148

Total
Assets under management, beginning of period	$88,936	$80,709	$85,814	$83,136
Inflows	3,962	5,321	12,410	13,117
Outflows	(3,729)	(4,037)	(12,086)	(14,148)
Net inflows (outflows)	233	1,284	324	(1,031)
Market appreciation (depreciation)	2,355	10,378	6,748	11,549
Distributions	(627)	(591)	(1,989)	(1,874)
Total increase (decrease)	1,961	11,071	5,083	8,644
Assets under management, end of period	$90,897	$91,780	$90,897	$91,780
Average assets under management	$89,738	$86,227	$87,937	$82,019

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory
Assets under management, beginning of period	$20,045	$18,367	$19,272	$20,264
Inflows	515	490	1,548	1,590
Outflows	(970)	(481)	(2,523)	(3,703)
Net inflows (outflows)	(455)	9	(975)	(2,113)
Market appreciation (depreciation)	618	2,606	1,911	2,831
Total increase (decrease)	163	2,615	936	718
Assets under management, end of period	$20,208	$20,982	$20,208	$20,982
Average assets under management	$20,089	$19,724	$19,822	$18,588

Subadvisory
Assets under management, beginning of period	$14,341	$13,855	$14,291	$14,764
Inflows	297	731	1,015	1,182
Outflows	(379)	(632)	(1,462)	(1,751)
Net inflows (outflows)	(82)	99	(447)	(569)
Market appreciation (depreciation)	436	2,130	1,186	2,244
Distributions	(168)	(174)	(503)	(529)
Transfers	(24)	—	(24)	—
Total increase (decrease)	162	2,055	212	1,146
Assets under management, end of period	14,503	15,910	14,503	15,910
Average assets under management	$14,370	$14,870	$14,158	$14,270

Total Institutional Accounts
Assets under management, beginning of period	$34,386	$32,222	$33,563	$35,028
Inflows	812	1,221	2,563	2,772
Outflows	(1,349)	(1,113)	(3,985)	(5,454)
Net inflows (outflows)	(537)	108	(1,422)	(2,682)
Market appreciation (depreciation)	1,054	4,736	3,097	5,075
Distributions	(168)	(174)	(503)	(529)
Transfers	(24)	—	(24)	—
Total increase (decrease)	325	4,670	1,148	1,864
Assets under management, end of period	$34,711	$36,892	$34,711	$36,892
Average assets under management	$34,459	$34,594	$33,980	$32,858

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Real Estate
Assets under management, beginning of period	$43,972	$38,717	$42,930	$38,550
Inflows	2,084	3,073	6,312	7,158
Outflows	(2,305)	(1,781)	(6,401)	(5,354)
Net inflows (outflows)	(221)	1,292	(89)	1,804
Market appreciation (depreciation)	782	6,028	2,498	6,401
Distributions	(380)	(349)	(1,176)	(1,072)
Transfers	—	(3)	(10)	2
Total increase (decrease)	181	6,968	1,223	7,135
Assets under management, end of period	$44,153	$45,685	$44,153	$45,685
Average assets under management	$43,998	$42,197	$43,507	$39,150

Preferred Securities
Assets under management, beginning of period	$17,902	$18,094	$18,330	$18,164
Inflows	886	1,120	2,471	3,176
Outflows	(756)	(1,114)	(2,897)	(3,637)
Net inflows (outflows)	130	6	(426)	(461)
Market appreciation (depreciation)	595	1,004	1,067	1,767
Distributions	(184)	(178)	(538)	(538)
Transfers	—	3	10	(3)
Total increase (decrease)	541	835	113	765
Assets under management, end of period	$18,443	$18,929	$18,443	$18,929
Average assets under management	$18,244	$18,449	$18,143	$18,388

Global/International Real Estate
Assets under management, beginning of period	$13,980	$13,064	$13,058	$15,789
Inflows	520	729	1,383	1,759
Outflows	(339)	(836)	(1,391)	(4,207)
Net inflows (outflows)	181	(107)	(8)	(2,448)
Market appreciation (depreciation)	367	2,038	1,524	1,718
Distributions	(8)	(9)	(54)	(74)
Transfers	—	—	—	1
Total increase (decrease)	540	1,922	1,462	(803)
Assets under management, end of period	$14,520	$14,986	$14,520	$14,986
Average assets under management	$14,146	$14,112	$13,616	$13,572

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Global Listed Infrastructure
Assets under management, beginning of period	$10,052	$8,446	$8,793	$8,356
Inflows	209	193	1,421	421
Outflows	(152)	(188)	(757)	(486)
Net inflows (outflows)	57	5	664	(65)
Market appreciation (depreciation)	458	1,130	1,268	1,396
Distributions	(46)	(46)	(174)	(152)
Transfers	—	—	(30)	—
Total increase (decrease)	469	1,089	1,728	1,179
Assets under management, end of period	$10,521	$9,535	$10,521	$9,535
Average assets under management	$10,228	$8,995	$9,706	$8,541

Other
Assets under management, beginning of period	$3,030	$2,388	$2,703	$2,277
Inflows	263	206	823	603
Outflows	(177)	(118)	(640)	(464)
Net inflows (outflows)	86	88	183	139
Market appreciation (depreciation)	153	178	391	267
Distributions	(9)	(9)	(47)	(38)
Transfers	—	—	30	—
Total increase (decrease)	230	257	557	368
Assets under management, end of period	$3,260	$2,645	$3,260	$2,645
Average assets under management	$3,122	$2,474	$2,965	$2,368

Total
Assets under management, beginning of period	$88,936	$80,709	$85,814	$83,136
Inflows	3,962	5,321	12,410	13,117
Outflows	(3,729)	(4,037)	(12,086)	(14,148)
Net inflows (outflows)	233	1,284	324	(1,031)
Market appreciation (depreciation)	2,355	10,378	6,748	11,549
Distributions	(627)	(591)	(1,989)	(1,874)
Total increase (decrease)	1,961	11,071	5,083	8,644
Assets under management, end of period	$90,897	$91,780	$90,897	$91,780
Average assets under management	$89,738	$86,227	$87,937	$82,019

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. GAAP
Revenue	$141,720	$133,203	$412,313	$377,634
Expenses	$92,819	$88,330	$274,887	$254,094
Operating income	$48,901	$44,873	$137,426	$123,540
Net income attributable to common stockholders	$41,711	$39,668	$118,338	$105,443
Diluted earnings per share	$0.81	$0.77	$2.30	$2.08
Operating margin	34.5%	33.7%	33.3%	32.7%

As Adjusted (1)
Net income attributable to common stockholders	$41,720	$39,706	$117,397	$108,891
Diluted earnings per share	$0.81	$0.77	$2.28	$2.15
Operating margin	36.1%	35.7%	34.8%	35.4%
_________________________
(1)Refer to pages 29-30 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Revenue

(in thousands)	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$74,240	$66,761	$7,479	11.2%
Institutional accounts	33,210	32,956	$254	0.8%
Closed-end funds	26,178	25,680	$498	1.9%
Total	133,628	125,397	$8,231	6.6%
Distribution and service fees	7,513	7,244	$269	3.7%
Other	579	562	$17	3.0%
Total revenue	$141,720	$133,203	$8,517	6.4%
Investment advisory and administration fees increased from the three months ended September 30, 2024, primarily due to higher average assets under management.
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.5 bps and 66.2 bps for the three months ended September 30, 2025 and 2024, respectively. The increase in the implied annualized effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.2 bps and 37.9 bps for the three months ended September 30, 2025 and 2024, respectively.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.2 bps and 88.8 bps for the three months ended September 30, 2025 and 2024, respectively.
Distribution and service fees increased from the three months ended September 30, 2024, primarily due to higher average assets under management in U.S. open-end funds, partially offset by a shift into lower fee paying share classes.

Expenses

(in thousands)	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Employee compensation and benefits	$57,196	$56,376	$820	1.5%
Distribution and service fees	16,329	14,739	$1,590	10.8%
General and administrative	16,775	14,874	$1,901	12.8%
Depreciation and amortization	2,519	2,341	$178	7.6%
Total expenses	$92,819	$88,330	$4,489	5.1%
Employee compensation and benefits increased from the three months ended September 30, 2024, primarily due to higher incentive compensation of $1.2 million and salaries of $0.6 million, partially offset by lower amortization of restricted stock units of $1.3 million.
Distribution and service fees increased from the three months ended September 30, 2024, primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the three months ended September 30, 2024, primarily due to higher expenses paid on behalf of certain Company-sponsored funds totaling $0.9 million, as well as costs of $0.7 million incurred in connection with a closed-end fund rights offering.
Operating Margin
Operating margin for the three months ended September 30, 2025 increased to 34.5% from 33.7% for the three months ended September 30, 2024. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended September 30, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$441	$4,665	$5,106
Gain (loss) from investments—net	(300)	992	692
Foreign currency gain (loss)—net	—	859	859
Total non-operating income (loss)	141	6,516	6,657
Net (income) loss attributable to noncontrolling interests	77	—	77
Non-operating income (loss) attributable to the Company	$218	$6,516	$6,734

(in thousands)	Three Months Ended September 30, 2024
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$610	$4,810	$5,420
Gain (loss) from investments—net	21,202	(2,227)	18,975
Foreign currency gain (loss)—net	(30)	(1,662)	(1,692)
Total non-operating income (loss)	21,782	921	22,703
Net (income) loss attributable to noncontrolling interests	(15,615)	—	(15,615)
Non-operating income (loss) attributable to the Company	$6,167	$921	$7,088
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.

A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,
	2025	2024
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.8	2.5
Non-deductible executive compensation	0.8	1.2
Unrecognized tax benefit adjustments	(0.5)	0.3
Valuation allowance	0.1	(1.4)
Other	0.8	0.1
Effective income tax rate	25.0%	23.7%

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Revenue

(in thousands)	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$214,511	$187,849	$26,662	14.2%
Institutional accounts	98,231	93,487	$4,744	5.1%
Closed-end funds	76,202	73,983	$2,219	3.0%
Total	388,944	355,319	$33,625	9.5%
Distribution and service fees	21,863	20,692	$1,171	5.7%
Other	1,506	1,623	$(117)	(7.2)%
Total revenue	$412,313	$377,634	$34,679	9.2%
Investment advisory and administration fees increased from the nine months ended September 30, 2024, primarily due to higher average assets under management.
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.4 bps and 66.0 bps for the nine months ended September 30, 2025 and 2024, respectively. The increase in the implied annualized effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.7 bps and 38.0 bps for the nine months ended September 30, 2025 and 2024, respectively.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.1 bps and 88.6 bps for the nine months ended September 30, 2025 and 2024, respectively.
Distribution and service fees increased from the nine months ended September 30, 2024, primarily due to higher average assets under management in U.S. open-end funds, partially offset by a shift into lower fee paying share classes.

Expenses

(in thousands)	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Employee compensation and benefits	$168,390	$161,476	$6,914	4.3%
Distribution and service fees	47,224	41,404	$5,820	14.1%
General and administrative	52,022	44,351	$7,671	17.3%
Depreciation and amortization	7,251	6,863	$388	5.7%
Total expenses	$274,887	$254,094	$20,793	8.2%
Employee compensation and benefits increased from the nine months ended September 30, 2024, primarily due to higher incentive compensation of $10.8 million, partially offset by lower amortization of restricted stock units of $4.8 million.
Distribution and service fees increased from the nine months ended September 30, 2024, primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the nine months ended September 30, 2024, primarily due to expenses paid on behalf of certain Company-sponsored funds totaling $2.6 million, higher business development-related expenses of $1.5 million and increased talent acquisition costs of $1.2 million.
Operating Margin
Operating margin for the nine months ended September 30, 2025 increased to 33.3% from 32.7% for the nine months ended September 30, 2024.
Non-operating Income (Loss)

(in thousands)	Nine Months Ended September 30, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$3,684	$13,108	$16,792
Gain (loss) from investments—net	8,817	2,143	10,960
Foreign currency gain (loss)—net	(253)	(2,583)	(2,836)
Total non-operating income (loss)	12,248	12,668	24,916
Net (income) loss attributable to noncontrolling interests	(8,357)	—	(8,357)
Non-operating income (loss) attributable to the Company	$3,891	$12,668	$16,559

(in thousands)	Nine Months Ended September 30, 2024
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$2,800	$11,596	$14,396
Gain (loss) from investments—net	18,499	(558)	17,941
Foreign currency gain (loss)—net	(545)	(1,496)	(2,041)
Total non-operating income (loss)	20,754	9,542	30,296
Net (income) loss attributable to noncontrolling interests	(14,331)	—	(14,331)
Non-operating income (loss) attributable to the Company	$6,423	$9,542	$15,965
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Nine Months Ended September 30,
	2025	2024
U.S. statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.9	2.8
Non-deductible executive compensation	1.7	1.2
Excess tax benefits related to the vesting and delivery of restricted stock units	(2.1)	(0.2)
Unrecognized tax benefit adjustments	(0.5)	0.3
Valuation allowance	(0.1)	(0.7)
Other	0.2	—	*
Effective income tax rate	23.1%	24.4%
_________________________
*    Percentage rounds to less than 0.1%.

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
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per share data)	2025		2024		2025	2024
Net income attributable to common stockholders, U.S. GAAP	$41,711		$39,668		$118,338	$105,443
Seed investments—net (1)	(1,320)		(3,458)		(4,893)	(4,545)
Accelerated vesting of restricted stock units	1,142		2,336		3,346	7,043
Lease transition and other costs - 280 Park Avenue (2)	—		—		—	807
Fund launch and rights offering costs (3)	650		—		650	—
Other non-recurring expenses (4)	—		—		616	1,196
Foreign currency exchange (gain) loss—net (5)	(677)		2,191		3,034	1,765
Tax effects of adjustments above	(132)		(1,102)		(789)	(2,647)
Tax effects of discrete tax items (6)	346		71		(2,905)	(171)
Net income attributable to common stockholders, as adjusted	$41,720		$39,706		$117,397	$108,891

Diluted weighted average shares outstanding	51,572		51,428		51,488	50,681
Diluted earnings per share, U.S. GAAP	$0.81		$0.77		$2.30	$2.08
Seed investments—net (1)	(0.03)		(0.07)		(0.10)	(0.09)
Accelerated vesting of restricted stock units	0.02		0.05		0.07	0.14
Lease transition and other costs - 280 Park Avenue (2)	—		—		—	0.02
Fund launch and rights offering costs (3)	0.01		—		0.01	—
Other non-recurring expenses (4)	—		—		0.01	0.02
Foreign currency exchange (gain) loss—net (5)	(0.01)		0.04		0.06	0.03
Tax effects of adjustments above	—	*	(0.02)		(0.01)	(0.05)
Tax effects of discrete tax items (6)	0.01		—	*	(0.06)	—	*
Diluted earnings per share, as adjusted	$0.81		$0.77		$2.28	$2.15
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024.
(3)Represents costs incurred in connection with a closed-end fund rights offering.
(4)Represents reimbursement of filing fees paid by certain members of senior leadership for the nine months ended September 30, 2025, and the impact of incremental expenses associated with the separation of certain employees for the nine months ended September 30, 2024.
(5)Represents net foreign currency exchange (gain) loss associated with U.S. dollar-denominated assets held by certain foreign subsidiaries.
(6)Includes excess tax benefits related to the vesting and delivery of restricted stock units and unrecognized tax benefit adjustments.

Reconciliations of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenue, U.S. GAAP	$141,720	$133,203	$412,313	$377,634
Fund related amounts (1)	(783)	230	(2,266)	731
Revenue, as adjusted	$140,937	$133,433	$410,047	$378,365

Expenses, U.S. GAAP	$92,819	$88,330	$274,887	$254,094
Fund related amounts (1)	(967)	(184)	(3,009)	(540)
Accelerated vesting of restricted stock units	(1,142)	(2,336)	(3,346)	(7,043)
Lease transition and other costs - 280 Park Avenue (2)	—	—	—	(807)
Fund launch and rights offering costs (3)	(650)	—	(650)	—
Other non-recurring expenses (4)	—	—	(616)	(1,196)
Expenses, as adjusted	$90,060	$85,810	$267,266	$244,508

Operating income, U.S. GAAP	$48,901	$44,873	$137,426	$123,540
Fund related amounts (1)	184	414	743	1,271
Accelerated vesting of restricted stock units	1,142	2,336	3,346	7,043
Lease transition and other costs - 280 Park Avenue (2)	—	—	—	807
Fund launch and rights offering costs (3)	650	—	650	—
Other non-recurring expenses (4)	—	—	616	1,196
Operating income, as adjusted	$50,877	$47,623	$142,781	$133,857

Operating margin, U.S. GAAP	34.5%	33.7%	33.3%	32.7%
Operating margin, as adjusted	36.1%	35.7%	34.8%	35.4%
_________________________
(1)Represents the impact of consolidated funds and expenses incurred on behalf of certain Company-sponsored funds.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024.
(3)Represents costs incurred in connection with a closed-end fund rights offering.
(4)Represents reimbursement of filing fees paid by certain members of senior leadership for the nine months ended September 30, 2025, and the impact of incremental expenses associated with the separation of certain employees for the nine months ended September 30, 2024.
Non-operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Non-operating income (loss), U.S. GAAP	$6,657	$22,703	$24,916	$30,296
Seed investments—net (1)	(1,427)	(19,487)	(13,993)	(20,147)
Foreign currency exchange (gain) loss—net (2)	(677)	2,191	3,034	1,765
Non-operating income (loss), as adjusted	$4,553	$5,407	$13,957	$11,914
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
The table below summarizes net liquid assets:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$98,054	$182,974
U.S. Treasury securities	158,947	109,086
Liquid seed investments—net	107,262	68,858
Other current assets	67,397	75,959
Current liabilities	(91,975)	(105,396)
Net liquid assets	$339,685	$331,481
Cash and cash equivalents
Cash and cash equivalents are on deposit with major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash.
U.S. Treasury securities
U.S. Treasury securities, recorded at fair value, are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments, recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments are primarily securities held directly for the purpose of establishing performance track records and the Company's economic interest in certain consolidated funds which are presented net of noncontrolling interests.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. We perform a review of our receivables on an ongoing basis to assess collectability and, based on our analysis at September 30, 2025, no allowance for uncollectible accounts was required.
Current liabilities
Current liabilities included accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable and certain other liabilities and accrued expenses.
Future liquidity needs
Our business may become capital intensive over time to support growth initiatives. Potential uses of capital range from, among other things, seeding new strategies and investment vehicles, co-investing in private real estate vehicles, funding the upfront costs associated with product offerings and making various investments to grow our firm infrastructure as our business scales. In order to provide us with additional financial flexibility to pursue these opportunities, we have a $100.0 million senior unsecured revolving credit facility maturing on August 15, 2029.
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles, of which $58.9 million remained unfunded as of September 30, 2025. The timing for funding the remaining portion of our commitments is uncertain.

Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flow Data:
Net cash provided by (used in) operating activities	$(121,502)	$61,862
Net cash provided by (used in) investing activities	(30,724)	(142,822)
Net cash provided by (used in) financing activities	66,254	5,061
Net increase (decrease) in cash and cash equivalents	(85,972)	(75,899)
Effect of foreign exchange rate changes on cash and cash equivalents	1,437	1,988
Cash and cash equivalents, beginning of the period	183,162	189,603
Cash and cash equivalents, end of the period	$98,627	$115,692
Cash and cash equivalents decreased by $86.0 million, excluding the effect of foreign exchange rate changes, for the nine months ended September 30, 2025. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $121.5 million, which included net purchases of investments within consolidated funds of $264.1 million. Net cash used in investing activities was $30.7 million. Net cash provided by financing activities was $66.3 million, including net contributions from noncontrolling interests of $187.9 million, partially offset by dividends paid to stockholders of $95.2 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $26.9 million.
Contractual Obligations, Commitments and Contingencies
Contractual obligations
The Company’s material contractual obligations, commitments and contingencies at September 30, 2025 include operating leases, investment commitments, and purchase obligations. As of September 30, 2025, there have been no material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2024 other than the items described below.
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
On October 30, 2025, we declared a quarterly dividend on our common stock in the amount of $0.62 per share. This dividend will be payable on November 20, 2025 to stockholders of record at the close of business on November 10, 2025.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to the Company’s critical accounting estimates for the three months ended September 30, 2025.

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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of September 30, 2025 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$107,262	$(70,231)	$37,031	$40,734	$33,328
Illiquid seed investments—net	$120,719	$—	$120,719	$132,791	$108,647

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2025	2,102	$73.75	—	—
August 1 through August 31, 2025	1,373	$75.35	—	—
September 1 through September 30, 2025	—	$—	—	—
Total	3,475	$74.38	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
First Amendment to Credit Agreement, dated as of August 15, 2025, among Cohen & Steers, Inc., Bank of America, N.A., as administrative agent, sole lead arranger and sole bookrunner, State Street Bank and Trust Company, as syndication agent, and the other lending institutions from time to time party thereto (4)

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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
(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 31, 2025	Cohen & Steers, Inc.

/s/ Michael Donohue
		Name:	Michael Donohue
		Title:	Interim Chief Financial Officer

Date:	October 31, 2025	Cohen & Steers, Inc.

/s/ Elena Dulik
		Name:	Elena Dulik
		Title:	Senior Vice President & Chief Accounting Officer