Form 10-K
period 2025-12-31
COHEN & STEERS, INC.
filed 2026-02-27
CIK 1284812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $2.1 billion. There is no non-voting common stock of the registrant outstanding.
As of February 17, 2026, there were 51,390,184 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Cohen & Steers, Inc. (the Proxy Statement) to be filed pursuant to Regulation 14A of the general rules and regulations of the Securities Exchange Act of 1934, as amended, for the 2026 annual meeting of stockholders scheduled to be held on April 30, 2026 are incorporated by reference into Part III of this Form 10-K.

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
Our global distribution is concentrated in two channels: wealth and institutional. The wealth channel includes a variety of intermediaries such as global private banks, U.S. wirehouses, independent and regional broker dealers, bank trusts, registered investment advisers and discretionary portfolio managers using global custody or clearing platforms. The institutional channel comprises sovereign wealth funds, public and private pension and retirement plans, insurance companies, endowments, foundations, and global investment consultants who support these institutions.
Investment Vehicles
We manage three types of investment vehicles: open-end funds, institutional accounts and closed-end funds.
Open-end Funds
Open-end funds include U.S. and non-U.S. open-end funds for which we serve as investment adviser that offer and issue new shares continuously as investors subscribe and redeem shares when investors sell. The share price for purchases and redemptions is determined by each fund’s net asset value, which is calculated at the end of each business day. The net asset value (NAV) per share is the current value of a fund’s assets less its liabilities, divided by the fund’s total shares outstanding.
Open-end funds also include assets of third-party investment vehicles for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives and investment guidelines of that vehicle as set forth in such vehicle’s investment advisory agreement.
Further, open-end funds include Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT), a non-traded REIT for which we serve as investment adviser. Shares of CNSREIT are sold and repurchased by CNSREIT monthly at a price generally equal to the prior month’s NAV per share.
Finally, open-end funds include active exchange traded funds (ETFs) for which we serve as investment adviser. Our initial launch in 2025 included three strategies: U.S. real estate securities, preferred securities and natural resource equities. In December 2025 we launched two additional strategies, listed infrastructure and short duration preferred securities. ETF shares are not individually redeemable and are issued and redeemed at their NAV per share only through certain authorized broker-dealers.
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

Subadvisory accounts generally represent commingled investment vehicles for which we have been appointed as a subadvisor by the investment manager of that investment vehicle. As subadvisor, we manage all or a portion of the vehicle's investments and oversee certain daily activities, while the investment manager oversees our performance as subadvisor. The vehicle sponsor is responsible for decisions regarding the amount, timing and whether to pay distributions from the investment vehicle to its beneficial owners. Subadvisory accounts also include assets of third-party investment vehicles for which we provide model portfolios. We regularly provide the investment manager of that investment vehicle with a model portfolio of securities in accordance with the investment objectives and guidelines as set forth in each client’s investment advisory agreement.
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
Contractual Revenues
Our revenue from the wealth channel is derived from investment advisory, administration, distribution and service fees from open-end and closed-end funds as well as other commingled vehicles including ETFs. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Investment advisory fee rates vary based on the vehicle, investment strategy, fees charged by other comparable products and prevailing market conditions. Investment administration fees from open-end funds and certain closed-end funds are designed to reimburse us for the cost of providing these services. The investment advisory and administration agreements are generally terminable upon specified notice periods and may also require a majority vote of the fund’s board of directors for certain contracts.
Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions to or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
Investment Strategies
We are committed to investment excellence and delivering superior long-term returns to our clients. Fundamental analysis, incorporating both top-down and bottom-up approaches, forms the foundation of our investment process. This enables us to access the relative value and total return potential, identify risks and seize opportunities that may impact a company’s performance. We are committed to responsible investing as part of our fiduciary obligation to help our clients achieve their long-term investment objectives. We provide additional information which can be found under “Responsible Investing” on www.cohenandsteers.com.
Our specialist investment teams are subject to multiple levels of oversight and support from the Chief Executive Officer, Chief Investment Officer, Chief Operating Officer-Investments, Investment Risk Committee, Investment Operating Committee and Legal and Compliance Department. Certain of our strategies involve multiple asset classes and are overseen by our Asset Allocation Strategy Group and Chief Investment Officer.
Our core investment strategies include:
Listed Real Estate includes a wide range of strategies distinguished by geography, concentration, risk profile and income objective, designed to provide allocation exposure to listed real estate in the U.S. and internationally. Each strategy invests in a portfolio of common stocks and other securities issued by real estate companies, including real estate investment trusts (REITs) and similar REIT-like entities. These strategies draw on the expertise of our integrated global real estate securities investment team. Investment objectives include total return, capital appreciation and income.
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
Global Natural Resource Equities invests in companies involved in the production, extraction, or processing of commodities and natural resources. Specifically, the strategy invests in energy producers, mining companies and agriculture-based businesses. The investment objective is total return.
Real Assets Multi-Strategy invests in a diversified multi-strategy portfolio of listed companies and securities that generally own or are backed by tangible real assets, including real estate securities, global listed infrastructure, commodity futures and natural resource equities, with the objective of achieving attractive total returns over the long term, while providing diversification and maximizing the potential for real returns during inflationary environments.
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
In the U.S., CSCM, a New York subsidiary, is a registered investment adviser (RIA) with the Securities and Exchange Commission (SEC). In addition, CSCM is registered as a commodity pool operator with the Commodity Futures Trading Commission and is a member of the National Futures Association, both of which regulate futures contracts, swaps and various other financial instruments in which the Company and certain of its clients may invest. CSUK, our United Kingdom (U.K.) subsidiary and CSAL, our Hong Kong (HK) subsidiary, are both registered as RIAs with the SEC. As such, in the U.S., CSCM, CSUK, and CSAL are subject to certain regulatory requirements, including governance, compliance, disclosure, reporting and fiduciary obligations.
Additionally, in the U.S., CSS, a New York subsidiary, is a registered broker-dealer regulated by the SEC, the Financial Industry Regulatory Authority (FINRA) and other federal and state agencies. CSS is subject to regulations governing, among other things, sales practices, capital structure and recordkeeping.
Our international affiliates are also overseen by regulatory authorities in their respective jurisdictions such as the Financial Conduct Authority (U.K.), the HK Securities and Futures Commission, the HK Securities and Futures Ordinance, Financial Services Agency of Japan and the Central Bank of Ireland. Additionally, our U.S. and international subsidiaries operate under explicit approvals and exemptions to provide certain services to certain clients, including in Luxembourg, Korea, Australia, and Canada, among other jurisdictions.
These authorities, as well as state and federal authorities in the jurisdictions where we conduct business, generally have broad administrative powers, including the ability to limit or restrict our business activities if we fail to comply with applicable laws and regulations. The regulations cover a wide range of areas, including securities, compliance and governance, privacy and cybersecurity, disclosure, anti-bribery and anti-corruption, anti-money laundering as well as trade and other sanctions. These authorities may also subject these subsidiaries to minimum net capital levels and minimum standards for general financial condition and liquidity. Under certain circumstances, our ability to withdraw capital and/or receive dividends may be limited.
While requirements may be comparable in different jurisdictions and to those imposed by the SEC and other U.S. regulators, regulation in one jurisdiction may affect the operation of affiliates in others or require compliance at a group level, reflecting the global and integrated nature of our business.
Human Capital
Human capital strategies and initiatives are critical to our long-term success as a leading specialty manager in real assets and alternative income. We are investment-driven, entrepreneurial and focused, with a passion for delivering excellence through a team-oriented approach. The continual growth, full engagement, collaboration and mutual respect of all our employees reinforce Cohen & Steers’ position as a premier global investment manager.
As of December 31, 2025, we had 424 full‑time employees, including 88 investment professionals across six global offices. Women represented 37% of our firmwide workforce, and people of color represented 33% of our U.S. workforce. Our talent processes are driven through four integrated Human Resources (HR) verticals that advance our talent strategy.

Talent Management & Organizational Strategy enables our people to maximize their potential and supports career development and continuous improvement. This comprehensive function drives talent acquisition, performance management, employee relations, succession planning, and diversity and inclusion.
Talent Analytics & Insights plays a pivotal role in shaping our global talent strategy. By collecting, analyzing and interpreting workforce data, we provide senior leaders with actionable insights. By focusing on key talent metrics, identifying trends and delivering data‑driven guidance, we strengthen strategic decision‑making and enhance talent outcomes.
Total Rewards & HR Operations drives our competitive compensation and benefits approach and administers global HR policy, continually adapting to changing talent needs while adhering to firm values.
HR Engagement supports the Cohen & Steers culture by creating forums to foster community and inclusivity. This function includes our mentorship programs, employee resource groups, and new hire onboarding.
We were recognized for the sixth consecutive year as a “Best Place to Work in Money Management” by Pensions & Investments (P&I), a global news source on money management. The award was part of P&I’s annual recognition program, which seeks to identify the top employers in the money management industry. This recognition is a testament to the strength of our culture, which enables employees to thrive and continue to deliver superior investment results.
Available Information
We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC, which are available on the SEC website at www.sec.gov. We make available free of charge on or through our website at www.cohenandsteers.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
Item 1A. Risk Factors
Risks Related to our Business
A decline in the absolute or relative performance or value of real estate securities, or the attractiveness of real estate portfolios or investment strategies, would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2025, approximately 63.8% of the assets we managed was concentrated in real estate securities strategies, including approximately 25.9% in the aggregate in Cohen & Steers Real Estate Securities Fund, Inc., Cohen & Steers Realty Shares, Inc. and Cohen & Steers Institutional Realty Shares, Inc. Real estate securities and real property investments owned by the issuers of real estate securities are subject to varying degrees of risk that could affect investment performance. Returns on investments in real estate securities depend on the amount of income and capital appreciation or loss realized by the underlying real property. We are paid a management fee or incentive fee based on the net asset value or returns, respectively, of certain of our investment vehicles and declines in the value of real estate securities and real property investments may reduce the fees we earn and our assets under management. Income and real estate values may be adversely affected by, among other things, unfavorable changes to tax laws and other laws and regulations applicable to real estate securities, global or regional events and disruptions that directly impact the real estate sector, the cost of compliance with applicable laws and regulations, sensitivity to certain economic factors such as uncertainty around the timing and extent of interest rate changes and market volatility or economic recession, the availability and terms of financing, the creditworthiness of tenants, the volume and market terms of commercial real estate purchase and sale transactions, general and local economic conditions, the limited ability of issuers of real estate securities to vary their portfolios promptly in response to changes in market conditions and other factors that are beyond our control. In addition, distress in the commercial real estate sector, including office properties, as well as shifting business trends and/or workforce reductions in certain geographies and industries, has negatively impacted and may continue to negatively impact certain markets in which we invest, including for example, as a result of low occupancy rates, tenant defaults, reduced rental rates, the maturation of a significant amount of commercial real property loans amid an elevated interest rate environment, tightening credit conditions imposed by traditional sources of real estate financing and refinancing and commercial mortgage loan defaults. Real estate values may also be adversely affected by new businesses and approaches in the real estate market and sectors in which we invest that cause disruptions in the industry with technological and other innovations, such as impacts to the value of hospitality properties due to competition from the non-traditional hospitality sector (such as short-term rental services) and office properties due to competition from shared office spaces (including co-working environments) or remote work arrangements. Further, our investments in real estate securities and real property may be exposed to new or increased risks and liabilities that could have a negative impact on our investment strategies and reduce our assets under management, revenue and earnings, including risks associated with global climate change, such as increased frequency and/or intensity of adverse weather and natural disasters. If underlying properties do not generate sufficient income to pay for ongoing operating expenses, the income and the ability of an issuer of real estate securities to pay interest and principal on debt securities or any dividends on common or preferred stocks will be adversely affected. A decline in the performance or value of real estate securities would have an adverse effect on the assets we manage and reduce the fees we earn and our revenue.
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
Our ability to increase our ownership, or maintain existing levels of ownership, in securities issued by REITs may also be constrained by REIT ownership limits on a REIT’s capital stock, common stock and/or preferred stock. REIT charters generally grant a REIT the right to unilaterally reduce any ownership amount that it deems to be in violation of its ownership limits. Such charters do not typically provide for the elimination of such right even in the event a REIT has previously provided waivers from such limits or acknowledgements that ownership levels do not violate such limits. To the extent these ownership restrictions prevent us from acquiring new or additional real estate securities, or force us to reduce existing ownership amounts in general or at prices that are not attractive, our revenue and our ability to invest available assets and increase the assets we manage could be negatively affected.
A decline in the absolute or relative performance or value of preferred securities or similar securities in which we invest, or the attractiveness of portfolios or investment strategies utilizing such securities, would have an adverse effect on the assets we manage and our revenue.
As of December 31, 2025, approximately 20.0% of our total assets under management was concentrated in preferred securities strategies, including approximately 8.0% in the Cohen & Steers Preferred Securities and Income Fund. Preferred securities investments are subject to varying degrees of market, contractual, financial, regulatory, litigation and other risks that could affect investment performance, returns and attractiveness, including risks related to actual or anticipated inflationary trends, interest rates, comparative returns on senior credit or “risk-free” debt instruments, counterparty credit, income and distributions, regulatory intervention and treatment, and applicable tax treatment.
Issuers of securities that represent the focus of these investment strategies may be concentrated in industries and geographies that experience sector-based volatility. Volatility or disruption in any such industries or geographies may cause a decline in the value of our preferred securities portfolios and negatively impact our investment returns, such as the U.S. banking sector, utility sector and the broader financial industry. In addition, issuers of securities that are the focus of these investment strategies may experience a direct credit, liquidity or other financial event that negatively impacts the value of our investment positions in such issuer, such as the high-profile collapse and regulatory intervention at a Swiss financial services organization during 2023 that resulted in the write-down of the value of such issuer’s contingent capital securities instruments held by us and other investors.
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
We are party to a credit agreement (the “Credit Agreement”) providing for a $100 million senior unsecured revolving credit facility maturing on August 15, 2029. Outstanding indebtedness may, among other things, (i) decrease our ability to obtain additional financing for other purposes, (ii) limit our flexibility to make acquisitions, (iii) increase our cash requirements to support the payment of interest and reduce the amount of cash otherwise available for other purposes, (iv) limit our flexibility in planning for, or reacting to, changes in our business and our industry, (v) increase our exposure to the risk of increased interest rates where our borrowings are at variable rates of interest, (vi) make it more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness and (vii) increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to repay principal and interest on indebtedness could depend upon our future performance, which is subject to general economic conditions and financial, business and other factors and risks that may be beyond our control.
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
Our business is dependent on the effectiveness of our information and cybersecurity policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential information about our clients’ portfolios as well as proprietary information relating to our business operations and our employees. We maintain a system of internal controls for us and certain of our investment vehicles designed to provide reasonable assurance that malicious or fraudulent activity, including misappropriation of our assets, fraudulent financial reporting and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats and the techniques used by cyber criminals are constantly evolving, can originate from a wide variety of sources and are becoming increasingly sophisticated, including the use of artificial intelligence (AI) by threat actors to develop cyberattacks and the use of “ransomware”, social engineering and phishing attacks, and may not be recognized until launched. Highly publicized security breaches continue to expose failures of companies to keep pace with the threats posed by cyber-attackers and have led to increased government, regulatory and media scrutiny.
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
The investment management industry is highly competitive, and investors are increasingly fee sensitive. We compete against a large number of investment products offered by other investment management companies, investment dealers, banks and insurance companies, and many institutions we compete with have greater infrastructure and financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, investments in available property assets, distribution capability, scope and quality of services, reputation and the ability to develop and successfully launch new investment strategies and products to meet the changing needs of investors and generate strong returns. In the case of new strategy and product launches (including exchange-traded funds), our lack of available long-term records of prior investment performance, or investment “track records,” may put us at a competitive disadvantage until such records are established. In addition, the investment management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed equity and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; and increased regulatory activity and scrutiny of many aspects of the investment management industry. Further, advances in technology, including through AI capabilities, automation and digital wealth and distribution tools, as well as growing client interest for enhanced digital interaction with their investment portfolios, may require us to adapt our strategy, business and operations to address these trends and pressures. Our competitive position may weaken if we are unable to meet these client priorities.
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
Our growth strategy includes the expansion of our business and diversification beyond our existing core products and services. As part of the implementation of our strategy, we have emphasized the development of broader real assets strategies, such as our private real estate investment strategy. We also continue to prioritize the expansion of our geographical presence and capabilities as well as product and service offerings outside the U.S. Significant fixed costs and other expenses have been incurred to support the development and launch of new strategies, investment vehicles and products (including exchange-traded funds and rights offerings), to expand the availability and marketability of our existing strategies and products, to grow our potential client base and to enhance our infrastructure, including additional office space, technology, operations and personnel.
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
The success of our business strategy and future growth is contingent upon our ability to continue to support and invest in the development of new strategies and products, to generate sufficient assets under management and fee revenue at the levels and within the timeframe anticipated in order to support the compensation and other costs and expenses underlying such new strategies and products, to expand the availability of our existing strategies and products and to successfully manage multiple offices and navigate legal and regulatory systems both domestically and internationally. The effectiveness of our operations outside the U.S. may also depend in part on our ability to identify, establish, launch, adequately staff and properly license new or alternate international office locations, either opportunistically or in response to regional conditions. The upfront and ongoing costs of adequately supporting our growth and initiatives will have an effect on our operating margin and other financial results.
Changes in market and economic conditions could reduce our assets under management and adversely impact our revenue and profitability.
Changes in market and global economic conditions, including elevated interest rates, volatile equity markets, rapid and unpredictable changes in technology, slowing growth and rising inflation as well as client and governmental policy responses thereto, and geopolitical risks such as regional armed conflicts, trade policy unpredictability, shifting foreign policy positions and alliances and government shutdowns, could adversely affect the value of our assets under management, which would reduce the fees we earn and our revenue.
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
Our assets under management are concentrated in the U.S., Asia Pacific and European equity markets. Equity securities may decline in value as a result of many global, regional or issuer-specific economic or market factors, including changes in interest rates, inflation, an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry, geography or sector, changes in currency exchange rates and changes in regulations. In addition, national and international geopolitical risks and events, including the armed conflict between Russia and Ukraine and ongoing conflicts in the Middle East, tensions between the U.S. and China, deglobalization trends and changes in national industrial and trade policies and national elections in countries such as the U.S., Taiwan and India, and recent political and military developments in Venezuela, have caused and may continue to cause volatility in the global financial markets and economy. Such volatility has led and may continue to lead to the disruption of global supply chains, tariffs, labor shortages, sudden fluctuations in commodity prices and energy costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create severe long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs. Any declines in the equity markets, or in market segments in which our investment products and strategies are concentrated, could reduce the value of our seed investments and/or our assets under management, revenue and earnings.
Changes related to the development, adoption or implementation of AI technologies may be difficult to anticipate, may occur rapidly and may materially alter competitive dynamics, operating models and cost structures, which may materially reduce market share and levels of demand for products, services or offerings for companies in the sectors in which we invest. Any such company or sector-level disruptions, dislocations, or volatility due to the introduction of AI tools and technologies may negatively affect our investment performance.
In January 2026, the United States undertook military and law-enforcement actions in Venezuela in connection with criminal proceedings against senior Venezuelan officials, including Venezuelan President Nicolás Maduro, and publicly indicated its intent to support a political transition. The resulting geopolitical uncertainty, including the risk of further conflict, civil unrest, sanctions changes and disruption to regional energy and capital markets, may increase volatility in global financial markets and adversely affect economic conditions relevant to our investments.
During 2024 and 2025, the Federal Reserve Board reduced the federal funds rate, which had been raised significantly during 2022 and 2023 to combat rising inflation in the U.S., and while further interest rate reductions remain possible, continued inflationary pressures and elevated interest rates may negatively affect our investment opportunities, the value of our investments and the relative attractiveness of and demand for our strategies, including our preferred securities and fixed income investments and strategies.
Our industry is subject to rapid changes in technology that may alter historical methods of doing business, and technologies we incorporate into our processes may present complex and novel business, compliance and reputational risks.
The financial industry continues to be impacted by innovation, technological changes and changing customer preferences, including the deployment of new technologies based on AI and machine-learning that are becoming increasingly competitive with and may disrupt more traditional business models. If we do not effectively deploy AI technologies or anticipate and adapt to these changes, or if our competitors implement AI technology more quickly or efficiently, our competitive position may suffer, and these impacts would adversely affect our business and financial condition. Our business could also be affected by technological changes in the industries or markets in which we invest that negatively impact the values of assets in which we invest and adversely affect our business and financial condition.
We use AI in our business, operations and investment processes for a variety of reasons, including with the objectives of increasing efficiency, enhancing alpha generation and supporting innovation as we meet clients’ evolving needs and to enable us to compete more effectively, and these technologies have become more important in our operations over time. Our use of these technologies may result in new or expanded risks and liabilities, including due to increasing governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, intellectual property, confidentiality or security risks, such as the unauthorized disclosure of confidential or sensitive data or the development of sophisticated cyberattacks, including deepfakes and social engineering, and reputational harm, as well as other factors that could adversely affect our business and financial condition. In addition, our personnel, third-party intermediaries, service providers and key vendors could improperly utilize AI technologies while carrying out their responsibilities, which could result in a disruption in the use of their systems or services. The use of AI may lead to unintended consequences, including generating content that is factually inaccurate, misleading or otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or flaws.
Additionally, our business could be affected by regulatory and legal requirements through new rules and restrictions around technological advancements that could increase the cost of compliance when employing these technological changes. Broad regulatory obligations applicable to AI and machine-learning are uncertain and developing, which heightens the potential risk that such technologies may pose to us. In order to reduce these new and expanded risks and liabilities, we could choose to limit some of our activities related to such technologies, which could harm our funds’ financial performance or increase fund expenses.

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
A significant portion of our revenue for 2025 was derived from a single institutional client.
As of December 31, 2025, our largest institutional client, Daiwa Asset Management, which held most of its assets in U.S. real estate strategies subadvised by us in Japan, represented approximately 4.5% of total revenue and approximately 8.7% of our total assets under management for 2025. Investor demand for the products we subadvise for this client can be affected by, among other things, actual or anticipated changes in the distributions paid by those products, the strength of the Japanese yen compared to the currencies in which the assets held in those products are denominated, market or economic events and conditions in Japan that may diminish the relative attractiveness of or contribute to investor redemptions in U.S. real estate strategies, the regulatory environment for the Japanese mutual fund market and disruptions in the marketing or distribution of our products caused by global or regional events. Reductions in distribution rates could decrease investor demand for these products, resulting in outflows of assets subadvised by us which would negatively impact our revenue and adversely affect our financial condition.
Regulations restricting the use of commission credits to pay for research may continue to increase our operating expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions and subject to best execution, we receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers. Under regulations in the European Union (EU) and U.K., we may continue to eliminate the use of commission credits to pay for research and eligible services for accounts where we have certain obligations within the scope of MiFID II (together with substantially similar national rules of the U.K. and implementing rules and regulations), where our operating expenses then include payment for research and eligible services for these accounts, or use commission credits to pay for research subject to applicable SEC regulations, which would impact our operating expenses.
Limitations on our ability to utilize leverage in the closed-end funds we sponsor could reduce our assets under management and revenue.
Certain of the closed-end funds sponsored by us utilize leverage in the form of bank financing, which in the aggregate amounted to approximately $3.6 billion as of December 31, 2025. To the extent any closed-end fund sponsored by us elects or is required by regulation or the terms of its bank financing to reduce leverage, such fund may need to liquidate its investments. Reducing leverage or liquidating investments during adverse market conditions would reduce the Company’s assets under management and revenue.
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
Our reputation is important to the success of our business. We believe the Cohen & Steers brand has been, and continues to be, well received globally both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. Our reputation may be harmed by a number of factors, including, but not limited to, poor investment performance, operational failures, errors or unintended consequences associated with our use of AI and machine learning technologies, cyber incidents, negative publicity, the dissemination by current or former clients of unfavorable opinions about our services, changes in key members of an investment team or in our senior management and the imposition of legal or regulatory sanctions or penalties in connection with our business activities. Third-party financial intermediaries, advisors or consultants may remove our investment products from recommended lists due to poor performance or for other reasons.
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
As of December 31, 2025, Robert H. Steers, our current Executive Chairman, and a member of his family held approximately 23.4% of our common stock and Martin Cohen, our current Chairman of the board of directors (our “Board Chairman”), and a member of his family held approximately 17.7% of our common stock. Such levels of ownership or control create the ability to meaningfully influence, among other things:
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
A sale of a substantial number of shares of our common stock in the public market, or the perception that such sale may occur, could adversely affect the market price of our common stock. Our current Executive Chairman and our Board Chairman, together with certain of their respective family members, held 11,958,912 shares and 9,016,077 shares, respectively, of our common stock as of December 31, 2025. Any of such persons may sell shares of our common stock, subject to any restrictions imposed by U.S. federal securities laws on sales by affiliates.
In connection with our initial public offering in 2004, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with our current Executive Chairman, Robert H. Steers and our current Board Chairman, Martin Cohen, and certain trust entities controlled by certain of their respective family members that requires us to register under the Securities Act of 1933, as amended, shares of our common stock (and other securities convertible into or exchangeable or exercisable for shares of common stock) held by them under certain circumstances. In May 2024, we filed a Registration Statement on Form S-3 covering (i) the resale of up to an aggregate of 21,065,378 shares owned or controlled by our Executive Chairman and our Board Chairman and certain other persons and (ii) the offer and sale of an indeterminate number of shares by us to the public. The sale of a substantial number of shares of our common stock may adversely affect the market price of our common stock, and any additional shares that we issue will dilute your percentage ownership in the Company.

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
We operate in a highly regulated industry and are subject to new regulations and revisions to, and evolving interpretations of, existing regulations in the U.S. and internationally. In recent years, regulators in the U.S. and abroad have increased oversight of the financial services industry, which may result in and have resulted in regulation that increases the Company’s cost of conducting its business and maintaining its global compliance standards and may limit or change and has influenced the Company’s current or prospective business.
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
In addition, regulations restricting the use of commission credits to pay for research may continue to increase, our operating expenses. See “Regulations restricting the use of commission credits to pay for research have increased, and may continue to increase, our operating expenses.”
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
Regulations restricting the use of commission credits to pay for research may increase our operating expenses.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions and subject to best execution, we receive commission credits to pay for eligible research and services from broker-dealers and other eligible service providers. Evolving market practices and regulatory changes in the various jurisdictions in which we operate may impact the amount of commission credits we generate or our ability to use commission credits to pay for eligible research and services which could increase our operating expenses and negatively impact net income.
The tax treatment of our Company and certain of our funds involves the interpretation of complex provisions of U.S. federal income tax law for which no precedent may be available and may be subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
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
Members of our Cybersecurity Management team identify and assess risks from cybersecurity threats by monitoring our threat environment and the Company’s enterprise risk profile using various manual and automated tools as well as by: (i) utilizing shared information about vulnerabilities and exploits from professional security organizations, reports or other services that identify cybersecurity threats and through the use of external intelligence feeds; (ii) analyzing reports of threats and actors; (iii) conducting periodic vulnerability scans of the Company’s IT environment; (iv) evaluating our and our industry’s risk profile; (v) evaluating threats that are reported to us; (vi) coordinating with law enforcement concerning threats; (vii) conducting internal and external audits of our information security control environment and operating effectiveness; and (viii) conducting threat assessments for internal and external threats, including through the use of third party assessments and vulnerability assessments.
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
We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies and supply chain resources. We maintain a risk-based approach to identifying and overseeing cybersecurity risks and vulnerabilities presented by our engagement of third parties, as well as the information systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Our vendor risk management program may involve different assessments designed to help identify cybersecurity risks including: (i) risk assessments; (ii) security questionnaires; (iii) audits; (iv) vulnerability scans; (v) review of the vendor’s written security program, security assessments and other reports; (vi) evidence of cybersecurity preparedness through a System and Organization Controls (SOC) 1 or SOC 2 report; and (vii) the imposition of contractual obligations on the vendor.
For a description of the risks from cybersecurity threats that may materially affect the Company, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including under the caption “We could incur financial losses, reputational harm and regulatory penalties if we fail to implement effective information security policies and procedures.”
Governance
Our cybersecurity risk assessment and management processes are implemented and maintained by members of our Cybersecurity Management team, including our:
•Chief Information Security Officer (CISO): Leads the information security group and program within the IT department, bringing over 25 years of cybersecurity and financial services experience. Holds Certified Information Systems Auditor (CISA) and Certified in Risk and Information Systems Control (CRISC) credentials and is registered with FINRA for Series 99. The CISO has held similar leadership roles at other financial institutions.
•Chief Technology Officer (CTO): Oversees the IT department, leveraging more than 29 years of experience in information technology, including senior leadership positions at other financial services organizations.
•Head of IT Infrastructure: Manages the infrastructure and service desk functions within the IT department, with over 14 years of progressive experience in information technology roles.
Members of our Cybersecurity Management team, including our CISO and our CTO, are responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into the overall risk management strategy and communicating key priorities to relevant personnel. Members of our Cybersecurity Management team are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan is a key component of our cybersecurity program. In the event a cybersecurity incident occurs, our incident response plan outlines roles and responsibilities and sets forth escalation points to ensure that appropriate individuals and groups across the Company are notified and provide relevant information depending on the type and severity of the incident. Based on the assessment of the potential impact to the Company, a determination regarding further escalation to the Company’s senior leadership, including the General Counsel and Chief Operating Officer and members of the Executive Committee will be made. The Company’s incident response team is responsible for overseeing the mitigation and remediation of cybersecurity incidents. In addition, the response plan includes prompt reporting to the board of directors (or audit committee) of certain cybersecurity incidents and related materiality and disclosure determinations.
The audit committee of the board of directors actively participates in discussions regarding cybersecurity risk exposures and steps taken by management to monitor and mitigate such risks, further to their responsibility to manage, oversee and remain informed about the most significant risks to the Company and align our risk exposure with our strategic and business objectives. At least annually, the audit committee reviews the Company’s cybersecurity program, including the robustness and efficacy of the overall cybersecurity program, steps taken to enhance defenses and security measures and our established plans to identify, detect and respond to potential threats. The audit committee also annually reviews and discusses the ERM process and risk assessment, as well as the Company’s cyber insurance coverage. Additionally, the audit committee receives reports and communications from our CTO and our Chief Operating Officer regarding material risks and specific developments related to the changing cybersecurity landscape and the Company’s operating, technology and control environment. Such reports may cover topics such as: investments made in our cyber infrastructure; technology projects and initiatives; vulnerability assessments and key findings from external cyber experts; the impact of new cybersecurity-related rules and regulations; changes in the threat environment; and evolving information security standards and market practices. As of December 31, 2025, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol “CNS.” As of February 17, 2026, there were 58 holders of record of our common stock. Holders of record include institutional and omnibus accounts that hold common stock on behalf of numerous underlying beneficial owners.
Payment of any dividends to our common stockholders is subject to the approval of our board of directors. When determining whether to pay a dividend, we consider general economic and business conditions, our strategic plans, our financial results and condition, cash flows and liquidity, contractual, legal and regulatory restrictions on the payment of dividends by us and our subsidiaries and such other factors deemed relevant. On February 26, 2026, we declared a quarterly cash dividend on our common stock in the amount of $0.67 per share. This dividend will be payable on March 19, 2026 to stockholders of record at the close of business on March 9, 2026.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2025	56	$67.04	—	—
November 1 through November 30, 2025	23,714	$65.49	—	—
December 1 through December 31, 2025	46	$62.54	—	—
Total	23,816	$65.49	—	—
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
The following discussion includes a comparison of our results for 2025 and 2024. For a comparison of our results for 2024 and 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 21, 2025, and is incorporated herein by reference.
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
Macroeconomic Environment
Global economic conditions remained volatile throughout 2025, with heightened uncertainty persisting into the fourth quarter. Fiscal policy shifts, evolving monetary strategies, and ongoing trade tensions continued to shape the macroeconomic landscape. Key developments included the passage of new U.S. tax legislation, the Federal Reserve’s initiation of an interest rate cutting cycle, historically large revisions to economic data, and the longest U.S. government shutdown on record. These factors, combined with diverging policy responses across major economies, influenced investor sentiment and drove significant asset flows across regions and sectors. Central banks remained focused on balancing inflation risks against mounting evidence of slowing growth, while elevated trade and policy uncertainty added further complexity to the operating environment.
Despite these challenges, we maintained our disciplined approach, leveraging our portfolio management expertise and robust risk management framework. Our continued emphasis on prudent cost control and operational efficiency has positioned us to navigate this complex environment and adapt to evolving market conditions.

Investment Performance as of December 31, 2025

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
(2)    © 2026 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at December 31, 2025. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.

Assets Under Management
Below is a discussion of our assets under management as of December 31, 2025. For additional details, please refer to the tables on pages 24 - 27.
Assets under management as of December 31, 2025 increased 5.5% to $90.5 billion from $85.8 billion as of December 31, 2024. The increase was due to net inflows of $1.5 billion and market appreciation of $6.1 billion, partially offset by distributions of $2.9 billion.
Open-end funds
Assets under management in open-end funds as of December 31, 2025 increased 6.0% to $43.4 billion from $41.0 billion as of December 31, 2024. The change was primarily due to:
•Net inflows of $1.7 billion including $1.2 billion into U.S. real estate, $354 million into real assets multi-strategy (included in "Other") and $333 million into global listed infrastructure, partially offset by net outflows of $582 million from preferred securities;
•Market appreciation of $2.4 billion including $862 million from U.S. real estate, $814 million from preferred securities and $295 million from global/international real estate; and
•Distributions of $1.6 billion including $765 million from U.S. real estate and $524 million from preferred securities, of which $1.1 billion was reinvested and included in net flows.
Institutional accounts
Assets under management in institutional accounts as of December 31, 2025 increased 4.5% to $35.1 billion from $33.6 billion as of December 31, 2024. The change was primarily due to:
Advisory accounts:
•Net outflows of $324 million including $316 million from real assets multi-strategy (included in "Other"); and
•Market appreciation of $1.8 billion including $702 million from global/international real estate, $522 million from global listed infrastructure and $310 million from U.S. real estate.
Subadvisory accounts:
•Net outflows of $417 million including $776 million from U.S. real estate and $308 million from global/international real estate, partially offset by net inflows of $709 million into global listed infrastructure;
•Market appreciation of $1.0 billion including $458 million from global/international real estate, $286 million from global listed infrastructure and $269 million from U.S. real estate; and
•Distributions of $667 million including $638 million from U.S. real estate.
Closed-end funds
Assets under management in closed-end funds as of December 31, 2025 increased 6.7% to $12.0 billion from $11.3 billion as of December 31, 2024. The change was primarily due to:
•Net inflows of $621 million including $513 million attributable to the Cohen & Steers Infrastructure Fund, Inc. (UTF) rights offering, including leverage;
•Market appreciation of $775 million including $383 million from global listed infrastructure and $227 million from preferred securities; and
•Distributions of $638 million including $227 million from U.S. real estate and $199 million from preferred securities.

Assets Under Management
By Investment Vehicle
(in millions)

	Years Ended December 31,
	2025	2024	2023
Open-end Funds
Assets under management, beginning of period	$40,962	$37,032	$36,903
Inflows	13,226	14,239	11,937
Outflows	(11,575)	(11,435)	(13,614)
Net inflows (outflows)	1,651	2,804	(1,677)
Market appreciation (depreciation)	2,443	2,388	3,231
Distributions	(1,559)	(1,262)	(1,265)
Transfers	(60)	—	(160)
Total increase (decrease)	2,475	3,930	129
Assets under management, end of period	$43,437	$40,962	$37,032
Average assets under management	$42,847	$39,090	$36,159

Institutional Accounts
Assets under management, beginning of period	$33,563	$35,028	$32,373
Inflows	4,353	3,696	2,985
Outflows	(5,094)	(6,684)	(3,225)
Net inflows (outflows)	(741)	(2,988)	(240)
Market appreciation (depreciation)	2,845	2,216	3,626
Distributions	(667)	(693)	(891)
Transfers	60	—	160
Total increase (decrease)	1,497	(1,465)	2,655
Assets under management, end of period	$35,060	$33,563	$35,028
Average assets under management	$34,216	$33,499	$32,878

Closed-end Funds
Assets under management, beginning of period	$11,289	$11,076	$11,149
Inflows	621	13	17
Outflows	—	—	(91)
Net inflows (outflows)	621	13	(74)
Market appreciation (depreciation)	775	816	617
Distributions	(638)	(616)	(616)
Total increase (decrease)	758	213	(73)
Assets under management, end of period	$12,047	$11,289	$11,076
Average assets under management	$11,578	$11,278	$10,854

Total
Assets under management, beginning of period	$85,814	$83,136	$80,425
Inflows	18,200	17,948	14,939
Outflows	(16,669)	(18,119)	(16,930)
Net inflows (outflows)	1,531	(171)	(1,991)
Market appreciation (depreciation)	6,063	5,420	7,474
Distributions	(2,864)	(2,571)	(2,772)
Total increase (decrease)	4,730	2,678	2,711
Assets under management, end of period	$90,544	$85,814	$83,136
Average assets under management	$88,641	$83,867	$79,891

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Years Ended December 31,
	2025	2024	2023
Advisory
Assets under management, beginning of period	$19,272	$20,264	$18,631
Inflows	2,603	2,187	1,407
Outflows	(2,927)	(4,401)	(1,860)
Net inflows (outflows)	(324)	(2,214)	(453)
Market appreciation (depreciation)	1,811	1,222	1,926
Transfers	84	—	160
Total increase (decrease)	1,571	(992)	1,633
Assets under management, end of period	$20,843	$19,272	$20,264
Average assets under management	$19,996	$18,998	$18,798

Subadvisory
Assets under management, beginning of period	$14,291	$14,764	$13,742
Inflows	1,750	1,509	1,578
Outflows	(2,167)	(2,283)	(1,365)
Net inflows (outflows)	(417)	(774)	213
Market appreciation (depreciation)	1,034	994	1,700
Distributions	(667)	(693)	(891)
Transfers	(24)	—	—
Total increase (decrease)	(74)	(473)	1,022
Assets under management, end of period	$14,217	$14,291	$14,764
Average assets under management	$14,220	$14,501	$14,080

Total Institutional Accounts
Assets under management, beginning of period	$33,563	$35,028	$32,373
Inflows	4,353	3,696	2,985
Outflows	(5,094)	(6,684)	(3,225)
Net inflows (outflows)	(741)	(2,988)	(240)
Market appreciation (depreciation)	2,845	2,216	3,626
Distributions	(667)	(693)	(891)
Transfers	60	—	160
Total increase (decrease)	1,497	(1,465)	2,655
Assets under management, end of period	$35,060	$33,563	$35,028
Average assets under management	$34,216	$33,499	$32,878

Assets Under Management
By Investment Strategy
(in millions)

	Years Ended December 31,
	2025	2024	2023
U.S. Real Estate
Assets under management, beginning of period	$42,930	$38,550	$35,108
Inflows	9,059	10,097	7,077
Outflows	(8,354)	(7,031)	(6,521)
Net inflows (outflows)	705	3,066	556
Market appreciation (depreciation)	1,539	2,765	4,495
Distributions	(1,629)	(1,454)	(1,679)
Transfers	(42)	3	70
Total increase (decrease)	573	4,380	3,442
Assets under management, end of period	$43,503	$42,930	$38,550
Average assets under management	$43,567	$40,607	$36,034

Preferred Securities
Assets under management, beginning of period	$18,330	$18,164	$19,767
Inflows	3,427	4,103	4,997
Outflows	(4,187)	(4,768)	(6,890)
Net inflows (outflows)	(760)	(665)	(1,893)
Market appreciation (depreciation)	1,223	1,552	1,029
Distributions	(722)	(717)	(739)
Transfers	10	(4)	—
Total increase (decrease)	(249)	166	(1,603)
Assets under management, end of period	$18,081	$18,330	$18,164
Average assets under management	$18,166	$18,458	$18,439

Global/International Real Estate
Assets under management, beginning of period	$13,058	$15,789	$14,782
Inflows	1,910	2,104	1,529
Outflows	(2,068)	(4,772)	(1,975)
Net inflows (outflows)	(158)	(2,668)	(446)
Market appreciation (depreciation)	1,456	43	1,616
Distributions	(115)	(107)	(93)
Transfers	32	1	(70)
Total increase (decrease)	1,215	(2,731)	1,007
Assets under management, end of period	$14,273	$13,058	$15,789
Average assets under management	$13,798	$13,651	$14,899

Assets Under Management
By Investment Strategy - continued
(in millions)

	Years Ended December 31,
	2025	2024	2023
Global Listed Infrastructure
Assets under management, beginning of period	$8,793	$8,356	$8,596
Inflows	2,733	640	487
Outflows	(1,137)	(870)	(725)
Net inflows (outflows)	1,596	(230)	(238)
Market appreciation (depreciation)	1,364	900	204
Distributions	(267)	(233)	(206)
Transfers	(30)	—	—
Total increase (decrease)	2,663	437	(240)
Assets under management, end of period	$11,456	$8,793	$8,356
Average assets under management	$10,069	$8,717	$8,291

Other
Assets under management, beginning of period	$2,703	$2,277	$2,172
Inflows	1,071	1,004	849
Outflows	(923)	(678)	(819)
Net inflows (outflows)	148	326	30
Market appreciation (depreciation)	481	160	130
Distributions	(131)	(60)	(55)
Transfers	30	—	—
Total increase (decrease)	528	426	105
Assets under management, end of period	$3,231	$2,703	$2,277
Average assets under management	$3,041	$2,434	$2,228

Total
Assets under management, beginning of period	$85,814	$83,136	$80,425
Inflows	18,200	17,948	14,939
Outflows	(16,669)	(18,119)	(16,930)
Net inflows (outflows)	1,531	(171)	(1,991)
Market appreciation (depreciation)	6,063	5,420	7,474
Distributions	(2,864)	(2,571)	(2,772)
Total increase (decrease)	4,730	2,678	2,711
Assets under management, end of period	$90,544	$85,814	$83,136
Average assets under management	$88,641	$83,867	$79,891

Summary of Operating Results

(in thousands, except percentages and per share data)	Years Ended December 31,
	2025	2024	2023
U.S. GAAP
Revenue	$556,116	$517,417	$489,637
Expenses	$378,380	$344,540	$325,160
Operating income	$177,736	$172,877	$164,477
Net income attributable to common stockholders	$153,217	$151,265	$129,049
Diluted earnings per share	$2.97	$2.97	$2.60
Operating margin	32.0%	33.4%	33.6%

As Adjusted (1)
Net income attributable to common stockholders	$159,115	$149,286	$140,511
Diluted earnings per share	$3.09	$2.93	$2.84
Operating margin	35.2%	35.4%	36.2%
_________________________
(1)Refer to pages 31-32 for reconciliations of U.S. GAAP to as adjusted results.
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Revenue

(in thousands)	Years Ended December 31,
	2025	2024	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$288,898	$258,010	$30,888	12.0%
Institutional accounts	132,708	129,072	$3,636	2.8%
Closed-end funds	103,228	99,977	$3,251	3.3%
Total	524,834	487,059	$37,775	7.8%
Distribution and service fees	29,338	28,142	$1,196	4.2%
Other	1,944	2,216	$(272)	(12.3)%
Total revenue	$556,116	$517,417	$38,699	7.5%
Investment advisory and administration revenue increased from the year ended December 31, 2024, primarily due to higher average assets under management.
Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annual effective fee rate of 67.4 bps and 66.0 bps for the years ended December 31, 2025 and 2024, respectively.
Total investment advisory revenue from institutional accounts compared with average assets under management implied an annual effective fee rate of 38.8 bps and 38.5 bps for the years ended December 31, 2025 and 2024, respectively. Excluding performance fees of $1.7 million and $1.4 million, the implied annual effective fee rate would have been 38.3 bps and 38.1 bps for the years ended December 31, 2025 and 2024, respectively.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annual effective fee rate of 89.2 bps and 88.7 bps for the years ended December 31, 2025 and 2024, respectively.
Distribution and service fees increased from the year ended December 31, 2024, primarily due to higher average assets under management in U.S. open-end funds, partially offset by a shift into lower fee paying share classes.

Expenses

(in thousands)	Years Ended December 31,
	2025	2024	$ Change	% Change
Employee compensation and benefits	$224,466	$217,980	$6,486	3.0%
Distribution and service fees	72,894	57,137	$15,757	27.6%
General and administrative	71,234	60,135	$11,099	18.5%
Depreciation and amortization	9,786	9,288	$498	5.4%
Total expenses	$378,380	$344,540	$33,840	9.8%
Employee compensation and benefits increased from the year ended December 31, 2024, primarily due to higher incentive compensation of $8.7 million and an increase in salaries of $2.2 million, partially offset by lower amortization of restricted stock units of $6.3 million.
Distribution and service fees expense increased from the year ended December 31, 2024, primarily due to $9.9 million of expenses related to the UTF rights offering and higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the year ended December 31, 2024, primarily due to expenses paid on behalf of certain Company-sponsored funds totaling $3.5 million, increased talent acquisition costs of $2.0 million, and fund organization cost related to the UTF rights offering of $1.5 million.
Operating Margin
Operating margin for the year ended December 31, 2025 decreased to 32.0% from 33.4% for the year ended December 31, 2024. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Year Ended December 31, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$4,321	$17,688	$22,009
Gain (loss) from investments—net	7,277	1,435	8,712
Foreign currency gain (loss)—net	(253)	(3,574)	(3,827)
Total non-operating income (loss)	11,345	15,549	26,894
Net (income) loss attributable to noncontrolling interests	(4,181)	—	(4,181)
Non-operating income (loss) attributable to the Company	$7,164	$15,549	$22,713

(in thousands)	Year Ended December 31, 2024
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$3,117	$16,227	$19,344
Gain (loss) from investments—net	15,573	1,009	16,582
Foreign currency gain (loss)—net	(578)	1,316	738
Total non-operating income (loss)	18,112	18,552	36,664
Net (income) loss attributable to noncontrolling interests	(11,527)	—	(11,527)
Non-operating income (loss) attributable to the Company	$6,585	$18,552	$25,137
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Years Ended December 31,
	2025		2024
U.S. federal statutory tax rate	21.0%		21.0%
State and local income taxes, net of federal benefit	3.0		2.7
Nontaxable or nondeductible items:
Nondeductible executive compensation	1.9		1.2
Excess tax benefits related to the vesting and delivery of restricted stock units	(1.6)		(0.2)
Changes in unrecognized tax benefits	(0.4)		(0.4)
Valuation allowance	(0.3)		(0.7)
Foreign tax effects	(0.2)		—	*
Effect of cross-border tax laws	0.1		—	*
Effect of changes in tax laws or rates	—	*	—	*
Other	0.1%		—	*
Effective income tax rate	23.6%		23.6%
_________________________
*    Percentage rounds to less than 0.1%

Reconciliations of U.S. GAAP to As Adjusted Financial Results
Management believes that use of the following as adjusted (non-GAAP) financial results provides greater transparency into the Company’s operating performance. In addition, these as adjusted financial results are used to prepare the Company's internal management reports that are used in evaluating its business. While management believes that these as adjusted financial results are useful in evaluating operating performance, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income attributable to common stockholders, U.S. GAAP	$153,217	$151,265	$129,049
Seed investments—net (1)	(6,391)	(6,245)	2,252
Accelerated vesting of restricted stock units	3,269	7,134	1,318
Lease transition and other costs - 280 Park Avenue (2)	—	807	9,721
Fund launch and rights offering costs	11,464	—	—
Other non-recurring expenses (3)	616	1,196	—
Foreign currency exchange (gains) losses—net (4)	3,456	(1,059)	2,371
Tax effects of adjustments above	(2,851)	(2,020)	(3,085)
Tax effects of discrete tax items (5)	(3,665)	(1,792)	(1,115)
Net income attributable to common stockholders, as adjusted	$159,115	$149,286	$140,511

Diluted weighted average shares outstanding	51,526	50,938	49,553
Diluted earnings per share, U.S. GAAP	$2.97	$2.97	$2.60
Seed investments—net (1)	(0.12)	(0.12)	0.05
Accelerated vesting of restricted stock units	0.06	0.14	0.03
Lease transition and other costs - 280 Park Avenue (2)	—	0.02	0.20
Fund launch and rights offering costs	0.22	—	—
Other non-recurring expenses (3)	0.01	0.02	—
Foreign currency exchange (gains) losses—net (4)	0.07	(0.02)	0.05
Tax effects of adjustments above	(0.05)	(0.04)	(0.06)
Tax effects of discrete tax items (5)	(0.07)	(0.04)	(0.03)
Diluted earnings per share, as adjusted	$3.09	$2.93	$2.84
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024.
(3)Represents reimbursement of filing fees paid by certain members of senior leadership for the year ended December 31, 2025, and the impact of incremental expenses associated with the separation of certain employees for the year ended December 31, 2024.
(4)Represents net foreign currency exchange (gains) losses associated with U.S. dollar-denominated assets held by certain international subsidiaries.
(5)Includes excess tax benefits related to the vesting and delivery of restricted stock units and unrecognized tax benefit adjustments.

Revenue, Expenses, Operating Income and Operating Margin

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Revenue, U.S. GAAP	$556,116	$517,417	$489,637
Fund related amounts (1)	(2,275)	853	(466)
Revenue, as adjusted	$553,841	$518,270	$489,171

Expenses, U.S. GAAP	$378,380	344,540	325,160
Fund related amounts (1)	(4,333)	(698)	(2,021)
Accelerated vesting of restricted stock units	(3,269)	(7,134)	(1,318)
Lease transition and other costs - 280 Park Avenue (2)	—	(807)	(9,721)
Fund launch and rights offering costs	(11,464)	—	—
Other non-recurring expenses (3)	(616)	(1,196)	—
Expenses, as adjusted	$358,698	$334,705	$312,100

Operating income, U.S. GAAP	$177,736	$172,877	$164,477
Fund related amounts (1)	2,058	1,551	1,555
Accelerated vesting of restricted stock units	3,269	7,134	1,318
Lease transition and other costs - 280 Park Avenue (2)	—	807	9,721
Fund launch and rights offering costs	11,464	—	—
Other non-recurring expenses (3)	616	1,196	—
Operating income, as adjusted	$195,143	$183,565	$177,071

Operating margin, U.S. GAAP	32.0%	33.4%	33.6%
Operating margin, as adjusted	35.2%	35.4%	36.2%
_________________________
(1)Represents the impact of consolidated funds and expenses incurred on behalf of certain Company-sponsored funds.
(2)Represents the impact of lease and other expenses related to the Company's prior headquarters, for which the lease expired in January 2024.
(3)Represents reimbursement of filing fees paid by certain members of senior leadership for the year ended December 31, 2025, and the impact of incremental expenses associated with the separation of certain employees for the year ended December 31, 2024.

Non-operating Income (Loss)

	Years Ended December 31,
(in thousands)	2025	2024	2023
Non-operating income (loss), U.S. GAAP	$26,894	$36,664	$15,774
Seed investments—net (1)	(12,630)	(19,323)	(6,863)
Foreign currency exchange (gains) losses—net (2)	3,456	(1,059)	2,371
Non-operating income (loss), as adjusted	$17,720	$16,282	$11,282
_________________________
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents net foreign currency exchange (gain) loss associated with U.S. dollar-denominated assets held by certain international subsidiaries.

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
The table below summarizes net liquid assets:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$145,452	$182,974
U.S. Treasury securities	109,480	109,086
Liquid seed investments—net	148,315	68,858
Other current assets	78,874	75,959
Current liabilities	(115,115)	(105,396)
Net liquid assets	$367,006	$331,481
Cash and cash equivalents
Cash and cash equivalents are on deposit with major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash.
U.S. Treasury securities
U.S. Treasury securities, recorded at fair value, are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments, recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments include securities held directly for the purpose of establishing performance track records and the Company's economic interest in certain consolidated funds which are presented net of noncontrolling interests and seed investments in funds that are not consolidated.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. We perform a review of our receivables on an ongoing basis to assess collectability and, based on our analysis as of December 31, 2025, no allowance for uncollectible accounts was required.
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

We have committed to invest up to a total of $175.0 million in certain of our investment vehicles, of which $74.3 million remained unfunded as of December 31, 2025. The timing for funding the remaining portion of our commitments is uncertain.
Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash Flow Data:
Net cash provided by (used in) operating activities	$(120,444)	$96,689	$171,961
Net cash provided by (used in) investing activities	8,356	(119,712)	(114,776)
Net cash provided by (used in) financing activities	73,837	18,167	(119,052)
Net increase (decrease) in cash and cash equivalents	(38,251)	(4,856)	(61,867)
Effect of foreign exchange rate changes on cash and cash equivalents	1,693	(1,585)	2,756
Cash and cash equivalents, beginning of the period	183,162	189,603	248,714
Cash and cash equivalents, end of the period	$146,604	$183,162	$189,603
In 2025, cash and cash equivalents, excluding the effect of foreign exchange rate changes, decreased by $38.3 million when compared with 2024. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $120.4 million, which included net purchases of investments by consolidated funds of $319.1 million. Net cash provided by investing activities was $8.4 million. Net cash provided by financing activities was $73.8 million, including net contributions from noncontrolling interests of $228.7 million, partially offset by dividends paid to stockholders of $126.9 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $28.4 million.
Contractual Obligations, Commitments and Contingencies
The following table summarizes our contractual obligations as of December 31, 2025:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$15,390	$15,604	$15,334	$15,147	$15,110	$123,665	$200,250
Purchase obligations (1)	7,461	3,247	2,070	1,296	1,327	1,937	17,338
Total	$22,851	$18,851	$17,404	$16,443	$16,437	$125,602	$217,588
_________________________
(1)Represents contracts that are either noncancellable or cancellable with a penalty. Our obligations primarily reflect information technology equipment, software licenses and standard service contracts for market data.
Investment commitments
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
On February 26, 2025, we declared a quarterly dividend on our common stock in the amount of $0.67 per share. This dividend will be payable on March 19, 2026 to stockholders of record at the close of business on March 9, 2026.

Net Capital Requirements
Several of our subsidiaries are subject to minimum net capital requirements by local laws and regulations. As of December 31, 2025, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement. See Note 12, Regulatory Requirements, in the notes to the consolidated financial statements included in Part IV, Item 15 of this filing.
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

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in several jurisdictions across our global operations. In accordance with Accounting Standards Codification ( Topic 740, Income Taxes (ASC 740), a tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
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
Recently Issued Accounting Pronouncements
See discussion of Recently Issued Accounting Pronouncements in Note 2 of the consolidated financial statements included in Part IV, Item 15 of this filing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of our business, we are exposed to risk as a result of changes in securities markets, interest and currency rates and other general economic conditions including inflation, which may have an adverse impact on the value of our assets under management and our seed investments. The majority of our revenue is derived from investment advisory and administration fees, which are based on average assets under management. Accordingly, where there are changes in the value of the assets we manage as a result of market fluctuations, our revenue may change.
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
Seed investments
Our seed investments included both liquid and illiquid holdings. Liquid seed investments are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Illiquid seed investments typically have contractual restrictions on redemption.
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of December 31, 2025 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$148,315	$(92,451)	$55,864	$61,450	$50,278
Illiquid seed investments—net	$107,145	$—	$107,145	$117,860	$96,431

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
Item 9A. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Ownership of Cohen & Steers, Inc. Common Stock” and “Equity Compensation Plan Information” of the Proxy Statement is incorporated by reference herein.
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

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)
3.2	—	Amended and Restated By-laws of the Company (9)
4.1	—	Specimen Common Stock Certificate (4)
4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)
4.3	—	Description of the Registrant’s Securities (7)
10.1	—	Form of Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (1)
10.2	—	Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (5)
10.3	—	Amended and Restated Cohen & Steers, Inc. Employee Stock Purchase Plan* (2)
10.4	—	Form of Global Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan* (10)
10.5	—	Amendment to Employment Agreement between Cohen & Steers Capital Management, Inc. and Robert H. Steers* (3)
10.6	—	Form of Mandatory Deferral Program Restricted Stock Unit Agreement for the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan * (6)
10.7	—	Letter Agreement between the Company and Robert H. Steers* (8)
10.8	—	Form of Restricted Stock Unit Agreement for Non-Employee Directors the issuance of awards pursuant to the Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan * (12)
10.9	—	Agreement by and between Martin Cohen and Cohen & Steers Capital Management, Inc.* (12)
10.10	—	Amendment to Employment Agreement by and between Robert H. Steers and Cohen & Steers Capital Management, Inc.* (12)
10.11	—
First Amendment to Credit Agreement, dated as of August 15, 2025, among Cohen & Steers, Inc., Bank of America, N.A., as administrative agent, sole lead arranger and sole bookrunner, State Street Bank and Trust Company, as syndication agent, and the other lending institutions from time to time party thereto (13)

10.12	—	Letter Agreement between the Company and Daniel P. Charles * (14)
19.1	—	Policies and Procedures for Transacting in Securities of Cohen & Steers, Inc. (12)
21.1	—	Subsidiaries of the Company (filed herewith)
23.1	—	Consent of Deloitte & Touche LLP (filed herewith)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	—	Cohen & Steers, Inc. Incentive Compensation Recoupment Policy (11)
101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
(11)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
(12)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(13)Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2025.
(14)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
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
                            February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Cohen
Martin Cohen	Chairman and Director	February 27, 2026

/s/ Robert H. Steers
Robert H. Steers	Executive Chairman and Director	February 27, 2026

/s/ Joseph M. Harvey
Joseph M. Harvey	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026

/s/ Michael Donohue
Michael Donohue	Interim Chief Financial Officer (Principal Financial Officer)	February 27, 2026

/s/ Elena Dulik
Elena Dulik	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026

/s/ Reena Aggarwal
Reena Aggarwal	Director	February 27, 2026

/s/ Frank T. Connor
Frank T. Connor	Director	February 27, 2026

/s/ Lisa Dolly
Lisa Dolly	Director	February 27, 2026

/s/ Dasha Smith
Dasha Smith	Director	February 27, 2026

/s/ Karen Wilson Thissen
Karen Wilson Thissen	Director	February 27, 2026

/s/ Edmond D. Villani
Edmond D. Villani	Director	February 27, 2026

TABLE OF CONTENTS
FINANCIAL STATEMENTS

COHEN & STEERS, INC.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cohen & Steers, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s ICFR (1) includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
Management conducted an assessment of the effectiveness of the Company's ICFR as of December 31, 2025, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this assessment, management has concluded that the Company's ICFR was effective and management did not identify any material weakness in ICFR.
The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on the effectiveness of the Company’s ICFR. Their report begins on the following page.
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cohen & Steers, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Cohen & Steers, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
February 27, 2026
We have served as the Company’s auditor since 2003.

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$145,452	$182,974
Investments ($116,303 and $109,210) (1)	436,485	335,377
Accounts receivable	79,775	74,389
Due from brokers ($90 and $60) (1)	1,865	1,474
Property and equipment—net	65,068	68,604
Operating lease right-of-use assets—net	97,342	99,200
Goodwill and intangible assets—net	20,040	18,756
Other assets ($986 and $199) (1)	30,667	31,592
Total assets	$876,694	$812,366

Liabilities:
Accrued compensation and benefits	$80,614	$71,049
Distribution and service fees payable	8,623	8,485
Operating lease liabilities	138,326	141,115
Income tax payable	1,650	4,601
Due to brokers ($318 and $170) (1)	319	2,111
Other liabilities and accrued expenses ($673 and $333) (1)	13,314	10,102
Total liabilities	242,846	237,463
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interests	22,805	53,460
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 58,275,965 shares issued and 51,032,114 shares outstanding at December 31, 2025 and 57,492,567 shares issued and 50,574,641 shares outstanding at December 31, 2024	583	575
Additional paid-in capital	992,948	943,281
Accumulated deficit	(105,806)	(129,339)
Accumulated other comprehensive loss	(4,657)	(10,025)
Treasury stock, at cost, 7,243,851 and 6,917,926 shares at December 31, 2025 and 2024, respectively	(321,115)	(292,781)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	561,953	511,711
Nonredeemable noncontrolling interests	49,090	9,732
Total stockholders’ equity	611,043	521,443
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$876,694	$812,366
_________________________
(1)    Amounts in parentheses represent the aggregate balances as of December 31, 2025 and 2024 attributable to variable interest entities (VIEs) consolidated by the Company. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Investment advisory and administration fees	$524,834	$487,059	$459,411
Distribution and service fees	29,338	28,142	28,200
Other	1,944	2,216	2,026
Total revenue	556,116	517,417	489,637
Expenses:
Employee compensation and benefits	224,466	217,980	200,181
Distribution and service fees	72,894	57,137	54,170
General and administrative	71,234	60,135	66,704
Depreciation and amortization	9,786	9,288	4,105
Total expenses	378,380	344,540	325,160
Operating income	177,736	172,877	164,477
Non-operating income (loss):
Interest and dividend income	22,009	19,344	14,618
Gain (loss) from investments—net	8,712	16,582	4,291
Foreign currency gain (loss)—net	(3,827)	738	(3,135)
Total non-operating income (loss)	26,894	36,664	15,774
Income before provision for income taxes	204,630	209,541	180,251
Provision for income taxes	47,232	46,749	43,642
Net income	157,398	162,792	136,609
Net (income) loss attributable to noncontrolling interests	(4,181)	(11,527)	(7,560)
Net income attributable to common stockholders	$153,217	$151,265	$129,049

Earnings per share attributable to common stockholders:
Basic	$2.99	$3.00	$2.62
Diluted	$2.97	$2.97	$2.60
Weighted average shares outstanding:
Basic	51,168	50,409	49,308
Diluted	51,526	50,938	49,553

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$157,398	$162,792	$136,609
Net (income) loss attributable to noncontrolling interests	(4,181)	(11,527)	(7,560)
Net income attributable to common stockholders	153,217	151,265	129,049
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,368	(2,317)	3,076
Total comprehensive income attributable to common stockholders	$158,585	$148,948	$132,125

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
NONCONTROLLING INTERESTS
(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
January 1, 2023	48,723	$551	$769,373	$(171,417)	$(10,784)	$(250,169)	$4,054	$341,608	$85,335
Dividends ($2.28 per share)	—	—	—	(115,818)	—	—	—	(115,818)	—
Issuance of common stock	736	7	1,244	—	—	—	—	1,251	—
Repurchase of common stock	(304)	—	—	—	—	(21,536)	—	(21,536)	—
Issuance of restricted stock units—net	—	—	4,495	—	—	—	—	4,495	—
Amortization of restricted stock units—net	—	—	43,157	—	—	—	—	43,157	—
Net income (loss)	—	—	—	129,049	—	—	(884)	128,165	8,444
Other comprehensive income (loss)	—	—	—	—	3,076	—	—	3,076	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	1,786	1,786	12,684
December 31, 2023	49,155	$558	$818,269	$(158,186)	$(7,708)	$(271,705)	$4,956	$386,184	$106,463
Dividends ($2.36 per share)	—	—	—	(122,418)	—	—	—	(122,418)	—
Issuance of common stock	697	7	1,257	—	—	30	—	1,294	—
Issuance of common stock from offering, net of issuance costs	1,007	10	68,454	—	—	—	—	68,464
Repurchase of common stock	(284)	—	—	—	—	(21,106)	—	(21,106)	—
Issuance of restricted stock units—net	—	—	5,996	—	—	—	—	5,996	—
Amortization of restricted stock units—net	—	—	49,305	—	—	—	—	49,305	—
Net income (loss)	—	—	—	151,265	—	—	107	151,372	11,420
Other comprehensive income (loss)	—	—	—	—	(2,317)	—	—	(2,317)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	4,669	4,669	84,236
Deconsolidation of consolidated funds		—	—	—	—	—	—	—	(148,659)
December 31, 2024	50,575	$575	$943,281	$(129,339)	$(10,025)	$(292,781)	$9,732	$521,443	$53,460
Dividends ($2.48 per share)	—	—	—	(129,684)	—	—	—	(129,684)	—
Issuance of common stock	783	8	1,041	—	—	82	—	1,131	—
Repurchase of common stock	(326)	—	—	—	—	(28,416)	—	(28,416)	—
Issuance of restricted stock units—net	—	—	4,361	—	—	—	—	4,361	—
Amortization of restricted stock units—net	—	—	44,265	—	—	—	—	44,265	—
Net income (loss)	—	—	—	153,217	—	—	(4,793)	148,424	8,974
Other comprehensive income (loss)	—	—	—	—	5,368	—	—	5,368	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	44,151	44,151	190,898
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	—	(230,527)
December 31, 2025	51,032	$583	$992,948	$(105,806)	$(4,657)	$(321,115)	$49,090	$611,043	$22,805
See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$157,398	$162,792	$136,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	45,962	52,301	44,468
Depreciation and amortization	11,714	11,169	5,142
Non-cash lease expense	5,254	5,732	14,496
(Gain) loss from investments—net	(8,712)	(16,582)	(4,291)
Deferred income taxes	561	(297)	537
Foreign currency (gain) loss	1,119	1,238	(787)
Amortization (accretion) of premium (discount) on U.S. Treasury securities—net	1,080	(1,083)	(1,954)
Changes in operating assets and liabilities:
Accounts receivable	(5,300)	(6,738)	(1,426)
Due from brokers	(12,722)	(21,573)	(2,605)
Investments held by consolidated funds	(319,082)	(96,132)	(19,260)
Other assets	(446)	(4,758)	(7,268)
Accrued compensation and benefits	9,565	4,667	(11,382)
Distribution and service fees payable	138	(1,659)	1,723
Operating lease liabilities	(6,289)	(931)	19,199
Due to brokers	4,991	25,081	109
Income tax payable	(5,064)	(162)	(2,743)
Other liabilities and accrued expenses	(611)	(16,376)	1,394
Net cash provided by (used in) operating activities	(120,444)	96,689	171,961
Cash flows from investing activities:
Purchases of investments	(383,416)	(417,459)	(169,402)
Proceeds from sales and maturities of investments	397,751	309,398	111,612
Purchases of property and equipment	(5,979)	(11,651)	(56,986)
Net cash provided by (used in) investing activities	8,356	(119,712)	(114,776)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	961	1,100	1,063
Proceeds from issuance of common stock from offering, net of issuance costs	—	68,464	—
Repurchase of common stock for employee tax withholding	(28,416)	(21,106)	(21,536)
Dividends to stockholders	(126,924)	(119,181)	(112,446)
Net contributions (distributions) from noncontrolling interests	228,658	88,905	14,470
Other	(442)	(15)	(603)
Net cash provided by (used in) financing activities	73,837	18,167	(119,052)
Net increase (decrease) in cash and cash equivalents	(38,251)	(4,856)	(61,867)
Effect of foreign exchange rate changes on cash and cash equivalents	1,693	(1,585)	2,756
Cash and cash equivalents, beginning of the year	183,162	189,603	248,714
Cash and cash equivalents, end of the year	$146,604	$183,162	$189,603

See notes to consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash and cash equivalents reported within the consolidated statements of cash flows above:

	As of December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$145,452	$182,974	$187,442
Cash included in investments (1)	1,152	188	2,161
Total cash and cash equivalents within consolidated statements of cash flows	$146,604	$183,162	$189,603
________________________
(1)    Cash included in investments represents operating cash held in consolidated funds.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $2.8 million, $3.2 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the years ended December 31, 2025 and 2024, the Company deconsolidated certain funds resulting in a non-cash reduction of $230.5 million and $148.7 million, respectively, from both investments and redeemable noncontrolling interests.
During the fourth quarter of 2025, the Company's consolidated exchange-traded funds received non-cash in-kind subscriptions of $6.4 million.
Non-cash investing activities for the year ended December 31, 2023 included $4.7 million related to purchases of property and equipment in connection with the Company's headquarters that were unpaid as of December 31, 2023.

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
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09 (ASU), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This new guidance became effective on January 1, 2025. The Company adopted this new standard on a retrospective basis, and its adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of Topic 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. This new guidance became effective on January 1, 2025. The Company's adoption of this new standard did not have an impact on the Company's consolidated financial statements and related disclosures.
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

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software. The ASU provides targeted amendments to modernize the accounting framework for internal-use software development, including the removal of the traditional "development stage" model and the introduction of a more principles-based approach to capitalization. Under the new guidance, companies may begin capitalizing internal-use software costs when: management with the relevant authority authorizes and commits to funding the software project and it is probable that the project will be completed, and the software will be used to perform its intended function. This new guidance will be effective on January 1, 2028. The Company does not expect that the adoption of this new standard will have a material impact on the Company's consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability of interim reporting guidance, specify the form and content of interim financial statements and provide a consolidated list of required interim disclosures across other Accounting Standards Codification topics. The amendments also establish a principle requiring disclosure of events occurring since the end of the last annual reporting period that had a material impact on the entity. This guidance will be effective on January 1, 2028. The Company is currently evaluating the impact that adoption of this standard will have on the Company's consolidated financial statements and related disclosures.
Consolidation of Investment Vehicles
The Company's financial interests in investment vehicles, including the management fees that are received, are evaluated at inception and thereafter, if there is a reconsideration event, in order to determine whether to apply the Variable Interest Entity (VIE) model or the Voting Interest Entity (VOE) model.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term, highly liquid investments, which are readily convertible into cash.
Due from/to Brokers
The Company, including the consolidated funds, may transact with brokers for certain investment activities. The clearing and custody operations for these investment activities are performed pursuant to contractual agreements. The due from/to brokers balances represent cash and/or collateral balances at brokers/custodians and/or receivables and payables for unsettled securities transactions with brokers/custodians.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments
Management of the Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination no less than quarterly. The Company's investments are categorized as follows:
•Equity investments at fair value generally represent common stocks, exchange traded funds (ETFs), limited partnership interests, and seed investments in Company-sponsored vehicles including its non-traded REIT.
•Trading investments generally represent U.S. Treasury securities, over-the-counter preferred securities and investment-grade corporate debt securities.
The Company has elected the fair value option for a seed investment that otherwise would have been accounted for using the equity method of accounting to align the measurement and the related gains and losses with other seed investments. Distributions from this seed investment are recorded in interest and dividend income—net in the Company's consolidated statements of operations when earned.
Gains and losses on the Company's investments, including those for which the fair value option has been elected, are recorded in gain (loss) from investments—net in the Company's consolidated statements of operations.
Fair Value Measurements
The Company uses a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:
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
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments, little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors. Investments for which market prices are not observable include private investments in real estate properties. Valuation methods for investments in real estate entities include, but are not limited to, the following: (1) forecasts of future net cash flows during the holding period, including anticipated net proceeds from the sale, disposition or resolution of the investment, discounted at prevailing market rates; (2) prevailing market capitalization rates or earnings multiples applied to stabilized income or adjusted earnings from the investment and other observable market data; (3) recent sales of comparable investments; and (4) sale negotiations and bona fide purchase offers received from independent third parties. The significant inputs into expected future cash flows depend upon the category and nature of the investments and the underlying assets. Such investments are

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valued no less than quarterly, taking into consideration any changes in key inputs and changes in economic and other relevant conditions, and valuation models are updated accordingly. The Company has established a valuation committee to administer, implement and oversee the valuation policies and procedures (the Valuation Committee). Additionally, the Company has retained an independent valuation services firm to assist in the determination of the fair value of certain private real estate investments.
Leases
The Company determines if an arrangement is a lease at inception. The Company has operating leases for corporate offices and certain information technology equipment which are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company’s consolidated statements of financial condition.
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
Noncontrolling Interests
Noncontrolling interests consist of nonredeemable and redeemable third-party interests in the Company's consolidated funds. Noncontrolling interests that are not redeemable at the option of the investors are classified as nonredeemable noncontrolling interests and are included in stockholders’ equity. Noncontrolling interests that are redeemable at the option of the investors are classified as redeemable noncontrolling interests and are not treated as permanent equity. Noncontrolling interests are recorded at fair value which approximates the net asset value at each reporting date.
Investment Advisory and Administration Fees
The Company earns revenue by providing asset management services to institutional accounts, open-end funds (including ETFs) and closed-end funds as well as model-based portfolios. Investment advisory fees are earned pursuant to the terms of investment management agreements and are generally based on a contractual fee rate applied to the average assets under management. The Company also earns administration fees from certain open-end and closed-end funds pursuant to the terms of underlying administration contracts. Administration fees are based on the average daily assets under management of such funds. Investment advisory and administration fee revenue is recognized when earned and is recorded net of any fund reimbursements. The investment advisory and administration contracts each include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based measure of progress. Additionally, investment advisory and administration fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In certain instances, the Company may earn performance fees when specified performance hurdles are met during the performance period. Performance fees are forms of variable consideration and are not recognized until it becomes probable that there will not be a significant reversal of the cumulative revenue recognized.
Distribution and Service Fee Revenue
Distribution and service fee revenue is based on the average daily net assets of certain share classes of U.S. open-end funds. Distribution and service fee revenue is earned daily and is recorded gross of any third-party distribution and service fee expense for applicable share classes.
Distribution fee agreements include a single performance obligation that is satisfied at a point in time when an investor purchases shares of an open-end fund. For all periods presented, a portion of the distribution fee revenue recognized in the period may relate to performance obligations satisfied (or partially satisfied) in prior periods. Service fee agreements include a single performance obligation as the services provided are not separately identifiable and are accounted for as a series satisfied over time using a time-based measure of progress. Additionally, distribution and service fees represent variable consideration, as fees are based on average assets under management which fluctuate daily.
Distribution and Service Fee Expense
Distribution and service fee expense includes distribution fees, shareholder servicing fees and intermediary assistance payments.
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
Intermediary assistance payments represent payments to qualified intermediaries for activities related to distribution, shareholder servicing as well as marketing and support of certain vehicles and are incremental to those described above. Intermediary assistance payments are generally based on average daily net assets under management.
Stock-based Compensation
The Company recognizes compensation expense for the grant-date fair value of restricted stock unit awards to certain employees. This expense is recognized over the period during which employees are required to provide service. Forfeitures are recorded as incurred. Any change to the key terms of an employee’s award subsequent to the grant date is evaluated and, if necessary, accounted for as a modification. If the modification results in the remeasurement of the fair value of the award, the remeasured compensation cost is recognized over the remaining service period.
Income Taxes
The Company records the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements in accordance with the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years at tax rates that are expected to apply in those years. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years at tax rates that are expected to apply in those years.
The calculation of tax liabilities involves uncertainties in the application of complex tax laws and regulations across the Company's global operations. A tax benefit from an uncertain tax position is recognized when it is more likely than not that

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Currency Translation and Transactions
Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable consolidated statements of financial condition date. Revenue and expenses of such subsidiaries are translated at average exchange rates during the period.
The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the Company's consolidated statements of comprehensive income. The cumulative translation adjustment was $(4.7) million, $(10.0) million and $(7.7) million as of December 31, 2025, 2024 and 2023, respectively, and was reported within accumulated other comprehensive income (loss) on the consolidated statements of financial condition. Gains or losses resulting from remeasurement of assets and liabilities denominated in currencies other than the functional currency of each respective entity are included in foreign currency gain (loss)—net in the Company’s consolidated statements of operations.
Concentration of Credit Risk
The Company's cash and cash equivalents are principally on deposit with major financial institutions and are subject to credit risk should these financial institutions be unable to fulfill their obligations. The Company limits its exposure to such credit risks by investing in money market funds and U.S. Treasury securities.
3. Revenue
The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Years ended December 31,
(in thousands)	2025	2024	2023
Client domicile:
North America	$484,239	$449,411	$423,129
Japan	31,073	31,696	31,869
Europe, Middle East and Africa	23,438	20,740	21,418
Asia Pacific excluding Japan	17,366	15,570	13,221
Total	$556,116	$517,417	$489,637

	Years ended December 31,
(in thousands)	2025	2024	2023
Investment vehicle:
Open-end funds	$320,180	$288,368	$269,727
Institutional accounts	132,708	129,072	123,565
Closed-end funds	103,228	99,977	96,345
Total	$556,116	$517,417	$489,637

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments
The following table summarizes the Company’s investments:

(in thousands)	December 31, 2025	December 31, 2024
Equity investments at fair value	$271,034	$208,411
Trading	165,443	126,953
Equity method	8	13
Total investments	$436,485	$335,377

The Company holds an investment in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT), for which it has elected the fair value option. As of and for the year ended December 31, 2025, the Company’s investment in CNSREIT meets the significance thresholds established by the SEC. The following tables present summarized financial information for CNSREIT:

(in thousands)	September 30, 2025 (1)	September 30, 2024 (1)
Investments	$336,932	$112,694
Other assets	63,088	33,042
Total assets	$400,020	$145,736

Debt	$158,986	$65,545
Other liabilities	59,483	20,118
Total liabilities	218,469	85,663
Total stockholders' equity	174,020	56,452
Noncontrolling interests	7,531	3,621
Total equity	181,551	60,073
Total liabilities and equity	$400,020	$145,736

(in thousands)	Twelve Months Ended September 30, 2025 (1)	Twelve Months Ended September 30, 2024 (1)	Twelve Months Ended September 30, 2023 (1) (2)
Total revenue	$27,086	$4,788	$—
Total expense	(25,197)	(6,951)	(119)
Total other income (expense), net	(3,747)	762	—
Net income (loss)	(1,858)	(1,401)	(119)
Less: Net income (loss) attributable to noncontrolling interests	198	36	—
Net income (loss) attributable to common stockholders	$(2,056)	$(1,437)	$(119)
________________________
(1)Summarized financial information is presented as of September 30 as financial information as of December 31 is not available from the investee.
(2)CNSREIT was formed on July 18, 2022, and filed its initial Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 on May 10, 2023.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts related to the Company's VIEs for which it is not the primary beneficiary:

(in thousands)	December 31, 2025	December 31, 2024
Investments	$325	$4,760
Receivables	$791	$589
Payables	$992	$913
The Company’s maximum exposure to loss associated with these VIEs is limited to its investments and uncollected receivables.
Net unrealized gain (loss) from investments still held at the end of the period for the years ended December 31, 2025, 2024 and 2023, was $7.7 million, $17.2 million and $10.3 million, respectively.
5. Fair Value
The following tables present assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$105,706	$—	$—	$—	$105,706
Equity investments at fair value:
Equity securities	$118,553	$80,868	$—	$138	$199,559
Limited partnership interests	—	—	65,335	6,140	71,475
Total	118,553	80,868	65,335	6,278	271,034
Trading investments:
Fixed income	—	165,443	—	—	165,443
Equity method investments	—	—	—	8	8

Total investments	$118,553	$246,311	$65,335	$6,286	$436,485

Derivatives - assets:
Total return swaps	$—	$353	$—	$—	$353
Forward contracts - foreign exchange	—	433	—	—	433
Total	$—	$786	$—	$—	$786
Derivatives - liabilities:
Total return swaps	$—	$1,964	$—	$—	$1,964
Forward contracts - foreign exchange	—	55	—	—	55
Total	$—	$2,019	$—	$—	$2,019

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$147,832	$—	$—	$—	$147,832
Equity investments at fair value:
Equity securities	$102,744	$71,534	$—	$133	$174,411
Limited partnership interests	—	—	32,552	1,448	34,000
Total	102,744	71,534	32,552	1,581	208,411
Trading investments:
Fixed income	—	126,953	—	—	126,953
Equity method investments	—	—	—	13	13

Total investments	$102,744	$198,487	$32,552	$1,594	$335,377

Derivatives - assets:
Total return swaps	$—	$1,570	$—	$—	$1,570
Forward contracts - foreign exchange	—	484	—	—	484
Total	$—	$2,054	$—	$—	$2,054
Derivatives - liabilities:
Total return swaps	$—	$252	$—	$—	$252
Total	$—	$252	$—	$—	$252
Equity investments at fair value classified as Level 2 primarily represents the Company's seed investment in CNSREIT, for which the fair value option has been elected. Quoted prices in active markets are not available therefore, the valuation is based on the monthly published net asset value (NAV), which is an observable transaction price; however, shares are not actively traded as subscriptions and redemptions are permitted to occur monthly.
The following table summarizes amounts related to CNSREIT:

(in thousands, except percentages)	December 31, 2025	December 31, 2024
Fair value	$80,865	$69,998
Ownership interest	36.9%	49.4%

	Years ended December 31,
(in thousands)	2025	2024	2023
Unrealized gains (losses)	$2,758	$2,784	$—
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
Investments measured using NAV (or its equivalent) as a practical expedient primarily consist of limited partnership interests in private real estate funds. As of December 31, 2025 and 2024, the Company did not have the ability to redeem its interests in certain of these investments and others may be redeemed subject to certain restrictions. These investments have

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not been classified in the fair value hierarchy and are presented in the above tables to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of financial condition.
Total return swap contracts classified as Level 2 were valued based on the underlying futures contracts or equity indices.
Foreign currency exchange contracts classified as Level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Years Ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$32,552	$13,202
Purchases/contributions	33,494	19,998
Realized and unrealized gains (losses)	(711)	(648)
Balance at end of period	$65,335	$32,552
The following tables summarize the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$65,335	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.00% 5.25% - 8.75%	8.82% 7.40%

	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$32,552	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.50% 5.25% - 8.75%	8.82% 7.39%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.
6. Derivatives
The following tables summarize the notional amount and fair value of the Company's outstanding derivative financial instruments:

	As of December 31, 2025
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$92,451	$353	$1,964
Forward contracts - foreign exchange	7,786	173	4
Total corporate derivatives	100,237	526	1,968
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	37,067	260	51

Total	$137,304	$786	$2,019

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2024
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$45,237	$1,570	$252
Forward contracts - foreign exchange	8,622	484	—
Total corporate derivatives	$53,859	$2,054	$252
________________________
(1)    The fair values of corporate and consolidated fund derivative financial instruments are recorded in other assets and other liabilities and accrued expenses on the Company's consolidated statements of financial condition.
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
Derivatives held by consolidated funds are comprised of forward foreign exchange contracts to economically hedge currency exposure.
Collateral pledged for corporate and consolidated fund derivative financial instruments totaled $1.8 million and $0.3 million as of December 31, 2025 and 2024, respectively. Collateral received for derivative financial instruments was $0.3 million and $1.3 million as of December 31, 2025 and 2024, respectively.
The following table summarizes net gains (losses) from derivative financial instruments:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Corporate derivatives:
Total return swaps	$(6,855)	$(3,449)	$(2,589)
Forward contracts - foreign exchange	(315)	889	337
Total corporate derivatives	(7,170)	(2,560)	(2,252)
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	218	—	—

Total (1)	$(6,952)	$(2,560)	$(2,252)
________________________
(1)Gains and losses on corporate total return swaps and derivatives held by consolidated funds are included in gain (loss) from investments—net in the Company's consolidated statements of operations. Gains and losses on corporate forward foreign exchange contracts are included in foreign currency gain (loss)—net in the Company's consolidated statements of operations.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment and Software Hosting Arrangements
The following table summarizes the Company’s property and equipment:

	December 31,
(in thousands)	2025	2024
Equipment	$12,744	$12,208
Furniture and fixtures	13,694	12,709
Software	20,486	17,713
Leasehold improvements	52,864	51,718
Subtotal	99,788	94,348
Less: Accumulated depreciation and amortization	(34,720)	(25,744)
Property and equipment, net	$65,068	$68,604
Depreciation and amortization expense related to property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets which range from 3-7 years. Leasehold improvements are amortized using the straight-line method over shorter of the lease term or the estimated useful life. Depreciation and amortization expense related to property and equipment was $9.8 million, $9.3 million and $4.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, the Company had capitalized costs related to hosting arrangements, net of accumulated depreciation of $4.7 million and $4.4 million, respectively. Capitalized costs related to hosting arrangements are recorded in other assets on the Company’s consolidated statements of financial condition. Amortization expense related to hosting arrangement was $1.4 million, $1.4 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded in general and administrative expenses.
8. Earnings Per Share
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income	$157,398	$162,792	$136,609
Net (income) loss attributable to noncontrolling interests	(4,181)	(11,527)	(7,560)
Net income attributable to common stockholders	$153,217	$151,265	$129,049
Basic weighted average shares outstanding	51,168	50,409	49,308
Dilutive potential shares from restricted stock units	358	529	245
Diluted weighted average shares outstanding	51,526	50,938	49,553

Basic earnings per share attributable to common stockholders	$2.99	$3.00	$2.62
Diluted earnings per share attributable to common stockholders	$2.97	$2.97	$2.60

Anti-dilutive common stock equivalents excluded from the calculation	29	3	77

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation
Amended and Restated Stock Incentive Plan
The Amended and Restated Cohen & Steers, Inc. Stock Incentive Plan (the SIP) provides for the issuance of Restricted Stock Units (RSUs), stock options and other stock-based awards to eligible employees and directors. The SIP was amended in 2022 to (i) extend the term for an additional ten years through May 5, 2032, and (ii) increase the number of shares of common stock of the Company with respect to which awards may be granted under the plan. As of December 31, 2025, a total of 23.0 million shares of common stock may be granted under the SIP. The board of directors is authorized to increase the number of shares available for issuance under the SIP, subject to shareholder approval. As of December 31, 2025, a total of 20.6 million RSUs, representing the same amount of common stock, had been issued under the SIP. As of December 31, 2025, there was $62.4 million of compensation related to unamortized RSUs that had not yet been recognized in the consolidated statements of operations. The Company expects to recognize this expense over approximately the next 2.4 years.
Restricted Stock Units
Vested Restricted Stock Unit Grants
The Company grants awards of vested RSUs to the non-management directors and certain employees of the Company pursuant to the SIP. The fair value at the date of grant is fully expensed. Dividends declared on these awards are paid in cash. In connection with the grant of these vested RSUs, the Company recorded non-cash stock-based compensation expense of $0.8 million, $0.8 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Unvested Restricted Stock Unit Grants
From time to time, the Company grants awards of unvested RSUs to certain employees pursuant to the SIP. The fair value at the date of grant is expensed on a straight-line basis over the applicable service period, which is typically four years. Dividends declared by the Company are paid in additional RSUs, which are subject to forfeiture until vested. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded non-cash stock-based compensation expense related to these awards, net of forfeitures, of $5.0 million, $8.8 million and $8.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Incentive Bonus Plans for Employees of the Company
The Company has implemented a mandatory program for employees that, based upon compensation levels, automatically defers a portion of their total compensation in the form of unvested RSUs. The fair value at the date of grant is expensed on a straight-line basis over the vesting period, which is typically four years. Dividends declared by the Company are paid in additional RSUs which are subject to forfeiture until vested. The dividend equivalent RSUs will generally vest and be delivered on the fourth anniversary of the original grant date. The Company recorded non-cash stock-based compensation expense related to these awards, net of forfeitures, of $40.2 million, $42.5 million and $34.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s RSUs under the SIP:

	Vested Restricted Stock Unit Grants		Unvested Restricted Stock Unit Grants		Incentive Bonus Plans Restricted Stock Unit Grants
(in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	52	$70.12	356	$71.18	1,408	$74.57
Granted	16	62.01	78	66.01	791	71.18
Delivered	(17)	62.55	(144)	65.86	(557)	67.57
Forfeited	—	—	(10)	74.32	(108)	75.04
Balance at December 31, 2023	51	69.99	280	72.34	1,534	75.33
Granted	10	78.65	74	73.06	637	72.71
Delivered	(9)	76.09	(133)	68.36	(539)	74.82
Forfeited	—	—	(1)	85.21	(55)	73.37
Balance at December 31, 2024	52	70.55	220	74.89	1,577	74.51
Granted	11	78.25	51	78.40	592	86.68
Delivered	(28)	72.04	(133)	78.44	(608)	76.39
Forfeited	—	—	(17)	73.81	(122)	79.49
Balance at December 31, 2025	35	71.75	121	72.60	1,439	78.30

Employee Stock Purchase Plan
Pursuant to the Amended and Restated Employee Stock Purchase Plan (ESPP), the Company allows eligible employees to purchase common stock at a 15% discount from fair market value up to a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of common stock authorized for purchase by eligible employees is 600,000. Through December 31, 2025, the Company had issued approximately 533,000 shares of common stock under the ESPP. For the years ended December 31, 2025, 2024 and 2023, approximately 16,000, 16,000 and 20,000 shares, respectively, were purchased by eligible employees through the ESPP. For the years ended December 31, 2025, 2024 and 2023, the Company recorded non-cash stock-based compensation expense of approximately $170,000, $194,000 and $188,000, respectively, which represents the discount on the shares issued pursuant to this plan. The ESPP will terminate upon the earliest to occur of (1) termination of the ESPP by the board of directors or (2) issuance of all of the shares reserved for issuance under the ESPP. The board of directors is authorized to increase the number of shares available for issuance under the ESPP, subject to shareholder approval.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. 401(k) Plan
The Company sponsors an employee benefit plan (the Plan) covering all U.S. employees who meet certain age and service requirements. Subject to limitations, the Plan permits participants to defer up to 100% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions are matched by the Company at $0.50 per $1.00 deferred. The Plan also allows the Company to make discretionary contributions, which are integrated with the taxable wage base under the Social Security Act. No discretionary contributions were made for the years ended December 31, 2025, 2024 and 2023.
Forfeitures occur when participants terminate employment before becoming entitled to their full benefits under the Plan. In accordance with the Plan document, forfeited amounts are used to reduce the Company’s contributions to the Plan or to pay Plan expenses. Forfeitures for the years ended December 31, 2025, 2024 and 2023 totaled approximately $386,000, $297,000 and $283,000, respectively.
Matching contributions, net of forfeitures, for the years ended December 31, 2025, 2024 and 2023 totaled $3.2 million, $3.5 million and $3.0 million, respectively.
11. Related Party Transactions
The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors.
The following table summarizes revenue earned from these affiliated entities:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Investment advisory and administration fees	$381,007	$349,016	$328,398
Distribution and service fees	29,338	28,142	28,200
Total	$410,345	$377,158	$356,598
The following table summarizes outstanding balances with related parties:

(in thousands)	December 31, 2025	December 31, 2024
Receivables from Company-sponsored funds	$39,118	$37,095
Amounts due from CNSREIT (1)	$10,833	$8,495
Payables to Company-sponsored funds	$653	$1,054
________________________
(1)The portion related to services already provided is included in accounts receivable and the remainder is included in other assets on the consolidated statements of financial condition.
The Company has advanced certain amounts to CNSREIT pursuant to an agreement that was amended during the year to change the repayment terms and all amounts due from CNSREIT will now be reimbursed ratably over a 60-month period commencing at the earlier of December 31, 2026, or the month that CNSREIT's aggregate NAV is at least $750.0 million.
See discussion of commitments to Company-sponsored vehicles in Note 14, Commitments and Contingencies.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Regulatory Requirements
CSS, a registered broker-dealer in the U.S., is required to maintain a minimum level of net capital under the SEC's Uniform Capital Rule 15c3-1. As of December 31, 2025, CSS had net capital of $2.9 million, which exceeded its requirement by $2.6 million.
CSAL, CSUK, CSIL and CSJL are also subject to minimum net capital requirements by local laws and regulations. As of December 31, 2025, the Company was required to maintain a combined minimum regulatory capital requirement of $6.5 million. The Company was in compliance with all applicable regulatory capital requirements as of December 31, 2025.

13. Credit Agreement
On August 15, 2025, the Company entered into an Amendment to its Credit Agreement with Bank of America, N.A. (the Amended Credit Agreement) providing for a $100.0 million senior unsecured revolving credit facility maturing on August 15, 2029. Borrowings under the Amended Credit Agreement bear interest at a variable annual rate equal to, at the Company’s option, either, (i) in respect of Term Secured Overnight Financing Rate (SOFR) Loans, a rate equal to Term SOFR in effect for such period plus an applicable rate as determined according to a performance pricing grid and, (ii) in respect of Base Rate Loans, a rate equal to a Base Rate plus an applicable rate as determined according to a performance pricing grid. The Company is also required to pay a commitment fee based on the actual daily unused amount of the credit facility payable quarterly. In connection with the amendment to the Credit Agreement, the Company incurred debt issuance costs of $0.4 million, which will be amortized on a straight-line basis over the life of the amended agreement.
Borrowings under the Amended Credit Agreement may be used for working capital and other general corporate purposes. The Amended Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of December 31, 2025, the Company was in compliance with these covenants.
14. Commitments and Contingencies
From time to time, the Company may be involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to a total of $175.0 million in certain of our investment vehicles. As of December 31, 2025, the Company had funded $100.7 million of these commitments. The timing for funding the remaining portion of our commitments is uncertain.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes
The income before provision for income taxes and provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Income before provision for income taxes - U.S.	$194,730	$195,885	$175,290
Income before provision for income taxes - Non-U.S.	9,900	13,656	4,961
Total income before provision for income taxes	204,630	209,541	180,251
Net (income) loss attributable to noncontrolling interests	(4,181)	(11,527)	(7,560)
Total income excluding noncontrolling interests before provision for income taxes	$200,449	$198,014	$172,691

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current tax expense:
U.S. federal	$37,495	$38,203	$34,310
State and local	6,803	6,819	8,249
Non-U.S.	2,373	2,024	546
	46,671	47,046	43,105
Deferred tax (benefit) expense:
U.S. federal	783	(942)	2,241
State and local	531	(254)	(1,290)
Non-U.S.	(753)	899	(414)
	561	(297)	537
Provision for income taxes	$47,232	$46,749	$43,642

A reconciliation of the Company’s statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2025			2024			2023
U.S. federal statutory tax rate	$42,094	21.0%		$41,583	21.0%		$36,265	21.0%
State and local income taxes, net of federal benefit (1)	5,914	3.0		5,406	2.7		5,453	3.2
Nontaxable or nondeductible items:
Nondeductible executive compensation	3,853	1.9		2,363	1.2		3,270	1.9
Excess tax benefits related to the vesting and delivery of restricted stock units	(3,278)	(1.6)		(485)	(0.2)		(1,928)	(1.1)
Changes in unrecognized tax benefits	(723)	(0.4)		(737)	(0.4)		56	—	*
Valuation allowance	(639)	(0.3)		(1,308)	(0.7)		605	0.4
Foreign tax effects	(460)	(0.2)		54	—	*	(633)	(0.4)
Effect of cross-border tax laws	216	0.1		73	—	*	107	0.1
Effect of changes in tax laws or rates	(58)	—	*	44	—	*	18	—	*
Other	313	0.1		(244)	—	*	429	0.2
Income tax expense and effective income tax rate	$47,232	23.6%		$46,749	23.6%		$43,642	25.3%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

_________________________
*    Amounts round to less than 0.01%.
(1)State taxes in California, New York and Pennsylvania make up the majority (more than 50%) of the tax effect in this category.
A reconciliation of the Company’s income taxes paid, net of tax refunds, is as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
U.S. federal	$42,637	$39,962	$32,438
State and local	7,237	6,172	12,043
Non-U.S.	1,860	1,069	1,339
Total	51,734	47,203	45,820
Income taxes paid, net of tax refunds, exceeded 5 percent of the total in the following jurisdictions:

	Years Ended December 31,
(in thousands)	2025	2024	2023
State and local:
Minnesota	*	*	$2,784
_________________________
*    Jurisdiction below the threshold for the period presented.

The significant components of the Company’s net deferred tax asset consist of the following:

	At December 31,
(in thousands)	2025	2024
Deferred tax assets:
Stock-based compensation	$9,817	$10,616
Lease liabilities	30,445	31,653
Net unrealized losses on investments	910	859
Capital loss carryforwards	74	424
Other	408	421
Gross deferred tax assets	41,654	43,973
Less: valuation allowance	(599)	(1,283)
Deferred tax assets net of valuation allowance	41,055	42,690

Deferred tax liabilities:
Right-of-use assets	(21,101)	(21,885)
Property and equipment depreciation	(10,275)	(10,933)
Net unrealized gains on investments	(2,381)	(1,947)
Gross deferred tax liabilities	(33,757)	(34,765)
Net deferred tax asset	$7,298	$7,925

Deferred tax assets and liabilities are recorded net when related to the same jurisdiction. The Company records deferred tax assets in other assets and deferred tax liabilities in other liabilities and accrued expenses on the consolidated statements of financial condition.
The Company had capital loss carryforwards of $0.3 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively, which, if unused, will expire in year 2028. The valuation allowance on the net deferred tax asset decreased by $0.7 million during the year ended December 31, 2025.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Balance at January 1	$1,311	$2,531	$4,977
Addition for tax positions of current year	182	458	1,076
Reduction for tax positions from prior years	(727)	(1,678)	(366)
Settlements	(220)	—	(3,156)
Balance at December 31	$546	$1,311	$2,531
As of December 31, 2025, the Company had $0.5 million of total gross unrecognized tax benefits. This entire amount, net of the federal benefit on state issues, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate in future periods.
The Company records potential interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2025 and 2024, the Company had $0.1 million and $0.4 million, respectively, in potential interest and penalties associated with uncertain tax positions.
The tax years 2019 through 2024 remain open to examination by various taxing jurisdictions.
On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14”, which became effective during the third quarter of fiscal year 2025. The Company has determined the legislation did not have a material impact on the Company's consolidated financial statements and related disclosures.
16. Goodwill and Intangible Assets
The following table summarizes the changes in the Company’s goodwill and indefinite-lived intangible assets:

(in thousands)	Goodwill	Indefinite-Lived Intangible Assets
Balance at January 1, 2024	$18,145	$1,250
Currency revaluation	(639)	—
Balance at December 31, 2024	$17,506	$1,250
Currency revaluation	1,284	—
Balance at December 31, 2025	$18,790	$1,250
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the fair value to their carrying amounts. The Company's evaluation indicated that no impairment existed as of December 31, 2025.

17. Leases
The Company has operating leases for corporate offices and certain information technology equipment.
The following table summarizes the Company's lease cost included in general and administrative expense in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$13,612	$14,312	$22,556

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information related to operating leases is summarized below:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$14,643	$12,049	$12,041
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease liabilities	2,999	1,819	8,251
Other information related to operating leases is summarized below:

	Years Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term (years)	13	14	15
Weighted-average discount rate	5.9%	6.0%	6.0%
The following table summarizes the maturities of lease liabilities as of December 31, 2025 (in thousands):

Year Ending December 31,	Operating Leases
2026	$15,390
2027	15,604
2028	15,334
2029	15,147
2030	15,110
Thereafter	123,665
Total lease payments	200,250
Less: interest	(61,924)
Present value of lease payments	$138,326
18. Segment Information
The Company provides investment management and related services to various investment vehicles and client accounts. The Company uses a consolidated approach to assess performance and allocate resources and as such operates in a single reportable segment. The Company’s Executive Committee is the chief operating decision maker (CODM) and regularly receives financial information and management reports that are prepared on a consolidated basis. The CODM uses net income as reported on the consolidated statements of operations, total assets as reported on the consolidated statements of financial condition and other metrics to monitor performance against specific business objectives, evaluate performance against peers and benchmarks, manage expenses and allocate capital. The CODM receives expense information prepared on the same basis as the Company’s consolidated statements of operations and is not provided with any measures that differ from those used in the consolidated financial statements.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following affiliated funds provided 10% or more of the total revenue of the Company:

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	2023

Cohen & Steers Preferred Securities and Income Fund, Inc.:	$65,665	$67,283	$66,954
Percent of total revenue	11.8%	13.0%	13.7%

Cohen & Steers Real Estate Securities Fund, Inc.:	$64,741	$61,360	$57,322
Percent of total revenue	11.6%	11.9%	11.7%

Cohen & Steers Realty Shares, Inc.:	$63,699	$51,412	$44,222
Percent of total revenue	11.5%	9.9%	9.0%

Cohen & Steers Institutional Realty Shares:	$58,856	$52,294	$44,054
Percent of total revenue	10.6%	10.1%	9.0%
19. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. Other than the item described below and elsewhere in the footnotes, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On February 26, 2026, the Company declared a quarterly dividend on its common stock in the amount of $0.67 per share. This dividend will be payable on March 19, 2026 to stockholders of record at the close of business on March 9, 2026.