Form 10-Q
period 2026-03-31
COHEN & STEERS, INC.
filed 2026-05-01
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 23, 2026 was 51,405,607.

COHEN & STEERS, INC. AND SUBSIDIARIES
Form 10-Q
* Items other than those listed above have been omitted because they are not applicable.

Forward-Looking Statements
This report and other documents filed by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which reflect management's current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative versions of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025 (the Form 10-K), which is accessible on the Securities and Exchange Commission's website at www.sec.gov and on our website at www.cohenandsteers.com. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this report, the Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. We intend to use our website, www.cohenandsteers.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

PART I—Financial Information

Item 1. Financial Statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$53,094	$145,452
Investments ($145,975 and $116,303) (1)	507,674	436,485
Accounts receivable	88,602	79,775
Due from brokers ($488 and $90) (1)	2,567	1,865
Property and equipment—net	62,286	65,068
Operating lease right-of-use assets—net	95,866	97,342
Goodwill and intangible assets—net	19,835	20,040
Other assets ($1,172 and $986) (1)	24,805	30,667
Total assets	$854,729	$876,694

Liabilities:
Accrued compensation and benefits	$20,450	$80,614
Distribution and service fees payable	7,891	8,623
Operating lease liabilities	136,323	138,326
Income tax payable	5,674	1,650
Due to brokers ($274 and $318) (1)	806	319
Other liabilities and accrued expenses ($1,224 and $673) (1)	16,615	13,314
Total liabilities	187,759	242,846
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	43,671	22,805
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 58,906,042 shares issued and 51,402,576 shares outstanding at March 31, 2026 and 58,275,965 shares issued and 51,032,114 shares outstanding at December 31, 2025	589	583
Additional paid-in capital	1,004,985	992,948
Accumulated deficit	(98,910)	(105,806)
Accumulated other comprehensive loss	(5,380)	(4,657)
Treasury stock, at cost, 7,503,466 and 7,243,851 shares at March 31, 2026 and December 31, 2025, respectively	(337,933)	(321,115)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	563,351	561,953
Nonredeemable noncontrolling interests	59,948	49,090
Total stockholders’ equity	623,299	611,043
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$854,729	$876,694
_________________________
(1)    Amounts in parentheses represent the aggregate balances as of March 31, 2026 and December 31, 2025 attributable to variable interest entities (VIEs) consolidated by the Company. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Investment advisory and administration fees	$136,826	$126,771
Distribution and service fees	8,055	7,184
Other	758	512
Total revenue	145,639	134,467
Expenses:
Employee compensation and benefits	57,702	54,554
Distribution and service fees	16,337	15,189
General and administrative	18,904	17,169
Depreciation and amortization	2,574	2,357
Total expenses	95,517	89,269
Operating income	50,122	45,198
Non-operating income (loss):
Interest and dividend income	5,307	5,371
Gain (loss) from investments—net	1,011	3,553
Foreign currency gain (loss)—net	759	(1,172)
Total non-operating income (loss)	7,077	7,752
Income before provision for income taxes	57,199	52,950
Provision for income taxes	15,979	9,661
Net income	41,220	43,289
Net (income) loss attributable to noncontrolling interests	1,148	(3,511)
Net income attributable to common stockholders	$42,368	$39,778

Earnings per share attributable to common stockholders:
Basic	$0.82	$0.78
Diluted	$0.82	$0.77

Weighted average shares outstanding:
Basic	51,441	51,058
Diluted	51,595	51,418

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$41,220	$43,289
Net (income) loss attributable to noncontrolling interests	1,148	(3,511)
Net income attributable to common stockholders	42,368	39,778
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(723)	2,102
Total comprehensive income attributable to common stockholders	$41,645	$41,880

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2026
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2026	$583	$992,948	$(105,806)	$(4,657)	$(321,115)	$49,090	$611,043	$22,805
Dividends ($0.67 per share)	—	—	(35,472)	—	—	—	(35,472)	—
Issuance of common stock	6	366	—	—	99	—	471	—
Repurchase of common stock	—	—	—	—	(16,917)	—	(16,917)	—
Issuance of restricted stock units—net	—	1,540	—	—	—	—	1,540	—
Amortization of restricted stock units—net	—	10,131	—	—	—	—	10,131	—
Net income (loss)	—	—	42,368	—	—	(497)	41,871	(651)
Other comprehensive income (loss)	—	—	—	(723)	—	—	(723)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	11,355	11,355	30,044
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(8,527)
March 31, 2026	$589	$1,004,985	$(98,910)	$(5,380)	$(337,933)	$59,948	$623,299	$43,671

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2025	$575	$943,281	$(129,339)	$(10,025)	$(292,781)	$9,732	$521,443	$53,460
Dividends ($0.62 per share)	—	—	(32,372)	—	—	—	(32,372)	—
Issuance of common stock	7	330	—	—	50	—	387	—
Repurchase of common stock	—	—	—	—	(25,977)	—	(25,977)	—
Issuance of restricted stock units—net	—	1,129	—	—	—	—	1,129	—
Amortization of restricted stock units—net	—	10,929	—	—	—	—	10,929	—
Net income (loss)	—	—	39,778	—	—	(38)	39,740	3,549
Other comprehensive income (loss)	—	—	—	2,102	—	—	2,102	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	2,261	2,261	64,701
March 31, 2025	$582	$955,669	$(121,933)	$(7,923)	$(318,708)	$11,955	$519,642	$121,710

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$41,220	$43,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	10,793	11,379
Depreciation and amortization	3,130	2,831
Non-cash lease expense	1,335	1,225
Amortization (accretion) of premium (discount) on U.S. Treasury securities	361	593
(Gain) loss from investments—net	(1,011)	(3,553)
Deferred income taxes	7,859	5,709
Foreign currency (gain) loss	(84)	902
Changes in operating assets and liabilities:
Accounts receivable	(9,038)	(3,893)
Due from brokers	(374)	(2,960)
Investments held by consolidated funds	(42,520)	(115,281)
Other assets	(3,659)	(2,704)
Accrued compensation and benefits	(60,164)	(51,086)
Distribution and service fees payable	(732)	(291)
Operating lease liabilities	(1,830)	(1,492)
Due to brokers	(38)	2,574
Income tax payable	6,400	2,053
Other liabilities and accrued expenses	(3,012)	1,757
Net cash provided by (used in) operating activities	(51,364)	(108,948)
Cash flows from investing activities:
Purchases of investments	(141,392)	(76,329)
Proceeds from sales and maturities of investments	116,471	79,405
Purchases of property and equipment	108	(1,075)
Net cash provided by (used in) investing activities	(24,813)	2,001
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	401	329
Repurchase of common stock for employee tax withholding	(16,917)	(25,977)
Dividends to stockholders	(34,524)	(31,710)
Net contributions (distributions) from noncontrolling interests	37,404	46,830
Other	(15)	(15)
Net cash provided by (used in) financing activities	(13,651)	(10,543)
Net increase (decrease) in cash and cash equivalents	(89,828)	(117,490)
Effect of foreign exchange rate changes on cash and cash equivalents	(460)	471
Cash and cash equivalents, beginning of the period	146,604	183,162
Cash and cash equivalents, end of the period	$56,316	$66,143
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of March 31,
(in thousands)	2026	2025
Cash and cash equivalents	$53,094	$65,227
Cash included in investments (1)	3,222	916
Total cash and cash equivalents within condensed consolidated statements of cash flows	$56,316	$66,143
________________________
(1)    Cash included in investments represents operating cash held in consolidated funds.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $0.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
During the first quarter of 2026, the Company deconsolidated an exchange-traded fund, resulting in a non-cash reduction of $8.5 million from both investments and redeemable noncontrolling interests.
During the first quarter of 2026 and 2025, the Company's consolidated exchange-traded funds had non-cash in-kind net subscriptions of $4.0 million and $20.1 million, respectively.

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
The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (Form 10-K). The Company’s significant accounting policies, which have been consistently applied, are summarized in its Form 10-K.
New Accounting Pronouncements Not Yet Implemented
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This new guidance will be effective on January 1, 2027 for annual reporting and January 1, 2028 for interim reporting. The Company does not expect the adoption of this new standard will have a material impact on the Company's condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software. The ASU provides targeted amendments to modernize the accounting framework for internal-use software development, including the removal of the traditional "development stage" model and the introduction of a more principles-based approach to capitalization. Under the new guidance, companies may begin capitalizing internal-use software costs when: management with the relevant authority authorizes and commits to funding the software project and it is probable that the project will be completed, and the software will be used to perform its intended function. This new guidance will be effective on January 1, 2028. The Company does not expect that the adoption of this new standard will have a material impact on the Company's condensed consolidated financial statements and related disclosures.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability of interim reporting guidance, specify the form and content of interim financial statements and provide a consolidated list of required interim disclosures across other Accounting Standards Codification topics. The amendments also establish a principle requiring disclosure of events occurring since the end of the last annual reporting period that had a material impact on the entity. This guidance will be effective on January 1, 2028. The Company is currently evaluating the impact that adoption of this standard will have on the Company's condensed consolidated financial statements and related disclosures.

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended March 31,
(in thousands)	2026	2025
Client domicile:
North America	$127,764	$117,280
Japan	7,517	7,807
Europe, Middle East and Africa	5,656	5,190
Asia Pacific excluding Japan	4,702	4,190
Total	$145,639	$134,467

	Three Months Ended March 31,
(in thousands)	2026	2025
Investment vehicle:
Open-end funds	$83,863	$77,354
Institutional accounts	34,542	32,167
Closed-end funds	27,234	24,946
Total	$145,639	$134,467

4. Investments

The following table summarizes the Company's investments:

(in thousands)	March 31, 2026	December 31, 2025
Equity investments at fair value	$307,808	$271,034
Trading	199,857	165,443
Equity method	9	8
Total investments	$507,674	$436,485

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes the amounts related to the Company's VIEs for which it is not the primary beneficiary:

(in thousands)	March 31, 2026	December 31, 2025
Investments	$353	$325
Receivables	$868	$791
Payables	$502	$992
The Company’s maximum exposure to loss associated with these VIEs is limited to its investments and uncollected receivables.
Net unrealized gain from investments still held at the end of the period for the periods ended March 31, 2026 and 2025 was $4.7 million and $2.4 million, respectively.

5. Fair Value
The following tables present assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$23,346	$—	$—	$—	$23,346
Equity investments at fair value:
Equity securities	$138,446	$82,783	$—	$141	$221,370
Limited partnership interests		—	79,825	6,613	86,438
Total	138,446	82,783	79,825	6,754	307,808
Trading investments:
Fixed income	—	199,857	—	—	199,857
Equity method investments	—	—	—	9	9

Total investments	$138,446	$282,640	$79,825	$6,763	$507,674

Derivatives - assets:
Total return swaps	$—	$499	$—	$—	$499
Forward contracts - foreign exchange	—	503	—	—	503
Total	$—	$1,002	$—	$—	$1,002
Derivatives - liabilities:
Total return swaps	$—	$2,468	$—	$—	$2,468
Forward contracts - foreign exchange	—	403	—	—	403
Total	$—	$2,871	$—	$—	$2,871

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
Equity investments at fair value include certain investments that otherwise would be accounted for under the equity method, for which the Company has elected the fair value option. The fair value option was elected to align the measurement and recognition of gains and losses with the Company's other seed investments.
Equity investments at fair value for which the Company has elected the fair value option include:
•Seed investments in certain active exchange traded funds (ETFs) that are classified as Level 1; and
•Seed investment in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) classified as Level 2. Quoted prices in active markets are not available for CNSREIT and fair value is determined using the monthly published net asset value (NAV) which is an observable transaction price. Shares of CNSREIT are not actively traded, as subscriptions and redemptions are permitted on a monthly basis.
The following table summarizes amounts related to the investments for which the fair value option has been elected:

(in thousands)	March 31, 2026	December 31, 2025
	Fair value
CNSREIT	$82,769	$80,865
Cohen & Steers Short Duration Preferred and Income Active ETF	$19,646	N/A
Cohen & Steers Natural Resources Active ETF	$21,984	$17,906

	March 31, 2026	December 31, 2025
	Ownership Interest
CNSREIT	32.3%	36.9%
Cohen & Steers Short Duration Preferred and Income Active ETF	47.7%	N/A
Cohen & Steers Natural Resources Active ETF	24.6%	35.7%

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
Investments measured using NAV (or its equivalent) as a practical expedient primarily consist of limited partnership interests in private real estate funds. As of March 31, 2026 and December 31, 2025, the Company did not have the ability to redeem its interests in certain of these investments and others may be redeemed subject to certain restrictions. These investments have not been classified in the fair value hierarchy and are presented in the above tables to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
Total return swap contracts classified as Level 2 were valued based on the underlying futures contracts or equity indices.
Foreign currency exchange contracts classified as Level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$65,335	32,552
Purchases/contributions	14,016	7,192
Realized and unrealized gains (losses)	474	(293)
Balance at end of period	$79,825	$39,451
The following tables summarize the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of March 31, 2026 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$66,558	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 9.75% 5.25% - 8.50%	8.74% 7.37%
	$13,267	Transaction price	N/A

	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$65,335	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.00% 5.25% - 8.75%	8.82% 7.40%
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
6. Derivatives

The following tables summarize the notional amount and fair value of the Company's outstanding derivative financial instruments:

	As of March 31, 2026
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$88,771	$499	$2,468
Forward contracts - foreign exchange	13,195	458	—
Total corporate derivatives	101,966	957	2,468
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	45,943	45	403

Total	$147,909	$1,002	$2,871

	As of December 31, 2025
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$92,451	$353	$1,964
Forward contracts - foreign exchange	7,786	173	4
Total corporate derivatives	100,237	526	1,968
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	37,067	260	51

Total	$137,304	$786	$2,019
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
Derivatives held by consolidated funds are comprised of forward foreign exchange contracts to economically hedge currency exposure.
The following table summarizes the collateral related to the Company's derivative financial instruments:

(in thousands)	March 31, 2026	December 31, 2025
Collateral pledged	$1,446	$1,764
Collateral received	$—	$260

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended March 31,
(in thousands)	2026	2025
Corporate derivatives:
Total return swaps	$(5,506)	$(1,929)
Forward contracts - foreign exchange	289	(480)
Total corporate derivatives	(5,217)	(2,409)
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	(358)	9

Total (1)	$(5,575)	$(2,400)
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

7. Earnings Per Share
The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income	$41,220	$43,289
Net (income) loss attributable to noncontrolling interests	1,148	(3,511)
Net income attributable to common stockholders	$42,368	$39,778
Basic weighted average shares outstanding	51,441	51,058
Dilutive potential shares from restricted stock units	154	360
Diluted weighted average shares outstanding	51,595	51,418

Basic earnings per share attributable to common stockholders	$0.82	$0.78
Diluted earnings per share attributable to common stockholders	$0.82	$0.77
Anti-dilutive common stock equivalents excluded from the calculation	97	18

8. Income Taxes

The provision for income taxes included U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2026		2025
U.S. federal statutory tax rate	21.0%		21.0%
State and local income taxes, net of federal benefit	3.0		2.9
Nontaxable or nondeductible items:
Nondeductible executive compensation	1.2		2.9
Excess tax deficiencies (benefits) related to the vesting and delivery of restricted stock units	1.7		(6.1)
Valuation allowance	(0.1)		(0.3)
Effect of cross-border tax laws	0.1		—	*
Foreign tax effects	0.2		(0.4)
Changes in unrecognized tax benefits	0.1		(0.4)
Effect of changes in tax laws or rates	—	*	(0.1)
Other	0.2		—	*
Effective income tax rate	27.4%		19.5%
_________________________
*Amounts round to less than 0.1%.

9. Related Party Transactions

The Company is an investment adviser to, and has administration agreements with, Company-sponsored funds and investment products for which certain employees are officers and/or directors. See discussion of commitments to Company-sponsored vehicles in Note 11, Commitments and Contingencies.
The following table summarizes revenue earned from these affiliated entities:

	Three Months Ended March 31,
(in thousands)	2026	2025
Investment advisory and administration fees	$100,061	$91,892
Distribution and service fees	8,055	7,184
Total	$108,116	$99,076
The following table summarizes outstanding balances with related parties:

(in thousands)	March 31, 2026	December 31, 2025
Receivables from Company-sponsored funds	$41,721	$39,118
Amounts due from CNSREIT (1)	$11,873	$10,833
Payables to Company-sponsored funds	$98	$653
________________________
(1)Amounts related to services already provided of $3.4 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively, are included in accounts receivable; the remaining amounts of $8.5 million and $7.8 million are included in other assets.

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
Borrowings under the Amended Credit Agreement may be used for working capital and other general corporate purposes. The Amended Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of March 31, 2026, the Company was in compliance with these covenants.

11. Commitments and Contingencies
From time to time, the Company may be involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to a total of $175.0 million in certain of our investment vehicles. As of March 31, 2026, the Company had funded $105.9 million of these commitments. The timing for funding the remaining portion of our commitments is uncertain.

12. Segment Information
The Company provides investment management and related services to various investment vehicles and client accounts. The Company uses a consolidated approach to assess performance and allocate resources and as such operates in a single reportable segment. The Company’s Executive Committee is the chief operating decision maker (CODM) and regularly receives financial information and management reports that are prepared on a consolidated basis. The CODM uses net income as reported on the condensed consolidated statements of operations, total assets as reported on the condensed consolidated statements of financial condition and other metrics to monitor performance against specific business objectives, evaluate performance against peers and benchmarks, manage expenses and allocate capital. The CODM receives expense information prepared on the same basis as the Company’s condensed consolidated statements of operations and is not provided with any measures that differ from those used in the condensed consolidated financial statements.

13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the item described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On April 30, 2026, the Company declared a quarterly dividend on its common stock in the amount of $0.67 per share. This dividend will be payable on May 21, 2026 to stockholders of record at the close of business on May 11, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us" and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Our primary investment strategies include U.S. real estate, preferred securities, including low duration preferred securities, private real estate solutions, global/international real estate, global listed infrastructure, real assets multi-strategy, and global natural resource equities. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds and other commingled vehicles, including active exchange traded funds (ETFs), separate accounts and subadvised portfolios.
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
Macroeconomic Environment
Global economic conditions were volatile through the first quarter of 2026. Questions lingered on the impact of AI adoption on employment, private credit stress on economic growth and the listed markets, and most recently the impact of the war in the Middle East on commodities and economic inflation. Trade uncertainty remained high with the Administration’s hallmark policy regarding tariffs ruled unconstitutional by the Supreme Court. Central banks remained focused on balancing inflation risks against signs of moderating employment growth, and elevated policy uncertainty continued to weigh on market dynamics even as corporate fundamentals were relatively robust.
Despite these conditions, we continue to maintain our disciplined investment approach, supported by our portfolio management expertise and robust risk management framework. Our continued focus on prudent cost control and operational efficiency has supported our ability to navigate the evolving environment and respond to changing market conditions.

Investment Performance as of March 31, 2026
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
(2)    © 2026 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at March 31, 2026. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Assets Under Management
Below is a discussion of our assets under management for the quarter ended March 31, 2026. For additional details, please refer to the tables on pages 19 - 22.
Assets under management as of March 31, 2026 increased 6.3% to $93.1 billion from $87.6 billion as of March 31, 2025.
Open-end funds
Assets under management in open-end funds as of March 31, 2026 increased 6.0% to $44.8 billion from $42.3 billion as of March 31, 2025. Activity during the first quarter of 2026 included:
•Net inflows of $555 million including $224 million into U.S. real estate, $156 million into preferred securities and $147 million into real assets multi-strategy (included in "Other");

•Market appreciation of $1.2 billion including $858 million from U.S. real estate; and
•Distributions of $306 million including $168 million from U.S. real estate and $133 million from preferred securities, of which $254 million was reinvested and included in net flows.
Institutional accounts
Assets under management in institutional accounts as of March 31, 2026 increased 6.3% to $36.0 billion from $33.9 billion as of March 31, 2025. Activity during the first quarter of 2026 included:
Advisory accounts:
•Net inflows of $210 million including $101 million into global listed infrastructure and $79 million into global/international real estate; and
•Market appreciation of $626 million including $380 million from global listed infrastructure and $224 million from U.S. real estate.
Subadvisory accounts:
•Net outflows of $269 million including $250 million from U.S. real estate;
•Market appreciation of $558 million including $306 million from U.S. real estate and $216 million from global listed infrastructure; and
•Distributions of $156 million including $147 million from U.S. real estate.
Closed-end funds
Assets under management in closed-end funds as of March 31, 2026 increased 7.6% to $12.3 billion from $11.4 billion as of March 31, 2025. Activity during the first quarter of 2026 included:
•Market appreciation of $375 million including $334 million from global listed infrastructure; and
•Distributions of $165 million.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended March 31,
	2026	2025
Open-end Funds
Assets under management, beginning of period	$43,437	$40,962
Inflows	3,358	3,519
Outflows	(2,803)	(2,934)
Net inflows (outflows)	555	585
Market appreciation (depreciation)	1,155	1,033
Distributions	(306)	(282)
Total increase (decrease)	1,404	1,336
Assets under management, end of period	$44,841	$42,298
Average assets under management	$45,279	$41,801

Institutional Accounts
Assets under management, beginning of period	$35,060	$33,563
Inflows	1,103	1,100
Outflows	(1,162)	(1,466)
Net inflows (outflows)	(59)	(366)
Market appreciation (depreciation)	1,184	853
Distributions	(156)	(164)
Total increase (decrease)	969	323
Assets under management, end of period	$36,029	$33,886
Average assets under management	$36,714	$33,623

Closed-end Funds
Assets under management, beginning of period	$12,047	$11,289
Inflows	1	3
Outflows	—	—
Net inflows (outflows)	1	3
Market appreciation (depreciation)	375	257
Distributions	(165)	(154)
Total increase (decrease)	211	106
Assets under management, end of period	$12,258	$11,395
Average assets under management	$12,368	$11,354

Total
Assets under management, beginning of period	$90,544	$85,814
Inflows	4,462	4,622
Outflows	(3,965)	(4,400)
Net inflows (outflows)	497	222
Market appreciation (depreciation)	2,714	2,143
Distributions	(627)	(600)
Total increase (decrease)	2,584	1,765
Assets under management, end of period	$93,128	$87,579
Average assets under management	$94,361	$86,778

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended March 31,
	2026	2025
Advisory
Assets under management, beginning of period	$20,843	$19,272
Inflows	708	597
Outflows	(498)	(705)
Net inflows (outflows)	210	(108)
Market appreciation (depreciation)	626	539
Total increase (decrease)	836	431
Assets under management, end of period	$21,679	$19,703
Average assets under management	$21,986	$19,581

Subadvisory
Assets under management, beginning of period	$14,217	$14,291
Inflows	395	503
Outflows	(664)	(761)
Net inflows (outflows)	(269)	(258)
Market appreciation (depreciation)	558	314
Distributions	(156)	(164)
Total increase (decrease)	133	(108)
Assets under management, end of period	$14,350	$14,183
Average assets under management	$14,728	$14,042

Total Institutional Accounts
Assets under management, beginning of period	$35,060	$33,563
Inflows	1,103	1,100
Outflows	(1,162)	(1,466)
Net inflows (outflows)	(59)	(366)
Market appreciation (depreciation)	1,184	853
Distributions	(156)	(164)
Total increase (decrease)	969	323
Assets under management, end of period	$36,029	$33,886
Average assets under management	$36,714	$33,623

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended March 31,
	2026	2025
U.S. Real Estate
Assets under management, beginning of period	$43,503	$42,930
Inflows	2,177	2,319
Outflows	(2,197)	(2,536)
Net inflows (outflows)	(20)	(217)
Market appreciation (depreciation)	1,457	1,250
Distributions	(371)	(362)
Transfers	—	(10)
Total increase (decrease)	1,066	661
Assets under management, end of period	$44,569	$43,591
Average assets under management	$45,271	$43,340

Preferred Securities
Assets under management, beginning of period	$18,081	$18,330
Inflows	850	847
Outflows	(717)	(923)
Net inflows (outflows)	133	(76)
Market appreciation (depreciation)	(183)	121
Distributions	(183)	(178)
Transfers	—	10
Total increase (decrease)	(233)	(123)
Assets under management, end of period	$17,848	$18,207
Average assets under management	$18,182	$18,380

Global/International Real Estate
Assets under management, beginning of period	$14,273	$13,058
Inflows	632	460
Outflows	(586)	(626)
Net inflows (outflows)	46	(166)
Market appreciation (depreciation)	51	242
Distributions	(9)	(5)
Total increase (decrease)	88	71
Assets under management, end of period	$14,361	$13,129
Average assets under management	$15,020	$13,170

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended March 31,
	2026	2025
Global Listed Infrastructure
Assets under management, beginning of period	$11,456	$8,793
Inflows	395	752
Outflows	(299)	(166)
Net inflows (outflows)	96	586
Market appreciation (depreciation)	1,091	407
Distributions	(54)	(46)
Transfers	—	(30)
Total increase (decrease)	1,133	917
Assets under management, end of period	$12,589	$9,710
Average assets under management	$12,286	$9,047

Other
Assets under management, beginning of period	$3,231	$2,703
Inflows	408	244
Outflows	(166)	(149)
Net inflows (outflows)	242	95
Market appreciation (depreciation)	298	123
Distributions	(10)	(9)
Transfers	—	30
Total increase (decrease)	530	239
Assets under management, end of period	$3,761	$2,942
Average assets under management	$3,602	$2,841

Total
Assets under management, beginning of period	$90,544	$85,814
Inflows	4,462	4,622
Outflows	(3,965)	(4,400)
Net inflows (outflows)	497	222
Market appreciation (depreciation)	2,714	2,143
Distributions	(627)	(600)
Total increase (decrease)	2,584	1,765
Assets under management, end of period	$93,128	$87,579
Average assets under management	$94,361	$86,778

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended March 31,
	2026	2025
U.S. GAAP
Revenue	$145,639	$134,467
Expenses	$95,517	$89,269
Operating income	$50,122	$45,198
Net income attributable to common stockholders	$42,368	$39,778
Diluted earnings per share	$0.82	$0.77
Operating margin	34.4%	33.6%

As Adjusted (1)
Net income attributable to common stockholders	$40,692	$38,353
Diluted earnings per share	$0.79	$0.75
Operating margin	35.1%	34.7%
_________________________
(1)Refer to pages 26-27 for reconciliations of U.S. GAAP to as adjusted results.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Revenue

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$75,050	$69,658	$5,392	7.7%
Institutional accounts	34,542	32,167	$2,375	7.4%
Closed-end funds	27,234	24,946	$2,288	9.2%
Total	136,826	126,771	$10,055	7.9%
Distribution and service fees	8,055	7,184	$871	12.1%
Other	758	512	$246	48.0%
Total revenue	$145,639	$134,467	$11,172	8.3%
Investment advisory and administration fees increased from the three months ended March 31, 2025, primarily due to higher average assets under management.
Total investment advisory and administration revenue from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.2 bps and 67.6 bps for the three months ended March 31, 2026 and 2025, respectively.
Total investment advisory revenue from institutional accounts compared with average assets under management implied an annualized effective fee rate of 38.2 bps and 38.8 bps for the three months ended March 31, 2026 and 2025, respectively.
Total investment advisory and administration revenue from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.3 bps and 89.1 bps for the three months ended March 31, 2026 and 2025, respectively.
Distribution and service fees increased from the three months ended March 31, 2026, primarily due to higher average assets under management in open-end funds.

Expenses

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Employee compensation and benefits	$57,702	$54,554	$3,148	5.8%
Distribution and service fees	16,337	15,189	$1,148	7.6%
General and administrative	18,904	17,169	$1,735	10.1%
Depreciation and amortization	2,574	2,357	$217	9.2%
Total expenses	$95,517	$89,269	$6,248	7.0%
Employee compensation and benefits increased from the three months ended March 31, 2025, primarily due to higher incentive compensation of $1.4 million and salaries of $0.9 million.
Distribution and service fee expenses increased from the three months ended March 31, 2025, primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the three months ended March 31, 2025, primarily due to higher information technology related costs of $0.5 million, expenses of consolidated funds of $0.4 million and higher expenses paid on behalf of certain Company-sponsored funds totaling $0.3 million.
Operating Margin
Operating margin for the three months ended March 31, 2026 increased to 34.4% from 33.6% for the three months ended March 31, 2025. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended March 31, 2026
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$1,035	$4,272	$5,307
Gain (loss) from investments—net	(489)	1,500	1,011
Foreign currency gain (loss)—net	—	759	759
Total non-operating income (loss)	546	6,531	7,077
Net (income) loss attributable to noncontrolling interests	1,148	—	1,148
Non-operating income (loss) attributable to the Company	$1,694	$6,531	$8,225

(in thousands)	Three Months Ended March 31, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$1,140	$4,231	$5,371
Gain (loss) from investments—net	4,208	(655)	3,553
Foreign currency gain (loss)—net	(8)	(1,164)	(1,172)
Total non-operating income (loss)	5,340	2,412	7,752
Net (income) loss attributable to noncontrolling interests	(3,511)	—	(3,511)
Non-operating income (loss) attributable to the Company	$1,829	$2,412	$4,241
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.

Income Taxes
A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
	2026		2025
U.S. federal statutory tax rate	21.0%		21.0%
State and local income taxes, net of federal benefit	3.0		2.9
Nontaxable or nondeductible items:
Nondeductible executive compensation	1.2		2.9
Excess tax deficiencies (benefits) related to the vesting and delivery of restricted stock units	1.7		(6.1)
Valuation allowance	(0.1)		(0.3)
Effect of cross-border tax laws	0.1		—	*
Foreign tax effects	0.2		(0.4)
Changes in unrecognized tax benefits	0.1		(0.4)
Effect of changes in tax laws or rates	—	*	(0.1)
Other	0.2		—	*
Effective income tax rate	27.4%		19.5%
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
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended March 31,
(in thousands, except per share data)	2026		2025
Net income attributable to common stockholders, U.S. GAAP	$42,368		$39,778
Seed investments—net (1)	(3,299)		(50)
Accelerated vesting of restricted stock units	(4)		369
Fund launch and rights offering costs	335		—
Other non-recurring expenses (2)	—		616
Foreign currency (gain) loss—net	(759)		969
Tax effects of adjustments above	1,300		(438)
Tax effects of discrete tax items (3)	751		(2,891)
Net income attributable to common stockholders, as adjusted	$40,692		$38,353

Diluted weighted average shares outstanding	51,595		51,418
Diluted earnings per share, U.S. GAAP	$0.82		$0.77
Seed investments—net (1)	(0.06)		—	*
Accelerated vesting of restricted stock units	—	*	0.01
Fund launch and rights offering costs	0.01		—
Other non-recurring expenses (2)	—		0.01
Foreign currency (gain) loss—net	(0.02)		0.02
Tax effects of adjustments above	0.03		(0.01)
Tax effects of discrete tax items (3)	0.01		(0.05)
Diluted earnings per share, as adjusted	$0.79		$0.75
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents reimbursement of filing fees paid by certain members of senior leadership for the three months ended March 31, 2025.
(3)Includes excess tax benefits/deficiencies related to the vesting and delivery of restricted stock units and unrecognized tax benefit adjustments.

Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Revenue, U.S. GAAP	$145,639	$134,467
Fund related amounts (1)	(1,375)	(677)
Revenue, as adjusted	$144,264	$133,790

Expenses, U.S. GAAP	$95,517	$89,269
Fund related amounts (1)	(1,576)	(940)
Accelerated vesting of restricted stock units	4	(369)
Fund launch and rights offering costs	(335)	—
Other non-recurring expenses (2)	—	(616)
Expenses, as adjusted	$93,610	$87,344

Operating income, U.S. GAAP	$50,122	$45,198
Fund related amounts (1)	201	263
Accelerated vesting of restricted stock units	(4)	369
Fund launch and rights offering costs	335	—
Other non-recurring expenses (2)	—	616
Operating income, as adjusted	$50,654	$46,446

Operating margin, U.S. GAAP	34.4%	33.6%
Operating margin, as adjusted	35.1%	34.7%
_________________________
(1)Represents the impact of consolidated funds and expenses incurred on behalf of certain Company-sponsored funds.
(2)Represents reimbursement of filing fees paid by certain members of senior leadership for the three months ended March 31, 2025.

Non-operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2026	2025
Non-operating income (loss), U.S. GAAP	$7,077	$7,752
Seed investments—net (1)	(2,352)	(3,824)
Foreign currency (gain) loss—net	(759)	969
Non-operating income (loss), as adjusted	$3,966	$4,897
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
The table below summarizes net liquid assets:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$53,094	$145,452
U.S. Treasury securities	144,410	109,480
Liquid seed investments—net	145,374	148,315
Other current assets	87,424	78,874
Current liabilities	(59,791)	(115,115)
Net liquid assets	$370,511	$367,006
Cash and cash equivalents
Cash and cash equivalents are on deposit with major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash.
U.S. Treasury securities
U.S. Treasury securities, recorded at fair value, are directly issued by the U.S. government and were classified as trading investments.
Liquid seed investments—net
Liquid seed investments, recorded at fair value, are generally traded in active markets on major exchanges and can typically be liquidated within a normal settlement cycle. Liquid seed investments include securities held directly for the purpose of establishing performance track records, the Company's economic interest in certain consolidated funds which are presented net of noncontrolling interests and seed investments in funds that are not consolidated.
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. We perform a review of our receivables on an ongoing basis to assess collectability and, based on our analysis as of March 31, 2026, no allowance for uncollectible accounts was required.
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
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles, of which $69.1 million remained unfunded as of March 31, 2026. The timing for funding the remaining portion of our commitments is uncertain.

Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The table below summarizes our cash flows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flow Data:
Net cash provided by (used in) operating activities	$(51,364)	$(108,948)
Net cash provided by (used in) investing activities	(24,813)	2,001
Net cash provided by (used in) financing activities	(13,651)	(10,543)
Net increase (decrease) in cash and cash equivalents	(89,828)	(117,490)
Effect of foreign exchange rate changes on cash and cash equivalents	(460)	471
Cash and cash equivalents, beginning of the period	146,604	183,162
Cash and cash equivalents, end of the period	56,316	66,143
Cash and cash equivalents decreased by $89.8 million, excluding the effect of foreign exchange rate changes, for the three months ended March 31, 2026. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $51.4 million which included net purchases of investments within consolidated funds of $42.5 million. Net cash used in investing activities was $24.8 million. Net cash used in financing activities was $13.7 million, including net contributions from noncontrolling interests of $37.4 million, partially offset by dividends paid to stockholders of $34.5 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $16.9 million.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
The Company’s material contractual obligations, commitments and contingencies as of March 31, 2026 include operating leases, investment commitments and purchase obligations. As of March 31, 2026, there have been no material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2025 other than the items described below.
Investment Commitments
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
On April 30, 2026, we declared a quarterly dividend on our common stock in the amount of $0.67 per share. This dividend will be payable on May 21, 2026 to stockholders of record at the close of business on May 11, 2026.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to the Company’s critical accounting estimates for the three months ended March 31, 2026.

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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of March 31, 2026 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$145,374	$(88,771)	$56,603	$62,263	$50,943
Illiquid seed investments—net	$114,353	$—	$114,353	$125,788	$102,918

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2026	258,923	$64.58	—	—
February 1 through February 28, 2026	2,915	$67.14	—	—
March 1 through March 31, 2026	—	$—	—	—
Total	261,838	$64.61	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	May 1, 2026	Cohen & Steers, Inc.

/s/ Michael Donohue
		Name:	Michael Donohue
		Title:	Interim Chief Financial Officer

Date:	May 1, 2026	Cohen & Steers, Inc.

/s/ Elena Dulik
		Name:	Elena Dulik
		Title:	Senior Vice President & Chief Accounting Officer