Form 10-Q
period 2026-06-30
COHEN & STEERS, INC.
filed 2026-07-31
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 23, 2026 was 51,421,533.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$59,154	$145,452
Investments ($157,089 and $116,303) (1)	553,044	436,485
Accounts receivable	83,541	79,775
Due from brokers ($220 and $90) (1)	945	1,865
Property and equipment—net	60,797	65,068
Operating lease right-of-use assets—net	94,521	97,342
Goodwill and intangible assets—net	19,752	20,040
Other assets ($1,470 and $986) (1)	29,225	30,667
Total assets	$900,979	$876,694

Liabilities:
Accrued compensation and benefits	$43,945	$80,614
Distribution and service fees payable	8,265	8,623
Operating lease liabilities	134,390	138,326
Income tax payable	1,748	1,650
Due to brokers ($715 and $318) (1)	1,942	319
Other liabilities and accrued expenses ($460 and $673) (1)	15,321	13,314
Total liabilities	205,611	242,846
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	41,104	22,805
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 58,924,795 shares issued and 51,416,875 shares outstanding at June 30, 2026 and 58,275,965 shares issued and 51,032,114 shares outstanding at December 31, 2025	589	583
Additional paid-in capital	1,017,499	992,948
Accumulated deficit	(85,063)	(105,806)
Accumulated other comprehensive loss	(5,354)	(4,657)
Treasury stock, at cost, 7,507,920 and 7,243,851 shares at June 30, 2026 and December 31, 2025, respectively	(338,296)	(321,115)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	589,375	561,953
Nonredeemable noncontrolling interests	64,889	49,090
Total stockholders’ equity	654,264	611,043
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$900,979	$876,694
_________________________
(1)    Amounts in parentheses represent balances attributable to certain consolidated investment vehicles that are considered variable interest entities (VIEs) at June 30, 2026 and December 31, 2025. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Investment advisory and administration fees	$144,285	$128,545	$281,111	$255,316
Distribution and service fees	7,919	7,166	15,974	14,350
Other	526	415	1,284	927
Total revenue	152,730	136,126	298,369	270,593
Expenses:
Employee compensation and benefits	61,506	56,640	119,208	111,194
Distribution and service fees	16,890	15,706	33,227	30,895
General and administrative	18,953	18,078	37,857	35,247
Depreciation and amortization	2,606	2,375	5,180	4,732
Total expenses	99,955	92,799	195,472	182,068
Operating income	52,775	43,327	102,897	88,525
Non-operating income (loss):
Interest and dividend income	5,218	6,315	10,525	11,686
Gain (loss) from investments—net	14,186	6,715	15,197	10,268
Foreign currency gain (loss)—net	(166)	(2,523)	593	(3,695)
Total non-operating income (loss)	19,238	10,507	26,315	18,259
Income before provision for income taxes	72,013	53,834	129,212	106,784
Provision for income taxes	16,447	12,062	32,426	21,723
Net income	55,566	41,772	96,786	85,061
Net (income) loss attributable to noncontrolling interests	(6,223)	(4,923)	(5,075)	(8,434)
Net income attributable to common stockholders	$49,343	$36,849	$91,711	$76,627

Earnings per share attributable to common stockholders:
Basic	$0.96	$0.72	$1.78	$1.50
Diluted	$0.95	$0.72	$1.77	$1.49

Weighted average shares outstanding:
Basic	51,545	51,165	51,493	51,112
Diluted	51,861	51,471	51,729	51,445

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$55,566	$41,772	$96,786	$85,061
Net (income) loss attributable to noncontrolling interests	(6,223)	(4,923)	(5,075)	(8,434)
Net income attributable to common stockholders	49,343	36,849	91,711	76,627
Other comprehensive income (loss):
Foreign currency translation gain (loss)	26	3,965	(697)	6,067
Total comprehensive income attributable to common stockholders	$49,369	$40,814	$91,014	$82,694

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2026	$589	$1,004,985	$(98,910)	$(5,380)	$(337,933)	$59,948	$623,299	$43,671
Dividends ($0.67 per share)	—	—	(35,496)	—	—	—	(35,496)	—
Issuance of common stock	—	315	—	—	31	—	346	—
Repurchase of common stock	—	—	—	—	(394)	—	(394)	—
Issuance of restricted stock units—net	—	1,158	—	—	—	—	1,158	—
Amortization of restricted stock units—net	—	11,041	—	—	—	—	11,041	—
Net income (loss)	—	—	49,343	—	—	4,941	54,284	1,282
Other comprehensive income (loss)	—	—	—	26	—	—	26	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	—	—	7,700
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(11,549)
June 30, 2026	$589	$1,017,499	$(85,063)	$(5,354)	$(338,296)	$64,889	$654,264	$41,104

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
April 1, 2025	$582	$955,669	$(121,933)	$(7,923)	$(318,708)	$11,955	$519,642	$121,710
Dividends ($0.62 per share)	—	—	(32,426)	—	—	—	(32,426)	—
Issuance of common stock	—	262	—	—	32	—	294	—
Repurchase of common stock	—	—	—	—	(621)	—	(621)	—
Issuance of restricted stock units—net	—	913	—	—	—	—	913	—
Amortization of restricted stock units—net	—	11,840	—	—	—	—	11,840	—
Net income (loss)	—	—	36,849		—	68	36,917	4,855
Other comprehensive income (loss)	—	—	—	3,965	—	—	3,965	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	547	547	105,212
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(230,527)
June 30, 2025	$582	$968,684	$(117,510)	$(3,958)	$(319,297)	$12,570	$541,071	$1,250

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)—(Continued)
(in thousands, except per share data)

	Six Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2026	$583	$992,948	$(105,806)	$(4,657)	$(321,115)	$49,090	$611,043	$22,805
Dividends ($1.34 per share)	—	—	(70,968)	—	—	—	(70,968)	—
Issuance of common stock	6	681	—	—	130	—	817	—
Repurchase of common stock	—	—	—	—	(17,311)	—	(17,311)	—
Issuance of restricted stock units—net	—	2,698	—	—	—	—	2,698	—
Amortization of restricted stock units—net	—	21,172	—	—	—	—	21,172	—
Net income (loss)	—	—	91,711	—	—	4,444	96,155	631
Other comprehensive income (loss)	—	—	—	(697)	—	—	(697)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	11,355	11,355	37,744
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(20,076)
June 30, 2026	$589	$1,017,499	$(85,063)	$(5,354)	$(338,296)	$64,889	$654,264	$41,104

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2025	$575	$943,281	$(129,339)	$(10,025)	$(292,781)	$9,732	$521,443	$53,460
Dividends ($1.24 per share)	—	—	(64,798)	—	—	—	(64,798)	—
Issuance of common stock	7	592	—	—	82	—	681	—
Repurchase of common stock	—	—	—	—	(26,598)	—	(26,598)	—
Issuance of restricted stock units—net	—	2,042	—	—	—	—	2,042	—
Amortization of restricted stock units—net	—	22,769	—	—	—	—	22,769	—
Net income (loss)	—	—	76,627	—	—	30	76,657	8,404
Other comprehensive income (loss)	—	—	—	6,067	—	—	6,067	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	2,808	2,808	169,913
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(230,527)
June 30, 2025	$582	$968,684	$(117,510)	$(3,958)	$(319,297)	$12,570	$541,071	$1,250
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$96,786	$85,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	22,081	23,540
Depreciation and amortization	6,254	5,659
Non-cash lease expense	2,697	2,629
Amortization (accretion) of premium (discount) on U.S. Treasury securities	397	1,375
(Gain) loss from investments—net	(15,197)	(10,268)
Deferred income taxes	7,274	3,478
Foreign currency (gain) loss	(22)	1,952
Changes in operating assets and liabilities:
Accounts receivable	(4,209)	1,985
Due from brokers	735	(13,005)
Investments held by consolidated funds	(51,060)	(242,211)
Other assets	(3,093)	(2,254)
Accrued compensation and benefits	(36,669)	(31,102)
Distribution and service fees payable	(358)	(148)
Operating lease liabilities	(3,787)	(2,987)
Due to brokers	1,374	6,402
Income tax payable	(1,821)	(9,811)
Other liabilities and accrued expenses	(5,357)	3,120
Net cash provided by (used in) operating activities	16,025	(176,585)
Cash flows from investing activities:
Purchases of investments	(340,575)	(161,776)
Proceeds from sales and maturities of investments	281,726	169,517
Purchases of property and equipment	(1,020)	(3,209)
Net cash provided by (used in) investing activities	(59,869)	4,532
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	694	579
Repurchase of common stock for employee tax withholding	(17,311)	(26,598)
Dividends to stockholders	(69,055)	(63,423)
Net contributions (distributions) from noncontrolling interests	45,104	172,721
Other	(15)	(15)
Net cash provided by (used in) financing activities	(40,583)	83,264
Net increase (decrease) in cash and cash equivalents	(84,427)	(88,789)
Effect of foreign exchange rate changes on cash and cash equivalents	(333)	1,357
Cash and cash equivalents, beginning of the period	146,604	183,162
Cash and cash equivalents, end of the period	$61,844	$95,730
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of June 30,
(in thousands)	2026	2025
Cash and cash equivalents	$59,154	$95,372
Cash included in investments (1)	2,690	358
Total cash and cash equivalents within condensed consolidated statements of cash flows	$61,844	$95,730
________________________
(1)    Cash included in investments represents operating cash held in consolidated funds.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $1.9 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026 and 2025, the Company deconsolidated certain funds resulting in a non-cash reduction of $20.1 million and $230.5 million, respectively, from both investments and redeemable noncontrolling interests.
During the six months ended June 30, 2026 and 2025, the Company's consolidated exchange-traded funds had non-cash in-kind net subscriptions of $4.0 million and $20.1 million, respectively.
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

2. Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements set forth herein include the accounts of CNS and its direct and indirect subsidiaries, as well as certain investment vehicles that it is required to consolidate. Intercompany balances and transactions have been eliminated in consolidation.

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
The Company records noncontrolling interests in consolidated funds for which the Company’s ownership is less than 100%.

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Client domicile:
North America	$133,871	$118,644	$261,635	$235,924
Japan	7,472	7,595	14,989	15,402
Europe, Middle East and Africa	6,552	5,601	12,208	10,791
Asia Pacific excluding Japan	4,835	4,286	9,537	8,476
Total	$152,730	$136,126	$298,369	$270,593

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Investment vehicle:
Open-end funds	$88,943	$78,194	$172,806	$155,548
Institutional accounts	35,752	32,854	70,294	65,021
Closed-end funds	28,035	25,078	55,269	50,024
Total	$152,730	$136,126	$298,369	$270,593

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
4. Investments

The following table summarizes the Company's investments:

(in thousands)	June 30, 2026	December 31, 2025
Equity investments at fair value	$329,580	$271,034
Trading	223,455	165,443
Equity method	9	8
Total investments	$553,044	$436,485

The following table summarizes the amounts related to the Company's VIEs for which it is not the primary beneficiary:

(in thousands)	June 30, 2026	December 31, 2025
Investments	$4,667	$325
Receivables	$1,046	$791
Payables	$1,147	$992
The Company’s maximum exposure to loss associated with these VIEs is limited to its investments and uncollected receivables.
The following table summarizes net unrealized gains from investments still held at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net unrealized gains (losses) during the period on investments still held at the end of the period	$15,673	$6,437	$20,366	$8,863

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
5. Fair Value
The following tables present assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$30,224	$—	$—	$—	$30,224
Equity investments at fair value:
Equity securities	$122,228	$119,034	$—	$144	$241,406
Limited partnership interests	—	—	84,682	3,492	88,174
Total	122,228	119,034	84,682	3,636	329,580
Trading investments:
Fixed income	—	223,455	—	—	223,455
Equity method investments	—	—	—	9	9

Total investments	$122,228	$342,489	$84,682	$3,645	$553,044

Derivatives - assets:
Total return swaps	$—	$1,924	$—	$—	$1,924
Forward contracts - foreign exchange	—	224	—	—	224
Total	$—	$2,148	$—	$—	$2,148
Derivatives - liabilities:
Total return swaps	$—	$945	$—	$—	$945
Forward contracts - foreign exchange	—	3	—	—	3
Total	$—	$948	$—	$—	$948

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
Equity investments at fair value include certain investments for which the Company has elected the fair value option that otherwise would be accounted for under the equity method. The fair value option was elected to align the measurement and recognition of gains and losses with the Company's other seed investments.
Equity investments at fair value for which the Company has elected the fair value option include:
•Seed investments in certain active exchange-traded funds (ETFs) that are classified as Level 1; and
•Seed investment in Cohen & Steers Income Opportunities REIT, Inc. (CNSREIT) classified as Level 2. Quoted prices in active markets are not available for CNSREIT and fair value is determined using the monthly published net asset value (NAV), which is an observable transaction price. Shares of CNSREIT are not actively traded, as subscriptions and redemptions are permitted on a monthly basis.
The following tables summarize amounts related to the investments for which the fair value option has been elected:

(in thousands)	June 30, 2026	December 31, 2025
	Fair value
CNSREIT	$119,032	$80,865
Cohen & Steers Short Duration Preferred and Income Active ETF	$19,801	N/A
Cohen & Steers Natural Resources Active ETF	$19,703	$17,906
Cohen & Steers Infrastructure Opportunities Active ETF	$16,846	N/A

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	June 30, 2026	December 31, 2025
	Ownership Interest
CNSREIT	35.1%	36.9%
Cohen & Steers Short Duration Preferred and Income Active ETF	42.5%	N/A
Cohen & Steers Natural Resources Active ETF	21.7%	35.7%
Cohen & Steers Infrastructure Opportunities Active ETF	38.1%	N/A
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
Investments measured using NAV (or its equivalent) as a practical expedient primarily consist of limited partnership interests in private real estate funds. As of June 30, 2026 and December 31, 2025, the Company did not have the ability to redeem its interests in certain of these investments and others may be redeemed subject to certain restrictions. These investments have not been classified in the fair value hierarchy and are presented in the above tables to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
Total return swap contracts classified as Level 2 were valued based on the underlying futures contracts or equity indices.
Foreign currency exchange contracts classified as Level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$79,825	$39,451	$65,335	$32,552
Purchases/contributions	85	119	14,101	7,311
Realized and unrealized gains (losses)	4,772	(323)	5,246	(616)
Balance at end of period	$84,682	$39,247	$84,682	$39,247
The following tables summarize the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of June 30, 2026 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$84,682	Discounted cash flow	Discount rate Terminal capitalization rate	6.75% - 9.50% 5.25% - 8.00%	8.63% 7.20%

	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$65,335	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.00% 5.25% - 8.75%	8.82% 7.40%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of outstanding derivative financial instruments:

	As of June 30, 2026
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$84,369	$1,924	$945
Forward contracts - foreign exchange	7,955	171	—
Total corporate derivatives	92,324	2,095	945
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	35,438	53	3

Total	$127,762	$2,148	$948

	As of December 31, 2025
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$92,451	$353	$1,964
Forward contracts - foreign exchange	7,786	173	4
Total corporate derivatives	100,237	526	1,968
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	37,067	260	51

Total	$137,304	$786	$2,019
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
Derivatives held by consolidated funds are comprised of forward foreign exchange contracts to economically hedge currency exposure.
The following table summarizes the collateral related to derivative financial instruments:

(in thousands)	June 30, 2026	December 31, 2025
Collateral pledged	$264	$1,764
Collateral received	$970	$260

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Corporate derivatives:
Total return swaps	$(453)	$(1,754)	$(5,959)	$(3,683)
Forward contracts - foreign exchange	(287)	(137)	2	(617)
Total corporate derivatives	(740)	(1,891)	(5,957)	(4,300)
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	408	—	50	9

Total (1)	$(332)	$(1,891)	$(5,907)	$(4,291)
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

7. Earnings Per Share

The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$55,566	$41,772	$96,786	$85,061
Net (income) loss attributable to noncontrolling interests	(6,223)	(4,923)	(5,075)	(8,434)
Net income attributable to common stockholders	$49,343	$36,849	$91,711	$76,627
Basic weighted average shares outstanding	51,545	51,165	51,493	51,112
Dilutive potential shares from restricted stock units	316	306	236	333
Diluted weighted average shares outstanding	51,861	51,471	51,729	51,445

Basic earnings per share attributable to common stockholders	$0.96	$0.72	$1.78	$1.50
Diluted earnings per share attributable to common stockholders	$0.95	$0.72	$1.77	$1.49

Anti-dilutive common stock equivalents excluded from the calculation	44	33	71	25

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes includes U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026	2025
U.S. federal statutory tax rate	21.0%		21.0%		21.0%	21.0%
State and local income taxes, net of federal benefit	3.0		3.0		3.0	2.9
Nontaxable or nondeductible items:
Nondeductible executive compensation	1.6		1.5		1.4	2.2
Excess tax deficiencies (benefits) related to the vesting and delivery of restricted stock units	—	*	0.4		0.8	(3.1)
Valuation allowance	(0.8)		(0.2)		(0.5)	(0.2)
Changes in unrecognized tax benefits	0.1		(0.5)		0.1	(0.5)
Effect of cross-border tax laws	0.1		—	*	0.1	—	*
Foreign tax effects	—	*	(0.4)		0.1	(0.2)
Other	—	*	(0.1)		0.1	—	*
Effective income tax rate	25.0%		24.7%		26.1%	22.1%
_________________________
*    Percentage rounds to less than 0.1%.

9. Related Party Transactions

The Company is an investment adviser, has administration agreements with and provides services to Company-sponsored funds and investment products for which certain employees are officers and/or directors. See discussion of commitments to Company-sponsored vehicles in Note 11, Commitments and Contingencies.
The following table summarizes revenue earned from these affiliated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Investment advisory and administration fees	$105,976	$93,252	$206,037	$185,144
Distribution and service fees	7,919	7,166	15,974	14,350
Total	$113,895	$100,418	$222,011	$199,494

The following table summarizes outstanding balances with related parties:

(in thousands)	June 30, 2026	December 31, 2025
Receivables from Company-sponsored funds	$41,222	$39,118
Amounts due from CNSREIT (1)	$11,871	$10,833
Payables to Company-sponsored funds	$437	$653
________________________
(1)Amounts related to services already provided of $3.8 million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively, are included in accounts receivable; the remaining amounts of $8.1 million and $7.8 million as of June 30, 2026 and December 31, 2025, respectively, are included in other assets.

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
Borrowings under the Amended Credit Agreement may be used for working capital and other general corporate purposes. The Amended Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of June 30, 2026, the Company was in compliance with these covenants.

11. Commitments and Contingencies

From time to time, the Company may be involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to a total of $175.0 million in certain of our investment vehicles. As of June 30, 2026, the Company had funded $136.5 million of these commitments. The timing for funding the remaining portion of our commitments is uncertain.

12. Segment Information
The Company provides investment management and related services to various investment vehicles and client accounts. The Company uses a consolidated approach to assess performance and allocate resources and as such operates in a single reportable segment. The Company’s Executive Committee is the chief operating decision maker (CODM) and regularly receives financial information and management reports that are prepared on a consolidated basis. The CODM uses net income as reported on the condensed consolidated statements of operations, total assets as reported on the condensed consolidated statements of financial condition and other metrics to monitor performance against specific business objectives, evaluate performance against peers and benchmarks, manage expenses and allocate capital. The CODM receives expense information prepared on the same basis as the Company’s condensed consolidated statements of operations and is not provided with any financial measures that differ from those used in the condensed consolidated financial statements.

13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the condensed consolidated financial statements were issued. Other than the items described below, the Company determined that there were no additional subsequent events that require disclosure and/or adjustment.
On July 15, 2026, the Company completed a rights offering for its closed-end fund, Cohen & Steers Quality Income Realty Fund, Inc. The offering raised approximately $220 million in proceeds, including leverage, for the fund. The Company expects to incur additional costs of approximately $5.5 million in connection with the offering.
On July 30, 2026, the Company declared a quarterly dividend on its common stock in the amount of $0.67 per share. This dividend will be payable on August 20, 2026 to stockholders of record at the close of business on August 10, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us" and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Our primary investment strategies include U.S. real estate, preferred securities, global/international real estate, global listed infrastructure, real assets multi-strategy, global natural resource equities, and private real estate solutions. Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including U.S. and non-U.S. registered funds (which include active exchange-traded funds (ETFs)), other commingled vehicles, separate accounts and subadvised portfolios.
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
Our revenue from the wealth channel is derived from investment advisory, administration, distribution and service fees from open-end funds, including ETFs, and closed-end funds as well as other commingled vehicles. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Investment advisory fee rates vary based on the vehicle, investment strategy, fees charged by other comparable products and prevailing market conditions. Investment administration fees from open-end funds and certain closed-end funds are designed to reimburse us for the cost of providing these services. The investment advisory and administration agreements are generally terminable upon specified notice periods and may also require a majority vote of the fund’s board of directors for certain contracts.
Our revenue fluctuates with changes in the total value of our assets under management, which may occur as a result of market appreciation and depreciation, contributions to or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
Macroeconomic Environment
Global economic conditions remained volatile through the second quarter of 2026, with many of the uncertainties that characterized the first quarter continuing to influence markets. Investors remained focused on the potential economic implications of artificial intelligence adoption, conditions within private credit markets, and ongoing geopolitical developments in the Middle East and their potential effects on commodity prices and inflation. Central banks continued to balance gradual progress on core inflation against signs of moderating employment growth and energy prices, and policy uncertainty remained a driver of market dynamics even as corporate fundamentals were generally upbeat.

Investment Performance at June 30, 2026
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
(2)    © 2026 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at June 30, 2026. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Assets Under Management
Below is a discussion of our assets under management for the quarter ended June 30, 2026. For additional details, please refer to the tables on pages 21 - 24.
Assets under management at June 30, 2026 increased 12.6% to $100.1 billion from $88.9 billion at June 30, 2025.
Open-end funds
Assets under management in open-end funds at June 30, 2026 increased 14.0% to $49.0 billion from $43.0 billion at June 30, 2025. Activity during the six months ended June 30, 2026 included:
•Net inflows of $2.0 billion including $674 million into U.S. real estate, $530 million into real assets multi-strategy (included in "Other") and $331 million into preferred securities;
•Market appreciation of $4.3 billion including $3.5 billion from U.S. real estate; and

•Distributions of $755 million including $368 million from U.S. real estate and $273 million from preferred securities, of which $542 million was reinvested and included in net flows.
Institutional accounts
Assets under management in institutional accounts at June 30, 2026 increased 12.0% to $38.5 billion from $34.4 billion at June 30, 2025. Activity during the six months ended June 30, 2026 included:
Advisory accounts:
•Net outflows of $54 million including $362 million from global/international real estate, partially offset by net inflows of $134 million into global listed infrastructure and $126 million into U.S. real estate; and
•Market appreciation of $2.1 billion including $1.0 billion from U.S. real estate, $546 million from global/international real estate and $485 million from global listed infrastructure.
Subadvisory accounts:
•Net outflows of $162 million including $184 million from global/international real estate, partially offset by net inflows of $62 million into U.S. real estate;
•Market appreciation of $1.9 billion including $1.1 billion from U.S. real estate and $501 million from global/international real estate; and
•Distributions of $306 million including $286 million from U.S. real estate.
Closed-end funds
Assets under management in closed-end funds at June 30, 2026 increased 8.6% to $12.6 billion from $11.6 billion at June 30, 2025. Activity during the six months ended June 30, 2026 included:
•Market appreciation of $868 million including $378 million from global listed infrastructure and $355 million from U.S. real estate; and
•Distributions of $334 million including $113 million from U.S. real estate and $107 million from global listed infrastructure.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Open-end Funds
Assets under management, beginning of period	$44,841	$42,298	$43,437	$40,962
Inflows	4,275	3,072	7,633	6,591
Outflows	(2,821)	(2,787)	(5,624)	(5,721)
Net inflows (outflows)	1,454	285	2,009	870
Market appreciation (depreciation)	3,147	816	4,302	1,849
Distributions	(449)	(437)	(755)	(719)
Total increase (decrease)	4,152	664	5,556	2,000
Assets under management, end of period	$48,993	$42,962	$48,993	$42,962
Average assets under management	$48,111	$42,110	$46,716	$41,959

Institutional Accounts
Assets under management, beginning of period	$36,029	$33,886	$35,060	$33,563
Inflows	1,372	651	2,475	1,751
Outflows	(1,529)	(1,170)	(2,691)	(2,636)
Net inflows (outflows)	(157)	(519)	(216)	(885)
Market appreciation (depreciation)	2,801	1,190	3,985	2,043
Distributions	(150)	(171)	(306)	(335)
Total increase (decrease)	2,494	500	3,463	823
Assets under management, end of period	$38,523	$34,386	$38,523	$34,386
Average assets under management	$38,272	$33,844	$37,501	$33,736

Closed-end Funds
Assets under management, beginning of period	$12,258	$11,395	$12,047	$11,289
Inflows	1	103	2	106
Outflows	—	—	—	—
Net inflows (outflows)	1	103	2	106
Market appreciation (depreciation)	493	244	868	501
Distributions	(169)	(154)	(334)	(308)
Total increase (decrease)	325	193	536	299
Assets under management, end of period	$12,583	$11,588	$12,583	$11,588
Average assets under management	$12,594	$11,289	$12,482	$11,321

Total
Assets under management, beginning of period	$93,128	$87,579	$90,544	$85,814
Inflows	5,648	3,826	10,110	8,448
Outflows	(4,350)	(3,957)	(8,315)	(8,357)
Net inflows (outflows)	1,298	(131)	1,795	91
Market appreciation (depreciation)	6,441	2,250	9,155	4,393
Distributions	(768)	(762)	(1,395)	(1,362)
Total increase (decrease)	6,971	1,357	9,555	3,122
Assets under management, end of period	$100,099	$88,936	$100,099	$88,936
Average assets under management	$98,977	$87,243	$96,699	$87,016

Assets Under Management - Institutional Accounts
By Account Type
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advisory
Assets under management, beginning of period	$21,679	$19,703	$20,843	$19,272
Inflows	592	436	1,300	1,033
Outflows	(856)	(848)	(1,354)	(1,553)
Net inflows (outflows)	(264)	(412)	(54)	(520)
Market appreciation (depreciation)	1,490	754	2,116	1,293
Total increase (decrease)	1,226	342	2,062	773
Assets under management, end of period	$22,905	$20,045	$22,905	$20,045
Average assets under management	$22,752	$19,789	$22,371	$19,686

Subadvisory
Assets under management, beginning of period	$14,350	$14,183	$14,217	$14,291
Inflows	780	215	1,175	718
Outflows	(673)	(322)	(1,337)	(1,083)
Net inflows (outflows)	107	(107)	(162)	(365)
Market appreciation (depreciation)	1,311	436	1,869	750
Distributions	(150)	(171)	(306)	(335)
Total increase (decrease)	1,268	158	1,401	50
Assets under management, end of period	15,618	14,341	15,618	14,341
Average assets under management	$15,520	$14,055	$15,130	$14,050

Total Institutional Accounts
Assets under management, beginning of period	$36,029	$33,886	$35,060	$33,563
Inflows	1,372	651	2,475	1,751
Outflows	(1,529)	(1,170)	(2,691)	(2,636)
Net inflows (outflows)	(157)	(519)	(216)	(885)
Market appreciation (depreciation)	2,801	1,190	3,985	2,043
Distributions	(150)	(171)	(306)	(335)
Total increase (decrease)	2,494	500	3,463	823
Assets under management, end of period	$38,523	$34,386	$38,523	$34,386
Average assets under management	$38,272	$33,844	$37,501	$33,736

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Real Estate
Assets under management, beginning of period	$44,569	$43,591	$43,503	$42,930
Inflows	3,063	1,909	5,240	4,228
Outflows	(2,180)	(1,560)	(4,377)	(4,096)
Net inflows (outflows)	883	349	863	132
Market appreciation (depreciation)	4,495	466	5,952	1,716
Distributions	(397)	(434)	(768)	(796)
Transfers	—	—	—	(10)
Total increase (decrease)	4,981	381	6,047	1,042
Assets under management, end of period	$49,550	$43,972	$49,550	$43,972
Average assets under management	$48,506	$43,172	$46,906	$43,257

Preferred Securities
Assets under management, beginning of period	$17,848	$18,207	$18,081	$18,330
Inflows	953	738	1,803	1,585
Outflows	(772)	(1,218)	(1,489)	(2,141)
Net inflows (outflows)	181	(480)	314	(556)
Market appreciation (depreciation)	532	351	349	472
Distributions	(190)	(176)	(373)	(354)
Transfers	—	—	—	10
Total increase (decrease)	523	(305)	290	(428)
Assets under management, end of period	$18,371	$17,902	$18,371	$17,902
Average assets under management	$18,265	$17,792	$18,228	$18,086

Global/International Real Estate
Assets under management, beginning of period	$14,361	$13,129	$14,273	$13,058
Inflows	493	403	1,125	863
Outflows	(896)	(426)	(1,482)	(1,052)
Net inflows (outflows)	(403)	(23)	(357)	(189)
Market appreciation (depreciation)	1,205	915	1,256	1,157
Distributions	(47)	(41)	(56)	(46)
Total increase (decrease)	755	851	843	922
Assets under management, end of period	$15,116	$13,980	$15,116	$13,980
Average assets under management	$15,199	$13,521	$15,114	$13,347

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Global Listed Infrastructure
Assets under management, beginning of period	$12,589	$9,710	$11,456	$8,793
Inflows	442	460	837	1,212
Outflows	(285)	(439)	(584)	(605)
Net inflows (outflows)	157	21	253	607
Market appreciation (depreciation)	245	403	1,336	810
Distributions	(98)	(82)	(152)	(128)
Transfers	(189)	—	(189)	(30)
Total increase (decrease)	115	342	1,248	1,259
Assets under management, end of period	$12,704	$10,052	$12,704	$10,052
Average assets under management	$12,828	$9,829	$12,558	$9,441

Other
Assets under management, beginning of period	$3,761	$2,942	$3,231	$2,703
Inflows	697	316	1,105	560
Outflows	(217)	(314)	(383)	(463)
Net inflows (outflows)	480	2	722	97
Market appreciation (depreciation)	(36)	115	262	238
Distributions	(36)	(29)	(46)	(38)
Transfers	189	—	189	30
Total increase (decrease)	597	88	1,127	327
Assets under management, end of period	$4,358	$3,030	$4,358	$3,030
Average assets under management	$4,179	$2,929	$3,893	$2,885

Total
Assets under management, beginning of period	$93,128	$87,579	$90,544	$85,814
Inflows	5,648	3,826	10,110	8,448
Outflows	(4,350)	(3,957)	(8,315)	(8,357)
Net inflows (outflows)	1,298	(131)	1,795	91
Market appreciation (depreciation)	6,441	2,250	9,155	4,393
Distributions	(768)	(762)	(1,395)	(1,362)
Total increase (decrease)	6,971	1,357	9,555	3,122
Assets under management, end of period	$100,099	$88,936	$100,099	$88,936
Average assets under management	$98,977	$87,243	$96,699	$87,016

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP results:
Revenue	$152,730	$136,126	$298,369	$270,593
Net income	$49,343	$36,849	$91,711	$76,627
Diluted EPS	$0.95	$0.72	$1.77	$1.49
Operating margin	34.6%	31.8%	34.5%	32.7%
Fee Rate (ex. performance fees)	58.5 bps	59.1 bps	58.7 bps	59.2 bps

As Adjusted results (non-GAAP):
Revenue	$151,837	$135,320	$296,101	$269,110
Net income	$43,968	$37,324	$84,660	$75,677
Diluted EPS	$0.85	$0.73	$1.64	$1.47
Operating margin	36.3%	33.6%	35.7%	34.2%
Fee Rate (ex. performance fees)	58.1 bps	58.7 bps	58.2 bps	58.8 bps

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Revenue

(in thousands)	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$80,498	$70,613	$9,885	14.0%
Institutional accounts	35,752	32,854	$2,898	8.8%
Closed-end funds	28,035	25,078	$2,957	11.8%
Total	144,285	128,545	$15,740	12.2%
Distribution and service fees	7,919	7,166	$753	10.5%
Other	526	415	$111	26.7%
Total revenue	$152,730	$136,126	$16,604	12.2%
Investment advisory and administration fees increased from the three months ended June 30, 2025, primarily due to higher average assets under management.
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.1 bps and 67.3 bps for the three months ended June 30, 2026 and 2025, respectively.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.5 bps and 38.9 bps for the three months ended June 30, 2026 and 2025, respectively. The decrease in the implied annualized effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.3 bps and 89.1 bps for the three months ended June 30, 2026 and 2025, respectively.
Distribution and service fees increased from the three months ended June 30, 2025, primarily due to higher average assets under management in U.S. open-end funds, partially offset by a shift into lower fee paying share classes.

Expenses

(in thousands)	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Employee compensation and benefits	$61,506	$56,640	$4,866	8.6%
Distribution and service fees	16,890	15,706	$1,184	7.5%
General and administrative	18,953	18,078	$875	4.8%
Depreciation and amortization	2,606	2,375	$231	9.7%
Total expenses	$99,955	$92,799	$7,156	7.7%
Employee compensation and benefits increased from the three months ended June 30, 2025, primarily due to higher incentive compensation of $3.1 million associated with increased revenue and higher salaries of $1.3 million.
Distribution and service fees increased from the three months ended June 30, 2025, primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the three months ended June 30, 2025, primarily due to fund organization cost related to the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering of $1.1 million.
Operating Margin
Operating margin for the three months ended June 30, 2026 increased to 34.6% from 31.8% for the three months ended June 30, 2025. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)

(in thousands)	Three Months Ended June 30, 2026
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$840	$4,378	$5,218
Gain (loss) from investments—net	8,619	5,567	14,186
Foreign currency gain (loss)—net	—	(166)	(166)
Total non-operating income (loss)	9,459	9,779	19,238
Net (income) loss attributable to noncontrolling interests	(6,223)	—	(6,223)
Non-operating income (loss) attributable to the Company	$3,236	$9,779	$13,015

(in thousands)	Three Months Ended June 30, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$2,103	$4,212	$6,315
Gain (loss) from investments—net	4,909	1,806	6,715
Foreign currency gain (loss)—net	(245)	(2,278)	(2,523)
Total non-operating income (loss)	6,767	3,740	10,507
Net (income) loss attributable to noncontrolling interests	(4,923)	—	(4,923)
Non-operating income (loss) attributable to the Company	$1,844	$3,740	$5,584
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.
Income Taxes
The Company’s effective income tax rate for the three months ended June 30, 2026 was 25.0%, compared with 24.7% for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Revenue

(in thousands)	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Investment advisory and administration fees
Open-end funds	$155,548	$140,271	$15,277	10.9%
Institutional accounts	70,294	65,021	$5,273	8.1%
Closed-end funds	55,269	50,024	$5,245	10.5%
Total	281,111	255,316	$25,795	10.1%
Distribution and service fees	15,974	14,350	$1,624	11.3%
Other	1,284	927	$357	38.5%
Total revenue	$298,369	$270,593	$27,776	10.3%
Investment advisory and administration fees increased from the six months ended June 30, 2025, primarily due to higher average assets under management.
Total investment advisory and administration fees from open-end funds compared with average assets under management implied an annualized effective fee rate of 67.1 bps and 67.4 bps for the six months ended June 30, 2026 and 2025, respectively.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.8 bps and 38.9 bps for the six months ended June 30, 2026 and 2025, respectively. The decrease in the implied annualized effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.3 bps and 89.1 bps for the six months ended June 30, 2026 and 2025, respectively.
Distribution and service fees increased from the six months ended June 30, 2025, primarily due to higher average assets under management in U.S. open-end funds.
Expenses

(in thousands)	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Employee compensation and benefits	$119,208	$111,194	$8,014	7.2%
Distribution and service fees	33,227	30,895	$2,332	7.5%
General and administrative	37,857	35,247	$2,610	7.4%
Depreciation and amortization	5,180	4,732	$448	9.5%
Total expenses	$195,472	$182,068	$13,404	7.4%
Employee compensation and benefits increased from the six months ended June 30, 2025, primarily due to higher incentive compensation of $4.5 million associated with increased revenue and higher salaries of $2.2 million.
Distribution and service fees increased from the six months ended June 30, 2025, primarily due to higher average assets under management in U.S. open-end funds.
General and administrative expenses increased from the six months ended June 30, 2025, primarily due to fund organization costs related to the RQI rights offering and increased investments in scaling the Company's ETF vehicles of $1.4 million, higher expenses paid on behalf of certain Company-sponsored funds totaling $0.5 million and higher information technology related costs of $0.5 million.

Operating Margin
Operating margin for the six months ended June 30, 2026 increased to 34.5% from 32.7% for the six months ended June 30, 2025.
Non-operating Income (Loss)

(in thousands)	Six Months Ended June 30, 2026
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$1,875	$8,650	$10,525
Gain (loss) from investments—net	8,130	7,067	15,197
Foreign currency gain (loss)—net	—	593	593
Total non-operating income (loss)	10,005	16,310	26,315
Net (income) loss attributable to noncontrolling interests	(5,075)	—	(5,075)
Non-operating income (loss) attributable to the Company	$4,930	$16,310	$21,240

(in thousands)	Six Months Ended June 30, 2025
	Consolidated Funds (1)	Corporate - Seed and Other	Total
Interest and dividend income	$3,243	$8,443	$11,686
Gain (loss) from investments—net	9,117	1,151	10,268
Foreign currency gain (loss)—net	(253)	(3,442)	(3,695)
Total non-operating income (loss)	12,107	6,152	18,259
Net (income) loss attributable to noncontrolling interests	(8,434)	—	(8,434)
Non-operating income (loss) attributable to the Company	$3,673	$6,152	$9,825
_________________________
(1)Represents seed investments in funds that we are required to consolidate under U.S. GAAP.

Income Taxes
The Company’s effective income tax rate for the six months ended June 30, 2026 was 26.1%, compared with 22.1% for the six months ended June 30, 2025. The higher effective income tax rate in 2026 was primarily attributable to the tax impact of the vesting and delivery of restricted stock units.

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
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per share data)	2026		2025		2026	2025
Net income attributable to common stockholders, U.S. GAAP	$49,343		$36,849		$91,711	$76,627
Seed investments—net (1)	(8,974)		(3,523)		(12,273)	(3,573)
Accelerated vesting of restricted stock units	771		1,835		767	2,204
Fund launch and rights offering costs	1,264		—		1,599	—
Other non-recurring expenses (2)	—		—		—	616
Foreign currency (gain) loss—net	166		2,742		(593)	3,711
Tax effects of adjustments above	1,928		(219)		3,228	(657)
Tax effects of discrete tax items (3)	(530)		(360)		221	(3,251)
Net income attributable to common stockholders, as adjusted	$43,968		$37,324		$84,660	$75,677

Diluted weighted average shares outstanding	51,861		51,471		51,729	51,445
Diluted earnings per share, U.S. GAAP	$0.95		$0.72		$1.77	$1.49
Seed investments—net (1)	(0.17)		(0.07)		(0.24)	(0.07)
Accelerated vesting of restricted stock units	0.02		0.04		0.02	0.04
Fund launch and rights offering costs	0.02		—		0.03	—
Other non-recurring expenses (2)	—		—		—	0.01
Foreign currency (gain) loss—net	—	*	0.05		(0.01)	0.07
Tax effects of adjustments above	0.04		—	*	0.06	(0.01)
Tax effects of discrete tax items (3)	(0.01)		(0.01)		0.01	(0.06)
Diluted earnings per share, as adjusted	$0.85		$0.73		$1.64	$1.47
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents the reimbursement of filing fees paid by certain members of senior leadership for the six months ended June 30, 2025.
(3)Includes excess tax benefits/deficiencies related to the vesting and delivery of restricted stock units and unrecognized tax benefit adjustments.

Reconciliations of U.S. GAAP to As Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Revenue, U.S. GAAP	$152,730	$136,126	$298,369	$270,593
Fund related amounts (1)	(893)	(806)	(2,268)	(1,483)
Revenue, as adjusted	$151,837	$135,320	$296,101	$269,110

Expenses, U.S. GAAP	$99,955	$92,799	$195,472	$182,068
Fund related amounts (1)	(1,228)	(1,102)	(2,804)	(2,042)
Accelerated vesting of restricted stock units	(771)	(1,835)	(767)	(2,204)
Fund launch and rights offering costs	(1,264)	—	(1,599)	—
Other non-recurring expenses (2)	—	—	—	(616)
Expenses, as adjusted	$96,692	$89,862	$190,302	$177,206

Operating income, U.S. GAAP	$52,775	$43,327	$102,897	$88,525
Fund related amounts (1)	335	296	536	559
Accelerated vesting of restricted stock units	771	1,835	767	2,204
Fund launch and rights offering costs	1,264	—	1,599	—
Other non-recurring expenses (2)	—	—	—	616
Operating income, as adjusted	$55,145	$45,458	$105,799	$91,904

Operating margin, U.S. GAAP	34.6%	31.8%	34.5%	32.7%
Operating margin, as adjusted	36.3%	33.6%	35.7%	34.2%
_________________________
(1)Represents the impact of consolidated funds and expenses incurred on behalf of certain Company-sponsored funds.
(2)Represents the reimbursement of filing fees paid by certain members of senior leadership for the six months ended June 30, 2025.
Non-operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Non-operating income (loss), U.S. GAAP	$19,238	$10,507	$26,315	$18,259
Seed investments—net (1)	(15,532)	(8,742)	(17,884)	(12,566)
Foreign currency (gain) loss—net	166	2,742	(593)	3,711
Non-operating income (loss), as adjusted	$3,872	$4,507	$7,838	$9,404
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
The table below summarizes net liquid assets:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$59,154	$145,452
U.S. Treasury securities	159,322	109,480
Liquid seed investments—net	135,791	148,315
Other current assets	81,897	78,874
Current liabilities	(80,825)	(115,115)
Net liquid assets	$355,339	$367,006
Cash and cash equivalents
Cash and cash equivalents are on deposit with major national financial institutions and include short-term, highly liquid investments, which are readily convertible into cash.
U.S. Treasury securities
U.S. Treasury securities, recorded at fair value, are directly issued by the U.S. government and are classified as trading investments.
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
Other current assets
Other current assets primarily represent investment advisory and administration fees receivable. We perform a review of our receivables on an ongoing basis to assess collectability and, based on our analysis as of June 30, 2026, no allowance for uncollectible accounts was required.
Current liabilities
Current liabilities include accrued compensation and benefits, distribution and service fees payable, operating lease obligations due within 12 months, certain income taxes payable and certain other liabilities and accrued expenses.
Future liquidity needs
Our business may become capital intensive over time to support growth initiatives. Potential uses of capital may include seeding or co-investing in new strategies and investment vehicles, funding the upfront costs associated with product offerings and making various investments to grow our business, among other things. In order to provide us with additional financial flexibility to pursue these opportunities, we have a $100.0 million senior unsecured revolving credit facility maturing on August 15, 2029.
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles, of which $38.5 million remained unfunded as of June 30, 2026. The timing for funding the remaining portion of our commitments is uncertain.

Cash flows
Our cash flows generally result from the operating activities of our business, with investment advisory and administration fees being the most significant contributor.
The condensed consolidated statements of cash flows on a GAAP basis include amounts attributable to certain funds that we are required to consolidate. The adjusted cash flow data provided below excludes amounts attributable to these consolidated funds. While management believes that this adjusted cash flow data is useful in evaluating the Company’s ability to fund future operating, investing and financing activities, this information should be considered supplemental in nature and not as a substitute for the related cash flow data prepared in accordance with U.S. GAAP.
The table below reconciles our cash flows presented on a GAAP basis to the adjusted cash flows excluding our consolidated funds:

	Six Months Ended June 30,
(in thousands)	Cash flows - GAAP basis	Cash flows - Consolidated Funds	Adjusted Cash flows - Excluding Consolidated Funds
Cash Flow Data:
Net cash provided by (used in) operating activities	$16,025	$(43,566)	$59,591
Net cash provided by (used in) investing activities	(59,869)	—	(59,869)
Net cash provided by (used in) financing activities	(40,583)	45,104	(85,687)
Net increase (decrease) in cash and cash equivalents	(84,427)	1,538	(85,965)
Effect of foreign exchange rate changes on cash and cash equivalents	(333)	—	(333)
Cash and cash equivalents, beginning of the period	146,604	1,152	145,452
Cash and cash equivalents, end of the period	$61,844	$2,690	$59,154
For details of the Company’s GAAP basis cash flows from operating, investing and financing activities, please refer to the condensed consolidated statements of cash flows included in Part I, Item 1 of this filing.
Cash flows from operating activities, excluding amounts attributable to consolidated funds, primarily consisted of net income adjusted for certain non-cash income and expense items and changes in working capital. Cash flows used in investing activities, excluding amounts attributable to consolidated funds, included net purchases of U.S. Treasury securities held for corporate purposes of $50.3 million and additional subscriptions into Cohen & Steers Income Opportunities REIT, Inc. of $30.7 million, partially offset by net redemptions of seed investments in the ETFs of $18.2 million. Cash flows used in financing activities, excluding amounts attributable to consolidated funds, included dividends paid to stockholders of $69.1 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $17.3 million.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
The Company’s material contractual obligations, commitments and contingencies at June 30, 2026 include operating leases, investment commitments, and purchase obligations. As of June 30, 2026, there have been no material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2025 other than the items described below.
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
On July 30, 2026, we declared a quarterly dividend on our common stock in the amount of $0.67 per share. This dividend will be payable on August 20, 2026 to stockholders of record at the close of business on August 10, 2026.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to the Company’s critical accounting estimates since December 31, 2025.

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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of June 30, 2026 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$135,791	$(84,369)	$51,422	$56,564	$46,280
Illiquid seed investments—net	$152,880	$—	$152,880	$168,168	$137,592

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2026, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2026	—	$—	—	—
May 1 through May 31, 2026	168	$69.77	—	—
June 1 through June 30, 2026	4,992	$76.58	—	—
Total	5,160	$76.36	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (2)

4.1	—	Specimen Common Stock Certificate (3)

4.2	—	Form of Registration Rights Agreement among the Company, Martin Cohen, Robert H. Steers, The Martin Cohen 1998 Family Trust and Robert H. Steers Family Trust (1)

10.13	—	Letter Agreement between the Company and Amit Muni (filed herewith)*

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	—
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

Date:	July 31, 2026	Cohen & Steers, Inc.

/s/ Amit Muni
		Name:	Amit Muni
		Title:	Executive Vice President & Chief Financial Officer

Date:	July 31, 2026	Cohen & Steers, Inc.

/s/ Elena Dulik
		Name:	Elena Dulik
		Title:	Senior Vice President & Chief Accounting Officer