Form 10-Q
period 2026-09-30
COHEN & STEERS, INC.
filed 2026-10-30
CIK 1284812

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 22, 2026 was 51,432,922.

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

PART I—Financial Information

Item 1. Financial Statements
COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$66,122	$145,452
Investments ($192,136 and $116,303) (1)	621,015	436,485
Accounts receivable	89,175	79,775
Due from brokers ($— and $90) (1)	1,758	1,865
Property and equipment—net	59,078	65,068
Operating lease right-of-use assets—net	93,166	97,342
Goodwill and intangible assets—net	19,683	20,040
Other assets ($1,390 and $986) (1)	29,822	30,667
Total assets	$979,819	$876,694

Liabilities:
Accrued compensation and benefits	$70,060	$80,614
Distribution and service fees payable	8,210	8,623
Operating lease liabilities	132,461	138,326
Income tax payable	2,218	1,650
Due to brokers ($562 and $318) (1)	4,177	319
Other liabilities and accrued expenses ($587 and $673) (1)	13,964	13,314
Total liabilities	231,090	242,846
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interests	67,493	22,805
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 58,941,808 shares issued and 51,429,466 shares outstanding at September 30, 2026 and 58,275,965 shares issued and 51,032,114 shares outstanding at December 31, 2025	590	583
Additional paid-in capital	1,029,445	992,948
Accumulated deficit	(78,300)	(105,806)
Accumulated other comprehensive loss	(5,403)	(4,657)
Treasury stock, at cost, 7,512,342 and 7,243,851 shares at September 30, 2026 and December 31, 2025, respectively	(338,654)	(321,115)
Total stockholders’ equity attributable to Cohen & Steers, Inc.	607,678	561,953
Nonredeemable noncontrolling interests	73,558	49,090
Total stockholders’ equity	681,236	611,043
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$979,819	$876,694
_________________________
(1)    Amounts in parentheses represent balances attributable to certain consolidated investment vehicles that are considered variable interest entities (VIEs) at September 30, 2026 and December 31, 2025. The assets may only be used to settle obligations of each VIE and the liabilities are the sole obligation of each VIE, for which creditors do not have recourse to the general credit of the Company.
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Investment advisory and administration fees	$148,655	$133,628	$429,766	$388,944
Distribution and service fees	8,056	7,513	24,030	21,863
Other	716	579	2,000	1,506
Total revenue	157,427	141,720	455,796	412,313
Expenses:
Employee compensation and benefits	64,115	57,196	183,323	168,390
Distribution and service fees	22,070	16,329	55,297	47,224
General and administrative	17,525	16,775	55,382	52,022
Depreciation and amortization	2,652	2,519	7,832	7,251
Total expenses	106,362	92,819	301,834	274,887
Operating income	51,065	48,901	153,962	137,426
Non-operating income (loss):
Interest and dividend income	5,942	5,106	16,467	16,792
Gain (loss) from investments—net	(1,320)	692	13,877	10,960
Foreign currency gain (loss)—net	311	859	904	(2,836)
Total non-operating income (loss)	4,933	6,657	31,248	24,916
Income before provision for income taxes	55,998	55,558	185,210	162,342
Provision for income taxes	15,166	13,924	47,592	35,647
Net income	40,832	41,634	137,618	126,695
Net (income) loss attributable to noncontrolling interests	1,412	77	(3,663)	(8,357)
Net income attributable to common stockholders	$42,244	$41,711	$133,955	$118,338

Earnings per share attributable to common stockholders:
Basic	$0.82	$0.81	$2.60	$2.31
Diluted	$0.81	$0.81	$2.58	$2.30

Weighted average shares outstanding:
Basic	51,567	51,205	51,518	51,143
Diluted	52,114	51,572	51,858	51,488

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$40,832	$41,634	$137,618	$126,695
Net (income) loss attributable to noncontrolling interests	1,412	77	(3,663)	(8,357)
Net income attributable to common stockholders	42,244	41,711	133,955	118,338
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(49)	(529)	(746)	5,538
Total comprehensive income attributable to common stockholders	$42,195	$41,182	$133,209	$123,876

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2026	$589	$1,017,499	$(85,063)	$(5,354)	$(338,296)	$64,889	$654,264	$41,104
Dividends ($0.67 per share)	—	—	(35,481)	—	—	—	(35,481)	—
Issuance of common stock	1	276	—	—	—	—	277	—
Repurchase of common stock	—	—	—	—	(358)	—	(358)	—
Issuance of restricted stock units—net	—	1,131	—	—	—	—	1,131	—
Amortization of restricted stock units—net	—	10,539	—	—	—	—	10,539	—
Net income (loss)	—	—	42,244	—	—	(459)	41,785	(953)
Other comprehensive income (loss)	—	—	—	(49)	—	—	(49)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	9,128	9,128	27,342
September 30, 2026	$590	$1,029,445	$(78,300)	$(5,403)	$(338,654)	$73,558	$681,236	$67,493

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
July 1, 2025	$582	$968,684	$(117,510)	$(3,958)	$(319,297)	$12,570	$541,071	$1,250
Dividends ($0.62 per share)	—	—	(32,472)	—	—	—	(32,472)	—
Issuance of common stock	—	235	—	—	—	—	235	—
Repurchase of common stock	—	—	—	—	(258)	—	(258)	—
Issuance of restricted stock units—net	—	1,467	—	—	—	—	1,467	—
Amortization of restricted stock units—net	—	11,637	—	—	—	—	11,637	—
Net income (loss)	—	—	41,711		—	(213)	41,498	136
Other comprehensive income (loss)	—	—	—	(529)	—	—	(529)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	2,023	2,023	13,199
September 30, 2025	$582	$982,023	$(108,271)	$(4,487)	$(319,555)	$14,380	$564,672	$14,585

See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)—(Continued)
(in thousands, except per share data)

	Nine Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2026	$583	$992,948	$(105,806)	$(4,657)	$(321,115)	$49,090	$611,043	$22,805
Dividends ($2.01 per share)	—	—	(106,449)	—	—	—	(106,449)	—
Issuance of common stock	7	957	—	—	130	—	1,094	—
Repurchase of common stock	—	—	—	—	(17,669)	—	(17,669)	—
Issuance of restricted stock units—net	—	3,829	—	—	—	—	3,829	—
Amortization of restricted stock units—net	—	31,711	—	—	—	—	31,711	—
Net income (loss)	—	—	133,955	—	—	3,985	137,940	(322)
Other comprehensive income (loss)	—	—	—	(746)	—	—	(746)	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	20,483	20,483	65,086
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(20,076)
September 30, 2026	$590	$1,029,445	$(78,300)	$(5,403)	$(338,654)	$73,558	$681,236	$67,493

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
January 1, 2025	$575	$943,281	$(129,339)	$(10,025)	$(292,781)	$9,732	$521,443	$53,460
Dividends ($1.86 per share)	—	—	(97,270)	—	—	—	(97,270)	—
Issuance of common stock	7	827	—	—	82	—	916	—
Repurchase of common stock	—	—	—	—	(26,856)	—	(26,856)	—
Issuance of restricted stock units—net	—	3,509	—	—	—	—	3,509	—
Amortization of restricted stock units—net	—	34,406	—	—	—	—	34,406	—
Net income (loss)	—	—	118,338	—	—	(183)	118,155	8,540
Other comprehensive income (loss)	—	—	—	5,538	—	—	5,538	—
Net contributions (distributions) attributable to noncontrolling interests	—	—	—	—	—	4,831	4,831	183,112
Deconsolidation of consolidated funds	—	—	—	—	—	—	—	(230,527)
September 30, 2025	$582	$982,023	$(108,271)	$(4,487)	$(319,555)	$14,380	$564,672	$14,585
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$137,618	$126,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense—net	32,851	35,877
Depreciation and amortization	9,421	8,656
Non-cash lease expense	4,093	3,947
Amortization (accretion) of premium (discount) on U.S. Treasury securities	320	1,021
(Gain) loss from investments—net	(13,877)	(10,960)
Deferred income taxes	5,438	1,990
Foreign currency (gain) loss	(73)	1,038
Changes in operating assets and liabilities:
Accounts receivable	(9,581)	6,429
Due from brokers	67	(13,446)
Investments held by consolidated funds	(105,116)	(264,140)
Other assets	(3,484)	(1,739)
Accrued compensation and benefits	(10,554)	(11,077)
Distribution and service fees payable	(413)	213
Operating lease liabilities	(5,763)	(4,390)
Due to brokers	2,901	4,766
Income tax payable	459	(5,296)
Other liabilities and accrued expenses	(7,423)	(1,086)
Net cash provided by (used in) operating activities	36,884	(121,502)
Cash flows from investing activities:
Purchases of investments	(528,634)	(305,598)
Proceeds from sales and maturities of investments	457,029	280,571
Purchases of property and equipment	(1,899)	(5,697)
Net cash provided by (used in) investing activities	(73,504)	(30,724)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	930	779
Repurchase of common stock for employee tax withholding	(17,669)	(26,856)
Dividends to stockholders	(103,596)	(95,170)
Net contributions (distributions) from noncontrolling interests	77,785	187,943
Other	(15)	(442)
Net cash provided by (used in) financing activities	(42,565)	66,254
Net increase (decrease) in cash and cash equivalents	(79,185)	(85,972)
Effect of foreign exchange rate changes on cash and cash equivalents	(365)	1,437
Cash and cash equivalents, beginning of the period	146,604	183,162
Cash and cash equivalents, end of the period	$67,054	$98,627
See notes to condensed consolidated financial statements

COHEN & STEERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

Supplemental disclosures of cash flow information:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash and cash equivalents reported within the condensed consolidated statements of cash flows above:

	As of September 30,
(in thousands)	2026	2025
Cash and cash equivalents	$66,122	$98,054
Cash included in investments (1)	932	573
Total cash and cash equivalents within condensed consolidated statements of cash flows	$67,054	$98,627
________________________
(1)    Cash included in investments represents operating cash held in consolidated funds.
Supplemental disclosures of non-cash investing and financing activities:
In connection with its stock incentive plan, the Company issued dividend equivalents in the form of restricted stock units, net of forfeitures, in the amount of $2.9 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026 and 2025, the Company deconsolidated certain funds resulting in a non-cash reduction of $20.1 million and $230.5 million, respectively, from both investments and redeemable noncontrolling interests.
During the nine months ended September 30, 2026 and 2025, the Company's consolidated exchange-traded funds had non-cash in-kind net subscriptions of $7.8 million and $20.1 million, respectively.
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

The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company's condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
New Accounting Pronouncements Not Yet Implemented
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This new guidance will be effective on January 1, 2027 for annual reporting and January 1, 2028 for interim reporting. The Company does not expect the adoption of this new standard will have a material impact on the Company's condensed consolidated financial statements and related disclosures.
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
The Company records noncontrolling interests in consolidated funds for which the Company’s ownership is less than 100%.

3. Revenue

The following tables summarize revenue recognized from contracts with customers by client domicile and by investment vehicle:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Client domicile:
North America	$138,124	$124,180	$399,759	$360,104
Japan	7,592	7,594	22,581	22,996
Europe, Middle East and Africa	6,866	5,508	19,074	16,299
Asia Pacific excluding Japan	4,845	4,438	14,382	12,914
Total	$157,427	$141,720	$455,796	$412,313

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Investment vehicle:
Wealth	$92,531	$82,332	$265,337	$237,880
Institutional	36,571	33,210	106,865	98,231
Closed-end funds	28,325	26,178	83,594	76,202
Total	$157,427	$141,720	$455,796	$412,313

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
4. Investments

The following table summarizes the Company's investments:

(in thousands)	September 30, 2026	December 31, 2025
Equity investments at fair value	$357,110	$271,034
Trading	263,896	165,443
Equity method	9	8
Total investments	$621,015	$436,485

The following table summarizes the amounts related to the Company's VIEs for which it is not the primary beneficiary:

(in thousands)	September 30, 2026	December 31, 2025
Investments	$4,540	$325
Receivables	$1,465	$791
Payables	$663	$992
The Company’s maximum exposure to loss associated with these VIEs is limited to its investments and uncollected receivables.
The following table summarizes net unrealized gains (losses) from investments still held at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net unrealized gains (losses) during the period on investments still held at the end of the period	$(2,096)	$709	$18,270	$9,572

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
5. Fair Value

The following tables present assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$40,027	$—	$—	$—	$40,027
Equity investments at fair value:
Equity securities	$127,437	$121,926	$—	$135	$249,498
Limited partnership interests	—	—	99,920	7,692	107,612
Total	127,437	121,926	99,920	7,827	357,110
Trading investments:
Fixed income	—	263,896	—	—	263,896
Equity method investments	—	—	—	9	9

Total investments	$127,437	$385,822	$99,920	$7,836	$621,015

Derivatives - assets:
Total return swaps	$—	$2,990	$—	$—	$2,990
Forward contracts - foreign exchange	—	316	—	—	316
Total	$—	$3,306	$—	$—	$3,306
Derivatives - liabilities:
Total return swaps	$—	$1,126	$—	$—	$1,126
Forward contracts - foreign exchange	—	119	—	—	119
Total	$—	$1,245	$—	$—	$1,245

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
The following tables summarize amounts related to the investments for which the fair value option has been elected:

(in thousands)	September 30, 2026	December 31, 2025
	Fair value
CNSREIT	$121,909	$80,865
Cohen & Steers Natural Resources Active ETF	$21,458	$17,906
Cohen & Steers Short Duration Preferred and Income Active ETF	$19,305	N/A
Cohen & Steers Infrastructure Opportunities Active ETF	$15,977	N/A

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	September 30, 2026	December 31, 2025
	Ownership Interest
CNSREIT	31.0%	36.9%
Cohen & Steers Natural Resources Active ETF	17.4%	35.7%
Cohen & Steers Short Duration Preferred and Income Active ETF	30.9%	N/A
Cohen & Steers Infrastructure Opportunities Active ETF	32.6%	N/A
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
Investments measured using NAV (or its equivalent) as a practical expedient primarily consist of limited partnership interests in private real estate funds. As of September 30, 2026 and December 31, 2025, the Company did not have the ability to redeem its interests in certain of these investments and others may be redeemed subject to certain restrictions. These investments have not been classified in the fair value hierarchy and are presented in the above tables to permit reconciliation of the fair value hierarchy to the amounts presented on the condensed consolidated statements of financial condition.
Total return swap contracts classified as Level 2 were valued based on the underlying futures contracts or equity indices.
Foreign currency exchange contracts classified as Level 2 were valued based on the prevailing forward exchange rate, which is an input that is observable in active markets.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$84,682	$39,247	$65,335	$32,552
Purchases/contributions	14,954	6,643	29,055	13,954
Realized and unrealized gains (losses)	284	(749)	5,530	(1,365)
Balance at end of period	$99,920	$45,141	$99,920	$45,141
The following tables summarize the valuation techniques and significant unobservable inputs approved by the Valuation Committee for Level 3 investments measured at fair value on a recurring basis:

	Fair Value as of September 30, 2026 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$87,321	Discounted cash flow	Discount rate Terminal capitalization rate	6.75% - 9.50% 5.25% - 8.00%	8.62% 7.23%
	$12,599	Transaction price	N/A

	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Limited partnership interests	$65,335	Discounted cash flow	Discount rate Terminal capitalization rate	7.00% - 10.00% 5.25% - 8.75%	8.82% 7.40%

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
Changes in the significant unobservable inputs in the above tables may result in a materially higher or lower fair value measurement.

6. Derivatives

The following tables summarize the notional amount and fair value of outstanding derivative financial instruments:

	As of September 30, 2026
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$93,268	$2,990	$1,126
Forward contracts - foreign exchange	13,813	51	89
Total corporate derivatives	107,081	3,041	1,215
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	68,275	265	30

Total	$175,356	$3,306	$1,245

	As of December 31, 2025
		Fair Value (1)
(in thousands)	Notional Amount	Assets	Liabilities
Corporate derivatives:
Total return swaps	$92,451	$353	$1,964
Forward contracts - foreign exchange	7,786	173	4
Total corporate derivatives	100,237	526	1,968
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	37,067	260	51

Total	$137,304	$786	$2,019
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
Derivatives held by consolidated funds are comprised of forward foreign exchange contracts to economically hedge currency exposure.
The following table summarizes the collateral related to derivative financial instruments:

(in thousands)	September 30, 2026	December 31, 2025
Collateral pledged	$505	$1,764
Collateral received	$1,680	$260

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
The following table summarizes net gains (losses) from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Corporate derivatives:
Total return swaps	$672	$(2,441)	$(5,287)	$(6,124)
Forward contracts - foreign exchange	(210)	381	(208)	(236)
Total corporate derivatives	462	(2,060)	(5,495)	(6,360)
Derivatives held by consolidated funds:
Forward contracts - foreign exchange	185	(118)	235	(109)

Total (1)	$647	$(2,178)	$(5,260)	$(6,469)
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

7. Earnings Per Share

The following table reconciles income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$40,832	$41,634	$137,618	$126,695
Net (income) loss attributable to noncontrolling interests	1,412	77	(3,663)	(8,357)
Net income attributable to common stockholders	$42,244	$41,711	$133,955	$118,338
Basic weighted average shares outstanding	51,567	51,205	51,518	51,143
Dilutive potential shares from restricted stock units	547	367	340	345
Diluted weighted average shares outstanding	52,114	51,572	51,858	51,488

Basic earnings per share attributable to common stockholders	$0.82	$0.81	$2.60	$2.31
Diluted earnings per share attributable to common stockholders	$0.81	$0.81	$2.58	$2.30

Anti-dilutive common stock equivalents excluded from the calculation	—	21	47	24

COHEN & STEERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
8. Income Taxes

The provision for income taxes includes U.S. federal, state, local and foreign taxes. A reconciliation of the Company’s statutory federal income tax rate to the effective income tax rate is summarized in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026	2025
U.S. federal statutory tax rate	21.0%		21.0%		21.0%	21.0%
State and local income taxes, net of federal benefit	3.0		2.8		3.0	2.9
Nontaxable or nondeductible items:
Nondeductible executive compensation	2.0		0.8		1.6	1.7
Excess tax deficiencies (benefits) related to the vesting and delivery of restricted stock units	—	*	—	*	0.5	(2.1)
Valuation allowance	0.1		0.1		(0.3)	(0.1)
Changes in unrecognized tax benefits	0.1		(0.5)		0.1	(0.5)
Effect of cross-border tax laws	0.1		0.2		0.1	0.1
Foreign tax effects	0.1		(0.4)		0.1	(0.3)
Other	—	*	1.0		0.1	0.4
Effective income tax rate	26.4%		25.0%		26.2%	23.1%
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
The following table summarizes revenue earned from these affiliated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Investment advisory and administration fees	$109,982	$98,027	$316,019	$283,171
Distribution and service fees	8,056	7,513	24,030	21,863
Total	$118,038	$105,540	$340,049	$305,034

The following table summarizes outstanding balances with related parties:

(in thousands)	September 30, 2026	December 31, 2025
Receivables from Company-sponsored funds	$41,054	$39,118
Amounts due from CNSREIT (1)	$12,246	$10,833
Payables to Company-sponsored funds	$75	$653
________________________
(1)Amounts related to services already provided of $4.2 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively, are included in accounts receivable; the remaining amounts of $8.0 million and $7.8 million as of September 30, 2026 and December 31, 2025, respectively, are included in other assets.

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
Borrowings under the Amended Credit Agreement may be used for working capital and other general corporate purposes. The Amended Credit Agreement contains affirmative, negative and financial covenants, which are customary for facilities of this type, including with respect to leverage and interest coverage, limitations on priority indebtedness, asset dispositions and fundamental corporate changes. As of September 30, 2026, the Company was in compliance with these covenants.

11. Commitments and Contingencies

From time to time, the Company may be involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The Company has committed to invest up to a total of $175.0 million in certain of our investment vehicles. As of September 30, 2026, the Company had funded $140.5 million of these commitments. The timing for funding the remaining portion of our commitments is uncertain.

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
On October 29, 2026, the Company declared a quarterly dividend on its common stock in the amount of $0.67 per share. This dividend will be payable on November 19, 2026 to stockholders of record at the close of business on November 9, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025. Such information should be read in conjunction with our condensed consolidated financial statements and the related notes included herein. The condensed consolidated financial statements of the Company are unaudited. When we use the terms "Cohen & Steers," the "Company," "we," "us" and "our," we mean Cohen & Steers, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
General
We are a global investment manager specializing in real assets and alternative income, including listed and private real estate, preferred securities, infrastructure, resource equities, commodities, as well as multi-strategy solutions. Founded in 1986, we are headquartered in New York City, with offices in London, Dublin, Hong Kong, Tokyo and Singapore.
Our strategies seek to achieve a variety of investment objectives for different risk profiles and are actively managed by specialist teams of investment professionals who employ fundamental-driven research and portfolio management processes. We offer our strategies through a variety of investment vehicles, including mutual funds, active exchange-traded funds (ETFs), non-U.S. registered funds (SICAVs), other commingled vehicles, institutional accounts and closed-end funds.
Our global distribution is concentrated in two channels: wealth and institutional. The wealth channel includes a variety of intermediaries such as global private banks, U.S. wirehouses, independent and regional broker-dealers, bank trusts, registered investment advisers and discretionary portfolio managers using global custody or clearing platforms. The institutional channel comprises sovereign wealth funds, public and private pension and retirement plans, insurance companies, endowments, foundations, and global investment consultants who support these institutions.
Our revenue from the wealth channel is derived from investment advisory, administration, distribution and service fees from mutual funds, ETFs, SICAVs and other commingled vehicles (collectively, “wealth vehicles”) as well as closed-end funds. Our revenue from the institutional channel is derived from fees received from our clients for managing advised and subadvised accounts. Our fees are based on contractually specified rates applied to the value of the assets we manage and, in certain cases, may include a performance-based fee. Investment advisory fee rates vary based on the vehicle, investment strategy, fees charged by other comparable products and prevailing market conditions. Investment administration fees from mutual funds and certain closed-end funds are designed to reimburse us for the cost of providing these services. The investment advisory and administration agreements are generally terminable upon specified notice periods and may also require a majority vote of the fund’s board of directors for certain contracts.
Our revenue fluctuates with changes in our assets under management, which may occur as a result of market appreciation and depreciation, contributions to or withdrawals from investor accounts and distributions. This revenue is recognized over the period that the assets are managed.
Macroeconomic Environment
Global economic conditions remained volatile through the third quarter of 2026, as geopolitical developments, persistent inflationary pressures and evolving monetary policy expectations continued to influence financial markets. Investors remained focused on the potential economic and productivity implications of artificial intelligence investment and adoption, conditions within private credit markets, and ongoing geopolitical developments in the Middle East and their effects on energy prices and inflation. Central banks continued to balance resilient economic activity against persistent inflationary pressures, while economic growth and corporate fundamentals generally remained solid.

Investment Performance at September 30, 2026
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
(2)    © 2026 Morningstar, Inc. All Rights Reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Morningstar calculates its ratings based on a risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. Past performance is no guarantee of future results. Based on independent rating by Morningstar, Inc. of investment performance of each Cohen & Steers-sponsored open-end U.S.-registered mutual fund for all share classes for the overall period at September 30, 2026. Overall Morningstar rating is a weighted average based on the 3-year, 5-year and 10-year Morningstar rating. Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Cohen & Steers.
Assets Under Management
Below is a discussion of our assets under management for the quarter ended September 30, 2026. For additional details, please refer to the tables on pages 21 - 24.
Assets under management at September 30, 2026 increased 5.6% to $95.9 billion from $90.9 billion at September 30, 2025.
Wealth
Assets under management in wealth vehicles at September 30, 2026 increased 7.4% to $47.7 billion from $44.4 billion at September 30, 2025. Activity during the nine months ended September 30, 2026 included:
Mutual funds:
•Net inflows of $1.8 billion including $899 million into real estate and $414 million into preferred securities;

•Market appreciation of $1.9 billion including $1.6 billion from real estate; and
•Distributions of $1.0 billion including $566 million from real estate and $403 million from preferred securities.
ETFs:
•Net inflows of $765 million including $402 million into real estate and $287 million into preferred securities;
•Market appreciation of $3 million; and
•Distributions of $21 million.
SICAVs:
•Net inflows of $679 million including $446 million into multi-strategy real assets and $110 million into real estate;
•Market appreciation of $17 million; and
•Distributions of $5 million.
Other wealth:
•Net inflows of $19 million;
•Market appreciation of $121 million; and
•Distributions of $10 million.
Institutional
Assets under management in institutional accounts at September 30, 2026 increased 4.3% to $36.2 billion from $34.7 billion at September 30, 2025. Activity during the nine months ended September 30, 2026 included:
•Net outflows of $167 million including $384 million from real estate, partially offset by net inflows of $250 million into global listed infrastructure;
•Market appreciation of $1.8 billion including $1.4 billion from real estate; and
•Distributions of $450 million from real estate.
Closed-end funds
Assets under management in closed-end funds at September 30, 2026 increased 2.3% to $12.0 billion from $11.8 billion at September 30, 2025. Activity during the nine months ended September 30, 2026 included:
•Net inflows of $206 million primarily from real estate;
•Market appreciation of $283 million including $149 million from real estate and $131 million from global listed infrastructure; and
•Distributions of $505 million including $171 million from real estate, $163 million from global listed infrastructure and $149 million from preferred securities.

Assets Under Management
By Investment Vehicle
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wealth
Assets under management, beginning of period	$48,993	$42,962	$43,437	$40,962
Inflows	3,685	3,148	11,318	9,739
Outflows	(2,388)	(2,380)	(8,012)	(8,101)
Net inflows (outflows)	1,297	768	3,306	1,638
Market appreciation (depreciation)	(2,268)	972	2,033	2,821
Distributions	(317)	(305)	(1,071)	(1,024)
Transfers	—	24	—	24
Total increase (decrease)	(1,287)	1,459	4,268	3,459
Assets under management, end of period	$47,705	$44,421	$47,705	$44,421
Average assets under management	$49,680	$43,633	$47,710	$42,527

Institutional
Assets under management, beginning of period	$38,523	$34,386	$35,060	$33,563
Inflows	1,117	812	3,592	2,563
Outflows	(1,068)	(1,349)	(3,759)	(3,985)
Net inflows (outflows)	49	(537)	(167)	(1,422)
Market appreciation (depreciation)	(2,220)	1,054	1,766	3,097
Distributions	(144)	(168)	(450)	(503)
Transfers	—	(24)	—	(24)
Total increase (decrease)	(2,315)	325	1,148	1,148
Assets under management, end of period	$36,208	$34,711	$36,208	$34,711
Average assets under management	$38,838	$34,459	$37,954	$33,980

Closed-end Funds
Assets under management, beginning of period	$12,583	$11,588	$12,047	$11,289
Inflows	204	2	206	108
Outflows	—	—	—	—
Net inflows (outflows)	204	2	206	108
Market appreciation (depreciation)	(585)	329	283	830
Distributions	(171)	(154)	(505)	(462)
Total increase (decrease)	(552)	177	(16)	476
Assets under management, end of period	$12,031	$11,765	$12,031	$11,765
Average assets under management	$12,587	$11,646	$12,517	$11,430

Total
Assets under management, beginning of period	$100,099	$88,936	$90,544	$85,814
Inflows	5,006	3,962	15,115	12,410
Outflows	(3,456)	(3,729)	(11,771)	(12,086)
Net inflows (outflows)	1,550	233	3,345	324
Market appreciation (depreciation)	(5,073)	2,355	4,082	6,748
Distributions	(632)	(627)	(2,026)	(1,989)
Total increase (decrease)	(4,155)	1,961	5,401	5,083
Assets under management, end of period	$95,944	$90,897	$95,944	$90,897
Average assets under management	$101,105	$89,738	$98,181	$87,937

_________________________
Note: Totals may not foot due to rounding.

Assets Under Management
By Wealth Vehicle
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Mutual Funds
Assets under management, beginning of period	$41,598	$37,464	$37,503	$35,922
Inflows	2,722	2,732	8,650	8,445
Outflows	(1,995)	(2,023)	(6,807)	(7,163)
Net inflows (outflows)	727	709	1,842	1,282
Market appreciation (depreciation)	(2,011)	805	1,892	2,486
Distributions	(301)	(300)	(1,036)	(1,012)
Transfers	—	—	(189)	—
Total increase (decrease)	(1,585)	1,214	2,509	2,756
Assets under management, end of period	$40,012	$38,678	$40,012	$38,678
Average assets under management	$41,918	$38,033	$40,733	$37,139

ETFs
Assets under management, beginning of period	$1,075	$124	$374	$—
Inflows	368	76	969	198
Outflows	(94)	(6)	(204)	(8)
Net inflows (outflows)	274	70	765	190
Market appreciation (depreciation)	(28)	7	3	12
Distributions	(9)	(2)	(21)	(3)
Transfers	—	—	189	—
Total increase (decrease)	236	75	937	199
Assets under management, end of period	$1,310	$199	$1,310	$199
Average assets under management	$1,241	$157	$850	$97

SICAVs
Assets under management, beginning of period	$2,006	$1,365	$1,533	$1,058
Inflows	395	170	1,119	608
Outflows	(105)	(159)	(440)	(406)
Net inflows (outflows)	290	11	679	202
Market appreciation (depreciation)	(69)	37	17	154
Distributions	(3)	(1)	(5)	(2)
Transfers	—	24	—	24
Total increase (decrease)	219	71	692	378
Assets under management, end of period	$2,225	$1,436	$2,225	$1,436
Average assets under management	$2,207	$1,376	$1,920	$1,255

Other Wealth Vehicles
Assets under management, beginning of period	$4,314	$4,009	$4,027	$3,982
Inflows	200	170	580	488
Outflows	(194)	(192)	(561)	(524)
Net inflows (outflows)	7	(22)	19	(36)
Market appreciation (depreciation)	(160)	123	121	169
Distributions	(4)	(2)	(10)	(7)
Total increase (decrease)	(157)	99	131	126
Assets under management, end of period	$4,158	$4,108	$4,158	$4,108
Average assets under management	$4,314	$4,067	$4,206	$4,036
_________________________
Note: Totals may not foot due to rounding.

Assets Under Management
By Investment Strategy
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Real Estate
Assets under management, beginning of period	$65,248	$58,306	$58,165	$56,268
Inflows	3,097	2,631	9,634	7,794
Outflows	(2,413)	(2,648)	(8,278)	(7,801)
Net inflows (outflows)	684	(17)	1,355	(7)
Market appreciation (depreciation)	(3,911)	1,154	3,330	4,038
Distributions	(374)	(390)	(1,204)	(1,236)
Transfers	—	—	—	(10)
Total increase (decrease)	(3,601)	747	3,482	2,785
Assets under management, end of period	$61,647	$59,053	$61,647	$59,053
Average assets under management	$65,987	$58,513	$63,682	$57,447

Preferred Securities
Assets under management, beginning of period	$18,433	$17,955	$18,139	$18,378
Inflows	985	886	2,789	2,475
Outflows	(704)	(756)	(2,194)	(2,898)
Net inflows (outflows)	282	130	595	(423)
Market appreciation (depreciation)	(428)	599	(75)	1,074
Distributions	(193)	(184)	(566)	(539)
Transfers	—	—	—	10
Total increase (decrease)	(340)	545	(46)	122
Assets under management, end of period	$18,092	$18,500	$18,092	$18,500
Average assets under management	$18,397	$18,300	$18,323	$18,194

Global Listed Infrastructure
Assets under management, beginning of period	$13,082	$10,175	$11,606	$8,901
Inflows	466	214	1,381	1,460
Outflows	(242)	(155)	(866)	(790)
Net inflows (outflows)	224	59	515	670
Market appreciation (depreciation)	(761)	472	578	1,293
Distributions	(57)	(46)	(210)	(174)
Transfers	—	—	—	(30)
Total increase (decrease)	(594)	485	883	1,759
Assets under management, end of period	$12,488	$10,660	$12,488	$10,660
Average assets under management	$13,089	$10,358	$12,885	$9,832

Assets Under Management
By Investment Strategy - continued
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Multi-Strategy Real Assets
Assets under management, beginning of period	$3,336	$2,500	$2,634	$2,267
Inflows	458	231	1,312	681
Outflows	(97)	(170)	(433)	(597)
Net inflows (outflows)	361	61	879	84
Market appreciation (depreciation)	28	130	250	344
Distributions	(8)	(7)	(47)	(41)
Transfers	—	—	—	30
Total increase (decrease)	381	184	1,083	417
Assets under management, end of period	$3,717	$2,684	$3,717	$2,684
Average assets under management	$3,633	$2,567	$3,291	$2,464

Total
Assets under management, beginning of period	$100,099	$88,936	$90,544	$85,814
Inflows	5,006	3,962	15,115	12,410
Outflows	(3,456)	(3,729)	(11,771)	(12,086)
Net inflows (outflows)	1,550	233	3,345	324
Market appreciation (depreciation)	(5,073)	2,355	4,082	6,749
Distributions	(632)	(627)	(2,026)	(1,990)
Total increase (decrease)	(4,155)	1,961	5,401	5,083
Assets under management, end of period	$95,944	$90,897	$95,944	$90,897
Average assets under management	$101,105	$89,738	$98,181	$87,937
_________________________
Notes:
1. Totals may not foot due to rounding.
2. Investment strategies were reclassified during the current quarter and prior period amounts have been recast to conform to the current presentation. Such reclassifications had no impact on the total assets under management previously reported.

Summary of Operating Results

(in thousands, except percentages and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP results:
Revenue	$157,427	$141,720	$455,796	$412,313
Net income	$42,244	$41,711	$133,955	$118,338
Diluted EPS	$0.81	$0.81	$2.58	$2.30
Operating margin	32.4%	34.5%	33.8%	33.3%
Fee Rate (ex. performance fees)	58.3 bps	59.1 bps	58.6 bps	59.1 bps

Adjusted results (non-GAAP):
Revenue	$156,408	$140,937	$452,509	$410,047
Net income	$46,458	$41,720	$131,118	$117,397
Diluted EPS	$0.89	$0.81	$2.53	$2.28
Operating margin	37.2%	36.1%	36.2%	34.8%
Fee Rate (ex. performance fees)	57.9 bps	58.7 bps	58.1 bps	58.8 bps

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Revenue

(in thousands)	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Investment advisory and administration fees
Wealth	$83,759	$74,240	$9,519	12.8%
Institutional	36,571	33,210	$3,361	10.1%
Closed-end funds	28,325	26,178	$2,147	8.2%
Total	148,655	133,628	$15,027	11.2%
Distribution and service fees	8,056	7,513	$543	7.2%
Other	716	579	$137	23.7%
Total revenue	$157,427	$141,720	$15,707	11.1%
Investment advisory and administration fees increased from the three months ended September 30, 2025, primarily due to higher average assets under management.
Total investment advisory and administration fees from wealth vehicles compared with average assets under management implied an annualized effective fee rate of 66.9 bps and 67.5 bps for the three months ended September 30, 2026 and 2025, respectively.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.4 bps and 38.2 bps for the three months ended September 30, 2026 and 2025, respectively. The decrease in the implied annualized effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.3 bps and 89.2 bps for the three months ended September 30, 2026 and 2025, respectively.
Distribution and service fees increased from the three months ended September 30, 2025, primarily due to higher average assets under management in mutual funds, partially offset by a shift into lower fee paying share classes.

Expenses

(in thousands)	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Employee compensation and benefits	$64,115	$57,196	$6,919	12.1%
Distribution and service fees	22,070	16,329	$5,741	35.2%
General and administrative	17,525	16,775	$750	4.5%
Depreciation and amortization	2,652	2,519	$133	5.3%
Total expenses	$106,362	$92,819	$13,543	14.6%
Employee compensation and benefits increased from the three months ended September 30, 2025, primarily due to higher incentive compensation of $4.1 million associated with increased revenue and higher salaries of $1.1 million.
Distribution and service fees increased from the three months ended September 30, 2025, primarily due to costs associated with the Cohen & Steers Quality Income Realty Fund, Inc. (RQI) rights offering of $4.8 million and higher average assets under management in mutual funds.
General and administrative expenses increased from the three months ended September 30, 2025, primarily due to higher travel and business development-related expenses of $0.7 million.
Operating margin for the three months ended September 30, 2026 decreased to 32.4% from 34.5% for the three months ended September 30, 2025. Operating margin represents the ratio of operating income to revenue.
Non-operating Income (Loss)
The condensed consolidated statements of operations on a GAAP basis include amounts attributable to certain funds that we are required to consolidate. The table below reflects our non-operating income (loss) excluding these funds. While management believes that non-operating income (loss)-excluding consolidated funds is useful in evaluating the economic impact of our seed investment performance, this information should be considered supplemental in nature and not as a substitute for non-operating income (loss) prepared in accordance with U.S. GAAP.
The table below reconciles non-operating income (loss) presented on a GAAP basis to non-operating income (loss) excluding consolidated funds:

(in thousands)	Three Months Ended September 30, 2026
	Non-operating Income (Loss) - GAAP Basis	Non-operating Income (Loss) from Consolidated Funds	Non-operating Income (Loss) - Excluding Consolidated Funds
Interest and dividend income	$5,942	$1,252	$4,690
Gain (loss) from investments—net	(1,320)	(3,008)	1,688
Foreign currency gain (loss)—net	311	—	311
Total non-operating income (loss)	$4,933	$(1,756)	$6,689
Net (income) loss attributable to noncontrolling interests	1,412	1,412	—
Non-operating income (loss) attributable to the Company	$6,345	(344)	6,689

(in thousands)	Three Months Ended September 30, 2025
	Non-operating Income (Loss) - GAAP Basis	Non-operating Income (Loss) from Consolidated Funds	Non-operating Income (Loss) - Excluding Consolidated Funds
Interest and dividend income	$5,106	$441	$4,665
Gain (loss) from investments—net	692	(300)	992
Foreign currency gain (loss)—net	859	—	859
Total non-operating income (loss)	$6,657	$141	$6,516
Net (income) loss attributable to noncontrolling interests	77	77	—
Non-operating income (loss) attributable to the Company	$6,734	$218	$6,516

Income Taxes
The Company’s effective income tax rate for the three months ended September 30, 2026 was 26.4%, compared with 25.0% for the three months ended September 30, 2025. The higher effective income tax rate in 2026 was primarily attributable to the tax impact of nondeductible executive compensation.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Revenue

(in thousands)	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Investment advisory and administration fees
Wealth	$239,307	$214,511	$24,796	11.6%
Institutional	106,865	98,231	$8,634	8.8%
Closed-end funds	83,594	76,202	$7,392	9.7%
Total	429,766	388,944	$40,822	10.5%
Distribution and service fees	24,030	21,863	$2,167	9.9%
Other	2,000	1,506	$494	32.8%
Total revenue	$455,796	$412,313	$43,483	10.5%
Investment advisory and administration fees increased from the nine months ended September 30, 2025, primarily due to higher average assets under management.
Total investment advisory and administration fees from wealth vehicles compared with average assets under management implied an annualized effective fee rate of 67.1 bps and 67.4 bps for the nine months ended September 30, 2026 and 2025, respectively.
Total investment advisory fees from institutional accounts compared with average assets under management implied an annualized effective fee rate of 37.6 bps and 38.7 bps for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the implied annualized effective fee rate is primarily due to a shift in the mix of assets under management.
Total investment advisory and administration fees from closed-end funds compared with average assets under management implied an annualized effective fee rate of 89.3 bps and 89.1 bps for the nine months ended September 30, 2026 and 2025, respectively.
Distribution and service fees increased from the nine months ended September 30, 2025, primarily due to higher average assets under management in mutual funds.

Expenses

(in thousands)	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Employee compensation and benefits	$183,323	$168,390	$14,933	8.9%
Distribution and service fees	55,297	47,224	$8,073	17.1%
General and administrative	55,382	52,022	$3,360	6.5%
Depreciation and amortization	7,832	7,251	$581	8.0%
Total expenses	$301,834	$274,887	$26,947	9.8%
Employee compensation and benefits increased from the nine months ended September 30, 2025, primarily due to higher incentive compensation of $8.6 million associated with increased revenue and higher salaries of $3.3 million.
Distribution and service fees increased from the nine months ended September 30, 2025, primarily due to costs associated with the RQI rights offering of $4.8 million and higher average assets under management in mutual funds.
General and administrative expenses increased from the nine months ended September 30, 2025, primarily due to fund organization costs related to the RQI rights offering of $1.9 million and higher information technology related costs of $0.7 million.
Operating Margin
Operating margin for the nine months ended September 30, 2026 increased to 33.8% from 33.3% for the nine months ended September 30, 2025.
Non-operating Income (Loss)
The table below reconciles non-operating income (loss) presented on a GAAP basis to non-operating income (loss) excluding consolidated funds:

(in thousands)	Nine Months Ended September 30, 2026
	Non-operating Income (Loss) - GAAP Basis	Non-operating Income (Loss) from Consolidated Funds	Non-operating Income (Loss) - Excluding Consolidated Funds
Interest and dividend income	$16,467	$3,127	$13,340
Gain (loss) from investments—net	13,877	5,122	8,755
Foreign currency gain (loss)—net	904	—	904
Total non-operating income (loss)	$31,248	$8,249	$22,999
Net (income) loss attributable to noncontrolling interests	(3,663)	(3,663)	—
Non-operating income (loss) attributable to the Company	$27,585	4,586	22,999

(in thousands)	Nine Months Ended September 30, 2025
	Non-operating Income (Loss) - GAAP Basis	Non-operating Income (Loss) from Consolidated Funds	Non-operating Income (Loss) - Excluding Consolidated Funds
Interest and dividend income	$16,792	$3,684	$13,108
Gain (loss) from investments—net	10,960	8,817	2,143
Foreign currency gain (loss)—net	(2,836)	(253)	(2,583)
Total non-operating income (loss)	$24,916	$12,248	$12,668
Net (income) loss attributable to noncontrolling interests	(8,357)	(8,357)	—
Non-operating income (loss) attributable to the Company	16,559	3,891	12,668

Income Taxes
The Company’s effective income tax rate for the nine months ended September 30, 2026 was 26.2%, compared with 23.1% for the nine months ended September 30, 2025. The higher effective income tax rate in 2026 was primarily attributable to the tax impact of the vesting and delivery of restricted stock units.
Reconciliations of U.S. GAAP to Adjusted Financial Results
Management believes that use of the following adjusted (non-GAAP) financial results provides greater transparency into the Company’s operating performance. In addition, these adjusted financial results are used to prepare the Company's internal management reports that are used in evaluating its business. While management believes that these adjusted financial results are useful in evaluating operating performance, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Net Income Attributable to Common Stockholders and Diluted Earnings per Share

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per share data)	2026		2025		2026	2025
Net income attributable to common stockholders, U.S. GAAP	$42,244		$41,711		$133,955	$118,338
Seed investments—net (1)	(1,330)		(1,320)		(13,603)	(4,893)
Accelerated vesting of restricted stock units	424		1,142		1,191	3,346
Fund launch and rights offering costs	5,105		650		6,704	650
Other non-recurring expenses (2)	1,128		—		1,128	616
Foreign currency (gain) loss—net	(311)		(677)		(904)	3,034
Tax effects of adjustments above	(895)		(132)		2,333	(789)
Tax effects of discrete tax items (3)	93		346		314	(2,905)
Net income attributable to common stockholders, adjusted	$46,458		$41,720		$131,118	$117,397

Diluted weighted average shares outstanding	52,114		51,572		51,858	51,488
Diluted earnings per share, U.S. GAAP	$0.81		$0.81		$2.58	$2.30
Seed investments—net (1)	(0.02)		(0.03)		(0.26)	(0.10)
Accelerated vesting of restricted stock units	0.01		0.02		0.03	0.07
Fund launch and rights offering costs	0.10		0.01		0.13	0.01
Other non-recurring expenses (2)	0.02		—		0.02	0.01
Foreign currency (gain) loss—net	(0.01)		(0.01)		(0.02)	0.06
Tax effects of adjustments above	(0.02)		—	*	0.04	(0.01)
Tax effects of discrete tax items (3)	—	*	0.01		0.01	(0.06)
Diluted earnings per share, adjusted	$0.89		$0.81		$2.53	$2.28
_________________________
*    Amounts round to less than $0.01 per share.
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.
(2)Represents a compensation-related tax adjustment for the three and nine months ended September 30, 2026, and reimbursement of filing fees paid by certain members of senior leadership for the nine months ended September 30, 2025.
(3)Includes excess tax benefits/deficiencies related to the vesting and delivery of restricted stock units, unrecognized tax benefit adjustments and changes in valuation allowances.

Reconciliations of U.S. GAAP to Adjusted Financial Results
Revenue, Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Revenue, U.S. GAAP	$157,427	$141,720	$455,796	$412,313
Fund related amounts (1)	(1,019)	(783)	(3,287)	(2,266)
Revenue, adjusted	$156,408	$140,937	$452,509	$410,047

Expenses, U.S. GAAP	$106,362	$92,819	$301,834	$274,887
Fund related amounts (1)	(1,406)	(967)	(4,210)	(3,009)
Accelerated vesting of restricted stock units	(424)	(1,142)	(1,191)	(3,346)
Fund launch and rights offering costs	(5,105)	(650)	(6,704)	(650)
Other non-recurring expenses (2)	(1,128)	—	(1,128)	(616)
Expenses, adjusted	$98,299	$90,060	$288,601	$267,266

Operating income, U.S. GAAP	$51,065	$48,901	$153,962	$137,426
Fund related amounts (1)	387	184	923	743
Accelerated vesting of restricted stock units	424	1,142	1,191	3,346
Fund launch and rights offering costs	5,105	650	6,704	650
Other non-recurring expenses (2)	1,128	—	1,128	616
Operating income, adjusted	$58,109	$50,877	$163,908	$142,781

Operating margin, U.S. GAAP	32.4%	34.5%	33.8%	33.3%
Operating margin, adjusted	37.2%	36.1%	36.2%	34.8%
_________________________
(1)Represents the impact of consolidated funds and expenses incurred on behalf of certain Company-sponsored funds.
(2)Represents a compensation-related tax adjustment for the three and nine months ended September 30, 2026, and reimbursement of filing fees paid by certain members of senior leadership for the nine months ended September 30, 2025.
Non-operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Non-operating income (loss), U.S. GAAP	$4,933	$6,657	$31,248	$24,916
Seed investments—net (1)	(305)	(1,427)	(18,189)	(13,993)
Foreign currency (gain) loss—net	(311)	(677)	(904)	3,034
Non-operating income (loss), adjusted	$4,317	$4,553	$12,155	$13,957
_________________________
(1)Represents the impact of consolidated funds and the net effect of corporate seed investment performance.

Adjusted Statement of Financial Condition
The condensed consolidated statements of financial condition on a GAAP basis include amounts attributable to certain funds that we are required to consolidate. The adjusted statement of financial condition provided below excludes amounts attributable to these consolidated funds and instead presents our economic interest in our seed investments on the condensed consolidated statements of financial condition. While management believes that this adjusted statement of financial condition is useful in evaluating the Company’s financial condition, this information should be considered supplemental in nature and not as a substitute for the related statement of financial condition prepared in accordance with U.S. GAAP.

The table below reconciles the condensed consolidated statement of financial condition presented on a GAAP basis to the adjusted statement of financial condition excluding the impact of consolidated funds:

	September 30, 2026			December 31, 2025
(in thousands)	Statement of Financial Condition - GAAP basis	Impact of Consolidated Funds	Adjusted Statement of Financial Condition	Statement of Financial Condition - GAAP basis	Impact of Consolidated Funds	Adjusted Statement of Financial Condition
Assets
Cash and cash equivalents	$66,122	$—	$66,122	$145,452	$—	$145,452
Investments	621,015	140,742	480,273	436,485	71,638	364,847
Due from brokers	1,758	664	1,094	1,865	90	1,775
Other assets (1)	290,924	1,416	289,508	292,892	1,193	291,699
Total assets	$979,819	$142,822	$836,997	$876,694	$72,921	$803,773

Liabilities
Due to brokers	$4,177	$1,173	$3,004	$319	$318	$1
Other liabilities and accrued expenses (2)	226,913	598	226,315	242,527	708	241,819
Total liabilities	231,090	1,771	229,319	242,846	1,026	241,820

Redeemable noncontrolling interests	67,493	67,493	—	22,805	22,805	—
Total stockholders’ equity attributable to Cohen & Steers, Inc.	607,678	—	607,678	561,953	—	561,953
Nonredeemable noncontrolling interests .	73,558	73,558	—	49,090	49,090	—
Total stockholders’ equity	681,236	73,558	607,678	611,043	49,090	561,953
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$979,819	$142,822	$836,997	$876,694	$72,921	$803,773
________________________
(1)Other assets include accounts receivable, property and equipment—net, operating lease right-of-use assets—net, goodwill and intangible assets—net, and other assets.
(2)Other liabilities and accrued expenses include accrued compensation and benefits, distribution and service fees payable, operating lease liabilities, income tax payable, and other liabilities and accrued expenses.
For details of the Company’s GAAP basis statement of financial condition, please refer to the condensed consolidated statements of financial condition included in Part I, Item 1 of this filing.
Adjusted investments increased during the period, reflecting capital deployment into U.S. Treasury securities of $70.0 million and additional strategic seed investments of $45.7 million, including contributions of $30.7 million into CNSREIT. Adjusted stockholders’ equity attributable to Cohen & Steers, Inc. increased to $607.7 million at September 30, 2026 from $562.0 million at December 31, 2025. For additional discussion of the Company’s liquidity position, capital deployment activities and cash flows, see “Changes in Financial Condition, Liquidity and Capital Resources” below.

Changes in Financial Condition, Liquidity and Capital Resources
We seek to maintain a financial condition that supports our business strategies and provides sufficient liquidity to fund operations, invest in growth opportunities and return capital to stockholders. Our current financial condition is highly liquid and is primarily comprised of cash and cash equivalents, U.S. Treasury securities, liquid seed investments and cash generated from operating activities.
The table below summarizes net liquid assets:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$66,122	$145,452
U.S. Treasury securities	179,219	109,480
Liquid seed investments—net (1)	142,436	148,315
Other current assets	87,086	78,874
Current liabilities	(105,864)	(115,115)
Net liquid assets	$368,999	$367,006
________________________
(1)Consolidated fund amounts are presented net of noncontrolling interests.

Other current assets and current liabilities
Investment advisory and administration fees receivable comprise a significant portion of other current assets. Based on our ongoing assessment of collectability, no allowance for uncollectible accounts was required as of September 30, 2026. Current liabilities primarily consist of accrued compensation and benefits, distribution and service fees payable, operating lease obligations, certain income taxes payable and certain other liabilities and accrued expenses.
Net liquid assets
Net liquid assets increased to $369.0 million at September 30, 2026 from $367.0 million at December 31, 2025. Cash generated from operating activities during the period was offset by capital deployed, including purchases of U.S. Treasury securities and strategic seed investments, as well as dividends paid to stockholders and share repurchases related to employee tax withholding obligations.
Future liquidity needs
Our business may become capital intensive over time as we pursue growth initiatives, including seeding or co-investing in new strategies and investment vehicles, funding product launches and making other strategic investments. To provide additional financial flexibility, we maintain a $100.0 million senior unsecured revolving credit facility maturing on August 15, 2029.
We have committed to invest up to a total of $175.0 million in certain of our investment vehicles, of which $34.5 million remained unfunded as of September 30, 2026. The timing for funding the remaining portion of our commitments is uncertain.
Cash flows
Our cash flows are primarily generated by investment advisory and administration fees earned from our asset management business. The condensed consolidated statements of cash flows on a GAAP basis include amounts attributable to certain funds that we are required to consolidate. The adjusted cash flow data provided below excludes amounts attributable to these consolidated funds. While management believes that this adjusted cash flow data is useful in evaluating the Company’s ability to fund future operating, investing and financing activities, this information should be considered supplemental in nature and not as a substitute for the related cash flow data prepared in accordance with U.S. GAAP.

The table below reconciles our cash flows presented on a GAAP basis to the adjusted cash flows excluding consolidated funds:

	Nine Months Ended September 30,
(in thousands)	Cash flows - GAAP basis	Cash flows - Consolidated Funds	Adjusted Cash flows - Excluding Consolidated Funds
Cash Flow Data:
Net cash provided by (used in) operating activities	$36,884	$(78,005)	$114,889
Net cash provided by (used in) investing activities	(73,504)	—	(73,504)
Net cash provided by (used in) financing activities	(42,565)	77,785	(120,350)
Net increase (decrease) in cash and cash equivalents	(79,185)	(220)	(78,965)
Effect of foreign exchange rate changes on cash and cash equivalents	(365)	—	(365)
Cash and cash equivalents, beginning of the period	146,604	1,152	145,452
Cash and cash equivalents, end of the period	$67,054	$932	$66,122
For details of the Company’s GAAP basis cash flows, please refer to the condensed consolidated statements of cash flows included in Part I, Item 1 of this filing.
Adjusted cash flows from operating activities consisted primarily of net income adjusted for certain non-cash income and expense items and changes in working capital. Adjusted cash flows used in investing activities included net purchases of U.S. Treasury securities held for corporate purposes of $70.0 million and additional subscriptions into Cohen & Steers Income Opportunities REIT, Inc. of $30.7 million, partially offset by net redemptions of seed investments in ETFs of $22.4 million. Adjusted cash flows used in financing activities included dividends paid to stockholders of $103.6 million and repurchases of common stock to satisfy employee withholding tax obligations on the vesting and delivery of restricted stock units of $17.7 million.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
The Company’s material contractual obligations, commitments and contingencies at September 30, 2026 include operating leases, investment commitments, and purchase obligations. As of September 30, 2026, there have been no material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2025 other than the items described below.
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
On October 29, 2026, we declared a quarterly dividend on our common stock in the amount of $0.67 per share. This dividend will be payable on November 19, 2026 to stockholders of record at the close of business on November 9, 2026.
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
Our seed investments are subject to market risk. We may mitigate this risk by entering into derivative contracts designed to hedge certain portions of our risk. The following table summarizes the effect of a ten percent increase or decrease on the carrying value of our seed investments, which are presented net of noncontrolling interests, if any, as of September 30, 2026 (in thousands):

	Carrying Value	Notional Value - Hedges	Net Carrying Value	Net Carrying Value Assuming a 10% increase	Net Carrying Value Assuming a 10% decrease
Liquid seed investments—net	$142,436	$(93,268)	$49,168	$54,085	$44,251
Illiquid seed investments—net	$159,448	$—	$159,448	$175,393	$143,503

Item 4. Controls and Procedures
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—Other Information
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 11, Commitments and Contingencies, in the notes to the condensed consolidated financial statements contained in Part I of this report.

Item 1A. Risk Factors
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the Form 10-K). There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2026	3,912	$80.52	—	—
August 1 through August 31, 2026	510	$85.51	—	—
September 1 through September 30, 2026	—	$—	—	—
Total	4,422	$81.09	—	—
_________________________
(1)Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's Amended and Restated Stock Incentive Plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Departure of Officer
On October 29, 2026, Elena Dulik, the Company’s principal accounting officer, notified Cohen & Steers, Inc. (the “Company”) of her decision to retire effective March 31, 2027. The Company has appointed Michael Donohue, its current Senior Vice President and Controller, as principal accounting officer effective on her retirement.
Mr. Donohue, age 51, has served as Senior Vice President and Controller of the Company since May 2023, and previously served as Interim Chief Financial Officer of the Company from October 2025 through June 2026. Prior to joining the Company, he served in various positions at Hamilton Lane from 2008 to 2023, most recently as a Managing Director and Corporate Controller. Mr. Donohue’s experience also includes prior finance and accounting roles at PQ Corporation and KPMG LLP. Mr. Donohue has a BS degree in Accounting and an MBA degree from Villanova University.
There are no family relationships between any of the Company’s directors or executive officers and Mr. Donohue required to be disclosed under Item 401(d) of Regulation S-K. Mr. Donohue has not entered into any transactions required to be disclosed under Item 404(a) of Regulation S-K and there are no arrangements or understandings between Mr. Donohue and any other person pursuant to which Mr. Donohue was appointed to serve as the Company’s principal accounting officer.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

Date:	October 30, 2026	Cohen & Steers, Inc.

/s/ Amit Muni
		Name:	Amit Muni
		Title:	Executive Vice President & Chief Financial Officer

Date:	October 30, 2026	Cohen & Steers, Inc.

/s/ Elena Dulik
		Name:	Elena Dulik
		Title:	Senior Vice President & Chief Accounting Officer